Form 10-Q
period 1997-09-30
HOUSTON INDUSTRIES INC
filed 1997-11-14
CIK 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                         ------------------------------

Commission file number 1-3187

                         HOUSTON INDUSTRIES INCORPORATED
                   (FORMERLY HOUSTON LIGHTING & POWER COMPANY)

             (Exact name of registrant as specified in its charter)

            Texas                                           74-0694415
(State or other jurisdiction                             (I.R.S. Employer
of incorporation or organization)                        Identification No.)

           1111 Louisiana
            Houston, Texas                                       77002
(Address of principal executive offices)                       (Zip Code)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                         ------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ----

As of October 31, 1997, Houston Industries Incorporated had 295,070,776 shares of common stock outstanding, including 12,388,551 ESOP shares not deemed outstanding for financial statement purposes and excluding 70,652 shares held as treasury stock.

                         ------------------------------

On August 6, 1997, Houston Industries Incorporated, the former parent corporation of the registrant (Former HI), merged with and into Houston Lighting & Power Company, which was renamed "Houston Industries Incorporated" on the date of the merger. Pursuant to the merger, each outstanding share of Former HI common stock was converted into one share of the registrant's common stock (including associated preference stock purchase rights).

                         HOUSTON INDUSTRIES INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

Part I.   Financial Information                                              Page No.

          Item 1. Financial Statements

             Statements of Consolidated Income
             Three Months and Nine Months Ended
             September 30, 1997 and 1996                                        3

             Consolidated Balance Sheets
             September 30, 1997 and December 31, 1996                           4

             Statements of Consolidated Cash Flows
             Nine Months Ended September 30, 1997 and 1996                      6

             Statements of Consolidated Retained Earnings
             Three Months and Nine Months Ended
             September 30, 1997 and 1996                                        8

             Notes to Consolidated Financial Statements                         9

          Item 2. Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                   17

          Item 3. Quantitative and Qualitative Disclosures
                  About Market Risk                                            31

Part II.  Other Information

          Item 1. Legal Proceedings                                            32

          Item 6. Exhibits and Reports on Form 8-K                             32

          Signature                                                            34

                          PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                      Three Months Ended                   Nine Months Ended
                                                                         September 30,                       September 30,
                                                                 ----------------------------       ----------------------------
                                                                     1997             1996               1997            1996
                                                                 ----------        ----------       ----------        ----------

REVENUES:
    Electric .................................................   $1,385,451        $1,230,298       $3,285,005        $3,142,234
    Natural gas distribution..................................      180,101                            180,101
    Interstate pipelines......................................       23,821                             23,821
    Energy marketing and gathering............................      533,284                            533,284
    International.............................................       21,458            16,906           61,386            38,201
    Other.....................................................       14,436             3,821           17,503             6,236
                                                                 ----------        ----------       ----------        ----------
       Total..................................................    2,158,551         1,251,025        4,101,100         3,186,671
                                                                 ----------        ----------       ----------        ----------

EXPENSES:
    Electric and natural gas:
       Fuel ..................................................      895,012           319,548        1,361,374           817,836
       Purchased power........................................       99,298            71,762          278,922           224,078
       Operation and maintenance..............................      405,793           206,748          850,249           637,561
       Taxes other than income taxes..........................       85,588            63,280          207,008           191,148
    International.............................................       14,036            13,207           44,530            57,324
    Depreciation and amortization.............................      184,156           130,970          446,889           389,868
    Other operating expenses..................................       11,952             4,441           46,063             5,870
                                                                 ----------        ----------       ----------        ----------
       Total..................................................    1,695,835           809,956        3,235,035         2,323,685
                                                                 ----------        ----------       ----------        ----------

OPERATING INCOME..............................................      462,716           441,069          866,065           862,986
                                                                 ----------        ----------       ----------        ----------

OTHER INCOME (EXPENSE):
    Litigation settlements....................................                                                           (95,000)
    Time Warner dividend income...............................       10,313            10,403           31,028            31,208
    Interest income...........................................        3,696               770            5,387             3,482
    Other - net...............................................       11,028              (322)           8,244            (1,523)
                                                                 ----------        ----------       ----------        ----------
       Total..................................................       25,037            10,851           44,659           (61,833)
                                                                 ----------        ----------       ----------        ----------

INTEREST AND OTHER CHARGES:
    Interest on long-term debt................................       91,874            68,610          217,513           208,861
    Other interest............................................       18,667            11,475           51,826            22,810
    Distribution on trust securities..........................        7,055                             18,728
    Allowance for borrowed funds used
       during construction....................................          (47)             (583)          (1,892)           (1,939)
    Preferred dividends of subsidiary.........................           33             5,373            2,255            17,318
                                                                 ----------        ----------       ----------        ----------
       Total..................................................      117,582            84,875          288,430           247,050
                                                                 ----------        ----------       ----------        ----------

INCOME BEFORE INCOME TAXES....................................      370,171           367,045          622,294           554,103

INCOME TAXES..................................................      126,209           127,021          197,249           185,485
                                                                 ----------        ----------       ----------        ----------

NET INCOME....................................................      243,962           240,024          425,045           368,618
                                                                 ----------        ----------       ----------        ----------

PREFERRED STOCK DIVIDEND......................................           64                                 64
                                                                 ----------        ----------       ----------

NET INCOME AVAILABLE FOR COMMON STOCK.........................  $   243,898        $  240,024       $  424,981        $  368,618
                                                                ===========        ==========       ==========        ==========

EARNINGS PER COMMON SHARE.....................................  $      0.93        $     0.98       $     1.74        $     1.49
DIVIDENDS DECLARED PER COMMON SHARE...........................  $     0.375        $    0.375       $    1.125        $    1.125

WEIGHTED AVERAGE COMMON SHARES
    Outstanding (000).........................................      263,373           245,889          243,769           247,664

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                    September 30,              December 31,
                                                                                         1997                      1996
                                                                                     ------------            -------------

PROPERTY, PLANT AND EQUIPMENT - AT COST:
    Electric plant:
       Plant in service............................................................  $ 12,576,498            $  12,387,375
       Construction work in progress...............................................       187,827                  251,497
       Nuclear fuel................................................................       253,998                  241,001
       Plant held for future use...................................................        48,631                   48,631
    Gas Plant and Pipelines:
       Natural gas distribution....................................................     1,287,648
       Interstate pipelines........................................................     1,291,202
       Energy marketing and gathering..............................................       161,546
    Other property.................................................................       142,537                   86,969
                                                                                     ------------            -------------
             Total.................................................................    15,949,887               13,015,473

    Less accumulated depreciation and amortization.................................     4,623,328                4,259,050
                                                                                     ------------            -------------

             Property, plant and equipment - net...................................    11,326,559                8,756,423
                                                                                     ------------            -------------

CURRENT ASSETS:
    Cash and cash equivalents......................................................        53,407                    8,001
    Accounts receivable - net......................................................       538,385                   36,277
    Accrued unbilled revenues......................................................       119,135                   77,853
    Time Warner dividends receivable...............................................        10,313                   10,313
    Fuel stock and petroleum products..............................................       118,998                   61,795
    Materials and supplies, at average cost........................................       158,681                  130,380
    Prepayments and other current assets...........................................        62,719                   19,301
                                                                                     ------------            -------------
             Total current assets..................................................     1,061,638                  343,920
                                                                                     ------------            -------------

OTHER ASSETS:
    Investment in Time Warner securities...........................................       990,000                1,027,500
    Goodwill - net.................................................................     1,955,788
    Deferred plant costs - net.....................................................       571,641                  587,352
    Equity investments in and advances to foreign and
       non-regulated affiliates - net..............................................       677,565                  501,991
    Regulatory tax asset - net.....................................................       356,580                  362,310
    Deferred debits................................................................       562,738                  306,473
    Recoverable project costs - net................................................       113,634                  163,630
    Unamortized debt expense and premium on
       reacquired debt.............................................................       215,498                  153,823
    Fuel-related debits............................................................       182,178                   84,435
                                                                                     ------------            -------------
             Total other assets....................................................     5,625,622                3,187,514
                                                                                     ------------            -------------

                Total..............................................................  $ 18,013,819            $  12,287,857
                                                                                     ============            =============


                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                         CAPITALIZATION AND LIABILITIES

                                                                                        September 30,            December 31,
                                                                                            1997                     1996
                                                                                        -----------             -------------

CAPITALIZATION:
    Common stock equity:
       Common stock, no par value.....................................................  $ 3,097,299             $   2,446,754
       Treasury stock, at cost........................................................       (1,090)                 (361,196)
       Unearned ESOP shares...........................................................     (233,437)                 (251,350)
       Retained earnings..............................................................    2,141,326                 1,997,490
       Currency translation adjustment................................................         (442)
       Unrealized gain (loss) on equity securities....................................        3,809                    (3,737)
                                                                                        -----------             -------------
              Total common stock equity...............................................    5,007,465                 3,827,961
                                                                                        -----------             -------------


    Cumulative preferred stock, no par
       value, not subject to mandatory redemption.....................................        9,740                   135,179
                                                                                        -----------             -------------

    HL&P/NorAm obligated mandatorily redeemable securities
       of subsidiary trusts holding solely subordinated
     debentures of HL&P/NorAm.........................................................      380,350
                                                                                        -----------

    Long-Term Debt:
       Automatic common exchange securities (ACES)....................................    1,052,384
       Debentures.....................................................................      349,237                   349,098
       Long-term debt of HL&P and subsidiaries:
          First mortgage bonds........................................................    2,495,268                 2,670,041
          Debentures..................................................................      405,600
          Notes payable...............................................................      932,901
          Pollution control revenue bonds.............................................      118,000                     5,000
          Other.......................................................................       15,936                     1,511
                                                                                        -----------             -------------
              Total long-term debt....................................................    5,369,326                 3,025,650
                                                                                        -----------             -------------

                  Total capitalization................................................   10,766,881                 6,988,790
                                                                                        -----------             -------------

CURRENT LIABILITIES:
    Notes payable.....................................................................    1,763,313                 1,337,872
    Accounts payable..................................................................      592,717                   157,682
    Taxes accrued.....................................................................      287,709                   191,011
    Interest accrued..................................................................      118,239                    67,707
    Dividends declared................................................................       92,549                    92,515
    Customer deposits.................................................................       82,198                    53,633
    Current portion of long-term debt and preferred stock.............................      190,385                   254,463
    Other.............................................................................      241,742                    89,238
                                                                                        -----------             -------------
                  Total current liabilities...........................................    3,368,852                 2,244,121
                                                                                        -----------             -------------

DEFERRED CREDITS:
    Accumulated deferred income taxes - net...........................................    2,757,698                 2,265,031
    Unamortized investment tax credit.................................................      354,109                   373,749
    Fuel-related credits..............................................................       93,479                    74,639
    Benefit liabilities...............................................................      354,214                   243,375
    Other.............................................................................      318,586                    98,152
                                                                                        -----------             -------------
                  Total deferred credits..............................................    3,878,086                 3,054,946
                                                                                        -----------             -------------

COMMITMENTS AND CONTINGENCIES

                    Total.............................................................  $18,013,819             $  12,287,857
                                                                                        ===========             =============


                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                             -----------------------------
                                                                                                1997                1996
                                                                                             ----------         ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income...........................................................................    $ 425,045          $ 368,618

     Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization.....................................................      446,889            389,868
        Amortization of nuclear fuel......................................................       21,727             24,261
        Deferred income taxes.............................................................       23,973             (5,127)
        Investment tax credit.............................................................      (14,740)           (14,592)
        Allowance for other funds used during construction ...............................         (171)            (3,093)
        Contribution of marketable equity securities to
           charitable trust...............................................................       19,463
        Fuel cost and over/(under) recovery - net.........................................      (67,171)          (119,442)
        Changes in other assets and liabilities:
           Accounts receivable - net......................................................       75,006             19,604
           Inventory......................................................................       21,260              9,061
           Other current assets...........................................................      (13,584)             1,328
           Accounts payable...............................................................      (95,054)           (15,146)
           Interest and taxes accrued.....................................................       73,724            105,746
           Other current liabilities......................................................       43,590                (73)
           Other - net....................................................................      (13,457)            17,673
                                                                                             ----------         ----------
               Net cash provided by operating activities..................................      946,500            778,686
                                                                                             ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures (including allowance for
        borrowed funds used during construction)..........................................     (180,472)          (226,783)
     Purchase of NorAm Energy Corp., net of cash acquired.................................   (1,422,672)
     Non-regulated electric power project expenditures....................................     (215,020)          (446,600)
     Sale of Time Warner securities.......................................................       25,043
     Other - net..........................................................................      (10,484)           (37,984)
                                                                                             ----------         ----------
               Net cash used in investing activities......................................   (1,803,605)          (711,367)
                                                                                             ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of ACES - net.....................................................    1,020,770
     Proceeds from issuance of commercial paper...........................................    1,379,568
     Payment to retire commercial paper...................................................   (1,020,317)
     Proceeds from sale of HL&P obligated mandatorily
        redeemable securities of subsidiary trusts holding
        solely subordinated debentures of HL&P............................................      340,785
     Purchase of treasury stock...........................................................                        (205,901)
     Payment of matured bonds.............................................................     (190,000)          (150,000)
     Proceeds from issuance of pollution control revenue
        bonds.............................................................................      115,739
     Redemption of preferred stock........................................................     (153,628)           (51,400)
     Payment of common and preferred stock dividends......................................     (281,009)          (279,498)
     Increase/(decrease)in notes payable - net............................................     (214,486)           691,531
     Extinguishment of long-term debt.....................................................     (190,338)           (85,263)
     Other - net..........................................................................       95,427              9,131
                                                                                             ----------         ----------
               Net cash provided by/(used in) financing
                 activities...............................................................      902,511            (71,400)
                                                                                             ----------         ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................................       45,406             (4,081)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................................        8,001             11,779
                                                                                             ----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................   $   53,407         $    7,698
                                                                                             ==========         ==========

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                     CONT'D

                                                                                                   Nine Months Ended
                                                                                                     September 30,
                                                                                             ------------------------------
                                                                                                1997                1996
                                                                                             -----------        -----------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash Payments:
        Interest (net of amounts capitalized).......................................         $   274,560        $  221,641
        Income taxes................................................................             113,128            91,867

The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of the Company's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former NorAm's common stock and common stock equivalents and $1.6 billion of NorAm debt.

                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)

                                                                      Three Months Ended                   Nine Months Ended
                                                                        September 30,                        September 30,
                                                                ----------------------------         -------------------------
                                                                   1997              1996               1997              1996
                                                                ----------        ----------         ----------        -------

Balance at Beginning of Period................................  $2,003,194        $1,896,173         $1,997,490        $1,953,672

Net Income for the Period.....................................     243,962           240,024            425,045           368,618
                                                                ----------        ----------         ----------        ----------

          Total...............................................   2,247,156         2,136,197          2,422,535         2,322,290

Preferred Stock Dividends.....................................         (64)                                 (64)

Common Stock Dividends........................................    (105,766)          (89,960)          (281,145)         (276,053)
                                                                ----------        ----------         ----------        ----------

Balance at End of Period......................................  $2,141,326        $2,046,237         $2,141,326        $2,046.237
                                                                ==========        ==========         ==========        ==========


                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     On August 6, 1997, Houston Industries Incorporated (Former HI) merged with and into Houston Lighting & Power Company (HL&P), which was renamed "Houston Industries Incorporated" (Company), and NorAm Energy Corp., a natural gas gathering, transmission, marketing and distribution company (Former NorAm), merged with and into a subsidiary of the Company, HI Merger, Inc., which was renamed "NorAm Energy Corp." (NorAm). Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former HI was converted into one share of common stock (including associated preference stock purchase rights) of the Company, and each outstanding share of common stock of Former NorAm was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of the Company. For additional information regarding the Merger, see Note 3 below.

     The interim financial statements and notes (Interim Financial Statements) in this Form 10-Q (Form 10-Q) include the accounts of the Company and its wholly owned and majority owned subsidiaries including, effective as of August 6, 1997, the accounts of NorAm and its wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain information included in financial statements prepared in accordance with generally accepted accounting principles and should be read in combination with the Combined Annual Report on Form 10-K of Former HI and HL&P (Company's Form 10-K) for the year ended December 31, 1996 (File Nos. 1-7629 and 1-3187) and the Annual Report on Form 10-K of Former NorAm (NorAm's Form 10-K) for the year ended December 31, 1996 (File No. 1-3751). For additional information regarding the presentation of interim period results, see Note 10 below.

     The following notes to the financial statements in the Company's Form 10-K and NorAm's Form 10-K relate to material contingencies. These notes, as updated by the notes contained in this Form 10-Q and the notes contained in the Quarterly Report on Form 10-Q of Former HI and HL&P for the quarter ended March 31, 1997 (Company's First Quarter Form 10-Q) and for the quarter ended June 30, 1997 (Company's Second Quarter Form 10-Q), and from the Quarterly Report on Form 10-Q of Former NorAm for the quarter ended March 31, 1997 (NorAm's First Quarter Form 10-Q) and for the quarter ended June 30, 1997 (NorAm's Second Quarter Form 10-Q) are incorporated herein by reference and include the following:

     Company: Note 1(b) (System of Accounts and Effects of Regulation), Note 1(n) (Nature of Operations), Note 1(o) (Use of Estimates), Note 2 (Jointly-Owned Nuclear Plant), Note 3 (Rate Matters), Note 4 (Investments in HI Energy) and Note 11 (Commitments and Contingencies).

     NorAm: Note 1 (Accounting Policies and Components of Certain Financial Statement Line Items) and Note 7 (Commitments and Contingencies).

(2)  SIGNIFICANT ACCOUNTING POLICIES

     For information regarding significant accounting policies of the Company and its wholly owned subsidiary, NorAm, see Note 1 to the Company's Form 10-K and Note 1 to NorAm's Form 10-K, which notes, as updated by the information contained in this note, are incorporated herein by reference.

     Accounting for Energy Risk Management Activities. The Company, through NorAm and certain of its subsidiaries, utilizes a variety of derivative financial instruments, including swaps and exchange-traded futures and options (Derivatives) as part of its overall risk-management strategy and for limited trading purposes as discussed below. To reduce the risk from market fluctuations in the price of electric power, natural gas and related transportation, NorAm and certain of its subsidiaries enter into futures transactions, swaps and options (Energy Derivatives) in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). NorAm also utilizes interest-rate derivatives (principally interest-rate swaps) in order to adjust the portion of its overall borrowings which are subject to interest-rate risk, and also has utilized such derivatives to effectively fix the interest rate on debt expected to be issued for refunding purposes. In addition, a subsidiary of NorAm maintains a portfolio of Energy Derivatives for trading purposes.

     The Company's accounting for activities involving derivative financial instruments is in accordance with the concepts established in Statement of Financial Accounting Standards (SFAS) No. 80, "Accounting for Futures Contracts", American Institute of Certified Public Accountants Statement of Position 86-2, "Accounting for Options" and various pronouncements of the Emerging Issues Task Force of the Financial Accounting Standards Board
     (FASB).

     Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in the Company's consolidated financial statements. The cash impacts associated with such derivatives are (i) recognized as an asset or liability in the case of options or other derivatives for which money is exchanged either (A) at the inception of the position or (B) as a result of margin calls, (ii) included in the measurement of the transaction that satisfies the commitment in the case of firm commitments and (iii) included in the measurement of the subsequent transaction in the case of anticipated transactions, whether or not the Energy Derivative position is closed out before the date of the anticipated transaction. Once it becomes probable that an anticipated transaction will not occur, deferred gains and losses are recognized. In general, the financial impact of transactions involving these Energy Derivatives is included in the Company's Statement of Consolidated Income under the caption (i) "Fuel expenses" in the case of natural gas transactions and
     (ii) "Operation and maintenance" in the case of electric power transactions. Cash flows resulting from these transactions in Energy Derivatives are included in the Company's Statements of Consolidated Cash Flows in the same category as the item being hedged.

     In the case of interest-rate swaps associated with existing obligations, cash flows and expense associated with the interest-rate derivative transactions are matched with the cash flows and interest expense of the obligation being hedged, resulting in an adjustment to the effective interest rate. When interest-rate swaps are utilized to effectively fix the interest rate for an anticipated debt issuance, changes in the market value of the interest-rate derivatives are deferred and recognized as an adjustment to the effective interest rate on the newly-issued debt. If it is determined that the anticipated issuance of debt will not occur, or that the issuance will be for an amount or a term different from that anticipated at the inception of the hedge, either all or a pro rata portion (as applicable) of the deferred gain or loss is recognized concurrently with such determination.

     For transactions involving either Energy Derivatives or interest-rate derivatives, hedge accounting is applied only if the derivative (i) reduces the risk of the underlying hedged item and (ii) is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts which are inversely correlated to those of the item(s) to be hedged. This correlation (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of variation from 80% to 125% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and "mark-to-market" accounting (as described below) is applied.

     A subsidiary of NorAm maintains a portfolio of Energy Derivatives for trading purposes, representing a small portion of the Company's overall derivative positions. In addition, the total underlying notional amounts of natural gas or electric power associated with these trading activities represents a small fraction of NorAm's total notional transaction volume in these energy commodities for any given period. This trading portfolio of Energy Derivatives is "marked-to-market" on a daily basis, with unrealized gains and losses included in income as they occur and reported in the Company's consolidated financial statements under the same line items as the impacts of the energy hedging transactions as described above.

(3)  ACQUISITION OF NORAM

     The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of the Company's common stock valued at approximately $1 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former NorAm's common stock and common stock equivalents and $1.6 billion of Former NorAm debt ($1.3 billion of which was long-term debt).

     The Company has recorded the acquisition of NorAm under the purchase method of accounting with assets and liabilities of NorAm reflected at their estimated fair market values as of the date of the purchase. The Company has recorded the $2 billion excess of the acquisition cost over the fair value of the net assets acquired as goodwill and is amortizing this amount over 40 years. On a preliminary basis, the Company's fair value adjustments included increases in property, plant and equipment, long-term debt, and unrecognized pension and post retirement benefits liabilities plus related deferred taxes. The allocation of the purchase price is preliminary, since valuation and other studies have not been finalized.

     The Company's results of operations incorporate NorAm's results of operations only for the period beginning August 6, 1997. The following table presents certain unaudited pro forma information for the three and nine month periods ended September 30, 1997 and 1996, as if the Merger had occurred on January 1, 1997 or 1996, as applicable.

                           Pro Forma Combined Results
                                  of Operation
                      (In millions, except per share data)

                              Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                              ------------------      ------------------
                               1997        1996        1997        1996
                              ------      ------      ------      ------

Revenues                      $2,555      $2,150      $7,438      $6,395
Net Income Available for
Common Stock                  $  215      $  215      $  431      $  367
Earnings Per Share            $ 0.76      $ 0.73      $ 1.53      $ 1.24

     These and other pro forma results appearing in this Form 10-Q are based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the combined results that would have resulted had the Merger occurred at the beginning of the periods indicated.

(4)  CAPITAL STOCK

 (a) Common Stock. At September 30, 1997, the Company had 282,346,858 shares of common stock issued and outstanding (out of a total of 700,000,000 authorized shares). At December 31, 1996, the number of shares of outstanding Common Stock of Former HI was 233,335,481. Outstanding common shares excluded (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (12,388,551 and 13,370,939 at September 30, 1997 and December 31, 1996, respectively) and (ii) treasury shares (50,747 and 16,042,027 at September 30, 1997, and December 31, 1996, respectively).

 (b) Earnings Per Share. The Company calculates earnings per common share by dividing net income by the weighted average common shares outstanding during the relevant period. For information regarding the adoption of SFAS No. 128, "Earnings Per Share" (Dual Presentation of Basic and Diluted Earnings per Share Calculations for Financial Statements) with respect to periods ending after December 15, 1997, see Note 5 to the Company's First Quarter Form 10-Q. The Company's current earnings per share calculation conforms to basic earnings per share. Diluted earnings per share are not expected to be materially different from basic earnings per share.

 (c) Preferred Stock. At September 30, 1997 and December 31, 1996, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares were outstanding at September 30, 1997 and 1,604,397 shares were outstanding at December 31, 1996.

     As of September 30, 1997, the Company's only outstanding series of preferred stock was its $4.00 Preferred Stock. The $4.00 Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

     For information regarding the redemption during the first six months of 1997 of the Company's $6.72, $7.52, $8.12 and $9.375 cumulative preferred stock, see Note 7 to the Company's First Quarter Form 10-Q and Note 3 to the Company's Second Quarter Form 10-Q.

 (d) Preference Stock. At September 30, 1997, the Company had 10,000,000 authorized shares of preference stock, of which 700,000 shares are classified as Series A Preference Stock and 27,000 shares are classified as Series B Preference Stock. As of September 30, 1997, there were no shares of Series A Preference Stock issued and outstanding (such shares being issuable in accordance with the Company's Shareholder Rights Agreement upon the occurrence of certain events). The number of shares of Series B Preference Stock issued and outstanding as of September 30, 1997 was 17,000. The sole holder of the Series B Preference Stock is a wholly owned financing subsidiary of the Company.

(5)  LONG-TERM DEBT AND SHORT-TERM FINANCING

 (a) Overview. At September 30, 1997 and December 31, 1996, the Company had $7.3 billion and $4.6 billion, respectively, in long-term and short-term debt outstanding. Of the amount of long-term and short-term debt outstanding as of September 30, 1997, $1.8 billion represents debt of NorAm.

                             Consolidated Long-Term Debt and Short-Term Borrowings
                             -----------------------------------------------------
                                                   (In millions)

                                                  September 30,       December 31,
                                                      1997                 1996
                                                  -------------       ------------

Short-Term Borrowings:
  Commercial Paper                                   $1,288              $1,332
  Current Portion of Long-Term Debt                     190                 259
  Lines of Credit                                       180
  NorAm Sale of Receivables                             295

Long-Term Debt:
  Debentures(1)                                         756                 350
  First Mortgage Bonds(1)                             2,510               2,685
  Notes Payable                                         933
  Pollution Control Revenue Bonds                       118                   5
  Automatic Common Exchange Securities                1,052
  Other                                                  16                   2

     (1)  Unamortized discount related to debentures was approximately
          $1 million at September 30, 1997 and December 31, 1996. Unamortized discount related to first mortgage bonds was approximately $15 million at September 30, 1997 and December 31, 1996.

     Consolidated maturities of long-term debt for the Company (including NorAm) are approximately $87 million for the remainder of 1997, $238 million in 1998, $378 million in 1999, $1.4 billion in 2000 and $401 million in 2001.

 (b) FinanceCo Credit Facility. In August 1997, a limited partnership special purpose subsidiary of the Company (FinanceCo), established a five-year, $1.644 billion revolving credit facility with a consortium of commercial banks (FinanceCo Facility). The FinanceCo Facility supported $1.288 billion in commercial paper borrowings by FinanceCo at September 30, 1997 recorded as notes payable in the Consolidated Balance Sheet. The weighted average interest rate of these borrowings at September 30, 1997, was 5.91%. Proceeds from the initial issuances of commercial paper were used to fund the cash portion of the consideration paid to Former NorAm stockholders under the terms of the Merger.

     Borrowings under the FinanceCo Facility, which bear interest at a rate based upon either the London interbank offered rate (LIBOR) plus a margin or a base rate plus a margin or at a rate determined through a bidding process. The FinanceCo Facility may be used (i) to support the issuance of commercial paper or other short-term indebtedness of FinanceCo, (ii) subject to certain limitations, to finance repurchases of Company common stock and (iii) subject to certain limitations, to provide funds for general purposes of FinanceCo, including the making of intercompany loans to, or securing letters of credit for the benefit of, FinanceCo's affiliates.

     The FinanceCo Facility requires the Company to maintain a ratio of consolidated indebtedness for borrowed money to consolidated capitalization that does not exceed 0.64:1.00 from October 1, 1997 through December 31, 1997; 0.62:1.00 from January 1, 1998 through December 31, 1998; and 0.60:1.00 from January 1, 1999 until termination of the FinanceCo Facility. The FinanceCo Facility also contains restrictions applicable to the Company with respect to, among other things, (i) liens, (ii) consolidations, mergers and dispositions of assets, (iii) dividends and repurchases of common stock, (iv) certain types of investments and (v) certain changes in its business. The FinanceCo Facility contains customary covenants and default provisions applicable to FinanceCo and its subsidiaries, including limitations on, among other things, additional indebtedness (other than certain permitted indebtedness), liens and certain investments or loans.

     Subject to certain conditions and limitations, the Company is required to make cash payments from time to time to FinanceCo from excess cash flow (as defined in the FinanceCo Facility) to the extent necessary to enable FinanceCo to meet its financial obligations. Borrowings under the FinanceCo Facility are secured by pledges of (i) the shares of common stock of NorAm held by the Company, (ii) all of the limited and general partner interests of FinanceCo and all of the Company's interest in the general partner of FinanceCo, (iii) the capital stock of HI Energy, (iv) the capital stock of other significant subsidiaries of the Company, (v) the Series B Preference Stock and (vi) certain intercompany notes held by FinanceCo. The obligations under the FinanceCo Facility are not secured by the utility assets of the Company or NorAm or by the Company's investment in Time Warner Inc. (Time Warner).

 (c) ACE Securities. The Company owns 11 million shares of non-publicly traded Convertible Preferred Stock of Time Warner (Time Warner Preferred Stock). In connection with the monetization of its investment in these securities, Former HI sold in July 1997, 22,909,040 of its unsecured 7% Automatic Common Exchange Securities due July 1, 2000 (ACE Securities), having a face amount of $45.9375 per security.

     At maturity, the principal amount of the ACE Securities will be mandatorily exchangeable by the Company into either (i) a number of shares of common stock of Time Warner based on an exchange rate or (ii) cash having an equal value. Subject to adjustments that may result from certain dilution events, the exchange rate for each

     ACE Security is determined as follows: (i) 0.8264 shares of Time Warner common stock if the price of Time Warner common stock at maturity (Maturity Price) is at least $55.5844 per share, (ii) a fractional share of Time Warner common stock such that the fractional share will have a value equal to $45.9375 if the Maturity Price is less than $55.5844 but greater than $45.9375 and (iii) one share of Time Warner common stock if the Maturity Price is not more than $45.9375.

     Prior to maturity, the Company has the option of redeeming the ACE Securities if (i) changes in federal tax regulations require recognition of a taxable gain on the Company's Time Warner Preferred Stock and (ii) the Company could defer such gain by redeeming the ACE Securities. The redemption price is 105% of the closing sales price of the ACE Securities as determined over a period prior to the redemption notice. The redemption price may be paid in cash or in shares of Time Warner common stock or a combination of the two.

     Former HI used the net proceeds of the sale of the ACE Securities (approximately $1.021 billion) to retire an equivalent amount of Former HI's then outstanding commercial paper. For a description of the Company's accounting treatment of the ACE Securities and its investment in Time Warner (including the potential adverse impact on earnings that may be caused by certain fluctuations in the market value of Time Warner securities), see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings -- Accounting Treatment of ACE Securities" in Item 2 of the Form 10-Q.

(6) COMPANY OBLIGATED MANDATORILY REDEEMABLE SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY AND NORAM

     For information regarding (i) $250 million of preferred securities and $100 million of capital securities issued by statutory business trusts formed by HL&P and (ii) $177.8 million of convertible preferred securities issued by a statutory business trust formed by Former NorAm, of which $30.5 million were outstanding at September 30, 1997, see Note 7 to the Company's First Quarter Form 10-Q and Note 3 to the NorAm Form 10-K, respectively. The sole asset of each trust consists of subordinated debentures of the Company or NorAm (as the case may be) having principal amounts, interest rates and maturity dates corresponding to each issue of preferred or capital securities.

(7)  DEPRECIATION

     The Company calculates depreciation using the straight-line method. The Company's depreciation expense for the third quarter of 1997 and the nine months ended September 30, 1997 was $115 million and $296 million, respectively, compared with $91 million and $269 million for the same periods in 1996.

(8)  CERTAIN RATE AND TAX MATTERS

 (a) Rate Matters -- Company. For information about rate case proceedings affecting the Company's electric operations division, see Note 3 (Rate Matters) in the Company's Form 10-K, which note is incorporated herein by reference.

     In September 1997, the Company received a judgment dismissing all outstanding appeals of the Public Utility Commission of Texas' (Utility Commission) order in Docket No. 6668. As a result of this judgment, all outstanding appeals of the Company's prior rate cases have now been dismissed and such action is final.

     For information regarding the Company's electric operations division's proposed transition plan and price reduction agreement relating to the transition to retail access for utility customers (Proposed Transition Plan), see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings" in Item 2 of this Form 10-Q.

 (b) Tax Refund Case. In July 1990, Former HI paid approximately $104.5 million to the Internal Revenue Service (IRS) following an IRS audit of Former HI's 1983 and 1984 federal income tax returns. In November 1991, Former HI filed a refund suit in the U.S. Court of Federal Claims seeking the return of $52.1 million of tax and $36.3 million of accrued interest, plus interest on both of those amounts accruing after July 1990. The major contested issue in the refund case involved the IRS allegation that certain amounts related to the over-recovery of fuel costs should have been included as taxable income in 1983 and 1984 even though HL&P had an obligation to refund the over-recoveries to its ratepayers.

     In September 1997, the United States Court of Appeals for the Federal Circuit upheld a lower court ruling that the Company (as successor corporation to Former HI) was due a refund of federal income taxes assessed on fuel over-recoveries during 1983 and 1984 that subsequently were refunded to HL&P's customers. If the opinion is upheld in its current form, the Company estimates that it will receive a refund of approximately $82 million in taxes and interest paid by Former HI in July 1990, plus interest that has accrued since 1990 (approximately $138 million in total refund as of September 30, 1997). Based on the Company's deferred recognition of the 1990 tax payment and after giving effect to federal income taxes due on the accrued interest, the Company estimates that this refund would increase earnings by approximately $30 million. The IRS has not yet indicated whether it will ask the U.S. Supreme Court to review the Court of Appeals' decision.

(9)  SUBSEQUENT EVENTS

     The Company and the other three owners of the South Texas Project (South Texas Project) are executing agreements, to be effective in March 1997, to transfer the Company's responsibility for operation of the South Texas Project to a new Texas non-profit corporation formed by the four owners and known as the STP Nuclear Operating Company. That new operating company was formed exclusively for the purpose of operating the South Texas Project, and the Company's officers and employees who have been responsible for day-to-day operation and management of the South Texas Project were transferred to the operating company effective as of October 1, 1997. The operating company will be managed by a board of directors composed of one director from each of the four owners, along with the chief executive officer of the operating company. Formation of the operating company did not affect the underlying ownership of the South Texas Project, which continues as a tenancy in common among the four owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. The four owners will continue to provide overall oversight of the operations of the South Texas Project through an owners' committee composed of representatives of each of the owners and through the board of directors of the operating company. The formation of the operating company and the transfer of employees and operations to the operating company are not anticipated to have a material effect on the Company's earnings.

(10) INTERIM PERIOD RESULTS; RECLASSIFICATIONS

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operation for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) the acquisition of NorAm, (ii) seasonal temperature variations in energy consumption and (iii) the timing of maintenance and other expenditures. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. Such reclassifications do not affect earnings.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of the Company's Form 10-K and NorAm's Form 10-K, the financial statements and notes contained in Item 8 of the Company's Form 10-K and NorAm's Form 10-K and the Interim Financial Statements contained in this Form 10-Q.

     Statements contained in this Form 10-Q that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. Important factors that could cause future results to differ include (i) the effects of competition in the electric power and natural gas industries, (ii) legislative and regulatory changes, (iii) fluctuations in the weather, (iv) fluctuations in energy commodity prices, (v) environmental liabilities, (vi) changes in the economy and (vii) other factors discussed in this and other filings by the Company with the Securities and Exchange Commission. When used in the Company's or NorAm's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. The sections of Management's Discussion and Analysis of Financial Condition and Results of Operations captioned "Results of Operations by Business Segment" and "Certain Factors Affecting Future Earnings" contain or incorporate by reference forward-looking statements.

                         HOUSTON INDUSTRIES INCORPORATED

     The Company is a diversified international energy services company. It operates the nation's tenth largest electric utility in terms of kilowatt-hour sales and its three natural gas distribution divisions together form the nation's third largest natural gas distribution operations in terms of customers served. The Company also invests in electric utility privatizations, gas distribution projects and the development of unregulated power generation projects. The Company's unregulated retail businesses provide energy-related products and services to consumers, small business customers and utilities. The Company is also a major interstate natural gas pipeline and energy services company, providing gas transportation, supply, gathering and storage, and wholesale natural gas and electric power marketing services.

     The Company is exempt from regulation as a public utility holding company pursuant to Section 3(a)(2) of the Public Utility Holding Company Act of 1935, as amended (1935 Act), except with respect to (i) the acquisition of certain voting securities of other domestic public utility companies and utility holding companies and (ii) the provisions of Section 33 of the 1935 Act regarding the acquisition, ownership and financing of foreign utility companies.

                       CONSOLIDATED RESULTS OF OPERATIONS

     On August 6, 1997, the Company completed its acquisition of NorAm, a natural gas gathering, transmission, marketing and distribution company. The acquisition was accounted for under the purchase method of accounting; accordingly, the Company's actual results of operations for the three and nine month periods ended September 30, 1997 incorporate NorAm's results of operations only for periods beginning effective as of August 6, 1997.

     To enhance comparability between reporting periods, the Company is presenting consolidated results of operations data on both (i) an actual basis and (ii) a pro forma basis as if the acquisition of NorAm had occurred on January 1, 1996 or 1997, as applicable. Although pro forma results of operations are not necessarily indicative of the combined results of operations that actually would have occurred had the acquisition occurred on such dates, the Company believes that the presentation of pro forma data provides a more meaningful comparative standard for assessing changes in the Company's consolidated financial condition and results of operations.

                       CONSOLIDATED RESULTS OF OPERATIONS
                      (in thousands, except per share data)

                                                           Actual                              Pro Forma
                                                 ------------------------             --------------------------
                                                     Three Months Ended                   Three Months Ended
                                                       September 30,       Percent           September 30,           Percent
                                                    1997           1996     Change      1997             1996        Change
                                                 ------------------------   ------    ----------      ----------     ------

Revenues     .............................       $2,158,551    $1,251,025     73      $2,555,419      $2,150,308      19
Operating Expenses .......................        1,695,835       809,956    109       2,122,712       1,700,240      25
Operating Income..........................          462,716       441,069      5         432,707         450,068      (4)
Other Expenses, Net.......................          218,754       201,045      9         217,615         235,127      (7)
Net Income from Continuing Operations               243,962       240,024      2         215,092         214,941      --
Preferred Dividends.......................               64                                   64                      --
From Continuing Operations:
   Net Income for Common Stock............          243,898       240,024      2         215,028         214,941      --
   Earnings Per Share.....................              .93           .98                    .76             .73
Weighted Average Number of
   Common Shares Outstanding..............          263,373       245,889                282,093         293,729

                                                             Actual                                 Pro Forma
                                                 -------------------------             --------------------------
                                                      Nine Months Ended                         Nine Months Ended
                                                        September 30,       Percent             September 30,       Percent
                                                    1997           1996      Change       1997             1996      Change
                                                 -------------------------   ------    ----------      ----------    ------

Revenues     .............................       $4,101,100     $3,186,671     29      $7,438,148      $6,394,942      16
Operating Expenses .......................        3,235,035      2,323,685     39       6,439,525       5,355,972      20
Operating Income..........................          866,065        862,986     --         998,623       1,038,970      (4)
Other Expenses, Net.......................          441,020        494,368    (11)        567,131         668,078     (15)
Net Income from Continuing Operations               425,045        368,618     15         431,492         370,892      16
Preferred Dividends.......................               64                                    64           3,597     (98)
From Continuing Operations:
   Net Income for Common Stock............          424,981        368,618     15         431,428         367,295      17
   Earnings Per Share.....................             1.74           1.49                   1.53            1.24
Weighted Average Number of
   Common Shares Outstanding..............          243,769        247,664                281,796         295,504

     Actual. The Company's actual consolidated earnings for the three months ended September 30, 1997, were $244 million compared with $240 million for the third quarter of 1996. The $4 million increase in actual consolidated earnings reflects (i) increased sales at the Company's electric utility division (reflecting customer growth and warmer weather) and (ii) improved earnings at the Company's international division, as described below. Partially offsetting these factors was $19 million ($13 million after-tax) in additional amortization of certain lignite reserves in the third quarter of 1997.

     Although actual consolidated earnings increased by $4 million, the Company's earnings per share declined from $.98 per share in the third quarter of 1996 to $.93 per share in the third quarter of 1997. The decline in earnings per share was caused by the issuance of approximately 47.8 million additional shares of the Company's common stock as a portion of the consideration paid in the Merger.

     The Company's actual consolidated earnings for the nine months ended September 30, 1997, were $425 million ($1.74 per share) compared with $369 million ($1.49 per share) for the same period in 1996. However, excluding non-recurring charges, earnings for the first nine months of 1996 would have been $436 million, resulting in an $11 million decrease in earnings between the two periods. This decrease is due in part to the effects of the NorAm purchase including seasonal losses at the gas distribution segment, amortization of goodwill and incremental interest costs related to the Merger. The non-recurring charges excluded from adjusted earnings relate to the settlement of South Texas Project litigation claims ($62 million recorded in the first quarter of 1996) and the suspension by a subsidiary of the Company of operations at two tire-to-energy plants in Illinois ($5 million recorded in the first quarter of 1996).

     Pro Forma. The Company's pro forma consolidated earnings for the three months ended September 30, 1997, were $215 million ($.76 per share) compared with $215 million ($.73 per share) for the same period in 1996.

     The Company's pro forma consolidated earnings for the nine months ended September 30, 1997, were $431 million ($1.53 per share) compared with $367 million ($1.24 per share) in the same period in 1996. Excluding the $67 million in non-recurring charges described above, the Company's pro forma consolidated earnings in 1996 would have been $434 million, resulting in a decrease of $3 million in pro forma earnings between the two periods (as compared to an $11 million decrease on an actual basis adjusted for non-recurring charges).

     Pro forma consolidated earnings have been reduced by (i) additional interest expense associated with debt incurred by the Company to finance the Merger and (ii) purchase accounting adjustments associated with the Merger, including the amortization of goodwill and the revaluation, on a preliminary basis, of the fair market value of certain NorAm assets and liabilities.

     For the nine months ended comparative results, pro forma consolidated earnings are greater than actual earnings due to the net income associated with NorAm operations for the period January 1, 1997 through August 5, 1997 (which is not part of the reported actual results for the same period). Pro forma consolidated earnings exceed actual consolidated earnings because merger related costs were more than offset on a pro forma basis by NorAm's earnings for the nine month period.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     In order to reflect the changes in the Company's business resulting from the acquisition of NorAm, the Company has elected to present selected results of operations and operational data for each of the following business segments:
Electric Operations, Natural Gas Distribution, Interstate Pipelines, Energy Marketing and Gathering, International and Corporate. The business and operations of each of these segments are described below.

     Purchase related adjustments, including amortization of goodwill and the revaluation on a preliminary basis of the fair market value of certain NorAm assets and liabilities, have been recorded at the business segment level. All business segment data (other than data relating to Electric Operations) is presented on a pro forma basis as if the acquisition of NorAm had occurred on January 1, 1996 or 1997, as applicable. Although pro forma results of operations are not necessarily indicative of the combined results of operations that actually would have occurred had the acquisition occurred on such date, the Company believes that the presentation of pro forma data provides a more meaningful comparative standard for assessing changes in the Company's consolidated results of operations.

     The following table presents on (i) an actual basis and (ii) a pro forma basis operating income for each of the Company's business segments for the three and nine month periods ended September 30, 1997 and 1996, as if the acquisition of NorAm had occurred as of January 1, 1997 or 1996, as applicable.

                             OPERATING INCOME (LOSS)
                               BY BUSINESS SEGMENT
                                  (in millions)

                                                      Actual                      Pro Forma
                                                      ------                      ---------
                                                Three Months  Ended          Three Months Ended
                                                   September 30,                September 30,
                                               1997            1996        1997             1996
                                            ---------       --------     --------        -------

Electric Operations                         $  456.6       $  438.9      $ 456.6         $   438.9
Natural Gas Distribution                        (6.2)                      (14.6)            (21.1)
Interstate Pipelines                            13.7                        19.3              24.0
Energy Marketing and Gathering                   5.1                         0.2               6.8
International                                    6.4            3.3          5.6               2.5
Corporate                                      (12.9)          (1.1)       (34.4)             (1.0)
                                            --------       --------      -------         ---------
Total Consolidated                          $  462.7       $  441.1      $ 432.7         $   450.1
                                            ========       ========      =======         =========

                                                    Actual                   Pro Forma
                                                    ------                   ---------
                                               Nine Months Ended         Nine Months Ended
                                                 September 30,             September 30,
                                               1997         1996        1997          1996
                                             ---------     --------   ---------    -------

Electric Operations                          $ 883.4      $ 883.7     $ 883.4     $   883.7
Natural Gas Distribution                        (6.2)                    92.8          95.3
Interstate Pipelines                            13.7                     77.1          72.9
Energy Marketing and Gathering                   5.1                      3.8          34.8
International                                   14.4        (19.6)       12.5         (21.8)
Corporate                                      (44.3)        (1.1)      (71.0)        (25.9)
                                             -------      -------     -------     ---------
Total Consolidated                           $ 866.1      $ 863.0     $ 998.6     $ 1,039.0
                                             =======      =======     =======     =========

                               ELECTRIC OPERATIONS

     The Company's domestic electric operations are conducted under the name "Houston Lighting & Power Company," an unincorporated division of the Company (Electric Operations). Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.6 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston (the nation's fourth largest city). Electric Operations constitutes the Company's largest business unit, representing 106% and 88%, respectively, of the Company's consolidated pro forma operating income for the three month and nine month periods ended September 30, 1997.

     The following table provides summary data regarding the results of operations of Electric Operations for the three and nine month periods ended September 30, 1997 and 1996. Results of operations data for Electric Operations are presented on an actual basis.

                                     ACTUAL
                              RESULTS OF OPERATION
                                  (in millions)

                                        Three Months                      Nine Months
                                    Ended September 30,              Ended September 30,
                                    -------------------              -------------------
                                                         Percent                             Percent
                                     1997      1996      Change      1997          1996      Change
                                     ----      ----      ------      ----          ----      ------

Base Revenues                     $  916.2    $  855.0     7      $ 2 ,160.2    $  2,150.2    --
Transmission Revenues                 21.5                --            64.4                  --
Reconcilable Fuel Revenues           449.6       375.3    20         1,062.2         992.0     7
Operating Expenses:
    Fuel and Purchased Power         465.6       391.3    19         1,111.6       1,041.9     7
   Operation and Maintenance         245.9       206.7    19           690.4         637.6     8
   Depreciation and
      Amortization                   151.2       130.1    16           412.2         387.9     6
   Other Taxes                        68.0        63.3     7           189.2         191.1    (1)
   Operating Income               $  456.6    $  438.9     4      $    883.4    $    883.7    --

                                 OPERATIONS DATA

                                           Three Months                                         Nine Months
                                        Ended September 30,                                Ended September 30,
                                        -------------------                                -------------------
                                                                     Percent                                            Percent
                                       1997            1996          Change               1997            1996          Change
                                       ----            ----          ------               ----            ----          ------

Electric Sales (MWH):
    Residential                      7,633,159      6,520,694          17               15,557,785      15,297,424         2
    Commercial                       4,558,281      4,288,243           6               11,826,003      11,251,882         5
    Industrial                       7,837,044      8,047,587          (3)              22,574,240      22,481,860        --
Average Cost of Fuel
     (Cents/MMBtu)                       190.9          180.9           6                    184.2           184.7        --

     In the third quarter of 1997, operating income for Electric Operations increased by $17.7 million over operating income for the third quarter of 1996. Operating income for the first nine months of 1997 decreased slightly from operating income for the same period in 1996. The increase in operating income for the quarter is due to warmer weather in the third quarter of 1997 over the same period in 1996 and steady customer growth. Partially offsetting these effects were increased operation and amortization expense, as described below. The decrease in operating income between the nine month period ended September 30, 1997, compared to the same period last year was due to milder weather and increased amortization expense, partially offset by customer growth and increased usage.

ELECTRIC OPERATIONS -- REVENUES

     Total operating revenues for Electric Operations increased by $157.0 million during the three month period ended September 30, 1997, and increased by $144.6 million for the nine months ended September 30, 1997 compared to the same periods in 1996.

     Base Revenues. Base revenues include electric sales (excluding fuel), miscellaneous revenues (excluding transmission revenue), certain non-reconcilable fuel, and certain purchased power related revenues. Base revenues increased $61.2 million for the third quarter of 1997 and $10.0 million for the first nine months of 1997 (7.2% and 0.5%, respectively) compared to the same periods of 1996. The third quarter increase was primarily due to warmer weather as compared to the same period in 1996 and steady customer growth. Base revenues between the two nine month periods were relatively constant due to the net effect of milder weather offset by steady customer growth, as mentioned above.

     Transmission Revenues. Transmission revenues include revenues collected through a pricing and billing mechanism implemented by the Utility Commission for wholesale transmission services. During the three and nine month periods ended September 30, 1997, Electric Operations recorded $21.5 million in revenues (offset by $22.1 million in expenses) and $64.4 million in revenues (offset by $66.3 million in expenses) associated with wholesale transmission services, respectively. For additional information, see "-- Electric Operations--Expenses--Operation and Maintenance Expense" below and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Certain Factors Affecting Future Earnings of the Company and HL&P--Competition--Competition in Wholesale Market" in the Company's Form 10-K.

     Fuel Revenues. Fuel revenues include revenues generated by a fixed fuel factor established by the Utility Commission and included in electric rates to permit the Company to recover certain fuel and purchased power costs. The fixed fuel factor is established during general rate proceedings or periodic fuel factor proceedings. The fixed fuel factor is generally effective for a minimum of six months. Since reconcilable fuel revenues are adjusted monthly to equal expenses, fuel revenues and expenses have no effect on earnings unless the Utility Commission subsequently determines that a utility's fuel costs are not recoverable.

     In 1997, the Company implemented (i) a $70 million temporary fuel surcharge (inclusive of interest) effective for the first six months of 1997 and (ii) a $62 million temporary fuel surcharge (inclusive of interest) effective for the last six months of 1997. In October 1997, HL&P filed with the Utility Commission a request to implement a $102 million temporary fuel surcharge, inclusive of interest, beginning in January 1998 and extending from 8 months to 16 months depending on the customer class. HL&P requested the surcharge in order to recover its under-recovery of fuel expenses for the period March 1997 through August 1997. Fuel surcharges have no effect on earnings. At September 30, 1997, the Company's cumulative under-recovery of fuel costs was $154 million. The adjusted over/under recovery of fuel costs is recorded on the Company's Balance Sheets as fuel-related credits or fuel-related debits. For information regarding the recovery of fuel costs, see "Business of HL&P--Fuel--Recovery of Fuel Costs" in Item 1 of the Company's Form 10-K.

ELECTRIC OPERATIONS -- EXPENSES

     Fuel and Purchased Power Expense. Electric Operations' fuel expenses for the three and nine month periods ended September 30, 1997 increased $46.8 million and $14.9 million, respectively, compared with the same periods in 1996. The third quarter increase is the result of an increase in kilowatt-hour (KWH) sales due to warmer weather and an increase in the per unit cost of fuel. The increase for the nine month period ended September 30, 1997 is primarily the result of an increase in KWH sales.

     Purchased power expense for the third quarter of 1997 increased $27.5 million compared with the same period in 1996. Purchased power expenses for the nine month period ended September 30, 1997 increased $54.8 million compared with the same period in 1996. The overall increase in purchased power expenses was in part due to greater energy sales and a planned refueling outage at the South Texas Project.

     Operation and Maintenance Expense. Operation expense increased 11% for the third quarter of 1997 and remained constant for the nine months ended September 30, 1997, compared to the same period in 1996, excluding $22.1 million in the third quarter 1997 and $66.3 million in the nine months ended September 1997 due to transmission tariffs within the Electric Reliability Council of Texas. As discussed above, in the nine months ended September 30, 1997, the Company recorded $66.3 million of expenses which is substantially offset by $64.4 million of revenue associated with wholesale transmission services. These additional expenses do not reflect a significant increase in HL&P's cost of providing transmission service.

     Maintenance expense remained constant for the third quarter of 1997 and decreased $15 million (8%) for the nine months ended September 30, 1997 compared to the same periods in 1996. The decrease is primarily due to two outages at solid fuel plants in 1996 compared to no corresponding outages in 1997. One outage is planned for the fourth quarter of 1997.

     Depreciation and Amortization Expense. Depreciation and amortization expense increased in the third quarter and first nine months of 1997 when compared to the same period in 1996 primarily because of $19 million of additional amortization of the Company's investment in lignite reserves associated with a canceled generation project. For additional information regarding these expenses, see Note 3(a) to the Financial Statements included in the Company's Form 10-K.

                            NATURAL GAS DISTRIBUTION

     The Company's domestic natural gas distribution operations are conducted by NorAm (through its Arkla, Entex and Minnegasco divisions) and are included in the Company's actual consolidated results of operations from August 6, 1997, the effective date of the Merger. These operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and a limited number of industrial customers in six states: Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

     The following table provides summary data regarding the pro forma financial results of operations of the Natural Gas Distribution segment, including operating statistics, for the three and nine month periods ended September 30, 1997 and 1996. Results of operations data are presented on a pro forma basis as if the Merger had occurred as of January 1, 1996 and 1997, as applicable.

                                    PRO FORMA
                              RESULTS OF OPERATIONS
                                  (in millions)

                                Three Months                               Nine Months
                              Ended September 30,                     Ended September 30,
                           -----------------------                   ---------------------
                                                       Percent                                   Percent
                              1997        1996         Change          1997         1996          Change
                           ----------  -----------     ------        ---------    --------        ------

Operating Revenues         $   272.2    $   256.5       6.1          $1,490.0     $1,417.5         5.1
Operating Expenses             286.8        277.6       3.3           1,397.2      1,322.2         5.7
                           ---------    ---------                    --------     --------
Operating Income (Loss)    $   (14.6)   $   (21.1)     30.8          $   92.8     $   95.3        (2.6)
                           =========    =========                    ========     ========

                                 OPERATIONS DATA
                                    (in Bcf)

                                         Three Months                            Nine Months
                                      Ended September 30,                    Ended September 30,
                                      -------------------                    -------------------
                                                                 Percent                              Percent
                                      1997          1996         Change       1997          1996       Change
                                    ---------    ----------      ------  ------------  -----------     ------
                                    ---------    ----------              ------------  -----------
Residential and Commercial Sales      31.7          31.3          1.3        219.7        230.5        (4.7)
Industrial Sales                      14.0          13.7          2.2         42.6         41.8         1.9
Transportation                         8.9           9.5         (6.3)        30.8         32.5        (5.2)
                                    --------      ---------                -------     --------
  Total Throughput                    54.6          54.5          0.2        293.1        304.8        (3.8)
                                    ========      =========                =======     =========

     For the third quarter of 1997, Natural Gas Distribution pro forma operating loss was $14.6 million compared with a loss of $21.1 million for the same period in 1996. The approximately $6.5 million increase in operating income in 1997 reflects the impact of rate increases, a small increase in sales volume and reduced operating expenses. For additional information on rate increases, see "Management Analysis--Material Changes in the Results of Continuing Operations--Regulatory Matters" in NorAm's Form 10-K.

     For the nine months ended September 30, 1997, Natural Gas Distribution had pro forma operating income of $92.8 million compared with $95.3 million for the same period in 1996. The approximately $2.5 million decrease (2.6%) in pro forma operating income was principally due to a weather-related decline in residential and commercial sales volumes and a small increase in 1997 operating expenses. These negative factors were partially offset by an increased 1997 average margin per unit of sales, principally due to rate increases in certain jurisdictions.

                               INTERSTATE PIPELINE

     The Company's interstate natural gas pipeline operations (Interstate Pipeline) are conducted through NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation (MRT), two wholly owned subsidiaries of NorAm. The NGT system consists of approximately 6,200 miles of natural gas transmission lines located in portions of Arkansas, Louisiana, Mississippi, Missouri, Kansas, Oklahoma, Tennessee and Texas. The MRT system consists of approximately 2,000 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois. The results of operations of Interstate Pipeline are included in the Company's actual consolidated results of operations from August 6, 1997, the effective date of the Merger.

     The following table provides summary data regarding the pro forma results of operations of the Interstate Pipeline segment, for the three and nine month periods ended September 30, 1997 and 1996. Results of operations data are presented on a pro forma basis as if the Merger had occurred as of January 1, 1996, and 1997, as applicable.

                                    PRO FORMA
                              RESULTS OF OPERATIONS
                                  (in millions)

                               Three Months                             Nine Months
                            Ended September 30,                     Ended September 30,
                            -------------------                     -------------------
                                                     Percent                                  Percent
                            1997         1996        Change        1997          1996         Change
                          ----------  -----------    ------     ----------    ----------      ------

Operating Revenues        $    68.9  $     84.9      (18.9)     $   225.7     $   266.4       (15.2)
Operating Expenses             49.6        60.9      (18.6)         148.6         193.5       (23.2)
                          ---------  ----------                 ---------     ---------
Operating Income          $    19.3  $     24.0      (19.6)     $    77.1     $     72.9        5.7
                          =========  ==========                 =========     ==========

                                 OPERATIONS DATA
                                 (million MMBtu)

                                    Three Months                         Nine Months
                                 Ended September 30,                 Ended September 30,
                                 -------------------                 -------------------
                                                        Percent                                 Percent
                                 1997       1996        Change         1997       1996           Change
                                -------    -------      ------       ---------- --------         ------

Natural Gas Sales:                 4.4        7.7       (42.9)         13.8        28.0          (50.7)
Transportation:                  205.3      198.4         3.5         667.2       714.2           (6.6)
    Elimination                   (4.2)      (7.3)       42.5         (12.9)      (26.4)          51.1
                               -------    -------
      Total Throughput           205.5      198.8         3.4         668.1       715.8           (6.7)
                               =======    =======                     =====       =====

     Interstate Pipeline pro forma operating income for the third quarter of 1997 was $19.3 million compared with $24 million for the same period in 1996. The approximately $4.7 million decrease (19.6%) in pro forma operating income is primarily attributable to a decline in operating margins due to (i) the elimination of margins on sales by Interstate Pipeline to Natural Gas Distribution and (ii) a combination of lower electric generation load and reductions in price differentials between Gulf Coast and Mid-Continent gas supplies. The reduction in price differentials had the effect of increasing competitive pressures on transportation rates thereby reducing the average transportation margin.

     The increase of approximately $4.2 million (5.7%) in pro forma Interstate Pipeline's operating income (before the charge for early retirement and severance) for the nine months ended September 30, 1997 in comparison to the corresponding period of 1996 was principally due to reduced 1997 operating expenses associated with cost reduction initiatives implemented in first quarter 1996, together with the 1996 incurrence of certain consulting and other non-recurring costs associated with these initiatives. Operating margins declined only modestly because (i) current year transportation revenues for Natural Gas Distribution are at higher rates due to removal in late 1996 of a rate cap and (ii) declines in transportation volume have a less than proportional impact on margins due to Interstate Pipeline's rate design. For additional information, see "Management Analysis--Material Changes in the Results of Continuing Operations--Interstate Pipeline" in NorAm's Form 10-K.

                         ENERGY MARKETING AND GATHERING

     The Company's Energy Marketing and Gathering segment (Energy Marketing) includes the operations of the Company's wholesale and retail energy marketing businesses (conducted, respectively, by NorAm Energy Services, Inc. (NES) and NorAm Energy Management, Inc.) and natural gas gathering activities (conducted by NorAm Field Services Corp.).

 The following table provides summary data regarding the pro forma results of operations of the Energy Marketing segment, including operating statistics, for the three and nine month periods ended September 30, 1997 and 1996. Results of operations data are presented on a pro forma basis as if the Merger had occurred as of January 1, 1997 and 1996, as applicable.

                                    PRO FORMA
                              RESULTS OF OPERATIONS
                                  (in millions)

                                  Three Months                            Nine Months
                               Ended September 30,                     Ended September 30,
                               -------------------                     -------------------
                                                        Percent                                   Percent
                               1997        1996         Change         1997          1996          Change
                             --------    ---------      ------      ---------      --------        ------

Operating Revenues           $  842.0    $   636.3       32.3       $ 2,535.3      $ 1,835.6        38.1
Operating Expenses              841.8        629.5       33.7         2,531.5        1,800.8        40.6
                             --------    ---------                  ---------      ---------
Operating Income             $    0.2    $     6.8      (97.1)      $     3.8      $    34.8       (89.1)
                             ========    =========                  =========      =========

                                 OPERATIONS DATA
                                    (in Bcf)

                                    Three Months                            Nine Months
                                 Ended September 30,                   Ended September 30,
                                 -------------------                   -------------------
                                                           Percent                              Percent
                                  1997       1996          Change        1997        1996        Change
                                --------    -------        ------     ---------   ---------      ------

Natural Gas Sales Volume          266.8      264.3           .9          846.0        749.8       12.8
Transportation Volumes              4.9        5.0         (2.0)          17.3         19.7      (12.2)
Gathering Volumes                  59.6       58.0          2.8          181.5        170.0        6.8
                                -------     ------                    --------    ---------
     Total                        331.3      327.3          1.2        1,044.8        939.5       11.2
                                =======     ======                    ========    =========

     For the third quarter of 1997, Energy Marketing pro forma operating income was $0.2 million compared with $6.8 million for the same period in 1996. The approximately $6.6 million decrease was primarily due to decreased margins and increased general and administrative costs associated with increased staffing levels.

     Energy Marketing's pro forma operating income for the nine months ended September 30, 1997 decreased approximately $31.0 million compared with the same period in 1996. The decrease was principally due to (i) hedging losses associated with anticipated first-quarter 1997 sales under peaking contracts and
(ii) losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 for a total of $17.4 million. For additional information, see "Management Analysis--Material Changes in the Results of Continuing Operations--Wholesale Energy Marketing" in NorAm's Form 10-K. In addition, Energy Marketing's general and administrative expenses for 1997 increased by approximately $8 million primarily due to increased staffing and marketing activities. Partially offsetting these unfavorable impacts were increased margins from natural gas gathering and products extraction activities.

                                  INTERNATIONAL

     The Company's international business segment (International) principally includes the results of operations of Houston Industries Energy, Inc. (HI Energy), a wholly owned subsidiary of the Company that participates in the development and acquisition of foreign independent power projects and the privatization of foreign generation and distribution facilities, and the international operations of Former NorAm.

     The following table provides summary data regarding the results of operations of International for the three and nine month periods ended September 30, 1997 and 1996. Results of operations data for International are presented on a pro forma basis as if the Merger had occurred as of January 1, 1997 and 1996, as applicable.

                                    PRO FORMA
                              RESULTS OF OPERATIONS
                                  (in millions)

                               Three Months                     Nine Months
                           Ended September 30,             Ended September 30,
                           -------------------             -------------------
                                                Percent                         Percent
                            1997         1996    Change      1997       1996     Change
                            ----         ----    ------      ----       ----     ------

Equity Earnings             11.5         6.0       92        29.5        6.4       361
Operating Income (Loss)      5.6         2.5      124        12.5      (21.8)       --
Net Income (Loss)            7.2         3.9       85        13.3       (8.4)       --

     During the third quarter and first nine months of 1997, International's pro forma operating income was $5.6 million and $12.5 million, respectively, compared to $2.5 million and a loss of $21.8 million in the same periods in 1996. Operating losses for the first nine months of 1996 included pre-tax non-recurring charges of approximately $8 million associated with an investment in two tire-to-energy plants in Illinois. Excluding non-recurring charges, International's losses for the first nine months of 1996 would have been $13.8 million. The increase in operating income is due primarily to increased equity earnings from entities in which HI Energy owns an interest.

     Excluding the 1996 after-tax non-recurring charges related to the tire-to-energy plant ($5 million), the increase in net income compared to operating income each period is due to tax benefits related to International's corporate expenses.

     As of September 30, 1997, HI Energy's consolidated debt equaled $167.5 million. Substantially all of the debt is non-recourse to the Company and limited recourse to HI Energy.

     As disclosed in the Company's Form 10-K, HI Energy had expected to complete development in late 1997 of a 160 MW cogeneration facility in Argentina. The estimated cost of completion of the project was $100 million. In October 1997, certain components that comprise the generating unit for this project suffered extensive damage during testing. Based on current information, the delay in the commercial operation date for the project could be substantial. However, it is not anticipated that such delay will have a material adverse financial impact on HI Energy because payments due from the construction consortium pursuant to the construction contract relating to this project are expected to offset the cost of liquidated damages owed by HI Energy to the host plant and the project fuel supplier.

                                    CORPORATE

     Corporate. The Company's Corporate and other business segment (Corporate) includes the operations of HI Power Generation, Inc., which is engaged in the development and operation of domestic power generation projects (HIPG), the Company's unregulated retail electric services business, certain real estate investments, corporate costs, and inter-unit eliminations.

     Corporate pro forma operating loss increased by $33.4 million and $45.1 million for the third quarter and nine months ended September 30, 1997, respectively, as compared to the same two periods in 1996. The increase in operating losses for the third quarter ended September 30, 1997 as compared to the same period last year was primarily due to merger related expenses incurred by NorAm which were not capitalized and development costs associated with the Company's utility services business; consumer services business; unregulated retail electric services business; and expenses related to the development and operation of domestic power generation projects. The increase in operating losses for the nine months ended September 30, 1997 as compared to the same period in 1996 was due to the same factors that affected the third quarter results. In addition, pre-tax operating expenses increased $19 million due to the establishment of a charitable foundation formed to fund certain charitable activities previously funded by the Company.

     HIPG. HIPG was formed in March 1997 to pursue the acquisition of domestic electric generation assets as well as the development of new domestic independent power generation facilities. Since its formation, HIPG has participated in a number of sales of utility generation plants that have been conducted in connection with various state initiatives to restructure the electric utility industry. HIPG expects to spend approximately $200 to $260 million in 1997 pursuant to commitments entered into with respect to bids previously awarded to HIPG and bids previously submitted by HIPG but pending award. The bulk of this amount relates to bids already awarded to HIPG. The Company expects that HIPG will continue to participate in a number of future sales of generation assets. Depending on the timing and success of HIPG's future bidding efforts, expenditures resulting from these sales could be significant.

     HIPG is also participating in the development of several independent power generation facilities, including, among others, the El Dorado Project located in Boulder City, Nevada (El Dorado Project). The El Dorado Project is an approximately 450 megawatt gas-fired power plant. Upon completion of construction and subject to the successful negotiation of various project development agreements, it is expected that the output of the El Dorado Project will be sold on the wholesale market. The El Dorado Project is being developed jointly with Enova Corp., the parent company of San Diego Gas & Electric Co. Based on current information, it is anticipated that HIPG will spend approximately $12 million in 1997 in connection with the El Dorado Project.

     The Company believes that HIPG's efforts to develop or acquire generation assets will complement its other operations, including the trading and marketing activities of NES. For example, it is currently anticipated that NES will supply approximately 50% of the gas requirements of the El Dorado Project and will purchase approximately 50% of the electric output of the project.

     The Company's estimates regarding HIPG expenditures are forward-looking statements and are based on numerous assumptions, some of which may prove to be incorrect. HIPG's actual capital requirements could vary because of changes in economic conditions, changes in governmental regulations and other factors. Although it is HIPG's intent to seek project financing where possible to fund its projects there can be no assurance given concerning the cost, amount and availability of such funding sources.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company generated $947 million in cash flow from operations during the nine month period ended September 30, 1997. Substantially all of this cash flow was produced from $425 million of income from continuing operations and $447 million of depreciation and amortization expense. The Company used this cash flow to reinvest in its existing businesses, to meet its dividend requirements and to contribute to the financing of business expansion.

     Overall, the Company's cash flow from operating activities in the nine month period ended September 30, 1997 exceeded its cash flow from non-acquisition investing activities by $781 million. With respect to acquisition activities, the Company invested $1.4 billion of cash in the acquisition of NorAm and $215 million of cash in non-regulated electric power project expenditures and advances during the nine month period ended September 30, 1997.

     During the nine months ended September 30, 1997, the Company's financing activities included the issuance of $1.052 billion aggregate face amount of ACE Securities ($1.021 billion net of issuance costs). The Company used the proceeds of the sale of the ACE Securities for general corporate purposes, including the retirement of an equivalent amount of then outstanding Former HI commercial paper. For additional information regarding the ACE Securities, see Note 5(c) to the Interim Financial Statements.

     In August 1997, FinanceCo, a limited partnership subsidiary of the Company, entered into the FinanceCo Facility, a five-year, $1.6 billion revolving credit facility. At September 30, 1997, the FinanceCo Facility supported $1.3 billion in commercial paper borrowings having a weighted average interest rate of 5.91%. Proceeds from the initial issuances of commercial paper by FinanceCo were used to fund the cash portion of the consideration paid to stockholders of Former NorAm under the terms of the Merger. For additional information regarding the FinanceCo Facility, see Note 5(b) to the Interim Financial Statements.

     At September 30, 1997, the Company, exclusive of subsidiaries, had a revolving credit facility of $200 million with no borrowings outstanding. In addition, at September 30, 1997, the Company had shelf registration statements providing for the future issuance, subject to market and other conditions, of $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities.

     At September 30, 1997, NorAm had (i) a $400 million revolving credit facility under which loans of $135 million were outstanding, (ii) uncommitted lines of credit under which loans of $45 million were outstanding, (iii) a trade receivables facility of $300 million under which receivables of $295 million have been sold and (iv) a shelf registration statement providing for the future issuance of debt and equity securities of up to $213.9 million.

     For information regarding the Company's maturing long-term debt (including NorAm's long-term debt), see Note 5 to the Interim Financial Statements.

     The Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, to achieve its objectives, the Company may, when necessary, supplement its available cash resources by seeking funds in the equity or debt markets.

     The Company is currently evaluating its computer and software requirements in light of changes in the electric utility and energy services industries and the acquisition of NorAm and resulting expansions of the Company into energy trading activities. The Company is also evaluating various alternatives intended to permit its existing computer programs to accommodate the year 2000 and beyond, currently estimated to cost approximately $15 million. In September 1997, the Company entered into an agreement with SAP America, Inc. (SAP) to license SAP's proprietary R/3 enterprise software. The licensed software includes financial and accounting, human resources, materials management and service delivery components. Based on the current timetable for completion of the SAP implementation and integration project (Project), the Company estimates that the third party cost of the Project will be approximately $95 million (including software license fees, fees for consulting and other services and hardware acquisition costs). It is currently projected that these costs would be incurred over a three-year period. The Company is also considering installing a customer information system offered by SAP.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on developments, factors, and trends that may have an impact on the Company's future earnings, reference is made to (i) Item 7 of the Company's Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations--The Merger" and"--Certain Factors Affecting Future Earnings of the Company and HL&P," Item 2 of the Company's First Quarter 10-Q, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Recent Developments" and (ii) Item 7 of NorAm's Form 10-K "Management Analysis--Commitments and Contingencies."

RATE MATTERS

     ELECTRIC OPERATIONS. The Utility Commission has jurisdiction (or, in some cases, appellate jurisdiction) over the electric rates of the Company's Electric Operations Division (also known as HL&P) and as such monitors HL&P's earnings to ensure that HL&P is not earning in excess of its permitted rate of return.

     In October, 1997, HL&P announced a proposed transition plan and price reduction plan relating to retail access to electric services for its customers (Transition Plan).

     Subject to the approval of the Transition Plan, HL&P would agree to support legislation providing (i) retail customer choice effective December 31, 2001;
(ii) customer safeguards and rate reductions effective January 1, 2000 and January 1, 2001; and (iii) securitization and stranded cost determination and recovery provisions on terms substantially similar to those contained in the final bill on electric deregulation as considered in the 1997 Texas legislative session.

     In addition, HL&P has proposed (i) granting residential customers a base rate reduction of 4% effective January 1, 1998, with an additional 2% base reduction effective January 1, 1999; (ii) granting commercial and small industrial customers a base rate reduction of 2% effective January 1, 1998; and
(iii) implementing, subject to certain force majeure events, a freeze on HL&P's retail and wholesale base rate tariffs (excluding fuel and purchased power cost recovery). The rate freeze and rate credits would extend through the earlier of December 31, 1999 or the effective date of certain legislative or regulatory action resulting in amendments to Title 2 of the Utilities Code or HL&P's rates (Rate Freeze Period).

     During the Rate Freeze Period, HL&P's overall regulated rate of return on invested capital would not exceed 10.03%. Any return above 10.03% would be applied to reduce potentially stranded costs. In addition, HL&P would be allowed to redirect depreciation expense from transmission and distribution investments to generation production investments.

     The Transition Plan would be subject to the approval of the Utility Commission upon the plan's formal submission to the Commission. At present, the Company cannot predict what action the Utility Commission would take once the Transition Plan is submitted for approval or the ultimate terms that such plan might contain.

     NorAm. A substantial portion of NorAm's earnings are derived from operations, such as Natural Gas Distribution and Interstate Pipeline, that are subject to state and federal rate regulation. For information regarding these and other regulations affecting NorAm and its subsidiaries, see "Management Analysis--Material Changes in the Results of Continuing Operations--Regulatory Matters" in NorAm's Form 10-K.

ACCOUNTING TREATMENT OF ACE SECURITIES

     The Company accounts for its investment in Time Warner Convertible Preferred Stock under the cost method. As a result of the Company's issuance of the ACE Securities, certain increases in the market value of Time Warner common stock (the security into which the Time Warner Convertible Preferred Stock is convertible) could result in an accounting loss to the Company, pending the conversion of the Company's Time Warner Convertible Preferred Stock into Time Warner common stock.

     If, prior to the conversion of the Time Warner Convertible Preferred Stock into Time Warner common stock, the market price of Time Warner common stock were to increase above $55.5844, the Company would record in Other Income (Expense) an accounting loss equal to (i) the aggregate amount of such increase as applicable to all ACE Securities multiplied by (ii) 0.8264. In accordance with generally accepted accounting principles, this accounting loss (which reflects the unrealized increase in the Company's indebtedness with respect to the ACE Securities) may not be offset by accounting recognition of the increase in the market price of the Time Warner common stock. Upon conversion of the Time Warner Convertible Preferred Stock, the Company would begin recording unrealized net changes in the market prices of the Time Warner common stock and the ACE Securities as a component of common stock equity.

     If as of September 30, 1997, the market price of Time Warner common stock had been $57 11/16 (the closing market price of Time Warner common stock on October 31, 1997), the liability for the ACE Securities would have increased by approximately $40 million. This unrealized loss for the ACE Securities is more than economically hedged by the approximately $330 million unrecorded unrealized gain relating to the increase in the fair value of the Time Warner common stock underlying the investment in Time Warner Convertible Preferred Stock on the date of its acquisition.

                            NEW ACCOUNTING ISSUES

     The Financial Accounting Standards Board recently issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" effective for financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 requires that all items that meet the definition of a component of comprehensive income be reported in a financial statement for the period in which they are recognized and the total amount of comprehensive income be prominently displayed in that same financial statement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Currently, the Company does not have any material items which require reporting of comprehensive income. SFAS No. 131 requires that companies report financial and descriptive information about reportable operating segments in financial statements.
Segment information to be reported is to be based upon the way management organizes the segments for making operating decisions and assessing performance. The Company will adopt SFAS No. 130 and SFAS No. 131 beginning the first quarter of 1998.

     For information regarding SFAS No. 128, "Earnings Per Share," which will be effective for the Company's 1997 fiscal year, see Note 4(b) to the Interim Financial Statements and Note 5 in the First Quarter 10-Q.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

     Not Applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         For a description of legal proceedings affecting the Company and its subsidiaries, including NorAm and HI Energy, reference is made to the information set forth in the following items and notes:

         With respect to the Company, Item 3 of the Company's Form 10-K and Notes 2(b), 3, 10 and 11(c) to the financial statements in the Company's Form 10-K, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Note 8 to the financial statements in the Company's First Quarter Form 10-Q, Note 7 to the financial statements in the Company's Second Quarter Form 10-Q and Note 8 to the Interim Financial Statements in this Form 10-Q, is incorporated herein by reference.

         With respect to NorAm and its subsidiaries, Item 3 of NorAm's Form 10-K, "Management Analysis--Material Changes in the Results of Continuing Operations--Regulatory Matters" in Item 7 of NorAm's Form 10-K and Note 7 to the financial statements in NorAm's Form 10-K, which information, as qualified and updated by the description of developments in regulatory and litigation matters contained in Notes G and H to the financial statements in NorAm's First Quarter Form 10-Q and Notes K and L to the financial statements in NorAm's Second Quarter Form 10-Q, is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits. (Exhibits designated by an asterisk (*) are incorporated herein by reference to a separate filing as indicated.)

         Houston Industries Incorporated:

         Exhibit 11 -     Computation of Earnings per Common Share and Common
                          Equivalent Share.

         Exhibit 27 -     Financial Data Schedule.

         Exhibit 99(a)- Notes 1-4, 10 and 11 to the Financial Statements included on pages 60-66 and 74-77 of the Company's Form 10-K and Item 3 included on page 21 of the Company's Form 10-K.

         Exhibit 99(b)- Note 8 to the Financial Statements included on pages 16 and 17 of the Company's First Quarter Form 10-Q.

         Exhibit 99(c)- Note 7 to the Financial Statements included on pages 15 and 16 of the Company's Second Quarter Form 10-Q.

         Exhibit 99(d)- Notes 1 and 7 to the Financial Statements included on pages 64-69 and 83-88 of NorAm's Form 10-K (File No. 1-3751), Item 3 included on page 14 of NorAm's Form 10-K and "Item 7. Management Analysis--Material Changes in the Results of Continuing Operations--Regulatory Matters" included on pages 22-24 of NorAm's Form 10-K.

         Exhibit 99(e)- Notes G and H to the Financial Statements included on pages 11 and 12 of NorAm's First Quarter Form 10-Q.

         Exhibit 99(f)- Notes K and L to the Financial Statements included on pages 12-14 of NorAm's Second Quarter Form 10-Q.

(b)  Reports on Form 8-K.

     Report on Form 8-K of the Company and Former HI dated August 6, 1997 relating to the acquisition of NorAm (Item 2).

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        HOUSTON INDUSTRIES INCORPORATED
                                                 (Registrant)



                                           /s/ Mary P. Ricciardello
                                       --------------------------------------
                                               Mary P. Ricciardello
                                          Vice President and Comptroller
                                          (Principal Accounting Officer)

Date:  November 14, 1997

                               INDEX TO EXHIBITS

         Exhibit 11 -     Computation of Earnings per Common Share and Common
                          Equivalent Share.

         Exhibit 27 -     Financial Data Schedule.

         Exhibit 99(a)- Notes 1-4, 10 and 11 to the Financial Statements included on pages 60-66 and 84-77 of the Company's Form 10-K and Item 3 included on page 21 of the Company's Form 10-K.

         Exhibit 99(b)- Note 8 to the Financial Statements included on pages 16 and 17 of the Company's First Quarter Form 10-Q.

         Exhibit 99(c)- Note 7 to the Financial Statements included on pages 15 and 16 of the Company's Second Quarter Form 10-Q.

         Exhibit 99(d)- Notes 1 and 7 to the Financial Statements included on pages 64-69 and 83-88 of NorAm's Form 10-K (File No. 1-3751), Item 3 included on page 14 of NorAm's Form 10-K and "Item 7. Management Analysis--Material Changes in the Results of Continuing Operations--Regulatory Matters" included on pages 22-24 of NorAm's Form 10-K.

         Exhibit 99(e)- Notes G and H to the Financial Statements included on pages 11 and 12 of NorAm's First Quarter Form 10-Q.

         Exhibit 99(f)- Notes K and L to the Financial Statements included on pages 12-14 of NorAm's Second Quarter Form 10-Q.