Form 10-K405
period 1997-12-31
HOUSTON INDUSTRIES INC; NORAM ENERGY CORP/OLD
filed 1998-03-24
CIK 48732, 7314

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

   (MARK ONE)
      [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                      OR
      [ ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-3187

                        HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                           TEXAS
     (State or other jurisdiction of incorporation or                                     74-0694415
                        organization)                                       (I.R.S. employer identification number)
                      1111 LOUISIANA
                   HOUSTON, TEXAS 77002                                                 (713) 207-3000
   (Address and zip code of principal executive offices)             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    TITLE OF EACH CLASS                                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
             Common Stock, without par value,                                       New York Stock Exchange
    and associated rights to purchase preference stock                              Chicago Stock Exchange
               7% Automatic Common Exchange                                         New York Stock Exchange
                Securities due July 1, 2000
             HL&P Capital Trust I 8.125% Trust
              Preferred Securities, Series A                                        New York Stock Exchange

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Preferred Stock,
                        cumulative, no par -- $4 series

                         COMMISSION FILE NUMBER 1-13265

                               NORAM ENERGY CORP.
             (Exact name of registrant as specified in its charter)

                         DELAWARE
     (State or other jurisdiction of incorporation or                                     76-0511406
                        organization)                                       (I.R.S. employer identification number)
                      1111 LOUISIANA
                   HOUSTON, TEXAS 77002                                                 (713) 207-3000
   (Address and zip code of principal executive offices)             (Registrant's telephone number, including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                    TITLE OF EACH CLASS                                    NAME OF EACH EXCHANGE ON WHICH REGISTERED
                 NorAm Financing I 6 1/4%                                           New York Stock Exchange
     Convertible Trust Originated Preferred Securities
      6% Convertible Subordinated Debentures due 2012                               New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

    NORAM ENERGY CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

    Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  [X]    No  [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    The aggregate market value of the voting stock held by non-affiliates of Houston Industries Incorporated was $7,598,982,925 as of March 2, 1998, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of March 2, 1998, Houston Industries Incorporated had 295,698,228 shares of Common Stock outstanding, including 12,138,551 ESOP shares not deemed outstanding for financial statement purposes. Excluded from the number of shares of Common Stock outstanding are 98,866 shares held by Houston Industries Incorporated as treasury stock. As of March 2, 1998, all 1,000 outstanding shares of NorAm Energy Corp.'s Common Stock were held by Houston Industries Incorporated.

    Portions of the definitive proxy statement relating to the 1998 Annual Meeting of Shareholders of Houston Industries Incorporated, which will be filed within 120 days of December 31, 1997, are incorporated by reference in Item 10,
Item 11, Item 12 and Item 13 of Part III of this Form 10-K.
================================================================================

     THIS COMBINED ANNUAL REPORT ON FORM 10-K IS SEPARATELY FILED BY HOUSTON INDUSTRIES INCORPORATED (COMPANY) AND NORAM ENERGY CORP. (NORAM). INFORMATION CONTAINED HEREIN RELATING TO NORAM IS FILED BY THE COMPANY AND SEPARATELY BY NORAM ON ITS OWN BEHALF. NORAM MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE COMPANY (EXCEPT AS IT MAY RELATE TO NORAM AND ITS SUBSIDIARIES), HOUSTON INDUSTRIES ENERGY, INC., HOUSTON INDUSTRIES POWER GENERATION, INC. OR ANY OTHER AFFILIATE OR SUBSIDIARY OF THE COMPANY.

                        HOUSTON INDUSTRIES INCORPORATED
                                      AND
                               NORAM ENERGY CORP.
                 FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 1997

                               TABLE OF CONTENTS

                                                                          PAGE NO.
                                                                          --------
PART I
Item 1.     Business....................................................      1
Item 2.     Properties..................................................     22
Item 3.     Legal Proceedings...........................................     23
Item 4.     Submission of Matters to a Vote of Security Holders.........     24
PART II
Item 5.     Market for the Company's Common Equity and Related
            Stockholder Matters.........................................     25
Item 6.     Selected Financial Data of the Company......................     26
            COMPANY
            Item 7. Management's Discussion and Analysis of Financial
            Condition and Results of Operations of the Company..........     28
            Item 7A. Quantitative and Qualitative Disclosures About
            Market Risk.................................................     50
            Item 8. Financial Statements and Supplementary Data of the
            Company.....................................................     53
            NORAM
            Item 7. Management's Narrative Analysis of the Results of
            Operations
            of NorAm Energy Corp. and Consolidated Subsidiaries.........    101
            Item 7A. Quantitative and Qualitative Disclosure About
            Market Risk.................................................     50
            Item 8. Financial Statements and Supplementary Data of
            NorAm.......................................................    109
Item 9.     Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure....................................    141
PART III
Item 10.    Directors and Executive Officers of the Company and NorAm...    141
Item 11.    Executive Compensation......................................    141
Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................    141
Item 13.    Certain Relationships and Related Transactions..............    141
PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form
            8-K.........................................................    142

                                       (i)

                                     PART I

ITEM 1. BUSINESS.

     Houston Industries Incorporated (Company) is a diversified international energy services company. Its Houston Lighting & Power Company division is an electric utility serving approximately 1.6 million customers in the City of Houston, Texas, and surrounding areas on the Texas Gulf Coast. NorAm Energy Corp., the Company's largest subsidiary (NorAm), is a natural gas utility serving over 2.8 million customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. NorAm, through its subsidiaries, is also a major interstate natural gas pipeline company and a provider of energy marketing services.

     The Company's other principal subsidiaries include Houston Industries Energy, Inc. (HI Energy), which participates in the privatization of foreign generating and distribution facilities and the development and acquisition of foreign independent power projects, and Houston Industries Power Generation, Inc. (HIPG), which participates in the acquisition, development and operation of domestic non-rate regulated power generation facilities.

     The Company acquired NorAm in August 1997 in a transaction (Merger) involving the merger of the Company's former parent corporation, Houston Industries Incorporated (Former HI), into the Company, and the merger of NorAm's predecessor corporation (Former NorAm) into a newly formed subsidiary of Former HI. As a result of the Merger, the Company's operating activities include the following segments: Electric Operations, Natural Gas Distribution, Interstate Pipeline, Energy Marketing, International and Corporate. Information regarding these segments is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment" and Note 15 to the Company's Consolidated Financial Statements, which note is incorporated herein by reference. NorAm's principal operating segments include Natural Gas Distribution, Interstate Pipeline and Energy Marketing.

     The Company, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to Section 3(a)(2) of the Public Utility Holding Company Act of 1935, as amended (1935 Act). For additional information regarding the Company's status under the 1935 Act, see "-- Regulation -- Public Utility Holding Company Act."

     The Company, incorporated in 1906, is a Texas corporation. NorAm, incorporated in 1996, is a Delaware corporation. The executive offices of the Company and NorAm are located at Houston Industries Plaza, 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-3000).

CERTAIN FACTORS AFFECTING THE ENERGY SERVICES INDUSTRY

     Various factors are currently affecting the energy services industry, including increasing levels of competition, legislative and regulatory changes, stringent environmental regulations, contingencies associated with nuclear plant ownership, and diversification into businesses outside of traditional rate-regulated utility operations. The effects of these and other factors on the business and operations of Company and its subsidiaries are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries."

FORWARD-LOOKING STATEMENTS

     Statements contained in this Form 10-K that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs as well as assumptions made by and information currently available to management. Because such statements are based on assumptions as to future economic performance and are not statements of fact, actual results may differ materially from those projected. Important factors that could cause future results to differ include (i) the effects of competition in the electric power and natural gas industries, (ii) legislative and regulatory changes, (iii) fluctuations in the weather, (iv) fluctuations in energy commodity prices, (v) environmental liabilities, (vi) changes in the economy and (vii) other factors discussed in this and other filings by the Company and NorAm with the Securities and Exchange Commission. When used in the Company's or NorAm's documents or oral presentations, the words "anticipate," "estimate," "expect," "intend," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements.

     The following sections of this Form 10-K contain forward-looking statements: "Business -- Electric Operations -- System Capability,"
"Business -- Electric Operations -- Capital Expenditures," "Business -- Electric Operations -- Fuel," "Business -- Energy Marketing -- Energy Marketing and Risk Management -- Electric Power Marketing," "Business -- International,"
"Business -- Corporate," "Business -- Regulation" and "Business -- Environmental Matters" in Item 1 of the Form 10-K; "Legal Proceedings" in Item 3 of this Form 10-K; "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business
Segment -- Energy Marketing," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Corporate," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries," and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources -- Company Consolidated Capital Requirements" in Item 7 of this Form 10-K and "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of this Form 10-K.

                              ELECTRIC OPERATIONS

     The Company generates, purchases, transmits and distributes electricity to approximately 1.6 million residential, commercial and industrial customers in a 5,000 square-mile service area on the Texas Gulf Coast, including the City of Houston, Texas, the nation's fourth largest city. The Company's electric utility operations are conducted through an unincorporated division of the Company known as "Houston Lighting & Power Company" or "HL&P" (HL&P). All references in this Form 10-K to "Electric Operations" refer to the electric utility operations conducted by HL&P. Electric Operations does not include the development, acquisition and operation of independent power generation facilities by HIPG. These activities are discussed in "Corporate" below.

     For the year ended December 31, 1997, Electric Operations represented approximately 62% of the Company's total consolidated revenues and 93% of its operating income. For additional financial and operating data regarding Electric Operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Electric Operations" and Note 15 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference.

     All projections and other forward looking data set forth under "Electric Operations," including projections regarding System Capability and Capital Expenditures, assume the continued existence of a cost-based regulatory system.

SERVICE AREA

     Houston's economy is centered primarily on energy sector industries, such as oil companies, petrochemical and refining complexes, industrial and petrochemical construction firms and natural gas distribution and processing centers. During the year ended December 31, 1997, energy sector industries accounted for approximately 34% of Electric Operations' industrial electric base revenues and 8% of its total electric base revenues. Other important sectors of Houston's economy include the Port of Houston, the Johnson Space Center and the Texas Medical Center.

     The Company is a member of the Electric Reliability Council of Texas, Inc. (ERCOT) and is interconnected to a transmission grid encompassing most of the State of Texas.

ELECTRIC UTILITY ASSETS

     All of the electric generating stations and other operating properties used in the business of Electric Operations are located in the State of Texas.

     The Company owns and operates (i)12 electric generating stations with a combined turbine nameplate rating of 13,554,608 kilowatts (KW) and (ii) 213 major substations having a total installed rated transformer capacity of 59,407 megavolts (Mva). The Company is also one of four co-owners of the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating plant consisting of two 1,250 megawatt (MW) nuclear generating units in which the Company has a 30.8% ownership interest. For additional information regarding the assets used in Electric Operations' business, see "Properties" in Item 2 of this Report.

SYSTEM CAPABILITY

     The following table sets forth information regarding the system capability of Electric Operations:

                                                                  MAXIMUM HOURLY FIRM DEMAND
                       INSTALLED                                -------------------------------
                          NET        PURCHASED    TOTAL NET                           % CHANGE     RESERVE
                       CAPABILITY      POWER      CAPABILITY                            FROM       MARGIN
        YEAR              (MW)        (MW)(1)        (MW)        DATE      MW(2)     PRIOR YEAR      (%)
        ----           ----------    ---------    ----------    -------    ------    ----------    -------
1993.................    13,679         945         14,624      Aug. 19    11,336        5.1        29.0
1994.................    13,666         720         14,386      Jun. 28    11,126       (1.9)       29.3
1995.................    13,921         445         14,366      Jul. 27    11,452        2.9        25.4
1996.................    13,960         445         14,405      Jul. 23    11,694        2.1        23.2
1997.................    14,040         445         14,485      Aug. 21    12,194        4.3        18.1

---------------

(1) Reflects firm capacity purchased. For additional information on purchased power commitments, see "-- Fuel -- Purchased Power" below.

(2) Excludes loads on interruptible service tariffs, residential direct load control and commercial/industrial load cooperative capability. Including these loads, the maximum hourly demand served in 1997 was 13,407 MW compared to 12,667 MW in 1996.

     Based on present trends, the Company estimates that the maximum hourly firm demand for electricity in the service area of Electric Operations will grow at a compound annual rate of approximately 1.6% over the next ten years. Assuming average weather conditions and including the net effects of demand-side management programs, the Company projects that the reserve margin of Electric Operations will decrease to an estimated 15% by 2001. For long-term planning purposes, the Company intends to maintain the reserve margin for Electric Operations at approximately 15% in excess of maximum hourly firm demand load requirements.

     Electric Operations experiences significant seasonal variation in its sales of electricity. Sales during the summer months are higher than sales during other months of the year due to the reliance on air conditioning in the service territory of Electric Operations.

CAPITAL EXPENDITURES

     The Company has an ongoing program to maintain the existing production, transmission and distribution facilities of Electric Operations and to expand its physical plant in response to customer needs. Assuming a target reserve margin of 15%, the Company does not currently forecast a need for additional capacity until 2002.

     In 1997, Electric Operations' capital expenditures were approximately $234 million, excluding Allowance for Funds Used During Construction (AFUDC). Electric Operations' capital program (excluding AFUDC) is currently estimated to be approximately $331 million in 1998, $343 million in 1999 and $308 million in 2000. These expenditures relate primarily to improvements to Electric Operations' existing electric generating, distribution and general plant facilities. For the three-year period ending December 31, 2000, the aggregate capital program for Electric Operations is estimated to be:

                                                               AMOUNT      PERCENT OF TOTAL
                                                             (MILLIONS)      EXPENDITURES
                                                             ----------    ----------------
Generating facilities......................................     $207              21%
Transmission facilities....................................       34               4%
Distribution facilities....................................      443              45%
Substation facilities......................................       65               7%
General plant facilities...................................      161              16%
Nuclear fuel...............................................       72               7%
                                                                ----             ---
          Total............................................     $982             100%
                                                                ====             ===

     Actual capital expenditures will vary from estimates as a result of numerous factors, including, but not limited to, changes in the rate of inflation, availability and relative cost of fuels and purchased power, changes in environmental laws, regulatory and legislative changes and the effect of regulatory proceedings. For information regarding expenditures associated with nuclear fuel costs and environmental programs, see "-- Fuel -- Nuclear Fuel Supply" and "-- Environmental Matters" below.

     Under the Public Utility Regulatory Act of 1995 (PURA) and the integrated resource planning rules adopted in 1996 by the Public Utility Commission of Texas (Texas Utility Commission), Texas electric utilities are required to conduct public solicitations for all resources (e.g., generating capacity, demand-side management programs, etc.) to satisfy future capacity needs. In May 1998, Electric Operations will file a preliminary integrated resource plan as required under the rules.

FUEL

     Based upon current assumptions regarding fuel (cost and availability), plant operation schedules, load growth, load management and environmental protection requirements, the projected future energy mix to be used by Electric Operations in the generation of electricity is as follows:

                                                                    ENERGY MIX (%)
                                                              --------------------------
                                                                             ESTIMATED
                                                              HISTORICAL    ------------
                                                                 1997       1998    2001
                                                              ----------    ----    ----
Gas.........................................................      30         30      29
Coal and Lignite............................................      41         42      43
Nuclear.....................................................       9          8       8
Purchased Power.............................................      20         20      20
                                                                 ---        ---     ---
          Total.............................................     100        100     100
                                                                 ===        ===     ===

     For information regarding current and historical fuel costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business
Segment -- Electric Operations -- Fuel and Purchased Power Expense" in Item 7 of this Report, which information is incorporated herein by reference.

     Natural Gas Supply. During 1997, Electric Operations purchased approximately 46% of its natural gas requirements pursuant to long-term contracts with two suppliers (Midcon Texas Pipeline Company and Tejas Gas Corporation). Electric Operations purchased an additional 23% of its natural gas requirements under long-term contracts with other suppliers, and the remaining 31% of natural gas requirements on the spot market. Substantially all of Electric Operations' natural gas contracts contain pricing provisions based on fluctuating spot market prices.

     Based on the current market for and availability of natural gas, the Company believes that Electric Operations will be able to replace the supplies of natural gas covered under any expiring long-term contracts with (i) gas purchased on the spot market or (ii) under long-term or short-term contracts. The average daily gas consumption of Electric Operations during 1997 was 601 billion British thermal units (BBtu) with peak daily consumption of 1,349 BBtu. Electric Operations' average cost of natural gas was $2.60 per million British thermal units (MMBtu) in 1997, $2.31 per MMBtu in 1996 and $1.69 per MMBtu in 1995.

     Although natural gas has been relatively plentiful in recent years, available supplies are vulnerable to disruption due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.

     Coal and Lignite Supply. Electric Operations purchases approximately 80% of the coal required to operate its four coal-fired units at the W. A. Parish Electric Generating Station (W. A. Parish) under two long-term contracts from mines in the Powder River Basin area of Wyoming. The first of these contracts expires in 2010, and the other expires in 2011. Electric Operations obtains the remaining coal required to operate these units under short-term contracts. The majority of the coal purchased for W. A. Parish is currently transported under an existing long-term rail transportation contract with Burlington Northern Santa Fe Railroad. In 1997, Electric Operations completed construction of a 10-mile rail line to connect its W. A. Parish coal-handling facilities to Union Pacific Railroad Company. During 1997 and 1998, Union Pacific Railroad Company experienced significant delays in completing shipments of materials in and through the City of Houston. To date, these delays have not had a material adverse impact on Electric Operations' generation capability or its financial results of operations. However, delays in rail shipments have reduced Electric Operations' coal inventories below customary levels.

     Electric Operations obtains the lignite used to fuel the two units of its Limestone Electric Generating Station (Limestone) from a surface mine adjacent to the plant. The Company owns the mining equipment, facilities and a portion of the lignite reserves. The lignite reserves currently under lease and contract are expected to be sufficient to provide substantially all of the lignite requirements for Limestone through 2013.

     Nuclear Fuel Supply. Fuel supply requirements for the South Texas Project consist of (i) the acquisition of uranium concentrates, (ii) the conversion of such concentrates into uranium hexafluoride, (iii) the enrichment of uranium hexafluoride and (iv) the fabrication of nuclear fuel assemblies. The South Texas Project has contracted for the raw materials and services necessary to operate the plant through at least the following years:


Uranium.....................................................  2002(1)
Conversion..................................................  2002
Enrichment..................................................  2014(2)
Fabrication.................................................  2005

---------------

(1) Contracts provide for over 50% of the uranium concentrates required. The balance of uranium concentrates requirements is expected to be provided by future spot and medium-term contracts.

(2) The South Texas Project has suspended its enrichment services contract for the period between October 2000 and September 2007 pursuant to an option available under such contract. During this period, the Company understands that the South Texas Project intends to obtain enrichment services through a competitive bidding process. At present, the South Texas Project has obtained competitive bids and is finalizing contracts for enrichment services through 2004.

     Although the Company and the other South Texas Project owners cannot predict the future availability of uranium and related services, it is not anticipated, based on current market conditions, that the South Texas Project will have difficulty in obtaining fuel requirements for its remaining years of operation. For information regarding assessments for spent fuel disposal, decontamination and decommissioning costs, see Note 4 to the Company's Consolidated Financial Statements.

     Purchased Power. At December 31, 1997, Electric Operations had contracts covering 445 MW of firm capacity and associated energy. These contracts expire as follows: 1998 -- 125 MW and 2005 -- 320 MW. Capacity payments under firm purchased power commitments for the next three years are approximately $22 million per year. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Electric
Operations -- Fuel and Purchased Power Expense" and Note 12(b) to the Company's Consolidated Financial Statements.

     Recovery of Fuel Costs. Texas Utility Commission rules provide for the recovery of certain fuel and purchased power energy costs through a fixed fuel factor included in electric rates. For information on recovery of fuel costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business
Segment -- Electric Operations -- Operating Revenues." The Company's two principal firm capacity contracts (covering 320 MW of firm capacity) contain provisions allowing Electric Operations to suspend or reduce purchased power payments in the event that the Texas Utility Commission disallows future recovery of these costs through Electric Operations' rates for electric service.

COMPETITION AND REGULATORY MATTERS

     The electric utility industry historically has been composed of vertically integrated companies providing electric service on an exclusive basis within governmentally defined geographic areas. Prices for electric service typically have been set by governmental authorities under principles designed to provide the utility with an opportunity to recover its cost of providing electric service plus a reasonable return on its invested capital. In recent years, federal legislation as well as legislative and regulatory initiatives in various states have encouraged competition among electric utility and non-utility owned power generators. These developments, combined with increasing demand for lower-priced electricity and technological advances in electric generation, are accelerating the electric utility industry's movement toward more competition. These issues, as they affect the Company, including without limitation, the Company's ability to recover its existing investment in certain electric utility facilities, are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition -- Electric Operations," which section is incorporated herein by reference.

     For information regarding regulatory matters affecting Electric Operations, see "-- Regulation -- Public Utility Holding Company Act",
"-- Regulation -- State and Local Utility Regulations -- Electric Operations," "-- Regulation -- Nuclear Regulatory Commission," "-- Environmental Matters" below, "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Rate Proceedings -- Electric Operations" and
Note 3 to the Company's Consolidated Financial Statements.

OPERATING STATISTICS OF ELECTRIC OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                              ------------------------------------
                                                                 1997         1996         1995
                                                              ----------   ----------   ----------
Electric Energy Generated and Purchased (Megawatt-Hours
  (MWH)):
  Generated -- Net Station Output...........................  56,066,845   55,170,841   53,447,128
  Purchased.................................................  14,008,452   12,540,172   10,452,818
  Net Interchange...........................................         841        1,486       (1,488)
                                                              ----------   ----------   ----------
         Total..............................................  70,076,138   67,712,499   63,898,458
  Company Use, Lost and Unaccounted for Energy..............  (3,075,143)  (3,350,400)  (2,822,876)
                                                              ----------   ----------   ----------
         Total Energy Sold..................................  67,000,995   64,362,099   61,075,582
                                                              ==========   ==========   ==========
Electric Sales (MWH):
  Residential...............................................  19,365,892   19,048,238   18,103,209
  Commercial................................................  15,474,761   14,640,762   14,233,413
  Small Industrial(1).......................................  11,439,753   11,727,500   11,174,404
  Large Industrial(1).......................................  14,380,499   13,519,845   12,493,029
  Street Lighting -- Government and Municipal...............     127,761      119,339      117,253
                                                              ----------   ----------   ----------
         Total Firm Retail Sales............................  60,788,666   59,055,684   56,121,308
  Other Electric Utilities..................................     190,878      205,463      169,750
                                                              ----------   ----------   ----------
         Total Firm Sales...................................  60,979,544   59,261,147   56,291,058
  Interruptible.............................................   4,278,458    4,038,277    4,093,385
  Off-System................................................   1,742,993    1,062,675      691,139
                                                              ----------   ----------   ----------
         Total..............................................  67,000,995   64,362,099   61,075,582
                                                              ==========   ==========   ==========
Number of Customers (End of Period):(2)
  Residential...............................................   1,378,658    1,353,631    1,327,168
  Commercial................................................     190,437      185,031      175,998
  Small Industrial(1).......................................       1,526        1,692        1,543
  Large Industrial (Including Interruptible)(1).............         132          126          127
  Street Lighting -- Government and Municipal...............          86           83           82
  Other Electric Utilities (Including Off-System)...........          20           15           11
                                                              ----------   ----------   ----------
         Total..............................................   1,570,859    1,540,578    1,504,929
                                                              ==========   ==========   ==========
Operating Revenue (Thousands of Dollars):
  Residential...............................................  $1,662,177   $1,603,591   $1,471,702
  Commercial................................................   1,065,917      986,591      923,223
  Small Industrial(1).......................................     616,419      611,495      564,609
  Large Industrial(1).......................................     529,718      473,451      431,499
  Street Lighting -- Government and Municipal...............      24,868       22,125       20,679
                                                              ----------   ----------   ----------
         Total Electric Revenue -- Firm Retail Sales........   3,899,099    3,697,253    3,411,712
  Other Electric Utilities..................................      11,330       18,841       22,207
                                                              ----------   ----------   ----------
         Total Electric Revenue -- Firm Sales...............   3,910,429    3,716,094    3,433,919
  Interruptible.............................................     108,053       97,164       81,707
  Off-System................................................      36,798       25,995       12,250
                                                              ----------   ----------   ----------
         Total Electric Revenue.............................   4,055,280    3,839,253    3,527,876
  Miscellaneous Electric Revenues...........................     195,963      185,774      152,421
                                                              ----------   ----------   ----------
         Total..............................................  $4,251,243   $4,025,027   $3,680,297
                                                              ==========   ==========   ==========
Installed Net Generating Capability (Kilowatts (KW)) (End of
  Period)...................................................  14,040,370   13,960,370   13,921,370
Cost of Fuel (Cents per MMBtu):
  Gas.......................................................       259.9        231.3        168.5
  Coal......................................................       201.8        210.8        202.5
  Lignite...................................................       108.4        111.1        124.8
  Nuclear...................................................        54.2         61.6         58.2
         Average............................................       186.8        181.6        159.3

---------------

(1) For reporting purposes, customers of Electric Operations with an electric demand in excess of 600 kilovolt-amperes are classified as industrial. Small industrial customers typically are retail stores, office buildings, universities and other customers not associated with large industrial plants.

(2) In 1996, the Company began calculating the number of customers based on the number of active customers at month-end (as opposed to the number of billing transactions). This change had the effect of increasing the number of customers (primarily commercial) reported in 1996 by approximately 4,400. Prior periods have not been restated.

                            NATURAL GAS DISTRIBUTION

     NorAm, through its natural gas distribution division (Natural Gas Distribution), purchases, transports, stores and distributes natural gas and provides natural gas utility services to over 2.8 million residential, commercial and industrial customers in six states, including the metropolitan areas of Minneapolis, Minnesota; Houston, Texas; Little Rock, Arkansas; and Shreveport, Louisiana.

     Financial and operating data regarding Natural Gas Distribution are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Natural Gas Distribution," in Note 15 to the Company's Consolidated Financial Statements, in NorAm's "Management's Narrative Analysis of the Results of Operations -- Results of Operations by Business Unit -- Natural Gas Distribution" and in Note 9 to NorAm's Consolidated Financial Statements, which information is incorporated herein by reference.

LOCAL DISTRIBUTION DIVISIONS

     The natural gas utility operations of NorAm are conducted through three of its unincorporated divisions: Arkla, Entex and Minnegasco.

     Arkla. Arkla provides natural gas distribution services in approximately 621 communities in the States of Arkansas, Louisiana, Oklahoma and Texas. The largest metropolitan areas served by Arkla are Little Rock, Arkansas and Shreveport, Louisiana. In 1997, approximately 72% of Arkla's total throughput was composed of retail sales of gas and approximately 28% was attributable to transportation services. Sales to residential and commercial customers in 1997 accounted for approximately 91% of Arkla's total gas revenues and 64% of natural gas volumes sold or transported.

     Entex. Entex provides natural gas distribution services in approximately 502 communities in the States of Louisiana, Mississippi and Texas. The largest metropolitan area served by Entex is Houston, Texas. In 1997, approximately 97% of Entex's total throughput was composed of retail sales of gas and approximately 3% was attributable to transportation services. Sales to residential and commercial customers in 1997 accounted for approximately 83% of Entex's total gas revenues and 81% of natural gas volumes sold.

     Minnegasco. Minnegasco provides natural gas distribution services in approximately 243 communities in the State of Minnesota. The largest metropolitan area served by Minnegasco is Minneapolis, Minnesota. In 1997, approximately 98% of Minnegasco's total throughput was composed of retail sales of gas and approximately 2% was attributable to transportation services. Sales to residential and commercial customers in 1997 accounted for approximately 89% of Minnegasco's total gas revenues and 87% of natural gas volumes sold.

     The demand for natural gas distribution services is seasonal in nature. In 1997, approximately 67%, 70% and 54%, respectively, of Arkla's, Minnegasco's and Entex's revenues were reported in the months of January, February, March, November and December. In each case, these patterns reflect the higher demand for natural gas for use in heating during winter months.

SUPPLY AND TRANSPORTATION

     Arkla. In 1997, Arkla purchased approximately 13% of its natural gas supply from a NorAm subsidiary, NorAm Energy Services, Inc. (NES), 17% pursuant to third party contracts and 70% on the spot market. Arkla transports its natural gas supplies by interstate and intrastate pipelines under long-term contracts with terms varying from five to sixteen years.

     Entex. In 1997, Entex purchased approximately 80% of its natural gas supply pursuant to term contracts (having terms varying from one to five years) and 20% on the spot market. During 1997, Entex's major natural gas suppliers were Enron Corp. (29.4%), Tejas Gas Corporation (29.0%), Cokinos Natural Gas Company Inc. (9.1%) and Midcon Texas Pipeline Company (7.6%). Entex transports its natural gas supplies on both interstate and intrastate pipelines under long-term contracts with terms varying from one to five years.

     Minnegasco. In 1997, Minnegasco purchased approximately 73% of its natural gas supply pursuant to term contracts (having terms varying from one to ten years) with 17 different suppliers and 27% on the spot market. Most of the natural gas volumes under long-term contracts are committed under terms providing for delivery during the winter heating season, November through March. During 1997, Minnegasco purchased approximately 50% of its natural gas requirements from three suppliers, Pan-Alberta Gas Ltd., TransCanada Gas Services Inc. and NES. Minnegasco transports its natural gas supplies on various interstate pipelines under long-term contracts with terms varying from five to ten years.

     Each of Arkla and Minnegasco makes use of various leased and owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. Contracted supplies and storage for Minnegasco are also supplemented from time to time with stored liquefied natural gas and propane-air plant production.

     Although natural gas supplies have been relatively plentiful in recent years, available supplies are vulnerable to disruption due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

CAPITAL EXPENDITURES

     For information regarding Natural Gas Distribution's historical and projected capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources -- Company Consolidated Capital Requirements."

COMPETITION AND REGULATORY MATTERS

     For information regarding the impact of competition on Natural Gas Distribution, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition -- Other Operations," which section is incorporated herein by reference.

     For information regarding regulatory matters affecting Natural Gas Distribution, see " -- Regulation -- State and Local Utility
Regulations -- Natural Gas Distribution Operations" and " -- Environmental Matters" below.

                              INTERSTATE PIPELINE

     NorAm's interstate natural gas pipeline business is conducted through two wholly-owned subsidiaries of NorAm, NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation (MRT). The business and operations of NGT and MRT are collectively referred to in this Form 10-K as "Interstate Pipeline."

     Financial and operating data regarding Interstate Pipeline are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business
Segment -- Interstate Pipeline," in Note 15 to the Company's Consolidated Financial Statements and in "Management's Narrative Analysis of the Results of Operations of NorAm -- Results of Operations by Business Unit -- Interstate Pipeline" and in Note 9 to NorAm's Consolidated Financial Statements, which information is incorporated herein by reference.

     Interstate Pipeline owns and operates approximately 8,200 miles of transmission lines and six natural gas storage facilities located across the following eight states in the south-central United States: Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. Interstate Pipeline transports and delivers natural gas on behalf of various shippers primarily to utilities, industrial customers, and third party pipeline interconnects.

     In 1997, approximately 41% of Interstate Pipeline's total operating revenues was attributable to services provided by NGT and MRT to Arkla, approximately 13% of its operating revenues was attributable to services provided by MRT to Laclede Gas Company (Laclede), a local distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri, and approximately 9% was attributable to gas marketed by NES to other parties. Interstate Pipeline provides service to Arkla and Laclede under several long-term firm storage and transportation agreements. The expiration dates for the service agreements with Laclede range from October 1999 through May 2000. These agreements are currently under negotiation for renewal. The service agreement with Arkla is for a term of five and one-half years and is scheduled to expire in March 2002.

     The business and operations of Interstate Pipeline are affected by seasonal changes in the demand for natural gas, the relative price of natural gas in the Mid-Continent and Gulf Coast Natural Gas supply regions and, to a lesser extent, general economic conditions.

CAPITAL EXPENDITURES

     For information regarding Interstate Pipeline's historical and projected capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources -- Company Consolidated Capital Requirements."

COMPETITION AND REGULATORY MATTERS

     For information regarding the impact of competition on Interstate Pipeline's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and Its Subsidiaries -- Competition -- Other Operations," which section is incorporated herein by reference.

     Interstate Pipeline is subject to regulation by the Federal Energy Regulatory Commission (FERC). For information regarding regulatory matters affecting Interstate Pipeline, see " -- Regulation -- Federal Energy Regulatory Commission" below.

                                ENERGY MARKETING

     NorAm's Energy Marketing and Gathering division (Energy Marketing) markets natural gas and electric power and provides price risk management services to various energy sector customers. In addition, the division provides natural gas gathering services and retail energy marketing services. The division's energy marketing and risk management services are conducted by NES. The division's natural gas gathering operations are conducted by NorAm Field Services Corp.
(NFS), and its retail energy marketing services are conducted by NorAm Energy Management, Inc. (NEM).

     Financial and operating data regarding Energy Marketing are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Energy Marketing," in Note 15 to the Company's Consolidated Financial Statements and in "Management's Narrative Analysis of the Results of Operations of
NorAm -- Results of Operations by Business Unit -- Energy Marketing" and in Note 9 to NorAm's Consolidated Financial Statements, which information is incorporated herein by reference.

ENERGY MARKETING AND RISK MANAGEMENT

     NES, a wholly owned subsidiary of NorAm, supplies, markets and trades natural gas and electricity. In addition, it offers physical and financial wholesale energy marketing products and services to a variety of customers, including natural gas distribution companies, municipalities, power plants, marketers, aggregators and large volume industrial customers. The operations of NES are not subject to traditional cost of service rate regulation.

     Natural Gas Marketing. NES' natural gas marketing activities consist of contracting to buy specified volumes of natural gas from suppliers at various points of receipt to be supplied over a specified period of time; aggregating natural gas supplies and arranging for their transportation; negotiating the sale of specific volumes of natural gas over a specified period of time; and matching natural gas receipts and deliveries based on volumes required by customers.

     NES purchases natural gas from a variety of suppliers under daily, monthly, variable load and base load and term contracts that include either market sensitive or fixed pricing provisions. NES sells natural gas under sales agreements that have varying terms and conditions intended to match seasonal and other changes in demand. In 1997, NES sold 958 Bcf of natural gas, substantially all of which sales were to non-affiliates.

     NES also enters into various short-term and long-term firm and interruptible agreements for natural gas storage in order to offer peak delivery services to satisfy winter heating and summer electric generating demands. Such services are also intended to provide an additional level of performance security and backup services to NES' customers.

     NES from time to time arranges for the transportation of the natural gas it markets from the supplier receipt point to the delivery point requested by the purchasers. Transportation arrangements are made with affiliated and non-affiliated interstate and intrastate pipelines through a variety of means, including short-term and long-term firm and interruptible agreements with pipelines. NES generally retains title to the natural gas it transports from the receipt point to the delivery point.

     Electric Power Marketing. NES sold over 25 million megawatt-hours of electric power in 1997 and 2.7 million megawatt-hours of electric power in 1996. NES sells electric power primarily to electric utilities and other marketing companies. NES intends to participate in the California power market upon the deregulation of wholesale and retail electric power sales in such state, which is anticipated to occur in the spring of 1998. NES will seek to supply natural gas to, and purchase electricity for resale from, non-regulated power plants in the California market, including generating plants to be developed, acquired or operated by HIPG.

     Price Risk Management. In 1997, NES invested in personnel, software and trading systems in order to expand its capacity to trade in fixed-price forward purchase and sales contracts (involving the physical delivery of energy commodities), swap agreements, futures and option contracts traded on securities and commodities exchanges and in the over-the-counter financial markets.

     NES uses derivative financial instruments to manage and hedge its fixed-price purchase and sale commitments, to provide fixed-price commitments as a service to its customers and suppliers, to reduce its exposure relative to the volatility of the cash market prices and to protect its investment in storage inventories. Although NES generally attempts to balance its fixed-price physical and financial purchase and sale obligations, commodity price exposure often exists or is created due to the origination of new transactions and the assessment of, and response to, changing market conditions. NES is accordingly exposed in such transactions to the risk that fluctuating market prices may adversely affect its, the Company's and NorAm's financial position or results of operations. For additional information with respect to the Company's and NorAm's financial exposure to derivative financial instruments, see Item 7A of this Form 10-K, Note 2 to the Company's Consolidated Financial Statements and Note 2 to NorAm's Consolidated Financial Statements.

     In addition to the risk associated with price movements, credit risk is also inherent in NES' risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. NES maintains credit policies intended to minimize overall credit risk with regard to its counterparties.

     The Company has established a Risk Oversight Committee to oversee all corporate price and credit risks, including NES' risk management and trading activities. The Risk Oversight Committee's responsibilities include reviewing the Company's and its subsidiaries' overall risk management strategy and monitoring risk management activities to ensure compliance with the Company's risk management limitations, policies and procedures. For additional information regarding risk management accounting policies, see Note 2 to the Company's Consolidated Financial Statements and Note 2 to NorAm's Consolidated Financial Statements.

NATURAL GAS GATHERING

     NFS, a wholly owned subsidiary of NorAm, provides natural gas gathering services, including related liquids extraction and marketing activities. NFS operates approximately 4,000 miles of gathering pipelines which collect natural gas from more than 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas. NFS is not subject to traditional cost-of-service regulation.

RETAIL ENERGY MARKETING

     NEM, a wholly owned subsidiary of NorAm, markets natural gas and related energy services to industrial customers served by large local distribution companies and connected to interstate and intrastate pipelines offering unbundled transportation services. Included in NEM's retail marketing operations are three intrastate pipeline subsidiaries of NorAm that market and deliver natural gas to large volume customers at market-based rates.

CAPITAL EXPENDITURES

     For information regarding Energy Marketing's capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources -- Company Consolidated Capital Requirements."

COMPETITION AND REGULATORY MATTERS

     For information regarding the impact of competition on Energy Marketing's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition -- Other Operations," which section is incorporated herein by reference.

     For information regarding regulatory matters affecting Energy Marketing, see "-- Regulation -- Federal Energy Regulatory Commission" below.

                                 INTERNATIONAL

     The Company's international operations (International) are conducted through HI Energy, a subsidiary of the Company that participates in the privatization of foreign generating and distribution facilities and the development and acquisition of foreign independent power projects. International includes the international operations of NorAm, which are managed by HI Energy.

     As of December 31, 1997, the Company's Consolidated Balance Sheets reflected $803 million of foreign investments, a substantial portion of which represent equity investments in foreign utility companies. Financial and operating data regarding International are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- International" and Notes 5 and 15 to the Company's Consolidated Financial Statements, which information is incorporated herein by reference. The international operations of NorAm were not material to NorAm's 1997 results of operations.

     For a discussion of certain risks associated with overseas operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Risks of Overseas Operations."

MAJOR FOREIGN INVESTMENTS

     Argentina. As of December 31, 1997, approximately 26% of International's foreign investments were located in Argentina. HI Energy owns, through its subsidiaries, interests in two Argentine electric distribution companies and a 100% ownership interest in a 160-MW cogeneration facility. The electric distribution company investments consist of (i) a 63% ownership interest in the electric utility company serving La Plata, Argentina and (ii) a 90% ownership interest in an electric utility in north-central Argentina (EDESE).

     A subsidiary of HI Energy had expected to complete development of the 160-MW cogeneration facility in late 1997 at an estimated cost of $100 million. The commercial operation date for the project has been significantly delayed because of major damage to the turbine blade during pre-operational testing. Based on the representations by the project contractor as to the projected completion date for repairs, it is not anticipated that such delay will have a material adverse financial impact on HI Energy or the Company.

     Brazil. As of December 31, 1997, approximately 52% of International's foreign investments were located in Brazil. In May 1996, a subsidiary of HI Energy acquired 11.35% of the common stock of Light -- Servicos de Eletricidade S.A., a publicly held Brazilian corporation (Light) for $393 million (which includes the direct costs of the acquisition) in a government-sponsored auction of 60% of Light's outstanding shares. Light is the operator of an integrated electric power and distribution system that serves a portion of the state of Rio de Janeiro, Brazil, including the City of Rio de Janeiro. The winning bidders in the government-sponsored auction of Light, including a subsidiary of HI Energy, formed a consortium whose aggregate ownership interest of 50.44% represents a controlling interest in Light. In November 1997, another subsidiary of HI Energy purchased approximately $7 million of Light shares (less than 1% of outstanding Light shares) on the open market.

     Colombia. As of December 31, 1997, approximately 20% of International's foreign investments were located in Colombia. In June 1997, a consortium of investors which included a subsidiary of HI Energy acquired for $496 million a 56.7% controlling ownership interest in Empresa de Energia del Pacifico S.A.E.S.P., (EPSA) an electric utility system serving the Valle de Cauca region of Colombia, including the area surrounding the City of Cali. EPSA was the first electric distribution system to be privatized by the Colombian government. HI Energy contributed $152 million of the purchase price for a 28% ownership interest in EPSA. In addition to its distribution facilities, EPSA owns 850 MW of electric generation capacity. HI Energy's co-investor in this project is Electricidad de Caracas, the electric utility serving Caracas, Venezuela.

     In February 1997, a subsidiary of NorAm acquired interests in four natural gas distribution concessions in Colombia. As of December 31, 1997, aggregate expenditures incurred with respect to these concessions were approximately $3 million. Based on current projections, total additional expenditures for these systems over the next four years are estimated to be approximately $11 million.

     Mexico and India. In January 1998, a subsidiary of NorAm and a local investor accepted an award of a 30-year concession from the Mexican government to build, operate and maintain a natural gas distribution system in northeastern Mexico. Based on current projections, International will invest approximately $18 million in the project through 2002.

     In 1998, a subsidiary of HI Energy, together with various other investors, expects to complete development of a coke calcining and power generation facility in India. Based on current projections, it is estimated that International's total investment in this project through 1998 will be approximately $11 million.

CAPITAL EXPENDITURES

     For information regarding International's capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources -- Company Consolidated Capital Requirements."

COMPETITION AND REGULATION

     For information regarding the impact of competition on International's operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and Its Subsidiaries -- Competition -- Other Operations," which section is incorporated herein by reference.

     For information regarding regulatory matters affecting International, see "-- Regulation -- Public Utility Holding Company Act -- Regulation of Foreign Utility Company Investments."

                                   CORPORATE

     Corporate. The Company's corporate business segment (Corporate) includes
(i) the operations of HIPG, which is engaged in the acquisition, development and operation of domestic non-rate regulated power generation facilities; (ii) various office buildings and other real estate used in the Company's and its subsidiaries' business operations; (iii) corporate costs, and (iv) inter-unit eliminations. Corporate also includes the Company's retail marketing operations, which offer energy products and services to customers in and outside the Company's and NorAm's regulated service areas.

     HIPG was formed in March 1997 to pursue the acquisition, development and operation of domestic non-rate regulated power generation facilities. Since its formation, HIPG has participated in a number of bid processes involving electric utility generation plants. In November 1997, HIPG was awarded the right to purchase four generating stations (2,276 MW of generating capacity) located in southern California for $237 million. The closing of this acquisition is anticipated to occur in the spring of 1998, subject to the commencement of operations of the California Independent System Operator and Power Exchange for the California market.

     HIPG is participating in the development of several non-rate regulated power generation facilities, including among others, (i) a 480 MW gas-fired power plant located in Boulder City, Nevada (El Dorado Project), which is being developed jointly by HIPG and the parent company of San Diego Gas & Electric Co., and (ii) a 100 MW cogeneration plant located in southeast Texas. Upon completion of construction and subject to the successful negotiation of various project development agreements, it is expected that the output of these projects will be sold on the wholesale market. Based on current projections, it is anticipated that HIPG will spend in connection with these facilities approximately $59.4 million in 1998 and an additional $26.2 million in 1999.

     HIPG intends to evaluate and possibly participate in a wide range of non-rate regulated power generation projects. In February 1998, HIPG made an offer, subject to completion of due diligence and the satisfaction of certain other conditions, to purchase another independent power generation facility. If HIPG elects to pursue the offer, the project is expected to result in additional expenditures during 1998 of approximately $43 million.

     The Company believes HIPG's efforts to develop or acquire generation assets will complement the Company's other operations, including the trading and marketing activities of NES. For example, it is currently anticipated that NES will supply approximately 50% of the gas requirements of the El Dorado Project and will purchase approximately 50% of the electric output of the project for resale and that NES will manage the fuel procurement and power trading and marketing for the generating assets to be acquired by HIPG in southern California.

                                   REGULATION

     The Company and NorAm and their respective subsidiaries are subject to regulation by various federal, state, local and, in the case of HI Energy, foreign governmental agencies, including those regulations described below.

PUBLIC UTILITY HOLDING COMPANY ACT

     Holding Company Status. The Company is both a holding company and an electric utility as defined in the 1935 Act; however, it is exempt from regulation as a holding company based upon an order granted in July 1997 by the Securities and Exchange Commission (SEC) under Section 3(a)(2) of the 1935 Act. Although NorAm is a natural gas utility company as defined under the 1935 Act, it is not a holding company within the meaning of the 1935 Act. The Company and NorAm remain subject to regulation under the 1935 Act with respect to the acquisition of certain voting securities of other domestic public utility companies and utility holding companies.

     Regulation of Investments in Exempt Wholesale Power Generation
Facilities. Companies, like HIPG, which own facilities used exclusively for the generation of electricity for sale at wholesale are not deemed electric utility companies under the 1935 Act, provided certain conditions are met.

     Regulation of Foreign Utility Company Investments. Section 33(a)(1) of the 1935 Act exempts foreign utility company affiliates of the Company and NorAm from regulation as "public utility companies," thereby permitting the Company and NorAm to invest in foreign utility companies without registration under the 1935 Act as a holding company. The exemption, however, is subject to the SEC's having received from each state commission having jurisdiction over the retail rates of any electric or gas utility company affiliated with the Company or NorAm, a certification to the effect that such commission has the authority and resources to protect ratepayers subject to its jurisdiction and that such commission intends to exercise its authority. The Texas Utility Commission and the state regulatory commissions exercising jurisdiction over NorAm (Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas) have provided such a certification to the SEC subject, however, to the right of such commissions to revise or withdraw their certifications as to any future acquisition of a foreign utility company.

     Subject to certain limited exceptions, Section 33(f)(1) of the 1935 Act also prohibits any public utility (such as the Company or NorAm) from issuing any security for the purpose of financing the acquisition, ownership or operation of a foreign utility company, or assuming any obligation or liability with respect to a foreign utility company.

     Proposals to Repeal the 1935 Act. Several bills have been introduced in Congress that would repeal the 1935 Act. Repeal or significant modification to the 1935 Act could have a significant impact on the Company and the electric utility industry. At this time, however, the Company is not able to predict the outcome of bills to repeal the 1935 Act or the outlook for additional legislation in 1998.

FEDERAL ENERGY REGULATORY COMMISSION

     The transportation and sale for resale of natural gas in interstate commerce is subject to regulation by the Federal Energy Regulatory Commission
(FERC) under the Natural Gas Act (NGA) and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended (NGPA). Interstate transportation and storage services by interstate pipelines, and the rates charged for such services, are regulated by the FERC. The FERC also has jurisdiction over, among other things, the construction of pipeline and related facilities used in the transportation, storage and sale of natural gas in interstate commerce, including the extension, expansion or abandonment of such facilities.

     NGT and MRT periodically file applications with the FERC for changes in their rates and charges designed to allow them to recover their costs of providing service to customers (to the extent allowed by prevailing market conditions), including a reasonable rate of return. These rates are normally allowed to become effective after a suspension period, and in certain cases are subject to refund under applicable law, until such time as FERC issues an order on the allowable level of rates. NGT is currently operating under rates approved by the FERC and effective in February 1995, and MRT is currently providing services pursuant to a negotiated rate settlement approved by the FERC in October 1997.

     Historically, NGT and MRT, like most other interstate pipelines, operated primarily as merchants of natural gas. Commencing in 1985, the FERC issued a series of orders and regulations that significantly altered the business of transporting and marketing natural gas by fostering competition. Pursuant to those Orders, NGT and MRT are now primarily engaged in the transportation and storage of natural gas and no longer serve a bundled merchant function.

     The FERC regulates NES under both the NGA and the Federal Power Act. As a gas marketer, NES makes sales of natural gas in interstate commerce at wholesale pursuant to a blanket certificate issued by the FERC, but the FERC does not otherwise regulate the rates, terms or conditions of these gas sales. NES is deemed to be a "public utility" under the Federal Power Act, and its wholesale sales of electricity in interstate commerce are subject to a FERC-filed rate schedule that authorizes NES to make sales at negotiated, market-based rates. NES market-based rate tariffs are filed with the FERC. The FERC also imposes certain restrictions on NES' transactions with Electric Operations, including a prohibition on the receipt of goods or services on a preferential basis. Similar restrictions apply to transactions between NES and Electric Operations under PURA.

STATE AND LOCAL UTILITY REGULATIONS

     Electric Operations. The Company conducts its electric utility operations under a certificate of convenience and necessity granted by the Texas Utility Commission. The certificate of convenience and necessity covers the present service area and facilities of Electric Operations. In addition, the Company holds non-exclusive franchises to provide electric service within the incorporated municipalities in the service territory of Electric Operations. None of these franchises expires before 2007.

     Under PURA, the Texas Utility Commission has original jurisdiction over electric rates and services in unincorporated areas of the State of Texas and in the incorporated municipalities that have relinquished original jurisdiction. Original jurisdiction over electric rates and services in the remaining incorporated municipalities served by Electric Operations is exercised by such municipalities, including the City of Houston, but the Texas Utility Commission has appellate jurisdiction over electric rates and services within those incorporated municipalities. For additional information, including information about current rate proceedings, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Rate Proceedings -- Electric Operations" and Note 3 to the Company's Consolidated Financial Statements.

     Natural Gas Distribution Operations. In almost all communities in which Natural Gas Distribution provides service, NorAm operates under franchises, certificates or licenses obtained from state and local authorities. The terms of the franchises, with various expiration dates, typically range from ten to thirty years. None of Natural Gas Distribution's material franchises expires before 2005. In most cases, franchises to provide natural gas utility services are not exclusive.

     Substantially all of Natural Gas Distribution's retail sales are subject to traditional cost-of-service regulation at rates regulated by the relevant state public service commissions and, in Texas, by municipalities served by Natural Gas Distribution. None of Natural Gas Distribution's local distribution companies is currently a party to any pending rate proceeding.

     The Oklahoma Corporation Commission recently approved natural gas utility rules that, if implemented, would require the separation of integrated gas delivery services, currently provided by natural gas utilities, into individual components of gas supply, gathering, transmission, distribution and storage services. The rules would also require gas utilities to buy natural gas through a competitive bidding process administered by the Oklahoma commission and to set a time table for implementing retail competition. Final implementation of the rule is dependent on action by the Oklahoma legislature. The Company and NorAm are not able at this time to predict the ultimate outcome of this legislation or the likelihood of adoption of similar proposals by governmental agencies or legislatures exercising jurisdiction in the service area of Natural Gas Distribution.

NUCLEAR REGULATORY COMMISSION

     Under the 1954 Atomic Energy Act and the 1974 Energy Reorganization Act, operation of nuclear plants is extensively regulated by the United States Nuclear Regulatory Commission (NRC), which has broad power to impose licensing and safety requirements. In the event of non-compliance, NRC has the authority to impose fines or shut down nuclear plants, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.

     The 1980 Federal Low-Level Radioactive Waste Policy Act directed states to assume responsibility for the disposal of low-level nuclear waste generated within their borders. Under this Act, states may combine with other states and seek consent from the U.S. Congress for regional compacts to construct and operate low-level nuclear waste sites. Only two sites (the Envirocare facility in Utah and the Barnwell facility in South Carolina) are currently licensed and available to the South Texas Project for low-level waste disposal. The South Texas Project has entered into a contract with the operator of the Barnwell facility to dispose of all of the South Texas Project's low-level nuclear waste through December 1998.

     The Texas Low-Level Radioactive Waste Disposal Authority (Waste Disposal Authority) is currently seeking authority to build and operate a low-level waste disposal facility in Hudspeth County, Texas. A bill that establishes an interstate compact among Texas, Maine and Vermont has been approved by the U.S. Senate and is expected to be considered by the House of Representatives in 1998. Ratification of the compact would limit access to the proposed facility to the three compact members. Although lack of Congressional action would not prohibit the Waste Disposal Authority from constructing the site unilaterally, failure to ratify the compact would result in the loss of contributions from Maine and Vermont toward the construction of the facility.

     The Waste Disposal Authority is authorized to assess a planning and implementation fee upon waste generators to fund development of the proposed Texas disposal facility. For the authority's fiscal year commencing in September 1998, the Company's share of this assessment fee is expected to be approximately $2.5 million. Licensing hearings are currently underway and, subject to receipt of the license, construction is expected to commence in late 1998. The Waste Disposal Authority estimates that the Texas site could begin receiving waste in late 1999. In the event the Barnwell facility stops accepting waste before the Texas site is opened, the South Texas Project would store its waste in an interim storage facility located at the nuclear plant. The plant currently has storage capacity for at least five years of low-level nuclear waste generated by the project.

                             ENVIRONMENTAL MATTERS

     The Company and its subsidiaries are subject to a number of federal, state and local environmental requirements that govern the discharge of emissions into the air and water and regulate the handling of solid and hazardous waste. The Company and its subsidiaries have incurred substantial expenditures in the past to comply with these requirements and anticipate that further expenditures will be incurred in the future.

     Air Quality. A provision of the Federal Clean Air Act (Clean Air Act) affecting electric power producers is the Acid Rain Program, which is designed to reduce emissions of sulfur dioxide (SO2) from generating units. The program requires that after a certain date an electric power producer must have been granted a regulatory "allowance" for each ton of SO2 emitted from its facilities. Allowances have been distributed to utilities by the Environmental Protection Agency (EPA) based on their historical operations. If a utility is not allocated sufficient allowances to cover its future SO2 emissions, it must either purchase allowances or reduce its emissions of SO2. The Company believes it holds sufficient allowances for continued operations of its facilities for the foreseeable future, including the Phase II (2000 and later) portion of the Clean Air Act.

     Provisions of the Clean Air Act dealing with urban air pollution require establishing new emission limitations for oxides of nitrogen (NOx) from existing sources. Initial limitations were established by the Texas Natural Resources Conservation Commission (TNRCC) applicable to the Company's generating units in the Houston, Texas area. Implementation of these limitations have been delayed until 1999. In addition,

Governor Bush of Texas has proposed that all "grandfathered" emission units (units constructed prior to permitting requirements) voluntarily secure permits from the TNRCC and accomplish emission reductions. The Company has voluntarily committed to seek permits for three such units, and will reduce NOx emissions from these units accordingly.

     Although the Company did not incur additional NOx reduction costs in 1997, the Company estimates that, based on the new regulations and its voluntary commitments, it will expend up to $10 million between 1998 and 1999 for NOx reductions. Current TNRCC analyses indicate that even further NOx reductions will be required after 1999 to attain the prescribed ozone standard in the Houston area. However, neither the timing nor the magnitude of possible future reduction requirements has been identified at this time.

     The Ozone Transport Assessment Group (OTAG) was established in 1995. It is composed of state air directors from 37 states, including some of the states in which the Company and NorAm have facilities. OTAG is responsible for (i) evaluation of long-range transport of pollutants related to ozone formation, which includes NOx, and for (ii) identification of NOx emission reductions deemed necessary for attainment of the current standard. Based on the results of the OTAG effort, EPA has issued proposed regulations for State Implementation Plan (SIP) development to implement NOx reductions in 22 of the 37 states represented in the OTAG evaluation. The states from which a NOx reduction plan is proposed to be required by EPA include Missouri and Illinois; however, it is not anticipated that implementation of these plans would have a material impact on the Company's or NorAm's facilities.

     The Clean Air Act also required a study to determine if additional regulations are needed to improve visibility in the southwestern United States. It is not anticipated, however, that this study will require the installation of additional pollution controls on the Company's and its subsidiaries' generating units, including the generating units to be acquired by HIPG in the southern California area, the El Dorado Energy project and HIPG's cogeneration project in southeast Texas.

     The Clean Air Act also requires the EPA to perform a study of the risk to public health from emissions of toxic air pollutants from power plants, and to regulate such emissions as necessary. The EPA issued a report to Congress in February 1998. The report makes no determination as to the need to issue regulations applicable to the utility industry, but states an intent to make such a determination at a later but unspecified date. It is, therefore, not possible to make any determination as to the potential need for additional controls on emissions from the Company's or NorAm's facilities.

     The Company and NorAm have obtained or applied for all necessary permits, registrations and authorizations necessary for operation of their facilities under the various federal, state and local statutes regulating the discharge of pollutants into surface water, and for the handling and disposal of solid wastes. The expenditures associated with these programs have not been, and are not expected to be material.

     The issue of whether exposure to electric and magnetic fields (EMFs) may result in adverse health effects or damage to the environment is currently being debated. EMFs are produced by all devices which carry or use electricity, including home appliances as well as electric transmission and distribution lines. Results of studies concerning the effect of EMFs have been inconclusive and EMFs are not the subject of any regulations affecting the Company or NorAm or their respective subsidiaries. However, lawsuits have arisen in several states (including Texas) against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values.

     For a discussion of specific environmental contingencies, projected expenditures in connection with environmental matters and a quantification of costs associated with these matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its
Subsidiaries -- Environmental Expenditures" and Note 8(g) to NorAm's Consolidated Financial Statements.

                                   EMPLOYEES

     As of December 31, 1997, the Company and its subsidiaries had 12,711 full-time employees. The following table sets forth information about the Company's and NorAm's employees by business segment as of such date:

Electric Operations.........................................   6,131
Natural Gas Distribution....................................   5,220
Interstate Pipeline.........................................     600
International...............................................      64
Energy Marketing............................................     318
Corporate...................................................     378
          Total.............................................  12,711

     The number of employees of the Company and its subsidiaries who are represented by unions or other collective bargaining groups include (i) Electric Operations, 2,696; (ii) Natural Gas Distribution, 1,538; and (iii) Corporate, 12.

                      EXECUTIVE OFFICERS OF THE COMPANY(1)
                              AS OF MARCH 2, 1998

                                       OFFICER
            NAME              AGE(2)    SINCE    BUSINESS EXPERIENCE AND POSITIONS 1993-1998
            ----              ------   -------   --------------------------------------------
Don D. Jordan...............    65      1971     Chairman and Chief Executive Officer and      1997-
                                                   Director
                                                 Chairman and Chief Executive Officer and      1997
                                                   Director -- Former HI
                                                 Chairman, Chief Executive Officer and         1996-1997
                                                   President and Director -- Former HI
                                                 Chairman and Chief Executive Officer and      1993-1996
                                                   Director -- Former HI
                                                 Chairman, President and Chief Executive       1993
                                                   Officer and Director -- Former HI
                                                 Chairman and Chief Executive Officer and      1993-1997
                                                   Director -- Former HL&P
R. Steve Letbetter..........    49      1978     President and Chief Operating Officer and     1997-
                                                   Director
                                                 President and Chief Operating Officer and     1997
                                                   Director -- Former HI
                                                 Senior Vice President and Director -- Former  1996-1997
                                                   HI
                                                 Vice President and Director -- Former HI      1995-1996
                                                 Vice President -- Former HI                   1993-1995
                                                 President and Chief Operating                 1993-1997
                                                   Officer -- Former HL&P
                                                 Group Vice President -- Finance and           1993
                                                   Regulatory Relations -- Former HL&P
Lee W. Hogan................    53      1990     Executive Vice President and Director         1997-
                                                 Executive Vice President and Director --      1997
                                                   Former HI
                                                 Senior Vice President and Director -- Former  1996-1997
                                                   HI
                                                 Vice President and Director -- Former HI      1995-1996
                                                 Vice President -- Former HI                   1993-1995
                                                 President and Chief Operating Officer -- HI   1993-1997
                                                   Energy
                                                 Group Vice President -- External Affairs --   1993
                                                   Former HL&P
Hugh Rice Kelly.............    55      1984     Executive Vice President, General Counsel     1997-
                                                 and Corporate Secretary
                                                 Executive Vice President, General Counsel     1997
                                                   and Corporate Secretary -- Former HI
                                                 Senior Vice President, General Counsel and    1994-1997
                                                   Corporate Secretary -- Former HI
                                                 Vice President, General Counsel and           1993-1994
                                                   Corporate Secretary -- Former HI
                                                 Executive Vice President, General Counsel     1997
                                                   and Corporate Secretary -- Former HL&P
                                                 Senior Vice President, General Counsel and    1993-1997
                                                   Corporate Secretary -- Former HL&P

                                       OFFICER
            NAME              AGE(2)    SINCE    BUSINESS EXPERIENCE AND POSITIONS 1993-1998
            ----              ------   -------   --------------------------------------------
Stephen W. Naeve............    50      1988     Executive Vice President and Chief Financial  1997-
                                                   Officer
                                                 Executive Vice President and Chief Financial  1997
                                                   Officer -- Former HI
                                                 Senior Vice President and Chief Financial     1996-1997
                                                   Officer -- Former HI
                                                 Vice President -- Strategic Planning and      1993-1996
                                                   Administration -- Former HI
                                                 Vice President -- Corporate Planning and      1993
                                                   Treasurer -- Former HL&P
Charles M. Oglesby..........    44      1997     Senior Vice President                         1997-
                                                 President -- NorAm Trading and                1995-1997
                                                   Transportation Group, Inc.
                                                 Vice President of Coastal Corporation and     1993-1995
                                                   President and Chief Executive Officer of
                                                   Coastal Gas Services Company
Bruce Gibson................    44      1994     Senior Vice President -- Governmental         1997-
                                                 Affairs
                                                 Senior Vice President -- Governmental         1997
                                                   Affairs -- Former HI
                                                 Vice President -- Government and Regulatory   1996-1997
                                                   Affairs -- Former HI
                                                 Vice President -- Government and Regulatory   1996-1997
                                                   Affairs -- Former HL&P
                                                 Vice President -- Governmental Relations --   1994-1996
                                                   Former HI
                                                 President and CEO, Texas Chamber of Commerce  1994
                                                 Executive Assistant to the Texas Lt.          1993-1994
                                                   Governor
Robert L. Waldrop...........    50      1988     Senior Vice President -- Communications       1997-
                                                 Senior Vice President -- Communications --    1997
                                                   Former HI
                                                 Senior Vice President -- External Affairs --  1996-1997
                                                   Former HL&P
                                                 Senior Vice President -- Marketing and        1996
                                                   Customer Service -- Former HL&P
                                                 Group Vice President -- External Affairs --   1993-1996
                                                   Former HL&P
                                                 Vice President -- Public and Customer         1993
                                                   Relations -- Former HL&P
Mary P. Ricciardello........    42      1993     Vice President and Comptroller                1997-
                                                 Vice President and Comptroller -- Former HI   1996-1997
                                                 Vice President and Comptroller -- Former      1996-1997
                                                   HL&P
                                                 Comptroller -- Former HI                      1993-1996
                                                 Assistant Corporate Secretary and Assistant   1993
                                                   Treasurer -- Former HL&P

---------------

(1) Executive officer list includes the Comptroller of the Company and all other officers of the Company holding the title of Senior Vice President, Executive Vice President and above. On August 6, 1997, the directors and officers of Former HI became by operation of the Merger the initial directors and officers of the Company and will serve in such capacities until their successors are elected and qualify at the annual meeting of the shareholders and Board of Directors of the Company on May 6, 1998.

(2) At December 31, 1997.

ITEM 2. PROPERTIES.

CHARACTER OF OWNERSHIP

     The principal properties of the Company, NorAm and their respective subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others.

     Substantially all of the real estate, electric distribution system properties, buildings and franchises owned directly by the Company (excluding real estate and other properties of subsidiaries of the Company) are subject to a lien created under a Mortgage and Deed of Trust dated as of November 1, 1944 (as supplemented, Mortgage) between the Company and South Texas Commercial National Bank of Houston (Chase Bank of Texas, National Association, as Successor Trustee). The lien of the Mortgage excludes cash, stock in subsidiaries and certain other assets. Substantially all properties of the subsidiaries of HI Energy and HIPG that own interests in operating plants are subject to liens of creditors of the respective subsidiaries.

ELECTRIC OPERATIONS

     All of the electric generating stations and other operating properties of Electric Operations are located in the State of Texas.

     Electric Generating Stations. As of December 31, 1997, the Company owned 12 electric generating stations (62 generating units) with a combined turbine nameplate rating of 13,554,608 KW, including a 30.8% interest in one nuclear generating station (two units) with a combined turbine nameplate rating of 2,623,676 KW.

     Substations. As of December 31, 1997, the Company owned 213 major substations (with capacities of at least 5 megavolt amperes (Mva)) having a total installed rated transformer capacity of 59,407 Mva (exclusive of spare transformers), including a 30.8% interest in one major substation with an installed rated transformer capacity of 3,080 Mva.

     Electric Lines -- Overhead. As of December 31, 1997, the Company owned 25,541 pole miles of overhead distribution lines and 3,567 circuit miles of overhead transmission lines, including 502 circuit miles operated at 69,000 volts, 2,021 circuit miles operated at 138,000 volts and 1,044 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 1997, the Company owned 10,198 circuit miles of underground distribution lines and 12.6 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 8.1 circuit miles operated at 138,000 volts.

     For additional information regarding the properties of Electric Operations, see "Business -- Electric Operations -- Electric Utility Assets" in Item 1 of this Form 10-K.

NATURAL GAS DISTRIBUTION

     NorAm's approximately 55,000 linear miles of gas distribution mains vary in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Natural Gas Distribution, NorAm owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises, and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which NorAm receives gas from its suppliers are owned, operated and maintained by others, and the distribution facilities of NorAm begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers and district regulator installations.

INTERSTATE PIPELINE

     Interstate Pipeline owns and operates, through NGT and MRT, approximately 8,200 miles of transmission lines and transportation service to various shippers across eight states in the south-central United States.

Interstate Pipeline also owns and operates six storage fields with a combined daily deliverability of approximately 1.2 billion cubic feet (BCF) per day and a combined working gas capacity of approximately 51.8 BCF. Most of Interstate Pipeline's storage operations are in north Louisiana and Oklahoma.

ENERGY MARKETING

     Energy Marketing owns and operates gathering pipelines which collect gas from more than 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

INTERNATIONAL

     For information regarding the properties of HI Energy, see
"Business -- International" in Item 1 of this Form 10-K.

OTHER

     For information regarding the properties of Corporate (including HIPG), see "Business -- Corporate" in Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

     (a) Company and NorAm.

          NorAm Merger Lawsuit. In August 1996, a purported NorAm stockholder filed a lawsuit, Shaw v. NorAm Energy Corp., et al., in the District Court of Harris County, Texas, against NorAm, certain of its officers and directors and the Company to enjoin the Merger or to rescind the Merger and/or to recover damages in the event that the Merger was consummated. In February 1998, the plaintiffs withdrew their lawsuit and the court issued an order of non-suit dismissing the litigation.

     (b) Company.

          Environmental. The Company is a defendant in litigation arising out of the environmental remediation of a site in Corpus Christi, Texas. The site was operated by third parties as a metals reclaiming operation. Although the Company neither operated nor owned the site, certain transformers and other equipment originally sold by the Company may have been delivered to the site by third parties. The Company and others have remediated the site pursuant to a plan approved by appropriate state agencies and a federal court. To date, the Company has recovered or has commitments to recover from other responsible parties $2.2 million of the more than $3 million it has spent on remediation.

          In Dumes, et al. v. Company, et al. (filed in December 1991 and pending in the U.S. District Court for the Southern District of Texas, Corpus Christi Division), landowners near the Corpus Christi site have asserted claims that their property has been contaminated as a result of the remediation effort and are seeking approximately $70 million in compensatory damages, in addition to punitive damages of $51 million. The Dumes case is currently scheduled for trial in June 1998. Although the ultimate outcome of this case cannot be predicted at this time, the Company does not believe that this case will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

          Notification of PRP Status. In 1992, the EPA (i) identified the Company, along with several other parties, as "potentially responsible parties" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for the costs of cleaning up a site located adjacent to one of the Company's transmission lines and (ii) issued an administrative order for the remediation of the site. The Company believes that the EPA took this action solely on the basis of information indicating that the Company in the 1950s acquired record title to a portion of the land on which the site is located. The Company does not believe that it now or previously has held any ownership interest in the site covered by the order and has obtained a judgment to that effect from a court in Galveston County, Texas. Based on this judgment and other defenses that the Company believes to be meritorious, the Company has elected not to adhere to the EPA's administrative order, even though the Company understands that other PRPs are proceeding with site remediation. To date, neither the EPA nor any other PRP has instituted a claim against the Company for any share of the remediation costs for the site. However, if the Company was determined to be a responsible party, the Company could be jointly and severally liable along with the other PRPs for the aggregate remediation costs of the site (which the Company currently estimates to be approximately $80 million in the aggregate) and could be assessed substantial fines and damage claims. Although the ultimate outcome of this matter cannot currently be predicted at the time, the Company does not believe that this case will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

          For a description of certain other legal and regulatory proceedings affecting the Company, see Notes 3, 5 and 12(h) to the Company's Consolidated Financial Statements, which notes are incorporated herein by reference.

     (c) NorAm.

          For a description of certain other legal and regulatory proceedings affecting NorAm, see Note 12(h) of the Notes to the Company's Consolidated Financial Statements and Note 8 to NorAm's Consolidated Financial Statements, which notes are incorporated herein by reference.

          Although the ultimate outcome of the foregoing matters cannot currently be predicted, the Company and NorAm believe that none of these matters will have a material adverse effect on their respective financial positions or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, which at March 2, 1998 was held of record by approximately 89,330 shareholders, is listed on the New York and Chicago Stock Exchanges (symbol: HOU). All of NorAm's common stock is held by the Company.

     The following table sets forth the high and low sales prices of the Company's Common Stock on the composite tape during the periods indicated, as reported by The Wall Street Journal, and the dividends declared for such periods. Dividend payout was $1.50 per share for 1997 and 1996, respectively. The dividend declared during the fourth quarter of 1997 is payable in March 1998.

                                                      MARKET PRICE
                                                     --------------    DIVIDEND DECLARED
                                                     HIGH      LOW         PER SHARE
                                                     -----    -----    -----------------
1997
First Quarter......................................                         $0.375
  February 25......................................  $23 5/8
  March 21.........................................           $20 5/8
Second Quarter.....................................                         $0.375
  April 18.........................................           $18 7/8
  May 6............................................  $23 5/8
Third Quarter......................................                         $0.375
  August 7.........................................  $22 1/8
  August 28........................................           $20 1/8
Fourth Quarter.....................................                         $0.375
  December 31......................................  $27 1/4
  October 28.......................................           $20 3/4
1996
First Quarter......................................                         $0.375
  January 17.......................................           $21 1/2
  March 15.........................................  $25 5/8
Second Quarter.....................................                         $0.375
  April 19.........................................           $20 1/2
  June 25..........................................  $24 3/4
Third Quarter......................................                         $0.375
  September 5......................................           $21 1/8
  July 1...........................................  $24 3/4
Fourth Quarter.....................................                         $0.375
  December 6.......................................           $20 3/4
  November 11......................................  $24 1/8

     The closing market price of the Company's Common Stock on December 31, 1997 was $26 3/4 per share.

     Future dividends will be subject to determination based upon the results of operations and financial condition of the Company, the Company's future business prospects, any applicable contractual restrictions and such other factors as the Company's Board of Directors considers relevant. For information regarding restrictions on the payment of dividends in the Company's credit agreements, see
Note 8(c) of the Notes to the Company's Consolidated Financial Statements.

ITEM 6. SELECTED FINANCIAL DATA OF THE COMPANY.

     The following table sets forth selected financial data with respect to the Company's consolidated financial condition and results of consolidated operations and should be read in conjunction with the Company's Consolidated Financial Statements and the related notes in Item 8 of this Report. Certain amounts from prior years have been reclassified to conform with the 1997 presentation. Such reclassifications do not affect earnings. On July 6, 1995, the Company closed the sale of its cable television operations. The operations of the Company's former cable television subsidiary (KBLCOM) have been accounted for as discontinued operations.

                                                                         YEAR ENDED DECEMBER 31,
                                                   -------------------------------------------------------------------
                                                     1997(1)        1996          1995          1994          1993
                                                   -----------   -----------   -----------   -----------   -----------
                                                            (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................................  $ 6,873,385   $ 4,095,277   $ 3,729,271   $ 3,752,573   $ 4,083,238
                                                   -----------   -----------   -----------   -----------   -----------
Income from continuing operations before
  cumulative effect of change in accounting(2)...  $   421,110   $   404,944   $   397,400   $   423,985   $   440,531
Gain on sale of cable television subsidiary......                                  708,124
Loss from discontinued operations................                                                (16,524)      (24,495)
Cumulative effect of change in accounting(3).....                                                 (8,200)
Preferred Dividends..............................          162
                                                   -----------   -----------   -----------   -----------   -----------
Net income(2)....................................  $   420,948   $   404,944   $ 1,105,524   $   399,261   $   416,036
                                                   ===========   ===========   ===========   ===========   ===========
Earnings per common share(4):
  Continuing operations before cumulative effect
    of change in accounting(2)...................  $      1.66   $      1.66   $      1.60   $      1.72   $      1.69
  Gain on sale of cable television subsidiary....                                     2.86
  Loss from discontinued operations..............                                                   (.07)         (.09)
  Cumulative effect of change in accounting(3)...                                                   (.03)
                                                   -----------   -----------   -----------   -----------   -----------
Basic Earnings per common share(2)...............  $      1.66   $      1.66   $      4.46   $      1.62   $      1.60
Diluted Earnings per common share(2).............         1.66          1.66          4.46          1.62          1.60
Cash dividends declared per common share(4)(5)...  $      1.50   $      1.50   $      1.50   $      1.50   $     1.875
Dividend pay-out ratio from continuing
  operations.....................................           96%           89%           94%           87%           89%
Return on average common equity(6)...............          9.7%         10.2%         29.5%         12.0%        12.71%
Ratio of earnings from continuing operations to
  fixed charges before cumulative effect of
  change in accounting...........................         2.41          2.76          2.71          2.89          2.78
At year-end:
  Book value per common share(2)(4)..............  $     17.28   $     16.41   $     16.61   $     13.64   $     12.53
  Market price per common share(4)...............  $     26.75   $     22.63   $     24.25   $     17.82   $     23.82
  Market price as a percent of book value(2).....          155%          138%          146%          131%          190%
At year-end:
  Total assets of continuing operations..........  $18,414,555   $12,287,857   $11,819,606   $10,784,095   $10,867,581
  Net assets of discontinued operations..........                                                618,982       487,026
                                                   -----------   -----------   -----------   -----------   -----------
        Total assets.............................  $18,414,555   $12,287,857   $11,819,606   $11,403,077   $11,354,607
                                                   ===========   ===========   ===========   ===========   ===========
  Long-term obligations including current
    maturities -- continuing operations(7).......  $ 5,831,356   $ 3,280,113   $ 3,768,928   $ 3,905,518   $ 3,950,576
  Long-term obligations including current
    maturities included in net assets of
    discontinued operations......................                                                504,580       514,964
  Capitalization from continuing operations:
  Common stock equity............................           46%           53%           50%           44%           43%
  Cumulative preferred stock of HL&P (including
    current maturities)..........................                          2%            5%            7%            7%
  Long-term debt (including current
    maturities)..................................           54%           45%           45%           49%           50%
Capital expenditures:
  Purchase of NorAm, net of cash acquired........  $ 1,422,672
  HL&P electric capital and nuclear fuel
    expenditures (excluding AFUDC)(8)............      234,068   $   314,934   $   296,635   $   412,899   $   329,016
  Natural Gas Distribution.......................       61,078
  Interstate Pipeline............................       16,304
  Energy Marketing...............................       14,365
  International project expenditures and advances
    (excluding capitalized interest).............      223,807       493,179        49,835         7,087        35,796
  HIPG project expenditures......................        3,324
  Corporate (excluding HIPG).....................       20,247        13,446         4,643        13,562         5,295
  Cable television additions and other
    cable-related investments -- discontinued....                                   47,601        84,071        61,856
  Corporate headquarters expenditures (excluding
    capitalized interest)(8).....................                      5,308        89,627        44,250        26,034

---------------

(1) Includes the results of NorAm since its August 1997 acquisition, which was accounted for under the purchase method. See Note 1(b) to the Company's Consolidated Financial Statements.

(2) The Company adopted Statement of Position (SOP) 93-6, "Employers' Accounting for Employee Stock Ownership Plans," effective January 1, 1994, which had the effect of reducing net income while increasing earnings per share. See
    Note 10(c) to the Company's Consolidated Financial Statements. SOP 93-6 is effective only with respect to financial statements for periods after January 1, 1994, and no restatement was permitted for prior periods.

(3) The 1994 cumulative effect relates to the change in accounting for postemployment benefits. See also Note 10(e) to the Company's Consolidated Financial Statements.

(4) All common share data reflect a two-for-one common stock dividend distribution in December 1995. Year ended December 31, 1993 includes five quarterly dividends of $.375 per share due to a change in the timing of the Company's Board of Directors' declaration of dividends. Dividend payout was $1.50 per share for 1993.

(6) The return on average common equity for 1995 includes the gain on the sale of the Company's cable television subsidiary. The return on average common equity excluding the gain was 11.7%.

(7) Includes Cumulative Preferred Stock subject to mandatory redemption and Company/NorAm obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of Company/NorAm.

(8) During 1995 and 1996, Electric Operations made payments toward the purchase of its corporate headquarters building. Such payments are not reflected in the Company's electric capital and nuclear fuel expenditures because they are affiliate transactions eliminated upon consolidation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

     The following discussion and analysis should be read in combination with the Company's consolidated financial statements and notes contained in Item 8 of this Form 10-K (Company's Consolidated Financial Statements).

                        HOUSTON INDUSTRIES INCORPORATED

     Houston Industries Incorporated (Company) is a diversified international energy services company. It operates the nation's tenth largest electric utility in terms of kilowatt-hour (KWH) sales, and its three natural gas distribution divisions together form the nation's third largest natural gas distribution operation in terms of customers served. The Company also invests in international and domestic electric utility privatizations, gas distribution projects and the development of unregulated power generation projects. The Company is also a major interstate natural gas pipeline and energy services company, providing gas transportation, supply, gathering and storage, and wholesale natural gas and electric power marketing services.

     The Company is exempt from regulation as a public utility holding company pursuant to Section 3(a)(2) of the Public Utility Holding Company Act of 1935, as amended (1935 Act), except with respect to the acquisition of certain voting securities of other domestic public utility companies and utility holding companies.

                       CONSOLIDATED RESULTS OF OPERATIONS

     On August 6, 1997, the Company completed its acquisition (Merger) of NorAm Energy Corp. (NorAm), a natural gas gathering, transmission, marketing and distribution company. The Merger was accounted for as a purchase; accordingly, the Company's results of operations for 1997 include NorAm's results of operations beginning on August 6, 1997 (Acquisition Date).

     To enhance comparability between reporting periods, certain information below is presented on a pro forma basis and reflects the acquisition of NorAm as if it had occurred at the beginning of the 1996 and 1997 reporting periods presented. Pro forma purchase-related adjustments include amortization of goodwill and the revaluation on a preliminary basis of the fair value of certain NorAm assets and liabilities. The pro forma results of operations are not necessarily indicative of the combined results of operations that actually would have occurred had the acquisition occurred on such dates. The Company, however, believes that the presentation of pro forma data provides a more meaningful comparative standard for assessing changes in the Company's consolidated financial condition and results of operations during the years ended December 31, 1997 and 1996, since the pro forma presentation combines a full year of results of the Company and its acquired NorAm operations.

     In general, the Company's 1997 results of operations and prior year pro forma amounts reflect the effects of the acquisition of NorAm, which include (i) significant increases in amortization attributable to purchase accounting, (ii) increases in shares outstanding and interest expense, and (iii) the impact of revenues and operating expenses attributable to the newly acquired NorAm business units.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                               UNAUDITED
                                                   ACTUAL                      PRO FORMA
                                               ---------------              ----------------
                                                TWELVE MONTHS                TWELVE MONTHS
                                                    ENDED                        ENDED
                                                DECEMBER 31,                  DECEMBER 31,
                                               ---------------   PERCENT    ----------------   PERCENT
                                                1997     1996     CHANGE     1997      1996     CHANGE
                                               ------   ------   --------   -------   ------   --------
                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues.....................................  $6,873   $4,095      68%     $10,210   $8,884      15%
Operating Expenses...........................   5,809    3,105      87%       8,991    7,612      18%
Operating Income.............................   1,065      990       8%       1,219    1,272      (4%)
Other Expenses, Net(1).......................     437      385      14%         546      595      (8%)
Income Taxes.................................     206      200       3%         234      245      (4%)
Net Income(2)................................     421      405       4%         439      432       2%
Basic Earnings Per Share.....................    1.66     1.66                 1.56     1.48       5%
Diluted Earnings Per Share...................    1.66     1.66                 1.56     1.48       5%

---------------

(1) Includes a $121 million unrealized accounting loss incurred in the fourth quarter of 1997 relating to the Company's 7% Automatic Common Exchange Securities (ACES). See Note 1(n) to the Company's Consolidated Financial Statements.

(2) Includes $37 million of interest income attributable to a tax refund in 1997.

                                                                  ACTUAL
                                                              ---------------
                                                               TWELVE MONTHS
                                                                   ENDED
                                                               DECEMBER 31,
                                                              ---------------   PERCENT
                                                               1996     1995     CHANGE
                                                              ------   ------   --------
Revenues....................................................  $4,095   $3,729      10%
Operating Expenses..........................................   3,105    2,824      10%
Operating Income............................................     990      905       9%
Other Expenses, Net.........................................     385      308      25%
Income Taxes................................................     200      200
Income from Continuing Operations...........................     405      397       2%
Gain from Discontinued Operations...........................              708
Net Income..................................................     405    1,105     (63%)
Basic Earnings Per Share....................................    1.66     1.60       4%
Diluted Earnings Per Share..................................    1.66     1.60       4%

     1997 Compared to 1996 (Actual). The Company's actual consolidated net income from continuing operations for 1997 was $421 million ($1.66 per share) compared to $405 million ($1.66 per share) in 1996. Although income increased by $16 million, the Company's basic and diluted earnings per share remained the same due to the issuance of approximately 47.8 million additional shares of the Company's common stock as a portion of the consideration paid in connection with the Merger. The Company's income from continuing operations reflects net non-recurring and other after-tax charges amounting to $42 million in 1997 and $67 million in 1996. Charges in 1997 included a non-cash, unrealized accounting loss of $79 million on the ACES, which were issued in July 1997, partially offset by $37 million of interest income related to a refund of federal income taxes in 1997. For a discussion of the accounting loss in connection with the ACES, see "-- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Accounting Treatment of ACES." The non-recurring, after-tax charges in 1996 included a $62 million charge taken in connection with the settlement of South Texas Project Electric Generating Station (South Texas Project) litigation claims and a $5 million loss associated with Houston Industries Energy, Inc.'s (HI Energy) investment in two tire-to-energy plants in Illinois.

     After adjusting for non-recurring and other charges in both years, income from continuing operations for 1997 would have been $463 million ($1.83 per share) compared to $472 million ($1.93 per share) in 1996. The decrease is due in part to the additional amortization of certain lignite reserves by the Company's electric operations division (Electric Operations), the amortization of goodwill recorded upon the Merger and increased interest expense. The increase in interest on long-term debt and other interest on the Company's Statements of Consolidated Income reflect both (i) the $1.4 billion indebtedness incurred by the Company to fund a portion of the cost of the Merger and (ii) the consolidation of NorAm's existing indebtedness with that of the Company. Partially offsetting these effects were increased Electric Operations' sales due to customer growth, improved results at HI Energy and the additional operating income generated by the new business units acquired in the Merger.

     1997 Compared to 1996 (Pro Forma). The Company's pro forma consolidated earnings for 1997 were $439 million ($1.56 per share) compared with $432 million ($1.48 per share) in 1996.

     Excluding the non-recurring and other charges described above, the Company's 1997 pro forma income from continuing operations would have been $481 million ($1.71 per share) compared to $499 million ($1.71 per share) in 1996. This decrease in pro forma earnings, as adjusted for non-recurring and other charges, is principally the result of (i) hedging-related losses incurred in the first quarter of 1997 (prior to the Merger) by a subsidiary of NorAm, which losses are not reflected in the Company's actual results of operations since they were incurred prior to the Merger, (ii) a weather-related decline in sales volumes from the natural gas distribution segment, and (iii) increased administrative and general expenses associated with increased staffing and marketing in connection with increasing the scope of energy marketing activities.

     Pro forma consolidated net income for 1997 and 1996 exceeds actual consolidated net income for such years because purchase-related costs were more than offset on a pro forma basis by NorAm's earnings for the periods prior to the Acquisition Date. Such earnings were not part of the reported actual results.

     1996 Compared to 1995 (Actual). Consolidated income from continuing operations was $405 million ($1.66 per share) for 1996, compared to income from continuing operations of $397 million ($1.60 per share) in 1995. The Company's 1995 net income was $1.1 billion ($4.46 per share) including a one-time after-tax gain of $708 million ($2.86 per share) recorded upon the sale of the Company's cable television subsidiary.

     The Company's net income includes non-recurring, after-tax charges amounting to $67 million described above in 1996 and $24 million primarily related to the write-down of HI Energy's Illinois tire-to-energy plant investment in 1995. After adjusting for non-recurring gains and charges in both years, consolidated basic and diluted per share earnings from continuing operations rose nearly 14% to $1.93 in 1996 from $1.70 in 1995, while income from continuing operations rose to $472 million in 1996 from $422 million the previous year. The improvement in earnings resulted from increased sales at Electric Operations, improved results at HI Energy and a full year of after-tax dividend income ($37 million in 1996 compared to $18 million in 1995) from the Company's investment in Time Warner Inc. (Time Warner) securities.

                   RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     In order to reflect the changes in the Company's business resulting from the acquisition of NorAm, the Company has organized its financial reporting segments into Electric Operations, Natural Gas Distribution, Interstate Pipeline, Energy Marketing, International and Corporate. The business and operations of each of these segments are described below and are shown for comparative purposes on a pro forma basis.

     All business segment data (other than data relating to Electric Operations) are presented on a pro forma basis as if the acquisition of NorAm had occurred on January 1 of the period presented. Pro forma results of operations are not necessarily indicative of the combined results of operations that actually would have occurred had the acquisition occurred on such date. The Company, however, believes that the presentation of pro forma data provides a more meaningful comparative standard for assessing changes in the results of operations of the business segments, because the pro forma presentation gives retroactive effect to the purchase-related adjustments, including amortization of goodwill and the revaluation on a preliminary basis of the fair market value of certain NorAm assets and liabilities.

     The following table presents operating income on (i) an actual basis for the year ended December 31, 1997 and (ii) a pro forma basis for each of the Company's business segments for the years ended December 31, 1997 and 1996.

                  OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                                             UNAUDITED
                                                              ACTUAL         PRO FORMA
                                                            YEAR ENDED      YEAR ENDED
                                                           DECEMBER 31,    DECEMBER 31,
                                                           ------------   ---------------
                                                             1997(1)       1997     1996
                                                           ------------   ------   ------
                                                                   (IN MILLIONS)
Electric Operations......................................     $  995      $  995   $  997
Natural Gas Distribution.................................         55         153      160
Interstate Pipeline......................................         32         100      109
Energy Marketing.........................................         16          15       49
International............................................         20          17       (1)
Corporate................................................        (53)        (61)     (42)
                                                              ------      ------   ------
Total Consolidated.......................................     $1,065      $1,219   $1,272
                                                              ======      ======   ======

---------------

(1) Includes NorAm business segments beginning on the Acquisition Date.

ELECTRIC OPERATIONS

     Electric Operations are conducted under the name "Houston Lighting & Power Company" or "HL&P" (HL&P), an unincorporated division of the Company. Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.6 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston (the nation's fourth largest city). Electric Operations constitutes the Company's largest business segment, representing 82% of the Company's consolidated pro forma operating income for 1997.

     The following table provides summary data, before income taxes, regarding the actual results of operations of Electric Operations for 1997, 1996 and 1995.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            ------------------      PERCENT
                                                             1997        1996       CHANGE
                                                            ------      ------      -------
                                                              (IN MILLIONS)
Base Revenues(1)..........................................  $2,839      $2,743         3%
Reconcilable Fuel Revenues(2).............................   1,413       1,282        10%
Fuel and Purchased Power Expense..........................   1,477       1,347        10%
Operation Expense.........................................     737         640        15%
Maintenance Expense.......................................     228         249        (8%)
Depreciation and Amortization Expense.....................     569         546         4%
Other Operating Expenses..................................     246         246         --
                                                            ------      ------
Operating Income..........................................  $  995      $  997         --
                                                            ======      ======

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                            ------------------      PERCENT
                                                             1996        1995        CHANGE
                                                            ------      ------      --------
                                                              (IN MILLIONS)
Base Revenues(1)..........................................  $2,743      $2,645          4%
Reconcilable Fuel Revenues(2).............................   1,282       1,035         24%
Fuel and Purchased Power Expense..........................   1,347       1,113         21%
Operation Expense.........................................     640         616          4%
Maintenance Expense.......................................     249         250         --
Depreciation and Amortization Expense.....................     546         475         15%
Other Operating Expense...................................     246         246         --
                                                            ------      ------
Operating Income..........................................  $  997      $  980          2%
                                                            ======      ======

---------------

(1) Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor net of adjustment for over/under recovery. See "-- Operating Revenues -- Electric Operations."

OPERATING INCOME -- ELECTRIC OPERATIONS

     1997 Compared to 1996. Electric Operations' operating income (before income taxes) was $995 million in 1997 compared with $997 million the previous year. The decrease in operating income was due to increases in operations expense and depreciation and amortization expense, partially offset by increased revenues from electric sales growth and decreases in maintenance expense, as described below. Total KWH sales rose 3% during 1997, with increases of 1% in residential sales, 6% in commercial sales and 2% in firm industrial sales.

     1996 Compared to 1995. Electric Operations' operating income (before income taxes) was $997 million in 1996 compared with $980 million in 1995. Increased sales resulting from favorable weather and economic conditions helped offset the effects of the increases in operations expense and depreciation and amortization expense discussed below. Total KWH sales rose 6% during 1996, with increases of 4% in residential sales, 3% in commercial sales and 7% in firm industrial sales.

OPERATING REVENUES -- ELECTRIC OPERATIONS

     1997 Compared to 1996. Electric Operations' 3% increase in base revenues (which includes electric sales, miscellaneous revenues and certain non-reconcilable fuel) is primarily the result of newly recorded transmission revenues. Electric Operations' transmission revenues (which are considered miscellaneous revenues) in 1997 were $86 million but were offset by related transmission expenses of $88 million which are included in operation and maintenance expenses. For information regarding these transmission revenues, see "-- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition -- Electric Operations -- Competition in Wholesale Market" below.

     Electric Operations' 10% increase in reconcilable fuel revenue resulted primarily from increased natural gas prices. The Public Utility Commission of Texas (Texas Utility Commission) provides for recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or its fuel factor proceeding and is generally effective for a minimum of six months. Revenues collected through such factor are adjusted monthly to equal actual fuel costs; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on the Company's Consolidated Balance Sheets as fuel-related credits or fuel-related debits, respectively. Fuel costs are reviewed during periodic fuel reconciliation proceedings, which are required at least every three years. Electric Operations filed a fuel reconciliation proceeding with the Texas Utility Commission on January 30, 1998 for the three year period ending July 31, 1997.

     In 1997, Electric Operations implemented (i) a $70 million temporary fuel surcharge (inclusive of interest) effective for the first six months of 1997 and
(ii) a $62 million temporary fuel surcharge (inclusive of interest) effective for the last six months of 1997. As of December 31, 1997, Electric Operations' cumulative under-recovery of fuel costs was $172 million, including interest. In December 1997, the Texas Utility Commission approved the implementation of a $102 million (inclusive of interest) temporary fuel surcharge which was implemented by Electric Operations on January 1, 1998, with recovery extending from 8 months to 16 months depending on the customer class. Electric Operations requested the surcharge in order to recover its under-recovery of fuel expenses for the period March 1997 through August 1997.

FUEL AND PURCHASED POWER EXPENSE -- ELECTRIC OPERATIONS

     Fuel costs constitute the single largest expense for Electric Operations. The mix of fuel sources for generation of electricity is determined primarily by system load and the unit cost of fuel consumed. The average cost of fuel used by Electric Operations in 1997 was $1.87 per million British Thermal Units

(MMBtu) ($2.60 for natural gas, $2.02 for coal, $1.08 for lignite and $0.54 for nuclear). In 1996, the average cost of fuel was $1.82 per MMBtu ($2.31 for natural gas, $2.11 for coal, $1.11 for lignite and $0.62 for nuclear). Fuel costs are reconciled to fuel revenues resulting in no effect on earnings unless fuel costs are determined not to be recoverable.

     1997 Compared to 1996. Fuel expenses in 1997 increased by $66 million or 6% over 1996 expenses. The increase was driven by significant increases in the average unit cost of natural gas, which rose to $2.60 per MMBtu in 1997 from $2.31 per MMBtu in 1996. Purchased power expenses also increased in 1997 by $63 million or 20% over 1996 expenses. This change was primarily due to higher prices paid to qualifying facilities for purchased electric energy principally as a result of increases in gas prices, energy purchased under Electric Operations' joint dispatching agreement with the City of San Antonio (See Note 12(c) to the Company's Consolidated Financial Statements), and Electric Operations participating in the newly deregulated Texas wholesale energy market in order to buy and sell energy at lower costs to its customers.

     1996 Compared to 1995. Fuel expenses in 1996 increased by $146 million or 17% over 1995 expenses. The increase was driven by significant increases in the average unit cost of natural gas, which rose to $2.31 per MMBtu in 1996 from $1.69 per MMBtu in 1995. Purchased power expenses also increased in 1996 by $89 million over 1995 expenses. This change was driven primarily by the unit cost paid for purchased electric energy which rose as a result of the increase in natural gas prices.

OPERATION AND MAINTENANCE EXPENSES, DEPRECIATION, AMORTIZATION AND OTHER -- ELECTRIC OPERATIONS

     1997 Compared to 1996. Operation and maintenance expense increased $76 million in 1997, including $88 million due to transmission tariffs within the Electric Reliability Council of Texas (ERCOT). These expenses are largely offset by $86 million of revenue associated with wholesale transmission services. The additional expenses do not reflect a significant increase in Electric Operations' cost of providing transmission service, but only a change in the pricing and billing of wholesale transmission services among providers in Texas.

     In 1997, Electric Operations incurred $17.4 million in work force severance costs as a result of its efforts to streamline and improve certain business activities. In 1996, Electric Operations incurred severance costs of $30 million.

     Depreciation and amortization expense increased $23 million in 1997 compared to 1996. The increase is primarily due to the additional accelerated amortization of $16 million over 1996 of Electric Operations' investment in lignite reserves. In 1996, Electric Operations began amortizing its $153 million investment in these lignite reserves, which are associated with a canceled generation project. The lignite reserves will be fully amortized no later than 2002. In each of 1997 and 1996, Electric Operations wrote down its investment in the South Texas Project by $50 million in addition to ordinary depreciation associated with the South Texas Project. The additional amortization of the lignite reserves and the South Texas Project is allowed pursuant to Electric Operations' most recent rate order. For additional information regarding these amortizations, see Note 1(f) to the Company's Consolidated Financial Statements.

     1996 Compared to 1995. Operations and maintenance expense increased by $23 million or 3% in 1996. This increase is largely attributable to the implementation of an employee incentive compensation program and an increase in severance payments paid to former employees. A significant decline in employee benefits-related expenses partially offset the other increases in operations and maintenance expense.

     In 1995, Electric Operations incurred $15 million in work force severance as a result of its efforts to streamline and improve certain business activities as compared to $30 million in 1996.

NATURAL GAS DISTRIBUTION

     Domestic natural gas distribution operations (Natural Gas Distribution) are conducted through the Arkla, Entex and Minnegasco divisions of NorAm and are included in the Company's actual consolidated results of operations beginning on the Acquisition Date. These operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers in six states: Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

     The following table provides summary data regarding the unaudited pro forma financial results of operations of Natural Gas Distribution, including operating statistics, for 1997 and 1996. Results of operations data for prior periods are not presented because the Company had no operations in this segment prior to the Merger.

                                                               UNAUDITED
                                                               PRO FORMA
                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ----------------    PERCENT
                                                             1997      1996     CHANGE
                                                            ------    ------    -------
                                                            ($ IN MILLIONS)
Operating Revenues........................................  $2,202    $2,113       4%
Operating Expenses:
  Natural Gas.............................................   1,441     1,348       7%
  Operation and Maintenance...............................     247       250      (1%)
  Depreciation and Amortization...........................     123       120       3%
  Other Operating Expenses(1).............................     238       235       1%
                                                            ------    ------
     Total Operating Expenses.............................   2,049     1,953       5%
                                                            ------    ------
Operating Income..........................................  $  153    $  160      (4%)
                                                            ======    ======
Throughput Data (in Bcf):
  Residential and Commercial Sales........................     326       333      (2%)
  Industrial Sales........................................      59        58       2%
  Transportation..........................................      42        42       --
                                                            ------    ------
     Total Throughput.....................................     427       433      (1%)
                                                            ======    ======

---------------

(1) Before a $6 million one-time charge incurred in 1996 for early retirement and severance costs.

     1997 Compared to 1996 (Pro Forma). The increase of approximately $89 million (4%) in pro forma Natural Gas Distribution operating revenue for the year ended December 31, 1997 in comparison to the corresponding period of 1996 is principally due to the increase in purchased gas costs.

     Pro forma operating income was $153 million in 1997 compared with $160 million (before a one-time charge of $6 million for early retirement and severance) in 1996. The decrease of approximately $7 million (4%) in 1997 pro forma operating income was principally due to decreased Minnegasco customer usage due to warmer weather and customer conservation, decreased Arkla customer usage due to warmer weather (primarily in the first quarter of 1997) and Arkla's charges associated with the applicable state regulatory commission's methodology of calculating the price of gas charged to customers (the purchased gas adjustment) primarily in Louisiana. Partially offsetting the decrease is an increase in Minnegasco's performance based rate incentive recoveries and customer growth and increased revenues from Entex due to rate relief granted in 1996 and fully reflected in 1997.

     The $93 million (7%) increase in gas purchased costs in 1997 compared to 1996 primarily reflects the increase in Natural Gas Distribution's average cost of gas in 1997 (consistent with the overall increase in the market price of gas) along with the purchased gas adjustment described above.

INTERSTATE PIPELINE

     Interstate natural gas pipeline operations (Interstate Pipeline) are conducted through NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation (MRT), two wholly owned subsidiaries of NorAm. The NGT system consists of approximately 6,200 miles of natural gas transmission lines located in portions of Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The MRT system consists of approximately 2,000 miles of pipeline serving principally the greater

St. Louis metropolitan area in Illinois and Missouri. The results of operations of Interstate Pipeline are included in the Company's actual consolidated results of operations beginning on the Acquisition Date.

     The following table provides summary data regarding the unaudited pro forma results of operations of Interstate Pipeline including operating statistics for 1997 and 1996. Results of operations data for prior periods are not presented because the Company had no operations in this segment prior to the Merger.

                                                                 UNAUDITED
                                                                 PRO FORMA
                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------    PERCENT
                                                               1997      1996     CHANGE
                                                              ------    ------    -------
                                                              ($ IN MILLIONS)
Operating Revenues..........................................   $295      $347      (15%)
Operating Expenses:
  Natural Gas...............................................     42        76      (45%)
  Operation and Maintenance.................................     45        49       (8%)
  Depreciation and Amortization.............................     46        45        2%
  Other Operating Expenses(1)...............................     62        68       (9%)
                                                               ----      ----
          Total Operating Expenses..........................    195       238      (18%)
                                                               ----      ----
Operating Income............................................   $100      $109       (9%)
                                                               ====      ====
Throughput Data (in million MMBtu):
Natural Gas Sales...........................................     18        33      (45%)
Transportation..............................................    911       952       (4%)
     Elimination(2).........................................    (17)      (31)      45%
                                                               ----      ----
Total Throughput............................................    912       954       (4%)
                                                               ====      ====

---------------

(1) Before a $17 million one-time charge incurred in 1996 for early retirement and severance costs.

(2) Elimination of volumes both transported and sold.

     1997 Compared to 1996 (Pro Forma). Pro forma operating revenues for Interstate Pipeline decreased by $52 million (15%) for the year ended December 31, 1997 in comparison to the corresponding period of 1996. The decrease in revenues primarily reflects a decline in natural gas sales revenue resulting from the expiration in 1996 of an unbundled natural gas sales contract between Interstate Pipeline and Arkla. Natural gas sales to Natural Gas Distribution were $60 million in 1996 and none in 1997. It is anticipated that substantially all future revenues for Interstate Pipeline will be from natural gas transportation only.

     Pro forma operating income was $100 million in 1997 compared to $109 million (before a one-time charge of $17 million for early retirement and severance) in 1996. This decrease of approximately $9 million (9%) in Interstate Pipeline's pro forma operating income between 1997 and 1996 results primarily from three factors: (i) a 6% decrease in transportation revenues, (ii) a 43% decrease in natural gas sales revenue (as described above) and (iii) lower demand for natural gas transportation as a result of lower natural gas consumption (primarily weather-related) in the eastern markets served by the segment. These factors were offset partially by an approximately 18% decline in operating expenses primarily due to decreases in gas purchased.

     The decline in transportation revenues are largely attributable to price differentials between the average spot price for Mid-continent natural gas (Interstate Pipeline's primary supply area) and Gulf Coast natural gas in 1997. When prices of Gulf Coast gas decrease significantly relative to Mid-continent gas, downward pressure on transportation prices occurs when selling in west to east markets like those of NGT. This competitive pressure, in turn, results in a decline in average transportation rates under contracts that contain market-sensitive pricing provisions.

     The $34 million (45%) decrease in gas purchased costs in 1997 compared to 1996 is largely attributable to the expiration of long-term supply contracts entered into prior to unbundling, as discussed above. Other operating expenses decreased $4 million (9%) in 1997 compared to 1996 primarily due to the elimination of non-recurring costs combined with cost reductions related to the 1996 early retirement and severance program and reductions in costs allocated from NorAm.

     During 1997, Interstate Pipeline's largest unaffiliated customer was a natural gas utility that serves the greater St. Louis metropolitan area. Revenues from this customer are generated pursuant to several long-term firm transportation and storage contracts that currently are scheduled to expire at various dates between October 1999 and May 2000. Interstate Pipeline is currently negotiating with the natural gas utility to renew these agreements.

ENERGY MARKETING

     Energy marketing and gathering business (Energy Marketing) includes the operations of the Company's wholesale and selected retail energy marketing businesses and natural gas gathering activities conducted, respectively, by NorAm Energy Services, Inc. (NES), NorAm Energy Management, Inc. (NEM) and NorAm Field Services Corp. (NFS), three wholly owned subsidiaries of NorAm.

     The following table provides summary data regarding the unaudited pro forma results of operations of Energy Marketing, including operating statistics for 1997 and 1996. Results of operations data for prior periods are not presented because the Company had no operations in this segment prior to the Merger.

                                                          UNAUDITED PRO FORMA
                                                              YEAR ENDED
                                                              DECEMBER 31
                                                          -------------------     PERCENT
                                                           1997        1996       CHANGE
                                                          -------     -------     -------
                                                             (IN MILLIONS)
Operating Revenues......................................  $3,589      $2,645         36%
Operating Expenses:
  Natural Gas and Purchased Power, net..................   3,477       2,489         40%
  Operation and Maintenance.............................      46          68        (32%)
  Depreciation and Amortization.........................      11          10         10%
  Other Operating Expenses..............................      40          29         38%
                                                          ------      ------
          Total Operating Expenses......................   3,574       2,596         38%
                                                          ------      ------
Operating Income........................................  $   15      $   49        (69%)
                                                          ======      ======
Operations Data:
  Natural Gas (in Bcf):
     Sales..............................................   1,185       1,076         10%
     Transportation.....................................      24          26         (8%)
     Gathering..........................................     242         231          5%
                                                          ------      ------
          Total.........................................   1,451       1,333          9%
                                                          ======      ======
  Electricity (in thousand MWH):
     Wholesale Power Sales..............................  24,997       2,776        800%
                                                          ======      ======

     1997 Compared to 1996 (Pro Forma). Pro forma operating revenues for Energy Marketing increased by $944 million (36%) for 1997 in comparison to 1996 due to increased natural gas and electricity trading volumes. Increased volumes in 1997 had minimal effect on operating income due to low operating margins in both periods.

     Pro forma operating income for 1997 was $15 million compared to $49 million in 1996. This decrease of approximately $34 million (69%) was primarily attributed to: (i) hedging losses associated with anticipated first quarter 1997 sales under peaking contracts and (ii) losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million. In addition, other operating expenses increased $11 million largely due to increased staffing and marketing activities made in support of the increased sales and expanded marketing efforts. Partially offsetting these unfavorable impacts were increased margins from natural gas gathering activities.

     Natural gas and purchased power expense increased $988 million (40%) in 1997 compared to 1996 primarily due to increased gas and electricity marketing activities but also included hedging losses and losses from the sale of natural gas, as discussed above.

     To minimize fluctuations in the price of natural gas and transportation, NorAm, primarily through NES, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing gas storage inventory and (iii) certain anticipated transactions, some of which carry off-balance sheet risk. NES also enters into natural gas derivatives for trading purposes and electricity derivatives for hedging and trading purposes. For a discussion about the Company's accounting treatment of derivative instruments, see Note 2 to the Company's Consolidated Financial Statements and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this report.

     The Company believes that NES' energy marketing and risk management services have the potential of complementing the Company's strategy of developing and/or acquiring unregulated generation assets in other markets. As a result, the Company has made, and expects to continue to make, significant investments in developing NES' internal software, trading and personnel resources.

INTERNATIONAL

     The Company's international business segment (International) includes the results of operations of HI Energy, a wholly owned subsidiary of the Company that participates in the development and acquisition of foreign independent power projects and the privatization of foreign generation and distribution facilities, and of the international operations of NorAm. Substantially all of the Company's International operations to date have been in Central and South America.

     Results of operations data for International are presented in the following table on an unaudited pro forma basis as if the Merger had occurred as of January 1, 1997 and 1996, as applicable. The primary pro forma adjustment made to this segment in connection with the Merger is to give effect to the development costs and other expenditures incurred by certain NorAm subsidiaries on international projects prior to the Acquisition Date. The adjustment had no effect on operating revenues. Results of operations for International for the years ended December 31, 1996 and 1995 are presented on an actual basis as the related NorAm operations for such years were immaterial.

                                                  UNAUDITED
                                                  PRO FORMA                    ACTUAL
                                                  YEAR ENDED                 YEAR ENDED
                                                 ------------   PERCENT     ------------   PERCENT
                                                 1997    1996   CHANGE      1996    1995   CHANGE
                                                 ----    ----   -------     ----    ----   -------
                                                     (IN                        (IN
                                                  MILLIONS)                  MILLIONS)
Operating Revenues.............................  $92     $62       48%      $62     $ 47      32%
Operating Expenses:(1)
  Fuel.........................................   21      19       11%       19       18       6%
  Operation and Maintenance....................   50      42       19%       39       76     (49%)
  Depreciation and Amortization................    4       2      100%        2        1     100%
                                                 ---     ---                ---     ----
          Total Operating Expenses.............   75      63       19%       60       95     (37%)
                                                 ---     ---                ---     ----
Operating Income (Loss)........................  $17     $(1)               $ 2     $(48)
                                                 ===     ===                ===     ====

---------------

(1) International operating expenses are included in other operating expenses on the Company's Consolidated Statements of Income. The above detail is provided for informational purposes only.

     1997 Compared to 1996 (Pro Forma). Pro forma operating income for 1997 was $17 million compared to an operating loss of approximately $1 million for the same period in 1996. The first quarter of 1996 includes an $8 million pre-tax non-recurring charge related to the write-off of a portion of HI Energy's investment in two tire-to-energy plants in 1996. Excluding non-recurring charges, International would have had operating income in 1996 of $7 million. The increase in 1997 operating income is due to increased equity earnings of $32 million partially offset by higher operation expenses resulting from increased corporate and project development costs. Equity earnings increased primarily due to investments in Brazil and Colombia. Light Servicos de Eletricidade S.A. (Light) reported enhanced results in 1997 and a full year of operations compared to only eight months in 1996. HI Energy's investment in EPSA, a Colombian electric utility, in which HI Energy acquired a 28% interest in June 1997, also contributed to the increase in equity income.

     Excluding after-tax nonrecurring charges of $5 million for 1996, International's pro forma net income was $23 million and $3 million for 1997 and 1996, respectively. Generally, HI Energy's net income exceeds its operating income because of tax benefits and because equity income is reflected net of tax. However, in 1996 net income did not exceed operating income primarily due to lower equity earnings in 1996.

     1996 Compared to 1995 (Actual). Operating income for the year ended December 31, 1996 was $2 million compared to an operating loss of $48 million for the same period in 1995. The increase is primarily due to (i) equity earnings of approximately $16 million from Light which was acquired in May 1996,
(ii) a $20 million reduction in non-recurring charges associated with the investment in two tire-to-energy plants (included in operation and maintenance expenses) and (iii) reduced project development costs (included in operation and maintenance expenses). International's actual net income in 1996 was $.2 million compared to a loss of $33 million in 1995.

     International intends to evaluate and consider a wide array of potential business strategies, including possible acquisitions, restructurings, reorganizations and/or dispositions of currently owned properties or investments. Pursuit of any of the above strategies, or any combination thereof could have a significant impact on the business operations and financial condition of International.

     For additional information about the accounting treatment of certain of HI Energy's foreign investments, see Note 5 to the Company's Consolidated Financial Statements.

CORPORATE

     Corporate. The Company's corporate and other business segment (Corporate) includes the operations of HI Power Generation, Inc. (HIPG), which is engaged in the acquisition, development, and operation of domestic non-rate regulated power generation facilities, the Company's unregulated retail electric services business, certain real estate holdings of the Company, corporate costs and inter-unit eliminations.

     In 1997, Corporate's pro forma operating loss of $61 million which reflects an increase of $19 million when compared to 1996. The increase in pro forma operating losses was primarily due to (i) losses associated with the Company's non-regulated utility services business; (ii) consumer services business; (iii) unregulated retail electric services business; and (iv) expenses related to the development of domestic power generation projects.

     HIPG. HIPG was formed in March 1997 to pursue the acquisition of domestic electric generation assets as well as the development of new domestic non-rate regulated power generation facilities. The Company has invested approximately $3 million in HIPG development activities since its formation. HIPG currently has entered into commitments associated with various generation projects amounting to $338 million, including certain commitments that remain subject to due diligence and other conditions. The Company currently expects to finance these commitments primarily with the proceeds from bank borrowings obtained by one or more subsidiaries of the Company. The Company expects that HIPG will continue to participate as a bidder in future sales of generating assets. Depending on the timing and success of HIPG's future bidding efforts resulting expenditures could be substantial.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS
                      OF THE COMPANY AND ITS SUBSIDIARIES

     Earnings for the past three years are not necessarily indicative of future earnings and results. The level of future earnings depends on numerous factors including (i) the Company's ability to successfully integrate the operations of NorAm into the Company's operations; (ii) the future growth in the Company and its subsidiaries' energy sales; (iii) weather; (iv) the success of the Company's and its subsidiaries' entry into non-rate regulated businesses such as energy marketing and international and domestic power projects; (v) the Company's and its subsidiaries' ability to respond to rapid changes in a competitive environment and in the legislative and regulatory framework under which it has traditionally operated; (vi) rates of economic growth in the Company's and its subsidiaries' service areas; (vii) the ability of the Company and its subsidiaries to control costs and to maintain pricing structures that are both attractive to customers and profitable; (viii) the outcome of future rate proceedings; and (ix) future legislative initiatives.

     In order to adapt to the increasingly competitive environment in which the Company and its subsidiaries operate, the Company intends to evaluate and consider a wide array of potential business strategies. These may include business combinations or acquisitions involving other utility or non-utility businesses or properties, internal restructuring, and reorganizations or dispositions of currently owned properties or currently operating business units. Pursuit of any of the above strategies, or any combination thereof, may significantly affect the business operations and financial condition of the Company.

RATE PROCEEDINGS -- ELECTRIC OPERATIONS

     The Texas Utility Commission has jurisdiction (or, in some cases, appellate jurisdiction) over the electric rates of Electric Operations and as such monitors Electric Operations' earnings to ensure that Electric Operations is not earning in excess of a reasonable rate of return.

     In 1997, the Texas legislature considered but did not pass legislation intended to address various issues concerning the restructuring of the electric utility industry, including proposals that would permit Texas retail electric customers to choose their own electric suppliers beginning on December 31, 2001. The legislative proposals included provisions relating to full stranded cost recovery; rate reductions; rate freezes; the unbundling of generation operations, transmission and distribution and customer service operations; securitization of regulatory assets; and consumer protections. Although the Company and certain other parties (including the Texas Utility Commission) supported the bill, it was not enacted prior to the expiration of the legislative session.

     In October 1997, the Company presented a proposed transition to competition plan intended to address certain aspects of the proposals contained in the legislation formerly pending before the Texas legislature. By mid-December 1997, negotiations resulted in a settlement agreement (Settlement Agreement) among the Company and representatives of the state's consumer and industrial groups, the staffs of the City of Houston, the Texas Utility Commission and others that was presented to the Texas Utility Commission, where it is currently under consideration.

     Under the terms of the proposal, residential customers will receive a 4% credit to the base cost of electricity in 1998, increasing to 6% in 1999. Small and mid-sized businesses will receive a 2% credit to their base costs beginning in 1998. The combined effect of these reductions is expected to be a $166 million decrease in base revenues over a two year period. In addition, the Company (over the next two years) will be permitted to mitigate its potentially stranded costs by (i) redirecting to production property all of its current depreciation expenses that would otherwise be credited to accumulated depreciation for transmission and distribution property, and (ii) applying any and all earnings above a rate of return cap of 9.95% to additional depreciation of production property. The Company estimates that redirected depreciation over the two-year period of 1998 and 1999 will be approximately $364 million. As part of the Settlement Agreement, the Company will support proposed legislation in the 1999 Texas legislative session that includes provisions providing for retail customer choice effective December 31, 2001 and other provisions consistent with those in the 1997 proposed legislation.

     The Settlement Agreement is currently under consideration by the Texas Utility Commission, the City of Houston and other cities served by HL&P. In December 1997, the Texas Utility Commission approved the petition filed by the Company to implement the requested base rate credits on a temporary basis beginning January 1, 1998, pending final Texas Utility Commission consideration. The approval also included the accounting order necessary to permit the Company to begin redirecting depreciation from its transmission and distribution facilities to production property on a temporary basis pending final Texas Utility Commission consideration. A procedural schedule has been developed by the Texas Utility Commission whereby a final decision regarding the Settlement Agreement would be reached by the end of March 1998.

     Although the Company believes that the proposal has strong support from many groups active in the debate over deregulation of the electric industry, it is not in a position at this time to predict whether the proposal will be adopted, and if adopted, what form it ultimately may take.

COMPETITION -- ELECTRIC OPERATIONS

     Due to changing government regulations, technological developments and the availability of alternative energy sources, the U.S. electric utility industry has become increasingly competitive.

     Long-Term Trends in Electric Utility Industry. Based on a strategic review of the Company's business and of ongoing developments in the electric utility and related industries regarding competition, regulation and consolidation, the Company's management believes that the pace of change affecting the electric utility industry is likely to accelerate, albeit on a state-by-state basis. As of December 31, 1997, 16 states are considering legislative proposals to restructure electricity markets. The Company's management also believes the businesses of electricity and natural gas are converging and consolidating and these trends will alter the structure and business practices of companies serving these markets in the future. In particular, the Company's management has observed a trend toward performance based ratemaking for regulated transmission and distribution operations. This trend should provide incentives for electric utilities to become more efficient.

     Competition in Wholesale Market. The Energy Policy Act of 1992 and the Texas Public Utility Regulatory Act of 1995 (PURA) both contain provisions intended to facilitate the development of a wholesale energy market. Although HL&P's wholesale sales traditionally have accounted for less than 1% of its total revenues, the expansion of competition in the wholesale electric market is significant in that it has increased the range of nonutility competitors, such as exempt wholesale generators (EWGs) and power marketers, in the Texas electric market as well as resulted in fundamental changes in the operation of the state transmission grid.

     In February 1996, the Texas Utility Commission adopted rules granting third-party users of transmission systems open access to such systems at rates, terms and conditions comparable to those available to utilities owning such transmission assets. Under the Texas Utility Commission order implementing the rule, HL&P was required to separate, on an operational basis, its wholesale power marketing operations from the operations of the transmission grid and, for purposes of transmission pricing, to disclose each of its separate costs of generation, transmission and distribution.

     In January 1997, the Texas Utility Commission approved interim transmission cost of service rates under the new transmission access pricing rules. The associated 1997 revenue was $86 million offset by transmission expenses of $88 million.

     In August 1996, the Texas Utility Commission approved the creation of an Independent System Operator (ISO) to manage the electric grid of the Electric Reliability Council of Texas (ERCOT). The ISO is a key component of implementing the Texas Utility Commission's overall strategy to create a competitive wholesale market. The ISO is responsible for ensuring that all power producers and traders have fair access to the ERCOT electric transmission system. The ERCOT ISO plan is the first ISO proposal to be implemented in the U.S. The ISO is governed by an equal number of representatives from each of six wholesale market groups: investor owned utilities, municipally owned utilities, electric cooperatives and river authorities, transmission dependent utilities, independent power producers and power marketers.

     Competition in Retail Market. The Company has agreed pursuant to the Settlement Agreement to support legislation in 1999 that is intended to permit Texas retail electric customers to choose their own suppliers beginning on December 31, 2000.

     In January 1997, the Texas Utility Commission delivered a report to the Texas legislature on the scope of competition in Texas electric markets and the impact of competition and industry restructuring on customers in both competitive and non-competitive markets (including legislative recommendations to promote the public interest in such markets). In its report, the Texas Utility Commission recommended that the Texas legislature enact legislation to implement retail competition in Texas but recommended against any legislation that would introduce broad-based retail competition before 2000. The Texas Utility Commission is currently updating this report for the 1999 legislative session.

     For information about the Company's proposed transition to competition plan, see "-- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Rate Proceedings -- Electric Operations."

     Stranded Costs. As the U.S. electric utility industry continues its transition to a more competitive environment, a substantial amount of fixed costs previously approved for recovery under traditional utility regulatory practices (including regulatory assets and liabilities) may become "stranded," i.e., unrecoverable at competitive market prices. The issue of stranded costs could be particularly significant with respect to fixed costs incurred in connection with the past construction of generation plants, such as nuclear power plants, which would not command the same price for their output as they have in a regulated environment.

     In January 1997, the Texas Utility Commission delivered a report to the Texas legislature on stranded investments in the electric utility industry in Texas. The report estimated that the total amount of stranded costs for all Texas utilities could be as high as $21 billion, based on one set of assumptions, and alternatively projected that such costs could be minimal or non-existent, based on another set of assumptions. Electric Operations' estimated stranded costs as set forth in the Texas Utility Commission report, calculated based on various sets of assumptions provided by the Texas Utility Commission, ranged from non-existent to $6 billion. The broad range of estimates illustrates the inherent uncertainty in calculating these costs. The Texas Utility Commission is currently updating this report for the 1999 legislative session.

     Regulatory Assets and Liabilities. Electric Operations applies the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). In general, SFAS No. 71 permits a company with cost-based rates to defer certain costs that would otherwise be expensed to the extent that the utility is recovering or expects to recover such costs in rates charged to customers. If, as a result of changes in regulation or competition, Electric Operations' ability to recover these assets and/or liabilities would not be assured, then pursuant to SFAS No. 101, "Accounting for Discontinuation of Application of SFAS No. 71 (SFAS No. 101) and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" (SFAS No. 121), Electric Operations would be required to write off or write down such net regulatory assets to the extent that they ultimately were determined not to be recoverable. For further information concerning regulatory assets or the Company's balance sheet and discussion of the accounting for regulatory assets and liabilities, see Note 1(c) to the Company's Consolidated Financial Statements.

COMPETITION -- OTHER OPERATIONS

     Natural Gas Distribution competes primarily with alternate energy sources such as electricity and other fuel sources as well as with providers of energy conservation products. In addition, as a result of federal regulatory changes affecting interstate pipelines, it has become possible for other natural gas suppliers and distributors to bypass Natural Gas Distribution's facilities and market, sell and/or transport natural gas directly to small commercial and/or large volume customers.

     Interstate Pipeline competes with other interstate and intrastate pipelines in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. Interstate Pipeline competes indirectly with other forms of energy available to its customers, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas served by Interstate Pipeline and the level of competition for transport and storage services.

     Energy Marketing competes for sales in its gas marketing business with other natural gas merchants, producers and pipelines based on its ability to aggregate supplies at competitive prices from different sources and locations and to utilize efficiently transportation from third-party pipelines. Energy Marketing also competes against other energy marketers on the basis of its relative financial position and access to credit sources. This competitive factor reflects the tendency of energy customers, natural gas suppliers and natural gas transporters to seek financial guarantees and other assurances that their energy contracts will be satisfied. As pricing information becomes increasingly available in the energy marketing business and as deregulation in the electricity markets continues to accelerate, the Company anticipates that Energy Marketing will experience greater competition and downward pressure on per-unit profit margins in the energy marketing industry.

     Competition for acquisition of international and domestic non-rate regulated power projects is intense. HI Energy and HIPG compete against a number of other participants in the non-utility power generation industry, some of which have greater financial resources and have been engaged in non-utility power projects for periods longer than the Company and have accumulated greater portfolios of projects. Competitive factors relevant to the non-utility power industry include financial resources, access to non-recourse funding and regulatory factors.

FLUCTUATIONS IN COMMODITY PRICES AND DERIVATIVE INSTRUMENTS

     For information regarding the Company's exposure to risk as a result of fluctuations in commodity prices and derivative instruments, see Item 7A of this Report.

ACCOUNTING TREATMENT OF ACES

     The Company accounts for its investment in Time Warner Convertible Preferred Stock (TW Preferred) under the cost method. As a result of the Company's issuance of the ACES, certain increases in the market value of Time Warner common stock (the security into which the TW Preferred is convertible) could result in an accounting loss to the Company, pending the conversion of the Company's TW Preferred into Time Warner common stock.

     Prior to the conversion of the TW Preferred into Time Warner common stock, when the market price of Time Warner common stock increases above $55.5844, the Company records in Other Income (Expense) an accounting loss equal to the aggregate amount of such increase as applicable to all ACES multiplied by
0.8264. In accordance with generally accepted accounting principles, this accounting loss (which reflects the unrealized increase in the Company's indebtedness with respect to the ACES) may not be offset by accounting recognition of the increase in the market price of the Time Warner common stock that underlies the TW Preferred. Upon conversion of the TW Preferred, the Company will begin recording unrealized net changes in the market prices of the Time Warner common stock and the ACES as a component of common stock equity.

     As of December 31, 1997, the market price of Time Warner common stock was $62.00 per share. Accordingly, the Company recognized an increase of $121 million in the unrealized liability relating to its ACES indebtedness (which resulted in an after tax earnings reduction of $79 million or $.31 per share). The Company believes that this unrealized loss for the ACES is more than economically hedged by the approximately $430 million unrecorded unrealized gain at December 31, 1997 relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. Any gain related to the increase in the fair value of Time Warner Common Stock would be recognized upon the sale of the TW Preferred or the shares of common stock into which such TW Preferred is converted. As of February 28, 1998, the price of Time Warner common stock was $67.50 per share which would have resulted in the Company recognizing an additional increase of $104 million in the unrealized liability represented by its indebtedness under the ACES. The related unrecorded unrealized gain as of February 28, 1998 would have been computed as an additional $126 million.

IMPACT OF THE YEAR 2000 ISSUE AND OTHER SYSTEM IMPLEMENTATION ISSUES

     The Company is currently evaluating its computer and software requirements in light of changes in the electric utility and energy services industries and the acquisition of NorAm and resulting expansions of the Company into energy trading activities.

     In September 1997, the Company entered into an agreement with SAP America, Inc. (SAP) to license SAP's proprietary R/3 enterprise software. The licensed software includes finance and accounting, human resources, materials management and service delivery components. Based on the current timetable for completion of the SAP implementation and integration project (Project), the Company estimates that the third-party cost (including software license fees, fees for consulting and other services and hardware acquisition costs) plus internal costs of the Project will be approximately $130 million. It is currently projected that these costs would be incurred over a three-year period. All business process reengineering costs associated with the Project will be expensed by the Company when incurred. It is anticipated that the implementation of SAP will negate the need to modify many of the Company's computer systems to accommodate the year 2000. The Company is also considering installing a new customer information system; expenditures for the installation of such a system have not been determined but could be significant.

     The Company is also evaluating various alternatives intended to permit its existing computer programs (those not anticipated to be replaced by SAP) to accommodate the year 2000 and beyond. Based on current internal cost and productivity studies as well as bids recently solicited from various computer software contractors, the Company estimates that the cost of resolving the year 2000 issue for its current operations (other than those anticipated to be replaced by SAP) will range between $20 million to $25 million.

     The costs of becoming year 2000 compliant and the dates by which the Company plans to complete the year 2000 modifications are based on management's estimates, which were derived utilizing numerous assumptions regarding future events, including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these cost or time estimates will be achieved, and actual results could differ materially. Specific factors that might cause such material differences include, but are not limited to, the availability of personnel trained in this area and the ability to locate and correct all relevant computer codes.

RISKS OF OVERSEAS OPERATIONS

     As of December 31, 1997, the Company's Consolidated Balance Sheets reflected $803 million of foreign investments, a substantial portion of which represent equity investments in foreign utility companies.

     Foreign power projects entail certain political and financial risks, distinct from those associated with domestic power projects. Such risks include
(i) expropriation, (ii) political instability, (iii) currency exchange rate fluctuations and repatriation restrictions and (iv) regulatory and legal uncertainties. Although HI Energy seeks to minimize these risks in a variety of ways, including co-investing with local partners, financing investments with nonrecourse debt and reviewing the potential return of any investment against related political and other risks, there can be no assurance that HI Energy's efforts to minimize overseas operational risks will be successful.

     As of December 31, 1997, HI Energy held a 11.35% ownership interest in Light. Equity earnings from Light constitute a substantial portion of International's operating income. In December 1997, Light experienced numerous power outages in its service territory during a period of record peaks in electrical demand. The Brazilian electricity service regulatory agency (ANEEL) in February 1998 assessed against Light a $1.2 million penalty because of these outages. Light has protested the assessment of the fines.

     In February 1998, HI Energy and certain of its Argentine subsidiaries initiated an arbitration proceeding before the International Centre for Settlement of Investment Disputes against the Republic of Argentina, relating to alleged violations by the Province of Santiago del Estero and others of certain provisions of the concession contract held by EDESE. HI Energy and its subsidiaries are seeking recovery of damages in an amount to be determined, but estimated to be no less than $10 million.

ENVIRONMENTAL EXPENDITURES

     The Federal Clean Air Act (Clean Air Act) and other federal and state laws and regulations have required, and will continue to require, the Company to make significant expenditures in order to comply with environmental standards.

     Clean Air Act Expenditures. In 1996, the Company incurred costs of approximately $1 million and less than $1 million in 1997, in order to comply with requirements applicable to Electric Operations under the Clean Air Act, which requirements mandate that electric utilities install continuous emission monitoring equipment. Installation of the new systems was completed in 1996, and, based on existing regulatory requirements, the Company forecasts no additional significant expenditures for the installation of continuous emissions monitoring systems for 1998.

     The Clean Air Act also requires establishing new emission limitations for oxides of nitrogen (NOx). However, implementation of these limitations has been delayed until 1999. The Company did not incur NOx reduction costs in 1997 but it estimates that it will expend up to $10 million between 1998 and 1999 for NOx reductions. Current Texas Natural Resource Conservation Commission evaluations indicate NOx reductions will be required subsequent to 1999, however the magnitude and timing of such reductions have not been established.

     Expenditures Associated with Planned HIPG Acquisitions. The California South Coast Air Quality Management District updated the Air Quality Management Plan for attainment of the federal ozone standard in 1997. The plan included provisions for future year reductions in NOx emissions. Various emission reduction initiatives and emission credit purchases are being evaluated in association with the proposed acquisitions of generation assets by HIPG in California. The estimated capital expenditures associated with such reductions and/or purchases have not yet been determined.

     EPA Proceedings. In 1992, the EPA (i) identified the Company, along with several other parties, as "potentially responsible parties" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act for the costs of cleaning up a site located adjacent to one of the Company's transmission lines and (ii) issued an administrative order for the remediation of the site. The Company believes that the EPA took this action solely on the basis of information indicating that the Company in the 1950s acquired record title to a portion of the land on which the site is located. The Company does not believe that it now or previously held any ownership interest in the site covered by the order and has obtained a judgment to that effect from a court in Galveston County, Texas. Based on this judgment and other defenses that the Company believes to be meritorious the Company has elected not to adhere to the EPA's administrative order, even though the Company understands that other PRPs are proceeding with site remediation. To date, neither the EPA nor any other PRP has instituted a claim against the Company for any share of the remediation costs for the site. However, if the Company was determined to be a responsible party, the Company could be found to be jointly and severally liable along with the other PRPs, for the aggregate remediation costs of the site (which the Company estimates to be approximately $80 million in the aggregate) and could be subjected to substantial fines and damage claims. Although the ultimate outcome of this proceeding cannot be predicted at this time, the Company does not believe that this case will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

     Litigation Involving Site Remediation. The Company is a defendant in litigation arising out of the environmental remediation of a site in Corpus Christi, Texas. The site was operated by third parties as a metals reclaiming operation. Although the Company neither operated nor owned the site, certain transformers and other equipment originally sold by the Company may have been delivered to the site by third parties. The Company and others have remediated the site pursuant to a plan approved by appropriate state agencies and a federal court. To date, the Company has recovered, or has commitments to recover from other responsible parties $2.2 million of the more than $3 million it has spent on remediation.

     In Dumes, et al. v. Company, et al. (filed in December 1991 and pending in the U.S. District Court for the Southern District of Texas, Corpus Christi Division), landowners near the Corpus Christi site have asserted claims that their property has been contaminated as a result of the remediation effort and are seeking approximately $70 million in compensatory damages, in addition to punitive damages of $51 million. The Dumes case is currently scheduled for trial in June 1998. Although the ultimate outcome of this case cannot be predicted at this time, the Company does not believe that this case will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

     Manufactured Gas Plant Sites. NorAm and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works (FMGW) until 1960. NorAm has completed remediation of the main site other than ongoing water monitoring and treatment. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, NorAm believes that two were neither owned nor operated by NorAm; two were owned by NorAm at one time but were operated by others and are currently owned by others; and one site was previously operated by NorAm but was owned by others. NorAm believes it has no liability with respect to the sites it neither owned nor operated.

     At December 31, 1997, NorAm had estimated a range of $15 million to $77 million for possible remediation of the Minnesota sites. The low end of the range was determined based on only those sites presently owned or known to have been operated by NorAm, assuming use of NorAm's proposed remediation methods. The upper end of the range was determined based on the sites once owned by NorAm, whether or not operated by NorAm. The cost estimates for the FMGW site are based on studies of that site. The remediation costs for other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     In its 1995 rate case, NorAm's Minnegasco division was allowed to recover approximately $7 million annually for remediation costs. Such costs are subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries, plus carrying charges, would be deferred for recovery or refund in the next rate case. At December 31, 1997 and 1996, Minnegasco had recorded a liability of $20.6 million and $35.9 million, respectively, to cover the cost of future remediation. In addition, at December 31, 1997, Minnegasco had receivables from insurance settlements of $2.9 million. These insurance settlements will be collected through 1999. Minnegasco expects that approximately half of its accrual as of December 31, 1997 will be expended within the next five years. The remainder will be expended on an ongoing basis for an estimated 40 years. In accordance with the provisions of SFAS No. 71, a regulatory asset has been recorded equal to the liability accrued. Minnegasco is continuing to pursue recovery of at least a portion of these costs from insurers. Minnegasco believes the difference between any cash expenditures for these costs and the amount recovered in rates during any year will not be material to the Company's or NorAm's overall cash requirements, results of operations or cash flows.

     Issues relating to the identification and remediation of MGPs are common in the utility industry. NorAm has received notices from the EPA and others regarding its status as a potentially responsible party for other sites. The Company and NorAm have not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Mercury Contamination. Like other natural gas pipelines, NorAm's pipeline operations have in the past employed elemental mercury in meters used on its pipelines. Although the mercury has now been removed from the meters, it is possible that small amounts of mercury have been spilled at some of those sites in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area around the meters with elemental mercury. Such contamination has been found by NorAm at some sites in the past, and NorAm has conducted remediation at sites found to be contaminated. Although NorAm is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on experience by NorAm and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, the Company and NorAm believe that the cost of any remediation of such sites will not be material to the Company or NorAm's financial position, results of operation or cash flows.

     Other. From time to time the Company and/or its subsidiaries have received notice from regulatory authorities or others that they are considered to be potentially responsible parties in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue its practice of vigorously contesting claims which it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operation or cash flows.

     There exists the possibility that additional legislation related to global climate change, electromagnetic fields and other environmental and health issues may be enacted. Compliance with such legislation could significantly affect the Company and its subsidiaries. The precise impact of new legislation, if any, will depend on the form of the legislation and the subsequent development and implementation of applicable regulations.

OTHER CONTINGENCIES

     For a description of certain other legal and regulatory proceedings affecting the Company and its subsidiaries, see Notes 3, 4, 5 and 12 to the Company's Consolidated Financial Statements, which notes are incorporated herein by reference.

                        LIQUIDITY AND CAPITAL RESOURCES

COMPANY CONSOLIDATED CAPITAL REQUIREMENTS

     The liquidity and capital requirements of the Company and its subsidiaries are affected primarily by capital programs and debt service requirements. The capital requirements for 1997 were, and as estimated for 1998 through 2000 are, as follows:

                                                           MILLIONS OF DOLLARS
                                                     --------------------------------
                                                     1997     1998     1999     2000
                                                     ----    ------    ----    ------
Electric capital and nuclear fuel (excluding
  Allowance for funds used during construction)
  (AFUDC)..........................................  $234    $  331    $343    $  308
Natural Gas Distribution(1)........................    61       138     146       150
Interstate Pipeline(1).............................    16        73      17        17
Energy Marketing(1)................................    14         8       7         8
International project expenditures (excluding
  capitalized
  interest)(2).....................................   224         8       2         4
Corporate (excluding HIPG).........................    20        13      16        12
HIPG project expenditures (excluding capitalized
  interest)(2).....................................     3       311      26
Maturities of long-term debt, preferred stock and
  minimum capital lease payments...................   282       233     380     1,430
                                                     ----    ------    ----    ------
Total(3)...........................................  $854    $1,115    $937    $1,929
                                                     ====    ======    ====    ======

---------------

(1) The 1997 capital expenditures for Natural Gas Distribution, Interstate Pipeline and Energy Marketing are reported on an actual basis and reflect expenditures only for the period from the effective date of the

    Merger, August 6, 1997, through December 31, 1997. On a pro forma basis after giving effect to the Merger on January 1, 1997, the capital expenditures for these business segments would have been: Natural Gas Distribution ($131 million), Interstate Pipeline ($26 million) and Energy Marketing ($24 million).

(2) Expenditures in the table reflect only expenditures made or to be made under existing contractual commitments entered into by International and HIPG. International and HIPG capital requirements are expected to be met through advances from the Company, the proceeds of project financings and the proceeds of borrowings at the Company's financial subsidiaries. Additional capital expenditures are dependent upon the nature and extent of future project commitments (some of which may be substantial). Expenditures for 1998 include a $237 million commitment by HIPG to purchase four power plants from Southern California Edison, which commitment was entered into in the fourth quarter of 1997.

(3) Expenditures in the table do not reflect expenditures associated with the Year 2000 issue and other system integration issues. For a discussion of these expenditures, see "-- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Impact of Year 2000 Issue and Other System Implementation Issues."

     The foregoing estimates are forward looking statements and are based on numerous assumptions, some of which may prove to be incorrect. Actual liquidity and capital requirements will also vary because of changes in governmental regulations, the resolution of various litigation and other contingencies and changes in economic conditions.

     The Company and its subsidiaries generated $1.1 billion in cash flow from operations in 1997. Substantially all of the Company's and its subsidiaries' cash flow resulted from $421 million of income from continuing operations and $652 million of non-cash depreciation and amortization expense. The Company used this cash flow to reinvest in its existing businesses, to meet its dividend requirements and to contribute to the financing of business expansion.

     Overall, the Company's cash flow from operating activities in 1997 exceeded its cash flow from non-acquisition investing activities by $787 million. With respect to acquisition activities, the Company invested $1.4 billion of cash in the acquisition of NorAm and $235 million of cash in non-rate regulated electric power project expenditures in 1997.

     In the first quarter of 1997, the Company repaid at maturity $40 million aggregate principal amount of its 5 1/4% first mortgage bonds and $150 million aggregate principal amount of its 7 5/8% first mortgage bonds.

     In April 1997, the Company redeemed all remaining 257,000 shares of its $9.375 cumulative preferred stock pursuant to mandatory sinking fund requirements at a cost of $25.7 million, plus accrued dividends. For additional information, see Note 7(a) to the Company's Consolidated Financial Statements.

     In June 1997, the Company purchased $57.6 million aggregate principal amount of its 9.15% first mortgage bonds due 2021 for a total price of $69.6 million, plus accrued interest. In November 1997, the Company repaid at maturity $35 million aggregate principal amount of its 6 3/4% first mortgage bonds.

     In the fourth quarter of 1997, NorAm purchased $101.4 million aggregate principal amount of its 10% Debentures due 2019 at an average price of 111.976% plus accrued interest. In December 1997, NorAm repaid at maturity $52 million aggregate principal amount of its medium term notes.

COMPANY CONSOLIDATED SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

     In 1997, two Delaware business trusts established by the Company issued capital securities and preferred securities aggregating $350 million. The trusts sold securities to the public ($100 million of 8.257% capital securities and $250 million of 8.125% preferred securities) and used the proceeds to purchase subordinated debentures from the Company. The Company used the proceeds from the sale of the subordinated debentures for general corporate purposes, including the repayment of short-term debt and the redemption of three series of cumulative preferred stock having an aggregate liquidation value of $125 million. For further discussion, see Note 9(a) to the Company's Consolidated Financial Statements.

     In 1997, the Company sold in open market transactions 550,000 shares of Time Warner common stock for approximately $25 million and transferred the remaining 450,000 shares of its Time Warner common stock (having a market value of $21.9 million) to Houston Industries Incorporated Foundation, a charitable foundation not included in the Company's consolidated results, which was formed to fund certain charitable activities in communities where the Company conducts its business.

     In April 1997, a subsidiary of HI Energy borrowed $162.5 million under a $167.5 million five-year term loan facility. The proceeds of the loan, net of a $17.5 million debt reserve account established for the benefit of the lenders, were used to refinance a portion of the acquisition costs of Light.

     In July 1997, the Company issued $1.052 billion aggregate face amount of ACES. The Company used the proceeds from the sale of ACES for general corporate purposes, including the retirement of then outstanding commercial paper. For additional information regarding the ACES, see Note 8(e) to the Company's Consolidated Financial Statements.

     In August 1997, FinanceCo, a limited partnership subsidiary of the Company, entered into a five-year, $1.6 billion revolving credit facility (FinanceCo Facility). At December 31, 1997, the FinanceCo Facility supported $1.4 billion in commercial paper borrowings having a weighted average interest rate of 6.15%. Proceeds from the initial issuances of commercial paper by FinanceCo were used to fund the cash portion of the consideration paid to stockholders of NorAm under the terms of the Merger. For additional information regarding the FinanceCo Facility, see Note 8(c) to the Company's Consolidated Financial Statements.

     At December 31, 1997, the Company, exclusive of NorAm and other subsidiaries, had a revolving credit facility of $200 million with no borrowings outstanding. In addition, at December 31, 1997, the Company had shelf registration statements providing for the future issuance, subject to market and other conditions, of $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities.

     At December 31, 1997, NorAm had (i) a $400 million revolving credit facility under which loans of $340 million were outstanding, (ii) uncommitted lines of credit under which loans of $50 million were outstanding, (iii) a trade receivables facility of $300 million under which receivables of $300 million had been sold and (iv) a shelf registration statement, filed with the Securities and Exchange Commission in November 1997, providing for the future issuance of debt securities of up to $500 million (NorAm Shelf Registration). For information regarding the Company's maturing long-term debt (including NorAm's long-term debt), see Note 8 to the Company's Consolidated Financial Statements.

     In January 1998, pollution control revenue bonds aggregating $104.7 million were issued on behalf of the Company by the Matagorda County Navigation District Number One (MCND). Proceeds from the issuance were used in February 1998 to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $104.7 million.

     In February 1998, pursuant to the NorAm Shelf Registration, NorAm issued $300 million of 6.5% debentures due February 1, 2008. The proceeds from the sale of the debentures were used to repay short-term indebtedness of NorAm, including the indebtedness incurred in connection with the purchase of $101.4 million of its 10% debentures and the repayment of $53 million aggregate principal amount of NorAm debt that matured in December 1997 and January 1998.

     In February 1998, pollution control revenue bonds aggregating $290 million were issued on behalf of the Company by the Brazos River Authority (BRA). Proceeds from the issuance will be used to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $290 million.

     The Company owns 11 million shares of non-publicly traded TW Preferred. The TW Preferred, which is entitled to cumulative annual dividends of $3.75 per share until July 6, 1999, is currently convertible at the option of the Company into 22.9 million shares of Time Warner common stock. The Company's ability to transfer, sell or pledge the shares of TW Preferred is not restricted pursuant to the terms of the ACES. The

Company reviews its investment in Time Warner on a regular basis and does not expect to maintain its investment in Time Warner indefinitely. For additional information regarding the Company's investment in Time Warner securities, see Notes 1(n) and 8(e) to the Company's Consolidated Financial Statements.

     The Company has consolidated its financing activities in order to provide a coordinated, cost-effective method of meeting short- and long-term capital requirements. As part of the consolidated financing program, the Company has established a "money fund" through which its subsidiaries can borrow or invest on a short-term basis. The funding requirements of individual subsidiaries are aggregated and borrowing or investing is based on the net cash position. In 1997, net funding requirements under the money fund were met with commercial paper.

     Although the Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses, the Company may, when it deems necessary, supplement its available cash resources by seeking funds in the equity or debt markets.

                             NEW ACCOUNTING ISSUES

     In February 1997, the Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share" (SFAS No. 128) which is required to be implemented for financial statements issued for fiscal years ending after December 15, 1997. In 1997, the Company adopted SFAS No. 128 and retroactively restated prior periods. For further discussion, see Note 1(j) to the Company's Consolidated Financial Statements.

     The FASB recently issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) effective for financial statements issued for fiscal periods beginning after December 15, 1997. SFAS No. 130 requires that all items that meet the definition of a component of comprehensive income be reported in a financial statement for the period in which they are recognized and the total amount of comprehensive income be prominently displayed in that same financial statement. Comprehensive income is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Currently, the Company does not have any material items which require reporting of comprehensive income. SFAS No. 131 requires that companies report financial and descriptive information about reportable operating segments in financial statements. Segments are to be defined based upon the way in which management reviews its operations in order to assess performance and allocate its resources. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS No. 130, SFAS No. 131 and SFAS No. 132 in 1998.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The following discussion of the Company and its subsidiaries' exposure to various market risks contains "forward looking statements" that involve risks and uncertainties. These projected results have been prepared utilizing certain assumptions considered reasonable in the circumstances and in light of information currently available to the Company and its subsidiaries. Nevertheless, because of the inherent unpredictability of interest rates, equity market prices and energy commodity prices as well as other factors, actual results could differ materially from those projected in such forward-looking information. For a description of the Company's significant accounting policies associated with these activities, see Notes 1 and 2 to the Company's Consolidated Financial Statements and Notes 1 and 2 to NorAm's Consolidated Financial Statements.

INTEREST RATE RISK

     The Company and its subsidiaries have long-term debt, Company/NorAm obligated mandatorily redeemable securities of subsidiary trusts holding solely subordinated debentures of the Company/NorAm (Trust Securities), securities held in the Company's nuclear decommissioning trust, short-term credit lines and facilities, certain lease obligations and interest rate swaps which subject the Company and certain of its subsidiaries to the risk of loss associated with movements in market interest rates.

     At December 31, 1997, the Company and certain of its subsidiaries had fixed-rate long-term debt (excluding ACES) and Trust Securities aggregating $4.2 billion in principal amount and having a fair value of $4.4 billion. These instruments are fixed-rate and, therefore, do not expose the Company and its subsidiaries to the risk of earnings loss due to changes in market interest rates (see Notes 8 and 9 to the Company's Consolidated Financial Statements). However, the fair value of these instruments would increase by approximately $247.5 million if interest rates were to decline by 10% from their levels at December 31, 1997. In general, such an increase in fair value would impact earnings and cash flows only if the Company and its subsidiaries were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     The Company and certain of its subsidiaries' floating-rate obligations aggregated $2.6 billion at December 31, 1997 (see Note 8 to the Company's Consolidated Financial Statements), inclusive of (i) amounts borrowed under short-term and long-term credit lines and facilities of the Company and its subsidiaries, (ii) borrowings underlying NorAm's receivables facility and (iii) amounts subject to a master leasing agreement under which lease payments vary depending on short-term interest rates, which expose the Company and its subsidiaries to the risk of increased interest and lease expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 1997 levels, the Company's consolidated interest expense and expense under operating leases would increase by a total of approximately $1.4 million each month in which such increase continued.

     As discussed in Notes 1, 4 and 13 to the Company's Consolidated Financial Statements, the Company contributes $14.8 million per year to a trust established to fund the Company's share of the decommissioning costs for the South Texas Project. The securities held by the trust for decommissioning costs had an estimated fair value of $92.9 million as of December 31, 1997, of which approximately 50 percent were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 1997, the decrease in fair value of the fixed-rate debt securities would not be material to the Company. In addition, the risk of an economic loss is mitigated as a result of the Company's regulated status. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability because the Company believes that its future contributions which are currently recovered through the rate making process will be adjusted for these gains and losses.

     Certain subsidiaries of the Company have entered into interest rate swaps for the purpose of decreasing the amount of debt subject to interest rate fluctuations. At December 31, 1997, these interest rate swaps had an aggregate notional amount of $281.1 million, which the Company could terminate at a cost of $2.4 million (see Notes 2 and 13 to the Company's Consolidated Financial Statements). An increase of 10% in the December 31, 1997 level of interest rates would not increase the cost of termination of the swaps by a material amount to the Company. Swap termination costs would impact the Company and its subsidiaries' earnings and cash flows only if all or a portion of the swap instruments were terminated prior to their expiration.

EQUITY MARKET RISK

     The Company holds an investment in TW Preferred which is convertible into Time Warner common stock as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Accounting Treatment of ACES" in Item 7 of this Form 10-K. As a result, the Company is exposed to losses in the fair value of this security. For purposes of analyzing market risk in this Item 7A, the Company assumed that the TW Preferred was converted into Time Warner common stock. In addition, NorAm's investment in the common stock of Itron, Inc. (Itron) exposes the Company and NorAm to losses in the fair value of Itron Common Stock. A 10% decline in the per share price of Itron and Time Warner common stock from the December 31, 1997 levels would result in a loss of approximately $2.7 million and $142.0 million, respectively, in fair value.

     The Company and its subsidiaries' ability to realize gains and losses related to TW Preferred and Itron is limited by the following: (i) the TW Preferred is not publicly traded and its sale is subject to certain limitations and (ii) the market for the common stock of Itron is fairly illiquid.

     The ACES expose the Company to accounting losses as the accounting for the ACES requires the Company to record in Other Income (Expense) an unrealized accounting loss equal to (i) the aggregate amount of the increase in the market price of Time Warner common stock above $55.5844 as applicable to all ACES multiplied by (ii) 0.8264. Prior to the conversion of the TW Preferred into Time Warner common stock, such loss would effect earnings. After conversion such loss would be recognized as an adjustment to common stock equity. See further discussion of the accounting for the ACES in Notes 1 and 8 to the Company's Consolidated Financial Statements. An increase of 15% in the price of the Time Warner common stock above its December 31, 1997 market value of $62.00 per share, would result in the recognition of an additional unrealized accounting loss (net of tax) of approximately $114.4 million. The Company believes that this additional unrealized loss for the ACES would be more than economically hedged by the unrecorded unrealized gain relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition.

     As discussed above under "Interest Rate Risk," the Company contributes to a trust established to fund the Company's share of the decommissioning costs for the South Texas Project which held debt and equity securities in approximately equal proportions as of December 31, 1997. The equity securities expose the Company to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 31, 1997, the resulting loss in fair value of these securities would not be material to the Company. Currently, the risk of an economic loss is mitigated as a result of the Company's regulated status as discussed above under "Interest Rate Risk."

ENERGY COMMODITY PRICE RISK

     As further described in Note 2 to the Company's Consolidated Financial Statements, certain of the Company's subsidiaries utilize a variety of derivative financial instruments (Derivatives), including swaps and exchange-traded futures and options, as part of the Company's overall risk management strategies and for trading purposes. To reduce the risk from the adverse effect of market fluctuations in the price of electric power, natural gas and related transportation, NorAm and certain of its subsidiaries enter into futures transactions, swaps and options (Energy Derivatives) in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). The Company's policies prohibit the use of leveraged financial instruments. In addition, a subsidiary of NorAm maintains a portfolio of Energy Derivatives for trading purposes (Trading Derivatives).

     The Company uses a sensitivity analysis method for determining the market risk of its Energy Derivatives, except for its Trading Derivatives, for which it uses a value-at-risk method.

     With respect to the Energy Derivatives (other than for trading purposes) held by subsidiaries of NorAm as of December 31, 1997, a decrease of 10% in the market price of natural gas from the December 31, 1997 levels would decrease the fair value of these instruments by approximately $7.0 million.

     The above analysis of the Energy Derivatives utilized for risk management purposes does not include the favorable impact that the same hypothetical price movement would have on the Company and its subsidiaries' physical purchases and sales of natural gas and electric power. The portfolio of Energy Derivatives held for risk management purposes approximates the notional quantity of the expected or committed transaction volume of physical commodities with commodity price risk for the same time periods. Furthermore, the Energy Derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of Energy Derivatives held for risk management purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming (i) the Energy Derivatives are not closed out in advance of their expected term, (ii) the Energy Derivatives continue to function effectively as hedges of the underlying risk, and (iii) as applicable, anticipated transactions occur as expected.

     The disclosure with respect to the Energy Derivatives relies on the assumption that the contracts will exist parallel to the underlying physical transactions. If the underlying transactions or positions are liquidated prior to the maturity of the Energy Derivatives, a loss on the financial instruments may occur, or the options might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first.

     With respect to the Trading Derivatives held by a subsidiary of NorAm, consisting of natural gas and electric power swaps, options and exchange-traded futures, this subsidiary is exposed to losses in fair value due to price movement. During the year ended December 31, 1997, the highest, lowest and average quarterly value-at-risk in the Trading Derivative portfolio was less than $5.0 million at a 95-percent confidence level and for a holding period of one business day. The Company uses the variance/covariance method for calculating the value-at-risk and includes the delta approximation for options positions.

     The Company has established a Corporate Risk Oversight Committee that oversees all corporate price and credit risk, including derivative trading activities discussed above. The committee's duties are to establish the Company's policies and to monitor and ensure compliance with risk management limitations, policies and procedures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Revenues:
  Electric Operations..................................  $4,251,243    $4,025,027    $3,680,297
  Natural Gas Distribution.............................     892,569
  Interstate Pipeline..................................     108,333
  Energy Marketing.....................................   1,604,999
  International........................................      92,028        62,059        46,789
  Other................................................      47,851         8,191         2,185
  Eliminations.........................................    (123,638)
                                                         ----------    ----------    ----------
          Total........................................   6,873,385     4,095,277     3,729,271
                                                         ----------    ----------    ----------
Expenses:
  Electric and natural gas utilities:
     Fuel and cost of gas sold.........................   2,819,512     1,024,945       879,148
     Purchased power...................................     698,823       322,263       233,494
     Operation and maintenance.........................   1,205,993       888,699       866,170
     Taxes other than income taxes.....................     296,668       246,288       245,890
  Depreciation and amortization........................     651,875       550,038       478,034
  Other operating expenses.............................     136,014        72,578       121,085
                                                         ----------    ----------    ----------
          Total........................................   5,808,885     3,104,811     2,823,821
                                                         ----------    ----------    ----------
Operating Income.......................................   1,064,500       990,466       905,450
                                                         ----------    ----------    ----------
Other Income (Expense):
  Unrealized loss on ACES..............................    (121,402)
  Litigation settlements...............................                   (95,000)
  Time Warner dividend income..........................      41,340        41,610        20,132
  Interest income......................................       6,636         6,246         9,774
  Interest income -- IRS refund........................      56,269
  Other -- net.........................................       3,711        (8,268)      (12,061)
                                                         ----------    ----------    ----------
          Total........................................     (13,446)      (55,412)       17,845
                                                         ----------    ----------    ----------
Interest and Other Charges:
  Interest on long-term debt...........................     320,845       276,242       279,491
  Other interest.......................................      77,112        33,738        21,586
  Distribution on trust securities.....................      26,230
  Allowance for borrowed funds used during
     construction......................................      (2,872)       (2,598)       (4,692)
  Preferred dividends of subsidiary....................       2,255        22,563        29,955
                                                         ----------    ----------    ----------
          Total........................................     423,570       329,945       326,340
                                                         ----------    ----------    ----------
Income from Continuing Operations Before Income
  Taxes................................................     627,484       605,109       596,955
Income Taxes...........................................     206,374       200,165       199,555
                                                         ----------    ----------    ----------
Income from Continuing Operations......................     421,110       404,944       397,400
Discontinued Operations (Net of Income Taxes):
  Gain on sale of cable television subsidiary..........                                 708,124
Preferred Dividends....................................         162
                                                         ----------    ----------    ----------
Net Income.............................................  $  420,948    $  404,944    $1,105,524
                                                         ==========    ==========    ==========

                                                        (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                                  (CONTINUED)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1997          1996          1995
                                                         ----------    ----------    ----------
Basic Earnings Per Common Share:
  Continuing Operations................................  $     1.66    $     1.66    $     1.60
  Discontinued Operations:
     Gain on sale of cable television subsidiary.......                                    2.86
                                                         ----------    ----------    ----------
Basic Earnings Per Common Share........................  $     1.66    $     1.66    $     4.46
                                                         ==========    ==========    ==========
Diluted Earnings Per Common Share:
  Continuing Operations................................  $     1.66    $     1.66    $     1.60
  Discontinued Operations:
     Gain on sale of cable television subsidiary.......                                    2.86
                                                         ----------    ----------    ----------
Diluted Earnings Per Common Share......................  $     1.66    $     1.66    $     4.46
                                                         ==========    ==========    ==========

         See Notes to the Company's Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                   YEAR ENDED DECEMBER 31,
                                                             ------------------------------------
                                                                1997         1996         1995
                                                             ----------   ----------   ----------
Balance at Beginning of Year...............................  $1,997,490   $1,953,672   $1,221,221
Add -- Net Income..........................................     420,948      404,944    1,105,524
                                                             ----------   ----------   ----------
          Total............................................   2,418,438    2,358,616    2,326,745
Common Stock Dividends:
     1997, $1.50; 1996, $1.50; 1995, $1.50 (per share).....    (405,383)    (361,126)    (371,760)
Stock Dividend Distribution................................                                (1,313)
                                                             ----------   ----------   ----------
Balance at End of Year.....................................  $2,013,055   $1,997,490   $1,953,672
                                                             ==========   ==========   ==========

         See Notes to the Company's Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Property, Plant and Equipment -- At Cost:
  Electric plant:
     Plant in service.......................................  $12,614,000    $12,387,375
     Construction work in progress..........................      224,959        251,497
     Nuclear fuel...........................................      255,567        241,001
     Plant held for future use..............................       48,631         48,631
  Gas plant and pipelines:
     Natural gas distribution...............................    1,326,442
     Interstate pipelines...................................    1,258,087
     Energy marketing.......................................      162,519
  Other property............................................      149,019         86,969
                                                              -----------    -----------
          Total.............................................   16,039,224     13,015,473
  Less accumulated depreciation and amortization............    4,770,179      4,259,050
                                                              -----------    -----------
          Property, plant and equipment -- net..............   11,269,045      8,756,423
                                                              -----------    -----------
Current Assets:
  Cash and cash equivalents.................................       51,712          8,001
  Accounts receivable -- net................................      962,974         36,277
  Accrued unbilled revenues.................................      205,860         77,853
  Time Warner dividends receivable..........................       10,313         10,313
  Fuel stock and petroleum products.........................       88,819         61,795
  Materials and supplies, at average cost...................      156,160        130,380
  Prepayments and other current assets......................       42,169         19,301
                                                              -----------    -----------
          Total current assets..............................    1,518,007        343,920
                                                              -----------    -----------
Other Assets:
  Goodwill -- net...........................................    2,026,395
  Investment in Time Warner securities......................      990,000      1,027,500
  Deferred plant costs -- net...............................      561,569        587,352
  Fuel-related debits.......................................      197,304         84,435
  Deferred debits...........................................      510,686        306,473
  Unamortized debt expense and premium on reacquired debt...      202,453        153,823
  Regulatory tax asset -- net...............................      356,509        362,310
  Recoverable project costs -- net..........................       78,485        163,630
  Equity investments in foreign and non-rate regulated
     affiliates -- net......................................      704,102        501,991
                                                              -----------    -----------
          Total other assets................................    5,627,503      3,187,514
                                                              -----------    -----------
            Total...........................................  $18,414,555    $12,287,857
                                                              ===========    ===========

         See Notes to the Company's Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                     DECEMBER 31,
                                                              --------------------------
                                                                 1997           1996
                                                              -----------    -----------
Capitalization (statements on following pages):
  Common stock equity.......................................  $ 4,886,805    $ 3,827,961
  Preference stock, none outstanding........................
  Cumulative preferred stock, not subject to mandatory
     redemption.............................................        9,740        135,179
  Company/NorAm obligated mandatorily redeemable preferred
     securities of subsidiary trusts holding solely junior
     subordinated debentures of Company/NorAm...............      362,172
  Long-term debt............................................    5,218,015      3,025,650
                                                              -----------    -----------
          Total capitalization..............................   10,476,732      6,988,790
                                                              -----------    -----------
Current Liabilities:
  Notes payable.............................................    2,124,956      1,337,872
  Accounts payable..........................................      879,612        157,682
  Taxes accrued.............................................      240,739        191,011
  Interest accrued..........................................      109,901         67,707
  Dividends declared........................................      110,716         92,515
  Customer deposits.........................................       82,437         53,633
  Current portion of long-term debt and preferred stock.....      251,169        254,463
  Other.....................................................      193,384         89,238
                                                              -----------    -----------
          Total current liabilities.........................    3,992,914      2,244,121
                                                              -----------    -----------
Deferred Credits:
  Accumulated deferred income taxes.........................    2,792,781      2,265,031
  Benefit liabilities.......................................      397,586        249,875
  Unamortized investment tax credit.........................      349,072        373,749
  Fuel-related credits......................................       75,956         74,639
  Other.....................................................      329,514         91,652
                                                              -----------    -----------
          Total deferred credits............................    3,944,909      3,054,946
                                                              -----------    -----------
Commitments and Contingencies (Note 12)
              Total.........................................  $18,414,555    $12,287,857
                                                              ===========    ===========

          See Notes to the Company's Consolidated Financial Statements

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997           1996
                                                              -----------    ----------
Common Stock Equity:
  Common stock, no par; authorized, 700,000,000 shares;
     issued, 295,357,276 and 262,748,447 shares at December
     31, 1997 and 1996, respectively........................  $ 3,112,098    $2,447,117
  Foreign currency translation loss.........................         (821)         (363)
  Treasury stock, at cost; 93,459 and 16,042,027 shares at
     December 31, 1997 and 1996, respectively...............       (2,066)     (361,196)
  Unearned ESOP shares, 12,388,551 and 13,370,939 shares at
     December 31, 1997 and 1996, respectively...............     (229,827)     (251,350)
  Retained earnings.........................................    2,013,055     1,997,490
  Unrealized loss on marketable equity securities...........       (5,634)       (3,737)
                                                              -----------    ----------
          Total common stock equity.........................    4,886,805     3,827,961
                                                              -----------    ----------
Preference Stock, no par; authorized, 10,000,000 shares;
  none outstanding..........................................
Cumulative Preferred Stock, no par; authorized, 10,000,000
  shares; outstanding, 97,397 and 1,604,397 shares at
  December 31, 1997 and 1996, respectively (entitled upon
  involuntary liquidation to $100 per share):
  Not subject to mandatory redemption:
     $4.00 series, 97,397 shares............................        9,740         9,740
     $6.72 series, 250,000 shares...........................                     25,115
     $7.52 series, 500,000 shares...........................                     50,226
     $8.12 series, 500,000 shares...........................                     50,098
                                                              -----------    ----------
          Total.............................................        9,740       135,179
                                                              -----------    ----------
  Subject to mandatory redemption:
     $9.375 series, 257,000 shares at December 31, 1996.....                     25,700
     Current redemptions....................................                    (25,700)
                                                              -----------    ----------
          Total.............................................
                                                              -----------    ----------
          Total cumulative preferred stock..................        9,740       135,179
                                                              -----------    ----------
Company/NorAm obligated mandatorily redeemable preferred
  securities of subsidiary trusts holding solely junior
  subordinated debentures of Company/NorAm:
     8.125% Trust Preferred Securities, Series A............      250,000
     8.257% Trust Capital Securities, Series B..............      100,000
     6 1/4% Convertible Trust Originated Preferred
      Securities............................................       21,730
     Unamortized Issuance Costs.............................       (9,558)
                                                              -----------    ----------
          Total Company/NorAm obligated mandatorily
            redeemable preferred securities of subsidiary
            trusts holding solely junior subordinated
            debentures of Company/NorAm-net.................      362,172
                                                              -----------    ----------
Long-Term Debt:
  7% Automatic common exchange securities, due 2000.........    1,173,786
                                                              -----------    ----------

                                                        (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997           1996
                                                              -----------    ----------
  Debentures:
     9 3/8% series, due 2001................................  $   250,000    $  250,000
     7 7/8% series, due 2002................................      100,000       100,000
     8.9% series, due 2006..................................      165,055
     6% convertible subordinated, due 2012..................      107,180
     10% series, due 2019...................................       47,773
     Unamortized discount...................................         (717)         (902)
                                                              -----------    ----------
          Total debentures..................................      669,291       349,098
                                                              -----------    ----------
  First Mortgage Bonds:
     5 1/4% series, due 1997................................                     40,000
     7 5/8% series, due 1997................................                    150,000
     6 3/4% series, due 1997................................                     35,000
     9.15% series, due 2021.................................      102,442       160,000
     8 3/4% series, due 2022................................       62,275        62,275
     7 3/4% series, due 2023................................      250,000       250,000
     7 1/2% series, due 2023................................      200,000       200,000
     4.90% pollution control series, due 2003...............       16,600        16,600
     7% pollution control series, due 2008..................       19,200        19,200
     6 3/8% pollution control series, due 2012..............       33,470        33,470
     6 3/8% pollution control series, due 2012..............       12,100        12,100
     8 1/4% pollution control series, due 2015..............       90,000        90,000
     5.80% pollution control series, due 2015...............       91,945        91,945
     7 3/4% pollution control series, due 2015..............       68,700        68,700
     5.80% pollution control series, due 2015...............       58,905        58,905
     7 7/8% pollution control series, due 2016..............                     68,000
     6.70% pollution control series, due 2017...............       43,820        43,820
     5.60% pollution control series, due 2017...............       83,565        83,565
     7 7/8% pollution control series, due 2018..............                     50,000
     7.20% pollution control series, due 2018...............       75,000        75,000
     7.20% pollution control series, due 2018...............      100,000       100,000
     7 7/8% pollution control series, due 2019..............       29,685        29,685
     7.70% pollution control series, due 2019...............       75,000        75,000
     8 1/4% pollution control series, due 2019..............      100,000       100,000
     8.10% pollution control series, due 2019...............      100,000       100,000
     7 5/8% pollution control series, due 2019..............      100,000       100,000
     7 1/8% pollution control series, due 2019..............      100,000       100,000
     7.60% pollution control series, due 2019...............       70,315        70,315
     6.70% pollution control series, due 2027...............       56,095        56,095
     Medium-term notes, series A, 9.80%-9.85%, due 1999.....      170,500       170,500
     Medium-term notes, series C, 6.10%, due 2000...........      150,000       150,000
     Medium-term notes, series B, 8.15%, due 2002...........      100,000       100,000
     Medium-term notes, series C, 6.50%, due 2003...........      150,000       150,000
     Unamortized discount...................................      (14,158)      (15,134)
                                                              -----------    ----------
          Total first mortgage bonds........................    2,495,459     2,895,041
                                                              -----------    ----------

                                                        (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1997           1996
                                                              -----------    ----------
Pollution Control Revenue Bonds:
  Gulf Coast 1980-T series, floating rate, due 1998.........  $     5,000    $    5,000
  1997 pollution control series, variable rate revenue due
     2028...................................................       68,000
  1997 pollution control series, variable rate revenue due
     2018...................................................       50,000
                                                              -----------    ----------
          Total pollution control revenue bonds.............      123,000         5,000
                                                              -----------    ----------
Medium-Term Notes:
  Series A, 9.30%-9.39%, due 1998-2000......................       24,838
  Series B, 8.43%-9.23%, due 1998-2001......................      236,367
                                                              -----------    ----------
          Total medium-term notes...........................      261,205
                                                              -----------    ----------
Capitalized lease obligations, discount rates of 5.2%-11.7%,
  due 1998-2018.............................................       16,166         4,418
Notes payable...............................................      730,277           856
                                                              -----------    ----------
     Subtotal...............................................      746,443         5,274
                                                              -----------    ----------
          Total.............................................    5,469,184     3,254,413
          Current maturities................................     (251,169)     (228,763)
                                                              -----------    ----------
          Total long-term debt..............................    5,218,015     3,025,650
                                                              -----------    ----------
               Total capitalization.........................  $10,476,732    $6,988,790
                                                              ===========    ==========

         See Notes to the Company's Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1997         1996        1995
                                                           -----------   ---------   ---------
Cash Flows from Operating Activities:
  Income from continuing operations......................  $   421,110   $ 404,944   $ 397,400
  Adjustments to reconcile income from continuing
     operations to net cash provided by operating
     activities:
     Depreciation and amortization.......................      651,875     550,038     478,034
     Amortization of nuclear fuel........................       28,237      33,875      28,545
     Deferred income taxes...............................       35,523      54,098      78,382
     Investment tax credit...............................      (19,777)    (18,404)    (19,427)
     Unrealized loss on ACES.............................      121,402
     Contribution of marketable equity securities to
       charitable trust..................................       19,463
     Fuel (refund)/surcharge.............................      128,864                (189,571)
     Fuel cost over (under) recovery.....................     (212,683)   (137,362)     76,970
     Net cash provided by discontinued cable television
       operations........................................                               16,391
     Changes in other assets and liabilities, net of the
       effects of the acquisition:
       Accounts receivable -- net........................     (436,580)    (15,478)    (46,299)
       Inventory.........................................       55,111      21,624      13,901
       Other current assets..............................        6,966        (306)    (14,900)
       Accounts payable..................................      191,840      21,674     (23,217)
       Interest and taxes accrued........................       18,425       4,413      11,088
       Other current liabilities.........................        2,985      (4,135)     (9,215)
       Other -- net......................................       97,998        (661)     46,813
                                                           -----------   ---------   ---------
          Net cash provided by operating activities......    1,110,759     914,320     844,895
                                                           -----------   ---------   ---------
Cash Flows from Investing Activities:
  Capital expenditures (including allowance for borrowed
     funds used during construction).....................     (328,724)   (317,532)   (301,327)
  Purchase of NorAm net of cash acquired.................   (1,422,672)
  Non-rate regulated electric power project expenditures
     (including capitalized interest)....................     (234,852)   (495,379)    (49,835)
  Settlement of subsidiary debt in connection with sale
     of cable television subsidiary......................                              619,345
  Sale of investment in Time Warner common stock.........       25,043
  Corporate headquarters expenditures (including
     capitalized interest)...............................                   (6,543)    (96,469)
  Net cash used in discontinued cable television
     operations..........................................                              (47,601)
  Other -- net...........................................      (20,248)    (13,446)     (4,643)
                                                           -----------   ---------   ---------
          Net cash provided by (used in) investing
            activities...................................   (1,981,453)   (832,900)    119,470
                                                           -----------   ---------   ---------

                                                        (continued on next page)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                              1997         1996        1995
                                                           -----------   ---------   ---------
Cash Flows from Financing Activities:
  Proceeds from sale of ACES -- net......................  $ 1,020,777
  Proceeds from sale of Company obligated mandatorily
     redeemable preferred securities of subsidiary trusts
     holding solely junior subordinated debentures of
     Company -- net......................................      340,785
  Purchase of treasury stock.............................                $(361,196)
  Proceeds from issuance of pollution control bonds......      115,739
  Proceeds from first mortgage bonds.....................                            $ 142,972
  Payment of matured debt................................     (277,000)   (150,000)
  Payment of common stock dividends......................     (405,288)   (361,126)   (371,731)
  Redemption of preferred stock..........................     (153,628)   (271,400)    (91,400)
  Increase (decrease) in notes payable-net...............      587,791   1,331,572    (416,991)
  Extinguishment of long-term debt.......................     (303,893)   (285,263)   (195,224)
  Redemption of convertible securities...................       (9,504)
  Net cash used in discontinued cable television
     operations..........................................                              (40,798)
  Other -- net...........................................       (1,374)     12,215      10,143
                                                           -----------   ---------   ---------
          Net cash provided by (used in) financing
            activities...................................      914,405     (85,198)   (963,029)
                                                           -----------   ---------   ---------
Net Increase (Decrease) in Cash and Cash Equivalents.....       43,711      (3,778)      1,336
Cash and Cash Equivalents at Beginning of Year...........        8,001      11,779      10,443
                                                           -----------   ---------   ---------
Cash and Cash Equivalents at End of Year.................  $    51,712   $   8,001   $  11,779
                                                           ===========   =========   =========
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
  Interest (net of amounts capitalized)..................  $   437,952   $ 311,792   $ 342,551
  Income taxes...........................................      171,539     139,898     104,228

The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of the Company's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former NorAm's common stock and common stock equivalents and $1.6 billion of Former NorAm debt.

         See Notes to the Company's Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations.

     The Company (defined below), together with its subsidiaries, is a diversified international energy services company. The Company is both an electric utility company and a utility holding company. The Company's wholly owned subsidiary, NorAm, operates in various phases of the natural gas industry, including distribution, transmission, marketing and gathering.

(b) NorAm Acquisition.

     On August 6, 1997 (Acquisition Date), Houston Industries Incorporated (Former HI) merged with and into Houston Lighting & Power Company, which was renamed "Houston Industries Incorporated" (Company), and NorAm Energy Corp., a natural gas gathering, transmission, marketing and distribution company (Former NorAm) merged with and into a subsidiary of the Company, HI Merger, Inc., which was renamed "NorAm Energy Corp." (NorAm). Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former HI was converted into one share of common stock (including associated preference stock purchase rights) of the Company, and each outstanding share of common stock of Former NorAm was converted into the right to receive $16.3051 cash or
0.74963 shares of common stock of the Company. The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of the Company's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former NorAm's common stock and common stock equivalents and $1.6 billion of Former NorAm debt ($1.3 billion of which was long-term debt).

     The Company has recorded the acquisition of NorAm under the purchase method of accounting with assets and liabilities of NorAm reflected at their estimated fair values as of the Acquisition Date. The Company has recorded the $2.0 billion excess of the acquisition cost over the fair value of the net assets acquired as goodwill and is amortizing this amount over 40 years. On a preliminary basis, the Company's fair value adjustments included increases in property, plant and equipment, long-term debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. The Company expects to finalize these fair value adjustments during 1998; however, it is not anticipated that any additional adjustments will be material.

     The Company's results of operations incorporate NorAm's results of operations only for the period beginning on the Acquisition Date. The following table presents certain unaudited pro forma information for the years ended December 31, 1997 and 1996, as if the Merger had occurred on January 1, 1997 and 1996, respectively.

                    PRO FORMA COMBINED RESULTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED DECEMBER 31,
                                          --------------------------------------------------
                                                   1997                       1996
                                          -----------------------    -----------------------
                                             AS                         AS
                                          REPORTED     PRO FORMA     REPORTED     PRO FORMA
                                          --------    -----------    --------    -----------
                                                      (UNAUDITED)                (UNAUDITED)
Revenues................................   $6,873       $10,210       $4,095       $8,884
Net Income Available for Common Stock...   $  421       $   439       $  405       $  432
Basic Earnings Per Share................   $ 1.66       $  1.56       $ 1.66       $ 1.48
Diluted Earnings Per Share..............   $ 1.66       $  1.56       $ 1.66       $ 1.48

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     These and other pro forma results appearing in this Form 10-K are based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the combined results that would have resulted had the Merger occurred at the beginning of the 1996 and 1997 reporting periods presented. Purchase related adjustments to results of operations include amortization of goodwill and the effects on depreciation, amortization, interest expense and deferred income taxes of the revaluation, on a preliminary basis, of the fair value of certain NorAm assets and liabilities.

     As a result of the Merger, the Company has organized its financial reporting into the following segments: Electric Operations, Natural Gas Distribution, Interstate Pipeline, Energy Marketing, International and Corporate. For segment information, see Note 15.

(c) Regulatory Assets and Other Long-Lived Assets.

     The Company and certain subsidiaries of NorAm apply the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation," to the accounts of Electric Operations, Natural Gas Distribution and the Interstate Pipeline operations of MRT. In general, SFAS No. 71 permits a company with cost-based rates to defer certain costs that would otherwise be expensed to the extent that the rate regulated company is recovering or expects to recover such costs in rates charged to its customers.

     The following is a list of regulatory assets and liabilities reflected on the Company's Consolidated Balance Sheet as of December 31, 1997, detailed by Electric Operations and other segments.

                                                           ELECTRIC               TOTAL
                                                          OPERATIONS    OTHER    COMPANY
                                                          ----------    -----    -------
                                                              (MILLIONS OF DOLLARS)
Deferred plant costs -- net.............................    $  562               $  562
Recoverable project costs -- net........................        78                   78
Regulatory tax asset -- net.............................       357                  357
Unamortized loss on reacquired debt.....................       127                  127
Deferred debits.........................................        71       $48        119
Accumulated deferred income taxes -- regulatory tax
  asset.................................................       (99)                 (99)
                                                            ------       ---     ------
          Total.........................................    $1,096       $48     $1,144
                                                            ======       ===     ======

     If, as a result of changes in regulation or competition, the Company and NorAm's ability to recover these assets and/or liabilities would not be assured, then pursuant to SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company and NorAm would be required to write off or write down such net regulatory assets to the extent that they ultimately were determined not to be recoverable.

     Effective January 1, 1996, the Company and NorAm adopted SFAS No. 121. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of the standard did not result in a write-down of the carrying amount of any asset on the books of the Company or NorAm.

     In July 1997, the Emerging Issues Task Force (EITF) of the FASB reached a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71" (EITF 97-4). EITF 97-4 concluded that the application of SFAS No. 71 to a segment which is subject to a deregulation

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES plan should cease when the legislation and enabling rate order contain sufficient detail for the utility to reasonably determine what the transition plan will entail. In addition, EITF 97-4 requires the regulatory assets and liabilities to be allocated to the applicable portion of the electric utility from which the source of the regulated cash flows will be derived. On June 2, 1997, the Texas legislature adjourned without having adopted or taken any formal action with respect to various proposals concerning the restructuring of the Texas electric utility industry, including proposals related to retail electric competition and stranded cost recovery. At this time, the Company cannot predict what, if any, action the Texas legislature may take in the next legislative session (scheduled to commence in 1999) with respect to any of these proposals or the ultimate form in which such proposals may be adopted, if at all. Although the Company has determined that no impairment loss or write-offs of regulatory assets need be recognized for applicable assets of continuing operations as of December 31, 1997, this conclusion may change in the future (i) as competition influences wholesale and retail pricing in the electric utility industry, (ii) depending on regulatory action, if any and (iii) depending on legislation, if any, that is passed.

(d) Principles of Consolidation.

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries including, effective as of the Acquisition Date, the accounts of NorAm and its wholly owned and majority owned subsidiaries.

     Investments in entities in which the Company or its subsidiaries have an ownership interest between 20% and 50% or are able to exercise significant influence are accounted for using the equity method. For additional information regarding investments recorded using the equity method or the cost method of accounting, see Note 5.

     All significant intercompany transactions and balances are eliminated in consolidation.

(e) Property, Plant and Equipment and Goodwill.

     Property, plant and equipment are stated at original cost of the acquirer. Repair and maintenance costs are expensed as incurred. Depreciation is computed using the straight-line method.

     Goodwill is being amortized on a straight-line basis over 40 years. The Company will periodically compare the carrying value of its goodwill to the anticipated undiscounted future operating income from the businesses whose acquisition gave rise to the goodwill and as of yet no impairment is indicated or expected.

(f) Depreciation and Amortization Expense.

     The Company's 1997 depreciation and amortization expenses included $50 million of additional depreciation in connection with the South Texas Project and $21.6 million for goodwill amortization associated with the acquisition of NorAm. For additional information regarding the amortization of goodwill in connection with the Merger, see Note 1(b) above. The amortization expenses recorded in connection with the South Texas Project are being made pursuant to the terms of the Company's most recent rate case settlement (1995 Rate Case Settlement), which permits the Company to write down up to $50 million per year of its investment in the South Texas Project through December 31, 1999. These write-downs are treated under the settlement as reasonable and necessary expenses for purposes of any future earnings reviews or other proceedings. In each of 1997, 1996 and 1995, the Company recorded the maximum $50 million pre-tax write-down permitted under the 1995 Rate Case Settlement.

     In 1996 and 1997, the Company, as permitted by the 1995 Rate Case Settlement, also amortized $50 million and $66 million (pre-tax), respectively, of its $153 million investment in certain lignite reserves associated with a canceled generating station. The Company's remaining investment in the canceled

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES generating station and certain lignite reserves ($78 million at December 31, 1997) will be amortized fully no later than December 31, 2000.

     The Company's consolidated depreciation expense for 1997 was $475 million compared to $410 million for 1996 and $399 million for 1995.

(g) Deferred Plant Costs.

     Under a "deferred accounting" plan authorized by the Texas Utility Commission, Electric Operations was permitted for regulatory purposes to accrue carrying costs in the form of allowance for funds used during construction on its investment in the South Texas Project and to defer and capitalize depreciation and other operating costs on its investment after commercial operation until such costs were reflected in rates. In addition, the Texas Utility Commission authorized Electric Operations under a "qualified phase-in plan" to capitalize allowable costs (including return) deferred for future recovery as deferred charges.

     In 1991, Electric Operations ceased all cost deferrals related to the South Texas Project and began amortizing such amounts on a straight-line basis. The accumulated deferrals for "deferred accounting" are being amortized over the estimated depreciable life of the South Texas Project. The accumulated deferrals for the "qualified phase-in plan" are being amortized over a ten-year phase-in period that commenced in 1991. The amortization of all deferred plant costs (which totaled $25.8 million for each of the years 1997, 1996 and 1995) is included on the Company's Statements of Consolidated Income as depreciation and amortization expense.

(h) Fuel Stock.

     Gas inventory (primarily using the average cost method) was $71.7 million and $19.6 million at December 31, 1997 and 1996, respectively. Coal, lignite, and oil inventory balances (using last-in, first-out) were $7.5 million, $6.4 million and $3.3 million, respectively, at December 31, 1997 and $27.3 million, $11.8 million and $3.0 million, respectively, at December 31, 1996.

(i) Revenues.

     The Company records electricity sales under the full accrual method, whereby unbilled electricity sales are estimated and recorded each month. NorAm's rate-regulated divisions/subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate for gas delivered but unbilled at the end of each accounting period. International revenues include electricity sales of a majority owned foreign electric utility, which are also recorded under the full accrual method, and equity income (net of foreign taxes) in unconsolidated investments of HI Energy. Included in other revenues are management fees and other sales and services, which are recorded when earned.

     Revenue eliminations of $124 million represent intersegment sales of natural gas and transportation services. For the five month period ended December 31, 1997, Interstate Pipeline had intersegment revenues of $59 million from Natural Gas Distribution and Energy Marketing. For the same period, Energy Marketing had intersegment sales of $61 million to Interstate Pipeline and Natural Gas Distribution. The remaining intercompany revenue balances were between Corporate and other segments.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(j) Earnings Per Common Share.

     In February 1997, the FASB issued SFAS No. 128, "Earnings per Share", which is required to be implemented for fiscal years ending after December 15, 1997. This statement requires restatement of all prior period earnings per share (EPS) data presented herein. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the Statements of Consolidated Income and requires a reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations.

     Following is a reconciliation of the Company's numerators and denominators of basic and diluted earnings per share calculations:

                                                                       FOR THE YEAR ENDED
                                                            ----------------------------------------
                                                               1997          1996           1995
                                                            ----------    ----------    ------------
                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations......................    $421,110      $404,944      $  397,400
  Gain on sale of cable television subsidiary............                                   708,124
  Less: Preferred dividends..............................         162
                                                             --------      --------      ----------
  Net income available for common stock..................    $420,948      $404,944      $1,105,524
                                                             ========      ========      ==========
  Weighted average shares outstanding....................     253,599       244,443         247,706
Basic EPS:
  Income from continuing operations......................    $   1.66      $   1.66      $     1.60
  Gain on sale of cable television subsidiary............                                      2.86
  Less: Preferred dividends..............................         .00
                                                             --------      --------      ----------
  Net income available for common stock..................    $   1.66      $   1.66      $     4.46
                                                             ========      ========      ==========
Diluted EPS Calculation:
  Income from continuing operations......................    $421,110      $404,944      $  397,400
  Plus: Income impact of assumed conversions
     Interest on 6 1/4% convertible debentures...........         668
                                                             --------      --------      ----------
  Income from continuing operations assuming dilution....     421,778       404,944         397,400
  Gain on sale of cable television subsidiary............                                   708,124
  Less: Preferred dividends..............................         162
                                                             --------      --------      ----------
  Net income available for common stock assuming
     dilution............................................    $421,616      $404,944      $1,105,524
                                                             ========      ========      ==========
  Weighted average shares outstanding....................     253,599       244,443         247,706
  Plus: Incremental shares from assumed conversions:
     Stock options.......................................          89            33              21
     6 1/4% convertible debentures.......................         510
                                                             --------      --------      ----------
  Weighted average shares assuming dilution..............     254,198       244,476         247,727
                                                             ========      ========      ==========
Diluted EPS:
  Income from continuing operations......................    $   1.66      $   1.66      $     1.60
  Gain on sale of cable television subsidiary............                                      2.86
  Less: Preferred dividends..............................         .00
                                                             --------      --------      ----------
  Net income available for common stock..................    $   1.66      $   1.66      $     4.46
                                                             ========      ========      ==========

     Options to purchase 405,684 shares of common stock at prices ranging from $22.09 to $35.18 per share were outstanding during 1997 but were not included in the computation of diluted EPS because, during the

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES reporting period, the options' exercise prices were greater than the average market price of the common shares of $21.875 and would thus be anti-dilutive if conversion were assumed.

(k) Statements of Consolidated Cash Flows.

     For purposes of reporting cash flows, cash equivalents are considered to be short-term, highly liquid investments readily convertible to cash.

(l) Derivative Financial Instruments (Risk Management).

     For information regarding the Company's accounting for derivative financial instruments associated with its subsidiaries' natural gas, electric power and transportation risk management activities, see Note 2.

(m) Income Taxes.

     The Company and its subsidiaries file a consolidated federal income tax return. The Company follows a policy of comprehensive interperiod income tax allocation. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. For additional information regarding income taxes, see Note 11.

(n) Investments in Time Warner Securities.

     The Company owns 11 million shares of non-publicly traded Time Warner convertible preferred stock (TW Preferred). The TW Preferred is redeemable after July 6, 2000, has an aggregate liquidation preference of $100 per share (plus accrued and unpaid dividends), is entitled to annual dividends of $3.75 per share until July 6, 1999, is currently convertible by the Company and after July 6, 1999 is exchangeable by Time Warner into approximately 22.9 million shares of Time Warner common stock. Each share of preferred stock is entitled to two votes (voting together with the holders of the Time Warner common stock as a single class).

     The Company has recorded its investment in these securities at a value of $990 million on the Company's Consolidated Balance Sheets. Investment in the TW Preferred is accounted for under the cost method. Dividends on these securities are recognized as income at the time they are earned. The Company recorded pre-tax dividend income with respect to the Time Warner securities of $41.3 million, $41.6 million and $20.1 million in 1997, 1996 and 1995, respectively.

     To monetize its investment in the TW Preferred, the Company sold in July 1997, 22.9 million of its unsecured 7% ACES. For additional information about the offering of ACES, see Note 8(e). As a result of the issuance of the ACES, a portion of the increase in the market value above $55.5844 per share of Time Warner common stock (the security into which the TW Preferred is convertible) results in unrealized accounting losses to the Company for the ACES, pending the conversion of the Company's TW Preferred into Time Warner common stock. For example, prior to the conversion of the TW Preferred into Time Warner common stock, when the market price of Time Warner common stock increases above $55.5844, the Company records in Other Income (Expense) an accounting loss for the ACES equal to (i) the aggregate amount of such increase as applicable to all ACES multiplied by (ii) 0.8264. In accordance with generally accepted accounting principles, this accounting loss (which reflects the unrealized increase in the Company's indebtedness with respect to the ACES) may not be offset by accounting recognition of the increase in the market value of the Time Warner common stock that underlies the TW Preferred. Upon conversion of the TW Preferred, the Company will begin recording unrealized net changes in the market prices of the Time Warner common stock and the ACES as a component of common stock equity.

     As of December 31, 1997, the market price of Time Warner common stock was $62.00 per share. Accordingly, the Company recognized an increase of $121 million in the unrealized liability relating to its ACES indebtedness (which resulted in an after-tax earnings reduction of $79 million or $.31 per share). The

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

Company believes that this unrealized loss for the ACES is more than economically hedged by the approximately $430 million unrecorded unrealized gain at December 31, 1997 relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. As of February 28, 1998, the price of Time Warner common stock was $67.50 per share which would have resulted in the Company recognizing an additional increase of $104 million in the unrealized liability represented by its indebtedness under the ACES. The related unrecorded unrealized gain as of February 28, 1998 would have been computed as an additional $126 million.

(o) Investment in Other Debt and Equity Securities.

     The securities held in the Company's nuclear decommissioning trust are classified as "available-for-sale" and, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," (SFAS No.
115) are reported at estimated fair value of $92.9 million as of December 31, 1997 and $67 million as of December 31, 1996 on the Company's Consolidated Balance Sheets under deferred debits. The liability for nuclear decommissioning is reported on the Company's Consolidated Balance Sheets under deferred credits. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability and reported on the Company's Consolidated Balance Sheets as a deferred debit/ credit.

     The Company, through its subsidiary, NorAm, holds certain equity securities classified as "available-for-sale" and in accordance with SFAS No. 115 reports such investments at estimated fair values on the Company's Consolidated Balance Sheets as deferred debits and any unrealized gain or loss, net of tax, as a separate component of stockholders' equity. At December 31, 1997, the unrealized loss relating to these equity securities was approximately $5.6 million, net of tax.

(p) Discontinued Operations.

     In July 1995, the Company sold KBLCOM, its cable television subsidiary. The Company's 1995 earnings include a one-time after-tax gain of $708 million related to the sale, which includes the net loss for discontinued operations of KBLCOM through the date of sale (July 6, 1995).

(q) Reclassifications and Use of Estimates.

     Certain amounts from the previous years have been reclassified to conform to the 1997 presentation of financial statements. Such reclassifications do not affect earnings.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(r) Other.

     For information regarding executive incentive compensation, pensions and other benefits, see Note 10.

(2) DERIVATIVE FINANCIAL INSTRUMENTS (RISK MANAGEMENT)

(a) Trading Activities.

     The Company, through NES, a subsidiary of NorAm, offers price risk management services primarily in the natural gas and electric industries. NES provides these services through, and by utilizing, a variety of derivative financial instruments, including fixed-price swap agreements, variable-price swap agreements,

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES exchange-traded energy futures and option contracts, and swaps and options traded in the over-the-counter financial markets. Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between either industry pricing publications or exchange quotations.

     Certain trading transactions qualify for hedge accounting and accordingly unrealized gains and losses associated with these transactions are deferred. For trading transactions that do not qualify for hedge accounting, NES uses mark-to-market accounting. Accordingly, such financial instruments are recorded at fair value with realized and unrealized gains (losses) recorded as a component of operating revenues in the Company's Consolidated Statements of Income. The recognized, unrealized balance is recorded as a deferred debit on the Company's Consolidated Balance Sheets.

     The notional quantities and maximum terms of derivative financial instruments held for trading purposes at December 31, 1997 are presented below (volumes in billions of British thermal units equivalent (Bbtue)):

                                                                  VOLUME-FIXED
                                                   VOLUME-FIXED      PRICE         MAXIMUM
                                                   PRICE PAYOR      RECEIVER     TERM (YEARS)
                                                   ------------   ------------   ------------
Natural gas......................................     85,701         64,890           4
Electricity......................................     40,511         42,976           1

     In addition to the fixed-price notional volumes above, NES also has variable-price swap agreements, as discussed above, totaling 101,465 Bbtue. Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure the Company's exposure to market or credit risks.

     The estimated fair value of derivative financial instruments held for trading purposes at December 31, 1997 are presented below (dollars in millions):

                                                                              AVERAGE FAIR
                                                      FAIR VALUE                VALUE(A)
                                                 ---------------------    ---------------------
                                                 ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                                 ------    -----------    ------    -----------
Natural gas..................................     $46          $39         $56          $48
Electricity..................................     $ 6          $ 6         $ 3          $ 2

---------------

(a) Computed using the ending balance of each month.

     Substantially all of the fair value shown in the table above at December 31, 1997 has been recognized in income. The fair value as of and for the year ended December 31, 1997 was estimated using quoted prices where available and considering the liquidity of the market for the derivative financial instruments. The prices are subject to significant changes based on changing market conditions. The derivative financial instruments included in the NES trading portfolio as of and for the year ended December 31, 1996 were immaterial.

     The weighted-average term of the trading portfolio, based on volumes, is less than one year. The maximum and average terms disclosed herein are not indicative of likely future cash flows as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and the Company's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(b) Non-Trading Activities.

     To reduce the risk from market fluctuations in the price of electric power, natural gas and related transportation, NorAm and certain of its subsidiaries enter into futures transactions, swaps and options (Energy Derivatives) in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements, although usage to date for this purpose has not been material. Usage of electricity derivative financial instruments by the Company and its subsidiaries for purposes other than trading is immaterial.

     Certain subsidiaries of the Company also utilize interest-rate derivatives (principally interest-rate swaps) in order to adjust the portion of its overall borrowings which are subject to interest-rate risk, and also utilize such derivatives to effectively fix the interest rate on debt expected to be issued for refunding purposes.

     For transactions involving either Energy Derivatives or interest-rate derivatives, hedge accounting is applied only if the derivative (i) reduces the price risk of the underlying hedged item and (ii) is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts which are inversely correlated to those of the item(s) to be hedged. This correlation (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of a correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied.

     In the case of interest-rate swaps associated with existing obligations, cash flows and expenses associated with the interest-rate derivative transactions are matched with the cash flows and interest expense of the obligation being hedged, resulting in an adjustment to the effective interest rate. When interest rate swaps are utilized to effectively fix the interest rate for an anticipated debt issuance, changes in the market value of the interest-rate derivatives are deferred and recognized as an adjustment to the effective interest rate on the newly issued debt.

     Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in the Company's Consolidated Statements of Income until the underlying hedged transaction occurs. Once it becomes probable that an anticipated transaction will not occur, deferred gains and losses are recognized. In general, the financial impact of transactions involving these Energy Derivatives is included in the Company's Statement of Consolidated Income under the captions (i) fuel expenses, in the case of natural gas transactions, and (ii) purchased power, in the case of electric power transactions. Cash flows resulting from these transactions in Energy Derivatives are included in the Company's Statements of Consolidated Cash Flows in the same category as the item being hedged.

     At December 31, 1997, subsidiaries of NorAm were fixed-price payors and fixed-price receivers in Energy Derivatives covering 38,754 Bbtu and 7,647 Bbtu of natural gas, respectively. Also, at December 31, 1997 subsidiaries of NorAm were parties to variable-priced Energy Derivatives totaling 3,630 Bbtu of natural gas. The weighted average maturity of these instruments is less than one year.

     The notional amount is intended to be indicative of the Company and its subsidiaries' level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When Energy Derivatives are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed as further discussed below. Under such circumstances, gains (losses) are deferred and recognized as a component of income when the underlying hedged item is recognized in income.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     The average maturity discussed above and the fair value discussed in Note 13 are not necessarily indicative of likely future cash flows as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and the Company's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

(c) Trading and Non-trading -- General Policy.

     In addition to the risk associated with price movements, credit risk is also inherent in the Company and its subsidiaries' risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While, as yet, the Company and its subsidiaries have experienced no significant losses due to the credit risk associated with these arrangements, the Company has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract. In order to minimize this risk, the Company and/or its subsidiaries, as the case may be, enter into such contracts primarily with those counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. For long-term arrangements, the Company and its subsidiaries periodically review the financial condition of such firms in addition to monitoring the effectiveness of these financial contracts in achieving the Company's objectives. Should the counterparties to these arrangements fail to perform, the Company would seek to compel performance at law or otherwise, or obtain compensatory damages in lieu thereof. The Company might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then current market prices. In such event, the Company might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, the Company believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is minimal.

     The Company's policies prohibit the use of leveraged financial instruments.

     The Company has established a Risk Oversight Committee to oversee all corporate price and credit risk, including NES' risk management and trading activities. The Risk Oversight Committee's responsibilities include reviewing the Company and its subsidiaries' overall risk management strategy and monitoring risk management activities to ensure compliance with the Company's risk management limitations, policies and procedures.

(3) RATE MATTERS

(a) Electric Proceedings.

     The Texas Utility Commission has original (or in some cases appellate) jurisdiction over Electric Operations' electric rates and services. Texas Utility Commission orders may be appealed to a District Court in Travis County, and from that court's decision an appeal may be taken to the Court of Appeals for the 3rd District at Austin (Austin Court of Appeals). Discretionary review by the Supreme Court of Texas may be sought from decisions of the Austin Court of Appeals. In the event that the courts ultimately reverse actions of the Texas Utility Commission, such matters are remanded to the Texas Utility Commission for action in light of the courts' orders.

(b) Transition and Price Reduction Plan.

     In 1997, the Texas legislature considered but did not pass legislation intended to address various issues concerning the restructuring of the electric utility industry, including proposals that would permit Texas retail electric customers to choose their own electric suppliers beginning on December 31, 2001. The legislative proposals included provisions relating to full stranded cost recovery; rate reductions; rate freezes; the

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES unbundling of generation operations, transmission and distribution and customer service operations; securitization of regulatory assets; and consumer protections. Although the Company and certain other parties (including the Texas Utility Commission) supported the bill, it was not enacted prior to the expiration of the legislative session.

     In October 1997, the Company announced a proposed transition to competition plan intended to address certain aspects of the proposals contained in the legislation formerly pending before the Texas legislature. By mid December 1997, negotiations resulted in a settlement agreement (Settlement Agreement) executed by the Company, the staffs of the Texas Utility Commission and the City of Houston, representatives of the state's principal consumer and industrial groups and others. The Settlement Agreement was subsequently filed with the Texas Utility Commission, where it is currently under consideration.

     Under the terms of the Settlement Agreement, residential customers will receive a 4% credit to the base cost of electricity in 1998, increasing to 6% in 1999. Small and mid-sized businesses will receive a 2% credit to their base costs beginning in 1998. The combined effect of these reductions is expected to decrease base revenues by $166 million over a two year period. In addition, the Company (over the next two years) will be permitted, as a way to assist the Company in mitigating its potentially stranded costs, to (i) redirect to production property all of its current depreciation expenses that would otherwise be credited to accumulated depreciation for transmission and distribution property, and (ii) apply any and all earnings above a rate of return cap of 9.95% to increase the depreciation of production property. The Company estimates that redirected depreciation over the two-year period of 1998 and 1999 will be approximately $364 million. As part of the Settlement Agreement, the Company agreed to support proposed legislation in the 1999 Texas legislative session that includes provisions providing for retail customer choice effective December 31, 2001 and other provisions consistent with those in the 1997 proposed legislation.

     The Settlement Agreement is currently under consideration by the Texas Utility Commission, the City of Houston and other cities served by HL&P. In December 1997, the Texas Utility Commission approved the petition filed by the Company to implement the requested base rate credits on a temporary basis beginning January 1, 1998, and pending final Texas Utility Commission consideration. The approval also included the accounting order necessary to permit the Company to begin redirecting depreciation from its transmission and distribution facilities to production property on a temporary basis pending final Texas Utility Commission consideration. A procedural schedule has been developed by the Texas Utility Commission whereby a final decision regarding the Settlement Agreement would be reached by the end of March 1998.

(c) 1995 Rate Case.

     In August 1995, the Texas Utility Commission unanimously approved a settlement resolving the Company's most recent rate case (Docket No. 12065) as well as a separate proceeding (Docket No. 13126) regarding the prudence of operation of the South Texas Project.

     See Note 1(f) regarding additional depreciation and amortization that is permitted under the 1995 Rate Case Settlement with respect to the South Texas Project and the Company's investment in certain lignite reserves associated with a canceled generating station.

(d) Docket No. 6668.

     In September 1997, the Company received a judgment dismissing all outstanding appeals of the Texas Utility Commission's order in Docket No. 6668, an inquiry into the prudence of the planning and construction of the South Texas Project. In that order, the Texas Utility Commission had determined that $375.5 million of the Company's $2.8 billion investment in the South Texas Project had been imprudently incurred. That ruling was incorporated into Electric Operations' 1988 and 1991 rate cases. As a result of this judgment, all

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES outstanding appeals of prior rate cases involving the Company have now been dismissed and the orders granted in such cases are now final.

(4) JOINTLY OWNED ELECTRIC UTILITY PLANT

(a) Investment in South Texas Project.

     The Company has a 30.8% interest in the South Texas Project, which consists of two 1,250 MW nuclear generating units, and bears a corresponding 30.8% share of capital and operating costs associated with the project. As of December 31, 1997, the Company's investment in the South Texas Project was $1.8 billion (net of $714 million accumulated depreciation). The Company's investment in nuclear fuel (including AFUDC) was $51 million (net of $205 million amortization) as of such date.

     Effective November 1997, the Company and the other three owners of the South Texas Project completed the transfer of the Company's responsibilities for operation of the South Texas Project to a new Texas non-profit corporation formed by the four owners and known as the STP Nuclear Operating Company (STPNOC). STPNOC was formed exclusively for the purpose of operating the South Texas Project, and the Company's officers and employees who had been responsible for day-to-day operation and management of the South Texas Project were transferred to the operating company in October, 1997 and the related employee benefit obligations were transferred in December, 1997. The operating company is managed by a board of directors composed of one director from each of the four owners, along with the chief executive officer of STPNOC. Formation of STPNOC did not affect the underlying ownership of the South Texas Project, which continues as a tenancy in common among the four owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. The four owners continue to provide overall oversight of the operations of the South Texas Project through an owners' committee composed of representatives of each of the owners and through the board of directors of STPNOC.

(b) 1996 Settlement of South Texas Project Litigation.

     In 1996, the Company recorded an aggregate $95 million ($62 million net of tax) charge in connection with various settlements of lawsuits filed by co-owners of the South Texas Project. The formation of STPNOC by the four co-owners (including the Company) of the South Texas Project was contemplated by these settlements. For information about the execution of an operations agreement with the City of San Antonio in connection with one of these settlements, see Note 12(c).

(c) Nuclear Insurance.

     The Company and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. This coverage consists of $500 million in primary property damage insurance and excess property insurance in the amount of $2.25 billion. With respect to excess property insurance, the Company and the other owners of the South Texas Project are subject to assessments, the maximum aggregate assessment under current policies being $11.5 million during any one policy year. The application of the proceeds of such property insurance is subject to the priorities established by the Nuclear Regulatory Commission (NRC) regulations relating to the safety of licensed reactors and decontamination operations.

     Pursuant to the Price Anderson Act (Act), the maximum liability to the public of owners of nuclear power plants, such as the South Texas Project, was $8.72 billion as of December 1997. Owners are required under the Act to insure their liability for nuclear incidents and protective evacuations by maintaining the

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES maximum amount of financial protection available from private sources and by maintaining secondary financial protection through an industry retrospective rating plan. The assessment of deferred premiums provided by the plan for each nuclear incident is up to $79.3 million per reactor, subject to indexing for inflation, a possible 5% surcharge (but no more than $10 million per reactor per incident in any one year) and a 3% state premium tax. The Company and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition and results of operations.

(d) Nuclear Decommissioning.

     The Company contributes $14.8 million per year to a trust established to fund its share of the decommissioning costs for the South Texas Project. For a discussion of securities held in the Company's nuclear decommissioning trust, see Note 1(o). In May 1994, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $318 million (1994 dollars). The consultant's calculation of decommissioning costs for financial planning purposes used the DECON methodology (prompt removal/dismantling), one of the three alternatives acceptable to the NRC, and assumed deactivation of Units Nos. 1 and 2 upon the expiration of their 40-year operating licenses. While the current and projected funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning, changes in regulatory and accounting requirements, changes in technology and changes in costs of labor, materials and equipment.

(e) Assessment Fees for Spent Fuel Disposal and Enrichment and Decommission

     By contract, the United States Department of Energy (DOE) has committed itself ultimately to take possession of all spent fuel generated by the South Texas Project. The DOE contract currently requires payment of a spent fuel disposal fee on nuclear plant-generated electricity of one mill (one-tenth of a cent) per net KWH sold. This fee is subject to adjustment to ensure full cost recovery by the DOE. The Energy Policy Act also includes a provision that assesses a fee upon domestic utilities that purchased nuclear fuel enrichment services from the DOE before October 24, 1992. The South Texas Project's assessment is approximately $2 million per year (subject to escalation for inflation). The Company has a remaining estimated liability of $5.5 million for such assessments.

(5) EQUITY INVESTMENTS IN FOREIGN AFFILIATES

     HI Energy, a wholly owned subsidiary of the Company formed in 1993, participates primarily in the development and acquisition of foreign independent power projects and the privatization of foreign generating and distribution companies.

     The Company accounts for affiliate investments of its subsidiaries under the equity method of accounting where: (i) the subsidiary's ownership interest in the affiliate ranges from 20% to 50%, (ii) the ownership interest is less than 20% but the subsidiary exercises significant influence over operating and financial policies of such affiliate or (iii) the subsidiary's ownership interest in the affiliate exceeds 50% but the subsidiary does not exercise control over the affiliate. The Company's proportionate share of the equity in net income in these affiliates for the years ended December 31, 1997, 1996 and 1995 was $48.6 million, $17 million and $.5 million, respectively, which amounts are included on the Company's Statements of Consolidated Income in Revenues -- International.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     The Company's and its subsidiaries' equity investments in foreign and non-regulated affiliates at December 31, 1997 and 1996 were $704 million and $502 million, respectively.

(a) Acquisitions.

     In May 1996, a subsidiary of HI Energy acquired 11.35% of the common stock of Light, a publicly held Brazilian corporation, for $393 million which includes the direct costs of the acquisition. Light is the operator under a 30-year concession agreement of an integrated electric power and distribution system that serves a portion of the state of Rio de Janeiro, Brazil, including the city of Rio de Janeiro. The winning bidders in the government-sponsored auction of Light, including a subsidiary of HI Energy, formed a consortium whose aggregate ownership interest of 50.44% represents a controlling interest in Light.

     In June 1997, a consortium of investors which included a subsidiary of HI Energy, acquired for $496 million a 56.7% controlling ownership interest in Empresa de Energia del Pacifico S.A.E.S.P. (EPSA), an electric utility system serving the Valle de Cauca region of Colombia, including the area surrounding the city of Cali. HI Energy contributed $152 million of the purchase price for a 28% ownership interest in EPSA. In addition to its distribution facilities, EPSA owns 850 MW of electric generation capacity.

     In May 1997, HI Energy increased its indirect ownership interest in Empresa de la Plata S.A. (EDELAP), an Argentina electric utility, from 48% to 63%. The purchase price of the additional interest was $28 million. HI Energy has recorded its investment in EDELAP using the equity method because of the significance of the participatory rights held by a minority shareholder.

     HI Energy has accounted for these transactions under purchase accounting and has recorded its investments and its interest in the affiliates' earnings after the acquisition dates using the equity method. The purchase prices were allocated on the basis of the estimated fair market values of the assets acquired and the liabilities assumed as of the dates of acquisition. The differences between the amounts paid and the underlying fair values of the net assets acquired are being amortized as a component of earnings attributable to unconsolidated affiliates over the estimated lives of the projects ranging from 30 to 40 years. Purchase price adjustments to fixed assets are being amortized over the underlying assets' estimated useful lives.

(b) Valuation Allowance.

     HI Energy is an investor in two waste tire-to-energy projects in the State of Illinois. The projects had been developed by HI Energy in reliance upon a state subsidy intended to encourage development of energy project facilities for the disposal of solid waste. In March 1996, the State of Illinois repealed the subsidy. As a result of the loss of the subsidy, the Company recorded (i) a $28 million valuation allowance effective in the fourth quarter of 1995 (resulting in an $18 million after-tax charge in that year) and (ii) an additional $8 million valuation allowance in the first quarter of 1996 (resulting in a $5 million after-tax charge in that year). At the time of the Illinois legislature's actions, construction work on one of the waste-to-energy projects had been substantially completed.

     The valuation allowance reflects the combined amounts lent to the projects on a subordinated basis by HI Energy. HI Energy also is a party to two separate note purchase agreements committing it, under certain circumstances, to lend up to an additional $16 million. The Company has entered into a support agreement to enable HI Energy to honor its obligation under these note purchase agreements. In the Company's opinion, it is unlikely that additional loans would be required to be made under the note purchase agreements relating to the facility for which construction had been substantially completed (Ford Heights Project). In March 1996, a subsidiary of HI Energy purchased from a senior lending bank all notes relating to the project for which construction had not yet commenced (Fulton Project) (approximately $4.1 million). As a consequence, HI Energy has discretion over when, if ever, the construction activities for the Fulton project will

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES resume and, in turn, control over future obligations of HI Energy to acquire additional subordinated notes for the Fulton project.

     The Company and HI Energy are defendants in various lawsuits filed in connection with the Ford Heights Project. CGE Ford Heights, L.L.C., (CGE Ford Heights) the owner of the project, has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. In October 1997, CGE Ford Heights filed a lawsuit against First Trust National Association, HI Energy and Zurn Industries, Inc. (Zurn). CGE Ford Heights is seeking a determination of the funding obligations of HI Energy and Zurn. In addition, the trustee for the holders of the bonds issued to finance the project has filed suit against the Company, HI Energy and Zurn. The trustee alleges that the Company and HI Energy are obligated to contribute to CGE Ford Heights approximately $15 million in the form of subordinated debt obligations. The Company and HI Energy are vigorously contesting the matter. The Company does not believe that the litigation will have a material adverse impact on the Company's or HI Energy's financial statements.

(6) COMMON STOCK

     At December 31, 1997, the Company had 282,875,266 shares of common stock issued and outstanding (out of a total of 700,000,000 authorized shares). At December 31, 1996, the number of shares of outstanding common stock of Former HI was 233,335,481.

     Outstanding common shares excluded (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (12,388,551 and 13,370,939 at December 31, 1997 and 1996, respectively) and (ii) treasury shares (93,459 and 16,042,027 at December 31, 1997 and 1996, respectively). Treasury shares at December 31, 1996 represent shares purchased under a common stock repurchase program prior to the Merger. In connection with the Merger, these treasury shares were canceled and retired in August 1997. At December 31, 1997, the Company held 93,459 shares, which shares were received from holders of Company stock options, who surrendered shares of Company stock as partial payment for the exercise price of their stock options.

     In 1997, the Company paid four regular quarterly dividends aggregating $1.50 per share on its common stock pursuant to dividend declarations made in December 1996, March 1997, June 1997 and September 1997. In December 1997, the Company declared its regular quarterly dividend of $0.375 per share to be paid in March 1998. For information regarding certain restrictions on payments of dividends, see Note 8(c).

(7) PREFERRED AND PREFERENCE STOCK

(a) Preferred Stock.

     At December 31, 1997, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares were outstanding. As of such date, the Company's only outstanding series of preferred stock was its $4.00 Preferred Stock. The $4.00 Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

     In April 1997, the Company redeemed all remaining 257,000 shares of its $9.375 cumulative preferred stock pursuant to mandatory sinking fund requirements at a cost of $25.7 million, plus accrued dividends. In February 1997, the Company redeemed the following three series of its cumulative preferred stock at the redemption prices, plus accrued dividends, indicated:

                                                            NUMBER OF    REDEMPTION PRICE
                         SERIES                              SHARES         PER SHARE
                         ------                             ---------    ----------------
$6.72....................................................    250,000         $102.51
$7.52....................................................    500,000         $102.35
$8.12....................................................    500,000         $102.25

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(b) Preference Stock.

     At December 31, 1997, the Company had 10,000,000 authorized shares of preference stock, of which 700,000 shares are classified as Series A Preference Stock and 27,000 shares are classified as Series B Preference Stock. As of December 31, 1997, there were no shares of Series A Preference Stock issued and outstanding (such shares being issuable in accordance with the Company's Shareholder Rights Agreement upon the occurrence of certain events). The number of shares of Series B Preference Stock issued and outstanding as of December 31, 1997 was 17,000. The sole holder of the Series B Preference Stock is a wholly owned financing subsidiary of the Company. See Note 8(c).

     Each share of common stock of the Company includes one associated preference stock purchase right (Company Right). Under certain circumstances, each Company Right entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share (Fractional Share) of Series A Preference Stock, without par value (Series A Preference Stock), at a purchase price of $42.50 per Fractional Share, subject to adjustments. The shareholder rights plan was adopted by the shareholders of Former HI in August 1990 and was assumed by the Company, with certain amendments, effective upon the Merger.

(8) LONG-TERM DEBT AND SHORT-TERM FINANCING

(a) Consolidated Debt.

     The Company's consolidated long-term and short-term debt outstanding is summarized in the following table. Of the amount of long-term and short-term debt outstanding as of December 31, 1997, $1.8 billion represents debt of NorAm which was assumed and adjusted to fair market value as of the Acquisition Date.

             CONSOLIDATED LONG-TERM DEBT AND SHORT-TERM BORROWINGS
                                 (IN MILLIONS)

                                              DECEMBER 31, 1997       DECEMBER 31, 1996
                                             --------------------    --------------------
                                             LONG-TERM    CURRENT    LONG-TERM    CURRENT
                                             ---------    -------    ---------    -------
Short-Term Borrowings:
  Commercial Paper........................                $1,435                  $1,338
  Lines of Credit.........................                   390
  NorAm Receivables Facility..............                   300
                                                          ------                  ------
Total Short-Term Borrowings...............                 2,125                   1,338
                                                          ------                  ------
Long-Term Debt -net:
  ACES....................................    $1,174
  Debentures(1)(2)........................       669                  $  349
  First Mortgage Bonds(1).................     2,495                   2,670         225
  Pollution Control Bonds.................       118           5           5
  NorAm Medium-Term Notes(2)..............       182          79
  Notes Payable(2)........................       565         166           1
  Capital Leases..........................        15           1           1           4
                                              ------      ------      ------      ------
Total Long-Term Debt......................     5,218         251       3,026         229
                                              ------      ------      ------      ------
  Total Long-Term and Short-Term Debt.....    $5,218      $2,376      $3,026      $1,567
                                              ======      ======      ======      ======

---------------

(1) Includes unamortized discount related to debentures of approximately $1 million at December 31, 1997 and 1996 and unamortized discount related to first mortgage bonds of approximately $14 million and $15 million at December 31, 1997 and 1996, respectively.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(2) Includes unamortized premium related to fair value adjustments of approximately $15.8 million for Debentures at December 31, 1997. The unamortized premium for NorAm long-term and current medium-term notes at December 31, 1997 was approximately $16.7 million and $2.8 million, respectively. The unamortized premium for long-term and current notes payable was approximately $13.7 million and $3.3 million, respectively, at December 31, 1997. See Note 1(b).

     Consolidated maturities of long-term debt and sinking fund requirements for the Company (including NorAm) are approximately $251 million in 1998, $378 million in 1999, $1.430 billion in 2000, $401 million in 2001 and $207 million in 2002.

(b) First Mortgage Bonds.

     As of December 31, 1997, the Company had an aggregate of $2.5 billion principal amount of its first mortgage bonds issued and outstanding.

     In the first quarter of 1997, the Company repaid at maturity $40 million aggregate principal amount of its 5 1/4% first mortgage bonds and $150 million aggregate principal amount of its 7 5/8% first mortgage bonds. In June 1997, the Company purchased $57.6 million aggregate principal amount of its 9.15% first mortgage bonds due 2021 for a total purchase price of $69.6 million, plus accrued interest. In November 1997, the Company repaid at maturity $35 million aggregate principal amount of its 6 3/4% first mortgage bonds.

     Sinking or improvement fund requirements of the Company's first mortgage bonds outstanding will be approximately $28.3 million for each of the years 1998 through 2002. Such requirements may be satisfied by certification of property additions at 100% of the requirements. Sinking or improvement fund requirements for 1997 and prior years have been satisfied by certification of property additions.

     The Company has agreed to expend an amount each year for replacements and improvements in respect of its depreciable mortgaged utility property equal to $1,450,000 plus 2 1/2% of net additions to such mortgaged property made after March 31, 1948 and before July 1 of the preceding year. Such requirement may be met with cash, first mortgage bonds, gross property additions or expenditures for repairs or replacements, or by taking credit for property additions at 100% of the requirements. With respect to first mortgage bonds of a series subject to special redemption, the Company has the option to use deposited cash to redeem first mortgage bonds of such series at the applicable special redemption price. The replacement fund requirement to be satisfied in 1998 is approximately $310.3 million.

     The amount of the first mortgage bonds that may be issued by the Company is unlimited as to issuance, but limited by property, earnings and other provisions of the Mortgage and Deed of Trust dated as of November 1, 1944, between the Company and South Texas Commercial National Bank of Houston (Chase Bank of Texas, National Association, as Successor Trustee) and the supplemental indentures thereto. Substantially all properties used in the conduct of the business and operations of Electric Operations are subject to liens securing the long-term debt under the mortgage.

(c) FinanceCo Credit Facility.

     In August 1997, a limited partnership special purpose subsidiary of the Company (FinanceCo) established a five-year, $1.644 billion revolving credit facility with a consortium of commercial banks (FinanceCo Facility). The FinanceCo Facility supported $1.435 billion in commercial paper borrowings by FinanceCo at December 31, 1997 recorded as notes payable on the Consolidated Balance Sheet. The weighted average interest rate of these borrowings at December 31, 1997 was 6.15%. Proceeds from the initial issuances of commercial paper were used to purchase newly issued shares of Series B Preference Stock of the Company. The Company, in turn, used the proceeds from such stock issuance to fund the cash portion of the consideration paid to Former NorAm stockholders under the terms of the Merger.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     Borrowings under the FinanceCo Facility bear interest at a rate based upon the London interbank offered rate (LIBOR) plus a margin, a base rate or at a rate determined through a bidding process. The FinanceCo Facility may be used
(i) to support the issuance of commercial paper or other short-term indebtedness of FinanceCo, (ii) subject to certain limitations, to finance repurchases of Company common stock and (iii) subject to certain limitations, to provide funds for general purposes of FinanceCo, including the making of intercompany loans to, or securing letters of credit for the benefit of, FinanceCo's affiliates.

     The FinanceCo Facility requires the Company to maintain a ratio of consolidated indebtedness for borrowed money to consolidated capitalization (as defined) that does not exceed 0.62:1.00 from January 1, 1998 through December 31, 1998 and 0.60:1.00 from January 1, 1999 until termination of the FinanceCo Facility. The FinanceCo Facility also contains restrictions applicable to the Company and certain of its subsidiaries with respect to, among other things, (i) liens, (ii) consolidations, mergers and dispositions of assets, (iii) dividends and repurchases of common stock, (iv) certain types of investments and (v) certain changes in its business. The FinanceCo Facility contains customary covenants and default provisions applicable to FinanceCo and its subsidiaries, including limitations on, among other things, additional indebtedness (other than certain permitted indebtedness), liens and certain investments or loans.

     Subject to certain conditions and limitations, the Company is required to make cash payments from time to time to FinanceCo from excess cash flow (as defined in the FinanceCo Facility) to the extent necessary to enable FinanceCo to meet its financial obligations. At December 31, 1997, commercial paper supported by the FinanceCo Facility was secured by pledges of (i) the shares of common stock of NorAm held by the Company, (ii) all of the limited and general partner interests of FinanceCo and all of the Company's interest in the general partner of FinanceCo, (iii) the capital stock of HI Energy, (iv) the Series B Preference Stock and (v) certain intercompany notes held by FinanceCo. The obligations under the FinanceCo Facility are not secured by the utility assets of the Company or NorAm or by the Company's investment in Time Warner securities.

     The Company's outstanding commercial paper balance at December 31, 1996 was $1.3 billion. The weighted average interest rate at December 31, 1996 was 5.90%.

(d) Company Bank Facility.

     The Company meets its short-term financing needs primarily through sales of commercial paper supported by a $200 million revolving credit facility. Borrowings under the facility are unsecured and a facility fee is paid. At December 31, 1997, there was no outstanding commercial paper and there were no outstanding borrowings under the bank facility.

(e) ACES.

     The Company owns 11 million shares of non-publicly traded TW Preferred. See
Note 1(n). To monetize its investment in these securities, the Company sold in July 1997, 22,909,040 of its unsecured 7% ACES having a face amount of $45.9375 per security.

     At maturity, the principal amount of the ACES will be mandatorily exchangeable by the Company into either (i) a number of shares of common stock of Time Warner based on an exchange rate or (ii) cash having an equal value. Subject to adjustments that may result from certain dilution events, the exchange rate for each ACES is determined as follows: (i) 0.8264 shares of Time Warner common stock if the price of Time Warner common stock at maturity (Maturity Price) is at least $55.5844 per share, (ii) a fractional share of Time Warner common stock such that the fractional share will have a value equal to $45.9375 if the Maturity Price is less than $55.5844 but greater than $45.9375 and (iii) one share of Time Warner common stock if the Maturity Price is not more than $45.9375.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     Prior to maturity, the Company has the option of redeeming the ACES if (i) changes in federal tax regulations require recognition of a taxable gain on the Company's TW Preferred and (ii) the Company could defer such gain by redeeming the ACES. The redemption price is 105% of the closing sales price of the ACES as determined over a period prior to the redemption notice. The redemption price may be paid in cash or in shares of Time Warner common stock or a combination of the two.

     The Company used the net proceeds of the sale of the ACES (approximately $1.021 billion) to retire in 1997 an equivalent amount of the Company's then outstanding commercial paper.

     For information regarding the Company's accounting treatment of the ACES, including certain accounting losses that may result upon increases in the price of Time Warner common stock, see Note 1(n).

(f) Pollution Control Revenue Refunding Bonds.

     In January 1997, the Brazos River Authority (BRA) and the Matagorda County Navigation District Number One (MCND) issued, on behalf of the Company, $118 million aggregate principal amount of pollution control revenue bonds. The BRA and MCND bonds will mature in 2018 and 2028, respectively. The proceeds from the sale of these securities were used to redeem all outstanding 7 7/8% BRA Series 1986A pollution control revenue bonds ($50 million) and 7 7/8% MCND Series 1986A pollution control revenue bonds ($68 million) at a redemption price of 102% of the aggregate principal amount of each series. In 1997, the bonds bore interest at a floating rate. The weighted average interest rate at December 31, 1997 was 5.01%. Subject to certain conditions, the Company may change the method of determining the interest rate on the bonds from a daily to a weekly, commercial paper or long-term interest rate. The bonds are subject to a mandatory tender for purchase upon certain events, including changes in the method of determining interest rates on the bonds. When a daily or weekly rate is in effect for the bonds, holders of the bonds of such issue have the option to have their bonds purchased at 100% of their principal amount plus accrued interest to the date of the purchase. Bonds tendered prior to maturity may be remarketed. Although it is anticipated that all bonds tendered will be purchased with proceeds from the subsequent offer and sale of the tendered bonds, the Company has entered into standby purchase agreements with commercial banks to provide approximately $120 million for the purchase of tendered bonds in the event such proceeds are not available. Facility fees are payable in connection with these facilities.

(g) NorAm Bank Facilities.

     In 1997, NorAm met its short-term financing needs primarily through a bank facility, bank lines of credit and a receivables facility. NorAm's principal short-term credit facility (NorAm Credit Facility) of $400 million expires in December 1998. Unsecured borrowings under the NorAm Credit Facility at December 31, 1997 aggregated $340 million and had a weighted average interest rate of 6.30%. A facility fee of .14% per annum is payable on the $400 million commitment. In addition, NorAm had $50 million of outstanding loans under uncommitted lines of credit at December 31, 1997 having a weighted average interest rate of 6.82%.

     Under a trade receivables facility (Receivables Facility) which expires in August 1999, NorAm sells, with limited recourse, an undivided interest (limited to a maximum of $300 million) in a designated pool of accounts receivable. The amount of receivables sold and uncollected was $300 million at December 31, 1997. The weighted average interest rate at December 31, 1997 was approximately 5.65%. Certain of NorAm's remaining receivables serve as collateral for receivables sold and represent the maximum exposure to NorAm should all receivables sold prove ultimately uncollectible. NorAm has retained servicing responsibility under the Receivables Facility for which it is paid a servicing fee. Beginning in 1997 and pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", NorAm accounts for amounts transferred pursuant to the Receivables Facility as collateralized borrowings. As a result,

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES these receivables are recorded as assets on the Company's December 31, 1997 Consolidated Balance Sheet and amounts received by NorAm pursuant to this facility are recorded as notes payable.

     In May 1997, NorAm obtained an unsecured, 18-month bank term loan in the amount of $150 million (included in Notes Payable). The term loan carries a LIBOR-based floating interest rate. Proceeds from the term loan were used to refund a portion of NorAm's 9.875% Notes which matured in April 1997. NorAm has entered into two interest rate swaps, each with a term of 19 months, having an aggregate notional amount of $150 million which, as of December 31, 1997, effectively fixed the interest rate on borrowings under the term loan agreement at approximately 6.775%.

(h) NorAm Long-Term Debt.

     At December 31, 1997, NorAm has issued and outstanding $116 million aggregate principal amount ($107 million after Merger fair value adjustments) of its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of Company common stock and $14.24 in cash. NorAm is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures beginning on March 15, 1997 and on each succeeding March 15 up to and including March 15, 2011. NorAm (i) may credit against the sinking fund requirements any Subordinated Debentures redeemed by NorAm and Subordinated Debentures which have been converted at the option of the holder and (ii) may deliver purchased Subordinated Debentures in satisfaction of the sinking fund requirements. Since the Acquisition Date, Subordinated Debentures aggregating $27,250 were converted.

     In the fourth quarter of 1997, NorAm purchased $101.4 million aggregate principal amount of its 10% Debentures due 2019 at an average price of 111.98% plus accrued interest. Because NorAm's debt was stated at fair market value as of the date of the acquisition, the loss on the reacquisition of these debentures was not material. In December 1997, NorAm repaid at maturity $52 million aggregate principal amount of its medium-term notes.

(i) Restrictions on NorAm's Stockholders' Equity and Debt.

     Under the provisions of NorAm's revolving credit facility or certain other NorAm financial arrangements, NorAm's total debt is limited to 72% of its total capitalization and NorAm is required to maintain a minimum level of stockholders' equity. In addition, NorAm's total debt would be limited to $2.055 billion if its ratio of total debt to total capitalization increased to 60%. The minimum level of stockholders' equity was initially set at $700 million at December 31, 1995, increasing annually thereafter by (1) 50% of positive consolidated net income and (2) 50% of the proceeds from any incremental equity offering made after June 30, 1996. At December 31, 1997, these provisions did not significantly restrict NorAm's ability to issue debt or to pay dividends.

(j) HI Energy Notes Payable.

     In 1996, a subsidiary of HI Energy entered into a $167.5 million loan agreement in order to refinance a portion of the acquisition costs of Light. The full proceeds of the loan, net of a $17.5 million debt reserve account established for the benefit of the lenders, was funded in April 1997. The loan (included in Notes Payable) is secured by, among other things, a pledge of the shares of Light and of a subsidiary of HI Energy that is the indirect holder of the shares of Light.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(9) TRUST SECURITIES

(a) Company.

     In February 1997, two Delaware statutory business trusts (HI Trusts) established by the Company issued (i) $250 million of preferred securities and
(ii) $100 million of capital securities, respectively. The preferred securities have a distribution rate of 8.125% payable quarterly in arrears, a stated liquidation amount of $25 per preferred security and must be redeemed by March 2046. The capital securities have a distribution rate of 8.257% payable quarterly in arrears, a stated liquidation amount of $1,000 per capital security and must be redeemed by February 2037.

     The HI Trusts sold the preferred and capital securities to the public and used the proceeds to purchase $350 million aggregate principal amount of subordinated debentures (Debentures) from the Company having interest rates corresponding to the distribution rates of the securities and maturity dates corresponding to the mandatory redemption dates of the securities. The HI Trusts are accounted for as wholly owned consolidated subsidiaries of the Company. The Debentures are the HI Trusts' sole assets. Proceeds from the sale of the Debentures were used by the Company for general corporate purposes, including the repayment of short-term debt and the redemption of three series of the Company's outstanding cumulative preferred stock at the following redemption prices, plus accrued dividends:

                                                            NUMBER OF    REDEMPTION PRICE
                         SERIES                              SHARES         PER SHARE
                         ------                             ---------    ----------------
$6.72...................................................     250,000         $102.51
$7.52...................................................     500,000         $102.35
$8.12...................................................     500,000         $102.25

     The Company has fully and unconditionally guaranteed, on a subordinated basis, each Trust's obligations, including the payment of distributions and all other payments due with respect to the respective preferred and capital securities.

     The preferred and capital securities are mandatorily redeemable upon the repayment of the related Debentures at their stated maturity or earlier redemption.

     Subject to certain limitations, the Company has the option of deferring payments of interest on the Debentures held by the HI Trusts. If and for as long as payments on the Debentures have been deferred, or an event of default under the indenture relating thereto has occurred and is continuing, the Company may not pay dividends on its capital stock. As of December 31, 1997, no interest payments on the Debentures had been deferred.

(b) NorAm.

     In June 1996, a Delaware statutory business trust (NorAm Trust) established by NorAm issued $172.5 million of convertible preferred securities and sold approximately $5.3 million of NorAm Trust common securities (106,720 securities, representing 100% of the NorAm Trust's common equity) to NorAm . The convertible preferred securities have a distribution rate of 6.25% payable quarterly in arrears, a stated liquidation amount of $50 per convertible preferred security and must be redeemed by 2026. The NorAm Trust sold the convertible preferred securities to the public and used the proceeds, in addition to the common stock proceeds, to purchase $177.8 million of 6.25% Convertible Junior Subordinated Debentures from NorAm having an interest rate corresponding to the distribution rate of the convertible preferred securities and a maturity date corresponding to the mandatory redemption date of the convertible preferred securities. The NorAm Trust is accounted for as a wholly owned consolidated subsidiary of NorAm. The junior subordinated debentures are the sole assets of the NorAm Trust. NorAm has fully and unconditionally guaranteed, on a subordinated basis, the NorAm Trust's obligations, including the payment of distributions and all other

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES payments, with respect to the convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the related junior subordinated debentures at their stated maturity or earlier redemption. Following the Merger, each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Company common stock. Since the Acquisition Date, convertible preferred securities aggregating $14.1 million were converted, leaving $16.4 million principal amount (unamortized fair value of $21.3 million, net of issuance costs) of convertible preferred securities outstanding at December 31, 1997.

(10) STOCK-BASED INCENTIVE COMPENSATION PLANS AND RETIREMENT PLANS

(a) Incentive Compensation Plans.

     The Company has Long-Term Incentive Compensation plans (LICP) and other incentive compensation plans that provide for the issuance of stock-based incentives (including performance-based stock compensation and restricted shares, stock options and stock appreciation rights) to key employees of the Company, including officers. As of December 31, 1997, 96 current and former employees participated in the plans. A maximum of approximately 9 million shares of common stock may be issued under these plans. Under the LICP, beginning one year after the grant date, the options become exercisable in one-third increments each year. Performance-based stock compensation issued and restricted shares granted were 704,865 in 1997, 69,905 in 1996, and 49,792 in 1995.

     Stock option activity for the years 1995 through 1997 is summarized below:

                                                                            WEIGHTED
                                                                             AVERAGE
                                                            NUMBER      PRICE AT DATE OF
                                                           OF SHARES    GRANT OR EXERCISE
                                                           ---------    -----------------
Outstanding at December 31, 1994.......................      302,578      $    22.7025
  Options Granted......................................      133,324      $    17.8277
  Options Canceled.....................................      (24,560)

Outstanding at December 31, 1995.......................      411,342      $    21.1414
  Options Granted......................................      101,798      $     24.375
  Options Exercised....................................         (574)     $      17.75
  Options Withheld for Taxes...........................          (90)
  Options Canceled.....................................      (13,824)

Outstanding at December 31, 1996.......................      498,652      $    21.7796
  Options Granted......................................      382,954      $    21.0673
  Options Converted at Acquisition(1)..................      622,504      $    12.9002
  Options Exercised(1).................................     (281,053)     $     9.2063
  Options Withheld for Taxes...........................          (72)
  Options Canceled.....................................     (148,418)

Outstanding at December 31, 1997.......................    1,074,567      $    19.0728

Exercisable at:
  December 31, 1997....................................      645,304      $ 7.00-35.18
  December 31, 1996....................................      280,270      $17.75-23.25
  December 31, 1995....................................      181,924      $21.75-23.25

---------------

(1) Effective upon the Merger, each holder of an unexpired NorAm stock option, whether or not then exercisable, was entitled to elect to either (i) have all or any portion of their NorAm stock options canceled and "cashed out" or
    (ii) have all or any portion of their NorAm stock options converted to the Company's stock options. There were 622,504 NorAm stock options converted into the Company's stock

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES options at the Acquisition Date. Options exercised during 1997 included approximately 277,000 shares related to NorAm stock options which were converted at the Merger.

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation." (SFAS No. 123) In accordance with SFAS No. 123, the Company will continue to apply the existing rules contained in Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock compensation as required by SFAS No. 123.

     The following pro forma summary of the Company's consolidated results of operations have been prepared as if the fair value based method of accounting for employee stock compensation as required by SFAS No. 123 had been applied:

                                                      1997        1996         1995
                                                    --------    --------    ----------
                                                          (THOUSANDS OF DOLLARS,
                                                          EXCEPT PER SHARE DATA)
Net Income as reported............................  $420,948    $404,944    $1,105,524
SFAS No. 123 effect...............................    (2,374)     (1,098)         (244)
                                                    --------    --------    ----------
Pro forma Net Income..............................  $418,574    $403,846    $1,105,280
                                                    ========    ========    ==========
Basic and Diluted Earnings per Common Share As
  reported........................................  $   1.66    $   1.66    $     4.46
                                                    $   1.65    $   1.66    $     4.46

     The fair value of options granted during 1995, 1996 and 1997 were calculated using the Black-Scholes model. The significant assumptions incorporated in the Black-Scholes model in estimating the fair value of the options include (i) an interest rate of 7.78% for 1995 and 5.65% for 1996 and an interest rate of 6.58% for 1997 that represents the interest rate on a U.S. Treasury security with a maturity date corresponding with the option term, (ii) an option term of ten years, (iii) volatility of 19.647% for 1995, 15.713% for 1996 and a volatility of 22.06% for 1997 calculated using daily stock prices for the period prior to the grant date, and (iv) expected common dividends of $1.50 per share representing annualized dividends at the date of grant.

(b) Pension.

     The Company has a noncontributory retirement plan which covers the employees of the Company and its subsidiaries other than NorAm. NorAm has two noncontributory retirement plans: (i) the plan which covers the employees of NorAm other than Minnegasco employees and (ii) the plan which covers Minnegasco employees. The plans provide retirement benefits based on years of service and compensation. The Company and NorAm's funding policy is to contribute amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the plans consist principally of common stocks and high-quality, interest-bearing obligations.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     Net pension cost for the Company attributable to continuing operations includes the following components:

                                                          YEAR ENDED DECEMBER 31,
                                                     ---------------------------------
                                                       1997         1996        1995
                                                     ---------    --------    --------
                                                           (THOUSAND OF DOLLARS)
Service cost -- benefits earned during the
  period...........................................  $  26,848    $ 24,392    $ 22,852
Interest cost on projected benefit obligation......     67,640      51,560      49,317
Actual (return) loss on plan assets................   (100,390)    (75,326)    (96,004)
Net amortization and deferrals.....................     14,025      17,514      50,889
                                                     ---------    --------    --------
          Net pension cost.........................      8,123      18,140      27,054
Transfer of obligation to STPNOC...................     (6,077)
SFAS No. 88 -- curtailment expense.................     12,947      12,698       7,096
                                                     ---------    --------    --------
          Total pension cost.......................  $  14,993    $ 30,838    $ 34,150
                                                     =========    ========    ========

     The funded status of the Company's retirement plans was as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                 1997         1996
                                                              ----------    --------
                                                              (THOUSANDS OF DOLLARS)
Actuarial present value of:
  Vested benefit obligation.................................  $  948,017    $542,714
                                                              ==========    ========
  Accumulated benefit obligation............................  $1,017,190    $578,786
                                                              ==========    ========
Plan assets at fair value(1)................................  $1,304,023    $675,401
Projected benefit obligation(1).............................   1,246,582     756,597
                                                              ----------    --------
Assets in excess of (less than) projected benefit
  obligation................................................      57,441     (81,196)
Unrecognized transitional asset.............................      (9,008)    (11,502)
Unrecognized prior service cost.............................      14,735      31,154
Unrecognized net loss.......................................       8,750      19,405
                                                              ----------    --------
     (Accrued) prepaid pension cost.........................  $   71,918    $(42,139)
                                                              ==========    ========

---------------

(1) Includes transfer of approximately $40 million of assets and related liabilities of plans related to STPNOC. See Note 4(a).

     The projected benefit obligation was determined using an assumed discount rate of 7.25% in 1997 and in 1996. A long-term annual rate of compensation increase ranging from 4% to 6% was assumed for both the Company and NorAm plans in 1997 and 1996. The assumed long-term rate of return on plan assets was 9.5% in 1997 and 1996 (10% for the NorAm plans in 1997). The transitional asset at January 1, 1986, is being recognized over approximately 17 years, and the prior service cost is being recognized over approximately 15 years for the Company's plan. The unrecognized transitional asset, prior service cost and net (gain) or loss related to the NorAm plans were recognized at the Acquisition Date.

     In 1995, the Company offered eligible employees (excluding officers) of the Company and HI Energy, who were 55 years of age or older and had at least 10 years of service as of July 31, 1995, an incentive program to retire early. For employees electing early retirement, the program added five years of service credit and five years in age up to 35 years of service and age 65, respectively, in determining an employee's pension. Each participating employee (under age 62) would also receive a supplemental benefit to age 62. During July 1995, the early retirement incentive was accepted by approximately 300 employees.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     Pension benefits and supplemental benefits (if applicable) are being paid out from the Houston Industries Incorporated Retirement Trust. Based on the projected costs associated with the program, the Company increased its retirement plan and supplemental benefits in 1995 by approximately $28 million and $5 million, respectively. Pursuant to SFAS No. 71, the Company deferred the costs associated with the increases in its benefit obligations and amortized the costs through the period ending December 31, 1997. In 1997, 1996 and 1995, the Company amortized $12.9 million, $12.7 million and $7.1 million, respectively, of those costs as a curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," with regards to the Company's early retirement program.

(c) Savings Plan.

     The Company has an employee savings plan that qualifies as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (IRC). Under the plan, participating employees may contribute a portion of their compensation, pretax or after-tax, up to a maximum of 16% of compensation limited by an annual deferral limit ($9,500 for calendar year 1997) prescribed by IRC Section 402(g) and the IRC Section 415 annual additions limits. The Company matches 70% of the first 6% of each employee's compensation contributed, subject to a vesting schedule which entitles the employee to a percentage of the matching contributions depending on years of service. Substantially all of the Company's match is invested in the Company's common stock.

     In October 1990, the Company amended its savings plan to add a leveraged Employee Stock Ownership Plan (ESOP) component. The Company may use ESOP shares to satisfy its obligation to make matching contributions under the savings plan. Debt service on the ESOP loan is paid using all dividends on shares in the ESOP, interest earnings on funds held in the ESOP and cash contributions by the Company. Shares of the Company's common stock are released from the encumbrance of the ESOP loan based on the proportion of debt service paid during the period.

     The Company adopted Statement of Position (SOP) 93-6, effective January 1, 1994, which requires that the Company recognize benefit expense for the ESOP equal to the fair value of the ESOP shares committed to be released. In accordance with SOP 93-6, the Company credits to unearned ESOP shares the original purchase price of ESOP shares committed to be released to plan participants with the difference between the fair value of the shares and the original purchase price recorded to common stock. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest on the ESOP loan.

     The Company's savings plan benefit expense attributable to continuing operations was $18.4 million, $16.0 million, and $18.9 million in 1997, 1996 and 1995, respectively. Savings plan benefit expense attributable to discontinued operations was not material.

     The ESOP shares were as follows:

                                                                  DECEMBER 31,
                                                          ----------------------------
                                                              1997            1996
                                                          ------------    ------------
Allocated shares transferred/distributed from the
  Savings Plan(1).......................................     1,920,406         580,132
Allocated shares........................................     4,453,227       4,811,113
Unearned shares.........................................    12,388,551      13,370,939
                                                          ------------    ------------
     Total Original ESOP shares.........................    18,762,184      18,762,184
                                                          ============    ============
Fair value of unearned ESOP shares......................  $331,393,739    $302,517,495

---------------

(1) 1,102,203 allocated shares transferred are related to shares transferred to STPNOC in December, 1997.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     NorAm has an employee savings plan (NorAm Savings Plan) which covers substantially all employees other than Minnegasco employees. Under the terms of the NorAm Savings Plan, employees may contribute up to 12% of total compensation, which contributions up to 6% are matched by the Company. The Minnegasco employees are covered by a savings plan, the terms of which are somewhat similar to the NorAm Savings Plan. Employer contributions related to the NorAm and Minnegasco Savings Plan of $3.7 million have been expensed since the Acquisition Date.

(d) Postretirement Benefits.

     The Company and NorAm record the liability for post-retirement benefit plans other than pensions (primarily health care) under SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The Company is amortizing over a 22 year period approximately $213 million to cover the "transition cost" of adopting SFAS No. 106 (i.e., the Company's liability for postretirement benefits payable with respect to employee service years accrued prior to the adoption of SFAS No. 106). The unrecognized transitional asset and net (gain) loss related to the NorAm plans were recognized at the Acquisition Date.

     As provided in the Rate Case Settlement, the Company is required to fund during each year in an irrevocable external trust approximately $22 million of postretirement benefit costs which are included in Electric Operations' rates. In December 1995, the Company commenced funding by contributing a total of $15.1 million to three Voluntary Employees' Beneficiary Association trusts and one
Section 401(h) account of the retirement plan. This contribution represented the amount of postretirement benefits included in Electric Operations' rates (which included the Company's interest in the South Texas Project costs) less the estimated pay-as-you-go amounts for 1995 plus interest as if the contributions had been made on a monthly basis during the year. Beginning in 1996, the Company funded postretirement benefits costs on a monthly basis for the amount included in Electric Operations' rates. Minnegasco is required to fund postretirement benefit costs for the amount included in its rates. The Company and NorAm, excluding Electric Operations and Minnegasco, will continue funding their postretirement benefits on a pay-as-you-go basis. The net postretirement benefit cost for the Company and its subsidiaries includes the following components:

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1997      1996      1995
                                                          -------   -------   -------
                                                            (THOUSANDS OF DOLLARS)
Service cost -- benefits earned during the period.......  $ 8,927   $ 8,242   $ 9,093
Interest cost on accumulated benefit obligation.........   14,176    12,265    11,143
Actual return on plan assets............................   (5,063)   (2,342)
Net amortization and deferrals..........................    4,732     5,983     6,061
                                                          -------   -------   -------
Net postretirement benefit cost.........................  $22,772   $24,148   $26,297
                                                          =======   =======   =======

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     The funded status of the Company's and its subsidiaries' postretirement benefit costs were as follows:

                                                                   DECEMBER 31,
                                                              ----------------------
                                                                1997         1996
                                                              ---------    ---------
                                                              (THOUSANDS OF DOLLARS)
Accumulated benefit obligation:
  Retirees..................................................  $ 220,436    $ 107,642
  Fully eligible active plan participants...................     22,150       16,340
  Other active plan participants............................     26,945       26,090
                                                              ---------    ---------
          Total.............................................    269,531      150,072
Plan assets at fair market value............................     56,340       38,493
                                                              ---------    ---------
Assets (less than) accumulated benefit obligation...........   (213,191)    (111,579)
Unrecognized transitional obligation........................    155,107      173,954
Unrecognized net gain.......................................    (96,463)     (99,417)
                                                              ---------    ---------
(Accrued) postretirement benefit cost.......................  $(154,547)   $ (37,042)
                                                              =========    =========

     The assumed health care cost trend rates used in measuring the accumulated postretirement benefit obligation in 1997 are as follows:

Medical -- under 65.........................................  6.6%
Medical -- 65 and over......................................  7.3%
Dental......................................................  6.0%

     The assumed health care rates gradually decline to 5.4% for both medical categories and 3.7% for dental by 2001. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 7.25% for 1997 and 1996.

     If the healthcare cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1997 would be increased by approximately 8%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 11%.

     The discount rate used in determining the accumulated postretirement benefit obligation for the NorAm plan was 7.25% in 1997. The cost of covered health care benefits (for those participants entitled to a defined benefit as a result of having retired prior to July 1, 1992) is assumed to increase by 8.5% per year initially and then increase at a decreasing rate to an annual and continuing increase of 4.5% by 2006. Based on these assumptions, a one percentage point increase in the assumed health care cost trend rate would increase the total of the service plus interest costs (before any deferral for regulatory reasons) and the accumulated postretirement benefit obligation related to the NorAm plan at December 31, 1997 by 9.2% and 10.8%, respectively.

(e) Postemployment Benefits.

     Effective January 1, 1994, the Company adopted SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which requires the recognition of a liability for benefits, not previously accounted for on the accrual basis, provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Net postemployment benefit costs were not material in 1997, 1996 and 1995.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(11) INCOME TAXES

     The Company records income taxes under SFAS No. 109, "Accounting for Income Taxes," (SFAS No. 109) which, among other things, (i) requires the liability method be used in computing deferred taxes on all temporary differences between book and tax bases of assets other than nondeductible goodwill; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates; and (iii) prohibits net-of-tax accounting and reporting. SFAS No. 109 requires that regulated enterprises recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates.

     The Company's current and deferred components of income tax expense from continuing operations are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Current............................................  $199,011    $150,658    $141,076
Deferred...........................................     7,363      49,507      58,479
                                                     --------    --------    --------
Income taxes for continuing operations.............  $206,374    $200,165    $199,555
                                                     ========    ========    ========

     The Company's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                     --------------------------------
                                                       1997        1996        1995
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Income from continuing operations before income
  taxes............................................  $627,484    $605,109    $596,955
Preferred dividends of subsidiary..................     2,255      22,563      29,955
                                                     --------    --------    --------
          Total....................................   629,739     627,672     626,910
Statutory rate.....................................        35%         35%         35%
                                                     --------    --------    --------
Income taxes at statutory rate.....................   220,409     219,685     219,419
                                                     --------    --------    --------
Net reduction (addition) in taxes resulting from:
  Amortization of investment tax credit............    19,777      18,404      19,427
  Excess deferred taxes............................     5,570       4,331       4,384
  Difference between book and tax depreciation for
     which deferred taxes have not been
       normalized..................................   (27,466)    (22,638)    (15,211)
  Equity dividend exclusion........................     5,075      10,194       4,932
  Equity income -- foreign affiliates..............    17,011       5,936
  Goodwill.........................................    (7,242)
  Other -- net.....................................     1,310       3,293       6,332
                                                     --------    --------    --------
          Total....................................    14,035      19,520      19,864
                                                     --------    --------    --------
Income taxes.......................................  $206,374    $200,165    $199,555
                                                     ========    ========    ========
Effective rate.....................................      32.8%       31.9%       31.8%

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

     Following are the Company's tax effects of temporary differences attributable to continuing operations resulting in deferred tax assets and liabilities:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 1997          1996
                                                              ----------    ----------
                                                               (THOUSANDS OF DOLLARS)
Deferred Tax Assets:
  Alternative minimum tax credit carryforwards..............  $   60,669    $   19,014
  Employee benefits.........................................     145,794        68,078
  Internal Revenue Service (IRS) audit assessment...........                    74,966
  Disallowed plant cost -- net..............................      22,378        23,237
  ACES......................................................      42,491
  State operating loss carryforwards........................      29,515
  Deferred state income taxes...............................      14,460
  Other.....................................................      69,235        26,061
  Valuation allowance.......................................      (6,353)
                                                              ----------    ----------
     Total deferred tax assets -- net.......................     378,189       211,356
                                                              ----------    ----------
Deferred Tax Liabilities:
  Depreciation..............................................   2,115,717     1,450,894
  Deferred plant costs -- net...............................     186,472       194,243
  Regulatory assets -- net..................................     356,509       362,310
  Capitalized taxes, employee benefits and removal costs....      46,584       108,530
  Gain on sale of cable television subsidiary...............     222,942       228,449
  Deferred state income taxes...............................      70,000
  Deferred gas costs........................................      34,113
  Other.....................................................     138,633       131,961
                                                              ----------    ----------
     Total deferred tax liabilities.........................   3,170,970     2,476,387
                                                              ----------    ----------
          Accumulated deferred income taxes -- net..........  $2,792,781    $2,265,031
                                                              ==========    ==========

     Tax Refund Case. In July 1990, Former HI paid approximately $104.5 million to the Internal Revenue Service (IRS) following an IRS audit of Former HI's 1983 and 1984 federal income tax returns. In November 1991, Former HI filed a refund suit in the U.S. Court of Federal Claims seeking the return of $52.1 million of tax and $36.3 million of accrued interest, plus interest on both of those amounts accruing after July 1990. The major contested issue in the refund case involved the IRS allegation that certain amounts related to the over-recovery of fuel costs should have been included as taxable income in 1983 and 1984 even though the Company had an obligation to refund the over-recoveries to its ratepayers.

     In September 1997, the United States Court of Appeals for the Federal Circuit upheld a lower court ruling that the Company (as successor corporation to Former HI) was due a refund of federal income taxes assessed on fuel over-recoveries during 1983 and 1984 that subsequently were refunded to HL&P's customers.

     In February 1998, the Company received a refund of approximately $142 million in taxes and interest paid by Former HI in July 1990, including interest accrued since 1990 in the amount of approximately $57 million. After giving effect to the Company's deferred recognition of the 1990 tax payment and payment of federal income taxes due on the accrued interest on the refund, the refund had the effect of increasing the Company's earnings in the fourth quarter of 1997 by $37 million (after-tax).

     Tax Attribute Carryforwards. At December 31, 1997, NorAm has approximately $439 million of state net operating losses available to offset future state taxable income through the year 2012. Based on the Company's assessment of its ability to use such loss carryforwards in future tax years, a valuation allowance of

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

$6.4 million was recorded at the Acquisition Date. In addition, NorAm has approximately $58 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable, if any, over an indefinite period (although not below the tentative minimum tax otherwise due in any year), and approximately $2.6 million of state alternative minimum tax credits which are available to reduce future state income taxes payable, if any, through the year 2001.

(12) COMMITMENTS AND CONTINGENCIES

(a) Commitments.

     The Company has various commitments for capital expenditures, fuel, purchased power, cooling water and operating leases. Commitments in connection with Electric Operations' capital program are generally revocable by the Company, subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. The Company's and its subsidiaries' other commitments have various quantity requirements and durations. However, if these requirements could not be met, various alternatives are available to mitigate the cost associated with the contracts' commitments.

(b) Fuel and Purchased Power.

     The Company is a party to several long-term coal, lignite and natural gas contracts which have various quantity requirements and durations. Minimum payment obligations for coal and transportation agreements are approximately $200 million in 1998, $203 million in 1999 and $177 million in 2000. Additionally, minimum payment obligations for lignite mining and lease agreements are approximately $9 million for 1998, $9 million for 1999 and $10 million for 2000. Minimum payment obligations for both natural gas purchase and storage contracts associated with Electric Operations are approximately $9 million annually in 1998, 1999 and 2000.

     The Company also has commitments to purchase firm capacity from cogenerators of approximately $22 million in both 1998 and 1999. Texas Utility Commission rules currently allow recovery of these costs through Electric Operations' base rates for electric service and additionally authorize the Company to charge or credit customers through a purchased power cost recovery factor for any variation in actual purchased power costs from the cost utilized to determine its base rates. In the event that the Texas Utility Commission, at some future date, does not allow recovery through rates of any amount of purchased power payments, the two principal firm capacity contracts contain provisions allowing the Company to suspend or reduce payments and seek repayment for amounts disallowed.

(c) Operations Agreement with City of San Antonio.

     As part of the settlement with the City of San Antonio, the Company entered into a 10-year joint operations agreement under which the Company and the City of San Antonio, acting through the City Public Service Board of San Antonio
(CPS), share savings resulting from the joint dispatching of their respective generating assets in order to take advantage of each system's lower cost resources. Under the terms of the joint operations agreement entered into between CPS and Electric Operations, the Company has guaranteed CPS minimum annual savings of $10 million and a minimum cumulative savings of $150 million over the 10-year term of the agreement. Based on current forecasts and other assumptions regarding the combined operation of the two generating systems, the Company anticipates that the savings resulting from joint operations will equal or exceed the minimum savings guaranteed under the joint operating agreement. In 1996, savings generated for CPS' account for a partial year of joint operations were approximately $14 million. In 1997, savings generated for CPS' account for a full year of operation were approximately $22 million.

(d) Transportation Agreement.

     NorAm had an agreement (the ANR Agreement) with ANR Pipeline Company (ANR) which contemplated a transfer to ANR of an interest in certain of NorAm's pipeline and related assets, representing

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES capacity of 250 Mmcf/day, and pursuant to which ANR had advanced $125 million to the Company. The ANR Agreement has been restructured and, after refunds of $84 million through December 31, 1997, NorAm currently retains $41 million (recorded as a liability) in exchange for ANR's or its affiliates' use of 130 Mmcf/ day of capacity in certain of NorAm's transportation facilities. The level of transportation will decline to 100 Mmcf/day in the year 2003 with a refund of $5 million to ANR and the ANR Agreement will terminate in 2005 with a refund of the remaining balance.

(e) Lease Commitments.

     The following table sets forth certain information concerning NorAm's obligations under operating leases:

     Minimum Lease Commitments at December 31, 1997(1)

                                                             (MILLIONS OF DOLLARS)
                                                             ---------------------
1998.......................................................          $ 24
1999.......................................................            19
2000.......................................................            16
2001.......................................................            15
2002.......................................................             9
2003 and beyond............................................            22
                                                                     ----
          Total............................................          $105
                                                                     ====

---------------

(1) Principally consisting of rental agreements for building space and data processing equipment and vehicles (including major work equipment).

     NorAm has a master leasing agreement which provides for the lease of vehicles, construction equipment, office furniture, data processing equipment and other property. For accounting purposes, the lease is treated as an operating lease. At December 31, 1997, NorAm had leased assets with a value of approximately $58.1 million under this lease with a basic term of one year. NorAm does not expect to lease additional property under this lease agreement.

     Lease payments related to NorAm's master leasing agreement are included in the preceding table for only their basic term. Total rental expense for all leases since the Acquisition Date was approximately $15 million in 1997.

(f) Letters of Credit.

     At December 31, 1997, NorAm had letters of credit incidental with its ordinary business operations totaling approximately $42 million under which NorAm is obligated to reimburse drawings, if any.

(g) Indemnity Provisions.

     At December 31, 1997, NorAm has $11.4 million accounting reserve on the Company's Consolidated Balance Sheet in Other Deferred Credits for possible indemnity claims asserted in connection with its disposition of NorAm's former subsidiaries or divisions, including the sale of (i) Louisiana Intrastate Gas Corporation, a former NorAm subsidiary engaged in the intrastate pipeline and liquids extraction business; (ii) Arkla Exploration Company, a former NorAm subsidiary engaged in oil and gas exploration and production activities; and
(iii) Dyco Petroleum Company, a former NorAm subsidiary engaged in oil and gas exploration and production.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(h) Other.

     Electric Operations' service area is heavily dependent on oil, gas, refined products, petrochemicals and related businesses. Significant adverse events affecting these industries would negatively affect the revenues of the Company. The Company and NorAm are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the effect on the Company's and NorAm's respective financial statements, if any, from the disposition of these matters will not be material.

     In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class, against the Company and Houston Industries Finance Inc. (formerly a wholly owned subsidiary of the Company) citing underpayment of municipal franchise fees. The plaintiffs claim, among other things, that from 1957 to the present, franchise fees should have been paid on sales taxes collected by HL&P on non-electric receipts as well as electric sales. Plaintiffs advance their claims notwithstanding their failure to notice such claims over the previous four decades. Because all of the franchise ordinances affecting HL&P expressly impose fees only on electric sales, the Company regards plaintiffs' allegations as spurious and is vigorously contesting the matter. The plaintiffs' pleadings assert that their damages exceed $250 million. No trial date is currently set. Although the Company believes the claims to be without merit, the Company cannot at this time estimate a range of possible loss, if any, from the lawsuit, nor can any assurance be given as to its ultimate outcome

     The Company is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on the Company's financial statements, if any, from the disposition of these matters will not be material.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(13) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                    DECEMBER 31,
                                                  -------------------------------------------------
                                                           1997                      1996
                                                  -----------------------   -----------------------
                                                   CARRYING       FAIR       CARRYING       FAIR
                                                    AMOUNT       VALUE        AMOUNT       VALUE
                                                  ----------   ----------   ----------   ----------
                                                               (THOUSANDS OF DOLLARS)
Financial Assets:
  Company:
     Investment in Time Warner securities.......  $  990,000   $1,420,360   $1,027,500   $1,027,500
  NorAm:
     Energy derivatives.........................       9,399       13,060
Financial Liabilities:
  Company:
     First mortgage bonds.......................   2,495,459    2,651,260    2,895,041    3,045,833
     Debentures.................................     349,283      379,490      349,098      380,455
     ACES.......................................   1,173,786    1,307,247           --           --
     Cumulative preferred stock (subject to
       mandatory redemption)....................          --           --       25,700       25,957
     Trust preferred and capital securities.....     340,882      366,220           --           --
  NorAm:
     Long-term debt.............................   1,148,848    1,147,344
     Trust preferred securities.................      21,290       24,569
     Interest rate swaps........................          --          755
  HI Energy:
     Interest rate swaps........................          --        1,679           --           --

     The fair values of cash and short-term investments, investment in the Company's nuclear decommissioning trust, short-term and other notes payable, floating rate debt of HI Energy, and floating rate pollution control revenue bonds are estimated to be equivalent to carrying amounts. The remaining fair values have been determined using quoted market prices of the same or similar securities when available or other estimation techniques.

(14) UNAUDITED QUARTERLY INFORMATION

     The following unaudited quarterly financial information includes, in the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation. Quarterly results are not necessarily indicative of a full year's operations because of seasonality and other factors, including rate increases and variations in operating expense patterns. Results of operations of the newly acquired NorAm businesses are included beginning on the Acquisition Date.

                                                              YEAR ENDED DECEMBER 31, 1997
                                                   ---------------------------------------------------
                                                     FIRST       SECOND         THIRD        FOURTH
                                                    QUARTER      QUARTER       QUARTER       QUARTER
                                                   ---------   -----------   -----------   -----------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................................  $878,101    $1,064,448    $2,158,551    $2,772,285
Operating Income.................................   156,216       247,172       462,716       198,396
Net Income.......................................    59,620       121,463       243,898        (4,033)
Basic Earnings (loss) per common share(a)........       .26           .52           .93          (.01)
Diluted earnings (loss) per common share(a)......       .26           .52           .93          (.01)

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                                                              YEAR ENDED DECEMBER 31, 1996
                                                   ---------------------------------------------------
                                                     FIRST       SECOND         THIRD        FOURTH
                                                    QUARTER      QUARTER       QUARTER       QUARTER
                                                   ---------   -----------   -----------   -----------
                                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues.........................................  $823,507    $1,113,763    $1,251,025    $  906,982
Operating Income.................................   137,139       286,280       441,069       125,978
Net income (loss)................................   (16,740)      145,334       240,024        36,326
Basic Earnings (loss) per common share(a)........      (.07)          .58           .98           .15
Diluted earnings (loss) per common share(a)......      (.07)          .58           .98           .15

---------------

(a) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

(15) REPORTABLE SEGMENTS

     Upon the acquisition of NorAm, the Company organized its business into the following segments: Electric Operations, Natural Gas Distribution, Interstate Pipeline, Energy Marketing, International and Corporate segments. Consistent with the purchase accounting treatment of the Merger, financial information for the Natural Gas Distribution, Interstate Pipeline and Energy Marketing segments are presented only for periods beginning on the Acquisition Date. In 1996 and 1995, the Company's Electric Operations accounted for in excess of 90% of the Company's total revenues, income and identifiable assets and as such, the required segment information for those periods is provided on the face of the Company's consolidated financial statements and in the related notes thereto. The Company has presented the following summary of financial information by business segment for 1997 and has included supplemental comparative information for 1996.

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                                1997(1)          1996
                                                              ------------    -----------
Revenues:
  Electric Operations.......................................  $  4,251,243    $ 4,025,027
  Natural Gas Distribution..................................       892,569
  Interstate Pipeline.......................................       108,333
  Energy Marketing..........................................     1,604,999
  International.............................................        92,028         62,059
  Corporate and Other.......................................        47,851          8,191
  Eliminations..............................................      (123,638)
                                                              ------------    -----------
         Total Revenues.....................................  $  6,873,385    $ 4,095,277
                                                              ============    ===========
Operating Income (Loss):
  Electric Operations.......................................  $    994,938    $   997,147
  Natural Gas Distribution..................................        54,502
  Interstate Pipeline.......................................        31,978
  Energy Marketing..........................................        16,407
  International.............................................        19,510          2,339
  Corporate and Other.......................................       (52,835)        (9,020)
                                                              ------------    -----------
         Total Operating Income.............................     1,064,500        990,466
                                                              ------------    -----------
Other income (expenses).....................................       (13,446)       (55,412)
Interest and Other Charges..................................       423,570        329,945
                                                              ------------    -----------
Income from Continuing Operations Before Tax................  $    627,484    $   605,109
                                                              ============    ===========
Depreciation and Amortization:
  Electric Operations.......................................  $    568,541    $   545,685
  Natural Gas Distribution..................................        51,883
  Interstate Pipeline.......................................        19,088
  Energy Marketing..........................................         4,448
  International.............................................         3,470          1,648
  Corporate and Other.......................................         4,445          2,705
                                                              ------------    -----------
         Total Depreciation and Amortization................  $    651,875    $   550,038
                                                              ============    ===========
Identifiable Assets:
  Electric Operations.......................................  $ 10,540,849    $10,596,232
  Natural Gas Distribution..................................     3,047,195
  Interstate Pipeline.......................................     3,055,610
  Energy Marketing..........................................     1,267,867
  International.............................................       869,485        607,103
  Corporate and Other.......................................    12,837,302      5,771,648
  Eliminations..............................................   (13,203,753)    (4,687,126)
                                                              ------------    -----------
         Total Identifiable Assets..........................  $ 18,414,555    $12,287,857
                                                              ============    ===========
Capital Expenditures:
  Electric Operations.......................................  $    236,977    $   317,532
  Natural Gas Distribution..................................        61,078
  Interstate Pipeline.......................................        16,304
  Energy Marketing..........................................        14,365
  International.............................................       231,528        495,379
  Corporate and Other.......................................        23,572         19,989
                                                              ------------    -----------
         Total Capital Expenditures.........................  $    583,824    $   832,900
                                                              ============    ===========

---------------

(1) New categories for segments in 1997 result from the NorAm Merger. See Note 1(b).

(16) SUBSEQUENT EVENTS

     In January 1998, the MCND issued on behalf of the Company $104.7 million aggregate principal amount of pollution control revenue refunding bonds with $29.7 million at 5.25% and $75 million at 5.15%. The MCND bonds will mature in 2029. The Company used the proceeds from the sale of these securities to redeem all outstanding 7 7/8% MCND Series 1989A pollution control revenue bonds ($29.7 million) and 7.70% MCND Series 1989B pollution control revenue bonds ($75 million) at a redemption price of 102% of the aggregate principal amount of each series.

     In February 1998, the BRA issued on behalf of the Company $290 million aggregate principal amount of pollution control revenue refunding bonds. The BRA bonds will mature in May 2019 ($200 million at 5 1/8%) and November 2020 ($90 million at 5 1/8%). The Company will use the proceeds from the sale of these securities to redeem all the outstanding 8.25% BRA 1988A Series pollution control revenue bonds ($100 million), the 8.25% BRA 1988B Series pollution control revenue bonds ($90 million), and the 8.10% BRA 1988C Series pollution control revenue bonds ($100 million) at a redemption price of 102% of the aggregate principal amount of each series.

     In February 1998, NorAm issued $300 million principal amount of 6.5% debentures due February 1, 2008. The debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The proceeds from the sale of the debentures were used to repay short-term indebtedness of NorAm, including the indebtedness incurred in connection with the 1997 purchase of $101 million aggregate principal amount of its 10% Debentures and the repayment of $53 million aggregate principal amount of NorAm debt that matured in December 1997 and January 1998. In connection with the issuance of the 6.5% debentures NorAm received approximately $1 million upon unwinding a $300 million treasury rate lock agreement, which was tied to the interest rate on 10-year treasury bonds. The rate lock agreement was executed in January 1998, and proceeds from the unwind will be amortized over the 10 year life of NorAm's 6.5% debentures.

                          INDEPENDENT AUDITORS' REPORT

Houston Industries Incorporated:

     We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of Houston Industries Incorporated and its subsidiaries (Company) as of December 31, 1997 and 1996, and the related statements of consolidated income, consolidated retained earnings and consolidated cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the Company's financial statement schedule listed in Item 14(a)(3). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Houston Industries Incorporated and its subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 1998

                               NORAM ENERGY CORP.
                            AND SUBSIDIARY COMPANIES

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF NORAM ENERGY CORP. AND CONSOLIDATED SUBSIDIARIES.

     The following narrative and analysis should be read in combination with NorAm's consolidated financial statements and notes (NorAm's Consolidated Financial Statements) contained in Item 8 of the Form 10-K of NorAm.

                               NORAM ENERGY CORP.

     NorAm conducts operations primarily in the natural gas industry, including gathering, transmission, marketing, storage and distribution. Collectively, these operations accounted for in excess of 90% of NorAm's total revenues, income or loss and identifiable assets during 1997. Accordingly, NorAm is not required to report on a "segment" basis, although NorAm is organized into, and the following business description focuses on, the operating units described below. NorAm also makes sales of electricity, non-energy sales and provides certain non-energy services, primarily to retail gas distribution customers. In recognition of the manner in which NorAm manages its portfolio of businesses, NorAm has segregated its results of operations into: Natural Gas Distribution, Interstate Pipeline, Energy Marketing and Corporate.

     On August 6, 1997 (Acquisition Date), NorAm became a wholly owned subsidiary of Houston Industries Incorporated (Houston Industries) in a transaction involving the merger (Merger) of NorAm Energy Corp. (Former NorAm) with and into a subsidiary of Houston Industries. For additional information regarding Houston Industries' acquisition of NorAm, see Note 1(b) to NorAm's Consolidated Financial Statements.

     NorAm meets the conditions specified in General Instruction I to Form 10-K and is thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, NorAm has omitted from this Combined Annual Report the information called for by Item 4 (submission of matters to a vote of security holders), Item 10 (directors and executive officers), Item 11 (executive compensation), Item 12 (security ownership of certain beneficial owners and management) and Item 13 (related party transactions) of Form 10-K. In lieu of the information called for by Item 6 (selected financial data) and Item 7 (management's discussion and analysis of financial condition and results of operations) of Form 10-K, NorAm has included the following Management's Narrative Analysis of the Results of Operations to explain material changes in the amount of revenue and expense items of NorAm between 1997 and 1996. Reference is hereby made to Item 1 (business), Item 2 (properties), Item 3 (legal proceedings), Item 5 (NorAm common stock), Item 7A (market risk disclosure) and Item 9 (changes in and disagreements with accountants) of this Combined Annual Report for additional information regarding NorAm required by the reduced disclosure format of General Instruction I to Form 10-K.

                       CONSOLIDATED RESULTS OF OPERATIONS

     Seasonality and Other Factors. NorAm's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. NorAm's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by NorAm and its subsidiaries, competition in NorAm's various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect NorAm's future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition -- Electric Operations -- Regulatory Assets"; " -- Competition -- Other Operations";
"-- Impact of the Year 2000 Issue and Other System Implementation Issues";
"-- Environmental Expenditures -- Manufactured Gas Plant Sites"; and
"-- Environmental Expenditures -- Mercury Contamination" in Item 7 of Houston Industries' Form 10-K.

     Accounting Impact of the Merger. The Merger created a new basis of accounting for NorAm, resulting in new carrying values for certain of NorAm's assets, liabilities and equity commencing upon the Acquisition

Date. NorAm's financial statements for periods subsequent to the Acquisition Date are not comparable to prior periods because of the following purchase accounting adjustments:

          1. The impact ($21.6 million) of the amortization of newly-recognized goodwill;

          2. The amortization (to interest expense) of the revaluation of long-term debt ($9.8 million);

          3. The removal of the amortization (to operating expense) previously associated with the pension and post-retirement obligations ($2.1 million); and

          4. The deferred income tax expense ($4.9 million) associated with these adjustments.

Interest expense and related debt incurred by Houston Industries to fund the cash portion of the purchase consideration has not been pushed down to NorAm and its subsidiaries.

     Because results of operations and other financial information for periods before and after the Acquisition Date are not comparable, NorAm is presenting certain financial data on: (i) an actual basis for NorAm for 1997 and 1996 and
(ii) a pro forma basis for 1997 and 1996 as if the Merger had taken place at the beginning of each period presented. These results do not necessarily reflect the results which would have been obtained if the Merger had actually occurred on the dates indicated or the results that may be expected in the future.

     1997 Compared to 1996 (Pro Forma). NorAm had pro forma operating revenues of $5.9 billion in 1997 compared to $4.8 billion in 1996. Pro forma operating expenses for 1997 were $5.6 billion compared to $4.5 billion for 1996. Pro forma operating income for 1997 decreased $59.0 million (19%) in comparison to 1996 (before a one time charge of $22.3 million for early retirement and severance in 1996). This decrease is principally the result of (i) hedging-related losses of approximately $17.4 million incurred in the first quarter of 1997 (prior to the Merger) by a subsidiary of NorAm, (ii) a weather-related decline in sales volumes of approximately $18.0 million from Natural Gas Distribution, and (iii) increased administrative and general expense of approximately $10.0 million associated with increased staffing and marketing in connection with increasing the scope of energy marketing activities. For a more detailed comparative discussion regarding pro forma operating revenue and expense items, see "Results of Operations By Business Unit" below.

     1997 Compared to 1996 (Actual). NorAm had actual operating revenues of $5.9 billion in 1997 compared to $4.8 billion in 1996. Actual operating expenses for 1997 were $5.6 billion compared to $4.5 billion for 1996. The increase in operating revenues and expenses was caused primarily by increases in trading activities in NorAm's Energy Marketing business unit. The decrease in operating income was caused by the same factors referenced in the discussion of pro forma operating income.

     During the first quarter of 1996, NorAm instituted a reorganization plan affecting its NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation (MRT) subsidiaries, pursuant to which a total of approximately 275 positions were eliminated, resulting in expense for severance payments and enhanced retirement benefits. Also during the first quarter of 1996, (1) NorAm's Entex division instituted an early retirement program which was accepted by approximately 100 employees and (2) NorAm's Minnegasco division reorganized certain functions, resulting in the elimination of approximately 25 positions. Collectively, these programs resulted in a non-recurring pre-tax charge of approximately $22.3 million (approximately $13.4 million after tax), which pre-tax amount is reported in the accompanying Statements of Consolidated Income as "Early retirement and severance".

     The following table sets forth selected financial and operating data on an actual and pro forma basis for the year ended December 31, 1997 and 1996, followed by a discussion of significant variances in period-to-period results:

SELECTED FINANCIAL RESULTS:

                                                 ACTUAL(1)                  PRO FORMA(2)
                                          YEAR ENDED DECEMBER 31,     YEAR ENDED DECEMBER 31,
                                          ------------------------    ------------------------
                                             1997          1996          1997          1996       % CHANGE
                                          ----------    ----------    ----------    ----------    --------
                                                                             UNAUDITED
                                                         (THOUSANDS OF DOLLARS)
Operating Revenues:
  Natural Gas Distribution..............  $2,202,301    $2,113,589    $2,202,301    $2,113,589        4%
  Interstate Pipeline...................     295,044       346,762       295,044       346,762      (15%)
  Energy Marketing......................   3,589,118     2,645,106     3,589,118     2,645,106       36%
  Corporate and Other...................      81,694        55,403        81,694        55,403       47%
  Elimination of Inter-unit
    Revenues(5).........................    (309,767)     (372,398)     (309,767)     (372,398)     (17%)
                                          ----------    ----------    ----------    ----------
                                           5,858,390     4,788,462     5,858,390     4,788,462      (22%)
                                          ----------    ----------    ----------    ----------
Operating Income (loss):
  Natural Gas Distribution..............     166,435       183,972       152,463       160,020       (5%)
  Interstate Pipeline...................     108,708       124,417        99,927       109,362       (9%)
  Energy Marketing......................      19,288        55,693        15,295        48,848      (69%)
  Corporate and Other...................     (30,235)      (27,272)      (22,613)      (14,204)      59%
                                          ----------    ----------    ----------    ----------
                                             264,196       336,810       245,072       304,026      (19%)
Merger Transaction Costs(3).............      18,400
Early Retirement and Severance(4).......                    22,344                      22,344     (100%)
                                          ----------    ----------    ----------    ----------
Consolidated............................     245,796       314,466       245,072       281,682      (13%)
Interest Expense, Net...................     126,150       132,557       112,482       109,128        3%
Distributions on Subsidiary Trust
  Securities............................       6,596         5,842         1,479         1,110       33%
Other (Income) and Deductions...........      (9,453)       14,577        (9,453)       14,577     (165%)
Income Tax Expense......................      55,781        66,352        72,261        79,973      (10%)
Extraordinary (Gain) Loss, Less Taxes...        (237)        4,280            --            --        --
                                          ----------    ----------    ----------    ----------
  Net Income............................  $   66,959    $   90,858    $   68,303    $   76,894      (11%)
                                          ==========    ==========    ==========    ==========

---------------

(1) Actual results for 1997 combine Former NorAm's results for the seven months ended July 31, 1997 with Current NorAm's results for the five months ended December 31, 1997.

(2) Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1, 1996 and 1997, as applicable. Adjustments for goodwill have been allocated to the respective business units.

(3) For expenses associated with the completion of the business combination with Houston Industries, see Note 1(o) to NorAm's Financial Statements.

(4) Expenses associated with an early retirement and severance plan, see Note 1(n) to NorAm's Financial Statements.

(5) Elimination of operating revenues derived from sales to affiliated business units.

                     RESULTS OF OPERATIONS BY BUSINESS UNIT

NATURAL GAS DISTRIBUTION

     NorAm's domestic natural gas distribution operations (Natural Gas Distribution) are conducted through its Arkla, Entex and Minnegasco divisions. These operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers in six states:
Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

     The following table provides summary data regarding the unaudited pro forma financial results of operations of Natural Gas Distribution, including operating statistics, for 1997 and 1996.

                                                               UNAUDITED
                                                               PRO FORMA
                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                            ----------------    PERCENT
                                                             1997      1996     CHANGE
                                                            ------    ------    -------
                                                            ($ IN MILLIONS)
Operating Revenues........................................  $2,202    $2,113       4%
Operating Expenses:
  Natural Gas.............................................   1,441     1,348       7%
  Operation and Maintenance...............................     247       250      (1%)
  Depreciation and Amortization...........................     123       120       3%
  Other Operating Expenses(1).............................     238       235       1%
                                                            ------    ------
Total Operating Expenses..................................   2,049     1,953       5%
                                                            ------    ------
  Operating Income........................................  $  153    $  160      (4%)
                                                            ======    ======
Throughput Data (in Bcf):
  Residential and Commercial Sales........................     326       333      (2%)
  Industrial Sales........................................      59        58       2%
  Transportation..........................................      42        42       --
                                                            ------    ------
     Total Throughput.....................................     427       433      (1%)
                                                            ======    ======

---------------

(1) Before a $6 million one-time charge incurred in 1996 for early retirement and severance costs.

     1997 Compared to 1996 (Pro Forma). The increase of approximately $89 million (4%) in pro forma Natural Gas Distribution operating revenue for the year ended December 31, 1997 in comparison to the corresponding period of 1996 is principally due to the increase in purchased gas costs.

     Pro forma operating income was $153 million in 1997 compared with $160 million (before a one-time charge of $6 million for early retirement and severance) in 1996. The decrease of approximately $7 million (4%) in 1997 pro forma operating income was principally due to decreased Minnegasco customer usage due to warmer weather and customer conservation, decreased Arkla customer usage due to warmer weather (primarily in the first quarter of 1997) and Arkla's charges associated with the applicable state regulatory commission's methodology of calculating the price of gas charged to customers (the purchased gas adjustment) primarily in Louisiana. Partially offsetting the decrease is an increase in Minnegasco's performance based rate incentive recoveries and customer growth and increased revenues from Entex due to rate relief granted in 1996 and fully reflected in 1997.

     The $93 million (7%) increase in gas purchased costs in 1997 compared to 1996 primarily reflects the increase in Natural Gas Distribution's average cost of gas in 1997 (consistent with the overall increase in the market price of gas) along with the purchased gas adjustment described above.

INTERSTATE PIPELINE

     NorAm's interstate natural gas pipeline operations (Interstate Pipeline) are conducted through NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation (MRT), two wholly owned subsidiaries of NorAm. The NGT system consists of approximately 6,200 miles of natural gas transmission lines located in portions of Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The MRT system consists of approximately 2,000 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois.

     The following table provides summary data regarding the unaudited pro forma results of operations of Interstate Pipeline including operating statistics for 1997 and 1996.

                                                                 UNAUDITED
                                                                 PRO FORMA
                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              ----------------    PERCENT
                                                               1997      1996     CHANGE
                                                              ------    ------    -------
                                                              ($ IN MILLIONS)
Operating Revenues..........................................   $295      $347      (15%)
Operating Expenses:
  Natural Gas...............................................     42        76      (45%)
  Operation and Maintenance.................................     45        49       (8%)
  Depreciation and Amortization.............................     46        45        2%
  Other Operating Expenses(1)...............................     62        68       (9%)
                                                               ----      ----
          Total Operating Expenses..........................    195       238      (18%)
                                                               ----      ----
Operating Income............................................   $100      $109       (9%)
                                                               ====      ====
Throughput Data (in million MMBtu):
Natural Gas Sales...........................................     18        33      (45%)
Transportation..............................................    911       952       (4%)
     Elimination(2).........................................    (17)      (31)      45%
                                                               ----      ----
Total Throughput............................................    912       954       (4%)
                                                               ====      ====

---------------

(1) Before a $17 million one-time charge incurred in 1996 for early retirement and severance costs.

(2) Elimination of volumes both transported and sold.

     1997 Compared to 1996 (Pro Forma). Pro forma operating revenues for Interstate Pipeline decreased by $52 million (15%) for the year ended December 31, 1997 in comparison to the corresponding period of 1996. The decrease in revenues primarily reflects a decline in natural gas sales revenue resulting from the expiration in 1996 of an unbundled natural gas sales contract between Interstate Pipeline and Arkla. Natural gas sales to Natural Gas Distribution were $60 million in 1996 and none in 1997. It is anticipated that substantially all future revenues for Interstate Pipeline will be from natural gas transportation only.

     Pro forma operating income was $100 million in 1997 compared to $109 million (before a one-time charge of $17 million for early retirement and severance) in 1996. This decrease of approximately $9 million (9%) in Interstate Pipeline's pro forma operating income between 1997 and 1996 results primarily from three factors: (i) a 6% decrease in transportation revenues, (ii) a 43% decrease in natural gas sales revenue (as described above) and (iii) lower demand for natural gas transportation as a result of lower natural gas consumption (primarily weather-related) in the eastern markets served by Interstate Pipeline. These factors were offset partially by an approximately 18% decline in operating expenses primarily due to decreases in gas purchased.

     The decline in transportation revenues are largely attributable to price differentials between the average spot price for Mid-continent natural gas (Interstate Pipeline's primary supply area) and Gulf Coast natural gas in 1997. When prices of Gulf Coast gas decrease significantly relative to Mid-continent gas, downward pressure on transportation prices occurs when selling in west to east markets like those of NGT. This competitive pressure, in turn, results in a decline in average transportation rates under contracts that contain market-sensitive pricing provisions.

     The $34 million (45%) decrease in gas purchased costs in 1997 compared to 1996 is largely attributable to the expiration of long-term supply contracts entered into prior to unbundling, as discussed above. Other operating expenses decreased $4 million (9%) in 1997 compared to 1996 primarily due to the elimination of non-recurring costs combined with cost reductions related to the 1996 early retirement and severance program and reductions in costs allocated from NorAm.

     During 1997, Interstate Pipeline's largest unaffiliated customer was a natural gas utility that serves the greater St. Louis metropolitan area. Revenues from this customer are generated pursuant to several long-term firm transportation and storage contracts that currently are scheduled to expire at various dates between October 1999 and May 2000. Interstate Pipeline is currently negotiating with the natural gas utility to renew these agreements.

ENERGY MARKETING

     NorAm's energy marketing and gathering business (Energy Marketing) includes the operations of NorAm's wholesale and retail energy marketing businesses and natural gas gathering activities (conducted, respectively, by NorAm Energy Services, Inc. (NES), NorAm Energy Management, Inc., and NorAm Field Services Corp., three wholly owned subsidiaries of NorAm).

     The following table provides summary data regarding the unaudited pro forma results of operations of Energy Marketing, including operating statistics for 1997 and 1996.

                                                           UNAUDITED PRO FORMA
                                                                YEAR ENDED
                                                               DECEMBER 31
                                                           --------------------     PERCENT
                                                             1997        1996       CHANGE
                                                           --------    --------     -------
                                                              (IN MILLIONS)
Operating Revenues.......................................   $3,589      $2,645        36%
Operating Expenses:
  Natural Gas and Purchased Power, net...................    3,477       2,489        40%
  Operation and Maintenance..............................       46          68       (32%)
  Depreciation and Amortization..........................       11          10        10%
  Other Operating Expenses...............................       40          29        38%
                                                            ------      ------
          Total Operating Expenses.......................    3,574       2,596        38%
                                                            ------      ------
Operating Income.........................................   $   15      $   49       (69%)
                                                            ======      ======
Operations Data:
  Natural Gas (in Bcf):
     Sales...............................................    1,185       1,076        10%
     Transportation......................................       24          26        (8%)
     Gathering...........................................      242         231         5%
                                                            ------      ------
          Total..........................................    1,451       1,333         9%
                                                            ======      ======
  Electricity:
     Wholesale Power Sales (in thousand MWH).............   24,997       2,776       800%
                                                            ======      ======

     1997 Compared to 1996 (Pro Forma). Pro forma operating revenues for Energy Marketing increased by $944 million (36%) for 1997 in comparison to 1996 due to increased natural gas and electricity trading volumes. Increased volumes in 1997 had minimal effect on operating income due to low operating margins in both periods.

     Pro forma operating income for 1997 was $15 million compared to $49 million in 1996. This decrease of approximately $34 million (69%) was primarily attributed to: (i) hedging losses associated with anticipated first quarter 1997 sales under peaking contracts and (ii) losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million. In addition, other operating expenses increased

$11 million largely due to increased staffing and marketing activities made in support of the increased sales and expanded marketing efforts. Partially offsetting these unfavorable impacts were increased margins from natural gas gathering activities.

     Natural gas and purchased power expense increased $988 million (40%) in 1997 compared to 1996 primarily due to increased gas and electricity marketing activities but also included hedging losses and losses from the sale of natural gas, as discussed above.

     To minimize fluctuations in the price of natural gas and transportation, NorAm, primarily through NES, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing gas storage inventory and (iii) certain anticipated transactions, some of which carry off-balance sheet risk. NES also enters into natural gas derivatives for trading purposes and electricity derivatives for hedging and trading purposes. For a discussion about NorAm's accounting treatment of derivative instruments, see
Note 2 to NorAm's Consolidated Financial Statements and Quantitative and Qualitative Disclosure About Market Risk in Item 7A of this report.

     NorAm believes that NES' energy marketing and risk management services have the potential of complementing Houston Industries' strategy of developing and/or acquiring unregulated generation assets in other markets. As a result, NorAm has made, and expects to continue to make, significant investments in developing NES' internal software, trading and personnel resources.

CORPORATE

     NorAm's corporate and other business (Corporate) includes the operations of NorAm's unregulated retail services business, international operations, certain real estate investments, corporate costs, and elimination of transactions between affiliated business units.

     While pro forma operating revenues for Corporate increased $26.3 million (47%) from 1996 to 1997, pro forma operating loss increased by $8.4 million (59%). The increased revenues and operating loss were principally due to 1997 increased activities and development costs associated with NorAm's utility services and consumer services businesses.

NON-OPERATING INCOME AND EXPENSE

     The $3.4 million increase in Interest Expense, Net on a pro forma basis for the year ended December 31, 1997 in comparison to the corresponding period of 1996 reflects the impact of the inclusion in 1997 results of $15 million of expense associated with NorAm's receivables facility, for which the corresponding costs in 1996 ($10 million) are included with Other (Income) and Deductions; see Note 4(a) to NorAm's Consolidated Financial Statements. Apart from the impact of this reclassification, the $11.3 million decrease in interest expense in 1997 reflected $5.4 million and $5.9 million of reduction due to a decrease in the average interest rate and a decrease in the average level of debt, respectively.

     After adjusting for the costs associated with NorAm's receivables facility as described above, there was a favorable variance of $14 million in other (income) and deductions on a pro forma basis from the year ended December 31, 1996 to the corresponding period of 1997. A portion of this favorable variance was due to the close-out of certain interest rate swaps; see Note 4(b) to NorAm's Consolidated Financial Statements.

     The net favorable variance of $7.7 million in pro forma income tax expense from the year ended December 31, 1996 to the corresponding period of 1997 is primarily due to decreased 1997 pre-tax income.

     Reference is made to Note 4 of NorAm's Consolidated Financial Statements for a discussion of NorAm's short and long-term debt.

                             NEW ACCOUNTING ISSUES

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- New Accounting Issues" in
Item 7 of the Form 10-K of Houston Industries, which has been jointly filed with the NorAm Form 10-K, for a discussion of certain new accounting issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF NORAM.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                       CURRENT NORAM                     FORMER NORAM
                                       -------------    ----------------------------------------------
                                        FIVE MONTHS     SEVEN MONTHS    TWELVE MONTHS    TWELVE MONTHS
                                           ENDED           ENDED            ENDED            ENDED
                                       DECEMBER 31,       JULY 31,      DECEMBER 31,     DECEMBER 31,
                                           1997             1997            1996             1995
                                       -------------    ------------    -------------    -------------
Operating Revenues...................   $2,521,342       $3,337,048      $4,788,462       $2,964,679
                                        ----------       ----------      ----------       ----------
Operating Expenses
  Natural gas and purchased power,
     net.............................    2,041,504        2,636,340       3,571,411        1,857,166
  Operation and maintenance..........      259,315          370,369         621,279          564,790
  Depreciation and amortization......       78,207           84,901         142,362          147,109
  Taxes other than income taxes......       50,416           73,142         116,600          108,309
  Merger transaction costs...........        1,144           17,256              --               --
  Early retirement and severance.....           --               --          22,344               --
                                        ----------       ----------      ----------       ----------
                                         2,430,586        3,182,008       4,473,996        2,677,374
                                        ----------       ----------      ----------       ----------
Operating Income.....................       90,756          155,040         314,466          287,305
                                        ----------       ----------      ----------       ----------
Other (Income) and Deductions
  Interest expense, net..............       47,490           78,660         132,557          157,959
  Dividend requirement on preferred
     securities of subsidiary
     trust...........................          279            6,317           5,842               --
  Other, net.........................       (2,243)          (7,210)          3,078           (1,333)
  Loss on sale of accounts
     receivable......................           --               --          11,499            9,771
                                        ----------       ----------      ----------       ----------
                                            45,526           77,767         152,976          166,397
                                        ----------       ----------      ----------       ----------
Income Before Income Taxes...........       45,230           77,273         161,490          120,908
Income Tax Expense...................       24,383           31,398          66,352           55,379
                                        ----------       ----------      ----------       ----------
Income Before Extraordinary Item.....       20,847           45,875          95,138           65,529
Extraordinary gain(loss) on early
  retirement of debt, less taxes.....           --              237          (4,280)             (52)
                                        ----------       ----------      ----------       ----------
Net Income...........................       20,847           46,112          90,858           65,477
Preferred dividend requirement.......           --               --           3,597            7,800
                                        ----------       ----------      ----------       ----------
Earnings Available to Common Stock...   $   20,847       $   46,112      $   87,261       $   57,677
                                        ==========       ==========      ==========       ==========

            See Notes to NorAm's Consolidated Financial Statements.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                                                         UNREALIZED
                                COMMON STOCK(1)         PREFERRED STOCK(2)                   RETAINED    INVESTMENT
                            -----------------------   ----------------------     PAID-IN     EARNINGS    GAIN (LOSS)
                               SHARES       AMOUNT      SHARES      AMOUNT       CAPITAL     (DEFICIT)   NET OF TAX      TOTAL
                            ------------   --------   ----------   ---------   -----------   ---------   -----------   ----------
FORMER NORAM:
Balance at January 1,
  1995....................   122,530,248   $ 76,581    2,600,000   $ 130,000   $   868,289   $(360,079)    $ 2,586     $  717,377
Net Income................                                                                      65,477                     65,477
Cash Dividends:
  Preferred stock -- $3.00
    per share.............                                                                      (7,800)                    (7,800)
  Common stock -- $0.28
    per share.............                                                                     (34,538)                   (34,538)
Change in Market Value of
  Marketable Equity
  Securities, net of
  tax.....................                                                                                  12,730         12,730
Issuance of Common stock
  under Direct Stock
  Purchase Plan...........     1,610,148      1,006                                  8,795                                  9,801
Other Issuances...........       663,297        415                                  3,801                                  4,216
                            ------------   --------   ----------   ---------   -----------   ---------     -------     ----------
Balance at December 31,
  1995....................   124,803,693     78,002    2,600,000     130,000       880,885    (336,940)     15,316        767,263
                            ------------   --------   ----------   ---------   -----------   ---------     -------     ----------
Net Income................                                                                      90,858                     90,858
Cash Dividends:
  Preferred stock -- $1.50
    per share.............                                                                      (3,900)                    (3,900)
  Common stock -- $0.28
    per share.............                                                                     (36,721)                   (36,721)
Change in Market Value of
  Marketable Equity
  Securities, net of
  tax.....................                                                                                 (15,311)       (15,311)
Conversion to Subordinated
  Debentures..............                            (2,600,000)   (130,000)                                            (130,000)
Issuance of Common Stock
  under Direct Stock
  Purchase Plan...........       937,193        586                                  9,668                                 10,254
Public Issuance of Common
  Stock...................    11,500,000      7,188                                101,775                                108,963
Other Issuances...........       667,287        417                                  8,725                                  9,142
                            ------------   --------   ----------   ---------   -----------   ---------     -------     ----------
Balance at December 31,
  1996....................   137,908,173     86,193           --          --     1,001,053    (286,703)          5        800,548
                            ------------   --------   ----------   ---------   -----------   ---------     -------     ----------
Net Income................                                                                      46,112                     46,112
Cash Dividends:
  Common stock -- $0.14
    per share.............                                                                     (19,281)                   (19,281)
Change in Market Value of
  Marketable Equity
  Securities, net of
  tax.....................                                                                                   5,874          5,874
Conversion of
  NorAm-Obligated
  Mandatorily Redeemable
  Convertible Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debentures
  of NorAm to Common
  Stock...................    11,428,262      7,143                                131,425                                138,568
Other Issuances...........       347,527        216                                  5,796                                  6,012
                            ------------   --------   ----------   ---------   -----------   ---------     -------     ----------
  Balance at July 31,
    1997..................   149,683,962     93,552           --          --     1,138,274    (259,872)      5,879        977,833
                            ------------   --------   ----------   ---------   -----------   ---------     -------     ----------
CURRENT NORAM (POST
  MERGER):
Adjustments due to Merger:
  Eliminate Former NorAm
    Balances..............  (149,683,962)   (93,552)                            (1,138,274)    259,872      (5,879)      (977,833)
Capital contribution from
  Parent..................         1,000          1                              2,463,831                              2,463,832
Net Income................                                                                      20,847                     20,847
Change in Market Value of
  Marketable Equity
  Securities, net of
  tax.....................                                                                                  (5,634)        (5,634)
                            ------------   --------   ----------   ---------   -----------   ---------     -------     ----------
Balance at December 31,
  1997....................         1,000   $      1           --   $      --   $ 2,463,831   $  20,847     $(5,634)    $2,479,045
                            ============   ========   ==========   =========   ===========   =========     =======     ==========

---------------

(1) $.625 par, authorized 250,000,000 shares. On the Acquisition Date, NorAm's pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Houston Industries); see Note 1(b).

(2) $3.00 Convertible exchangeable preferred stock, Series A ($50 liquidation preference), cumulative, non-voting; authorized 10,000,000 shares. On the Acquisition Date, NorAm's pre-merger preferred stock was canceled.

            See Notes to NorAm's Consolidated Financial Statements.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                              CURRENT NORAM    FORMER NORAM
                                                              -------------    ------------
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
Property, Plant and Equipment
  Natural gas distribution..................................   $1,326,442       $2,158,013
  Interstate pipeline.......................................    1,258,087        1,685,959
  Energy marketing..........................................      162,519          252,509
  Other.....................................................       14,972           20,150
                                                               ----------       ----------
          Total.............................................    2,762,020        4,116,631
  Less accumulated depreciation and amortization............       59,531        1,675,576
                                                               ----------       ----------
  Property, plant and equipment -- net......................    2,702,489        2,441,055
                                                               ----------       ----------
Current Assets
  Cash and cash equivalents.................................       35,682           27,981
  Accounts and notes receivable, principally customer.......      969,248          696,982
  Accounts receivable from parent...........................       10,161
  Deferred income taxes.....................................        8,309           10,495
  Gas in underground storage................................       63,702           70,651
  Materials and supplies....................................       29,611           30,595
  Gas purchased in advance of delivery......................        6,200            6,200
  Other current assets......................................       24,386           15,423
                                                               ----------       ----------
          Total current assets..............................    1,147,299          858,327
                                                               ----------       ----------
Other Assets
  Goodwill, net.............................................    2,026,395          466,938
  Prepaid pension asset.....................................       92,064           45,390
  Investment in marketable equity securities................       27,046           26,670
  Regulatory asset for environmental costs..................       21,745           39,152
  Gas purchased in advance of delivery......................       29,048           34,895
  Deferred debits, net......................................       23,954           32,200
                                                               ----------       ----------
          Total other assets................................    2,220,252          645,245
                                                               ----------       ----------
Deferred Charges, net.......................................       69,056           72,850
                                                               ----------       ----------
Total Assets................................................   $6,139,096       $4,017,477
                                                               ==========       ==========

             See Notes to NorAm's Consolidated Financial Statements

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              CURRENT NORAM    FORMER NORAM
                                                              -------------    ------------
                                                              DECEMBER 31,     DECEMBER 31,
                                                                  1997             1996
                                                              -------------    ------------
Stockholders' Equity:
  Common stock..............................................   $        1       $   86,193
  Paid-in capital...........................................    2,463,831        1,001,053
  Retained earnings (deficit)...............................       20,847         (286,703)
  Unrealized gain (loss) on marketable equity securities,
     net of tax.............................................       (5,634)               5
                                                               ----------       ----------
          Total.............................................    2,479,045          800,548
                                                               ----------       ----------
NorAm-Obligated Mandatorily Redeemable Convertible Preferred
  Securities of Subsidiary Trust Holding Solely Junior
  Subordinated Debentures of NorAm, net.....................       21,290          167,768
Long-Term Debt, less Current Maturities.....................      916,703        1,054,221
Current Liabilities:
  Current maturities of long-term debt......................      232,145          277,000
  Notes payable to banks....................................      390,000          115,000
  Notes payable to parent...................................       22,100
  Receivables facility......................................      300,000
  Accounts payable, principally trade.......................      668,269          762,164
  Income taxes payable......................................                        11,684
  Interest payable..........................................       27,273           31,928
  General taxes.............................................       41,315           51,082
  Customer deposits.........................................       36,626           35,711
  Other current liabilities.................................      133,278          113,628
                                                               ----------       ----------
          Total current liabilities.........................    1,851,006        1,398,197
                                                               ----------       ----------
Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes.........................      483,039          320,506
  Estimated environmental remediation costs.................       21,745           39,152
  Payable under capacity lease agreement....................       41,000           41,000
  Benefit liabilities.......................................      182,687           90,544
  Estimated obligations under indemnification provisions of
     sale agreements........................................       11,391           29,098
  Refundable excess deferred income taxes...................       13,569           17,946
  Other.....................................................      117,621           58,497
                                                               ----------       ----------
          Total.............................................      871,052          596,743
                                                               ----------       ----------
Commitments and Contingencies (Note 8)
Total Liabilities and Stockholders' Equity..................   $6,139,096       $4,017,477
                                                               ==========       ==========

             See Notes to NorAm's Consolidated Financial Statements

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                  CURRENT NORAM                   FORMER NORAM
                                                  -------------   --------------------------------------------
                                                   FIVE MONTHS    SEVEN MONTHS   TWELVE MONTHS   TWELVE MONTHS
                                                      ENDED          ENDED           ENDED           ENDED
                                                  DECEMBER 31,      JULY 31,     DECEMBER 31,    DECEMBER 31,
                                                      1997            1997           1996            1995
                                                  -------------   ------------   -------------   -------------
Cash Flows from Operating Activities:
  Net income....................................   $   20,847      $  46,112       $  90,858       $  65,477
  Adjustments to reconcile net income to net
     cash provided by (used in) operating
     activities:
     Depreciation and amortization..............       78,207         84,901         142,362         147,109
     Deferred income taxes......................       36,770         14,589          28,809          34,883
     Early retirement and severance, less cash
       costs....................................                                      12,941
     Extraordinary (gain)loss, less taxes.......                        (237)          4,280              52
     Utilization of tax loss carryforwards......                                      (2,405)        (19,797)
     Changes in other assets and liabilities,
       net of the effects of the acquisition:
       Accounts and notes receivable-net........     (361,285)       313,586        (353,703)       (119,933)
       Inventories..............................       (2,250)         9,980         (14,895)         25,112
       Deferred gas costs.......................        8,655         (7,715)         12,788         (19,831)
       Other current assets.....................       (1,298)        (1,128)         10,935          10,661
       Accounts payable.........................      148,071       (224,590)        266,446         162,595
       Interest and taxes accrued...............      (13,402)       (19,996)          4,712          19,597
       Other current liabilities................       42,284        (22,633)         10,483           5,151
       Recoveries under gas contract disputes...        2,600          5,500          10,900          24,200
       Other-net................................       10,557            903           3,642           3,633
                                                   ----------      ---------       ---------       ---------
          Net cash provided by (used in)
            operating activities................      (30,244)       199,272         228,153         338,909
                                                   ----------      ---------       ---------       ---------
Cash Flows from Investing Activities:
  Purchase of Former NorAm, net of cash
     acquired...................................   (1,422,672)
  Capital expenditures..........................      (93,414)       (88,638)       (172,200)       (173,600)
  Cash surrender value of life insurance........                                                      12,276
  Other, net....................................       (1,079)        (6,424)         (4,957)         (4,403)
                                                   ----------      ---------       ---------       ---------
          Net cash used in investing
            activities..........................   (1,517,165)       (95,062)       (177,157)       (165,727)
                                                   ==========      =========       =========       =========

                                                                      (continued
on next page)

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                  (CONTINUED)

                                                  CURRENT NORAM                   FORMER NORAM
                                                  -------------   --------------------------------------------
                                                   FIVE MONTHS    SEVEN MONTHS   TWELVE MONTHS   TWELVE MONTHS
                                                      ENDED          ENDED           ENDED           ENDED
                                                  DECEMBER 31,      JULY 31,     DECEMBER 31,    DECEMBER 31,
                                                      1997            1997           1996            1995
                                                  -------------   ------------   -------------   -------------
Cash Flows from Financing Activities:
  Cash portion of capital contribution from
     Houston Industries.........................   $1,426,067
  Proceeds from issuance of 7 1/2% notes........                                                   $ 200,000
  Retirements and reacquisitions of long-term
     debt.......................................     (165,808)     $(230,667)      $(396,733)       (335,352)
  Proceeds from bank term loan..................                     150,000                         150,000
  Public issuance of common stock...............                                     108,963
  Public issuance of convertible preferred
     securities by
     subsidiary trust...........................                                     167,756
  Other debt borrowings (repayments)............      317,500        (42,500)        105,000        (100,000)
  Return of advance received under contingent
     sales agreement............................                                                     (50,000)
  Increase in receivables facility..............       24,000         41,000
  Issuance of common stock under direct stock
     purchase plan, net.........................                                      10,254           9,801
  Common and preferred stock dividends..........                     (19,281)        (40,621)        (42,338)
  Redemption of convertible securities..........       (9,504)
  Increase (decrease) in overdrafts.............       (9,164)       (27,348)          9,055          (9,614)
                                                   ----------      ---------       ---------       ---------
          Net cash provided by (used in)
            financing activities................    1,583,091       (128,796)        (36,326)       (177,503)
                                                   ----------      ---------       ---------       ---------
Net Increase (Decrease) in Cash and Cash
  Equivalents...................................       35,682        (24,586)         14,670          (4,321)
Cash and Cash Equivalents at Beginning of the
  Period........................................                      27,981          13,311          17,632
                                                   ----------      ---------       ---------       ---------
Cash and Cash Equivalents at End of the
  Period........................................   $   35,682      $   3,395       $  27,981       $  13,311
                                                   ==========      =========       =========       =========
Supplemental Disclosure of Cash Flow
  Information:
Cash Payments:
  Interest (net of amounts capitalized).........   $   55,951      $  67,100       $ 140,751       $ 154,866
  Income taxes, net.............................          714         20,900          29,657          19,970

The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of Houston Industries common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former NorAm's common stock and common stock equivalents and $1.6 billion of Former NorAm debt. A significant portion ($139 million) of NorAm obligated mandatorily redeemable convertible preferred securities of subsidiary trust holding solely subordinated debentures of NorAm was converted to NorAm Common Stock in non-cash transactions prior to the Merger; see Note 5.

            See Notes to NorAm's Consolidated Financial Statements.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Nature of Operations.

     NorAm Energy Corp. (NorAm), a Delaware corporation, is a wholly owned subsidiary of Houston Industries defined below. NorAm is principally engaged in the natural gas industry, including gathering, transmission, marketing, storage and distribution. Collectively, these operations accounted for in excess of 90% of NorAm's total revenues, income or loss and identifiable assets during 1997.

     NorAm's natural gas distribution operations (Natural Gas Distribution) are conducted by three of its unincorporated divisions: Entex, Minnegasco and Arkla. NorAm's interstate pipeline operations (Interstate Pipeline) are conducted by its wholly owned subsidiaries, NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation (MRT). NorAm's energy marketing activities are conducted primarily by NorAm Energy Services, Inc. (NES) and NorAm Energy Management, Inc. (NEM) and its gathering activities are conducted by NorAm Field Services Corp. (NFS) (collectively Energy Marketing). NorAm's principal operations are located in Arkansas, Louisiana, Minnesota, Mississippi, Missouri and Texas.

     As of December 31, 1997, all shares of NorAm's common stock were pledged as collateral under a $1.64 billion loan arrangement entered into by a subsidiary of Houston Industries in connection with the Merger (defined below). Under the provisions of this facility, Houston Industries may become obligated to pledge additional stock of subsidiaries of NorAm if such subsidiaries should become "significant subsidiaries" (as defined under the facility) of Houston Industries.

(b) Merger With Houston Industries Incorporated.

     On August 6, 1997 (Acquisition Date), Houston Industries Incorporated (Former HI) merged with and into Houston Lighting & Power Company, which was renamed "Houston Industries Incorporated" (Houston Industries), and NorAm Energy Corp., (Former NorAm) merged with and into a subsidiary of Houston Industries, HI Merger, Inc., which was renamed "NorAm Energy Corp." (NorAm). Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former HI was converted into one share of common stock (including associated preference stock purchase rights) of Houston Industries, and each outstanding share of common stock of Former NorAm was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of Houston Industries. The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of Houston Industries' common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former NorAm's common stock and common stock equivalents and $1.6 billion of Former NorAm debt ($1.3 billion of which was long-term debt).

     The Merger was recorded under the purchase method of accounting with assets and liabilities of NorAm reflected at their estimated fair values as of the Acquisition Date, resulting in a "new basis" of accounting. In NorAm's consolidated financial statements (NorAm's Consolidated Financial Statements), periods which reflect the new basis of accounting are labeled as "Current NorAm" and periods which do not reflect the new basis of accounting are labeled "Former NorAm". Former NorAm's Statement of Consolidated Income for the seven months ended July 31, 1997 include certain adjustments from August 1, 1997 to the Acquisition Date for pre-merger transactions.

     NorAm's Consolidated Balance Sheets for periods after the Acquisition Date reflect adjustments associated with Houston Industries' assignment of the purchase price, principally consisting of (1) the revaluation of certain property, plant and equipment and long-term debt to their estimated fair market value, (2) the recognition of certain pension and postretirement benefit obligations previously being recognized through amortization, (3) the recognition of goodwill as described above, (4) the elimination of NorAm's historical goodwill, (5) the elimination of NorAm's historical stockholders' equity balances and accumulated

                      NORAM ENERGY CORP. AND SUBSIDIARIES
depreciation and amortization as of the Acquisition Date and (6) the recognition of the associated deferred income tax effects. In addition, NorAm's pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Houston Industries), rendering presentation of per share data no longer meaningful. Houston Industries' debt to fund the cash portion of the purchase consideration has not been allocated or "pushed down" to NorAm and is not reflected on NorAm's Financial Statements.

     NorAm's Statements of Consolidated Income for periods after the Acquisition Date are principally affected by (1) the amortization (over 40 years) of the newly-recognized goodwill, partially offset by the elimination of the amortization of NorAm's historical goodwill, (2) the amortization (to interest expense) of the revaluation of long-term debt, (3) the removal of the amortization (to operating expense) previously associated with the pension and postretirement obligations as described preceding and (4) the deferred income tax expense associated with these adjustments. Interest expense on Houston Industries' debt which was used to fund the cash portion of the acquisition has not been allocated or "pushed down" to NorAm and is not reflected on NorAm's Financial Statements. For these reasons, among others, certain financial information for periods before and after the Acquisition Date is not comparable.

     If the Merger had occurred on January 1, 1997 and 1996, NorAm's unaudited pro forma net income for 1997 and 1996 would have been $68.3 million and $76.9 million, respectively. Pro forma results are based on assumptions deemed appropriate by NorAm's management, have been prepared for informational purposes only and are not necessarily indicative of the results which would have resulted had the Merger actually taken place on the date indicated.

(c) Regulatory Assets and Regulation.

     In general, NorAm's interstate pipelines are subject to regulation by the Federal Energy Regulatory Commission, while its natural gas distribution operations are subject to regulation at the state or municipal level. Historically, all of NorAm's rate-regulated businesses have followed the accounting guidance contained in Statement of Financial Accounting Standards
(SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" . NorAm discontinued application of SFAS No. 71 to NGT in 1992. As a result of the continued application of SFAS No. 71 to MRT and the natural gas distribution operations, NorAm's financial statements contain assets and liabilities which would not be recognized by unregulated entities.

     At December 31, 1997 approximately $48 million in regulatory assets are reflected on NorAm's Consolidated Balance Sheet as deferred debits. These assets represent probable future revenue to NorAm associated with certain incurred costs as these costs are recovered through the rate making process. These costs are being recovered through rates over varying periods up to 40 years.

(d) Principles of Consolidation.

     NorAm's Consolidated Financial Statements include the accounts of NorAm and its wholly owned subsidiaries (NorAm). All significant intercompany transactions and balances are eliminated in consolidation.

(e) Property, Plant and Equipment.

     Property, plant and equipment have been revalued to estimated fair market value as of the Acquisition Date in accordance with the purchase method of accounting, and depreciated or amortized on a straight-line basis over their estimated useful lives; see Note 1(b) above. Prior to the Acquisition Date, such assets were carried at cost. Additions to and betterments of utility property are charged to property accounts at cost, while the costs of maintenance, repairs and minor replacements are charged to expense as incurred. Upon normal retirement of units of utility property, plant and equipment, the cost of such property, together with cost of removal less salvage, is charged to accumulated depreciation.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

(f) Depreciation and Amortization Expense.

     Goodwill, none of which is being recovered in regulated service rates, is amortized on a straight-line basis over 40 years. Approximately $29.9 million of goodwill was amortized during 1997. Of this amount, $21.6 million represents amortization related to the Merger and incurred during the period from the Acquisition Date through December 31, 1997. Goodwill amortization for 1996 was approximately $14.2 million. NorAm periodically compares the carrying value of its goodwill to the anticipated undiscounted future operating income from the businesses whose acquisition gave rise to the goodwill and, as yet, no impairment is indicated or expected. For additional information regarding the amortization of goodwill in connection with the Merger, see Note 1(b) above.

(g) Fuel Stock and Other Inventories.

     Inventories principally follow the average cost method. Gas inventory (at average cost) was $63.7 million and $70.7 million at December 31, 1997 and 1996, respectively. All non-utility inventories held for resale are valued at the lower of cost or market.

(h) Revenues.

     NorAm's rate-regulated divisions/subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate for gas delivered but unbilled at the end of each accounting period.

(i) Statements of Consolidated Cash Flows.

     For purposes of reporting cash flows, cash equivalents are considered to be short-term, highly liquid investments readily convertible into cash.

(j) Derivative Financial Instruments (Risk Management).

     For information regarding NorAm's accounting for derivative financial instruments associated with natural gas, electric power and transportation risk management activities, see Note 2.

(k) Income Taxes.

     Houston Industries files a consolidated federal income tax return, in which NorAm and its subsidiaries are included (as of the Acquisition Date). Houston Industries follows a policy of comprehensive interperiod income tax allocation. For additional information regarding income taxes, see Note 7.

(l) Investments in Marketable Equity Securities.

     A subsidiary of NorAm holds certain equity securities classified as "available-for-sale" and, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," reports such investments at estimated fair value with any unrealized gain or loss, net of tax, as a separate component of stockholders' equity. At December 31, 1997, NorAm's unrealized loss relating to these marketable equity securities was approximately $5.6 million, net of tax of $3.0 million.

(m) Reclassifications and Use of Estimates.

     Certain amounts from the previous years have been reclassified to conform to the 1997 presentation of financial statements. Such reclassifications do not affect earnings.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and

                      NORAM ENERGY CORP. AND SUBSIDIARIES
liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(n) Early Retirement and Severance.

     During the first quarter of 1996, NorAm instituted several early retirement and reorganization plans, pursuant to which a total of approximately 400 positions were eliminated resulting in expense for severance payments and enhanced retirement benefits reported as a non-recurring pre-tax charge of approximately $22.3 million (approximately $13.4 million after tax).

(o) Merger Transaction Costs.

     "Merger transaction costs" include expenses associated with completion of the business combination with Houston Industries (see Note 1(b)), principally consisting of investment banking and legal fees.

(p) Allowance for Doubtful Accounts.

     Accounts and notes receivable, principally customer as presented on NorAm's Consolidated Balance Sheets are net of an allowance for doubtful accounts of $15.3 million and $13.0 million at December 31, 1997 and 1996, respectively.

(q) Accounts Payable.

     Certain of NorAm's cash balances reflect credit balances to the extent that checks written have not yet been presented for payment. Such balances included in accounts payable, principally trade on the NorAm Consolidated Balance Sheets were approximately $17.0 million and $53.5 million at December 31, 1997 and 1996, respectively.

(2) DERIVATIVE FINANCIAL INSTRUMENTS (RISK MANAGEMENT)

(a) Trading Activities.

     NorAm, through NES, offers price risk management services primarily in the natural gas and electric industries. NES provides these services through, and by utilizing, a variety of derivative financial instruments, including fixed-price swap agreements, variable-price swap agreements, exchange-traded energy futures and option contracts, and swaps and options traded in the over-the-counter financial markets. Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between either industry pricing publications or exchange quotations.

     Certain trading transactions qualify for hedge accounting and accordingly unrealized gains and losses associated with these transactions are deferred. For trading transactions that do not qualify for hedge accounting, NES uses mark-to-market accounting. Accordingly, such financial instruments are recorded at fair value with realized and unrealized gains (losses) recorded as a component of revenues in NorAm's Statements of Consolidated Income. The recognized, unrealized balance is recorded as a deferred debit on NorAm's Consolidated Balance Sheets.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

     The notional quantities and maximum terms of derivative financial instruments held for trading purposes at December 31, 1997 are presented below (volumes in billions of British thermal units equivalent (Bbtue)):

                                               VOLUME-FIXED     VOLUME-FIXED       MAXIMUM
                                               PRICE PAYOR     PRICE RECEIVER    TERM (YEARS)
                                               ------------    --------------    ------------
Natural gas..................................     85,701           64,890             4
Electricity..................................     40,511           42,976             1

     In addition to the fixed-price notional volumes above, NES also has variable-price swap agreements, as discussed above, totaling 101,465 Bbtue. Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure NorAm's exposure to market or credit risks.

     The estimated fair value of derivative financial instruments held for trading purposes at December 31, 1997 are presented below (dollars in millions):

                                                    FAIR VALUE           AVERAGE FAIR VALUE(A)
                                               ---------------------    -----------------------
                                               ASSETS    LIABILITIES    ASSETS      LIABILITIES
                                               ------    -----------    ------      -----------
Natural gas..................................   $46          $39         $56            $48
Electricity..................................   $ 6          $ 6         $ 3            $ 2

---------------

(a)  Computed using the ending balance of each month.

     Substantially all of the fair value shown in the table above at December 31, 1997 has been recognized in income. The fair value as of and for the year ended December 31, 1997 was estimated using quoted prices where available and considering the liquidity of the market for the derivative financial instruments. The prices are subject to significant changes based on changing market conditions. The derivative financial instruments included in the NES trading portfolio as of and for the year ended December 31, 1996 were immaterial.

     The weighted-average term of the trading portfolio, based on volumes, is less than one year. The maximum and average terms disclosed herein are not indicative of likely future cash flows as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and NorAm's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

(b) Non-Trading Activities.

     To reduce the risk from market fluctuations in the price of electric power, natural gas and related transportation, NorAm and certain of its subsidiaries enter into futures transactions, swaps and options (Energy Derivatives) in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements, although usage to date for this purpose has not been material. Usage of electricity derivative financial instruments by NorAm and its subsidiaries for purposes other than trading is immaterial.

     NorAm also utilizes interest-rate derivatives (principally interest-rate swaps) in order to adjust the portion of its overall borrowings which are subject to interest-rate risk, and also utilizes such derivatives to effectively fix the interest rate on debt expected to be issued for refunding purposes.

     For transactions involving either Energy Derivatives or interest-rate derivatives, hedge accounting is applied only if the derivative (i) reduces the price risk of the underlying hedged item and (ii) is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts which are

                      NORAM ENERGY CORP. AND SUBSIDIARIES
inversely correlated to those of the item(s) to be hedged. This correlation (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied.

     In the case of interest-rate swaps associated with existing obligations, cash flows and expenses associated with the interest-rate derivative transactions are matched with the cash flows and interest expense of the obligation being hedged, resulting in an adjustment to the effective interest rate. When interest rate swaps are utilized to effectively fix the interest rate for an anticipated debt issuance, changes in the market value of the interest-rate derivatives are deferred and recognized as an adjustment to the effective interest rate on the newly issued debt.

     Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in NorAm's Statements of Consolidated Income until the underlying hedged transaction occurs. Once it becomes probable that an anticipated transaction will not occur, deferred gains and losses are recognized. In general, the financial impact of transactions involving these Energy Derivatives is included in NorAm's Statements of Consolidated Income under the caption natural gas and purchased power, net. Cash flows resulting from these transactions in Energy Derivatives are included in NorAm's Statements of Consolidated Cash Flows in the same category as the item being hedged.

     At December 31, 1997, subsidiaries of NorAm were fixed-price payors and fixed-price receivers in Energy Derivatives covering 38,754 Bbtu and 7,647 Bbtu of natural gas, respectively. At December 31, 1996, subsidiaries of NorAm were fixed-price payors and fixed-price receivers in Energy Derivatives covering approximately 150,300 Bbtu and 66,500 Bbtu of natural gas, respectively. Also, at December 31, 1997, subsidiaries of NorAm were parties to variable-priced Energy Derivatives totaling 3,630 Bbtu of natural gas. The weighted average maturity of these instruments at December 31, 1997 and 1996, respectively, is less than one year.

     NorAm has entered into options with various third parties which principally serve to limit the year-to-year escalation from January 1998 to April 1999 in the purchase price of gas which NorAm is committed to deliver to a distribution affiliate. These options, which covered 9,800 Bbtu and 2,400 Bbtu at December 31, 1997 and 1996, respectively, expired in January 1998 unexercised. NorAm previously established a reserve equal to its projected maximum exposure to losses during the term of this commitment and, accordingly, no impact on earnings is expected.

     The notional amount is intended to be indicative of NorAm and its subsidiaries' level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When Energy Derivatives are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed as further discussed below. Under such circumstances gains (losses) are deferred and recognized as a component of income when the underlying hedged item is recognized in income.

     The average maturity discussed above and the fair value discussed in Note 10 are not necessarily indicative of likely future cash flows as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and NorAm's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

(c) Trading and Non-trading -- General Policy.

     In addition to the risk associated with price movements, credit risk is also inherent in NorAm and its subsidiaries' risk management activities. Credit risk relates to the risk of loss resulting from non performance

                      NORAM ENERGY CORP. AND SUBSIDIARIES
of contractual obligations by a counterparty. While, as yet, NorAm and its subsidiaries have experienced no significant losses due to the credit risk associated with these arrangements, NorAm has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract. In order to minimize this risk, NorAm and/or its subsidiaries, as the case may be, enter into such contracts primarily with those counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. For long-term arrangements, NorAm and its subsidiaries periodically review the financial condition of such firms in addition to monitoring the effectiveness of these financial contracts in achieving NorAm's objectives. Should the counterparties to these arrangements fail to perform, NorAm would seek to compel performance at law or otherwise, or obtain compensatory damages in lieu thereof. NorAm might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then-current market prices. In such event, NorAm might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, NorAm believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is minimal.

     NorAm's policies prohibit the use of leveraged financial instruments.

     Houston Industries has established a Risk Oversight Committee that oversees all price and credit risk, including NES's risk management and trading activities. The Risk Oversight Committee's responsibilities include reviewing NorAm's overall risk management strategy and monitoring risk management activities to ensure compliance with Houston Industries' risk management limitations, policies and procedures.

(3) CAPITAL STOCK

(a) Earnings Per Share.

     As a result of the Merger, NorAm is no longer required to present earnings per share (EPS) data as its common shares (all of which are owned by Houston Industries) are not publicly held. EPS data for 1996 and 1995 has not been included because NorAm believes it is no longer meaningful.

(b) Equity Transactions Prior to the Merger.

     In June 1996, NorAm issued 11,500,000 shares of NorAm common stock to the public at a price of $9.875 per share, yielding net cash proceeds of approximately $109 million. The net proceeds from the offering principally were used to retire debt as described in Note 4(b).

(c) Direct Stock Purchase Plan and Dividend Reinvestment Plan.

     The Direct Stock Purchase Plan and Dividend Reinvestment Plan were suspended and canceled in connection with the Merger.

(4) LONG-TERM AND SHORT-TERM FINANCING

(a) Short-Term Financing.

     In 1997 and 1996, NorAm met its short-term financing needs primarily through a bank facility, bank lines of credit and a receivables facility. NorAm's principal short-term credit facility (NorAm Credit Facility) of $400 million expires in December 1998. Borrowings under the NorAm Credit Facility are unsecured. The weighted average interest rate at December 31, 1997 and 1996 was 6.3%. NorAm pays a facility fee on the $400 million facility of .14% per annum which is subject to increase based on NorAm's debt rating. Borrowings under the credit facility at December 31, 1997 and 1996 were $340 million and $115 million, respectively. In addition, NorAm had $50 million of outstanding loans under uncommitted lines of credit at December 31, 1997 having a weighted average interest rate of 6.82%.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

     Under a trade receivables facility (Receivables Facility) which expires in August 1999, NorAm sells, with limited recourse, an undivided interest (limited to a maximum of $300 million) in a designated pool of accounts receivable. The amount of receivables sold and uncollected was $300 million and $235 million at December 31, 1997 and 1996, respectively. The weighted average interest rate at December 31, 1997 and 1996 was 5.65% and 5.41%, respectively. Certain of NorAm's remaining receivables serve as collateral for receivables sold and represent the maximum exposure to NorAm should all receivables sold prove ultimately uncollectible. NorAm has retained servicing responsibility under the Receivables Facility for which it is paid a servicing fee. Beginning in 1997 and pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", NorAm accounts for amounts transferred pursuant to the Receivables Facility as collateralized borrowings. As a result, these receivables are recorded as assets on NorAm's December 31, 1997 Consolidated Balance Sheet and amounts received by NorAm pursuant to this facility are recorded as a current liability under the caption Receivables facility. In 1996, pursuant to SFAS No. 77, "Reporting by Transferors for Transfers of Receivables with Recourse", the receivables sold were deducted from "Accounts and notes receivable, principally customers" in the accompanying Consolidated Balance Sheet. Additionally, amounts reported in 1996 and 1995 in NorAm's Statements of Consolidated Income as "Loss on sale of accounts receivables" are recorded as interest expense in NorAm's 1997 Statement of Consolidated Income.

(b) Long-Term Debt.

     NorAm's consolidated long-term debt outstanding, which is summarized in the following table, is noncallable and without sinking fund requirements except as noted. Carrying amounts and amounts due in one year reflect $46.3 million and $6.1 million, respectively, for fair value adjustments recorded in connection with the Merger.

                                                              CURRENT NORAM
                                                            DECEMBER 31, 1997
                                             ------------------------------------------------
                                                                          CARRYING AMOUNTS
                                                                       ----------------------
                                             EFFECTIVE    PRINCIPAL    NON-CURRENT    CURRENT
                                               RATE        AMOUNT        PORTION      PORTION
                                             ---------    ---------    -----------    -------
                                                          (MILLIONS OF DOLLARS)
Medium-term notes, Series A and B due
  through 2001, weighted average rate of
  8.90% at December 31, 1997..............     8.23%      $  241.6       $182.4       $ 78.8
Bank Term Loan due 1998...................     6.54%         150.0                     153.3
8.875% Series due 1999....................     8.54%         200.0        207.8
7.5% Series due 2000......................     7.32%         200.0        205.0
8.9% Series due 2006......................     7.82%         145.1        165.1
6% Convertible Subordinated Debentures due
  2012....................................     6.51%         116.3        107.2
10% Series due 2019(1)....................     8.95%          42.8         47.8
Other.....................................     4.10%           0.6          1.4
                                                          --------       ------       ------
                                                          $1,096.4       $916.7       $232.1
                                                          ========       ======       ======

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                                                                    FORMER NORAM
                                                                 DECEMBER 31, 1996
                                                               ----------------------
                                                                  CARRYING AMOUNTS
                                                               ----------------------
                                                               NON-CURRENT    CURRENT
                                                                 PORTION      PORTION
                                                               -----------    -------
                                                               (MILLIONS OF DOLLARS)
Medium-term notes, Series A and B due through 2001, weighted
  average rate of 8.96% at December 31, 1996................    $  241.6      $ 52.0
9.875% Series due 1997......................................                   225.0
8.875% Series due 1999......................................       200.0
7.5% Series due 2000........................................       200.0
8.9% Series due 2006........................................       145.1
6% Convertible Subordinated Debentures due 2012.............       122.7
10% Series due 2019(1)......................................       144.2
Other.......................................................         0.6
                                                                --------      ------
                                                                $1,054.2      $277.0
                                                                ========      ======

---------------

(1) In the fourth quarter of 1997 NorAm purchased $101.4 million aggregate principal amount of its 10% Debentures due 2019 at an average price of 111.98% plus accrued interest. Because NorAm's debt was stated at fair market value as of the Acquisition Date, the loss on the reacquisition of these debentures was not material.

     Consolidated maturities of long-term debt and sinking fund requirements for NorAm are approximately $232 million for 1998, $201 million in 1999, $222 million in 2000, $144 million in 2001 and $0 in 2002.

     NorAm's retirements and reacquisitions of long-term debt are summarized in the following table. In cases where premiums were paid or discounts were realized in association with these reacquisitions and retirements, such amounts are reported in NorAm's Statements of Consolidated Income as "Extraordinary gain
(loss) on early retirement of debt, less taxes" and are net of taxes of $0.1 million, ($2.5) million and ($0.03) million in 1997, 1996 and 1995, respectively. For retirements and reacquisitions after the Acquisition Date, gains or losses on early retirement are immaterial since the carrying amounts reflect the fair value adjustments described above.

                                                             YEAR ENDED DECEMBER 31,
                                                           ---------------------------
                                                           1997(1)     1996      1995
                                                           -------    ------    ------
                                                              (MILLIONS OF DOLLARS)
Reacquisition of 8% Series due 1997......................                       $150.0
Reacquisition of 9.875% Debentures due 2018..............             $  7.4       5.7
Reacquisition of 10% Debentures due 2019.................  $101.4                 15.0
Reacquisition of 6% Convertible Subordinated Debentures
  due 2012(2)............................................     5.8        7.2
Retirement, at maturity, of Medium Term Notes(3).........    52.0      118.8       1.0
Retirement of Bank Term Loan due 2000....................              150.0
Retirement of 9.45% Series due 1995......................                        150.0
Retirement of 9.875% Notes due 1997......................   225.0
Retirement of 9.875% Debentures due 2018.................              109.0
Retirement of Note Payable to Gas Supplier...............                         13.6
Net (gain) loss on reacquisition of debt, less taxes.....    (0.2)       4.3       0.1
                                                           ------     ------    ------
                                                           $384.0     $396.7    $335.4
                                                           ======     ======    ======

---------------

(1) Excludes the conversion of 6% Convertible Subordinated Debentures due 2012 in the amount of approximately $1.0 million.

(2) These reacquired debentures may be credited against sinking fund requirements.

(3) Weighted average interest rate of 9.25%, 9.06% and 9.0% in 1997, 1996 and 1995, respectively.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

     In June 1996, NorAm exercised its right to exchange the $130 million principal amount of its $3.00 Convertible Exchangeable Preferred Stock, Series A for its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of common stock of Houston Industries and $14.24 in cash. The Subordinated Debentures are callable beginning in 1999 at redemption prices beginning at 105.0% and declining to par in November 2009. NorAm is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures which began on March 15, 1997 and will continue on each succeeding March 15 up to and including March 15, 2011. NorAm
(i) may credit against the sinking fund requirements any Subordinated Debentures redeemed by NorAm and Subordinated Debentures which have been converted at the option of the holder and (ii) may deliver purchased Subordinated Debentures in satisfaction of the sinking fund requirements. NorAm satisfied its 1997 sinking fund requirement of $6.5 million by delivering a portion of the $7.2 million principal amount of Subordinated Debentures purchased in 1996.

     In May 1997, NorAm obtained an unsecured, 18-month bank term loan in the amount of $150 million. The term loan carries a LIBOR-based floating interest rate. Proceeds from the term loan were used to refund a portion of NorAm's 9.875% Notes which matured in April 1997. NorAm has entered into two interest rate swaps, each with a term of 19 months, having an aggregate notional amount of $150 million which effectively fixed the interest rate on borrowings under the term loan agreement at approximately 6.775%.

     At December 31, 1996 NorAm had a portfolio of six interest rate swaps with a total notional amount of $300 million. Five of these swaps were terminated during 1997 representing a total notional amount of $250 million. The remaining $50 million was terminated in January 1998.

(c) Restrictions on Stockholders' Equity and Debt.

     Under the provisions of NorAm's revolving credit facility or certain other NorAm financial arrangements, NorAm's total debt is limited to 72% of its total capitalization and NorAm is required to maintain a minimum level of stockholders' equity. In addition, NorAm's total debt would be limited to $2.055 billion if its ratio of total debt to total capitalization increased to 60%. The minimum level of stockholders' equity was initially set at $700 million at December 31, 1995, increasing annually thereafter by (1) 50% of positive consolidated net income and (2) 50% of the proceeds from any incremental equity offering made after June 30, 1996. At December 31, 1997, these provisions did not significantly restrict NorAm's ability to issue debt or to pay dividends.

(5) TRUST SECURITIES

     In June 1996, a Delaware statutory business trust (NorAm Trust) established by NorAm issued in a public offering $172.5 million of convertible preferred securities and sold approximately $5.3 million of NorAm Trust common stock (106,720 shares, representing 100% of the NorAm Trusts common equity) to NorAm. The convertible preferred securities have a distribution rate of 6.25% payable quarterly in arrears, a stated liquidation amount of $50 per convertible preferred security and must be redeemed by 2026. The proceeds from the sale of the preferred and common securities were used by NorAm Trust to purchase $177.8 million of 6.25% Convertible Junior Subordinated Debentures from NorAm having an interest rate corresponding to the distribution rate of the convertible preferred securities and a maturity date corresponding to the mandatory redemption date of the convertible preferred securities. Under existing law, interest payments made by NorAm for the junior subordinated debentures are deductible for federal income tax purposes. NorAm has the right at any time and from time to time to defer interest payments on the junior subordinated debentures for successive periods not to exceed 20 consecutive quarters for each such extension period. In such case, (1) quarterly distributions on the junior subordinated debentures would also be deferred

                      NORAM ENERGY CORP. AND SUBSIDIARIES
and (2) NorAm has agreed to not declare or pay any dividend on any common or preferred stock, except in certain instances.

     The NorAm Trust is accounted for as a wholly owned consolidated subsidiary of NorAm. The junior subordinated debentures are the sole assets of the NorAm Trust. NorAm has fully and unconditionally guaranteed, on a subordinated basis, NorAm Trust's obligations, including the payment of distributions and all other payments, with respect to the convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the related junior subordinated debentures at their stated maturity or earlier redemption. Following the Merger, each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Houston Industries common stock. In 1997, convertible preferred securities aggregating $156.1 million were converted, leaving $16.4 million principal amount (unamortized fair value of $21.3 million, net of issuance costs) of convertible preferred securities outstanding at December 31, 1997.

     Utilizing, in large part, the proceeds from the offerings previously discussed, in June 1996, NorAm (1) retired the $109.0 million principal amount then outstanding of its 9.875% Debentures due 2018 at a price equal to 105.93% of face value, recognizing an extraordinary pre-tax loss of approximately $6.5 million (approximately $3.9 million after tax) and (2) retired its $150 million bank term loan due 2000 at face value.

(6) STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

(a) Incentive Compensation Plans.

     Prior to the Merger, NorAm had several incentive compensation plans which provide for the issuance of stock-based incentives (including restricted shares, stock options and stock appreciation rights) to directors and key employees of NorAm, including officers. The charge to earnings in 1997, 1996 and 1995 related to the incentive compensation plans was $1.4 million, $4.4 million and $0.5 million, respectively. All stock options granted under such plans were either converted into similar Houston Industries options or "cashed out" prior to the Merger. All restricted stock and substantially all stock appreciation rights were "cashed out" with the Merger. NorAm granted 463,856 shares of restricted stock in 1996 with a weighted average fair value at the grant date of $11.86. At December 31, 1996, there were 77,371 stock appreciation rights outstanding. As of the Acquisition Date, less than 1,000 stock appreciation rights were outstanding. The following is certain information relating to options issued pursuant to NorAm's incentive compensation plans.

                                                                        WEIGHTED-AVERAGE
                                                           NUMBER        EXERCISE PRICE
                                                          OF SHARES        PER SHARE
                                                          ---------     ----------------
Outstanding at December 31, 1994........................    650,938          $12.89
Options Granted(2)......................................    546,550          $ 5.54
Options Forfeited/Expired...............................   (164,469)         $14.05
Outstanding at December 31, 1995........................  1,033,019          $ 8.82
Options Granted(2)......................................    579,749          $ 8.69
Options Exercised.......................................    (28,019)         $ 6.44
Options Forfeited/Expired...............................    (76,821)         $11.99

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                                                                        WEIGHTED-AVERAGE
                                                           NUMBER        EXERCISE PRICE
                                                          OF SHARES        PER SHARE
                                                          ---------     ----------------
Outstanding at December 31, 1996........................  1,507,928          $ 8.65
Options Exercised.......................................   (147,092)         $ 6.47
Options Forfeited/Expired...............................    (10,682)         $12.42
Options Cashed Out Upon Merger..........................   (521,857)
Options Converted at Acquisition(1).....................   (828,297)
Outstanding at December 31, 1997........................          0
Exercisable at:
  December 31, 1997.....................................          0
  December 31, 1996.....................................    911,660          $ 9.48
  December 31, 1995.....................................    431,615          $16.14

---------------

(1) Effective upon the Merger, each holder of an unexpired NorAm stock option, whether or not then exercisable, was entitled to elect to either (i) have all or any portion of their NorAm stock options canceled and "cashed out" or
    (ii) have all or any portion of their NorAm stock options converted to the Houston Industries stock options. There were 828,297 NorAm stock options converted into 622,504 Houston Industries stock options at the Acquisition Date.

(2) The weighted average grant date fair value of the options granted in 1995 and 1996 was $1.64 and $2.39, respectively.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 provides for the disclosure of certain information concerning the "fair value" of securities issued pursuant to stock-based employee compensation plans, and gives NorAm the option of calculating and recording compensation expense utilizing either (1) SFAS No. 123's "fair value" methodology which measures compensation expense as the "fair value" of all securities at the date on which they are granted to the employee or (2) the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) which, in general, do not require the recording of compensation expense for options and stock appreciation rights issued pursuant to plans structured similarly to those of NorAm. NorAm elected to continue to apply the provisions of APB No. 25 for the purpose of computing compensation expense associated with the relevant plan, although certain additional required disclosure has been made in accordance with the provisions of SFAS No. 123.

     The "fair value" as applied to restricted stock represents the quoted NYSE closing market price of the shares on the grant date. The term "fair value" as applied to stock options granted in 1996 and 1995 is a statistical calculation made utilizing a methodology generally referred to as the Black-Scholes option pricing model (BS model). The BS model yields a value for each option which is dependent on a number of variables which are inputs to the relevant calculations. For the purposes of determining the "fair value" of stock options in the preceding table, NorAm assumed (i) a risk free interest rate (based on U.S. Treasury strips with a remaining term of five years) of 5.24% to 7.84%,
(ii) an expected option life (duration) of five years, (iii) an expected volatility of 31.6% to 36.4% and (iv) an expected dividend yield of 3.4%. To the extent that actual conditions during the post-grant, pre-exercise period differ from these assumptions, the actual value of the options to the employee will differ from the calculated "fair value" at grant date (see above regarding the effect of the Merger). Had compensation cost been determined in accordance with the provisions of SFAS No. 123, the impact on NorAm's earnings for 1995 and 1996 would have been immaterial.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

(b) Employee Benefit Plans.

     NorAm has two qualified pension plans (the Qualified Plans) which cover substantially all employees: (1) the plan which covers NorAm's employees other than Minnegasco employees and (2) the plan which covers Minnegasco employees. The Qualified Plans provide benefits based on the participants' years of service and highest average compensation. The funding policy for the Qualified Plans is to contribute at least the minimum amount required to be funded as determined by NorAm's consulting actuaries. Plan assets are made up of marketable equity and high-grade fixed income securities.

     In addition to the Qualified Plans, NorAm maintains certain non-qualified plans which principally consist of (1) a retirement restoration plan which allows participants to retain the benefit to which they would have been entitled under the Qualified Plans except for the federally mandated limits on such benefits or on the level of salary on which such benefits may be calculated and
(2) certain supplemental benefit plans which, in the past, were entered into with individual employees or with small groups of employees. Participants in these non-qualified plans are general creditors of NorAm with respect to these benefits, as these plans are not funded by NorAm in advance of the cash payment of benefits. Expense of approximately $3.1 million, $2.0 million and $2.1 million associated with these non-qualified plans was recorded during 1997, 1996, and 1995, respectively.

     Net Pension cost (qualified plans only) for NorAm includes the following components:

                                                                         FORMER NORAM
                                        CURRENT NORAM    --------------------------------------------
                                        -------------                       TWELVE          TWELVE
                                         FIVE MONTHS     SEVEN MONTHS       MONTHS          MONTHS
                                            ENDED           ENDED           ENDED           ENDED
                                        DECEMBER 31,       JULY 31,      DECEMBER 31,    DECEMBER 31,
                                            1997             1997            1996            1995
                                        -------------    ------------    ------------    ------------
                                                           (THOUSANDS OF DOLLARS)
Service cost -- benefits earned during
  the period..........................    $  5,095         $  7,220        $ 11,817        $  9,900
Interest cost on projected benefit
  obligation..........................      15,014           20,313          29,946          27,097
Actual return on plan assets..........      (1,851)         (90,148)        (41,800)        (36,909)
Amortization and deferrals (a)........     (22,004)          63,498            (641)         (1,388)
                                          --------         --------        --------        --------
Net pension cost (credit).............    $ (3,746)        $    883        $   (678)       $ (1,300)
                                          ========         ========        ========        ========

                      NORAM ENERGY CORP. AND SUBSIDIARIES

     Following is the funded status of NorAm's pension plans.

                                                      CURRENT NORAM               FORMER NORAM
                                                -------------------------   -------------------------
                                                                    DECEMBER 31,
                                                -----------------------------------------------------
                                                          1997                        1996
                                                -------------------------   -------------------------
                                                QUALIFIED   NON-QUALIFIED   QUALIFIED   NON-QUALIFIED
                                                  PLANS         PLANS         PLANS         PLANS
                                                ---------   -------------   ---------   -------------
                                                             (THOUSANDS OF DOLLARS)
Net assets available for benefits.............  $569,718            --      $500,452            --
                                                --------      --------      --------      --------
Actuarial present value of accumulated plan
  benefits:
  Vested (assuming immediate separation)......   401,468      $ 34,578       325,461      $ 30,554
  Non-vested..................................    36,359           973        30,096         1,663
                                                --------      --------      --------      --------
  Accumulated benefit obligation..............   437,827        35,551       355,557        32,217
  Additional amount related to projected pay
     increases................................    75,420           746        79,933           712
                                                --------      --------      --------      --------
          Total projected benefit
            obligation........................   513,247        36,297       435,490        32,929
                                                --------      --------      --------      --------
Funded status.................................    56,471       (36,297)       64,962       (32,929)
Unrecognized transition obligation at January
  1(a)........................................        --            --        (8,290)           --
Unrecognized prior service costs(a)...........        --            --        (2,222)        5,004
Unrecognized net loss (gain) from past
  experience different from that assumed and
  effects of changes in actuarial
  assumptions(a)..............................    35,593           646        (9,060)       (1,506)
                                                --------      --------      --------      --------
  (Accrued) prepaid pension cost..............  $ 92,064      $(35,651)     $ 45,390      $(29,431)
                                                ========      ========      ========      ========

---------------

(a) The unrecognized transition obligation, unrecognized prior service costs and net actuarial gain were recognized on the Acquisition Date pursuant to the purchase method of accounting for the Merger. Amortization and deferrals after the Acquisition Date represents deferral of net loss from past experience identified after the Acquisition Date. For further discussion of the accounting for the Merger; see Note 1(b).

     The assumed rate of increase in future compensation levels utilized in the above calculations was 4.5% in 1997 and 4% in 1996. The expected long-term rate of return on fund assets utilized in the above calculations was 10% for 1997 and 1996. The weighted average discount rate was 7.5% for 1997 and 1995 and 7.25% for 1996.

     NorAm has an employee savings plan (the ESP) which covers substantially all employees other than Minnegasco employees. Under the terms of the ESP, employees may contribute up to 12% of total compensation, of which contributions up to 6% are matched by NorAm. Employer contributions to the ESP of $9.3 million, $8.9 million and $8.9 million were expensed during 1997, 1996 and 1995, respectively. The Minnegasco employees are covered by various thrift and profit sharing plans, the terms of which vary from plan to plan. Expense of approximately $1.5 million, $1.4 million and $1.4 million related to these plans was recorded during 1997, 1996, and 1995, respectively.

     NorAm records the liability for post-retirement benefit plans other than pensions (primarily health care) under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". NorAm provides these benefits under a defined benefit plan for all eligible former employees who retired prior to July 1, 1992, and under a defined contribution plan for all others. A substantial number of NorAm's employees may become eligible for postretirement benefits if they are participating in such plans when they reach normal retirement age. As of December 31, 1997, NorAm had contributed a total of $4.5 million to an

                      NORAM ENERGY CORP. AND SUBSIDIARIES
external fund (associated with Minnegasco employees) to provide for these benefits. NorAm currently expects that it will fund these benefits utilizing external funding techniques for additional employees in the future.

     The net postretirement benefit cost includes the following components:

                                      CURRENT NORAM                     FORMER NORAM
                                      -------------    ----------------------------------------------
                                       FIVE MONTHS     SEVEN MONTHS    TWELVE MONTHS    TWELVE MONTHS
                                          ENDED           ENDED            ENDED            ENDED
                                      DECEMBER 31,       JULY 31,      DECEMBER 31,     DECEMBER 31,
                                          1997             1997            1996             1995
                                      -------------    ------------    -------------    -------------
                                                          (THOUSANDS OF DOLLARS)
Service cost.......................      $  115           $  164          $   306          $   291
Interest cost on accumulated
  benefit obligation...............       3,561            4,948            9,234           10,183
Actual (return) loss on plan
  assets...........................        (143)             142             (108)
Amortization of transition
  obligation on a straight line
  basis over 20 years(a)...........                        3,886            6,662            6,663
Amortization of actuarial
  loss(a)..........................          70             (249)           1,321
Deferral of asset loss.............                          (11)                             (195)
                                         ------           ------          -------          -------
Net periodic cost..................      $3,603           $8,880          $17,415          $16,942
                                         ======           ======          =======          =======

Following is the funded status of NorAm's postretirement benefit plans:

                                                          CURRENT NORAM    FORMER NORAM
                                                          -------------    ------------
                                                                  DECEMBER 31,
                                                          -----------------------------
                                                              1997             1996
                                                          -------------    ------------
                                                             (THOUSANDS OF DOLLARS)
Accumulated postretirement benefit obligation
  Retirees.............................................     $110,579        $ 121,183
  Fully-eligible active plan participants..............        3,349            3,711
  Other active plan participants.......................        4,544            4,487
                                                            --------        ---------
          Total........................................      118,472          129,381
  Fair value of plan assets............................        4,502            3,051
                                                            --------        ---------
          Total........................................      113,970          126,330
  Unrecognized transition obligation(a)................                      (106,599)
  Unrecognized net actuarial (gain) loss...............       (1,563)          14,292
                                                            --------        ---------
  Accrued postretirement benefit cost..................     $112,407        $  34,023
                                                            ========        =========

---------------

(a) The unrecognized transition obligation and unrecognized prior service costs were recognized on the Acquisition Date pursuant to the purchase method of accounting for the Merger. Amortization after the Acquisition Date represents amortization of unrecognized actuarial loss incurred after the Acquisition Date. For further discussion of the accounting for the Merger, see Note 1(b).

     The weighted average discount rate used in determining the accumulated benefit obligation for postretirement benefits was 7.25% for 1997, 7.5% for 1996 and 7.25% for 1995. The cost of covered health care benefits (for those participants entitled to a defined benefit as a result of having retired prior to July 1, 1992) is assumed to increase by 8.5% per year initially and then increase at a decreasing rate to an annual and continuing increase of 4.5% by 2006. Based on these assumptions, a one percentage point increase in the assumed health care cost trend rate would increase the annual net periodic postretirement benefit cost (before

                      NORAM ENERGY CORP. AND SUBSIDIARIES
any deferral for regulatory reasons) and the accumulated benefit obligation at December 31, 1997 by approximately 9.2% and 10.8%, respectively.

(7) INCOME TAXES

     Prior to the Acquisition Date, NorAm and its subsidiaries filed a consolidated federal income tax return. Such returns have been audited and settled through the year 1986. Subsequent to the Acquisition Date, Houston Industries files a consolidated federal income tax return, in which NorAm and its subsidiaries are included. Investment tax credits are generally deferred and amortized over the lives of the related assets. The unamortized investment tax credit in deferred credits on the accompanying Consolidated Balance Sheets was $5.2 million and $4.5 million for 1997 and 1996, respectively.

     Following are the components of NorAm's income tax provision:

                                      CURRENT NORAM                     FORMER NORAM
                                      -------------    ----------------------------------------------
                                       FIVE MONTHS     SEVEN MONTHS    TWELVE MONTHS    TWELVE MONTHS
                                          ENDED           ENDED            ENDED            ENDED
                                      DECEMBER 31,       JULY 31,      DECEMBER 31,     DECEMBER 31,
                                          1997             1997            1996             1995
                                      -------------    ------------    -------------    -------------
                                                          (THOUSANDS OF DOLLARS)
Federal
  Current...........................    $(12,005)        $16,339          $33,654          $18,760
  Deferred..........................      36,673          12,795           25,760           24,377
  Investment tax credit.............        (262)           (363)            (636)            (639)
State
  Current...........................         536             833            4,525            2,375
  Deferred..........................        (559)          1,794            3,049           10,506
                                        --------         -------          -------          -------
Income tax expense..................    $ 24,383         $31,398          $66,352          $55,379
                                        ========         =======          =======          =======

     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations. The reasons for this difference are as follows:

                                           CURRENT NORAM                    FORMER NORAM
                                           -------------   ----------------------------------------------
                                            FIVE MONTHS    SEVEN MONTHS   TWELVE MONTHS    TWELVE MONTHS
                                               ENDED          ENDED           ENDED            ENDED
                                           DECEMBER 31,      JULY 31,      DECEMBER 31,     DECEMBER 31,
                                               1997            1997            1996             1995
                                           -------------   ------------   --------------   --------------
                                                               (THOUSANDS OF DOLLARS)
Income before income taxes...............     $45,230        $77,273         $161,490         $120,908
Statutory rate...........................          35%            35%              35%              35%
                                              -------        -------         --------         --------
Income taxes at statutory rate...........      15,831         27,046           56,522           42,318
                                              -------        -------         --------         --------
Increase (decrease) in tax resulting
  from:
  State income taxes, net of federal
     income tax benefit(1)...............          (9)         1,708            4,923            8,373
  Investment tax credit..................        (262)          (363)            (636)            (639)
  Research and experimentation credit....                                        (188)            (375)
  Adjustment to prior year accruals......         106            (34)             301              510
  Goodwill amortization..................       7,242          2,430            4,163            4,163
  Other, net.............................       1,475            611            1,267            1,029
                                              -------        -------         --------         --------
Provision for income taxes...............     $24,383        $31,398         $ 66,352         $ 55,379
                                              =======        =======         ========         ========

---------------

(1) Calculation of the accrual for state income taxes at the end of each year requires that NorAm estimate the manner in which its income for that year will be allocated and/or apportioned among the various

                      NORAM ENERGY CORP. AND SUBSIDIARIES
    states in which it conducts business, which states have widely differing tax rules and rates. These allocation/apportionment factors change from year to year and the amount of taxes ultimately payable may differ from that estimated as a part of the accrual process. For these reasons, the amount of state income tax expense may vary significantly from year-to-year, even in the absence of significant changes to state income tax valuation allowances or changes in individual state income tax rates.

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 1997 and 1996, were as follows:

                                                              CURRENT      FORMER
                                                               NORAM       NORAM
                                                              --------    --------
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1997        1996
                                                              --------    --------
                                                                 (THOUSANDS OF
                                                                    DOLLARS)
Deferred Tax Assets:
  Employee benefit accruals.................................  $ 53,277    $ 27,282
  Inventory revaluation and capitalization..................       466         552
  Gas purchase contract accruals............................     8,267      15,495
  Regulatory obligations....................................                 7,469
  Indemnifications and other reserves.......................     3,497       9,332
  Deferred state income taxes...............................    14,460      13,799
  Other.....................................................    53,546      29,295
  State operating loss carryforwards........................    29,515      28,517
  Alternative minimum tax credit carryforwards..............    60,669      76,089
  Valuation allowance.......................................    (6,353)     (6,761)
                                                              --------    --------
          Total deferred tax assets -- net..................   217,344     201,069
                                                              --------    --------
Deferred Tax Liabilities:
  Property, plant and equipment, principally due to
     depreciation methods and lives.........................   558,758     458,506
  Deferred gas costs........................................    34,113      25,043
  Employee benefit accruals.................................                 5,807
  Deferred state income taxes...............................    70,000
  Regulatory obligations....................................     6,690
  Other.....................................................    22,513      21,724
                                                              --------    --------
          Total deferred tax liabilities....................   692,074     511,080
                                                              --------    --------
          Net deferred tax liabilities......................  $474,730    $310,011
                                                              ========    ========

     At December 31, 1997, NorAm has approximately $439 million of state net operating losses available to offset future state taxable income through the year 2012. In addition, NorAm has approximately $58 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable, if any, over an indefinite period (although not below the tentative minimum tax otherwise due in any year), and approximately $2.6 million of state alternative minimum tax credits which are available to reduce future state income taxes payable, if any, through the year 2001. The change in the valuation allowance during 1997 was a net reduction of $0.4 million, resulting from a reassessment of NorAm's ability to use state net operating loss carryforwards and state alternative minimum tax credit carryforwards in future tax years, offset by expiring state net operating losses for which valuation allowances had been provided in prior years.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

(8) COMMITMENTS AND CONTINGENCIES

(a) Lease Commitments.

     The following table sets forth certain information concerning NorAm's obligations under operating leases:

     Minimum Lease Commitments at December 31, 1997(1)

                                                             (MILLIONS OF DOLLARS)
                                                             ---------------------
1998.......................................................          $ 24
1999.......................................................            19
2000.......................................................            16
2001.......................................................            15
2002.......................................................             9
2003 and beyond............................................            22
                                                                     ----
          Total............................................          $105
                                                                     ====

---------------

(1) Principally consisting of rental agreements for building space and data processing equipment and vehicles (including major work equipment).

     NorAm has a master leasing agreement which provides for the lease of vehicles, construction equipment, office furniture, data processing equipment and other property. For accounting purposes, the lease is treated as an operating lease. At December 31, 1997, NorAm had leased assets with a value of approximately $58.1 million under this lease with a basic term of one year. NorAm does not expect to lease additional property under this lease agreement.

     Lease payments related to NorAm's leasing agreements are included in the preceding table for only their basic term. Total rental expense for all leases was $24.0 million, $33.4 million and $48.9 million in 1997, 1996 and 1995, respectively.

(b) Letters of Credit.

     At December 31, 1997, NorAm had letters of credit incidental to its ordinary business operations totaling approximately $42 million under which NorAm is obligated to reimburse drawings, if any.

(c) Indemnity Provisions.

     At December 31, 1997, NorAm has an $11.4 million accounting reserve on its Consolidated Balance Sheets in "Estimated obligations under indemnification provisions of sale agreements" for possible indemnity claims asserted in connection with its disposition of former subsidiaries or divisions, including the sale of (i) Louisiana Intrastate Gas Corporation, a former subsidiary engaged in the intrastate pipeline and liquids extraction business (1992); (ii) Arkla Exploration Company, a former subsidiary engaged in oil and gas exploration and production activities (June 1991); and (iii) Dyco Petroleum Company, a former subsidiary engaged in oil and gas exploration and production
(1991).

(d) Sale of Receivables.

     Certain of NorAm's receivables are collateral for receivables which have been sold pursuant to the terms of NorAm's receivables facility, see "Receivables Facility" included in Note 4(a).

                      NORAM ENERGY CORP. AND SUBSIDIARIES

(e) Gas Purchase Claims.

     In conjunction with settlements of "take-or-pay" claims, NorAm has prepaid for certain volumes of gas, which prepayments have been recorded at their net realizable value and, to the extent that NorAm is unable to realize at least the carrying amount as the gas is delivered and sold, NorAm's earnings will be reduced, although such reduction is not expected to be material. In addition to these prepayments, NorAm is a party to a number of agreements which require it to either purchase or sell gas in the future at prices which may differ from then prevailing market prices or which require it to deliver gas at a point other than the expected receipt point for volumes to be purchased. To the extent that NorAm expects that these commitments will result in losses over the contract term, NorAm has established reserves equal to such expected losses.

(f) Transportation Agreement.

     NorAm had an agreement (ANR Agreement) with ANR Pipeline Company (ANR) which contemplated a transfer to ANR of an interest in certain of NorAm's pipeline and related assets, representing capacity of 250 Mmcf/day, and pursuant to which ANR had advanced $125 million to NorAm. The ANR Agreement has been restructured and, after refunds of $50 million and $34 million in 1995 and 1993, respectively, NorAm currently retains $41 million (recorded as a liability) in exchange for ANR's or its affiliates' use of 130 Mmcf/ day of capacity in certain of NorAm's transportation facilities. The level of transportation will decline to 100 Mmcf/day in the year 2003 with a refund of $5 million to ANR and the ANR Agreement will terminate in 2005 with a refund of the remaining balance.

(g) Environmental Matters.

     To the extent that potential environmental remediation costs are quantified within a range, NorAm establishes reserves equal to the most likely level of costs within the range and adjusts such accruals as better information becomes available. In determining the amount of the liability, future costs are not discounted to their present value and the liability is not offset by expected insurance recoveries. If justified by circumstances within NorAm's business subject to SFAS No. 71, corresponding regulatory assets are recorded in anticipation of recovery through the rate making process.

     Manufactured Gas Plant Sites. NorAm and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works (FMGW) until 1960. NorAm has completed remediation of the main site other than ongoing water monitoring and treatment. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, NorAm believes that two were neither owned nor operated by NorAm; two were owned by NorAm at one time but were operated by others and are currently owned by others; and one site was previously operated by NorAm but was owned by others. NorAm believes it has no liability with respect to the sites it neither owned nor operated.

     At December 31, 1997, NorAm had estimated a range of $15 million to $77 million for possible remediation of the Minnesota sites. The low end of the range was determined based on only those sites presently owned or known to have been operated by NorAm, assuming use of NorAm's proposed remediation methods. The upper end of the range was determined based on the sites once owned by NorAm, whether or not operated by NorAm. The cost estimates for the FMGW site are based on studies of that site. The remediation costs for other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     In its 1995 rate case, NorAm's Minnegasco division was allowed to recover approximately $7 million annually for remediation costs. Such costs are subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries, plus carrying charges, would be deferred for recovery

                      NORAM ENERGY CORP. AND SUBSIDIARIES
or refund in the next rate case. At December 31, 1997 and 1996, Minnegasco had recorded a liability of $20.6 million and $35.9 million, respectively, to cover the cost of future remediation. In addition, at December 31, 1997, Minnegasco had receivables from insurance settlements of $2.9 million. These insurance settlements will be collected through 1999. Minnegasco expects that approximately half of its accrual as of December 31, 1997 will be expended within the next five years. The remainder will be expended on an ongoing basis for an estimated 40 years. In accordance with the provisions of SFAS No. 71, a regulatory asset has been recorded equal to the liability accrued. Minnegasco is continuing to pursue recovery of at least a portion of these costs from insurers. Minnegasco believes the difference between any cash expenditures for these costs and the amount recovered in rates during any year will not be material to NorAm's overall cash requirements, results of operations or cash flows.

     At December 31, 1997 and 1996, NorAm had recorded an accrual of $3.3 million (with a maximum estimated exposure of approximately $18 million) and an offsetting regulatory asset for environmental matters in connection with a former fire training facility and a landfill for which future remediation may be required. This accrual is in addition to the accrual for MGP sites as previously discussed.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. NorAm has received notices from the EPA and others regarding its status as a potentially responsible party for other sites. Based on current information, NorAm has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Mercury Contamination. Like other natural gas pipelines, NorAm's pipeline operations have in the past employed elemental mercury in meters used on its pipelines. Although the mercury has now been removed from the meters, it is possible that small amounts of mercury have been spilled at some of those sites in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area around the meters with elemental mercury. Such contamination has been found by NorAm at some sites in the past, and NorAm has conducted remediation at sites found to be contaminated. Although NorAm is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on experience by NorAm and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, NorAm believes that the cost of any remediation of such sites will not be material to NorAm's financial position, results of operation or cash flows.

     Potentially Responsible Party Notifications. From time to time NorAm and its subsidiaries have been notified that they are potentially responsible parties with respect to properties which environmental authorities have determined warrant remediation under state or federal environmental laws and regulations. In October 1994 the United States Environmental Protection Agency issued such a notice with respect to a landfill site in West Memphis, Arkansas, and in December 1995, the Louisiana Department of Environmental Quality advised that one of NorAm subsidiaries had been identified as a potentially responsible party with respect to a hazardous waste site in Shreveport, Louisiana. Considering the information currently known about such sites and the involvement of NorAm or its subsidiaries in activities at these sites, NorAm does not believe that these matters will have a material adverse effect on NorAm's financial position, results of operation or cash flows.

(h) Other

     NorAm Merger Lawsuit. In August 1996, a purported NorAm stockholder filed a lawsuit, Shaw v. NorAm Energy Corp., et al., in the District Court of Harris County, Texas, against NorAm, certain of its officers and directors and the Company to enjoin the Merger or to rescind the Merger and/or to recover damages in the event that the Merger was consummated. In February 1998, the plaintiffs withdrew their lawsuit and the court issued an order of non-suit dismissing the litigation.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

     NorAm is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on NorAm's financial statements, if any, from the disposition of these matters will not be material.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

(9) BUSINESS UNITS REPORTING

     Because NorAm's operations in the natural gas industry account for in excess of 90% of NorAm's total revenues, income or loss and identifiable assets during 1997, NorAm is not required to report on a "segment" basis. However, in recognition of the manner in which NorAm manages its portfolio of businesses now that it is a wholly owned subsidiary of Houston Industries, NorAm has presented for supplemental comparative purposes the following summary of financial information by business unit:

                                                  CURRENT NORAM                FORMER NORAM
                                                  -------------   --------------------------------------
                                                   FIVE MONTHS         SEVEN MONTHS        TWELVE MONTHS
                                                      ENDED               ENDED                ENDED
                                                  DECEMBER 31,           JULY 31,          DECEMBER 31,
                                                      1997                 1997                1996
                                                  -------------   ----------------------   -------------
                                                                  (THOUSANDS OF DOLLARS)    (UNAUDITED)
Revenues:
  Natural Gas Distribution......................   $   892,569          $1,309,732          $ 2,113,589
  Interstate Pipeline...........................       108,333             186,711              346,762
  Energy Marketing..............................     1,604,999           1,984,119            2,645,106
  Corporate.....................................        39,079              42,615               55,403
  Eliminations(1)...............................      (123,638)           (186,129)            (372,398)
                                                   -----------          ----------          -----------
          Total Revenues........................   $ 2,521,342          $3,337,048          $ 4,788,462
                                                   ===========          ==========          ===========
Operating Income:
  Natural Gas Distribution......................   $    54,502          $  111,933          $   178,141
  Interstate Pipeline...........................        31,978              76,730              107,904
  Energy Marketing..............................        16,407               2,881               55,693
  Corporate.....................................       (12,131)            (36,504)             (27,272)
                                                   -----------          ----------          -----------
          Total Operating Income................        90,756             155,040              314,466
Other Income (Expense)..........................         2,243               7,210              (14,577)
  Interest and Other Charges....................        47,769              84,977              138,399
                                                   -----------          ----------          -----------
  Income Before Income Taxes....................   $    45,230          $   77,273          $   161,490
                                                   ===========          ==========          ===========
Depreciation and Amortization:
  Natural Gas Distribution......................   $    51,883          $   56,626          $    94,853
  Interstate Pipeline...........................        19,088              17,229               29,172
  Energy Marketing..............................         4,448               2,115                2,931
  Corporate.....................................         2,788               8,931               15,406
                                                   -----------          ----------          -----------
          Total Depreciation and Amortization...   $    78,207          $   84,901          $   142,362
                                                   ===========          ==========          ===========
Identifiable Assets:
  Natural Gas Distribution......................   $ 3,047,195                              $ 1,920,601
  Interstate Pipeline...........................     3,055,610                                2,151,092
  Energy Marketing..............................     1,267,867                                  778,348
  Corporate.....................................     4,517,953                                4,580,845
  Eliminations..................................    (5,749,529)                              (5,413,409)
                                                   -----------                              -----------
          Total Identifiable Assets(2)..........   $ 6,139,096                              $ 4,017,477
                                                   ===========                              ===========
Capital Expenditures:
  Natural Gas Distribution......................   $    61,078          $   69,422          $   116,400
  Interstate Pipeline...........................        16,304               9,619               39,900
  Energy Marketing..............................        14,365               9,637               12,300
  Corporate.....................................         1,667                 (40)               3,600
                                                   -----------          ----------          -----------
          Total Capital Expenditures............   $    93,414          $   88,638          $   172,200
                                                   ===========          ==========          ===========

---------------

(1) Elimination of operating revenues derived from sales to affiliated business units.

(2) As of the Acquisition Date, NorAm's assets and liabilities are reflected at their estimated fair market value; see Note 1(b).

                      NORAM ENERGY CORP. AND SUBSIDIARIES

(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                    CURRENT NORAM              FORMER NORAM
                                               -----------------------    -----------------------
                                                                  DECEMBER 31,
                                               --------------------------------------------------
                                                        1997                       1996
                                               -----------------------    -----------------------
                                                CARRYING       FAIR        CARRYING       FAIR
                                                 AMOUNT       VALUE         AMOUNT       VALUE
                                               ----------   ----------    ----------   ----------
                                                             (THOUSANDS OF DOLLARS)
Financial Assets of NorAm:
  Interest rate swaps........................                                          $    6,700
  Energy Derivatives(1)......................  $    9,399   $   13,060    $      800        9,800
Financial Liabilities of NorAm:
  Long-term debt.............................   1,148,848    1,147,344     1,331,200    1,389,500
  Trust preferred securities.................      21,290       24,569       167,800      219,100
  Interest rate swaps........................                      755

---------------

(1) At December 31, 1996, NorAm had deferred losses of approximately $11.9 million associated with expected sales under "peaking" contracts with certain customers which, in effect, give the customer a "call" on certain volumes of gas. All such losses were recognized in January 1997 when the anticipated transactions were scheduled to occur.

     The fair values of cash and short-term investments, marketable equity securities, short-term and other notes payable are estimated to be equivalent to carrying amounts. The remaining fair values have been determined using quoted market prices of the same or similar securities when available or other estimation techniques.

(11) UNAUDITED QUARTERLY INFORMATION

     The following unaudited quarterly financial information includes, in the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation. Quarterly results are not necessarily indicative of a full year's operations because of seasonality and other factors, including rate increases and variations in operating expense patterns.

     The merger in 1997 was recorded under the purchase method of accounting, resulting in new carrying values for certain of NorAm's assets, liabilities and equity based on preliminary analysis. The new basis is reflected in NorAm's Consolidated Financial Statements beginning with the Acquisition Date. For additional information; see Note 1(b).

                                                       YEAR ENDED DECEMBER 31, 1997
                                   --------------------------------------------------------------------
                                               FORMER NORAM                        CURRENT NORAM
                                   -------------------------------------    ---------------------------
                                                               ONE MONTH     TWO MONTHS
                                                                 ENDED          ENDED
                                     FIRST         SECOND      JULY 31,     SEPTEMBER 30,      FOURTH
                                    QUARTER       QUARTER        1997           1997          QUARTER
                                   ----------    ----------    ---------    -------------    ----------
                                          (THOUSANDS OF DOLLARS)              (THOUSANDS OF DOLLARS)
Operating Revenues...............  $1,924,182    $1,015,998    $396,868       $749,412       $1,771,930
Operating Income (loss)..........     145,221        36,616     (26,797)        10,781           79,975
Income (loss) before
  extraordinary item.............      68,410           702     (23,237)        (6,646)          27,493
Extraordinary item, less
  taxes(1).......................         237            --          --             --               --
Net income (loss)(3).............  $   68,647    $      702    $(23,237)      $ (6,646)      $   27,493

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                                                                     FORMER NORAM
                                                             YEAR ENDED DECEMBER 31, 1996
                                                   ------------------------------------------------
                                                     FIRST        SECOND      THIRD        FOURTH
                                                   QUARTER(2)    QUARTER     QUARTER      QUARTER
                                                   ----------    --------    --------    ----------
                                                                (THOUSANDS OF DOLLARS)
Operating revenues...............................  $1,417,663    $891,325    $899,283    $1,580,191
Operating income.................................     146,582      39,673      18,634       109,577
Income (loss) before extraordinary item..........      61,197       2,335      (8,183)       39,789
Extraordinary Item, less taxes(1)................        (278)     (4,455)        477           (24)
Net income (loss)(3).............................  $   60,919    ($ 2,120)   ($ 7,706)   $   39,765

---------------

(1)  Net gain (loss) on early retirement of debt, less taxes.

(2) Includes a pre-tax charge of $22.3 million associated with early retirement and severance costs.

(3)  Before preferred dividend requirement.

(12) SUBSEQUENT EVENTS

     In February 1998, NorAm issued $300 million principal amount of 6.5% debentures due February 1, 2008. The debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The proceeds from the sale of the debentures were used to repay short-term indebtedness of NorAm, including the indebtedness incurred in connection with the 1997 purchase of $101 million aggregate principal amount of its 10% Debentures and the repayment of $53 million aggregate principal amount of NorAm debt that matured in December 1997 and January 1998. In connection with the issuance of the 6.5% debentures NorAm received approximately $1 million upon unwinding a $300 million treasury rate lock agreement, which was tied to the interest rate on 10-year treasury bonds. The rate lock agreement was executed in January 1998, and proceeds from the unwind will be amortized over the 10 year life of NorAm's 6.5% debentures.

                          INDEPENDENT AUDITORS' REPORT

NorAm Energy Corp.:

     We have audited the accompanying consolidated balance sheet of NorAm Energy Corp. and its subsidiaries (NorAm) as of December 31, 1997, and the related statements of consolidated income, consolidated stockholders' equity and consolidated cash flows for the five months ended December 31, 1997 and the seven months ended July 31, 1997. Our audit also included the Company's financial statement schedule listed in Item 14(a)(4) for the year ended December 31, 1997. These financial statements and the financial statement schedule are the responsibility of NorAm's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NorAm Energy Corp. and its subsidiaries at December 31, 1997, and the results of their operations and their cash flows for the five months ended December 31, 1997 and the seven months ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 20, 1998

REPORT OF INDEPENDENT ACCOUNTANTS

NorAm Energy Corp.

     We have audited the consolidated financial statements and financial statement schedule of NorAm Energy Corp. and Subsidiaries (NorAm) as of December 31, 1996 and for the two years in the period ended December 31, 1996 as listed in Item 14(a)(2) and Item 14(a)(4) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of NorAm's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NorAm Energy Corp. and Subsidiaries as of December 31, 1996 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with general accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          COOPERS & LYBRAND L.L.P.

Houston, Texas
March 25, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND NORAM.

     (a) The Company. The information called for by Item 10, to the extent not set forth under Item 1 "Business -- Executive Officers of the Company", is or will be set forth in the definitive proxy statement relating to the Company's 1998 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

     (b) NorAm. The information called for by Item 10 with respect to NorAm is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION.

     (a) The Company. The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to the Company's 1998 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

     (b) NorAm. The information called for by Item 11 with respect to NorAm is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) The Company. The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to the Company's 1998 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

     (b) NorAm. The information called for by Item 12 with respect to NorAm is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a) The Company. The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to the Company's 1998 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

     (b) NorAm. The information called for by Item 13 with respect to NorAm is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                              PAGE
                                                              ----
     (a)(1) Company Financial Statements.
Statements of Consolidated Income for the Three Years Ended
  December 31, 1997.........................................   53
Statements of Consolidated Retained Earnings for the Three
  Years Ended December 31, 1997.............................   55
Consolidated Balance Sheets at December 31, 1997 and 1996...   56
Consolidated Statements of Capitalization at December 31,
  1997 and 1996.............................................   58
Statements of Consolidated Cash Flows for the Three Years
  Ended December 31, 1997...................................   61
Notes to Consolidated Financial Statements..................   63
Independent Auditors' Report -- Company.....................   99

     (a)(2) NorAm Financial Statements.

Statements of Consolidated Income for the Five Months Ended
  December 31, 1997, the Seven Months Ended July 31, 1997
  and the Two Years Ended December 31, 1996.................  109
Consolidated Statements of Stockholders' Equity for the Five
  Months Ended December 31, 1997, the Seven Months Ended
  July 31, 1997 and the Two Years Ended December 31, 1996...  110
Consolidated Balance Sheets at December 31, 1997 and 1996...  111
Statements of Consolidated Cash Flows for the Five Months
  Ended December 31, 1997, the Seven Months Ended July 31,
  1997 and the Two Years Ended December 31, 1996............  113
Notes to Consolidated Financial Statements..................  115
Independent Auditors' Reports -- NorAm......................  139

     (a)(3) Company Financial Statement Schedules For The Three Years Ended December 31, 1997.

THE COMPANY:
II -- Reserves..............................................  143

     (a)(4) NorAm Financial Statement Schedules For The Three Years Ended December 31, 1997.

NORAM:
II -- Reserves..............................................  144

     The following schedules are omitted for each of the Company and NorAm because of the absence of the conditions under which they are required or because the required information is included in the financial statements:
     I, III, IV and V.

     (a)(5) Exhibits........................................  148

     See Index of Exhibits for the Company (page 148) and NorAm (page 159), which indexes also include the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K.

     COMPANY: None

     NORAM: None

                        HOUSTON INDUSTRIES INCORPORATED

                            SCHEDULE II -- RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (THOUSANDS OF DOLLARS)

                   COL. A                       COL. B           COL. C           COL. D       COL. E
                   ------                     ----------   ------------------   ----------   ----------
                                                               ADDITIONS
                                                           ------------------
                                              BALANCE AT   CHARGED   CHARGED    DEDUCTIONS   BALANCE AT
                                              BEGINNING      TO      TO OTHER      FROM         END
                DESCRIPTION                   OF PERIOD    INCOME    ACCOUNTS    RESERVES    OF PERIOD
                -----------                   ----------   -------   --------   ----------   ----------
Year Ended December 31, 1997:
  Accumulated provisions deducted from
     related assets on balance sheet:
     Uncollectible accounts.................               $ 5,625   $15,404     $  5,685     $15,344
     Uncollectible advances.................   $ 33,159                            33,159           0
  Reserves other than those deducted from
     assets on balance sheet:
     Property insurance.....................         70      2,187                  5,824      (3,567)
     Injuries and damages...................      1,128      5,215                  3,162       3,181
     Non-regulated project contingencies....      2,296                               516       1,780
Year Ended December 31, 1996:
  Accumulated provisions deducted from
     related assets on balance sheet:
     Uncollectible advances.................     27,412      5,015       732                   33,159
  Reserves other than those deducted from
     assets on balance sheet:
     Property insurance.....................     (2,117)     2,187                                 70
     Injuries and damages...................      1,523      3,156                  3,551       1,128
     Non-regulated project contingencies....                 2,929      (633)                   2,296
Year Ended December 31, 1995:
  Accumulated provisions deducted from
     related assets on balance sheet:
     Uncollectible advances.................                27,412                             27,412
     Net assets of discontinued cable
       television operations................    282,958                           282,958
  Reserves other than those deducted from
     assets on balance sheet:
     Property insurance.....................     (3,468)     2,187                    836      (2,117)
     Injuries and damages...................      2,241      2,327                  3,045       1,523

---------------

Notes:

(a) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

(b) Charged to other account represents the provision for uncollectible accounts acquired in the August 1997 merger with NorAm.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

                            SCHEDULE II -- RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1997
                             (THOUSANDS OF DOLLARS)

                  COLUMN A                      COLUMN B         COLUMN C         COLUMN D     COLUMN E
                  --------                     ----------   ------------------   ----------   ----------
                                                                ADDITIONS
                                                            ------------------
                                               BALANCE AT   CHARGED   CHARGED    DEDUCTIONS   BALANCE AT
                                               BEGINNING      TO      TO OTHER      FROM         END
                 DESCRIPTION                   OF PERIOD    INCOME    ACCOUNTS    RESERVES    OF PERIOD
                 -----------                   ----------   -------   --------   ----------   ----------
Reserves which are deducted in the balance
  sheet from assets to which they apply:
  (a) Allowance for Doubtful Accounts
     Receivable
     Year ended December 31, 1997............   $13,023     $13,245    $2,383     $13,307      $15,344
     Year ended December 31, 1996............   $11,117     $12,364    $3,189     $13,647      $13,023
     Year ended December 31, 1995............   $12,604     $10,315    $ (470)    $11,332      $11,117
  (b) Deferred Tax Assets Valuation Allowance
     Year ended December 31, 1997............   $ 6,761     $ 2,539               $ 2,947      $ 6,353
     Year ended December 31, 1996............   $ 6,188     $   573                            $ 6,761
     Year ended December 31, 1995............   $ 5,974     $   214                            $ 6,188

---------------

Notes:

(a) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas, on the 23rd day of March, 1998.

                                            HOUSTON INDUSTRIES INCORPORATED
                                            (Registrant)

                                            By:      /s/ DON D. JORDAN
                                              ----------------------------------
                                                        Don D. Jordan
                                                 Chairman and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1998.

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                  /s/ DON D. JORDAN                             Chairman and Chief Executive
-----------------------------------------------------               Officer and Director
                   (Don D. Jordan)                             (Principal Executive Officer)

                /s/ STEPHEN W. NAEVE                            Executive Vice President and
-----------------------------------------------------             Chief Financial Officer
                 (Stephen W. Naeve)                            (Principal Financial Officer)

              /s/ MARY P. RICCIARDELLO                         Vice President and Comptroller
-----------------------------------------------------          (Principal Accounting Officer)
               (Mary P. Ricciardello)

                 /s/ JAMES A. BAKER                                       Director
-----------------------------------------------------
                  (James A. Baker)

              /s/ RICHARD E. BALZHISER                                    Director
-----------------------------------------------------
               (Richard E. Balzhiser)

                 /s/ MILTON CARROLL                                       Director
-----------------------------------------------------
                  (Milton Carroll)

                  /s/ JOHN T. CATER                                       Director
-----------------------------------------------------
                   (John T. Cater)

              /s/ O. HOLCOMBE CROSSWELL                                   Director
-----------------------------------------------------
               (O. Holcombe Crosswell)

              /s/ ROBERT J. CRUIKSHANK                                    Director
-----------------------------------------------------
               (Robert J. Cruikshank)

                 /s/ LINNET F. DEILY                                      Director
-----------------------------------------------------
                  (Linnet F. Deily)

                 /s/ JOSEPH M. GRANT                                      Director
-----------------------------------------------------
                  (Joseph M. Grant)

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ ROBERT C. HANNA                                      Director
-----------------------------------------------------
                  (Robert C. Hanna)

                  /s/ LEE W. HOGAN                                        Director
-----------------------------------------------------
                   (Lee W. Hogan)

                 /s/ T. MILTON HONEA                                      Director
-----------------------------------------------------
                  (T. Milton Honea)

               /s/ R. STEVE LETBETTER                                     Director
-----------------------------------------------------
                (R. Steve Letbetter)

               /s/ ALEXANDER F. SCHILT                                    Director
-----------------------------------------------------
                (Alexander F. Schilt)

                  /s/ BERTRAM WOLFE                                       Director
-----------------------------------------------------
                   (Bertram Wolfe)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas, on the 23rd day of March, 1998.

                                            NORAM ENERGY CORP.
                                            (Registrant)

                                            By:      /s/ DON D. JORDAN
                                              ----------------------------------
                                                        Don D. Jordan
                                                 Chairman and Chief Executive
                                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 23, 1998.

                      SIGNATURE                                                TITLE
                      ---------                                                -----

                  /s/ DON D. JORDAN                             Chairman and Chief Executive Officer
-----------------------------------------------------             (Principal Executive Officer and
                   (Don D. Jordan)                                  Principal Financial Officer)

              /s/ MARY P. RICCIARDELLO                             Vice President and Comptroller
-----------------------------------------------------              (Principal Accounting Officer)
               (Mary P. Ricciardello)

                /s/ STEPHEN W. NAEVE                                       Sole Director
-----------------------------------------------------
                  (Stephen W. Naeve

                        HOUSTON INDUSTRIES INCORPORATED
                               NORAM ENERGY CORP.

              EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1997

                               INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross(+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(A) HOUSTON INDUSTRIES INCORPORATED

                                                     REPORT OR           SEC FILE OR
 EXHIBIT                                            REGISTRATION         REGISTRATION     EXHIBIT
 NUMBER               DESCRIPTION                    STATEMENT              NUMBER       REFERENCE
 -------              -----------                   ------------         ------------    ---------
 2(a)(1)     Agreement and Plan of Merger      Former HI's Form 8-K      1-7629          2
             among the Company, Former         dated August 11, 1996
             HL&P, HI Merger, Inc. and
             Former NorAm dated August 11,
             1996
 2(a)(2)     Amendment to Agreement and        Registration Statement    333-11329       2(c)
             Plan of Merger among the          on Form S-4
             Company, Former HL&P, HI
             Merger, Inc. and Former NorAm
             dated August 11, 1996
+3(a)        Restated Articles of
             Incorporation of the Company,
             restated as of September 1997
+3(b)        Amended and Restated Bylaws of
             the Company, as of December
             1996
 4(a)(1)     Mortgage and Deed of Trust        Form S-7 of Former        2-59748         2(b)
             dated November 1, 1944 between    HL&P filed on August
             the Company and Chase Bank of     25, 1977
             Texas, National Association
             (formerly, South Texas
             Commercial National Bank of
             Houston), as Trustee, as
             amended and supplemented by 20
             Supplemental Indentures
             thereto
 4(a)(2)     Twenty-First through Fiftieth     Former HL&P's Form        1-3187          4(a)(2)
             Supplemental Indentures to        10-K for year ended
             Exhibit 4(a)(1)                   December 31, 1989
 4(a)(3)     Fifty-First Supplemental          Former HL&P's Form        1-3187          4(a)
             Indenture to Exhibit 4(a)(1)      10-Q for quarter ended
             dated as of March 25, 1991        June 30, 1991
 4(a)(4)     Fifty-Second through              Former HL&P's Form        1-3187          4
             Fifty-Fifth Supplemental          10-Q for quarter ended
             Indentures to Exhibit 4(a)(1)     March 31, 1992
             each dated as of March 1, 1992

                                                     REPORT OR           SEC FILE OR
 EXHIBIT                                            REGISTRATION         REGISTRATION     EXHIBIT
 NUMBER               DESCRIPTION                    STATEMENT              NUMBER       REFERENCE
 -------              -----------                   ------------         ------------    ---------
 4(a)(5)     Fifty-Sixth and Fifty-Seventh     Former HL&P's Form        1-3187          4
             Supplemental Indentures to        10-Q for quarter ended
             Exhibit 4(a)(1) each dated as     September 30, 1992
             of October 1, 1992
 4(a)(6)     Fifty-Eighth and Fifty-Ninth      Former HL&P's Form        1-3187          4
             Supplemental Indenture to         10-Q for quarter ended
             Exhibit 4(a)(1) each dated as     March 31, 1993
             of March 1, 1993
 4(a)(7)     Sixtieth Supplemental             Former HL&P's Form        1-3187          4
             Indenture to Exhibit 4(a)(1)      10-Q for quarter ended
             dated as of July 1, 1993          June 30, 1993
 4(a)(8)     Sixty-First through               Former HL&P's Form        1-3187          4
             Sixty-Third Supplemental          10-K for year ended
             Indentures to Exhibit 4(a)(1)     December 31, 1993
             each dated as of December 1,
             1993
 4(a)(9)     Sixty-Fourth and Sixty-Fifth      Former HL&P's Form        1-3187          4(a)(9)
             Supplemental Indentures to        10-K for year ended
             Exhibit 4(a)(1) each dated as     December 31, 1995
             of July 1, 1995
 4(a)(10)    Junior Subordinated Trust         Former HL&P's Form 8-K    1-3187          4.1
             Debenture Indenture between       dated February 4, 1997
             the Company and The Bank of
             New York, as Trustee, dated as
             of February 1, 1997
 4(a)(11)    Supplemental Indenture No. 1      Former HL&P's Form 8-K    1-3187          4.2-A
             to Junior Subordinated            dated February 4, 1997
             Indenture, dated as of
             February 1, 1997, providing
             for issuance of the Company's
             8.125% Junior Subordinated
             Deferrable Interest
             Debentures, Series A due March
             31, 2046, including form of
             8.125% junior subordinated
             interest debenture, Series A
 4(a)(12)    Supplemental Indenture No. 2      Former HL&P's Form 8-K    1-3187          4.2-B
             to Junior Subordinated            dated February 4, 1997
             Indenture, dated as of
             February 1, 1997, providing
             for issuance of 8.257% Junior
             Subordinated Deferrable
             Interest Debentures, Series B
             (due February 1, 2037)
             including form of junior
             subordinated interest
             debenture, Series B
 4(a)(13)    Amended and Restated Trust        Former HL&P's Form 8-K    1-3187          4.3-A
             Agreement, dated as of            dated February 4, 1997
             February 4, 1997, of HL&P
             Capital Trust I, including
             form of Preferred Security and
             Agreement as to Expenses and
             Liabilities

                                                     REPORT OR           SEC FILE OR
 EXHIBIT                                            REGISTRATION         REGISTRATION     EXHIBIT
 NUMBER               DESCRIPTION                    STATEMENT              NUMBER       REFERENCE
 -------              -----------                   ------------         ------------    ---------
 4(a)(14)    Amended and Restated Trust        Former HL&P's Form 8-K    1-3187          4.3-B
             Agreement, dated as of            dated February 4, 1997
             February 4, 1997, of HL&P
             Capital Trust II, including
             form of Capital Security of
             HL&P Capital Trust II and
             Agreement as to Expenses and
             Liabilities
 4(a)(15)    Guarantee Agreement relating      Former HL&P's Form 8-K    1-3187          4.6-A
             to Capital Trust I dated as of    dated February 4, 1997
             February 4, 1997
 4(a)(16)    Guarantee Agreement relating      Former HL&P's Form 8-K    1-3187          4.6-B
             to Capital Trust II dated as      dated February 4, 1997
             of February 4, 1997
 4(a)(17)    Form of Indenture governing 7%    Former HI's Form 10-Q     1-7629          4
             Automatic Common Exchange         for the quarter ended
             Securities due July 1, 2000       June 30, 1997
             between the Company and the
             First National Bank of
             Chicago, as Trustee
 4(b)(1)     Rights Agreement, dated July      Former HI's Form 8-K      1-7629          4(a)(1)
             11, 1990, between the Company     dated July 11, 1990
             and Texas Commerce Bank
             National Association, as
             Rights Agent (Rights Agent),
             which includes form of
             Statement of Resolution
             Establishing Series of Shares
             designated Series A Preference
             Stock and form of Rights
             Certificate
 4(b)(2)     Agreement and Appointment of      Form 8-K dated July       1-7629          4(a)(2)
             Agent, dated as of July 11,       11, 1990
             1990, between the Company and
             the Rights Agent
 4(b)(3)     Form of Amended and Restated      Registration Statement    333-11329       4(b)(1)
             Rights Agreement to be            on Form S-4
             executed upon the closing of
             the Merger, including form of
             Statement of Resolution
             Establishing Series Shares
             Designated Series A Preference
             Stock and form of Rights
             Agreement
 4(c)        Indenture, dated as of April      Former HI's Form 10-Q     1-7629          4(b)
             1, 1991, between the Company      for the quarter ended
             and NationsBank of Texas,         June 30, 1991
             National Association, as
             Trustee

                                                     REPORT OR           SEC FILE OR
 EXHIBIT                                            REGISTRATION         REGISTRATION     EXHIBIT
 NUMBER               DESCRIPTION                    STATEMENT              NUMBER       REFERENCE
 -------              -----------                   ------------         ------------    ---------
 4(d)        Credit Agreement, dated as of     Former HI's Form 10-Q     1-7629          10(f)
             August 6, 1997, by and among      for the quarter ended
             Houston Industries FinanceCo      June 30, 1997
             LP, the Company, Chase
             Manhattan Bank and the other
             banks named therein
+4(d)(1)     First Amendment to Exhibit
             4(d) dated as of December 27,
             1997
+4(d)(2)     Second Amendment to Exhibit
             4(d) dated as of February 27,
             1998

     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities authorized do not exceed 10 percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
 *10(a)        Executive Benefit Plan of       Former HI's Form 10-Q     1-7629          10(a)(1)
               the Company and First and       for the quarter ended                     10(a)(2)
               Second Amendments thereto       March 31, 1987                            and
               effective as of June 1,                                                   10(a)(3)
               1982, July 1, 1984, and May
               7, 1986, respectively
 *10(b)(1)     Executive Incentive             Former HI's Form 10-K     1-7629          10(b)
               Compensation Plan of the        for the year ended
               Company effective as of         December 31, 1991
               January 1, 1982
 *10(b)(2)     First Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(a)
               10(b)(1) effective as of        for the quarter ended
               March 30, 1992                  March 31, 1992
 *10(b)(3)     Second Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(b)
               10(b)(1) effective as of        for the year ended
               November 4, 1992                December 31, 1992
 *10(b)(4)     Third Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(b)(4)
               10(b)(1) effective as of        for the year ended
               September 7, 1994               December 31, 1994
+*10(b)(5)     Fourth Amendment to Exhibit
               10(b)(1) effective as of
               August 6, 1997
 *10(c)(1)     Executive Incentive             Former HI's Form 10-Q     1-7629          10(b)(1)
               Compensation Plan of the        for the quarter ended
               Company effective as of         March 31, 1987
               January 1, 1985

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
 *10(c)(2)     First Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(b)(3)
               10(c)(1) effective as of        for the year ended
               January 1, 1985                 December 31, 1988
 *10(c)(3)     Second Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(c)(3)
               10(c)(1) effective as of        for the year ended
               January 1, 1985                 December 31, 1991
 *10(c)(4)     Third Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(b)
               10(c)(1) effective as of        for the quarter ended
               March 30, 1992                  March 31, 1992
 *10(c)(5)     Fourth Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(c)(5)
               10(c)(1) effective as of        for the year ended
               November 4, 1992                December 31, 1992
 *10(c)(6)     Fifth Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(c)(6)
               10(c)(1) effective as of        for the year ended
               September 7, 1994               December 31, 1994
+*10(c)(7)     Sixth Amendment to Exhibit
               10(c)(1) effective as of
               August 6, 1997
 *10(d)        Executive Incentive             Former HI's Form 10-Q     1-7629          10(b)(2)
               Compensation Plan of HL&P       for the quarter ended
               effective as of January 1,      March 31, 1987
               1985
 *10(e)(1)     Executive Incentive             Former HI's Form 10-Q     1-7629          10(b)
               Compensation Plan of the        for the quarter ended
               Company effective as of         June 30, 1989
               January 1, 1989
 *10(e)(2)     First Amendment to Exhibit      Former HI's 10-K for      1-7629          10(e)(2)
               10(e)(1) effective as of        the year ended
               January 1, 1989                 December 31, 1991
 *10(e)(3)     Second Amendment to Exhibit     Former HI's Form 10-Q     1-7629          10(c)
               10(e)(1) effective as of        for the quarter ended
               March 30, 1992                  March 31, 1992
 *10(e)(4)     Third Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(c)(4)
               10(e)(1) effective as of        for the year ended
               November 4, 1992                December 31, 1992
 *10(e)(5)     Fourth Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(e)(5)
               10(e)(1) effective as of        for the year ended
               September 7, 1994               December 31, 1994
 *10(f)(1)     Executive Incentive             Former HI's Form 10-K     1-7629          10(b)
               Compensation Plan of the        for the year ended
               Company effective as of         December 31, 1990
               January 1, 1991

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
 *10(f)(2)     First Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(f)(2)
               10(f)(1) effective as of        for the year ended
               January 1, 1991                 December 31, 1991
 *10(f)(3)     Second Amendment to Exhibit     Former HI's Form 10-Q     1-7629          10(d)
               10(f)(1) effective as of        for the quarter ended
               March 30, 1992                  March 31, 1992
 *10(f)(4)     Third Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(f)(4)
               10(f)(1) effective as of        for the year ended
               November 4, 1992                December 31, 1992
 *10(f)(5)     Fourth Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(f)(5)
               10(f)(1) effective as of        for the year ended
               January 1, 1993                 December 31, 1992
 *10(f)(6)     Fifth Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(f)(6)
               10(f)(1) effective in part,     for the year ended
               January 1, 1995 and in part,    December 31, 1994
               September 7, 1994
 *10(f)(7)     Sixth Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(a)
               10(f)(1) effective as of        for the quarter ended
               August 1, 1995                  June 30, 1995
 *10(f)(8)     Seventh Amendment to Exhibit    Former HI's Form 10-Q     1-7629          10(a)
               10(f)(1) effective as of        for the quarter ended
               January 1, 1996                 June 30, 1996
 *10(f)(9)     Eighth Amendment to Exhibit     Former HI's Form 10-Q     1-7629          10(a)
               10(f)(1) effective as of        for the quarter ended
               January 1, 1997                 June 30, 1997
+*10(f)(10)    Ninth Amendment to Exhibit
               10(f)(1) effective in part,
               January 1, 1997, and in
               part, January 1, 1998
 *10(g)        Benefit Restoration Plan of     Former HI's Form 10-Q     1-7629          10(c)
               the Company, effective as of    for the quarter ended
               June 1, 1985                    March 31, 1987
 *10(h)        Benefit Restoration Plan of     Former HI's Form 10-K     1-7629          10(g)(2)
               the Company as amended and      for the year ended
               restated effective as of        December 31, 1991
               January 1, 1988
 *10(i)(1)     Benefit Restoration Plan of     Former HI's Form 10-K     1-7629          10(g)(3)
               the Company, as amended and     for the year ended
               restated effective as of        December 31, 1991
               July 1, 1991

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
+*10(i)(2)     First Amendment to Exhibit
               10(i)(1) effective in part,
               August 6, 1997, and in part,
               September 3, 1997 and in
               part, October 1, 1997
 *10(j)(1)     Deferred Compensation Plan      Former HI's Form 10-Q     1-7629          10(d)
               of the Company effective as     for the quarter ended
               of September 1, 1985            March 31, 1987
 *10(j)(2)     First Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(d)(2)
               10(j)(1) effective as of        for the year ended
               September 1, 1985               December 31, 1990
 *10(j)(3)     Second Amendment to Exhibit     Former HI's Form 10-Q     1-7629          10(e)
               10(j)(1) effective as of        for the quarter ended
               March 30, 1992                  March 31, 1992
 *10(j)(4)     Third Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(h)(4)
               10(j)(1) effective as of        for the year ended
               June 2, 1993                    December 31, 1993
 *10(j)(5)     Fourth Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(h)(5)
               10(j)(1) effective as of        for the year ended
               September 7, 1994               December 31, 1994
 *10(j)(6)     Fifth Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(d)
               10(j)(1) effective as of        for the quarter ended
               August 1, 1995                  June 30, 1995
 *10(j)(7)     Sixth Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(b)
               10(j)(1) effective as of        for the quarter ended
               December 1, 1995                June 30, 1995
 *10(j)(8)     Seventh Amendment to Exhibit    Former HI's Form 10-Q     1-7629          10(b)
               10(j)(1) effective as of        for the quarter ended
               January 1, 1997                 June 30, 1997
+*10(j)(9)     Eighth Amendment to Exhibit
               10(j)(1) effective as of
               September 1, 1997
+*10(j)(10)    Ninth Amendment to Exhibit
               10(j)(1) effective as of
               September 3, 1997
 *10(k)(1)     Deferred Compensation Plan      Former HI's Form 10-Q     1-7629          10(a)
               of the Company effective as     for the quarter ended
               of January 1, 1989              June 30, 1989
 *10(k)(2)     First Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(e)(3)
               10(k)(1) effective as of        for the year ended
               January 1, 1989                 December 31, 1989

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
 *10(k)(3)     Second Amendment to Exhibit     Former HI's Form 10-Q     1-7629          10(f)
               10(k)(1) effective as of        for the quarter ended
               March 30, 1992                  March 31, 1992
 *10(k)(4)     Third Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(i)(4)
               10(k)(1) effective as of        for the year ended
               June 2, 1993                    December 31, 1993
 *10(k)(5)     Fourth Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(i)(5)
               10(k)(1) effective as of        for the year ended
               September 7, 1994               December 31, 1994
 *10(k)(6)     Fifth Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(c)
               10(k)(1) effective as of        for the quarter ended
               August 1, 1995                  June 30, 1995
 *10(k)(7)     Sixth Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(c)
               10(k)(1) effective as of        for the quarter ended
               December 1, 1995                June 30, 1995
 *10(k)(8)     Seventh Amendment to Exhibit    Former HI's Form 10-Q     1-7629          10(c)
               10(k)(1) effective as of        for the quarter ended
               January 1, 1997                 June 30, 1997
+*10(k)(9)     Eighth Amendment to Exhibit
               10(k)(1) effective as in
               part October 1, 1997 and in
               part January 1, 1998
+*10(k)(10)    Ninth Amendment to Exhibit
               10(k)(1) effective as of
               September 3, 1997
 *10(l)(1)     Deferred Compensation Plan      Former HI's Form 10-K     1-7629          10(d)(3)
               of the Company effective as     for the year ended
               of January 1, 1991              December 31, 1990
 *10(l)(2)     First Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(j)(2)
               10(l)(1) effective as of        for the year ended
               January 1, 1991                 December 31, 1991
 *10(l)(3)     Second Amendment to Exhibit     Former HI's Form 10-Q     1-7629          10(g)
               10(l)(1) effective as of        for the quarter ended
               March 30, 1992                  March 31, 1992
 *10(l)(4)     Third Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(j)(4)
               10(l)(1) effective as of        for the year ended
               June 2, 1993                    December 31, 1993
 *10(l)(5)     Fourth Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(j)(5)
               10(l)(1) effective as of        for the year ended
               December 1, 1993                December 31, 1993

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
 *10(l)(6)     Fifth Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(j)(6)
               10(l)(1) effective as of        for the year ended
               September 7, 1994               December 31, 1994
 *10(l)(7)     Sixth Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(b)
               10(l)(1) effective as of        for the quarter ended
               August 1, 1995                  June 30, 1995
 *10(l)(8)     Seventh Amendment to Exhibit    Former HI's Form 10-Q     1-7629          10(d)
               10(l)(1) effective as of        for the quarter ended
               December 1, 1995                June 30, 1996
 *10(l)(9)     Eighth Amendment to Exhibit     Former HI's Form 10-Q     1-7629          10(d)
               10(l)(1) effective as of        for the quarter ended
               January 1, 1997                 June 30, 1997
+*10(l)(10)    Ninth Amendment to Exhibit
               10(l)(1) effective in part
               August 6, 1997, in part
               October 1, 1997 and in part
               January 1, 1998
+*10(l)(11)    Tenth Amendment to Exhibit
               10(l)(1) effective as of
               September 3, 1997
 *10(m)(1)     Long-Term Incentive             Former HI's Form 10-Q     1-7629          10(c)
               Compensation Plan of the        for the quarter ended
               Company effective as of         June 30, 1989
               January 1, 1989
 *10(m)(2)     First Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(f)(2)
               10(m)(1) effective as of        for the year ended
               January 1, 1990                 December 31, 1989
 *10(m)(3)     Second Amendment to Exhibit     Former HI's Form 10-K     1-7629          10(k)(3)
               10(m)(1) effective as of        for the year ended
               December 22, 1992               December 31, 1992
+*10(m)(4)     Third Amendment to Exhibit
               10(m)(1) effective as of
               August 6, 1997
 *10(n)        Form of stock option            Former HI's Form 10-Q     1-7629          10(h)
               agreement for nonqualified      for the quarter ended
               stock options granted under     March 31, 1992
               the Company's 1989 Long-Term
               Incentive Compensation Plan
 *10(o)        Forms of restricted stock       Former HI's Form 10-Q     1-7629          10(i)
               agreement for restricted        for the quarter ended
               stock granted under the         March 31, 1992
               Company's 1989 Long-Term
               Incentive Compensation Plan

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
 *10(p)(1)     1994 Long-Term Incentive        Former HI's Form 10-K     1-7629          10(n)(1)
               Compensation Plan of the        for the year ended
               Company effective as of         December 31, 1993
               January 1, 1994
 *10(p)(2)     Form of stock option            Former HI's Form 10-K     1-7629          10(n)(2)
               agreement for non-qualified     for the year ended
               stock options granted under     December 31, 1993
               the Company's 1994 Long-Term
               Incentive Compensation Plan
 *10(p)(3)     First Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10(e)
               10(p)(1) effective as of May    for the quarter ended
               9, 1997                         June 30, 1997
+*10(p)(4)     Second Amendment to Exhibit
               10(p)(1) effective as of
               August 6, 1997
 *10(q)(1)     Savings Restoration Plan of     Former HI's Form 10-K     1-7629          10(f)
               the Company effective as of     for the year ended
               January 1, 1991                 December 31, 1990
 *10(q)(2)     First Amendment to Exhibit      Former HI's Form 10-K     1-7629          10(l)(2)
               10(q)(1) effective as of        for the year ended
               January 1, 1992                 December 31, 1991
+*10(q)(3)     Second Amendment to Exhibit
               10(q)(1) effective in part,
               August 6, 1997, and in part,
               October 1, 1997
 *10(r)        Director Benefits Plan,         Former HI's Form 10-K     1-7629          10(m)
               effective as of January 1,      for the year ended
               1992                            December 31, 1991
 *10(s)(1)     Executive Life Insurance        Former HI's Form 10-K     1-7629          10(q)
               Plan of the Company             for the year ended
               effective as of January 1,      December 31, 1993
               1994
 *10(s)(2)     First Amendment to Exhibit      Former HI's Form 10-Q     1-7629          10
               10(s)(1) effective as of        for the quarter ended
               January 1, 1994                 June 30, 1995
+*10(s)(3)     Second Amendment to Exhibit
               10(s)(1) effective as of
               August 6, 1997
 *10(t)        Employment and Supplemental     Former HI's Form 10-Q     1-7629          10(f)
               Benefits Agreement between      for the quarter ended
               HL&P and Hugh Rice Kelly        March 31, 1987

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
  10(u)(1)     Houston Industries              Former HI's Form 10-K     1-7629          10(s)(4)
               Incorporated Savings Trust      for the year ended
               between the Company and The     December 31, 1995
               Northern Trust Company, as
               Trustee (as amended and
               restated effective July 1,
               1995)
  10(u)(2)     Note Purchase Agreement         Former HI's Form 10-K     1-7629          10(j)(3)
               between the Company and the     for the year ended
               ESOP Trustee, dated as of       December 31, 1990
               October 5, 1990
  10(v)(1)     Stockholder's Agreement         Schedule 13-D dated       5-19351         2
               dated as of July 6, 1995        July 6, 1995
               between the Company and Time
               Warner Inc.
  10(v)(2)     Registration Rights             Schedule 13-D dated       5-19351         3
               Agreement dated as of July      July 6, 1995
               6, 1995 between the Company
               and Time Warner Inc.
  10(v)(3)     Amendment to Exhibits           Former HI's Form 10-K     1-7629          10(x)(4)
               10(v)(1) and 10(v)(2) dated     for the year ended
               November 18, 1996               December 31, 1996
  10(v)(4)     Certificate of Voting           Schedule 13-D dated       5-19351         4
               Powers, Designations,           July 6, 1995
               Preferences and Relative
               Participating, Optional or
               Other Special Rights, and
               Qualifications, Limitations
               or Restrictions Thereof of
               Series D Convertible
               Preferred Stock of Time
               Warner Inc.
 *10(w)        Houston Industries              Former HI's Form 10-K     1-7629          10(7)
               Incorporated Executive          for the year ended
               Deferred Compensation Trust,    December 31, 1995
               effective as of December 19,
               1995
 *10(x)        Supplemental Pension            Registration Statement    333-11329       10(aa)
               Agreement, dated July 17,       on Form S-4
               1996, between the Company
               and Lee W. Hogan
 *10(y)        Consulting Agreement, dated     Former HI's Form 10-K     1-7629          10(bb)
               January 14, 1997, between       for the year ended
               the Company and Milton          December 31, 1996
               Carroll
 *10(z)(1)     Employment Agreement, dated     Former HI's Form 10-K     1-7629          10(cc)
               February 25, 1997, between      for the year ended
               the Company and Don D.          December 31, 1996
               Jordan
+*10(z)(2)     Amended and Restated
               Employment Agreement, dated
               November 7, 1997, between
               the Company and Don D.
               Jordan

                                                     REPORT OR           SEC FILE OR
  EXHIBIT                                           REGISTRATION         REGISTRATION     EXHIBIT
  NUMBER               DESCRIPTION                   STATEMENT              NUMBER       REFERENCE
  -------              -----------                  ------------         ------------    ---------
+*10(aa)(1)    Executive Severance Benefits
               Plan of the Company and
               Summary Plan Description
               effective as of September 3,
               1997
+*10(aa)(2)    Form of Severance
               Agreements, dated September
               3, 1997, between the Company
               and each of the following
               executive officers: Lee W.
               Hogan, Hugh Rice Kelly, R.
               Steve Letbetter, and Stephen
               W. Naeve
 +12           Computation of Ratios of
               Earnings to Fixed Charges
 +21           Subsidiaries of the Company
 +23           Consent of Deloitte & Touche
               LLP
 +27           Financial Data Schedule

(B) NORAM ENERGY CORP.

                                                     REPORT OR           SEC FILE OR
EXHIBIT                                             REGISTRATION         REGISTRATION     EXHIBIT
 NUMBER               DESCRIPTION                    STATEMENT              NUMBER       REFERENCE
-------               -----------                   ------------         ------------    ---------
 2(a)(1)    Agreement and Plan of Merger       Former HI's Form 8-K      1-7629          2
            among the Company, Former HL&P,    dated August 11, 1996
            HI Merger, Inc. and Former
            NorAm dated August 11, 1996
 2(b)(2)    Amendment to Agreement and Plan    Registration Statement    333-11329       2(c)
            of Merger among the Company,       on Form S-4
            Former HL&P, HI Merger, Inc.
            and Former NorAm dated August
            11, 1996
+3(a)(1)    Certificate of Incorporation of
            NorAm
+3(a)(2)    Certificate of Merger merging
            NorAm Energy Corp. with and
            into HI Merger, Inc. dated
            August 6, 1997
+3(b)       Bylaws of NorAm
 4(a)(1)    Indenture, dated as of December    Former NorAm's Form       1-13265         4.14
            1, 1986, between NorAm and         10-K for the year
            Citibank, N.A., as Trustee         ended December 31,
                                               1986
+4(a)(2)    First Supplemental Indenture to
            Exhibit 4(a)(1) dated as of
            September 30, 1988

                                                     REPORT OR           SEC FILE OR
EXHIBIT                                             REGISTRATION         REGISTRATION     EXHIBIT
 NUMBER               DESCRIPTION                    STATEMENT              NUMBER       REFERENCE
-------               -----------                   ------------         ------------    ---------
+4(a)(3)    Second Supplemental Indenture
            to Exhibit 4(a)(1) dated as of
            November 15, 1989
+4(a)(4)    Third Supplemental Indenture to
            Exhibit 4(a)(1) dated as of
            August 6, 1997
 4(b)(1)    Indenture, dated as of March       Former NorAm's            33-14586        4.20
            31, 1987, between NorAm and        Registration Statement
            Chase Manhattan Bank, N.A., as     on Form S-3
            Trustee, authorizing 6%
            Convertible Subordinated
            Debentures due 2012
+4(b)(2)    Supplemental Indenture to
            Exhibit 4(b)(1) dated as of
            August 6, 1997
 4(c)(1)    Indenture, dated as of April       Former NorAm's            33-23375        4.1
            15, 1990, between NorAm and        Registration Statement
            Citibank, N.A. as Trustee          on Form S-3
+4(c)(2)    Supplemental Indenture to
            Exhibit 4(c)(1) dated as of
            August 6, 1997
 4(d)(1)    Form of Indenture between NorAm    Former NorAm's            33-64001        4.8
            and The Bank of New York as        Registration Statement
            Trustee                            on Form S-3
 4(d)(2)    Form of First Supplemental         Former NorAm's Form       1-13265         4.01
            Indenture to Exhibit 4(d)(1)       8-K dated as of June
                                               10, 1996
+4(d)(3)    Second Supplemental Indenture
            to Exhibit 4(d)(1) dated as of
            August 6, 1997
 4(e)       Indenture between NorAm and        Registration Statement    333-41017       4.1
            Chase Bank of Texas, National      on Form S-3
            Association, dated as of
            December 1, 1997

     There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10 percent of the total assets of NorAm. NorAm hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                            SEC FILE
                                                      REPORT OR                OR
EXHIBIT                                              REGISTRATION         REGISTRATION     EXHIBIT
NUMBER                DESCRIPTION                     STATEMENT              NUMBER       REFERENCE
-------               -----------                    ------------         ------------    ---------
  10(a)    Service Agreement by and between     Former NorAm Form 10-K    1-13265         10.20
           Mississippi River Transmission       for the year ended
           Corporation and Laclede Gas          December 31, 1989
           Company dated August 22, 1989
 +12       Computation of Ratios of Earnings
           to Fixed Charges
 +23(a)    Consent of Deloitte & Touche LLP
 +23(b)    Consent of Coopers & Lybrand
           L.L.P.
 +27       Financial Data Schedule