Form 10-Q
period 1998-03-31
HOUSTON INDUSTRIES INC; NORAM ENERGY CORP/
filed 1998-05-15
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from ______________ to _______________


                         ------------------------------

Commission file number 1-3187

                         HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

         Texas                                                74-0694415
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

         1111 Louisiana
         Houston, Texas                                         77002
(Address of principal executive offices)                      (Zip Code)


                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                         ------------------------------

Commission file number 1-13265

                               NORAM ENERGY CORP.
             (Exact name of registrant as specified in its charter)

          Delaware                                           76-0511406
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)

         1111 Louisiana
         Houston, Texas                                            77002
(Address of principal executive offices)                         (Zip Code)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                          -----------------------------

NORAM ENERGY CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 6, 1998, Houston Industries Incorporated had 296,039,637 shares of common stock outstanding, including 11,984,708 ESOP shares not deemed outstanding for financial statement purposes and excluding 98,866 shares held as treasury stock. As of May 6, 1998, all 1,000 shares of NorAm Energy Corp.'s common stock were held by Houston Industries Incorporated.

         THIS COMBINED QUARTERLY REPORT ON FORM 10-Q IS SEPARATELY FILED BY HOUSTON INDUSTRIES INCORPORATED (COMPANY) AND NORAM ENERGY CORP. (NORAM). INFORMATION CONTAINED HEREIN RELATING TO NORAM IS FILED BY THE COMPANY AND SEPARATELY BY NORAM ON ITS OWN BEHALF. NORAM MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE COMPANY (EXCEPT AS IT MAY RELATE TO NORAM AND ITS SUBSIDIARIES), HOUSTON INDUSTRIES ENERGY, INC., HOUSTON INDUSTRIES POWER GENERATION, INC. OR ANY OTHER AFFILIATE OR SUBSIDIARY OF THE COMPANY.

                         HOUSTON INDUSTRIES INCORPORATED
                             AND NORAM ENERGY CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS

Part I.           Financial Information                                                          Page No.
-------           ---------------------                                                          --------
                  COMPANY

                  Item 1.      Financial Statements

                               Statements of Consolidated Income
                               Three Months Ended March 31, 1998 and 1997                            1

                               Consolidated Balance Sheets
                               March 31, 1998 and December 31, 1997                                  2

                               Statements of Consolidated Cash Flows
                               Three Months Ended March 31, 1998 and 1997                            4

                               Statements of Consolidated Retained Earnings
                               Three Months Ended March 31, 1998 and 1997                            5

                               Notes to Unaudited Consolidated Financial Statements                  6

                  Item 2.      Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations of the Company                                            16

                  Item 3.      Quantitative and Qualitative Disclosure
                               About Market Risk of the Company                                     29

                  NORAM

                  Item 1.      Financial Statements

                               Statements of Consolidated Income
                               Three Months Ended March 31, 1998 and 1997                           30

                               Consolidated Balance Sheets
                               March 31, 1998 and December 31, 1997                                 31

                               Statements of Consolidated Cash Flows
                               Three Months Ended March 31, 1998 and 1997                           33



                                       (i)

                               Consolidated Statements of Stockholders' Equity
                               Three Months Ended March 31, 1998 and 1997                                     34

                               Notes to Unaudited Consolidated Financial Statements                           36

                  Item 2.      Management's Narrative Analysis of the
                               Results of Operations of NorAm Energy Corp.
                               And Consolidated Subsidiaries                                                  39

                  Item 3.      Quantitative and Qualitative Disclosure
                               About Market Risk of NorAm (omitted pursuant to General Instruction H(2)(c))

Part II.          Other Information

                  Item 1.      Legal Proceedings                                                              47

                  Item 2.      Changes in Securities and Use of Proceeds                                      47

                  Item 6.      Exhibits and Reports on Form 8-K                                               47

                  Signature(s)                                                                                48




                                      (ii)

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.


                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       Three Months Ended
                                                                            March 31,
                                                                    ----------------------------
                                                                        1998             1997
                                                                    -----------      -----------
REVENUES:
   Electric Operations ........................................     $   846,562      $   856,534
   Natural Gas Distribution ...................................         716,896
   Interstate Pipeline ........................................          70,981
   Energy Marketing ...........................................       1,045,619
   International ..............................................          27,246           19,830
   Other ......................................................          24,106            1,737
   Eliminations ...............................................         (94,698)
                                                                    -----------      -----------
         Total ................................................       2,636,712          878,101
                                                                    -----------      -----------

EXPENSES:
   Fuel and cost of gas sold ..................................       1,286,092          223,965
   Purchased power ............................................         412,652          100,992
   Operation and maintenance ..................................         375,897          196,010
   Taxes other than income taxes ..............................          88,777           62,454
   Depreciation and amortization ..............................         175,599          130,990
   Other operating expenses ...................................          16,726            7,474
                                                                    -----------      -----------
           Total ..............................................       2,355,743          721,885
                                                                    -----------      -----------

OPERATING INCOME ..............................................         280,969          156,216
                                                                    -----------      -----------

OTHER INCOME (EXPENSE):
   Unrealized loss on ACES ....................................        (189,320)
   Time Warner dividend income ................................          10,313           10,403
   Interest income - IRS refund ...............................             981
   Other - net ................................................           6,233           (1,762)
                                                                    -----------      -----------
           Total ..............................................        (171,793)           8,641
                                                                    -----------      -----------

INTEREST AND OTHER CHARGES:
   Interest on long-term debt .................................         106,029           62,801
   Other interest .............................................          24,359           16,410
   Distributions on trust securities ..........................           7,410            4,519
   Allowance for borrowed funds used during
       construction ...........................................            (957)          (1,100)
   Preferred dividends of subsidiary ..........................                            2,125
                                                                    -----------      -----------
           Total ..............................................         136,841           84,755
                                                                    -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES AND PREFERRED DIVIDENDS .....         (27,665)          80,102
INCOME TAXES ..................................................           3,575           20,482
PREFERRED DIVIDENDS ...........................................              97
                                                                    -----------      -----------

NET INCOME (LOSS) .............................................     $   (31,337)     $    59,620
                                                                    ===========      ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE ........................     $      (.11)     $       .26
DILUTED EARNINGS (LOSS) PER COMMON SHARE ......................     $      (.11)     $       .26



                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                March 31,      December 31,
                                                                  1998             1997
                                                               -----------     -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
    Electric plant:
       Plant in service ..................................     $12,725,730     $12,614,000
       Construction work in progress .....................         172,893         224,959
       Nuclear fuel ......................................         256,423         255,567
       Plant held for future use .........................          48,631          48,631
    Gas plant and pipelines:
       Natural gas distribution ..........................       1,351,870       1,326,442
       Interstate pipelines ..............................       1,259,530       1,258,087
       Energy marketing ..................................         167,573         162,519
    Other property .......................................         164,580         149,019
                                                               -----------     -----------
             Total .......................................      16,147,230      16,039,224

    Less accumulated depreciation and amortization .......       4,907,060       4,770,179
                                                               -----------     -----------

             Property, plant and equipment - net .........      11,240,170      11,269,045
                                                               -----------     -----------

CURRENT ASSETS:
    Cash and cash equivalents ............................         139,066          51,712
    Accounts receivable - net ............................         698,323         962,974
    Accrued unbilled revenues ............................         136,381         205,860
    Time Warner dividends receivable .....................          10,313          10,313
    Fuel stock and petroleum products ....................          63,398          88,819
    Materials and supplies, at average cost ..............         151,407         156,160
    Restricted deposit for bond redemption ...............         290,000
    Prepayments and other current assets .................          25,485          42,169
                                                               -----------     -----------
             Total current assets ........................       1,514,373       1,518,007
                                                               -----------     -----------

OTHER ASSETS:
    Goodwill--net ........................................       2,013,907       2,026,395
    Investment in Time Warner securities .................         990,000         990,000
    Equity investments in and advances to foreign and
       non-rate regulated affiliates - net ...............         712,888         704,102
    Deferred plant costs - net ...........................         555,124         561,569
    Deferred debits ......................................         503,904         510,686
    Regulatory tax asset - net ...........................         355,065         356,509
    Unamortized debt expense and premium on
       reacquired debt ...................................         213,617         202,453
    Fuel-related debits ..................................         184,604         197,304
    Recoverable project costs - net ......................          68,230          78,485
                                                               -----------     -----------

             Total other assets ..........................       5,597,339       5,627,503
                                                               -----------     -----------

                Total ....................................     $18,351,882     $18,414,555
                                                               ===========     ===========


                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                         CAPITALIZATION AND LIABILITIES


                                                                                             March 31,        December 31,
                                                                                                1998              1997
                                                                                            ------------      ------------
CAPITALIZATION:
    Common stock equity:
       Common stock, no par value .....................................................     $  3,122,071      $  3,112,098
       Treasury stock, at cost ........................................................           (2,207)           (2,066)
       Unearned ESOP shares ...........................................................         (226,175)         (229,827)
       Retained earnings ..............................................................        1,875,213         2,013,055
       Foreign currency loss ..........................................................             (702)             (821)
       Unrealized loss on marketable equity securities ................................           (4,255)           (5,634)
                                                                                            ------------      ------------
              Total common stock equity ...............................................        4,763,945         4,886,805
                                                                                            ------------      ------------
    Preference stock, none outstanding

    Cumulative preferred stock, no par value,
       not subject to mandatory redemption ............................................            9,740             9,740
                                                                                            ------------      ------------

    Company/NorAm obligated mandatorily redeemable trust
       preferred securities of subsidiary trusts holding solely subordinated debentures
       of Company/NorAm ...............................................................          355,952           362,172
                                                                                            ------------      ------------

    Long-term debt:
       Automatic common exchange securities (ACES) ....................................        1,363,106         1,173,786
       Debentures .....................................................................          969,002           669,291
       First mortgage bonds ...........................................................        1,931,610         2,495,459
       Notes payable ..................................................................          742,534           745,889
       Pollution control revenue bonds ................................................          512,685           118,000
       Other ..........................................................................           15,364            15,590
                                                                                            ------------      ------------
              Total long-term debt ....................................................        5,534,301         5,218,015
                                                                                            ------------      ------------
                  Total capitalization ................................................       10,663,938        10,476,732
                                                                                            ------------      ------------

CURRENT LIABILITIES:
          Notes payable ...............................................................        1,738,004         2,124,956
          Accounts payable ............................................................          725,480           879,612
          Taxes accrued ...............................................................          172,165           240,739
          Interest accrued ............................................................          102,781           109,901
          Dividends declared ..........................................................          113,552           110,716
          Customer deposits ...........................................................           82,064            82,437
          Current portion of long-term debt ...........................................          708,421           251,169
          Other .......................................................................          158,328           193,384
                                                                                            ------------      ------------
                Total current liabilities .............................................        3,800,795         3,992,914
                                                                                            ------------      ------------

DEFERRED CREDITS:
    Accumulated deferred income taxes .................................................        2,737,976         2,792,781
    Benefit liabilities ...............................................................          405,600           397,586
    Unamortized investment tax credit .................................................          344,041           349,072
    Fuel-related credits ..............................................................           69,775            75,956
    Other .............................................................................          329,757           329,514
                                                                                            ------------      ------------
                Total deferred credits ................................................        3,887,149         3,944,909
                                                                                            ------------      ------------

COMMITMENTS AND CONTINGENCIES
                Total .................................................................     $ 18,351,882      $ 18,414,555
                                                                                            ============      ============


                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                      ------------------------
                                                                                                         1998           1997
                                                                                                      ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss) ..........................................................................     $ (31,337)     $  59,620

     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
        Depreciation and amortization ...........................................................       175,599        130,990
        Amortization of nuclear fuel ............................................................         6,714          6,657
        Deferred income taxes ...................................................................       (54,805)         6,191
        Investment tax credit ...................................................................        (5,031)        (4,879)
        Unrealized loss on ACES .................................................................       189,320
        Fuel surcharge ..........................................................................        21,966         31,239
        Fuel cost (under) recovery ..............................................................       (28,381)       (39,828)
        Changes in other assets and liabilities:
           Accounts receivable - net ............................................................       193,598          8,365
           Accounts receivable - IRS ............................................................       140,532
           Inventory ............................................................................        31,389          9,138
           Other current assets .................................................................        35,222          9,831
           Accounts payable .....................................................................      (154,132)       (55,588)
           Interest and taxes accrued ...........................................................       (75,694)      (103,121)
           Other current liabilities ............................................................       (51,188)       (21,743)
           Other - net ..........................................................................        30,297          1,822
                                                                                                      ---------      ---------
               Net cash provided by operating activities ........................................       424,069         38,694
                                                                                                      ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures (including allowance for borrowed funds used during construction) .....      (108,497)       (44,384)
     Non-rate regulated electric power project expenditures (including capitalized interest) ....        (4,926)       (18,913)
     Other - net ................................................................................        (9,225)        (1,880)
                                                                                                      ---------      ---------
               Net cash used in investing activities ............................................      (122,648)       (65,177)
                                                                                                      ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely subordinated debentures of
        Company - net ...........................................................................                      340,810
     Payment of matured bonds ...................................................................        (1,000)      (190,000)
     Proceeds from issuance of debentures .......................................................       300,000
     Restricted deposit for bond redemption .....................................................      (290,000)
     Proceeds from issuance of pollution control revenue bonds ..................................       386,757        115,795
     Redemption of preferred stock ..............................................................                     (127,928)
     Payment of common stock dividends ..........................................................      (106,448)       (87,567)
     Increase (decrease) in notes payable - net .................................................      (390,307)       101,750
     Extinguishment of long-term debt ...........................................................      (107,263)      (120,360)
     Conversion of convertible securities .......................................................        (3,255)
     Other - net ................................................................................        (2,551)         1,333
                                                                                                      ---------      ---------
               Net cash provided by (used in) financing activities ..............................      (214,067)        33,833
                                                                                                      ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................................................        87,354          7,350

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................................................        51,712          8,001
                                                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................................................     $ 139,066      $  15,351
                                                                                                      =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash Payments:
        Interest (net of amounts capitalized) ...................................................     $ 145,348      $  80,721
        Income taxes ............................................................................        15,158         27,914


                 See Notes to Consolidated Financial Statements

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                Three Months Ended
                                                     March  31,
                                             ----------------------------
                                                 1998             1997
                                             -----------      -----------
Balance at Beginning of Period .........     $ 2,013,055      $ 1,997,490

Net Income (Loss) for the Period .......         (31,337)          59,620
                                             -----------      -----------

         Total .........................       1,981,718        2,057,110

Common Stock Dividends .................        (106,505)         (87,656)
                                             -----------      -----------

Balance at End of Period ...............     $ 1,875,213      $ 1,969,454
                                             ===========      ===========



                 See Notes to Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

         The interim financial statements and notes (Interim Financial Statements) in this joint Form 10-Q (Form 10-Q) include the accounts of Houston Industries Incorporated (Company) and its wholly owned and majority owned subsidiaries including, effective as of August 6, 1997 (Acquisition Date), the accounts of NorAm Energy Corp. (NorAm) and its wholly owned and majority owned subsidiaries. For information regarding the Company's acquisition of NorAm, see
Note 1(b) to the joint Annual Report on Form 10-K of the Company (File No. 1-3187) (Company's Form 10-K) and NorAm (File No. 1-13265) (NorAm's Form 10-K) for the fiscal year ended December 31, 1997. The Interim Financial Statements are unaudited, omit certain information included in financial statements prepared in accordance with generally accepted accounting principles and should be read in combination with the Company's Form 10-K and NorAm's Form 10-K . For additional information regarding the presentation of interim period results, see
Note 11 below.

         The following notes to the financial statements in the Company's Form 10-K and NorAm's Form 10-K relate to material contingencies. These notes, as updated by the notes contained in the Interim Financial Statements, are incorporated herein by reference:

     Company: Note 1(c) (Regulatory Assets and Other Long-Lived Assets), Note 1(n) (Investments in Time Warner Securities), Note 2 (Derivative Financial Instruments (Risk Management)), Note 3 (Rate Matters), Note 4 (Jointly Owned Electric Utility Plant), Note 5 (Equity Investments in Foreign Affiliates) and Note 12 (Commitments and Contingencies).

     NorAm: Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments (Risk Management)) and Note 8 (Commitments and Contingencies).

(2)  PRO FORMA COMBINED RESULTS OF OPERATIONS DATA

         The Company's results of operations incorporate NorAm's results of operations only for the period beginning on the Acquisition Date. The following table presents certain unaudited pro forma information for the quarter ended March 31, 1997, as if the acquisition of NorAm had occurred on January 1, 1997.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                         COMBINED RESULTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  QUARTER ENDED MARCH 31,
                                                 --------------------------
                                                   1998             1997
                                                -----------      ----------
                                                  ACTUAL         PRO FORMA
                                                        (UNAUDITED)
Revenues ....................................    $   2,637      $   2,802
Net Income (Loss)(1) ........................    $     (31)     $     110
Basic Earnings Per Share (1) ................    $   (0.11)     $    0.39
Diluted Earnings Per Share (1) ..............    $   (0.11)     $    0.39

---------------

(1) Includes a $123 million or .43 per share (after-tax) non-cash unrealized accounting loss recorded in the first quarter of 1998 relating to the Company's Automatic Common Exchange Securities (ACES). For additional information, see Note 5.

         These and other pro forma results appearing in this Form 10-Q are based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the combined results that would have resulted had the acquisition of NorAm occurred at the beginning of 1997. Purchase related adjustments to results of operations include amortization of goodwill and the effects on depreciation, amortization, interest expense and deferred income taxes of the revaluation, on a preliminary basis, of the fair value of certain NorAm assets and liabilities. For information regarding the recording of the NorAm acquisition under the purchase method of accounting, see Note 1(b) to the Company's Form 10-K.

(3)  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS No.
130). SFAS No. 130 requires that all items that meet the definition of a component of comprehensive income (as defined below) be reported in a financial statement for the fiscal period in which they are recognized and the total amount of comprehensive income be prominently displayed in that same financial statement. Comprehensive income is defined to include not only net income
(loss), but also the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. The Company's total comprehensive loss of $30 million for the first quarter of 1998 reflects the Company's $31 million net loss for the quarter offset by a foreign currency gain and an unrealized gain on the Company's investment in shares of Itron, Inc., a marketable equity security. For the first quarter of 1997, total comprehensive income was $63 million reflecting the Company's $60 million net income in the quarter and the unrealized gain on the Company's investment in Time Warner common stock offset by a foreign currency loss.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(4)  DEPRECIATION

         The Company calculates depreciation using the straight-line method. The Company's depreciation expense for the first quarter of 1998 was $127 million, compared to $90 million for the same period in 1997.

(5)  INVESTMENT IN TIME WARNER SECURITIES

         The Company owns 11 million shares of non-publicly traded Time Warner, Inc. (Time Warner) convertible preferred stock (TW Preferred). The TW Preferred is convertible into approximately 22.9 million shares of Time Warner common stock. For additional information regarding TW Preferred (including its dividend rate, liquidation preference and voting rights), see Note 1(n) to the Company's Form 10-K.

         The Company has recorded its $990 million investment in the TW Preferred under the cost method. Dividends on these securities are recognized as income at the time they are earned. The Company recorded pre-tax dividend income with respect to these securities of $10.3 million in the first quarters of 1998 and 1997.

         To monetize its investment in the TW Preferred, the Company sold in July 1997, 22.9 million of its unsecured 7% ACES. As a result of the issuance of the ACES, a portion of the increase in the market value above $55.5844 per share of Time Warner common stock (the security into which the TW Preferred is convertible) results in unrealized accounting losses to the Company for the ACES, pending the conversion of the Company's TW Preferred into Time Warner common stock. For example, prior to the conversion of the TW Preferred into Time Warner common stock, when the market price of Time Warner common stock increases above $55.5844, the Company records in Other Income (Expense) an accounting loss for the ACES equal to (i) the aggregate amount of such increase as applicable to all ACES multiplied by (ii) 0.8264. In accordance with generally accepted accounting principles, this accounting loss (which reflects the unrealized increase in the Company's indebtedness with respect to the ACES) may not be offset by accounting recognition of the increase in the market value of the Time Warner common stock that underlies the TW Preferred. Upon conversion of the TW Preferred, the Company will begin recording unrealized net changes in the market prices of the Time Warner common stock and the ACES as a component of common stock equity and other comprehensive income.

         As of March 31, 1998, the market price of Time Warner common stock was $72.00 per share. Accordingly, the Company recognized an increase of $189 million during the first quarter of 1998 in the unrealized liability relating to its ACES indebtedness (which resulted in an after-tax earnings reduction of $123 million or $.43 per share). The Company believes that the cumulative unrealized loss for the ACES of $311 million is more than economically offset by the approximately $659 million unrecorded unrealized gain at March 31, 1998 relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. For the quarter ended March 31, 1998, there was an increase in the unrecorded unrealized gain in the fair value of Time Warner common stock underlying the investment in TW Preferred of $229 million. Any gain related to the increase in the fair value of Time Warner common stock would be recognized upon the sale of the TW Preferred or the shares of common

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES stock into which such TW Preferred is converted.

(6)  CAPITAL STOCK

(a)  Common Stock.

         At March 31, 1998, the Company had 283,719,977 shares of common stock issued and outstanding (out of a total of 700,000,000 authorized shares). At December 31, 1997, the Company had 282,875,266 shares of common stock issued and outstanding. Outstanding common shares excluded (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (11,984,708 and 12,388,551 at March 31, 1998 and December 31, 1997, respectively) and (ii) treasury shares (98,866 and 93,459 at March 31, 1998 and December 31, 1997, respectively).

(b)  Earnings Per Share.

         Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" (SFAS No. 128). This statement requires restatement of all prior period earnings per share (EPS) data presented herein. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the Statements of Consolidated Income and requires a reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations.

         The following table presents a reconciliation of the Company's numerators and denominators of basic and diluted earnings per share calculations:

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                                                                   FOR THE QUARTER ENDED
                                                                         MARCH 31,
                                                                 -------------------------
                                                                   1998            1997
                                                                 -----------     ---------
                                                                (In thousands, except per
                                                                      share amounts)
Basic EPS Calculation:
  Income (loss) before preferred dividends .................     $ (31,240)     $  59,620
  Less: Preferred dividends ................................            97
                                                                 ---------      ---------
  Net income (loss) attributable to common stock ...........     $ (31,337)     $  59,620
                                                                 =========      =========

  Weighted average shares outstanding ......................       283,528        233,689

Basic EPS:
  Income (loss) before preferred dividends .................     $   (0.11)     $    0.26
  Less: Preferred dividends
                                                                 ---------      ---------
  Net income (loss) attributable to common stock ...........     $   (0.11)     $    0.26
                                                                 =========      =========

Diluted EPS Calculation:

  Income (loss) before preferred dividends .................     $ (31,240)     $  59,620
  Plus: Income impact of assumed conversions:
     Interest on 6 1/4% convertible debentures .............           118
                                                                 ---------      ---------
  Income (loss) before preferred dividends assuming
     dilution ..............................................     $ (31,122)     $  59,620
  Less: Preferred dividends ................................            97
                                                                 ---------      ---------
  Net income (loss) attributable to common stock ...........     $ (31,219)     $  59,620
                                                                 =========      =========

  Weighted average shares outstanding ......................       283,528        233,689
  Plus: Incremental shares from assumed conversions:
     Stock options .........................................           235             32
     Restricted stock ......................................           492            369
     6 1/4% convertible debentures .........................           359
                                                                 ---------      ---------
  Weighted average shares assuming dilution ................       284,614        234,090
                                                                 =========      =========

Diluted EPS:
  Income (loss) before preferred dividends .................     $   (0.11)     $    0.26
  Less: Preferred dividends
                                                                 ---------      ---------
  Net income (loss) attributable to common stock ...........     $   (0.11)     $    0.26
                                                                 =========      =========

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         Options to purchase 85,837 shares of common stock at prices ranging from $29.13 to $35.18 per share were outstanding at March 31, 1998 but were not included in the computation of diluted EPS because, during the reporting period, the options' exercise prices were greater than the average market price of the common shares of $26.375 and would thus be anti-dilutive if conversion were assumed.

(c)  Preferred Stock.

         At March 31, 1998 and December 31, 1997, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares of $4.00 Preferred Stock were outstanding. The $4.00 Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

(d)  Preference Stock.

          At March 31, 1998 and December 31, 1997, the Company had 10,000,000 authorized shares of preference stock, of which 700,000 shares are designated as Series A Preference Stock and 27,000 shares are designated as Series B Preference Stock. On March 27, 1998, the Company designated 1,575 shares of its preference stock as Series C Preference Stock. As of March 31, 1998, there were no shares of Series A Preference Stock issued and outstanding (such shares being issuable in accordance with the Company's Shareholder Rights Agreement upon the occurrence of certain events). The number of shares of Series B Preference Stock and Series C Preference Stock issued as of March 31, 1998 was 17,000 and 1,575, respectively. The Series B and Series C Preference Stock are not deemed outstanding for financial reporting purposes, because the sole holders of such series are wholly owned financing subsidiaries of the Company.

(7) COMPANY/NORAM OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES OF THE COMPANY AND NORAM

         For information regarding (i) $250 million of preferred securities and $100 million of capital securities issued by two statutory business trusts formed by the Company and (ii) $177.8 million of convertible preferred securities issued by a statutory business trust formed by NorAm, of which $11.6 million were outstanding at March 31, 1998, see Note 9 to the Company's Form 10-K. The sole asset of each trust consists of junior subordinated debentures of the Company or NorAm (as the case may be) having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by such trust.

(8)  LONG-TERM DEBT AND SHORT-TERM FINANCING

(a)  Consolidated Debt.

         The Company's consolidated long-term and short-term debt outstanding is summarized in the following table. Of the amount of long-term and short-term debt outstanding as of March 31, 1998, $1.8

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES billion represents debt of NorAm. The Company adjusted the recorded value of NorAm debt to fair market value as of the Acquisition Date.


              CONSOLIDATED LONG-TERM DEBT AND SHORT-TERM BORROWINGS
                                  (IN MILLIONS)

                                                        MARCH 31, 1998                         DECEMBER 31, 1997
                                              ----------------------------------      ------------------------------------
                                                Long-Term            Current             Long-Term             Current
                                              -------------      ---------------      ---------------      ---------------
Short-Term Borrowings:
  Commercial Paper.........................                      $         1,286                           $         1,435
  Lines of Credit..........................                                  150                                       390
  NorAm Receivables Facility...............                                  300                                       300
  Notes Payable............................                                    2
                                              -------------      ---------------      ---------------      ---------------
Total Short-Term Borrowings................                                1,738                                     2,125
                                              -------------      ---------------      ---------------      ---------------
Long-Term Debt - net:
  ACES.....................................   $       1,363                           $         1,174
  Debentures(1)(2).........................             969                                       669
  First Mortgage Bonds(1)..................           1,931                  460                2,495
  Pollution Control Bonds..................             513                    5                  118                    5
  NorAm Medium-Term Notes(2)...............             182                   78                  182                   79
  Notes Payable(2).........................             561                  164                  565                  166
  Capital Leases...........................              15                    1                   15                    1
                                              -------------      ---------------      ---------------      ---------------
Total Long-Term Debt.......................           5,534                  708                5,218                  251
                                              -------------      ---------------      ---------------      ---------------
  Total Long-Term and Short-Term Debt......   $       5,534      $         2,446      $         5,218      $         2,376
                                              -------------      ---------------      ---------------      ---------------


----------

     (1) Includes unamortized discount related to debentures of approximately $1 million at March 31, 1998 and December 31, 1997 and unamortized discount related to first mortgage bonds of approximately $14 million at March 31, 1998 and December 31, 1997, respectively.

     (2) Includes unamortized premium related to fair value adjustments of approximately $15.5 million and $15.8 million for debentures at March 31, 1998 and December 31, 1997, respectively. The unamortized premium for NorAm long-term and current medium-term notes at March 31, 1998 was approximately $15.6 million and $2.6 million, respectively, and $16.7 million and $2.8 million at December 31, 1997, respectively. The unamortized premium for long-term and current notes payable was approximately $10.6 million and $2.4 million, respectively, at March 31, 1998 and $13.7 million and $3.3 million at December 31, 1997.

         Consolidated maturities of long-term debt and sinking fund requirements for the Company (including NorAm) are approximately $242 million for the remainder of 1998, not including funds that were on deposit in trust accounts at March 31, 1998 of $290 million.

(b) FinanceCo and FinanceCo II Credit Facilities.

         In August 1997, a limited partnership special purpose subsidiary of the Company (FinanceCo), established a five-year, $1.644 billion revolving credit facility with a consortium of commercial banks (FinanceCo Facility). The FinanceCo Facility supported $1.167 billion in commercial paper borrowings by FinanceCo at March 31, 1998 recorded as notes payable in the Consolidated Balance Sheet. The weighted average interest rate of these borrowings at March 31, 1998 was 5.85%. For more information regarding the FinanceCo Facility, see
Note 8(c) to the Company's Form 10-K. In the first quarter of 1998, the FinanceCo

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

Facility was amended to, among other things, release certain collateral previously pledged under the agreement (including the shares of common stock of NorAm held by the Company and the capital stock of Houston Industries Energy, Inc. (HI Energy)) and to ease restrictions on repurchases of common stock and certain types of investments in subsidiaries.

         In March 1998, another limited partnership special purpose subsidiary of the Company (FinanceCo II), entered into a $150 million credit agreement with a bank (FinanceCo II Facility). The FinanceCo II Facility terminates September 30, 1998, but may be extended. Borrowings under the FinanceCo II Facility were used to fund a portion of four electric generation plants acquired by Houston Industries Power Generation, Inc. (HIPG), a wholly owned subsidiary of the Company, in April 1998. Borrowings under the FinanceCo II Facility bear interest at a rate based upon either LIBOR plus a margin or a base rate. At March 31, 1998, FinanceCo II had $150 million of borrowings under this facility at an interest rate of 5.94%. For additional information regarding HIPG's acquisition of the generation plants, see Note 10(b) below.

         The FinanceCo II Facility requires the Company to maintain a ratio of consolidated indebtedness for borrowed money to consolidated capitalization, as defined, that does not exceed 0.62:1.00 through December 31, 1998, and 0.60:1.00 from January 1, 1999 until termination of the FinanceCo II Facility. Similar to the FinanceCo facility, the FinanceCo II Facility also contains restrictions applicable to the Company and certain of its subsidiaries with respect to, among other things, (i) liens, (ii) consolidations, mergers and dispositions of assets, (iii) dividends and repurchases of common stock, (iv) certain types of investments and (v) certain changes in its business. The FinanceCo II Facility contains customary covenants and default provisions applicable to FinanceCo II and its subsidiaries, including limitations on, among other things, additional indebtedness (other than certain permitted indebtedness), liens and certain investments or loans.

         Subject to certain conditions and limitations, the Company is required, pursuant to a support agreement entered into in connection with the FinanceCo II Facility, to make cash payments from time to time to FinanceCo II from the Company's excess cash flow (as defined) to the extent necessary to enable FinanceCo II to meet its obligations. Borrowings under the FinanceCo II Facility are secured by pledges of 1,575 shares of Series C Preference Stock of the Company, which have an aggregate liquidation amount of $157.5 million, and all rights of FinanceCo II under the support agreement. The obligations under the FinanceCo II Facility are not secured by the utility assets of the Company or NorAm or by the Company's investment in TW Preferred.

(c)  Pollution Control Revenue Bonds.

         In January 1998, the Matagorda County Navigation District Number One
(MCND) issued on behalf of the Company $104.7 million aggregate principal amount of pollution control revenue refunding bonds with $29.7 million at 5.25% and $75 million at 5.15%. The MCND bonds will mature in 2029. The Company used the proceeds from the sale of these securities to redeem during the quarter ended March 31, 1998 all outstanding 7 7/8% MCND Series 1989A pollution control revenue bonds ($29.7 million) and 7.70% MCND Series 1989B pollution control revenue bonds ($75 million) at a redemption price of 102% of the aggregate principal amount of each series.

         In February 1998, the Brazos River Authority (BRA) issued on behalf of the Company $290 million aggregate principal amount of pollution control revenue refunding bonds. The BRA bonds will mature in May 2019 ($200 million at 5 1/8%) and November 2020 ($90 million at 5 1/8%). In May of 1998, the Company used the proceeds from the sale of these securities to redeem all outstanding 8.25% BRA Series 1988A pollution control revenue bonds ($100 million), 8.25% BRA Series 1988B pollution control revenue

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES bonds ($90 million), and 8.10% BRA Series 1988C pollution control revenue bonds ($100 million) at a redemption price of 102% of the aggregate principal amount of each series. Although the proceeds of the bond offerings were deposited into trust accounts for the redemption in May 1998 of $290 million principal amount of bonds (as reflected on the Consolidated Balance Sheets and Statements of Consolidated Cash Flows), such bonds were deemed for financial reporting purposes to be outstanding at March 31, 1998.

(d) NorAm Short-Term and Long-Term Debt.

         In March 1998, NorAm replaced its $400 million revolving credit facility with a five-year $350 million revolving credit facility (NorAm Credit Facility). Borrowings under the NorAm Credit Facility are unsecured and bear interest at a rate based upon either LIBOR plus a margin, a base rate or a rate determined through a bidding process. The NorAm Credit Facility is expected to be used to support NorAm's issuance of up to $350 million of commercial paper. There were no loans outstanding under the NorAm Credit Facility at March 31, 1998.

         In February 1998, NorAm issued $300 million principal amount of 6 1/2% debentures due February 1, 2008. The 6 1/2% debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The proceeds from the sale of the 6 1/2% debentures were used to repay short-term indebtedness of NorAm, including the indebtedness incurred in connection with the 1997 purchase of $101 million aggregate principal amount of NorAm's 10% debentures and the repayment of $53 million aggregate principal amount of NorAm debt that matured in December 1997 and January 1998.

         In the first quarter of 1998, NorAm repaid at maturity $1 million of its 9.30% medium-term notes and satisfied the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due 2012 using debentures purchased in 1996 and 1997.

(9) RATE MATTERS

         In May 1998, the Public Utility Commission of Texas (Texas Utility Commission) issued an order approving the transition to competition plan filed by Electric Operations in December 1997 (Transition Plan). The order establishes the Company's tariffs to be in effect through 1999, subject to certain force majeure and other events. The order provides final approval for the base rate credits to residential customers of 4% in 1998 and an additional 2% in 1999. Commercial customers whose monthly billing kva is 1000 kva or less will receive base rate credits of 2% in 1998 which remains in effect for 1999. The Company implemented the terms of the Transition Plan effective January 1, 1998.

         In addition, in order to reduce the Company's exposure to potential stranded costs, the order permits the Company to redirect depreciation expenses normally taken from transmission, distribution and general assets to generation assets. The Texas Utility Commission made one modification to the original Transition Plan related to the earnings cap. The Transition Plan originally contemplated that all earnings by Electric Operations above a 9.95% overall rate of return would be calculated pursuant to a return cap formula to be used to write-down Electric Operation's investment in generation assets. The Texas Utility Commission modified the percentage to 9.84% to reflect the impact of $11 million of imputed revenues from the discount rates offered by the Company. It is not expected that the change in the Transition Plan ordered by the Texas Utility Commission will have a material adverse impact on the Company's financial statements.

         For additional information regarding the Transition Plan, see Note 3(b) to the Company's Form 10-K.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(10)  SUBSEQUENT EVENTS

(a)  International Operations -- Privatization of Brazilian Electric Utility.

         In April 1998, Light Servicos de Eletricidade S.A. (Light), a Brazilian corporation in which HI Energy owns an 11.57% common stock interest, purchased 74.88% of the common stock of Metropolitana Electricidade de Sao Paulo S.A. (Metropolitana), the utility that provides electric transmission and distribution services to the metropolitan area of Sao Paulo, Brazil. The purchase price for the shares was approximately $1.8 billion. Light financed the purchase of the shares of Metropolitana with proceeds from bank borrowings made on a non-recourse basis by Light's shareholders (including HI Energy).

         For additional information regarding HI Energy's investment in Light, see Note 5 to the Company's Form 10-K.

(b)  HIPG Purchase of Generating Assets

         In April 1998, HIPG completed its $230 million acquisition of four California gas-fired generating plants totaling 2,276 megawatts of capacity from Southern California Edison Company (SCE). The acquisition was financed with the proceeds from borrowings made by subsidiaries of the Company. In addition HIPG has contracted to purchase SCE's Ormond Beach Generating Station for $43 million. The Ormond Beach facility has two natural gas-fired units totaling 1,500 megawatts of capacity. HIPG expects to close the acquisition of the Ormand Beach Generating Station in June 1998.

(11)  INTERIM PERIOD RESULTS: RECLASSIFICATIONS

         The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) the acquisition of NorAm, (ii) seasonal temperature variations in energy consumption and (iii) the timing of maintenance and other expenditures. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. Such reclassifications do not affect earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

         The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 of the Company's Form 10-K, Management's Narrative Analysis of the Results of Operations of NorAm and Consolidated Subsidiaries in Item 7 of NorAm's Form 10-K, the consolidated financial statements and notes contained in Item 8 of the Company's Form 10-K and NorAm's Form 10-K and the Interim Financial Statements and the NorAm Interim Financial Statements contained in this joint Form 10-Q.

         Statements contained in this joint Form 10-Q that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. Important factors that could cause future results to differ include (i) the effects of competition in the electric power and natural gas industries, (ii) legislative and regulatory changes, (iii) fluctuations in the weather, (iv) fluctuations in energy commodity prices, (v) environmental liabilities, (vi) changes in the economy and (vii) other factors discussed in this and other filings by the Company and NorAm with the Securities and Exchange Commission. When used in the Company's or NorAm's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward- looking statements. The sections of Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company captioned "Results of Operations by Business Segment" and "Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" contain or incorporate by reference forward-looking statements.

                         HOUSTON INDUSTRIES INCORPORATED

         Houston Industries Incorporated (Company) is a diversified international energy services company. It operates the nation's tenth largest electric utility in terms of kilowatt-hour (KWH) sales, and NorAm's three natural gas distribution divisions together form the nation's third largest natural gas distribution operation in terms of customers served. The Company also invests in international electric utility privatizations, gas distribution projects and the development of non-rate regulated power generation projects. The Company, through NorAm, is also a major interstate natural gas pipeline and energy services company, providing gas transportation, supply, gathering and storage, and wholesale natural gas and electric power marketing services.

         The Company is exempt from regulation as a public utility holding company based upon an order granted in July 1997 by the Securities and Exchange Commission under Section 3(a)(2) of the Public Utility Holding Company Act of 1935, as amended (1935 Act), except with respect to the acquisition of certain voting securities of other domestic public utility companies and utility holding companies.

                       CONSOLIDATED RESULTS OF OPERATIONS

         In 1997, the Company acquired NorAm, a natural gas gathering, transmission, marketing and distribution company. Because the acquisition was accounted for as a purchase, the Company's results of operations include NorAm's results of operations only for the period beginning on August 6, 1997

(Acquisition Date). To enhance comparability between reporting periods, certain consolidated and business segment information in Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company is presented on a pro forma basis as if the acquisition of NorAm had occurred as of January 1, 1997. The Company believes that the presentation of pro forma data provides a more meaningful basis for comparing revenues and earnings trends. The pro forma information is not necessarily indicative of the results of operations of the Company and its business segments that would have occurred had these events occurred at the beginning of such period.

         The Company's first quarter of 1998 results of operations and first quarter of 1997 pro forma results of operations reflect the effects of the acquisition of NorAm, which include (i) significant increases in amortization attributable to purchase accounting, (ii) increases in shares outstanding and interest expense, and (iii) the impact of additional revenues and operating expenses from the newly acquired NorAm businesses.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                      QUARTER ENDED            QUARTER ENDED
                                                                        MARCH 31,                MARCH 31,
                                                                    ------------------     --------------------
                                                                      1998       1997        1998        1997      % Change
                                                                    -------    -------     -------    ---------    --------
                                                                           (Actual)        (Actual)   (Pro Forma)
                                                                               (in millions, except per share data)
Revenues ......................................................     $ 2,637    $   878     $ 2,637    $ 2,802          (6%)
Operating Expenses ............................................       2,356        722       2,356      2,509          (6%)
Operating Income ..............................................         281        156         281        293          (4%)
Other Expenses, Net (1) .......................................         309         76         309        123         251%
Income Taxes ..................................................           3         20           3         60         (95%)
Net Income (1) ................................................         (31)        60         (31)       110           --
Basic Earnings Per Share (1) ..................................       (0.11)      0.26       (0.11)      0.39           --
Diluted Earnings Per Share (1) ................................       (0.11)      0.26       (0.11)      0.39           --


---------------

     (1) Includes a $189 million ($123 million after-tax) or $.43 per share non-cash unrealized accounting loss recorded in the first quarter of 1998 relating to the Company's 7% Automatic Common Exchange Securities (ACES). See
Note 5 to the Company's Form 10-Q.

         First Quarter of 1998 Compared to First Quarter of 1997 (Actual). The Company had a consolidated net loss for the first quarter of 1998 of $31 million ($0.11 per share) compared to net income of $60 million ($0.26 per share) in the same period in 1997. The Company's results of operations for the first quarter of 1998 reflect a $123 million (after-tax) non-cash, unrealized accounting loss on the ACES. For a discussion of the accounting loss in connection with the ACES, see Note 5 to the Company's Form 10-Q. Excluding the ACES accounting loss, the Company would have had consolidated earnings of $92 million ($0.32 per share). The increase in earnings is primarily a result of additional earnings from the business segments acquired in the NorAm acquisition and improved results from HI Energy. These earnings were partially offset by milder weather, base rate credits implemented by Electric Operations pursuant to its Transition Plan (as described below) and increased interest expense primarily related to the NorAm acquisition.

         The consolidated tax expense in the first quarter of 1998 takes into account the impact of non-deductible goodwill expense, higher state tax expense arising from the NorAm acquisition, and the loss of the dividends received deduction on the TW Preferred.

         First Quarter of 1998 Actual Compared to First Quarter of 1997 Pro Forma. The Company's consolidated net loss for the first quarter of 1998 was $31 million ($0.11 per share) compared with pro forma consolidated earnings of $110 million ($0.39 per share) in the first quarter of 1997.

         Excluding the ACES accounting loss described above, the Company's first quarter of 1998 adjusted net income would have been $92 million ($0.32 per share) compared to $110 million ($0.39 per share) in the first quarter of 1997. The decrease in adjusted earnings is primarily the result of: (i) decreased operating income at Electric Operations due to milder weather and the implementation of base rate credits; (ii) decreased operating income at Natural Gas Distribution due to warmer weather; and (iii) increased operating expenses at the Company's Corporate segment.

         Partially offsetting the decrease in earnings is increased operating income from International due to increased equity earnings. In addition, pro forma net income in the first quarter of 1997 reflects non-recurring hedging losses and losses from sale of gas at Energy Marketing in that quarter.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

         The Company's operating activities include the following segments:
Electric Operations, Natural Gas Distribution, Interstate Pipeline, Energy Marketing, International and Corporate.

         The following table presents operating income on (i) an actual basis for the quarters ended March 31, 1998 and 1997 and (ii) a pro forma basis for the quarter ended March 31, 1997 (assuming the NorAm acquisition had occurred on January 1, 1997) for each of the Company's business segments (other than Electric Operations):


                   OPERATING INCOME (LOSS) BY BUSINESS SEGMENT


                                          QUARTER ENDED
                                          MARCH 31, (1)
                                 ----------------------------------
                                   1998       1997         1997
                                 --------   ---------     ---------
                                 (ACTUAL)    (ACTUAL)   (PRO FORMA)
                                           (in millions)
Electric Operations ..........     $ 143      $ 160      $ 160
Natural Gas Distribution .....       102                   107
Interstate Pipeline ..........        32                    35
Energy Marketing .............        10                    (1)
International ................        11          3          2
Corporate ....................       (17)        (7)       (10)
                                   -----      -----      -----
      Total Consolidated .....     $ 281      $ 156      $ 293
                                   =====      =====      =====

---------------

(1) PRO FORMA ADJUSTMENTS GIVE RETROACTIVE EFFECT TO PURCHASE-RELATED ADJUSTMENTS, INCLUDING AMORTIZATION OF GOODWILL AND THE REVALUATION ON A PRELIMINARY BASIS OF THE FAIR MARKET VALUE OF CERTAIN NORAM ASSETS AND LIABILITIES.

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

         The following table provides summary data regarding the actual results of operations of Electric Operations, including operating statistics, for the quarters ended March 31, 1998 and 1997.


                                                    QUARTER ENDED
                                                      MARCH 31,
                                            ---------------------------        PERCENT
                                                1998            1997            CHANGE
                                            ------------     ----------      ------------
                                                    (in millions)
Base Revenues (1) ......................     $       534     $       553            (3%)
Transmission Revenues ..................              21
Reconcilable Fuel Revenues (2) .........             292             304            (4%)
Operating Expenses:
     Fuel and Purchased Power ..........             305             320            (5%)
     Operation and Maintenance .........             214             184            16%
     Depreciation and Amortization .....             130             130
Other Taxes ............................              55              63           (14%)
                                             -----------     -----------
Operating Income .......................     $       143     $       160           (11%)
                                             ===========     ===========

         Electric Sales (MWH):
              Residential ..............       3,597,021       3,955,258            (9%)
              Commercial ...............       3,424,350       3,398,796             1%
              Industrial - Firm ........       6,367,979       6,456,671            (1%)

         Total Firm Sales ..............      14,298,521      14,202,623             1%
         Average Cost of Fuel
                  (Cents/MMBtu) ........           172.6           187.5            (8%)


-----------

(1) Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharge, net of the over/under recovery of fuel. See "-- Operating Revenues - Electric Operations."


         Operating Income - Electric Operations. In the first quarter of 1998, Electric Operations' operating income decreased by $17 million from operating income for the first quarter of 1997. The decrease in operating income was due to decreases in base revenues primarily due to milder weather and the implementation of the base rate credits pursuant to Electric Operations' Transition Plan (Transition Plan).

         Operating Revenues - Electric Operations. Electric Operations' decrease in base revenue for the first quarter of 1998 compared to the first quarter of 1997 is primarily the result of milder weather and the implementation of the Transition Plan. These factors were partially offset by customer growth. Beginning in January 1998, Electric Operations implemented base rate credits under the Transition Plan, which resulted in lower base revenues of $11 million for the quarter. For information regarding the Transition Plan, see Note 9 to the Company's Form 10-Q.

         Electric Operations' transmission revenues (which are considered miscellaneous revenues) in the first quarter of 1998 were $21 million but were offset by transmission expenses of $22 million. Electric Operations began recording transmission revenues and expenses in the second quarter of 1997 as a result of the implementation of wholesale transmission tariffs within the Electric Reliability Council of Texas (ERCOT). For information regarding these tariffs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Results of Operations by Business--Certain Factors Affecting Future Earnings of the Company and its Subsidiaries-- Competition--Electric Operations--Competition in Wholesale Market" in the Company's Form 10-K.

Electric Operation's first quarter of 1998 firm KWH sales decreased 3% compared to the same period in 1997 due to milder weather, partially offset by steady growth in the number of customers.

         Electric Operations' 4% decrease in reconcilable fuel revenue resulted primarily from decreased natural gas prices. The Texas Utility Commission provides for recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or its fuel factor proceeding and is generally effective for a minimum of six months. Revenues collected through such factor are adjusted monthly to equal expenses; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on the Company's Consolidated Balance Sheets as fuel- related credits or fuel-related debits, respectively. Fuel costs are reviewed during periodic fuel reconciliation proceedings, which are required at least every three years. Electric Operations filed a fuel reconciliation proceeding with the Texas Utility Commission on January 30, 1998 for the three year period ending July 31, 1997.

         In January 1998, Electric Operations implemented (i) a $102 million temporary fuel surcharge (inclusive of interest) for under recoveries that occurred from March 1997 through August 1998, with recovery extending from 8 months to 16 months depending on the customer class. Electric Operations requested the surcharge in order to recover its under-recovery of fuel expenses for the period March 1997 through August 1997. In April 1998, Electric Operations filed a petition to revise the fuel factor and implement a surcharge for under-collected fuel costs of $128 million, (inclusive of the previously existing fuel surcharge balance) to be collected over a 24 to 30 month period. This surcharge will replace the one implemented in January and will recover its remaining uncollected balance, as well as, the under-recovery balance from September 1997 through February 1998. As of March 31, 1998, Electric Operations cumulative under-recovery of fuel costs was $165 million, including interest. For information regarding the recovery of fuel costs, see "Business Electric Operations - Fuel - Recovery of Fuel Costs" in Item 1 of the Company's Form 10-K.

Fuel and Purchased Power Expenses - Electric Operations. Fuel and purchased power expenses in the first quarter of 1998 decreased by $15 million compared to the same period in 1997. The decrease was driven by decreases in the average unit cost of natural gas, which declined to $2.43 per MMBtu in 1998 from $3.09 per MMBtu in 1997 and the cost of purchased power (see Note 12(c) to the Company's Form 10-K for information on Electric Operations' joint dispatching agreement with the City of San Antonio for purchased power).

Operation and Maintenance Expenses - Electric Operations. Operation and Maintenance expenses increased $31 million in the first quarter of 1998, including $22 million due to transmission tariffs within ERCOT. These transmission tariff expenses are largely offset by $21 million of revenue associated with wholesale transmission services discussed above.

         Maintenance expense increased by $2 million in the first quarter of 1998 compared to the same period of 1997 primarily due to the scheduling of routine plant and line maintenance and inspection outages.

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

         The following table provides summary data regarding the results of operations of Natural Gas Distribution, including operating statistics, for the quarters ended March 31, 1998 and 1997 on an actual basis for the first quarter of 1998 and on a pro forma basis for the first quarter of 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).

                                                                        QUARTER ENDED MARCH 31,   PERCENT
                                                                          1998       1997          CHANGE
                                                                        --------  ------------    -------
                                                                        (ACTUAL)   (PRO FORMA)
                                                                           (in millions)
Operating Revenues ...................................................    $717       $881          (19%)
Operating Expenses:
     Natural Gas .....................................................     458        616          (26%)
     Operation and Maintenance .......................................      98         97            1%
     Depreciation and Amortization ...................................      32         30            7%
     Other Operating Expenses ........................................      27         31          (10%)
                                                                          ----       ----
         Total Operating Expenses ....................................     615        774          (20%)
                                                                          ----       ----
Operating Income .....................................................    $102       $107           (5%)
                                                                          ====       ====

Throughput Data (in Bcf):
     Residential and Commercial Sales ................................     126        137           (8%)
     Industrial Sales ................................................      15         15
     Transportation ..................................................      13         12            8%
                                                                          ----       ----
        Total Throughput .............................................     154        164           (6%)
                                                                          ====       ====

         Natural Gas Distribution operating income decreased $5 million in the first quarter of 1998 compared to pro forma operating income in the first quarter of 1997 due primarily to weather-related factors. This decrease in operating income is partially offset by the favorable impact of Arkla's charges associated with the applicable state regulatory commission's methodology of calculating the price of gas charged to customers (the purchased gas adjustment) in the first quarter of 1998 as compared to the first quarter of 1997.

         Natural Gas Distribution operating revenue decreased $164 million for the first quarter of 1998 compared to pro forma operating revenue for the corresponding period of 1997 due principally to the warmer weather, which resulted in lower customer usage at Entex and Minnegasco, and a decrease in gas prices.

         Operating expenses decreased $159 million in the first quarter of 1998 compared to pro forma operating expenses in the same period of 1997 due to the same factors that affected operating revenues as discussed above.

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

         The following table provides summary data regarding the results of operations of Interstate Pipeline, including operating statistics, on an actual basis for the first quarter of 1998 and on a pro forma basis for the first quarter of 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).

                                                                       QUARTER ENDED MARCH 31,
                                                                       ----------------------    PERCENT
                                                                         1998        1997        CHANGE
                                                                       --------  ------------    --------
                                                                       (ACTUAL)  (PRO FORMA)
                                                                          (in millions)
Operating Revenues ................................................    $  71        $  84           (15%)
Operating Expenses:
     Natural Gas ..................................................        8           11           (27%)
     Operation and Maintenance ....................................       17           22           (23%)
     Depreciation and Amortization ................................        9           13           (31%)
     Other Operating Expenses .....................................        5            3            67%
                                                                       -----        -----
          Total Operating Expenses ................................       39           49           (20%)
                                                                       -----        -----
Operating Income ..................................................    $  32        $  35            (8%)
                                                                       =====        =====

Throughput Data (in million MMBtu):
   Natural Gas Sales ..............................................        4            5           (20%)
   Transportation .................................................      237          250            (5%)
        Elimination (1) ...........................................       (4)          (4)            --
                                                                       -----        -----
Total Throughput ..................................................      237          251            (5%)
                                                                       =====        =====

---------------

(1) Elimination refers to volumes of natural gas both transported and sold by Interstate Pipeline and, therefore, excluded from total throughput.

         Interstate Pipeline operating income decreased $3 million in the first quarter of 1998 compared to pro forma operating income in the first quarter of 1997 due primarily to non-recurring items occurring in the first quarter of 1997 and milder weather in the first quarter of 1998. These factors were partially offset by lower operating expenses in the first quarter of 1998.

         Operating revenues for Interstate Pipeline decreased by $13 million for the first quarter of 1998 compared to pro forma operating revenues for the same period in 1997. The decrease in revenues is primarily due to $7 million of non-recurring transportation revenues recognized in the first quarter of 1997 upon completion of settlement negotiations with Arkla related to service provided in several of its operating jurisdictions. In addition, the decrease in revenues is also attributable to a reduction in natural gas volumes and decreased gas prices.

         Operation and maintenance expenses decreased $5 million in the first quarter of 1998 compared to pro forma operation and maintenance expenses for the same period of 1997 primarily due to decreased maintenance due to milder weather and lower costs resulting from cost control initiatives.

         Depreciation and amortization expenses decreased $4 million in the first quarter of 1998 in comparison to pro forma depreciation and amortization expenses for the same period of 1997 due to a $4.8 million rate settlement recorded in the first quarter of 1998. The rate settlement, effective January 1998, provided for a reduction of MRT's depreciation rates retroactive to July 1996.

ENERGY MARKETING

         NorAm's energy marketing and gathering business (Energy Marketing) includes the operations of NorAm's wholesale and retail energy marketing businesses and natural gas gathering activities (conducted, respectively, by NorAm Energy Services, Inc. (NES), NorAm Energy Management, Inc. and NorAm Field Services Corp., three wholly owned subsidiaries of NorAm).

         The following table provides summary data regarding the unaudited pro forma results of operations of Energy Marketing, including operating statistics, on an actual basis for the first quarter of 1998 and on a pro forma basis for the first quarter of 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).


                                                         QUARTER ENDED MARCH 31,
                                                         -----------------------   PERCENT
                                                            1998        1997       CHANGE
                                                         ---------   -----------   -------
                                                         (ACTUAL)    (PRO FORMA)
                                                             (in millions )
Operating Revenues .................................     $ 1,046     $ 1,045         --
Operating Expenses:
     Natural Gas and Purchased Power, net ..........       1,009       1,023           (1%)
     Operation and Maintenance .....................          22          19           16%
     Depreciation and Amortization .................           3           3         --
     Other Operating Expenses ......................           2           1         --
                                                         -------     -------
          Total Operating Expenses .................       1,036       1,046           (1%)
                                                         -------     -------
Operating Income (loss) ............................     $    10     $    (1)
                                                         =======     =======

Operations Data:
 Natural Gas (in Bcf):
       Sales .......................................         337         320            5%
       Transportation ..............................           7           7         --
       Gathering ...................................          58          60           (3%)
                                                         -------     -------
            Total ..................................         402         387            4%
                                                         -------     -------
Electricity:
       Wholesale Power Sales (in thousand MWH) .....      13,770       4,584          200%
                                                         =======     =======

         Energy Marketing operating income increased $11 million in the first quarter of 1998 in comparison to pro forma operating income for the same period in 1997. This increase is primarily attributed to hedging losses and losses from the sale of gas in 1997 partially offset by increased operating expenses in 1998 as discussed below. After adjusting for these prior losses, operating income decreased for the first quarter of 1998 by approximately $6 million compared to the same period in 1997, as explained below.

         Operating Revenues. Operating revenues for Energy Marketing remained substantially unchanged because: (i) increases in natural gas volumes at NES were more than offset by decreases in the price of natural gas and (ii) substantial increases in wholesale power volumes (200%) offset gas sales declines at NES.

         Operating Expenses. Operation and maintenance expenses increased $3 million when compared to pro forma operation expenses for the first quarter of 1997 largely due to increased staffing and marketing activities made in support of the increased sales and expanded marketing efforts at NES. The Company believes that NES' energy marketing and risk management services have the potential of complementing the Company's strategy of developing and/or acquiring unregulated generation assets in other markets. As a result, the Company has made, and expects to continue to make, significant investments in developing NES' internal software, trading and personnel resources.

         Natural gas and purchased power expense decreased $14 million in the first quarter of 1998 when compared to the first quarter of 1997 primarily due to the nonrecurrence of 1997 losses related to: (i) hedging losses associated with anticipated first quarter 1997 sales under peaking contracts and (ii) losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million. Partially offsetting these losses were increased gas and electricity marketing activities. Excluding the 1997 hedging losses described above, natural gas and purchased power expenses increased $3 million, primarily attributable to approximately $2 million in losses on wholesale power sales.

         To minimize fluctuations in the price of natural gas and transportation, the Company, primarily through NES, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing gas storage inventory and (iii) certain anticipated transactions, some of which carry off-balance sheet risk. NES also enters into natural gas derivatives for trading purposes and electricity derivatives for hedging and trading purposes. For a discussion about the Company's accounting treatment of derivative instruments, see Note 2 to the Company's Form 10-K and Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the Company's Form 10-K.

INTERNATIONAL

         The Company's international business segment (International) includes the results of operations of HI Energy, a wholly owned subsidiary of the Company that participates in the development and acquisition of foreign independent power projects and the privatization of foreign generation and distribution facilities, and the international operations of NorAm. Substantially all of International's operations to date have been in Central and South America.

         Results of operations data for International are presented in the following table on an actual basis for the quarter ended March 31, 1998 and on a pro forma basis for the quarter ended March 31, 1997 as if the NorAm acquisition had occurred as of January 1, 1997. The primary pro forma adjustment gives effect to project development costs and other expenditures incurred by NorAm prior to the Acquisition Date. The adjustment had no effect on operating revenues.


                                                QUARTER ENDED
                                                  MARCH 31,
                                             --------------------    PERCENT
                                               1998       1997       CHANGE
                                             --------  ----------    ------
                                             (ACTUAL)  (PRO FORMA)
                                                   (in millions)
Operating Revenues .....................       $27       $20          35%
Operating Expenses:
  Fuel .................................         5         4          25%
  Operation and Maintenance ............        10        13         (23%)
  Depreciation and Amortization ........         1         1          --
                                               ---       ---
          Total Operating Expenses .....        16        18         (11%)
                                               ---       ---
Operating Income .......................       $11       $ 2          --
                                               ===       ===

         International operating income increased $9 million in the first quarter of 1998 compared to pro forma operating income in the first quarter of 1997. Operating revenues increased $7 million in the first quarter of 1998 due primarily to increased equity earnings from HI Energy's investment in Light, the electric utility serving Rio de Janeiro, Brazil and HI Energy's interest in EPSA, a Colombian electric utility acquired in June 1997. Operation and maintenance expenses decreased $3 million when compared to proforma operating and maintenance expenses as a result of the timing of development costs.

         In April 1998, a bidding consortium comprised of HI Energy and a Mexican co-investor submitted bids for two natural gas distribution concessions in and around Mexico City. If successful, the consortium would be required to purchase the existing natural gas distribution assets of one of the concessions ($79.7 million or $104.9 million, depending on the concession) and undertake to construct and operate an expanded natural gas distribution network.

         For additional information regarding International's foreign investments and investment strategies, see Note 10(a) to the Company's Form 10-Q, Note 5 to the Company's Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Results of Operations by Business Segment--International," "--Certain Factors Affecting Future Earnings of the Company and its Subsidiaries," and "--Liquidity and Capital Resources--Company's Consolidated Capital Resources" in the Company's Form 10-K.

CORPORATE

         Corporate. The Company's corporate and other business segment (Corporate) includes the operations of HIPG, which is engaged in the acquisition, development and operation of domestic non-rate regulated power generation facilities, the Company's unregulated retail services business, certain real estate holdings of the Company, corporate costs and inter-unit eliminations.

         In the first quarter of 1998, Corporate's operating loss of $17 million reflects an increase of $7 million when compared to pro forma results for the first quarter of 1997.
The increase in pro forma operating loss was primarily due to (i) losses associated with the Company consumer services business; (ii) start-up costs associated with the Company's non-rate regulated retail electric services business; and (iii) expenses related to the development of domestic power generation projects.

         HIPG. HIPG was formed in March 1997 to pursue the acquisition of domestic electric generation assets as well as the development of new domestic non-rate regulated power generation facilities. For the quarter ended March 31, 1998, HIPG had an operating loss of $3.4 million primarily as a result of business development activities.

         HIPG expect to spend approximately $339 million in 1998 pursuant to commitments entered into with respect to bids previously awarded to HIPG and existing development construction activities by HIPG. This amount includes $230 million for the acquisition of four gas-fired generating plants which was completed on April 7, 1998. For additional information, see Note 10(b) to the Company's Form 10-Q.

         HIPG expects to finance its acquisitions and construction projects primarily by borrowings obtained by one or more subsidiaries of the Company.


                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS
                       OF THE COMPANY AND ITS SUBSIDIARIES

         For information on developments, factors and trends that may have an impact on the Company's future earnings, reference is made to Item 7 of the Company's Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Certain Factors Affecting Future Earnings of the Company and its Subsidiaries."

RATE PROCEEDINGS -- ELECTRIC OPERATIONS

         The Texas Utility Commission has jurisdiction (or, in some cases, appellate jurisdiction) over the electric rates of Electric Operations and, as such, monitors Electric Operations' earnings to ensure that Electric Operations is not earning in excess of a reasonable rate of return.

         For information regarding the Transition Plan, see Note 8 of the Interim Financial Statements.

ACCOUNTING TREATMENT OF ACES

         The Company accounts for its investment in TW Preferred under the cost method. As a result of the Company's issuance of the ACES, certain increases in the market value of Time Warner common stock (the security into which the TW Preferred is convertible) could result in an accounting loss to the Company, pending the conversion of the Company's TW Preferred into Time Warner common stock.

         For additional information regarding the accounting treatment of the TW Preferred, see Note 5 to the Company's Form 10-Q.

                         LIQUIDITY AND CAPITAL RESOURCES

         The Company and its subsidiaries generated $424 million in cash flow from operations in the first quarter of 1998. Overall, the Company's cash flow from operating activities for the first quarter 1998 exceeded its cash flow used in investing activities by $301 million. Investing activities were primarily due to capital expenditures of $70 million and $39 million at the electric operations and gas distribution segments, respectively.

COMPANY CONSOLIDATED SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         Company. In January 1998, pollution control revenue refunding bonds aggregating $104.7 million with $29.7 million bearing an interest rate of 5.25% and $75 million bearing an interest rate of 5.15%, were issued on behalf of the Company by the MCND. The bonds will mature in 2029. Proceeds from the issuances were used in February 1998 to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $104.7 million.

         In February 1998, pollution control revenue bonds aggregating $290 million were issued on behalf of the Company by the BRA. The BRA bonds bear an interest rate of 5 1/8% and mature in May 2019 ($200 million) and November 2020 ($90 million). Proceeds from the issuances were used in May 1998 to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $290 million.

         At March 31, 1998, the Company, exclusive of subsidiaries, had a revolving credit facility of $200 million which supported $131 million of commercial paper having a weighted average interest rate of 5.92%. In addition, at March 31, 1998, the Company had shelf registration statements providing for the future issuance, subject to market and other conditions, of $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities.

         NorAm. In February 1998, NorAm issued $300 million principal amount of 6.5% debentures due February 1, 2008. The proceeds from the sale of the debentures were used to repay short-term indebtedness of NorAm, including the indebtedness incurred in connection with the purchase of $101.4 million aggregate principal amount of its 10% debentures and the repayment of $53 million aggregate principal amount of NorAm debt that matured in December 1997 and January 1998.

         In the first quarter of 1998, NorAm repaid at maturity $1 million of its 9.3% medium-term notes and satisfied the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due March 2012 using debentures purchased in 1996 and 1997.

         In March 1998, NorAm replaced its $400 million revolving credit facility with a five-year $350 million revolving credit facility. Borrowings under the NorAm Credit Facility are unsecured. There were no loans outstanding under the NorAm Credit Facility at March 31, 1998. The NorAm Credit Facility is expected to be used to support NorAm's issuance of up to $350 million of commercial paper. At March 31, 1998, NorAm also had a trade receivables facility of $300 million under which receivables of $300 million had been sold and a shelf registration statement providing for the future issuance of debt securities of up to $200 million aggregate principal amount.

         Financing Subsidiaries. At March 31, 1998, Houston Industries FinanceCo LP's (FinanceCo) $1.6 billion revolving credit facility supported $1.2 billion in commercial paper borrowings having a weighted average interest rate of 5.85%. Proceeds from the initial issuances of commercial paper by FinanceCo in 1997 were used to fund the cash portion of the consideration paid to stockholders of the Former NorAm Energy Corp. For additional information regarding the FinanceCo Facility, see Note 8(c) to the Company's Form 10-K.

         In March 1998, FinanceCo II, a limited partnership subsidiary of the Company, entered into the FinanceCo II Facility, a six-month $150 million credit facility. At March 31, 1998, borrowings from the FinanceCo II Facility totaled $150 million. Proceeds from borrowings under the FinanceCo II Facility were used to fund a portion of HIPG's April 1998 purchase of four electric generation plants. For additional information regarding the FinanceCo II Facility, see Note 7(b) to the Interim Financial Statements.

         General. The Company has established a "money fund" through which its subsidiaries can borrow or invest on a short-term basis. The funding requirements of individual subsidiaries are aggregated ,and borrowing or investing is based on the net cash position. At March 31, 1998, NorAm had invested $110 million in the money fund at 6.375%. The money fund's net funding requirements are met with commercial paper. At March 31, 1998, temporary external investments aggregated $54 million and had a rate of 6%.

         The Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, to achieve its objectives, the Company may, when necessary, supplement its available cash resources by seeking funds in the equity or debt markets.

                              NEW ACCOUNTING ISSUES

         The FASB issued SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is required to be implemented for financial statements issued for fiscal periods beginning after December 15, 1997. For further discussion, see Note 3 to the Interim Financial Statements.

         The FASB recently issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132) effective for financial statements issued for fiscal periods beginning after December 15, 1997. SFAS No. 131 requires that companies report financial and descriptive information about reportable operating segments in financial statements. Segments are to be defined based upon the way in which management reviews its operations in order to assess performance and allocate its resources. SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company and NorAm will adopt SFAS No. 131 and SFAS No. 132 for the 1998 fiscal year.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF THE
         COMPANY

         The Company and its subsidiaries have financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices and energy commodity prices see Item 7A of the Company's Form 10-K.

         In the first quarter of 1998, the Company recorded an additional $123 million unrealized loss (net of tax) related to the ACES. For further discussion of this loss see Note 5 to the Company's Form 10-Q. The Company believes that this additional unrealized loss for the ACES is more than economically hedged by the unrecorded unrealized gain relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. An increase of 15% in the price of the Time Warner common stock above its March 31, 1998 market value of $72.00 per share would result in the recognition of an additional unrealized accounting loss (net of tax) of approximately $133 million.

         The Company's risk associated with interest rates, equity market prices (other than those related to ACES) and energy commodity prices have not materially changed from the market risks faced by the Company at December 31, 1997.

ITEM 1.   FINANCIAL STATEMENTS.

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                      CURRENT         FORMER
                                                                       NORAM           NORAM
                                                                    ------------    ------------
                                                                    THREE MONTHS    THREE MONTHS
                                                                       ENDED           ENDED
                                                                      MARCH 31,       MARCH 31,
                                                                        1998            1997
                                                                    ------------     -----------
Revenues: .....................................................     $ 1,759,931      $ 1,924,182
                                                                    -----------      -----------

Expenses:
  Natural gas and purchased power, net ........................       1,388,349        1,579,178
  Operation and maintenance ...................................         151,609          127,640
  Depreciation and amortization ...............................          44,730           35,988
  Taxes other than income taxes ...............................          33,672           36,155
                                                                    -----------      -----------
                                                                      1,618,360        1,778,961
                                                                    -----------      -----------

Operating Income ..............................................         141,571          145,221

Other Income (Expense):
  Interest expense, net .......................................         (26,900)         (35,472)
  Distributions on trust securities ...........................            (268)          (2,705)
  Other - net .................................................           2,556            6,309
                                                                    -----------      -----------
                                                                        (24,612)         (31,868)
                                                                    -----------      -----------

Income Before Income Taxes ....................................         116,959          113,353

Income Taxes ..................................................          56,353           44,943
                                                                    -----------      -----------

Income Before Extraordinary Item ..............................          60,606           68,410

Extraordinary gain on early retirement of debt, less taxes ....                              237
                                                                    -----------      -----------

Net Income ....................................................     $    60,606      $    68,647
                                                                    ===========      ===========



             See Notes To NorAm's Consolidated Financial Statements.

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                 MARCH 31,     DECEMBER 31,
                                                                   1998           1997
                                                                ----------     ------------
Property, Plant and Equipment
  Natural gas distribution .................................     $1,351,870     $1,326,442
  Interstate pipeline ......................................      1,259,530      1,258,087
  Energy marketing .........................................        167,573        162,519
  Other ....................................................         13,367         14,972
                                                                 ----------     ----------
          Total ............................................      2,792,340      2,762,020
  Less accumulated depreciation and amortization ...........         85,852         59,531
                                                                 ----------     ----------
  Property, plant and equipment-- net ......................      2,706,488      2,702,489
                                                                 ----------     ----------

Current Assets
  Cash and cash equivalents ................................         51,665         35,682
  Accounts and notes receivable, principally customer ......        774,140        969,248
  Accounts receivable - affiliated companies ...............        116,809         10,161
  Gas in underground storage ...............................         31,423         63,702
  Materials and supplies ...................................         31,271         29,611
  Gas purchased in advance of delivery .....................          6,200          6,200
  Other current assets .....................................          8,001         24,386
                                                                 ----------     ----------
          Total current assets .............................      1,019,509      1,138,990
                                                                 ----------     ----------

Other Assets
  Goodwill, net ............................................      2,013,907      2,026,395
  Prepaid pension asset ....................................         91,478         92,064
  Investment in marketable equity securities ...............         29,206         27,046
  Regulatory asset for environmental costs .................         21,248         21,745
  Gas purchased in advance of delivery .....................         22,765         29,048
  Deferred debits, net .....................................         71,479         93,010
                                                                 ----------     ----------
          Total other assets ...............................      2,250,083      2,289,308
                                                                 ----------     ----------

Total Assets ...............................................     $5,976,080     $6,130,787
                                                                 ==========     ==========


             See Notes to NorAm's Consolidated Financial Statements

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1998             1997
                                                                            -----------      -----------
Stockholder's Equity:
  Common stock ........................................................     $         1      $         1
  Paid-in capital .....................................................       2,463,831        2,463,831
  Retained earnings ...................................................          81,453           20,847
  Unrealized loss on marketable equity securities, net of tax .........          (4,255)          (5,634)
                                                                            -----------      -----------
          Total .......................................................       2,541,030        2,479,045
                                                                            -----------      -----------

NorAm-Obligated Mandatorily Redeemable Convertible Trust Preferred
  Securities of Subsidiary Trust Holding Solely
  Subordinated Debentures of NorAm, net ...............................          15,021           21,290

Long-Term Debt, less Current Maturities ...............................       1,211,440          916,703

Current Liabilities:
  Current maturities of long-term debt ................................         230,590          232,145
  Notes payable to banks ..............................................                          390,000
  Notes payable to parent .............................................                           22,100
  Receivables facility ................................................         300,000          300,000
  Accounts payable, principally trade .................................         532,617          668,269
  Accounts payable - affiliated companies .............................           2,578
  Income taxes payable ................................................          47,505
  Interest payable ....................................................          20,402           27,273
  General taxes .......................................................          41,936           41,315
  Customer deposits ...................................................          36,985           36,626
  Other current liabilities ...........................................         117,702          133,278
                                                                            -----------      -----------
          Total current liabilities ...................................       1,330,315        1,851,006
                                                                            -----------      -----------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes ...................................         503,084          488,299
  Estimated environmental remediation costs ...........................          21,248           21,745
  Payable under capacity lease agreement ..............................          41,000           41,000
  Benefit liabilities .................................................         173,623          182,687
  Estimated obligations under indemnification provisions of sale
     agreements .......................................................           9,919           11,391
  Other ...............................................................         129,400          117,621
                                                                            -----------      -----------
          Total .......................................................         878,274          862,743
                                                                            -----------      -----------

Commitments and Contingencies

Total Liabilities and Stockholder's Equity ............................     $ 5,976,080      $ 6,130,787
                                                                            ===========      ===========

             See Notes to NorAm's Consolidated Financial Statements

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                   CURRENT          FORMER
                                                                                    NORAM           NORAM
                                                                                 ------------    ------------
                                                                                 THREE MONTHS    THREE MONTHS
                                                                                    ENDED           ENDED
                                                                                   MARCH 31,       MARCH 31,
                                                                                    1998            1997
                                                                                 ------------    ------------
Cash Flows from Operating Activities:
  Net income ...............................................................     $  60,606      $  68,647
  Adjustments to reconcile net income to net cash provided by (used in)
  operating activities:
     Depreciation and amortization .........................................        44,730         35,988
     Deferred income taxes .................................................        14,785          7,360
     Extraordinary (gain), less taxes ......................................                         (237)
     Changes in other assets and liabilities, net of the effects of the acquisition:
       Accounts and notes receivable-net ...................................       198,560        179,133
       Accounts receivable - affiliated companies ..........................      (110,100)
       Inventories .........................................................        29,930         45,500
       Other current assets ................................................        16,238          6,529
       Accounts payable ....................................................      (133,074)      (249,848)
       Interest and taxes accrued ..........................................        41,255         30,776
       Other current liabilities ...........................................       (15,216)       (37,204)
       Other - net .........................................................        29,724         10,956
                                                                                 ---------      ---------
          Net cash provided by operating activities ........................       177,438         97,600
                                                                                 ---------      ---------

Cash Flows from Investing Activities:
  Capital expenditures .....................................................       (38,639)       (26,700)
  Other - net ..............................................................         2,371          4,987
                                                                                 ---------      ---------
          Net cash used in investing activities ............................       (36,268)       (21,713)
                                                                                 ---------      ---------

Cash Flows from Financing Activities:
   Retirements and reacquisitions of long-term debt ........................        (1,000)        (5,515)
   Proceeds from sale of debentures ........................................       300,000
   Decrease in notes payable ...............................................      (417,027)       (28,000)
   Decrease in receivables facility ........................................                      (10,000)
   Common and preferred stock dividends ....................................                       (9,631)
   Conversion of convertible securities ....................................        (3,255)
   Other-net ...............................................................        (3,905)       (16,123)
                                                                                 ---------      ---------
         Net cash used in financing activities .............................      (125,187)       (69,269)
                                                                                 ---------      ---------

Net Increase In Cash And Cash Equivalents ..................................        15,983          6,618
Cash and Cash Equivalents at Beginning of the Period .......................        35,682         27,981
                                                                                 ---------      ---------
Cash and Cash Equivalents at End of the Period .............................     $  51,665      $  34,599
                                                                                 =========      =========

Supplemental Disclosure of Cash Flow Information:
  Interest (net of amounts capitalized) ....................................     $  39,194      $  36,120
  Income taxes, net ........................................................       (13,792)         3,770



          See Notes To NorAm's Consolidated Financial Statements

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                                    UNREALIZED
                                         COMMON STOCK(1)                             RETAINED       INVESTMENT
                                    --------------------------      PAID-IN          EARNINGS       GAIN (LOSS)
                                      SHARES          AMOUNT        CAPITAL          (DEFICIT)      NET OF TAX        TOTAL
                                    ------------    ----------     -----------       ----------     -----------     ----------
FORMER NORAM:
Balance at January 1, 1997.......    137,908,173    $   86,193     $ 1,001,053       $ (286,703)    $         5     $  800,548
Net income.......................                                                        68,647                         68,647
Cash dividends:
Common stock -- $0.07
    per share....................                                                        (9,631)                        (9,631)
Change in Market Value of
  Marketable Equity
  Securities, net of tax.........                                                                         1,199          1,199
Other Issuances..................        321,152           200           3,757                                           3,957
                                     -----------    ----------     -----------       ----------      ----------     -----------
Balance at March 31, 1997........    138,229,325        86,393       1,004,810         (227,687)          1,204        864,720
                                     -----------    ----------     -----------       ----------      ----------     ----------
Net Income.......................                                                       (22,535)                       (22,535)
Cash Dividends:
  Common Stock -- $0.07
    per share....................                                                        (9,650)                        (9,650)
Change in Market Value of
  Marketable Equity
  Securities, Net of Tax.........                                                                         4,675          4,675
Conversion of
  NorAm-Obligated
  Mandatorily Redeemable
  Convertible Trust Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debentures
  of Noram to Common
  Stock..........................     11,428,262         7,143         131,425                                         138,568
Other Issuances..................         26,375            16           2,039                                           2,055
                                     -----------    ----------     -----------       ----------      ----------     ----------
  Balance at July 31, 1997.......    149,683,962        93,552       1,138,274         (259,872)          5,879        977,833
                                     -----------    ----------     -----------       ----------      ----------     ----------
CURRENT NORAM (POST
MERGER):
Adjustments due to Merger:
  Eliminate Former NorAm
    Balances.....................   (149,683,962)      (93,552)     (1,138,274)         259,872          (5,879)      (977,833)
Capital Contribution from
  Parent.........................          1,000             1       2,463,831                                       2,463,832
Net Income.......................                                                        20,847                         20,847
Change in Market Value of
  Marketable Equity
  Securities, Net of Tax.........                                                                        (5,634)        (5,634)
                                     -----------    ----------     -----------       ----------      ----------     ----------
Balance at December 31, 1997.....          1,000    $        1     $ 2,463,831       $   20,847      $   (5,634)    $2,479,045
                                     -----------    ----------     -----------       ----------      ----------     ----------


                            (continued on next page)

                       NORAM ENERGY CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    UNREALIZED
                                     COMMON STOCK(1)                 RETAINED       INVESTMENT
                                     ---------------     PAID-IN     EARNINGS       GAIN(LOSS)
                                     SHARES   AMOUNT     CAPITAL     (DEFICIT)       NET OF TAX       TOTAL
                                     ------   ------    ---------    ---------      ------------  -------------
Net Income.......................                                       60,606                          60,606
Change in Market
  Value of Marketable Equity
     Securities, net of tax.....                                                       1,379             1,379
Balance at March 31,
  1998..........................      1,000    $  1     $2,463,831   $  81,453     $  (4,255)     $  2,541,030
                                      ======   ====     ==========   =========     =========      ============


-------------

(1) $.625 par, authorized 250,000,000 shares. On the Acquisition Date, NorAm's pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Houston Industries).


             See Notes to NorAm's Consolidated Financial Statements.

                    NORAM ENERGY CORPORATION AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

         On August 6, 1997 (Acquisition Date), Houston Industries Incorporated (Former HI) merged with and into Houston Lighting & Power Company, which was renamed "Houston Industries Incorporated" (Houston Industries), and NorAm Energy Corp. (Former NorAm) merged with and into a subsidiary of Houston Industries, HI Merger, Inc., which was renamed "NorAm Energy Corp." (NorAm). Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former NorAm was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of Houston Industries. For more information regarding the Merger, see Note 2 below.

         The interim financial statements and notes (NorAm's Interim Financial Statements) in this Form 10-Q (NorAm's Form 10-Q) include the accounts of NorAm and its wholly owned subsidiaries. NorAm's Interim Financial Statements are unaudited, omit certain information included in financial statements prepared in accordance with generally accepted accounting principles and should be read in combination with the joint Annual Report on Form 10-K (NorAm's Form 10-K) for the year ended December 31, 1997 (File No. 1-13265) and Houston Industries Annual Report on Form 10-K (Houston Industries Form 10-K) for the year ended December 31, 1997 (File No. 1-3187). For additional information regarding the presentation of interim period results, see Note 6 below.

         The following notes to the financial statements in NorAm's Form 10-K relate to material contingencies. These notes, as updated by the notes contained in the NorAm Form 10-Q, are incorporated herein by reference and include the following:

         NorAm: Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments (Risk Management)) and Note 8 (Commitments and Contingencies).

(2)  ACQUISITION OF NORAM

         The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of Houston Industries common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion paid for Former NorAm's common stock and common stock equivalents and $1.6 billion of Former NorAm's debt ($1.3 billion of which was long-term debt).

         The Merger was recorded under the purchase method of accounting with assets and liabilities of NorAm reflected at their estimated fair values as of the Acquisition Date, resulting in a "new basis" of accounting. In NorAm's Interim Financial Statements, periods which reflect the new basis of accounting are labeled as "Current NorAm" and periods which do not reflect the new basis of accounting are labeled as "Former NorAm."

         NorAm's Consolidated Balance Sheets for periods after the Acquisition Date reflect adjustments associated with Houston Industries' assignment of the purchase price, principally consisting of (1) the revaluation of certain property, plant and equipment and long-term debt to their estimated fair market value, (2) the recognition of certain pension and postretirement benefit obligations previously being recognized through amortization, (3) the recognition of goodwill as described above, (4) the elimination of NorAm's historical goodwill, (5) the elimination of NorAm's historical stockholders' equity balances and accumulated depreciation and amortization as of the Acquisition Date and (6) the recognition of the associated deferred income tax effects. In addition, NorAm's pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Houston Industries), rendering presentation of per share data no longer meaningful. Houston Industries' debt to fund the cash portion of the purchase consideration has not been allocated or "pushed down" to NorAm and is not reflected on NorAm's Interim Financial Statements.

         NorAm's Statements of Consolidated Income for periods after the Acquisition Date are principally affected by (1) the amortization (over 40 years) of the newly-recognized goodwill, partially offset by the elimination of the amortization of NorAm's historical goodwill, (2) the amortization (to interest expense) of the revaluation of long-term debt, (3) the removal of the amortization (to operating expense) previously associated with the pension and postretirement obligations as described above and (4) the deferred income tax expense associated with these adjustments. Interest expense on Houston Industries' debt which was used to fund the cash portion of the acquisition has not been allocated or "pushed down" to NorAm and is not reflected on NorAm's Interim Financial Statements. For these reasons, among others, certain financial information for periods before and after the Acquisition Date is not comparable.

         Assuming the Merger occurred on January 1, 1997, NorAm's unaudited pro forma net income for the first quarter of 1997 is $63.1 million. Pro forma results are based on assumptions deemed appropriate by NorAm's management, have been prepared for informational purposes only and are not necessarily indicative of the results which would have resulted had the Merger actually taken place on the date indicated.

(3)  COMPREHENSIVE INCOME

         Effective January 1, 1998, NorAm adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS No.
130). SFAS No. 130 requires that all items that meet the definition of a component of comprehensive income (as defined below) be reported in a financial statement for the fiscal period in which they are recognized and the total amount of comprehensive income be prominently displayed in that same financial statement. Comprehensive income is defined to include not only net income but also the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. NorAm's total comprehensive income which includes unrealized gain on marketable equity securities for the quarters ended March 31, 1998 and 1997 is $62 million and $70 million, respectively. Adoption of SFAS No.130 has no impact on NorAm's net income or stockholders' equity.

(4) DEPRECIATION

         NorAm calculates depreciation using the straight-line method. NorAm's depreciation expense for the first quarter of 1998 was $34 million.

(5)  LONG-TERM DEBT AND SHORT-TERM FINANCINGS

         In March 1998, NorAm replaced its $400 million revolving credit facility with a five-year $350 million revolving credit facility (NorAm Credit Facility). Borrowings under the NorAm Credit Facility are unsecured and bear interest at a rate based upon either the London interbank offered rate (LIBOR) plus a margin, a base rate or a rate determined through a bidding process. The NorAm Credit Facility is expected to be used to support NorAm's issuance of up to $350 million of commercial paper. There were no loans outstanding under the NorAm Credit Facility at March 31, 1998.

         In February 1998, NorAm issued $300 million principal amount of its 6 1/2% Debentures due February 1, 2008 (6 1/2% Debentures). The 6 1/2% Debentures are not redeemable prior to maturity and are not subject to any sinking fund requirements. The proceeds from the sale of the 6 1/2% Debentures were used to repay short-term indebtedness of NorAm, including the indebtedness incurred in connection with the 1997 purchase of $101 million aggregate principal amount of its 10% Debentures and the repayment of $53 million aggregate principal amount of NorAm debt that matured in December 1997 and January 1998.

         In the first quarter of 1998, NorAm repaid at maturity $1 million of its 9.30% medium-term notes and satisfied the $6.5 million sinking fund requirement for its 6% Debentures due 2012 using debentures purchased in 1996 and 1997.

(6) NORAM OBLIGATED MANDATORILY REDEEMABLE TRUST SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES OF NORAM.

         For information regarding $177.8 million of convertible preferred securities issued by a statutory business trust formed by Former NorAm, of which $11.6 million were outstanding at March 31, 1998, see Note 5 to NorAm's Form 10-K. The sole asset of the trust consists of junior subordinated debentures of NorAm having interest rates and maturity dates corresponding to the preferred securities, and the principal amount corresponding to the common and preferred securities issued by the trust.

(7)  INTERIM PERIOD RESULTS: RECLASSIFICATIONS

         NorAm's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) the Merger, (ii) seasonal temperature variations in energy consumption and (iii) the timing of maintenance and other expenditures. In addition, certain amounts from the prior year have been reclassified to conform to NorAm's presentation of financial statements in the current year. Such reclassifications do not affect earnings.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF NORAM ENERGY CORP. AND CONSOLIDATED SUBSIDIARIES.


         NorAm meets the conditions specified in General Instruction H to Form 10-Q and is thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, NorAm has omitted from this Form 10-Q the information called for by Item 3 of Part I and the following Part II items of Form 10-Q: Item 2 (changes in securities and use of proceeds), Item 3 (defaults upon senior securities), and Item 4 (submission of matters to a vote of security holders). In lieu of the information called for by Item 2 (management's discussion and analysis of financial condition and results of operations) of Form 10-Q, NorAm has included the following Management's Narrative Analysis of the Results of Operations of NorAm Energy Corp. and Consolidated Subsidiaries to explain material changes in the amount of revenue and expense items of NorAm between the first quarter of 1998 and the first quarter of 1997. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of NorAm's Form 10-K, NorAm's consolidated financial statements and notes contained in Item 8 of NorAm's Form 10-K and NorAm's Interim Financial Statements contained in this Form 10-Q.

         Statements contained in this Form 10-Q that are not historical facts are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based on management's beliefs as well as assumptions made by and information currently available to management. Because such statements are based on expectations as to future economic performance and are not statements of fact, actual results may differ materially from those projected. Important factors that could cause future results to differ include (i) the effects of competition in the natural gas industry, (ii) legislative and regulatory changes, (iii) fluctuations in the weather, (iv) fluctuations in energy commodity prices, (v) environmental liabilities, (vi) changes in the economy and (vii) other factors discussed in this and other filings by NorAm with the Securities and Exchange Commission. When used in NorAm's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements. The section of Management's Narrative Analysis of the Results of Operations of NorAm Energy Corp. and Consolidated Subsidiaries captioned "Results of Operations By Business Unit" contains or incorporates by reference forward-looking statements.


                               NORAM ENERGY CORP.

         NorAm conducts operations primarily in the natural gas industry, including gathering, transmission, marketing, storage and distribution. Collectively, these operations accounted for in excess of 90% of NorAm's total revenues, income or loss and identifiable assets in the first quarter of 1998. Accordingly, NorAm is not required to report on a "segment" basis, although NorAm is organized into, and the following business description focuses on, the operating units described below. NorAm also makes sales of electricity, non-energy sales and provides certain non-energy services, primarily to retail gas distribution customers. In recognition of the manner in which NorAm manages its portfolio of businesses, NorAm has segregated its results of operations into: Natural Gas Distribution, Interstate Pipeline, Energy Marketing and Corporate.

         On August 6, 1997 (Acquisition Date), NorAm became a wholly owned subsidiary of Houston Industries Incorporated (Houston Industries) in a transaction involving the merger (Merger) of NorAm Energy Corp. (Former NorAm) with and into a subsidiary of Houston Industries. For additional information regarding Houston Industries' acquisition of NorAm, see Note 2 to NorAm's Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

         Seasonality and Other Factors. NorAm's results of operations are seasonal due to seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. NorAm's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by NorAm and its subsidiaries, competition in NorAm's various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect NorAm's future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Certain Factors affecting Future Earnings of the Company and its Subsidiaries" in the Company's Form 10-K.

         Accounting Impact of the Merger. The Merger created a new basis of accounting for NorAm, resulting in new carrying values for certain of NorAm's assets, liabilities and equity commencing upon the Acquisition Date. NorAm's Statements of Consolidated Income for periods after the Acquisition Date are principally affected by (1) the amortization (over 40 years) of the newly-recognized goodwill, partially offset by the elimination of the amortization of NorAm's historical goodwill, (2) the amortization (to interest expense) of the revaluation of long-term debt, (3) the removal of the amortization (to operating expense) previously associated with the pension and post-retirement obligations and (4) the deferred income tax expense associated with these adjustments. Interest expense on Houston Industries' debt which was used to fund the cash portion of the acquisition has not been allocated or "pushed down" to NorAm and is not reflected on NorAm's Interim Financial Statements. For these reasons, among others, certain financial information for periods before and after the Acquisition Date is not comparable.

         Because results of operations and other financial information for periods before and after the Acquisition Date are not comparable, NorAm is presenting certain financial data on an actual basis and on a pro forma basis as if the Merger had taken place at the beginning of the period presented. These results do not necessarily reflect the results which would have been obtained if the Merger had actually occurred on the dates indicated or the results that may be expected in the future.

         The following table sets forth selected financial and operating data on an actual basis for the quarters ended March 31, 1998 and 1997 and on a pro forma basis for the quarter ended March 31, 1997, followed by a discussion of significant variances in period-to-period results:

SELECTED FINANCIAL RESULTS:

                                                     ACTUAL
                                             QUARTER ENDED MARCH 31,                   QUARTER ENDED MARCH 31,
                                          -----------------------------      -------------------------------------------
                                              1998             1997            1998               1997           PERCENT
                                             (ACTUAL)         (ACTUAL)        (ACTUAL)        (PRO FORMA)(1)     CHANGE
                                          -------------     -----------      -----------      --------------     ------
                                                                    (THOUSANDS OF DOLLARS)
Operating Revenues:
  Natural Gas Distribution............    $    716,896      $   881,251      $   716,896       $  881,251        (19%)
  Interstate Pipeline ................          70,981           84,284           70,981           84,284        (16%)
  Energy Marketing ...................       1,045,619        1,045,466        1,045,619        1,045,466
  Corporate and Other ................          21,116           16,759           21,116           16,759         26%
  Elimination of Intersegment
     Revenues (2) ....................         (94,681)        (103,578)         (94,681)        (103,578)        (9%)
                                           -----------      -----------      -----------       ----------
                                           $ 1,759,931      $ 1,924,182      $ 1,759,931       $1,924,182         (9%)
                                           ===========      ===========      ===========       ==========
Operating Income (Loss):
  Natural Gas Distribution ...........         101,604          112,652          101,604          106,751         (5%)
  Interstate Pipelines ...............          32,073           38,851           32,073           34,915         (8%)
  Energy Marketing ...................           9,581              682            9,581           (1,042)
  Corporate and Other ................          (1,687)          (6,964)          (1,687)          (4,012)       (58%)
                                           -----------      -----------      -----------       ----------
Consolidated .........................         141,571          145,221          141,571          136,612          4%

Interest Expense, Net ................          26,900           35,472           26,900           30,564        (12%)
Distributions on Subsidiary Trust
  Securities .........................             268            2,705              268              514        (48%)
Other (Income) and Deductions ........          (2,556)          (6,309)          (2,556)          (6,309)       (59%)
Income Tax Expense ...................          56,353           44,943           56,353           48,712         16%
                                           -----------      -----------      -----------       ----------
  Net Income..........................     $    60,606      $    68,410      $    60,606       $   63,131         (4%)
                                           ===========      ===========      ===========       ==========


----------

(1) Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1, 1997. Adjustments for goodwill have been allocated to the respective business units.

(2) Elimination of operating revenues derived from sales to affiliated business units.

         First Quarter of 1998 Compared to First Quarter of 1997 (Pro Forma). Noram's operating income increased $5 million in the first quarter of 1998 compared to pro forma operating income for the first quarter of 1997. This increase is primarily attributed to hedging losses and losses from the sale of gas in the first quarter of 1997, partially offset by increased operating expenses in 1998 as discussed below. After adjusting for these prior losses, operating income in the first quarter of 1998 decreased by approximately $12 million compared to the same period of 1997 as explained below.

         Operating revenues decreased $164 million in the first quarter of 1998 compared to pro forma operating revenues for the first quarter of 1997. Operating expenses for the first quarter of 1998 were $1,618 million compared to pro forma operating expenses of $1,788 million for the same period of 1997 resulting in a decrease of $170 million. This decrease in operating income (adjusted, as explained above) is principally the result of (i) a weather-related decline in sales volumes of approximately $10 million on an operating income basis from natural gas distribution, (ii) increased administrative and general expense of approximately $3 million associated with increased staffing and marketing in connection with increasing the scope of energy marketing activities and (iii) non-recurring transportation revenues recognized in the first quarter of 1997 of $7 million. These factors were partially offset by decreases in depreciation and amortization expenses due to a $4.8 Million rate settlement recorded in the first quarter of 1998 by Interstate Pipeline and lower natural gas costs at Arkla of $4 million attributable to the purchase gas adjustments recorded in the first quarter of 1998 as discussed below. For a more detailed comparative discussion regarding pro forma operating revenue and expense items, see "Results of Operations by Business Unit" below.

     First Quarter of 1998 Compared to First Quarter of 1997 (Actual). Noram had actual operating revenues of $1.8 Billion in the first quarter of 1998 compared to $1.9 Million in the first quarter of 1997. Actual operating expenses for the first quarter of 1998 were $1.6 Billion compared to operating expenses of $1.8 Billion in the first quarter of 1997. Noram's operating income decreased $4 million in the first quarter of 1998 compared to operating income for the first quarter of 1997. Noram's operating income for the first quarter of 1998 includes expenses associated with purchase accounting of approximately $9 million. Adjusting for these purchase accounting expenses, the change in operating income was caused by the same factors referenced in the discussion of pro forma operating income.

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

         The following table provides summary data regarding the results of operations of Natural Gas Distribution, including operating statistics, for the quarters ended March 31, 1998 and 1997 on an actual basis for the first quarter of 1998 and on a pro forma basis for the first quarter of 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).

                                             Quarter Ended MARCH 31,    PERCENT
                                               1998         1997        CHANGE
                                             --------   ------------    -------
                                             (ACTUAL)   (PRO FORMA)
                                                       (in millions)
Operating Revenues .......................     $717      $881             (19%)
Operating Expenses:
     Natural Gas .........................      458       616             (26%)
     Operation and Maintenance ...........       98        97               1%
     Depreciation and Amortization .......       32        30               7%
     Other Operating Expenses ............       27        31             (10%)
                                               ----      ----
         Total Operating Expenses ........      615       774             (20%)
                                               ----      ----
Operating Income .........................     $102      $107              (5%)
                                               ====      ====

Throughput Data (in Bcf):
     Residential and Commercial Sales ....      126       137              (8%)
     Industrial Sales ....................       15        15
     Transportation ......................       13        12               8%
                                               ----      ----
        Total Throughput .................      154       164              (6%)
                                               ====      ====


         Natural Gas Distribution operating income decreased $5 million in the first quarter of 1998 compared to pro forma operating income in the first quarter of 1997 due primarily to weather-related factors. This decrease in operating income is partially offset by the favorable impact of Arkla's charges associated with the applicable state regulatory commission's methodology of calculating the price of gas charged to customers (the purchased gas adjustment) in the first quarter of 1998 as compared to the first quarter of 1997.

         Natural Gas Distribution operating revenue decreased $164 million for the first quarter of 1998 compared to pro forma operating revenue for the corresponding period of 1997 due principally to the warmer weather, which resulted in lower customer usage at Entex and Minnegasco, and a decrease in gas prices.

         Operating expenses decreased $159 million in the first quarter of 1998 compared to pro forma operating expenses in the same period of 1997 due to the same factors that affected operating revenues as discussed above.

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

         The following table provides summary data regarding the results of operations of Interstate Pipeline, including operating statistics, on an actual basis for the first quarter of 1998 and on a pro forma basis for the first quarter of 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).

                                            QUARTER ENDED MARCH 31,
                                            -----------------------   PERCENT
                                              1998          1997       CHANGE
                                            --------    -----------   --------
                                            (ACTUAL)   (PRO FORMA)
                                                (in millions)
Operating Revenues .....................     $  71      $  84        (15%)
Operating Expenses:
     Natural Gas .......................         8         11        (27%)
     Operation and Maintenance .........        17         22        (23%)
     Depreciation and Amortization .....         9         13        (31%)
     Other Operating Expenses ..........         5          3         67%
                                             -----      -----
          Total Operating Expenses .....        39         49        (20%)
                                             -----      -----
Operating Income .......................     $  32      $  35         (8%)
                                             =====      =====

Throughput Data (in million MMBtu):
   Natural Gas Sales ...................         4          5        (20%)
   Transportation ......................       237        250         (5%)
        Elimination (1) ................        (4)        (4)          --
                                             -----      -----
Total Throughput .......................       237        251         (5%)
                                             =====      =====

----------

(1) Elimination refers to volumes of natural gas both transported and sold by Interstate Pipeline and, therefore, excluded from total throughput.

         Interstate Pipeline operating income decreased $3 million in the first quarter of 1998 compared to pro forma operating income in the first quarter of 1997 due primarily to non-recurring items occurring in the first quarter of 1997 and milder weather in the first quarter of 1998. These factors were partially offset by lower operating expenses in the first quarter of 1998.

         Operating revenues for Interstate Pipeline decreased by $13 million for the first quarter of 1998 compared to pro forma operating revenues for the same period in 1997. The decrease in revenues is primarily due to $7 million of non-recurring transportation revenues recognized in the first quarter of 1997 upon completion of settlement negotiations with Arkla related to service provided in several of their operating jurisdictions. In addition, the decrease in revenues is also attributable to a reduction in natural gas volumes and decreased gas prices.

         Operation and maintenance expenses decreased $5 million in the first quarter of 1998 compared to pro forma operation and maintenance expenses for the same period of 1997 primarily due to decreased maintenance due to milder weather and lower costs resulting from cost control initiatives.

         Depreciation and amortization expenses decreased $4 million in the first quarter of 1998 in comparison to pro forma depreciation and amortization expenses for the same period of 1997 due to a $4.8 million rate settlement recorded in the first quarter of 1998. The rate settlement, effective January 1998, provided for a reduction of MRT's depreciation rates retroactive to July 1996.

ENERGY MARKETING

         NorAm's energy marketing and gathering business (Energy Marketing) includes the operations of NorAm's wholesale and retail energy marketing businesses and natural gas gathering activities (conducted, respectively, by NorAm Energy Services, Inc. (NES), NorAm Energy Management, Inc. and NorAm Field Services Corp., three wholly owned subsidiaries of NorAm).

         The following table provides summary data regarding the unaudited pro forma results of operations of Energy Marketing, including operating statistics, on an actual basis for the first quarter of 1998 and on a pro forma basis for the first quarter of 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).


                                                        QUARTER ENDED MARCH 31,      PERCENT
                                                          1998       1997            CHANGE
                                                        -------    -----------       -------
                                                        (ACTUAL)   (PRO FORMA)
                                                             (in millions )
Operating Revenues ................................     $ 1,046     $ 1,045             --
Operating Expenses:
     Natural Gas and Purchased Power, net .........       1,009       1,023              (1%)
     Operation and Maintenance ....................          22          19              16%
     Depreciation and Amortization ................           3           3             --
     Other Operating Expenses .....................           2           1             --
                                                        -------     -------
          Total Operating Expenses ................       1,036       1,046              (1%)
                                                        -------     -------
Operating Income (loss) ...........................     $    10     $    (1)
                                                        =======     =======

Operations Data:
 Natural Gas (in Bcf):
       Sales ......................................         337         320               5%
       Transportation .............................           7           7             --
       Gathering ..................................          58          60              (3%)
                                                        -------     -------
            Total .................................         402         387               4%
                                                        -------     -------
Electricity:
       Wholesale Power Sales (in thousand MWH) ....      13,770       4,584             200%
                                                        =======     =======

         Energy Marketing operating income increased $11 million in the first quarter of 1998 in comparison to pro forma operating income for the same period in 1997. This increase is primarily attributed to hedging losses and losses from the sale of gas in 1997 partially offset by increased operating expenses in 1998 as discussed below. After adjusting for these prior losses, operating income decreased for the first quarter of 1998 by approximately $6 million compared to the same period in 1997, as explained below.

         Operating Revenues. Operating revenues for Energy Marketing remained substantially unchanged because: (i) increases in natural gas volumes at NES were more than offset by decreases in the price of natural gas and (ii) substantial increases in wholesale power volumes (200%) offset gas sales declines at NES.

         Operating Expenses. Operation and maintenance expenses increased $3 million when compared to pro forma operation expenses for the first quarter of 1997 largely due to increased staffing and marketing activities made in support of the increased sales and expanded marketing efforts at NES. Houston Industries believes that NES' energy marketing and risk management services have the potential of complementing Houston Industries' strategy of developing and/or acquiring unregulated generation assets in other markets. As a result, Houston Industries has made, and expects to continue to make, significant investments in developing NES' internal software, trading and personnel resources.

         Natural gas and purchased power expense decreased $14 million in the first quarter of 1998 when compared to the first quarter of 1997 primarily due to the nonrecurrence of 1997 losses related to: (i) hedging losses associated with anticipated first quarter 1997 sales under peaking contracts and (ii) losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million. Partially offsetting these losses were increased gas and electricity marketing activities. Excluding the 1997 hedging losses described above, natural gas and purchased power expenses increased $3 million, primarily attributable to approximately $2 million in losses on wholesale power sales.

         To minimize fluctuations in the price of natural gas and transportation, NorAm, primarily through NES, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing gas storage inventory and (iii) certain anticipated transactions, some of which carry off-balance sheet risk. NES also enters into natural gas derivatives for trading purposes and electricity derivatives for hedging and trading purposes. For a discussion about NorAm's accounting treatment of derivative instruments, see Note 2 to NorAm's Form 10-K and Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in Houston Industries' Form 10-K.

CORPORATE

         NorAm's corporate and other business (Corporate) includes the operations of NorAm's unregulated retail services business, international operations, certain real estate investments, corporate costs and elimination of transactions between affiliated business units.

         Corporate operating revenues increased $4 million and operating loss decreased $2 million in the first quarter of 1998 when compared to pro forma operating revenues and operating loss for the same period in 1997. The increased revenues and reduced operations loss were due to increased activities associated with NorAm's utility services and consumer services businesses and reduced corporate expenses.

NON-OPERATING INCOME AND EXPENSE

         The increase of $7.6 million in income tax expense in comparison to pro forma income tax expense for the first quarter of 1997 is primarily due to the impact of higher state tax expense and miscellaneous other non-deductible items.

         Reference is made to Note 5 of NorAm's Interim Financial Statements for a discussion of NorAm's short- and long-term debt.

                              NEW ACCOUNTING ISSUES

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- New Accounting Issues" in
Item 2 of Houston Industries' Form 10-Q, which has been jointly filed with the NorAm Form 10-Q, for a discussion of certain new accounting issues.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  For a description of legal proceedings affecting the Company and its subsidiaries, including NorAm, reference is made to
                  Item 3 of the Company's Form 10-K, Notes 3 and 5 to the Company's Form 10-K and Note 8 to NorAm's Form 10-K, which information is incorporated herein by reference. For information regarding a franchise fee lawsuit pending against the Company, see Note 12(h) to the financial statements in the Company's Form 10-K. In December 1997, a similar lawsuit (pending in the 239th District Court, Brazoria County, Texas) was filed against NorAm by the City of Pearland, Texas, and similarly situated cities in Entex's service areas.

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS.

                  On March 31, 1998, the Company sold 1,575 shares of its Series C Preference Stock, without par value, to Houston Industries FinanceCo II, LP, a limited partnership financing subsidiary of the Company, for $150,000,000. The transaction was exempt from registration under the Securities act of 1933, as amended, pursuant to Section 4(2) thereunder. For additional information regarding this transaction, see Note 6(d) to the Company's Form 10-Q.

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Houston Industries Incorporated:

         Exhibit 3       -  Statement of Resolution Establishing Series of Shares
                            designated Series C Preference Stock.

         Exhibit 27      -  Financial Data Schedule. (Houston Industries)

         Exhibit 99(a)   -  Notes 1(c), 1(n), 2, 3, 4, 5 and 12 to the Company's
                            Interim Financial Statements included on pages 64,
                            68, pages 69 through 77, and pages 92 through 94 of the Company's Form 10-K.

         NorAm Energy Corp.:

         Exhibit 27      -  Financial Data Schedule (NorAm Energy).

         Exhibit 99(a)   -  Notes 1(c), 2 and 8 to NorAm's Interim Financial
                            Statements included on pages 116, 117 and pages 118 through 121, and pages 132 through 135 of NorAm's
                            Form 10-K. (NorAm)

(b)      Reports on Form 8-K.

         Form 8-K of NorAm dated February 5, 1998.  (Items 5 and 7)

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              HOUSTON INDUSTRIES INCORPORATED
                                                       (Registrant)




                                               /s/ Mary P. Ricciardello
                                           -----------------------------------
                                                   Mary P. Ricciardello
                                              Vice President and Comptroller
                                              (Principal Accounting Officer)


Date:  May 14, 1998

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                   NORAM ENERGY CORP.
                                                     (Registrant)





                                               /s/ Mary P. Ricciardello
                                          -------------------------------------
                                                   Mary P. Ricciardello
                                              Vice President and Comptroller
                                              (Principal Accounting Officer)



Date:  May 14, 1998

(a)      Exhibits.

         Houston Industries Incorporated:

         Exhibit 3       -  Statement of Resolution Establishing Series of Shares
                            designated Series C Preference Stock.

         Exhibit 27      -  Financial Data Schedule (Houston Industries)

         Exhibit 99(a)   -  Notes 1(c), 1(n), 2, 3, 4, 5 and 12 to the Company's
                            Interim Financial Statements included on pages 64, 68, pages 69 through 77, and pages 92 through 94 of the Company's Form 10-K.

         NorAm Energy Corp.:

         Exhibit 27      -  Financial Data Schedule. (NorAm Energy)

         Exhibit 99(a)   -  Notes 1(c), 2 and 8 to NorAm's Interim Financial
                            Statements included on pages 116, 117 and pages 118 through 121, and pages 132 through 135 of NorAm's Form
                            10-K.

(b)      Reports on Form 8-K.