Form 10-Q
period 1998-06-30
HOUSTON INDUSTRIES INC; NORAM ENERGY CORP/
filed 1998-08-13
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

                                       OR

[] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------

                         ------------------------------

Commission file number 1-3187

                         HOUSTON INDUSTRIES INCORPORATED
             (Exact name of registrant as specified in its charter)

                         Texas                                                                 74-0694415
(State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

                            1111 Louisiana
                            Houston, Texas                                                        77002
               (Address of principal executive offices)                                         (Zip Code)

                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                         ------------------------------

Commission file number 1-13265

                               NORAM ENERGY CORP.
             (Exact name of registrant as specified in its charter)

                               Delaware                                                                76-0511406
    (State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

                            1111 Louisiana
                            Houston, Texas                                                                77002
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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes[X] No[ ]

As of August 7, 1998, Houston Industries Incorporated had 296,097,619 shares of common stock outstanding, including 11,786,672 ESOP shares not deemed outstanding for financial statement purposes and excluding 102,291 shares held as treasury stock. As of August 7, 1998, all 1,000 shares of NorAm Energy Corp.'s common stock were held by Houston Industries Incorporated.

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

                         HOUSTON INDUSTRIES INCORPORATED
                             AND NORAM ENERGY CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS

Part I.      Financial Information                                          Page No.
-------      ---------------------                                          --------
             Company

             Item 1.      Financial Statements

                          Statements of Consolidated Income
                          Three Months and Six Months Ended
                          June 30, 1998 and 1997 (unaudited)                     1

                          Consolidated Balance Sheets
                          June 30, 1998 and December 31, 1997 (unaudited)        2

                          Statements of Consolidated Cash Flows
                          Six Months Ended June 30, 1998 and 1997 (unaudited)    4

                          Statements of Consolidated Retained Earnings
                          Three Months and Six Months Ended
                          June 30, 1998 and 1997 (unaudited)                     5

                          Notes to Unaudited Consolidated Financial Statements   6

             Item 2.      Management's Discussion and Analysis
                          of Financial Condition and Results of
                          Operations of the Company                             16

             Item 3.      Quantitative and Qualitative Disclosures
                          About Market Risk of the Company                      34
             NorAm

             Item 1.      Financial Statements

                          Statements of Consolidated Income
                          Three Months and Six Months Ended
                          June 30, 1998 and 1997 (unaudited)                    35

                          Consolidated Balance Sheets
                          June 30, 1998 and December 31, 1997 (unaudited)       36

                                       (i)

                         HOUSTON INDUSTRIES INCORPORATED
                             AND NORAM ENERGY CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1998

                          TABLE OF CONTENTS - Continued

                                                                                                  Page No.
                                                                                                  --------
                               Statements of Consolidated Cash Flows
                               Six Months Ended June 30, 1998 and 1997 (unaudited)                   38

                               Consolidated Statements of Stockholders' Equity
                               Three Months and Six Months Ended
                               June 30, 1998 and 1997 (unaudited)                                    39

                               Notes to Unaudited Consolidated Financial Statements                  41

                  Item 2.      Management's Narrative Analysis of the
                               Results of Operations of NorAm Energy Corp.
                               and Consolidated Subsidiaries                                         44

                  Item 3.      Quantitative and Qualitative Disclosure
                               About Market Risk of NorAm (omitted pursuant to General Instruction H(2)(c))

Part II.          Other Information

                  Item 1.      Legal Proceedings                                                     54

                  Item 4.      Submission of Matters to a Vote of Security-Holders                   54

                  Item 5.      Other Information                                                     55

                  Item 6.      Exhibits and Reports on Form 8-K                                      56

                  Signature(s)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (Thousands of Dollars, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended                Six Months Ended
                                                       June 30,                          June 30,
                                              ----------------------------      ----------------------------
                                                  1998            1997             1998             1997
                                              -----------      -----------      -----------      -----------
REVENUES:
   Electric Operations ..................     $ 1,181,300      $ 1,043,020      $ 2,027,862      $ 1,899,554
   Natural Gas Distribution .............         314,989                         1,031,885
   Interstate Pipeline ..................          76,516                           147,497
   Energy Marketing .....................       1,042,610                         2,088,229
   International ........................         169,435           20,401          196,681           39,928
   Other ................................          25,836            1,027           49,942            3,067
   Eliminations .........................         (71,955)                         (166,653)
                                              -----------      -----------      -----------      -----------
      Total .............................       2,738,731        1,064,448        5,375,443        1,942,549
                                              -----------      -----------      -----------      -----------
EXPENSES:
   Fuel and cost of gas sold ............       1,048,105          253,244        2,334,197          466,362
   Purchased power ......................         489,864           78,632          902,516          179,624
   Operation and maintenance ............         415,056          295,206          807,679          509,536
   Taxes other than income taxes ........          90,578           58,297          179,355          120,752
   Depreciation and amortization ........         235,035          131,897          410,634          262,887
                                              -----------      -----------      -----------      -----------
       Total ............................       2,278,638          817,276        4,634,381        1,539,161
                                              -----------      -----------      -----------      -----------

OPERATING INCOME ........................         460,093          247,172          741,062          403,388
                                              -----------      -----------      -----------      -----------
OTHER INCOME (EXPENSE):
   Unrealized loss on ACES ..............        (254,458)                         (443,778)
   Time Warner dividend income ..........          10,312           10,312           20,625           20,715
   Other - net ..........................           6,295               19           13,509           (1,743)
                                              -----------      -----------      -----------      -----------
       Total ............................        (237,851)          10,331         (409,644)          18,972
                                              -----------      -----------      -----------      -----------
INTEREST AND OTHER CHARGES:
   Interest on long-term debt ...........         103,326           60,293          209,355          123,094
   Other interest .......................          23,034           18,682           47,393           35,093
   Distributions on trust securities ....           7,302            7,155           14,712           11,673
   Allowance for borrowed funds used
       during construction ..............            (612)            (745)          (1,569)          (1,845)
   Preferred dividends of subsidiary ....                               97                             2,222
                                              -----------      -----------      -----------      -----------
       Total ............................         133,050           85,482          269,891          170,237
                                              -----------      -----------      -----------      -----------
INCOME BEFORE INCOME TAXES
  AND PREFERRED DIVIDENDS ...............          89,192          172,021           61,527          252,123
INCOME TAXES ............................          44,887           50,558           48,462           71,040
PREFERRED DIVIDENDS .....................              98                               195
                                              -----------      -----------      -----------      -----------
NET INCOME ..............................     $    44,207      $   121,463      $    12,870      $   181,083
                                              ===========      ===========      ===========      ===========
BASIC AND DILUTED EARNINGS PER
 COMMON SHARE ...........................     $       .16      $       .52      $       .05      $       .77


           See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                                 June 30,      December 31,
                                                                  1998             1997
                                                               -----------     -----------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
    Electric plant:
       Plant in service ..................................     $12,990,691     $12,614,000
       Construction work in progress .....................         189,449         224,959
       Nuclear fuel ......................................         262,662         255,567
       Plant held for future use .........................          48,631          48,631
    Gas plant and pipelines:
       Natural gas distribution ..........................       1,396,145       1,326,442
       Interstate pipelines ..............................       1,267,187       1,258,087
       Energy marketing ..................................         173,853         162,519
    Other property .......................................         179,542         149,019
                                                               -----------     -----------
             Total .......................................      16,508,160      16,039,224

    Less accumulated depreciation and amortization .......       5,115,183       4,770,179
                                                               -----------     -----------
             Property, plant and equipment - net .........      11,392,977      11,269,045
                                                               -----------     -----------
CURRENT ASSETS:
    Cash and cash equivalents ............................          89,554          51,712
    Accounts receivable - net ............................         733,299         962,974
    Accrued unbilled revenues ............................         115,655         205,860
    Time Warner dividends receivable .....................          10,313          10,313
    Fuel stock and petroleum products ....................         108,653          88,819
    Materials and supplies, at average cost ..............         158,875         156,160
    Prepayments and other current assets .................          48,695          42,169
                                                               -----------     -----------
             Total current assets ........................       1,265,044       1,518,007
                                                               -----------     -----------
OTHER ASSETS:
    Goodwill--net ........................................       2,079,320       2,026,395
    Investment in Time Warner securities .................         990,000         990,000
    Equity investments in and advances to foreign and
       non-rate regulated affiliates - net ...............         777,106         704,102
    Deferred plant costs - net ...........................         548,678         561,569
    Deferred debits ......................................         500,258         510,686
    Regulatory tax asset - net ...........................         349,746         356,509
    Unamortized debt expense and premium on
       reacquired debt ...................................         211,129         202,453
    Fuel-related debits ..................................         233,421         197,304
    Recoverable project costs - net ......................          57,975          78,485
                                                               -----------     -----------
             Total other assets ..........................       5,747,633       5,627,503
                                                               -----------     -----------
                Total ....................................     $18,405,654     $18,414,555
                                                               ===========     ===========

           See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                         CAPITALIZATION AND LIABILITIES

                                                                     June 30,        December 31,
                                                                       1998              1997
                                                                   ------------      ------------
CAPITALIZATION:
    Common stock equity:
       Common stock, no par value ............................     $  3,132,692      $  3,112,098
       Treasury stock, at cost ...............................           (2,266)           (2,066)
       Unearned ESOP shares ..................................         (223,012)         (229,827)
       Retained earnings .....................................        1,815,435         2,013,055
       Cumulative foreign currency translation adjustment ....           (5,866)             (821)
       Unrealized loss on marketable equity securities .......          (10,669)           (5,634)
                                                                   ------------      ------------
              Total common stock equity ......................        4,706,314         4,886,805
                                                                   ------------      ------------
    Preference stock, none outstanding

    Cumulative preferred stock, no par value,
       not subject to mandatory redemption ...................            9,740             9,740
                                                                   ------------      ------------
    Company/NorAm obligated mandatorily redeemable trust
       preferred securities of subsidiary trusts holding
       solely subordinated debentures of Company/NorAm .......          342,814           362,172
                                                                   ------------      ------------
    Long-term debt:
       Automatic common exchange securities (ACES) ...........        1,617,565         1,173,786
       Debentures ............................................          972,518           669,291
       First mortgage bonds ..................................        1,933,197         2,495,459
       Notes payable .........................................          734,204           745,889
       Pollution control revenue bonds .......................          512,685           118,000
       Other .................................................           15,023            15,590
                                                                   ------------      ------------
              Total long-term debt ...........................        5,785,192         5,218,015
                                                                   ------------      ------------
                  Total capitalization .......................       10,844,060        10,476,732
                                                                   ------------      ------------
CURRENT LIABILITIES:
        Notes payable ........................................        1,796,787         2,124,956
        Accounts payable .....................................          799,016           879,612
        Taxes accrued ........................................          206,838           240,739
        Interest accrued .....................................          119,978           109,901
        Dividends declared ...................................          111,017           110,716
        Customer deposits ....................................           80,009            82,437
        Current portion of long-term debt ....................          382,673           251,169
        Other ................................................          206,379           193,384
                                                                   ------------      ------------
           Total current liabilities .........................        3,702,697         3,992,914
                                                                   ------------      ------------
DEFERRED CREDITS:
       Accumulated deferred income taxes .....................        2,648,709         2,792,781
       Benefit obligations ...................................          424,962           397,586
       Unamortized investment tax credit .....................          339,010           349,072
       Fuel-related credits ..................................          105,601            75,956
       Other .................................................          340,615           329,514
                                                                   ------------      ------------
           Total deferred credits ............................        3,858,897         3,944,909
                                                                   ------------      ------------
COMMITMENTS AND CONTINGENCIES
           Total .............................................     $ 18,405,654      $ 18,414,555
                                                                   ============      ============

           See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents
                             (Thousands of Dollars)
                                   (Unaudited)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                    ------------------------
                                                                                       1998           1997
                                                                                    ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income ...............................................................     $  12,870      $ 181,083

     Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation and amortization .........................................       410,634        262,887
        Amortization of nuclear fuel ..........................................        13,291         14,856
        Deferred income taxes .................................................      (121,510)       (16,758)
        Investment tax credit .................................................       (10,062)        (9,757)
        Unrealized loss on ACES ...............................................       443,778
        Contribution of marketable equity securities
           to charitable trust ................................................                       19,463
        Fuel surcharge ........................................................        46,524         66,245
        Fuel cost under recovery ..............................................       (90,015)       (84,276)
        Changes in other assets and liabilities:
           Accounts receivable - net ..........................................       179,348         28,962
           Accounts receivable - IRS ..........................................       140,532
           Inventory ..........................................................       (18,315)        36,074
           Other current assets ...............................................        (6,741)        (6,995)
           Accounts payable ...................................................      (102,394)       (22,561)
           Interest and taxes accrued .........................................       (31,824)       (43,493)
           Other current liabilities ..........................................       (16,746)       (24,666)
           Other - net ........................................................       (35,292)        15,384
                                                                                    ---------      ---------
               Net cash provided by operating activities ......................       814,078        416,448
                                                                                    ---------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures (including allowance for borrowed
        funds used during construction) .......................................      (268,567)       (93,558)
     Acquisitions of non-rate regulated electric power plants .................      (230,462)
     Sale of non-rate regulated electric power projects .......................       242,744
     Non-rate regulated electric power project expenditures
      (including capitalized interest) ........................................      (175,706)      (211,609)
     Sale of Time Warner securities ...........................................                       25,043
     Other - net ..............................................................       (19,892)        (5,082)
                                                                                    ---------      ---------
               Net cash used in investing activities ..........................      (451,883)      (285,206)
                                                                                    ---------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from sale of Company obligated mandatorily
        redeemable trust preferred securities of subsidiary
        trusts holding solely subordinated debentures of
        Company - net .........................................................                      340,785
     Payment of matured bonds .................................................       (29,000)      (190,000)
     Proceeds from issuance of debentures .....................................       298,514
     Proceeds from issuance of pollution control revenue bonds ................       386,634        115,739
     Redemption of preferred stock ............................................                     (153,628)
     Payment of common stock dividends ........................................      (210,376)      (175,235)
     Increase (decrease) in notes payable - net ...............................      (339,854)       120,282
     Extinguishment of long-term debt .........................................      (402,587)      (190,338)
     Conversion of convertible securities .....................................       (10,097)
     Other - net ..............................................................       (17,587)         2,118
                                                                                    ---------      ---------
               Net cash used in financing activities ..........................      (324,353)      (130,277)
                                                                                    ---------      ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS .....................................        37,842            965

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..............................        51,712          8,001
                                                                                    ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ....................................     $  89,554      $   8,966
                                                                                    =========      =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

     Cash Payments:
        Interest (net of amounts capitalized) .................................     $ 276,679      $ 178,378
        Income taxes ..........................................................       164,655         64,994

           See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (Thousands of Dollars)
                                   (Unaudited)

                                             Three Months Ended               Six Months Ended
                                                  June  30,                        June 30,
                                        ----------------------------      ----------------------------
                                           1998             1997             1998              1997
                                        -----------      -----------      -----------      -----------

Balance at Beginning of Period ....     $ 1,875,213      $ 1,969,454      $ 2,013,055      $ 1,997,490
Net Income for the Period .........          44,207          121,463           12,870          181,083
                                        -----------      -----------      -----------      -----------

         Total ....................       1,919,420        2,090,917        2,025,925        2,178,573

Common Stock Dividends ............        (103,985)         (87,723)        (210,490)        (175,379)
                                        -----------      -----------      -----------      -----------
Balance at End of Period ..........     $ 1,815,435      $ 2,003,194      $ 1,815,435      $ 2,003,194
                                        ===========      ===========      ===========      ===========


           See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

         The unaudited interim financial statements and notes (Company's Interim Financial Statements) in this joint Form 10-Q (Form 10-Q) include the accounts of Houston Industries Incorporated (Company) and its wholly owned and majority owned subsidiaries including, effective as of August 6, 1997 (Acquisition Date), the accounts of NorAm Energy Corp. (NorAm) and its wholly owned and majority owned subsidiaries. For information regarding the Company's acquisition of NorAm, see Note 1(b) to the Company's Consolidated Financial Statements in the joint Annual Report on Form 10-K (Form 10-K) of the Company (File No. 1-3187) and NorAm (File No. 1-13265) for the fiscal year ended December 31, 1997. The Form 10-K includes the consolidated financial statements of the Company (Company's 10-K Financial Statements) and the consolidated financial statements of NorAm (NorAm's 10-K Financial Statements) for the year ended December 31, 1997.

         The Interim Financial Statements omit certain information included in financial statements prepared in accordance with generally accepted accounting principles and should be read in combination with the Form 10-K and the joint Quarterly Report on Form 10-Q (First Quarter 10-Q) of the Company and NorAm for the quarter ended March 31, 1998. For additional information regarding the presentation of interim period results, see Note 12 to the Company's Interim Financial Statements below.

         The following notes to the financial statements in the Form 10-K relate to material contingencies. These notes, as updated by the notes contained in the Interim Financial Statements, are incorporated herein by reference:

     Company's 10-K Financial Statements: Note 1(c) (Regulatory Assets and Other Long-Lived Assets), Note 1(n) (Investments in Time Warner Securities), Note 2 (Derivative Financial Instruments (Risk Management)), Note 3 (Rate Matters), Note 4 (Jointly Owned Electric Utility Plant), Note 5 (Equity Investments in Foreign Affiliates) and Note 12 (Commitments and Contingencies).

     NorAm's 10-K Financial Statements: Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments (Risk Management)), and Note 8 (Commitments and Contingencies).

(2)  PRO FORMA COMBINED RESULTS OF OPERATIONS DATA

         The Company's results of operations incorporate NorAm's results of operations for all periods beginning on and after the Acquisition Date. The following table presents certain unaudited pro forma information for the quarter and six months ended June 30, 1997, as if the acquisition of NorAm had occurred on January 1, 1997.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                         Combined Results of Operations
                      (in millions, except per share data)


                                                                        Three Months Ended
                                                     --------------------------------------------------------
                                                                             June 30,
                                                          1998                1997                 1997
                                                         Actual              Actual              Pro Forma
                                                     --------------      ---------------      ---------------
Revenues............................................ $        2,739      $         1,064      $         2,080
Net Income (1)...................................... $           44      $           121      $           105
Basic and Diluted Earnings Per Share (1)............ $         0.16      $          0.52      $          0.37

                                                                         Six Months Ended
                                                                             June 30,
                                                     --------------------------------------------------------
                                                          1998                1997                 1997
                                                         Actual              Actual              Pro Forma
                                                     --------------      ---------------      ---------------
Revenues............................................ $        5,375      $         1,943      $         4,883
Net Income (1)...................................... $           13      $           181      $           216
Basic and Diluted Earnings Per Share (1)............ $         0.05      $          0.77      $          0.77

------------------

(1) Includes a $165 million or $.58 per share and a $288 million or $1.02 per share (after-tax) non-cash unrealized accounting loss recorded in the second quarter and first six months of 1998, respectively, relating to the Company's Automatic Common Exchange Securities (ACES). For additional information on the unrealized accounting loss, see Note 5 to the Company's Interim Financial Statements.

         These and other pro forma results appearing in the Form 10-Q are based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the combined results that would have resulted had the acquisition of NorAm occurred at the beginning of 1997. Purchase related adjustments to results of operations include amortization of goodwill and the effects on depreciation, amortization, interest expense and deferred income taxes of the revaluation, on a preliminary basis, of the fair value of certain NorAm assets and liabilities. For information regarding the recording of the NorAm acquisition under the purchase method of accounting, see Note 1(b) to the Company's 10-K Consolidated Financial Statements.

(3)  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS No.
130). SFAS No. 130 requires that all items that meet the definition of a component of comprehensive income (as defined below) be reported in the year-end financial statements for the annual period in which they are recognized and the total amount of comprehensive income be prominently displayed in those same financial statements. Comprehensive income is defined to include not only net income (loss), but also the change in total common stock equity during a period from transactions and other events and circumstances from non-stockholder sources.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         In the second quarter of 1998, the Company had total comprehensive income of $33 million compared to $121 million in the corresponding period in 1997. In the first six months of 1998, the Company had total comprehensive earnings of $3 million compared to $181 million in the corresponding period in 1997.

         In addition to net income, comprehensive income in all periods reflects foreign currency translation adjustments and unrealized gains or losses on the Company's investment in marketable equity securities.

(4)  DEPRECIATION

         The Company calculates depreciation using the straight-line method. The Company's depreciation expense for the second quarter and first six months of 1998 was $125 million and $252 million, respectively, compared to $91 million and $182 million for the same periods in 1997. For information regarding the additional depreciation of generating assets under a transition to competition plan implemented in January 1998, see Note 9(a) to the Company's Interim Financial Statements.

(5)  INVESTMENT IN TIME WARNER SECURITIES

         The Company owns 11 million shares of non-publicly traded Time Warner convertible preferred stock (TW Preferred). The TW Preferred is convertible into approximately 22.9 million shares of Time Warner common stock. For additional information regarding TW Preferred (including its dividend rate, liquidation preference and voting rights), see Note 1(n) to the Company's 10-K Financial Statements.

         The Company has recorded its $990 million investment in the TW Preferred under the cost method. Dividends on these securities are recognized as income at the time they are earned. The Company recorded pre-tax dividend income with respect to these securities of $10 million and $21 million, respectively, in the second quarter and first six months of both 1998 and 1997.

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

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         As of June 30, 1998, the market price of Time Warner common stock was $85.438 per share. Accordingly, the Company recognized an increase of $254 million and $444 million during the second quarter and first six months of 1998, respectively, in the unrealized liability relating to its ACES indebtedness (which resulted in an after-tax earnings reduction for such periods of $165 million or $.58 per share and $288 million or $1.02 per share, respectively). The Company believes that the cumulative unrealized loss for the ACES of $565 million is more than economically offset by the approximately $967 million unrecorded unrealized gain at June 30, 1998 relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. For the quarter ended June 30, 1998, there was an increase in the unrecorded unrealized gain in the fair value of Time Warner common stock underlying the investment in TW Preferred of $308 million. Any gain related to the increase in the fair value of Time Warner common stock would be recognized as a component of net income upon the sale of the TW Preferred or the shares of common stock into which such TW Preferred is converted.

(6)  CAPITAL STOCK

(a)  Common Stock.

         At June 30, 1998, the Company had 284,299,099 shares of common stock issued and outstanding (out of a total of 700,000,000 authorized shares). At December 31, 1997, the Company had 282,875,266 shares of common stock issued and outstanding. Outstanding common shares excluded (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (11,786,672 and 12,388,551 at June 30, 1998 and December 31, 1997, respectively) and (ii) treasury shares (102,291 and 93,459 at June 30, 1998 and December 31, 1997, respectively).

         In 1996, the Board of Directors of Houston Industries Incorporated (the former parent corporation of the Company) approved the repurchase of $450 million of its common stock. In December 1996, the Board of Directors of the Company approved and ratified the adoption of the former parent corporation's repurchase program. At June 30, 1998, the remaining amount authorized by the Company for repurchases of its common stock under this program was approximately $89 million. Future repurchases of the Company's common stock, which may not be preceded by public announcement, may be made in open market or privately negotiated transactions from time to time as determined by management. Such repurchases are subject to market conditions, applicable legal requirements, available cash and other factors.

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

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         The following table presents a reconciliation of the Company's numerators and denominators of basic and diluted earnings per share calculations:



                                                                Three Months Ended             Six Months Ended
                                                                     June 30,                      June 30,
                                                            ---------------------------------------------------------
                                                              1998(1)          1997         1998(2)          1997
                                                            ------------    -----------   -----------    ------------
                                                                     (In thousands, except per share amounts)
Basic EPS Calculation:
  Income before preferred dividends........................ $     44,305    $   121,463   $    13,065    $    181,083
  Less: Preferred dividends................................           98                          195
                                                            ------------    -----------   -----------    ------------
  Net income attributable to common stock.................. $     44,207    $   121,463   $    12,870    $    181,083
                                                            ============    ===========   ===========    ============

  Weighted average shares outstanding......................      284,015        233,919       283,773         233,805

Basic EPS:
  Income before preferred dividends........................ $       0.16    $      0.52   $      0.05    $       0.77
  Less: Preferred dividends................................         0.00           0.00          0.00            0.00
                                                            ------------    -----------   -----------    ------------
  Net income attributable to common stock.................. $       0.16    $      0.52   $      0.05    $       0.77
                                                            ============    ===========   ===========    ============

Diluted EPS Calculation:
  Income before preferred dividends........................ $     44,305    $   121,463   $    13,065    $    181,083
  Plus: Income impact of assumed conversions:
     Interest on 6 1/4% convertible debentures.............           14                           29
                                                            ------------    -----------   -----------    ------------
  Income before preferred dividends assuming dilution......       44,319        121,463        13,094         181,083
  Less: Preferred dividends................................           98                          195
                                                            ------------    -----------   -----------    ------------
  Net income attributable to common stock.................. $     44,221    $   121,463   $    12,899    $    181,083
                                                            ============    ===========   ===========    ============

  Weighted average shares outstanding......................      284,015        233,919       283,773         233,805
  Plus: Incremental shares from assumed conversions:
     Stock options.........................................          186             19           164              23
     Restricted stock......................................          492            369           492             369
     6 1/4% convertible debentures.........................           44                           44
                                                            ------------    -----------   -----------    ------------
  Weighted average shares assuming dilution................      284,737        234,307       284,473         234,197
                                                            ============    ===========   ===========    ============

Diluted EPS:
  Income before preferred dividends........................ $       0.16    $      0.52   $      0.05    $       0.77
  Less: Preferred dividends................................         0.00           0.00          0.00            0.00
                                                            ------------    -----------   -----------    ------------
  Net income attributable to common stock.................. $       0.16    $      0.52   $      0.05    $       0.77
                                                            ============    ===========   ===========    ============

------------------

         (1) For the three months ended June 30, 1998, the computation of diluted EPS excludes purchase options for 379 shares of common stock, because the exercise prices for such shares (ranging from $30.18 to $35.18 per share) were greater than the $29.28 per share average market price for the period and would thus be anti-dilutive if exercised.

         (2) For the six months ended June 30, 1998, the computation of diluted EPS excludes purchase options for 60,837 shares of common stock, because the exercise prices for such shares (ranging from $29.13 to $35.18 per share) were greater than the $27.87 per share average market price for the period and would thus be anti-dilutive if exercised.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(c)  Preferred Stock.

         At June 30, 1998 and December 31, 1997, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares of $4.00 Preferred Stock were outstanding. The $4.00 Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

(d)  Preference Stock.

         At June 30, 1998 and December 31, 1997, the Company had 10,000,000 authorized shares of preference stock. Of the authorized shares of preference stock, the Company has designated 700,000 shares as Series A Preference Stock, 27,000 shares as Series B Preference Stock and 1,575 shares as Series C Preference Stock.

         As of June 30, 1998, the number of shares of Series B Preference Stock and Series C Preference Stock issued and outstanding was 17,000 and 1,575, respectively. The shares of Series B and Series C Preference stock are not deemed outstanding for financial reporting purposes, because the sole holders of such series are wholly owned financing subsidiaries of the Company (see Note 7(b) to the Company's 10-K Financial Statements with respect to Series B Preference Stock and Note 6(d) to the Company's Interim Financial Statements in the First Quarter 10-Q with respect to Series C Preference Stock). The shares of Series A Preference Stock are issuable only pursuant to the Company's Shareholder Rights Agreement and there were no shares of Series A Preference Stock outstanding at June 30, 1998.

(7) COMPANY/NORAM OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES OF THE COMPANY AND NORAM

         For information regarding (i) $250 million of preferred securities and $100 million of capital securities issued by two statutory business trusts formed by the Company and (ii) $177.8 million of convertible preferred securities (of which $1.4 million was outstanding at June 30, 1998) issued by a statutory business trust formed by NorAm, see Note 9 to the Company's
10-K Financial Statements. The sole asset of each trust consists of junior subordinated debentures of the Company or NorAm having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by such trust.

(8)     LONG-TERM DEBT AND SHORT-TERM FINANCING

(a)     Consolidated Debt.

         The Company's consolidated long-term and short-term debt outstanding is summarized in the following table. Of the amount of long-term and short-term debt outstanding as of June 30, 1998, $1.7 billion represents debt of NorAm. The Company adjusted the recorded value of NorAm debt to fair market value as of the Acquisition Date.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

              Consolidated Long-Term Debt and Short-Term Borrowings
                                  (in millions)


                                                         June 30, 1998                         December 31, 1997
                                               -----------------------------------     ----------------------------------
                                                  Long-Term          Current (1)         Long-Term          Current (1)
                                               ---------------     ---------------     --------------      --------------
Short-Term Borrowings:
  Commercial Paper...........................                      $         1,344                         $        1,435
  Lines of Credit............................                                  150                                    390
  NorAm Receivables Facility.................                                  300                                    300
  Notes Payable..............................                                    3
                                               ---------------     ---------------     --------------      --------------
Total Short-Term Borrowings..................                                1,797                                  2,125
                                               ---------------     ---------------     --------------      --------------
Long-Term Debt - net:
  ACES.......................................  $         1,618                         $        1,174
  Debentures(2)(3)...........................              973                                    669
  First Mortgage Bonds(2)....................            1,933                 170              2,495
  Pollution Control Bonds....................              513                                    118                   5
  NorAm Medium-Term Notes(3).................              180                  48                182                  79
  Notes Payable(3)...........................              554                 164                565                 166
  Capital Leases.............................               14                   1                 15                   1
                                               ---------------     ---------------     --------------      --------------
Total Long-Term Debt.........................            5,785                 383              5,218                 251
                                               ---------------     ---------------     --------------      --------------
  Total Long-Term and Short-Term Debt........  $         5,785     $         2,180     $        5,218      $        2,376
                                               ===============     ===============     ==============      ==============

--------------

(1) Current includes amounts due within one year of the date noted.

(2) Includes unamortized discount related to debentures of approximately $1 million at June 30, 1998 and December 31, 1997 and unamortized discount related to first mortgage bonds of approximately $11 million and $14 million at June 30, 1998 and December 31, 1997, respectively.

(3) Includes unamortized premium related to fair value adjustments of approximately $19 million and $16 million for debentures at June 30, 1998 and December 31, 1997, respectively. The unamortized premium for NorAm long-term and current medium-term notes at June 30, 1998 was approximately $14 million and $1 million, respectively, and $17 million and $3 million at December 31, 1997, respectively. The unamortized premium for long-term and current notes payable was approximately $9 million and $2 million, respectively, at June 30, 1998 and $14 million and $3 million at December 31, 1997.

        Consolidated maturities of long-term debt and sinking fund requirements for the Company (including NorAm) are $205 million for the remainder of 1998.

(b)  Second Quarter Financing Developments

        Company: At June 30, 1998, a financing subsidiary of the Company had $1.344 billion in commercial paper borrowings supported by a $1.644 billion revolving credit facility. At such date, such commercial paper borrowings had a weighted average interest rate of 5.89%. At June 30,1998, another financing subsidiary of the Company had $150 million in borrowings under another credit facility. The

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES weighted average interest rate of borrowings under this facility was 5.91%. At June 30, 1998, the Company had no commercial paper outstanding and there were no outstanding borrowings under its $200 million bank facility. For information regarding these facilities, see Notes 8(c) and (d) to the Company's 10-K Financial Statements and Note 8(b) to the Company's Interim Financial Statements in the First Quarter 10-Q.

         In June 1998, the Company repaid at maturity $5 million of its floating-rate pollution control revenue bonds. In May 1998, all outstanding 8.25% Brazos River Authority (BRA) Series 1988A pollution control revenue bonds ($100 million), 8.25% BRA Series 1988B pollution control revenue bonds ($90 million), and 8.10% BRA Series 1988C pollution control revenue ($100 million) were redeemed at a redemption price of 102% of the aggregate principal amount of each series. The proceeds for the redemption of these bonds were derived from the issuance of $290 million aggregate principal amount of pollution control revenue refunding bonds in February 1998 on behalf of the Company by the BRA. For additional information regarding these issuances, see Note 8(c) the Company's Interim Financial Statements in the First Quarter 10-Q.

         NorAm: In May 1998, NorAm repaid at maturity $28 million of medium-term notes carrying an average interest rate of 8.74%.

         For information regarding NorAm's $350 million revolving credit facility (NorAm Credit Facility), see Note 8(d) to the Company's Interim Financial Statements in the First Quarter 10-Q. At June 30, 1998, there were no commercial paper borrowings and no loans outstanding under the facility. For information regarding NorAm's $300 million receivables facility, see Note 8(g) to the Company's 10-K Financial Statements. At June 30, 1998, NorAm had sold $300 million of receivables under the facility. For information regarding (i) NorAm's issuance of $300 million principal amount of 6.5% debentures due February 1, 2008, (ii) NorAm's repayment in the first quarter of 1998 of $1 million of its 9.30% medium-term notes and (iii) NorAm's satisfaction of the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due 2012 using debentures purchased in 1996 and 1997, see Note 8(d) to the Company's Interim Financial Statements in the First Quarter 10-Q.

(9)  REGULATORY MATTERS

(a)  Transition Plan

         In June 1998, the Public Utility Commission of Texas (Texas Utility Commission) issued an order approving the transition to competition plan (Transition Plan) filed by the Company's electric operations division (Electric Operations) in December 1997. The order also approved the implementation of base rate credits to residential customers of 4% in 1998 and an additional 2% in 1999. Commercial customers whose monthly billing is 1000 kva or less receive base rate credits of 2% in each of 1998 and 1999. The Company implemented the Transition Plan effective January 1, 1998.

         In order to reduce the Company's exposure to potential stranded costs related to generating assets, the Transition Plan permits the Company to redirect depreciation expenses that otherwise would have been applied to transmission, distribution and general plant assets to generation assets. In addition, the Transition Plan provides that all earnings by Electric Operations above a 9.844% overall annual rate of return on invested capital formula will be used to write-down Electric Operation's investment in generation assets. The $67.5 million in additional depreciation recorded in the second quarter of 1998 is an estimate of the amount of additional depreciation

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES necessary under the earnings cap, given the uncertainty of weather and the level of revenues and expenses during the remainder of the year and the level of year end invested capital.

         For additional information regarding the Transition Plan, see Note 3(b) to the Company's 10-K Financial Statements.

(b)  Nuclear Insurance

         In July 1998, the Nuclear Regulatory Commission increased, effective August 1998, the maximum secondary retrospective deferred premium, currently established at $75.5 million per reactor per incident (but not to exceed $10 million in any one year), to $88.09 million per reactor per incident (but not to exceed $10 million in any one year), for liability insurance coverage in the event of nuclear incidents at licensed, operating commercial nuclear power plants. The change was based on inflation adjustment required by the Price-Anderson Amendments Act of 1988. For additional information on nuclear insurance and other nuclear regulatory matters, see Note 4(c) to the Company's 10-K Financial Statements.

(10) ACQUISITIONS AND DISPOSITIONS

(a)  International

         On June 30, 1998, Houston Industries Energy, Inc. (HI Energy) sold its 63% ownership interest in Empresa Distribuidora La Plata S.A. (EDELAP) and certain related assets for approximately $243 million. EDELAP, an electric utility serving the city of La Plata, Argentina, was initially acquired by HI Energy in 1992. The Company has recorded the proceeds from the sale of EDELAP as an $80 million after tax gain in the second quarter of 1998.

         In June 1998, a subsidiary of HI Energy acquired for $150 million, equity interests (ranging from approximately 24% to 45%) in three distribution systems located in northern and eastern El Salvador, including the city of El Salvador. The transaction closed on June 30, 1998. HI Energy has accounted for this transaction under purchase accounting and recorded its investment and its interest in the affiliate's earnings after the acquisition date using the equity method.

(b)  Domestic Power Generation

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

        In April 1998, Houston Industries Power Generation, Inc. (HIPG, Inc.) acquired four natural gas-fired, electric generating plants (2,276 MW) from Southern California Edison Company (SCE) for approximately $230 million. The acquisition was recorded under the purchase method of accounting with assets and liabilities reflected at their estimated fair values as of the Acquisition Date. Goodwill was recorded on this acquisition by HIPG, Inc. in the amount of approximately $47 million.

(11) SUBSEQUENT EVENTS

        In August 1998, a holding company, jointly owned by HI Energy and Electricidad de Caracas, was awarded through a competitive bid the right to purchase from the government of Colombia, 65% of the outstanding shares in each of two electrical distribution companies, collectively CORELCA. The purchase price for CORELCA was approximately $550 million, plus acquisition costs. HI Energy's share of the purchase price is $275 million. HI Energy will account for this transaction under purchase accounting. HI Energy will fund its share of the purchase price with proceeds from the sale of EDELAP and additional bank borrowings. CORELCA serves approximately 1.2 million customers in the Atlantic costal region of Colombia, including the cities of Santa Marta, Barranquilla and Cartagena.

        In July 1998, HIPG, Inc. purchased from Southern California Edison Company a 1500 mw generating plant for $43 million.

(12)  INTERIM PERIOD RESULTS: RECLASSIFICATIONS

        The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) the acquisition of NorAm, (ii) seasonal temperature variations affecting energy consumption, (iii) the timing of maintenance and other expenditures and (iv) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. Such reclassifications do not affect earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

         The following discussion and analysis should be read in combination with Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company in Item 7 of the Form 10-K, Management's Narrative Analysis of the Results of Operations of NorAm and Consolidated Subsidiaries in
Item 7 of the Form 10-K, the Company's consolidated financial statements and notes contained in Item 8 of the Form 10-K and Item 1 of this Form 10-Q. The Company from time to time makes use in its presentations and other communications of projections, forecasts and other non-historical information. For a discussion of the qualifications and assumptions underlying the use of such forward looking information, see Item 5 of this Form 10-Q.

                         HOUSTON INDUSTRIES INCORPORATED

         Houston Industries Incorporated (Company), together with various divisions and subsidiaries, including NorAm Energy Corp. (NorAm), is a diversified international energy services company.

         The Company's electric operations segment (Electric Operations) operates the nation's tenth largest electric utility in terms of kilowatt-hour
(KWH) sales, and its natural gas distribution segment (Natural Gas Distribution) operates the nation's third largest natural gas distribution operation in terms of customers served. The Company, through its interstate pipeline segment (Interstate Pipeline), operates two interstate natural gas pipelines. The Company provides natural gas transportation, supply, gathering and storage, and wholesale natural gas and electric power marketing services through its energy marketing segment (Energy Marketing) and invests, through its international (International) and corporate (Corporate) segments, in foreign electric and gas utility operations and domestic non-rate regulated power generation projects.


                       CONSOLIDATED RESULTS OF OPERATIONS

        The Company's actual and pro forma results of operations for the second quarter and first six months of 1998 are summarized in the following table. The Company's actual results of operations include results of operations for NorAm for periods on and after August 6, 1997 (Acquisition Date). The Company's pro forma results of operations give effect to the acquisition of NorAm as if it had occurred as of January 1, 1997. The pro forma information is not necessarily indicative of the results of operations of the Company and its business segments that would have occurred had the acquisition of NorAm occurred at the beginning of such period. In general, the effects of the acquisition of NorAm include
(i) significant increases in amortization attributable to purchase accounting,
(ii) increases in shares outstanding and interest expense and (iii) inclusion of additional revenues and operating expenses from the newly acquired NorAm business.

                                            Three Months Ended                  Three Months Ended
                                                 June 30,                            June 30,
                                       ----------------------------      --------------------------------        Percent
                                           1998            1997               1998               1997             Change
                                       ------------     -----------      ------------        ------------    ---------------
                                         (Actual)        (Actual)           (Actual)         (Pro Forma)       (1998 Actual
                                                                                                               to 1997 Pro
                                                                                                                  Forma)
                                                      (in millions, except per share data)
Revenues.............................. $      2,739     $     1,064      $        2,739      $      2,080           32%
Operating Expenses....................        2,279             817               2,279             1,806           26%
Operating Income......................          460             247                 460               275           67%
Other Expenses, Net (1)...............          371              75                 371               124          199%
Income Taxes..........................           45              51                  45                46           (2%)
Net Income (1)........................           44             121                  44               105          (58%)
Basic and Diluted Earnings Per
  Share (1)...........................         0.16            0.52                0.16              0.37          (57%)



                                             Six Months Ended                    Six Months Ended
                                                 June 30,                             June 30,
                                       ----------------------------       -------------------------------        Percent
                                           1998            1997               1998               1997             Change
                                       ------------     -----------      ------------        ------------    ---------------
                                         (Actual)        (Actual)           (Actual)         (Pro Forma)       (1998 Actual
                                                                                                               to 1997 Pro
                                                                                                                  Forma)
                                                      (in millions, except per share data)
Revenues.............................. $      5,375     $     1,943       $       5,375      $      4,883           10%
Operating Expenses....................        4,634           1,539               4,634             4,315            7%
Operating Income......................          741             403                 741               567           31%
Other Expenses, Net (2)...............          680             151                 680               245          178%
Income Taxes..........................           48              71                  48               106          (55%)
Net Income (2)........................           13             181                  13               216          (94%)
Basic and Diluted Earnings Per
  Share (2)...........................         0.05            0.77                0.05              0.77          (94%)

----------------

     (1) Includes a $254 million ($165 million after-tax) or $.58 per share non-cash unrealized accounting loss recorded in the second quarter of 1998 relating to the Company's 7% Automatic Common Exchange Securities (ACES). See
Note 5 to the Company's Interim Financial Statements.

     (2) Includes a $444 million ($288 million after-tax) or $1.02 per share non-cash unrealized accounting loss recorded in the first six months of 1998 relating to the ACES.

         Second Quarter of 1998 Compared to Second Quarter of 1997 (Actual). The Company had consolidated net income of $44 million for the second quarter of 1998 ($0.16 per share) compared to consolidated net income of $121 million ($0.52 per share) in the same period in 1997. The Company's results of operations for the second quarter of 1998 reflect a $165 million (after-tax) non-cash, unrealized accounting loss on the ACES. For a discussion of the accounting loss in connection with the ACES, see Note 5 to the Company's Interim Financial Statements.

        Excluding the ACES accounting loss, the Company would have had consolidated earnings of $210 million ($0.74 per share) for the second quarter of 1998. The increase in earnings is primarily attributable to an $80 million ($0.28 per share) after-tax gain recorded in connection with the sale of an investment in an Argentine electric utility system. For further discussion of the sale, see Note 10(a) to the Company's Interim Financial Statements. Another factor contributing to the increase in net income was an increase in sales by Electric Operations due to record hot weather. These effects were partially offset by additional depreciation of Electric Operations' generation assets of $67.5 million ($55 million over the prior year), base rate credits resulting from the Transition Plan (as described below) and increased interest expense primarily related to the NorAm acquisition.

         The consolidated tax expense in the second quarter of 1998 takes into account the impact of non-deductible goodwill expense, higher state tax expense arising from the NorAm acquisition, and the loss of the dividends received tax deduction formerly applicable to the Company's investment in Time Warner, Inc. preferred securities (TW Preferred).

         Second Quarter of 1998 Actual Compared to Second Quarter of 1997 Pro Forma. The Company's consolidated net income for the second quarter of 1998 was $44 million ($0.16 per share) compared to pro forma net income of $105 million ($0.37 per share) in the second quarter of 1997.

         Excluding the ACES accounting loss described above, the Company's second quarter of 1998 adjusted net income would have been $210 million ($0.74 per share) compared to $105 million ($0.37 per share). The increase in earnings is primarily a result of the gain recorded in connection with the sale of an interest in an Argentine electric utility system. Another factor contributing to the increase in net income was an increase in sales by Electric Operations due to record hot weather. These effects were partially offset by $67.5 million in additional depreciation ($55 million over the prior year) of Electric Operation's generation assets and the implementation of base rate credits under the Transition Plan (as described below), decreased operating income at Natural Gas Distribution due to warmer weather, and decreased operating income at Energy Marketing primarily due to increased operating expenses.

         First Six Months of 1998 Compared to First Six Months of 1997 (Actual). The Company had consolidated net income of $13 million for the first six months of 1998 ($0.05 per share) compared to net income of $181 million ($0.77 per share) for the same period in 1997. The Company's results of operations for the first six months of 1998 reflect a $288 million (after-tax) non-cash, unrealized accounting loss on the ACES as described above. Excluding the ACES accounting loss, the Company would have had consolidated earnings of $301 million ($1.06 per share). The increase in earnings is primarily a result of the factors affecting the second quarter results (as discussed above) plus the additional earnings from the business segments acquired in the NorAm acquisition.

         The consolidated tax expense in the first six months of 1998 takes into account the impact of non-deductible goodwill expense, higher state tax expense arising from the NorAm acquisition and the loss of the dividends received tax deductions formerly applicable to the Company's investment in TW Preferred.

         First Six Months of 1998 Actual Compared to First Six Months of 1997 Pro Forma. The Company's consolidated net income for the first six months of 1998 was $13 million ($0.05 per share) compared to pro forma net income of $216 million ($0.77 per share) in the first six months of 1997.

         Excluding the ACES accounting loss described above, the Company's adjusted net income for the first six months of 1998 would have been $301 million ($1.06 per share) compared to pro forma net income of $216 million ($0.77 per share) for the first six months of 1997. The increase in adjusted earnings is due to (i) the gain on the sale of an investment in an Argentine electric distribution system and increased equity earnings at International; (ii) increased sales at Electric Operations due to record hot weather during the second quarter of 1998 partially offset by additional depreciation and the implementation of base rate credits. Partially offsetting the increase in earnings is decreased operating income at Natural Gas Distribution due to warmer weather.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

         The following table presents operating income on (i) an actual basis for the quarters and six months ended June 30, 1998 and 1997 and (ii) a pro forma basis for the quarter and first six months ended June 30, 1997 (assuming the NorAm acquisition had occurred on January 1, 1997) for each of the Company's business segments (other than Electric Operations, which is an actual basis for all periods):

                   OPERATING INCOME (LOSS) BY BUSINESS SEGMENT


                                                                  Three Months Ended June 30,
                                                    ------------------------------------------------------
                                                          1998                1997              1997
                                                    ----------------     --------------   ----------------
                                                       (Actual)             (Actual)       (Pro Forma)(1)
                                                                        (in millions)

Electric Operations................................ $            294     $          267   $            267
Natural Gas Distribution...........................               (6)                                    0
Interstate Pipeline................................               33                                    27
Energy Marketing...................................               (6)                                    5
International......................................              151                  5                  4
Corporate..........................................               (6)               (25)               (28)
                                                    ----------------     --------------   ----------------
      Total Consolidated........................... $            460     $          247   $            275
                                                    ================     ==============   ================



                                                                  Six Months Ended June 30,
                                                    -----------------------------------------------------
                                                          1998                1997             1997
                                                    ----------------     --------------   ---------------
                                                       (Actual)             (Actual)      (Pro Forma) (1)
                                                                        (in millions)
Electric Operations................................ $            436     $          427   $           427
Natural Gas Distribution...........................               96                                  107
Interstate Pipeline................................               65                                   62
Energy Marketing...................................                3                                    4
International......................................              162                  8                 6
Corporate..........................................              (21)               (32)              (39)
                                                    ----------------     --------------   ---------------
      Total Consolidated........................... $            741     $          403   $           567
                                                    ================     ==============   ===============

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

         The following table provides summary data regarding the actual results of operations of Electric Operations, including operating statistics, for the quarters and first six months ended June 30, 1998 and 1997.


                                                                Three Months Ended June 30,             Percent
                                                                  1998                1997              Change
                                                             ---------------     --------------      -------------
                                                                (Actual)            (Actual)
                                                                       (in millions)
Base Revenues (1)........................................... $           781     $          695           12%
Transmission Revenues.......................................              21                 40          (48%)
Reconcilable Fuel Revenues (2)..............................             379                308           23%
Operating Expenses:
     Fuel...................................................             302                248           22%
     Purchased Power........................................              93                 78           19%
     Operation and Maintenance..............................             243                261           (7%)
     Depreciation and Amortization..........................             185                131           41%
Other Taxes.................................................              64                 58           10%
                                                             ---------------     --------------
Operating Income............................................ $           294     $          267           10%
                                                             ===============     ==============

Electric Sales (MWH):
     Residential............................................       4,475,019          3,691,822           21%
     Commercial.............................................       3,897,340          3,605,471            8%
     Industrial - Firm .....................................       6,773,768          6,248,653            8%
     Municipal & Public Utilities...........................          76,521             81,849           (7%)

      Total Firm Sales......................................      15,222,648         13,627,795           12%

Average Cost of Fuel (Cents/MMBtu):.........................           183.7              172.6            6%


                                                                 Six Months Ended June 30,              Percent
                                                                  1998                1997              Change
                                                             ---------------     --------------      -------------
                                                                (Actual)            (Actual)
                                                                       (in millions)
Base Revenues (1)........................................... $         1,314     $        1,247             5%
Transmission Revenues.......................................              43                 40             8%
Reconcilable Fuel Revenues (2)..............................             671                613             9%
Operating Expenses:
     Fuel...................................................             495                466             6%
     Purchased Power........................................             205                180            14%
     Operation and Maintenance..............................             458                445             3%
     Depreciation and Amortization..........................             315                261            21%
Other Taxes.................................................             119                121            (2%)
                                                             ---------------     --------------
Operating Income............................................ $           436     $          427             2%
                                                             ===============     ==============

Electric Sales (MWH):
     Residential............................................       8,072,040          7,647,080                 6%
     Commercial.............................................       7,321,690          7,004,267                 5%
      Industrial - Firm ....................................      13,141,747         12,705,324                 3%
      Municipal & Public Utilities..........................         157,909            158,454                 --

      Total Firm Sales......................................      28,693,386         27,515,125                 4%

Average Cost of Fuel (Cents/MMBtu):.........................           179.2              179.3                 --

--------------------

(1) Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharge, net of over/under recovery. See "--Operating Revenues - Electric Operations."

         Operating Income - Electric Operations. In the three and six months ended June 30, 1998, operating income increased by $27 million and $9 million, respectively, over operating income for the same periods in 1997. The increase in operating income was due to increases in base revenues attributed to record hot weather in the second quarter of 1998. The impact of increased base revenues on operating income was partially offset by (i) the implementation of base rate credits under the Transition Plan and (ii) $55 million of additional depreciation, as described below.

         Operating Revenues - Electric Operations. Electric Operations' increase in base revenue of $86 million and $67 million for the three and six months ended June 30, 1998, respectively, compared to the same periods of 1997 is primarily the result of weather. Partially offsetting these revenue increases were base rate credits implemented under the Transition Plan beginning in January 1998, which resulted in lower base revenues of $16 million for the three months and $28 million for the six months ended June 30, 1998. For information regarding the Transition Plan, see Note 9 to the first quarter Form 10-Q.

         Electric Operations' transmission revenues in the three and six months ended June 30, 1998 were $21 million and $43 million, respectively, but were offset by transmission expenses of $22 million and $44 million. In the three and six months ended June 30, 1997, transmission revenues were $40 million offset by transmission expenses of $44 million. Electric Operations began recording transmission revenues and expenses in the second quarter of 1997 as a result of the implementation of wholesale transmission tariffs within Electric Reliability Council of Texas (ERCOT). For information regarding these transmission revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Certain Factors Affecting Future Earnings of the Company and its Subsidiaries--Competition--Electric Operations--Competition in Wholesale Market" in the Form 10-K.

         Firm KWH sales for the three and six months ended June 30, 1998 increased 12% and 4%, respectively, compared to the same periods in 1997 due to weather related factors.

         Electric Operations reconcilable fuel revenues for the three months ended June 30, 1998 increased 23% over the same period in 1997 primarily as a result of higher sales due to the hot weather in its service territory. The increase in reconcilable fuel revenues also reflects an increase in under recovery of fuel revenue in Electric Operations' current rates. The increase in under recovery of fuel revenue resulted from an increase in natural gas and lignite prices. Electric Operation's reconcilable fuel revenue for the six months ended June 30, 1998 increased 9% over the same period in 1997 as a result of increased sales.

         The Texas Utility Commission provides for recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or its fuel factor proceeding and is generally effective for a minimum of six months. Revenues collected through such factor are adjusted monthly to equal expenses; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on the Company's Consolidated Balance Sheets as fuel- related credits or fuel-related debits, respectively. Fuel costs are reviewed during periodic fuel reconciliation proceedings, which are required at least every three years. Electric Operations filed a fuel reconciliation proceeding with the Texas Utility Commission on January 30, 1998 for the three year period ending July 31, 1997. A final order in this proceeding is anticipated on or about February 1999. For additional information regarding the recovery of fuel costs, see "Business - Electric Operations - Fuel - Recovery of Fuel Costs" in Item 1 of the Company's Form 10-K.

         In January 1998, Electric Operations implemented a $102 million fuel surcharge (inclusive of interest) for under recoveries that occurred from March 1997 through August 1997, with recovery extending from 8 months to 16 months depending on the customer class. In April 1998, Electric Operations filed a petition to revise the fuel factor and implement a surcharge for under-collected fuel costs. The Texas Utility Commission approved implementation of a new fixed fuel factor and a fuel surcharge in the amount of $125 million (inclusive of the previously existing fuel surcharge balance) to be recovered over a period of 12 to 18 months. This surcharge will replace the one implemented in January 1998, and includes recovery of the additional under-recoveries from September 1997 through February 1998. Implementation for customer billings is effective July 1, 1998. As of June 30, 1998, Electric Operations cumulative under-recovery of fuel costs was $218 million, including interest.

         Fuel and Purchased Power Expense - Electric Operations. Fuel expense for the three and six months ended June 30, 1998 increased by $54 million or 22% and $29 million or 6%, respectively, compared to the same periods in 1997. Purchased power expense for the three and six months ended June 30, 1998 increased by $15 million and $25 million, respectively, compared to the same periods in 1997. The increase in fuel expense for the three month period reflects increased demand due to unusually hot weather, an increase in the cost of purchased power plus increases in the average unit cost of natural gas and lignite. The average unit cost of natural gas was $2.31 per MMBtu for the second quarter of 1998 compared to $2.22 per MMBtu in the second quarter of 1997. The average unit cost of lignite was $1.36 per MMBtu for the second quarter of 1998 compared to $1.12 per MMBtu for the second quarter of 1997. The increases for the six months ended June 30, 1998 were due primarily to increased sales from weather related factors. See Note 12(c) to the Company's 10-K Financial Statements for information on Electric Operations' joint dispatching agreement with the City of San Antonio for purchased power.

         Operation and Maintenance Expenses and Other - Electric Operations. Operation and maintenance expense decreased $18 million for the three months ended June 30, 1998 and increased $13 million for the six months ended in 1998 compared to the same periods in 1997.

         Operation expense decreased $27 million or 15% for the three months ended June 30, 1998 due to a $20 million timing difference in transmission cost of service expense plus a $7 million reduction in administrative and general expenses. The reduction in administrative and general expenses is a result of lower employee benefit expense offset by increased franchise fee expenses due to higher revenue. For the six months ended June 30, 1998, operation expense decreased $2 million or 1%, comparatively. A reduction in post retirement benefits was offset by increased franchise fees due to higher revenue.

         Maintenance expense increased $6 million or 10% and $8 million or 7% for the three months and six months ended June 30, 1998, respectively, over the same periods in 1997. The increase in maintenance expense between the periods is due to differences in the scheduling of routine plant maintenance and inspection outages.

         For the three months and six months ended June 30, 1998, additional depreciation of $67.5 million and $80 million, respectively, was recorded as provided in the Transition Plan. The Transition Plan requires that calendar year earnings be capped at a 9.844% overall rate of return on a defined invested capital. Earnings in excess of this cap must be used to write-down the investment in generation assets. This additional depreciation is being recorded throughout the year in order to provide a more constant overall rate of return and to avoid the potential for a year end cumulative charge to earnings for such additional depreciation. For information regarding the Transition Plan, see
Note 9(a) to the Company's Interim Financial Statements.

NATURAL GAS DISTRIBUTION

         Domestic natural gas distribution operations (Natural Gas Distribution) are conducted through the Arkla, Entex and Minnegasco divisions of NorAm. These operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers in six states:
Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

         The following table provides summary data regarding the results of operations of Natural Gas Distribution, including operating statistics, on an actual basis for the second quarter and first six months of 1998 and on a pro forma basis for the second quarter and first six months of 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).


                                                               Three Months Ended June 30,            Percent
                                                                  1998              1997              Change
                                                             ---------------    -------------    -----------------
                                                                (Actual)         (Pro forma)
                                                                     (in millions)

Operating Revenues.......................................... $           315    $         337            (7%)
Operating Expenses:
     Natural Gas............................................             174              186            (6%)
     Operation and Maintenance..............................              93               96            (3%)
     Depreciation and Amortization..........................              32               31             3%
     Other Operating Expenses...............................              22               24            (8%)
                                                             ---------------    -------------
         Total Operating Expenses...........................             321              337            (5%)
                                                             ---------------    -------------
Operating Income............................................ $            (6)   $           0            --
                                                             ===============    =============

Throughput Data (in Bcf):
     Residential and Commercial Sales.......................              43               51           (16%)
     Industrial Sales.......................................              13               13            --
     Transportation.........................................              10               10            --
                                                             ---------------    -------------
        Total Throughput....................................              66               74           (11%)
                                                             ===============    =============

                                                                Six Months Ended June 30,             Percent
                                                                  1998              1997              Change
                                                             ---------------    -------------    -----------------
                                                                (Actual)         (Pro forma)
                                                                      (in millions)
Operating Revenues.......................................... $         1,032    $       1,218           (15%)
Operating Expenses:
     Natural Gas............................................             632              803           (21%)
     Operation and Maintenance..............................             191              193            (1%)
     Depreciation and Amortization..........................              63               61             3%
     Other Operating Expenses...............................              50               54            (7%)
                                                             ---------------    -------------
         Total Operating Expenses...........................             936            1,111           (16%)
                                                             ---------------    -------------
Operating Income............................................ $            96    $         107           (10%)
                                                             ===============    =============

Throughput Data (in Bcf):
     Residential and Commercial Sales.......................             169              188           (10%)
     Industrial Sales.......................................              29               29            --
     Transportation.........................................              22               22            --
                                                             ---------------    -------------
        Total Throughput....................................             220              239            (8%)
                                                             ===============    =============


         Natural Gas Distribution operating income decreased $6 million and $11 million in the second quarter and first six months of 1998, respectively, compared to pro forma operating income in the same periods in 1997 due primarily to the lower demand for natural gas heating in the second quarter of 1998 and milder winter weather in the first three months of 1998. This decrease in operating income was partially offset by reduced charges at Arkla associated with the methodology of calculating the price of gas charged to customers (the purchased gas adjustment) in the second quarter and first six months of 1998 as compared to the same periods in 1997.

         Natural Gas Distribution operating revenue decreased $22 million and $186 million for the second quarter and first six months of 1998, respectively, compared to pro forma operating revenue for the corresponding periods of 1997 due principally to the weather-related factors discussed above, which resulted in lower customer usage at Entex and Minnegasco. A decrease in gas prices for the six months ended June 30, 1998 compared to the same period in the prior year also contributed to the decline in operating revenues for that period.

         Operating expenses decreased $16 million and $175 million in the second quarter and first six months of 1998, respectively, compared to pro forma operating expenses in the same periods of 1997 due to the same factors that affected operating revenues.

Interstate Pipeline

         Interstate natural gas pipeline operations (Interstate Pipeline) are conducted primarily through NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation (MRT), two wholly owned subsidiaries of NorAm. The NGT system consists of approximately 6,200 miles of natural gas transmission lines located in portions of Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The MRT system consists of approximately 2,000 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois.

         The following table provides summary data regarding the results of operations of Interstate Pipeline, including operating statistics, on an actual basis for the three and six months ended June 30, 1998 and on a pro forma basis for the three and six months ended June 30, 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).




                                                              Three Months Ended June 30,          Percent
                                                                 1998             1997              Change
                                                             -------------    -------------     --------------
                                                               (Actual)        (Pro forma)
                                                                    (in millions)
Operating Revenues.......................................... $          77    $          74           4%
Operating Expenses:
     Natural Gas............................................             8                8          --
     Operation and Maintenance..............................            22               23          (4%)
     Depreciation and Amortization..........................            10               12         (17%)
     Other Operating Expenses...............................             4                4          --
                                                             -------------    -------------
          Total Operating Expenses..........................            44               47          (6%)
                                                             -------------    -------------
Operating Income............................................ $          33    $          27          22%
                                                             =============    =============
Throughput Data (in million MMBtu):
   Natural Gas Sales........................................             4                5         (20%)
   Transportation...........................................           187              212         (12%)
        Elimination (1).....................................           (4)              (4)          --
                                                             -------------    -------------
Total Throughput............................................           187              213         (12%)
                                                             =============    =============





                                                               Six Months Ended June 30,        Percent
                                                                 1998             1997           Change
                                                             -------------    -------------     ---------
                                                               (Actual)        (Pro forma)
                                                                    (in millions)
Operating Revenues.......................................... $         148    $         158        (6%)
Operating Expenses:
     Natural Gas............................................            16               19       (16%)
     Operation and Maintenance..............................            40               45       (11%)
     Depreciation and Amortization..........................            19               25       (24%)
     Other Operating Expenses...............................             8                7        14%
                                                             -------------    -------------
          Total Operating Expenses..........................            83               96       (14%)
                                                             -------------    -------------
Operating Income............................................ $          65    $          62         5%
                                                             =============    =============

Throughput Data (in million MMBtu):
   Natural Gas Sales........................................             8                9       (11%)
   Transportation...........................................           424              462        (8%)
        Elimination (1).....................................           (7)              (9)        22%
                                                             -------------    -------------
Total Throughput............................................           425              462        (8%)
                                                             =============    =============

-------------

     (1) Elimination refers to volumes of natural gas both transported and sold by Interstate Pipeline and, therefore, excluded from total throughput.

         Interstate Pipeline operating income increased $6 million and $3 million in the second quarter and first six months of 1998, respectively, compared to pro forma operating income for the same periods in 1997. The increase for the three months ended June 1998 is due primarily to $6 million recorded in connection with the settlement of certain litigation and lower operating expenses in the second quarter of 1998. The increase for the first six months is attributable to $5 million recorded in the first quarter of 1998 in connection with the settlement of an MRT rate case, as well as the items mentioned above, offset by $7 million of non-recurring transportation revenues in the first quarter of 1997, discussed below.

         Operating revenues for Interstate Pipeline increased by $3 million for the second quarter of 1998 compared to pro forma operating revenues for the same period in 1997. The increase in revenues is primarily due to the settlement of outstanding litigation related to certain gas purchase contracts which resulted in the recognition of approximately $6 million of revenues in April 1998, offset by a decrease in sales volumes.

         Interstate Pipeline operating revenues decreased $10 million for the first six months of 1998 compared to pro forma operating revenues for the same period in 1997. The decrease in revenues is in part due to $7 million of non-recurring transportation revenues recognized in the first quarter of 1997. The revenues were recognized following a settlement with the Arkla division of NorAm related to service provided in several of Arkla's operating jurisdictions. The settlement with Arkla also resulted in reduced transportation rates which reduced revenues for the period. These decreases were partially offset by the increase in revenues due to the litigation settlement in the second quarter of 1998, mentioned above.

         Operation and maintenance expense decreased $1 million and $5 million in the second quarter and first six months of 1998, respectively, compared to pro forma operation and maintenance expense for the same periods in 1997. The decreases were primarily due to lower costs resulting from cost control initiatives and decreased maintenance due to milder weather in the first quarter of 1998.

         Depreciation and amortization expenses decreased $2 million and $6 million in the second quarter and first six months of 1998, respectively, in comparison to pro forma depreciation and amortization expenses for the same periods of 1997 due to a $5 million rate settlement recorded in the first quarter of 1998. The rate settlement, effective January 1998, provided for a reduction of MRT's depreciation rates retroactive to July 1996.

ENERGY MARKETING

         Energy marketing and gathering business (Energy Marketing) includes the operations of NorAm's wholesale and retail energy marketing businesses and natural gas gathering activities of NorAm (conducted, respectively, by NorAm Energy Services, Inc. (NES), NorAm Energy Management, Inc. and NorAm Field Services Corp., three wholly owned subsidiaries of NorAm).

         The following table provides summary data regarding the results of operations of Energy Marketing, including operating statistics, on an actual basis for the three and six months ended June 30,1998 and on a pro forma basis for the three and six months ended June 30, 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).



                                                               Three Months Ended June 30,         Percent
                                                                  1998              1997            Change
                                                             --------------------------------   ---------------
                                                                (Actual)         (Pro forma)
                                                                      (in millions)
Operating Revenues.......................................... $        1,043     $         648        61%
Operating Expenses:
     Natural Gas............................................            618               524        18%
     Purchased Power........................................            396                97       308%
     Operation and Maintenance..............................             30                18        67%
     Depreciation and Amortization..........................              3                 3        --
     Other Operating Expenses...............................              2                 1       100%
                                                             --------------     -------------
          Total Operating Expenses..........................          1,049               643        63%
                                                             --------------     -------------
Operating Income (Loss)..................................... $           (6)    $           5        --
                                                             ==============     =============

Operations Data:
 Natural Gas (in Bcf):
       Sales................................................            310               272        14%
       Transportation.......................................              6                 5        20%
       Gathering............................................             57                62        (8%)
                                                             --------------     -------------
            Total...........................................            373               339        10%
                                                             --------------     -------------
Electricity:
       Wholesale Power Sales (in thousand MWH)..............         16,348             4,977       228%
                                                             --------------     -------------

                                                                Six Months Ended June 30,            Percent
                                                                  1998              1997              Change
                                                             -----------------------------------    ----------
                                                                (Actual)         (Pro forma)
                                                                      (in millions)
Operating Revenues........................................... $       2,088     $          1,693         23%
Operating Expenses:
     Natural Gas.............................................         1,326                1,435         (8%)
     Purchased Power.........................................           697                  209        233%
     Operation and Maintenance...............................            53                   38         39%
     Depreciation and Amortization...........................             6                    5         20%
     Other Operating Expenses................................             3                    2         50%
                                                              -------------     ----------------
          Total Operating Expenses...........................         2,085                1,689         23%
                                                              -------------     ----------------
Operating Income ............................................ $           3     $              4        (25%)
                                                              =============     ================

Operations Data:
 Natural Gas (in Bcf):
       Sales.................................................           647                  591          9%
       Transportation........................................            12                   12         --
       Gathering.............................................           115                  122         (6%)
                                                              -------------     ----------------
            Total............................................           774                  725          7%
                                                              -------------     ----------------
Electricity:
       Wholesale Power Sales (in thousand MWH)...............        30,118                9,561        215%
                                                             --------------     ----------------

         Energy Marketing operating income decreased $11 million and $1 million in the second quarter and first six months of 1998, respectively, in comparison to pro forma operating income for the same periods in 1997. The $11 million decrease for the second quarter is primarily due to increased operating expenses (including a $4 million expense associated with an increase in reserves as discussed below) and decreased margins at NES compared to the same period in 1997. Operating income for the first six months of 1997 included $17 million in hedging losses associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997.

         Operating Revenues. Operating revenues for Energy Marketing increased $395 million for each of the second quarter and first six months of 1998 compared to pro forma operating revenues for the same periods in 1997. For the second quarter, wholesale power sales increased $300 million due to increased trading activity. For the first six months, wholesale power sales increased $490 million due to increased trading activity, offset by a reduction in gas sales of approximately $120 million primarily due to a decrease in the sales price of natural gas.

         Operating Expenses. Natural gas expenses increased $94 million for the second quarter of 1998 and decreased $109 million for the first six months of 1998 compared to the same periods in 1997. The increase for the three month period is attributable to increased gas marketing activities. The decrease for the six month period in 1998 is due to the decrease in the price of natural gas in that period and the hedging losses in 1997 mentioned above.

         Purchased power expenses increased $299 million and $488 million for the second quarter of 1998 and first six months of 1998 due to increased marketing activities.

         Operation and maintenance expenses increased $12 million and $15 million when compared to pro forma operation expenses for the second quarter and first six months of 1997, respectively. This increase is largely due to increased staffing and marketing activities made in support of the increased sales and expanded marketing efforts at NES. The Company believes that NES' energy marketing and risk management services have the potential of complementing the Company's strategy of developing and/or acquiring unregulated generation assets in other markets. As a result, the Company has made, and expects to continue to make, significant investments in developing NES' internal software, trading and personnel resources. The increase in operation and maintenance expenses is also due to a $4 million expense associated with an increase in NES's reserve due to increased counter party credit and performance risk associated with higher prices and higher volatility in the electric power market.

         To minimize fluctuations in the price of natural gas and transportation, the Company, primarily through NES, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing gas storage inventory and (iii) certain anticipated transactions, some of which carry off-balance sheet risk. NES also enters into natural gas derivatives for trading purposes and electricity derivatives for hedging and trading purposes. For a discussion about the Company's accounting treatment of derivative instruments, see Note 2 to the Company's 10-K Financial Statements,
Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the
Form 10-K, and Item 3 (Quantitative and Qualitative Disclosures About Market
Risk) in this Form 10-Q.

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

         Results of operations data for International are presented in the following table on an actual basis for the three and six months ended June 30, 1998 and on a pro forma basis for the three and six months ended June 30, 1997 as if the NorAm acquisition had occurred as of January 1, 1997. The primary pro forma adjustment gives effect to project development costs and other expenditures incurred by NorAm prior to the Acquisition Date. The adjustment had no effect on operating revenues.


                                             Three Months Ended June 30,         Percent
                                            1998                   1997          Change
                                            ----                   ----          -------
                                             (Actual)           (Pro Forma)
                                                    (in millions)
Operating Revenues ....................     $169                   $ 20               --
Operating Expenses:
  Fuel ................................        5                      6              (17%)
  Operation and Maintenance ...........       12                      9               33%
  Depreciation and Amortization .......        1                      1               --
                                            ----                   ----
          Total Operating Expenses ....       18                     16               13%
                                            ----                   ----
Operating Income ......................     $151                   $  4               --
                                            ====                   ====



                                                Six Months Ended June 30,         Percent
                                             1998                   1997          Change
                                             ----                   ----          -------
                                            (Actual)              (Pro Forma)
                                                      (in millions)
Operating Revenues:......................... $197                   $40                --
Operating Expenses:
  Fuel......................................   10                    11                (9%)
  Operation and Maintenance.................   23                    22                 5%
  Depreciation and Amortization.............    2                     1               100%
                                             ----                   ---
          Total Operating Expenses..........   35                    34                 3%
                                             ----                   ---
Operating Income............................ $162                   $ 6                --
                                             ====                   ===


         International operating income increased $147 million and $156 million for the second quarter and first six months of 1998, respectively, compared to pro forma operating income for the same periods in 1997. The increase in operating income in both periods is due primarily to the $138 million pre-tax gain on the sale of its 63 percent interest in EDELAP. Excluding the sale of its investment in EDELAP, International's operating income for the second quarter and six months ended June 30, 1998 would have been $13 million (compared to $4 million on a pro forma basis in the prior period) and $24 million (compared to $6 million on a pro forma basis in the prior period), respectively. These increases in operating income reflect increased equity earnings from International's investments in Light, the electric utility serving Rio de Janeiro, Brazil and EPSA, a Colombian electric utility. HI Energy acquired its investment in EPSA in June 1997.

         In June 1998, International acquired equity interests (ranging from approximately 38% to 45%) in three distribution systems located in northern and eastern El Salvador, including the city of San Salvador. The aggregate purchase price was approximately $150 million.

        For additional information regarding the sale of EDELAP, the investments in the El Salvador systems and the August 1998 investment in two Colombian electrical distribution companies, see Note 10(a) and 11 to the Company's Interim Financial Statements. For information regarding International's foreign investments and investment strategies, see Note 10(a) to the Company's Interim Financial Statements in the First Quarter 10-Q, Note 5 to the Company's 10-K Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Results of Operations by Business Segment--International," "--Certain Factors Affecting Future Earnings of the Company and its Subsidiaries--Risks of Overseas Operations," and "--Liquidity and Capital Resources--Company Consolidated Sources of Capital Resources and Liquidity" in the Form 10-K.

CORPORATE

         General. The Company's corporate and other business segment (Corporate) includes corporate costs, certain of the Company's real estate holdings and inter-unit eliminations. In addition, Corporate includes the results of operations of (i) Houston Industries Power Generation, Inc. (HIPG, Inc.), a wholly owned subsidiary of the Company which is engaged in the acquisition, development and operation of domestic non-rate regulated power generation facilities, and (ii) the Company's consumer and retail customer services operations. The Company's consumer and retail customer services operations provide energy products and services to a variety of industrial and commercial customers, including energy efficiency services and space-conditioning services.

         In the second quarter of 1998, Corporate had an operating loss of $6 million compared to a pro forma operating loss of $28 million for the same period in 1997. Corporate's operating loss for the six months ended June 30, 1998 was $21 million compared to a pro forma operating loss of $39 million for the same period in 1997. The decreases in operating losses are primarily due to the non-recurring costs associated with the 1997 irrevocable contribution of 450,000 shares of Time Warner common stock (having a market value of $21.9 million and a book value of $19.5 million) to a charitable foundation established by the Company. Partially offsetting these decreases are (i) losses associated with the Company's consumer services business; (ii) start-up costs associated with the Company's non-rate regulated retail electric services business; and (iii) expenses related to the development of domestic power generation projects.

         HIPG, Inc. HIPG, Inc. seeks to participate in the domestic independent power markets through the acquisition of existing power plants and the development of new power plants (greenfield projects). HIPG, Inc.'s business strategy is to develop a commercial generation portfolio that complements the Company's other operations, including the electric and natural gas trading and marketing operations of NES.

         In April 1998, HIPG, Inc. acquired four natural gas-fired, electric generating plants (2,276 MW) from Southern California Edison Company (SCE) for approximately $230 million. In July 1998, HIPG, Inc. acquired another generating plant (1,500 MW) from SCE for approximately $43 million. All of the plants are located in southern California. Certain units of the plants have been designated as "must-run facilities" under California's Independent System Operator's (ISO) electric restructuring law. These units operate, in part, under agreements that allow the ISO to call upon them to provide voltage support. NES, an affiliate of HIPG, Inc. is acting as the plants' exclusive power marketer and supplier of natural gas. HIPG, Inc. has contracted with SCE to operate and maintain the plants with existing plant employees through April 2000. HIPG, Inc. however, exercises management authority over the plants' operations. HIPG, Inc. financed the purchase price of these generating plants with intercompany advances. The funds for such advances were obtained by a financing subsidiary of the Company under a $150 million bridge loan and from the issuance of commercial paper. For information regarding the bridge loan, see Note 8(b) to the Company's First Quarter 10-Q.

         HIPG Inc. through its subsidiaries is currently developing the following power projects: a 480 MW gas-fired merchant plant located in Boulder City, Nevada (El Dorado Project) and a 100 MW cogeneration plant located in Orange, Texas (Sabine Cogeneration Project). HIPG, Inc. will own a 50% interest in each of these projects. Construction of the El Dorado Project began in April 1998, and construction of the Sabine Cogeneration Project will begin in October 1998. The projected completion date for the El Dorado Project and the Sabine Cogeneration Project is the fourth quarter of 1999. HIPG Inc.'s share of the electric output of the El Dorado Project will be sold to NES for resale in the California and Nevada power markets. With regard to the Sabine Cogeneration Project, a portion of the electric output of the project will be sold to the Bayer Corporation, the project's industrial host. The excess electric output of the Sabine Cogeneration Project will be marketed by NES. As of June 30, 1998, capitalized costs for these projects under construction or under development were approximately $32 million.

         For information regarding expenditures made or to be made by HIPG, Inc. under existing commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Corporate" in the First Quarter 10-Q.

         The Company expects that HIPG Inc. will continue to participate actively in non-rate regulated power projects, including greenfield projects, competitive auctions, and other acquisitions of generation assets. The amount of expenditures associated with these activities is dependent upon the nature and extent of future project commitments; however, some of these expenditures could be substantial. HIPG Inc. intends to finance a portion of its non-rate regulated power projects through the proceeds from project financings (financings secured primarily by a project's revenues, capital stock and physical assets), and through equity investment and loans from the Company.

         The successful completion of greenfield and other non-rate regulated power projects is dependent upon a number of factors, which include, among other things, risks associated with failures of siting, financing, construction, permitting, governmental approvals or termination of power sales contracts (if any) as a result of a failure to meet certain construction milestones. Because many of the facilities being acquired or developed by HIPG, Inc. are "merchant" plants without a dedicated offtake customer, such facilities are sensitive to market and regulatory factors and other considerations.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS
                       OF THE COMPANY AND ITS SUBSIDIARIES

         For information on developments, factors and trends that may have an impact on the Company's future earnings, reference is made to Item 7 of the Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Certain Factors Affecting Future Earnings of the Company and its Subsidiaries."

RATE PROCEEDINGS -- ELECTRIC OPERATIONS

         The Texas Utility Commission has jurisdiction (or, in some cases, appellate jurisdiction) over the electric rates of Electric Operations and, as such, monitors Electric Operations' earnings to ensure that Electric Operations is not earning in excess of a reasonable rate of return. For information regarding the Transition Plan, see Note 9(a) to the Company's Interim Financial Statements.

ACCOUNTING TREATMENT OF ACES

         The Company accounts for its investment in TW Preferred under the cost method. As a result of the Company's issuance of the ACES, certain increases in the market value of Time Warner common stock (the security into which the TW Preferred is convertible) could result in an accounting loss to the Company, pending the conversion of the Company's TW Preferred into Time Warner common stock. For additional information regarding the accounting treatment of the TW Preferred, see Note 5 to the Company's Interim Financial Statements.

IMPACT OF YEAR 2000 COMPUTER SOFTWARE ISSUES

         Year 2000 Problem. At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many of the world's computer systems will start to produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000, as dates in the next millennium are entered into non-Year 2000 compliant programs.

         Compliance Program. In 1997, the Company initiated a corporate wide Year 2000 project to address mainframe application systems, information technology (IT) related equipment, system software, client-developed applications, building controls, and non-IT embedded systems such as process controls for energy production and delivery. Incorporated into this project were NorAm and other Company subsidiary mainframe applications, infrastructures, embedded systems and client developed applications that will not be migrated into existing or planned Company systems prior to the year 2000. The evaluation of Year 2000 issues included significant customers, key vendors, service suppliers and other parties material to the Company's operations. In the course of this evaluation, the Company has sought written assurances from such third parties as to their state of Year 2000 readiness.

         Company's State of Readiness. Work has been prioritized in accordance with business risk. The highest priority has been assigned to activities that would disrupt the physical delivery of energy; next are activities that would impact back office activities such as customer service and billing; and finally, the lowest priority has been assigned to activities that would cause inconvenience or productivity loss in normal business operations (e.g. air conditioning systems and elevators). All business units have completed an analysis of critical systems and equipment that control the production and delivery of energy, as well as corporate, departmental and personnel systems and equipment. The remediation and replacement work on the majority of IT systems, non-IT systems and infrastructure began in the first quarter of 1998 and is expected to be completed by the second quarter of 1999. Testing of these systems began in the second quarter of 1998 and is scheduled to be completed in third quarter of 1999.

         Costs to Address Year 2000 Compliance Issues. Based on current internal studies, as well as, recently solicited bids from various computer software vendors, the Company estimates that the total direct cost of resolving the Year 2000 issue will be between $35 and $40 million. This estimate includes approximately $6 million related to salaries and expenses of existing employees and approximately $3 million in hardware purchases that the Company expects to capitalize. In addition, the $35 to $40 million estimate includes approximately $2 million spent prior to 1998 and approximately $2 million expended so far in 1998. The majority of the costs related to resolving the Year 2000 issue are expected to be expended in 1999. The Company expects to fund these expenditures through internal sources.

         In September 1997, the Company entered into an agreement with SAP America, Inc. (SAP) to license SAP proprietary R/3 enterprise software. The licensed software includes finance, accounting, human resources, materials management and service delivery components. The Company's purchase of this software license and related computer hardware is part of its response to changes in the electric utility and energy services industries as well as changes in the Company's businesses and operations resulting from the acquisition of NorAm and the Company's expansion into energy trading and marketing business. Although it is anticipated that the implementation of the SAP system will have the incidental effect of negating the need to modify many of the Company's computer systems to accommodate the year 2000 problem, the Company does not deem the costs of the SAP system as directly related to its Year 2000 compliance program. The estimated costs of implementing the SAP system is approximately $182 million, inclusive of internal costs. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Impact of the Year 2000 and Other System Implementation Issues", in Item 7 of the Form 10-K.

         The estimated costs of, and timetable for, becoming Year 2000 compliant as well as the implementation of the SAP system constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (see Item 5 of this Form 10-Q). Investors are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the continued availability of certain resources, the accuracy of representations made by third parties concerning their compliance with Year 2000 issues, and other factors. The estimated costs of Year 2000 compliance also do not give effect to any future corporate acquisitions or divestitures made by the Company or its subsidiaries.

         Risks of Non-Compliance and Contingency Plans. The major applications which pose the greatest Year 2000 risks for the Company if implementation of the Year 2000 compliance program is not successful are the transmission and distribution automation systems; the time in use, demand and recorder metering system for commercial and industrial customers; and the power billing systems. The potential problems related to these systems are electric service interruptions to customers, interrupted revenue data gathering and poor customer relations resulting from delayed billing, respectively.

         Although the Company intends to complete all Year 2000 remediation and testing activities by the end of the third quarter 1999, and although the Company has initiated Year 2000 communications with significant customers, key vendors, service suppliers and other parties material to the Company's operations and is diligently monitoring the progress of such third parties in Year 2000 compliance, such third parties nonetheless represent a risk that cannot be assessed with precision or controlled with certainty. For that reason, the Company intends to develop contingency plans to address alternatives in the event that Year 2000 failures of automatic systems and equipment occur. Preliminary discussions have been held regarding the contingency plan and a final contingency plan is scheduled to be completed prior to mid-year 1999.

                         LIQUIDITY AND CAPITAL RESOURCES

COMPANY CONSOLIDATED SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

         Company. At June 30, 1998, the Company, exclusive of subsidiaries, had a revolving credit facility of $200 million used to support the issuance of up to $200 million of commercial paper. There were no commercial paper borrowings and no loans outstanding under this facility at June 30, 1998. In addition, at June 30, 1998, the Company had shelf registration statements providing for the future issuance, subject to market and other conditions, of $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities.

         In January 1998, pollution control revenue refunding bonds aggregating $104.7 million with $29.7 million bearing an interest rate of 5.25% and $75 million bearing an interest rate of 5.15%, were issued on behalf of the Company by the Matagorda County Navigation District Number One (MCND). The bonds will mature in 2029. Proceeds from the issuances were used in February 1998 to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $104.7 million.

         In February 1998, pollution control revenue refunding bonds aggregating $290 million were issued on behalf of the Company by the Brazos River Authority
(BRA). The BRA bonds bear an interest rate of 5 1/8% and mature in May 2019 ($200 million) and November 2020 ($90 million). Proceeds from the issuances were used in May 1998 to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $290 million.

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

         In the first quarter of 1998, NorAm repaid at maturity $1 million of its 9.3% medium-term notes and satisfied the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due March 2012 using debentures purchased in 1996 and 1997. In May 1998, NorAm repaid at maturity $28 million of medium-term notes carrying an average interest rate of 8.74%.

         In March 1998, NorAm replaced its $400 million revolving credit facility with a five-year $350 million revolving credit facility. Borrowings under the NorAm credit facility are unsecured. There were no loans outstanding under the NorAm credit facility at June 30, 1998. The NorAm credit facility supports NorAm's issuance of up to $350 million of commercial paper, but no commercial paper was outstanding at June 30, 1998. At June 30, 1998, NorAm also had a $300 million trade receivables facility under which receivables of $300 million had been sold and a shelf registration statement providing for the future issuance of debt securities of up to $200 million aggregate principal amount.

         Financing Subsidiaries. At June 30, 1998, Houston Industries FinanceCo LP's (FinanceCo) $1.6 billion revolving credit facility supported $1.3 billion in commercial paper borrowings having a weighted average interest rate of 5.89%. Proceeds from the initial issuances of commercial paper by FinanceCo in 1997 were used to fund the cash portion of the consideration paid to stockholders of the former NorAm Energy Corp. For additional information regarding the FinanceCo Facility, see Note 8(c) to the Company's 10-K Consolidated Financial Statements.

         In March 1998, FinanceCo II, a limited partnership subsidiary of the Company, entered into the FinanceCo II Facility, a six-month $150 million credit facility. At June 30, 1998, borrowings from the FinanceCo II Facility totaled $150 million. Proceeds from borrowings under the FinanceCo II Facility were used to fund a portion of HIPG, Inc.'s April 1998 purchase of four electric generation plants. For additional information regarding the FinanceCo II Facility, see Note 8(b) to the Company's Interim Financial Statements in the First Quarter 10-Q.

         General. The Company has established a "money fund" through which its subsidiaries can borrow or invest on a short-term basis. The funding requirements of individual subsidiaries are aggregated, and borrowing or investing is based on the net cash position. The money fund's net funding requirements are generally met with commercial paper issued by a financing subsidiary.

         The Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, to achieve its objectives, the Company may, when necessary, supplement its available cash resources by seeking funds in the equity or debt markets.

                              NEW ACCOUNTING ISSUES


         For calendar year 1998, the Company and NorAm will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131) and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 131 requires that companies report in their financial statements financial and descriptive information about reportable operating segments, defined by reference to the way in which management reviews its operations in order to assess performance and allocate its resources. SFAS No. 132 revises employers' disclosures about pension and other post- retirement benefit plans.

         In 2000, the Company and NorAm expect to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities.

         For information regarding the Company's adoption effective January 1, 1998 of SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), see Note 3 to the Company's Interim Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF THE
        COMPANY

        The Company and its subsidiaries have financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices and energy commodity prices see Item 7A in the Form 10-K.

        In the second quarter and first six months of 1998, the Company recorded an additional $165 million and $288 million, respectively, unrealized loss (net of tax) related to the ACES. For further discussion of this loss see
Note 5 to the Company's Interim Financial Statements. The Company believes that this additional unrealized loss for the ACES is more than economically hedged by the unrecorded unrealized gain relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. An increase of 10% in the price of the Time Warner common stock above its June 30, 1998 market value of $85.438 per share would result in the recognition of an additional unrealized accounting loss (net of tax) of approximately $105 million.

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

ITEM 1.   FINANCIAL STATEMENTS.

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                             (Thousands of Dollars)
                                   (Unaudited)


                                                      Current            Current                Former             Former
                                                       NorAm              NorAm                 NorAm              NorAm
                                                 ------------------ ------------------    ------------------ ------------------
                                                       Three            Six Months              Three            Six Months
                                                       Months             Ended                 Months             Ended
                                                       Ended             June 30,               Ended             June 30,
                                                      June 30,             1998                June 30,             1997
                                                        1998                                     1997
                                                 ------------------   ----------------    ------------------   ----------------
Revenues:                                        $        1,382,575   $      3,142,506    $        1,015,998   $      2,940,180
                                                 ------------------   ----------------    ------------------   ----------------

Expenses:
  Natural gas and purchased power, net.......             1,138,339          2,526,688               787,047          2,366,224
  Operation and maintenance..................               149,686            301,295               127,311            254,951
  Depreciation and amortization..............                46,335             91,065                36,457             72,445
  Taxes other than income taxes..............                28,197             61,869                28,568             64,723
                                                 ------------------   ----------------    ------------------   ----------------
                                                          1,362,557          2,980,917               979,383          2,758,343
                                                 ------------------   ----------------    ------------------   ----------------

Operating Income.............................                20,018            161,589                36,615            181,837

Other Income (Expense):
  Interest expense, net......................               (25,479)           (52,379)              (32,523)           (67,995)
  Distributions on trust securities..........                  (159)              (427)               (2,709)            (5,414)
  Other - net................................                 1,980              4,536                  (213)             6,095
                                                 ------------------   ----------------    ------------------   ----------------
                                                            (23,658)           (48,270)              (35,445)           (67,314)
                                                 ------------------   ----------------    ------------------   ----------------


Income (loss) Before Income Taxes............                (3,640)           113,319                 1,170            114,523

Income Tax Expense (Benefit)................                (1,490)            54,863                   468             45,411

                                                 ------------------   ----------------    ------------------   ----------------

Income (loss) Before Extraordinary Item......                (2,150)            58,456                   702             69,112

Extraordinary gain on early retirement of debt,
     less taxes..............................                                                                               237
                                                 ------------------   ----------------    ------------------   ----------------

Net Income (loss).............................   $           (2,150)  $         58,456    $              702   $         69,349
                                                 ==================   ================    ==================   ================

       See Notes to NorAm's Unaudited Consolidated Financial Statements.

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                                     ASSETS


                                                                                June 30,             December 31,
                                                                                  1998                   1997
                                                                          --------------------   --------------------
Property, Plant and Equipment
  Natural gas distribution............................................... $          1,396,145   $          1,326,442
  Interstate pipeline....................................................            1,267,187              1,258,087
  Energy marketing.......................................................              173,853                162,519
  Other..................................................................               13,537                 14,972
                                                                          --------------------   --------------------
          Total..........................................................            2,850,722              2,762,020
  Less accumulated depreciation and amortization.........................              124,330                 59,531
                                                                          --------------------   --------------------
  Property, plant and equipment-- net....................................            2,726,392              2,702,489
                                                                          --------------------   --------------------

Current Assets
  Cash and cash equivalents..............................................               29,957                 35,682
  Accounts and notes receivable, principally customer....................              737,077                969,248
  Accounts receivable - affiliated companies.............................               52,408                 10,161
  Income tax receivable..................................................               45,131
  Gas in underground storage.............................................               68,507                 63,702
  Materials and supplies.................................................               36,849                 29,611
  Gas purchased in advance of delivery...................................                6,200                  6,200
  Other current assets...................................................               15,889                 24,386
                                                                          --------------------   --------------------
          Total current assets...........................................              992,018              1,138,990
                                                                          --------------------   --------------------

Other Assets
  Goodwill, net..........................................................            2,032,701              2,026,395
  Prepaid pension asset..................................................               91,026                 92,064
  Investment in marketable equity securities.............................               19,157                 27,046
  Regulatory asset for environmental costs...............................               20,998                 21,745
  Gas purchased in advance of delivery...................................               21,675                 29,048
  Deferred debits, net...................................................               74,003                 93,010
                                                                          --------------------   --------------------
          Total other assets.............................................            2,259,560              2,289,308
                                                                          --------------------   --------------------

Total Assets............................................................. $          5,977,970   $          6,130,787
                                                                          ====================   ====================

        See Notes to NorAm's Unaudited Consolidated Financial Statements

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Thousands of Dollars)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                June 30,              December 31,
                                                                                  1998                    1997
                                                                          --------------------    --------------------
Stockholder's Equity:
  Common stock........................................................... $                  1     $                 1
  Paid-in capital........................................................            2,463,831               2,463,831
  Retained earnings......................................................               79,303                  20,847
  Unrealized loss on marketable equity securities, net of tax............              (10,669)                 (5,634)
                                                                          --------------------    --------------------
          Total stockholder's equity.....................................            2,532,466               2,479,045
                                                                          --------------------    --------------------

NorAm-Obligated Mandatorily Redeemable Convertible Trust Preferred
  Securities of Subsidiary Trust Holding Solely
  Subordinated Debentures of NorAm, net..................................                1,836                  21,290

Long-Term Debt, less Current Maturities..................................            1,212,157                 916,703

Current Liabilities:
  Current maturities of long-term debt...................................              199,860                 232,145
  Notes payable to banks.................................................                                      390,000
  Notes payable to parent................................................                                       22,100
  Receivables facility...................................................              300,000                 300,000
  Accounts payable, principally trade....................................              597,564                 668,269
  Accounts payable - affiliated companies................................                9,041
  Interest payable.......................................................               40,911                  27,273
  General taxes..........................................................               30,876                  41,315
  Customer deposits......................................................               35,858                  36,626
  Other current liabilities..............................................              134,137                 133,278
                                                                          --------------------    --------------------
          Total current liabilities......................................            1,348,247               1,851,006
                                                                          --------------------    --------------------

Deferred Credits and Other Liabilities:
  Accumulated deferred income taxes......................................              497,042                 488,299
  Estimated environmental remediation costs..............................               20,998                  21,745
  Payable under capacity lease agreement.................................               41,000                  41,000
  Benefit obligations....................................................              183,669                 182,687
  Estimated obligations under indemnification provisions of sale
     agreements..........................................................                7,352                  11,391
  Other..................................................................              133,203                 117,621
                                                                          --------------------    --------------------
          Total deferred credits and other liabilities...................              883,264                 862,743
                                                                          --------------------    --------------------

Commitments and Contingencies............................................

Total Liabilities and Stockholder's Equity............................... $         5,977,970     $          6,130,787
                                                                          ====================    ====================

        See Notes to NorAm's Unaudited Consolidated Financial Statements

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                Increase (Decrease) in Cash and Cash Equivalents
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                  Current                     Former
                                                                                   NorAm                      NorAm
                                                                            --------------------       --------------------
                                                                                 Six Months                 Six Months
                                                                                   Ended                      Ended
                                                                                  June 30,                   June 30,
                                                                                    1998                       1997
                                                                            --------------------       --------------------
Cash Flows from Operating Activities:
  Net income............................................................    $             58,456       $             69,349
  Adjustments to reconcile net income to net cash provided by
  (used in) operating activities:
     Depreciation and amortization......................................                  91,065                     72,445
     Deferred income taxes..............................................                  30,594                     16,972
     Extraordinary (gain), less taxes...................................                                               (237)
     Changes in other assets and liabilities, net of the effects of the acquisition:
       Accounts and notes receivable-net................................                 189,924                    342,855
       Inventories......................................................                 (12,591)                    14,381
       Other current assets.............................................                  23,110                        666
       Accounts payable.................................................                 (83,462)                  (268,658)
       Interest and taxes accrued.......................................                 (41,932)                    (9,667)
       Other current liabilities........................................                 (11,909)                   (34,227)
       Other - net......................................................                  28,628                      3,675
                                                                            --------------------       --------------------
          Net cash provided by operating activities.....................                 271,883                    207,554
                                                                            --------------------       --------------------

Cash Flows from Investing Activities:
  Capital expenditures..................................................                (106,267)                   (67,400)
  Other - net...........................................................                   1,147                    (31,245)
                                                                            --------------------       --------------------
          Net cash used in investing activities.........................                (105,120)                   (98,645)
                                                                            --------------------       --------------------

Cash Flows from Financing Activities:
   Retirements and reacquisitions of long-term debt.....................                 (29,000)                  (230,515)
   Issuance of bank term loan, due 1998                                                                             150,000
   Proceeds from sale of debentures.....................................                 298,514
   Decrease in notes payable............................................                (419,779)                   (43,000)
   Increase in receivables facility.....................................                                             35,000
   Common and preferred stock dividends.................................                                            (19,281)
   Conversion of convertible securities.................................                 (10,097)
   Other-net............................................................                 (12,126)                   (17,689)
                                                                            --------------------       --------------------
         Net cash used in financing activities..........................                (172,488)                  (125,485)
                                                                            --------------------       --------------------

Net (decrease) in Cash and Cash Equivalents.............................                  (5,725)                   (16,576)
Cash and Cash Equivalents at Beginning of the Period....................                  35,682                     27,981
                                                                            --------------------       --------------------
Cash and Cash Equivalents at End of the Period..........................    $             29,957       $             11,405
                                                                            ====================       ====================

Supplemental Disclosure of Cash Flow Information:
  Interest (net of amounts capitalized).................................    $             63,798       $             75,300
  Income taxes, net.....................................................                  75,129                     14,900

       See Notes to NorAm's Unaudited Consolidated Financial Statements.

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                                     Unrealized
                                                                                                     Gain (Loss)
                                         Common Stock(1)                               Retained     on Marketable
                                ---------------------------------      Paid-in         Earnings       Securities
                                     Shares             Amount         Capital         (Deficit)      Net of Tax         Total
                                ----------------     ------------   -------------    -------------   ------------   ---------------
Former NorAm:
Balance at January 1, 1997.....      137,908,173     $     86,193   $   1,001,053    $    (286,703)   $          5   $      800,548
Net Income.....................                                                             69,349                           69,349
Cash Dividends:
Common stock -- $0.07
    per share..................                                                            (19,281)                         (19,281)
Change in Market Value of
  Marketable Equity
  Securities, net of tax.......                                                                             7,792             7,792
Other Issuances................          407,180              254           3,836                                             4,090
                                ----------------     ------------   -------------    -------------   ------------   ---------------
Balance at June 30, 1997.......      138,315,353           86,447       1,004,889         (236,635)         7,797           862,498
                                ----------------     ------------   -------------    -------------   ------------   ---------------
Net Income.....................                                                            (23,237)                         (23,237)
Cash Dividends:
Change in Market Value of
  Marketable Equity
  Securities, net of tax.......                                                                            (1,918)           (1,918)
Conversion of
  NorAm-Obligated
  Mandatorily Redeemable
  Convertible Trust Preferred
  Securities of Subsidiary
  Trust Holding Solely
  Subordinated Debentures
  of NorAm to Common
  Stock........................       11,428,262            7,143         131,425                                           138,568
Other Issuances................          (59,653)             (38)          1,960                                             1,922
                                ----------------     ------------   -------------    -------------   ------------   ---------------
  Balance at July 31,
 1997..........................      149,683,962           93,552       1,138,274         (259,872)         5,879           977,833
                                ----------------     ------------   -------------    -------------   ------------   ---------------
Current NorAm (Post
Merger):
Adjustments due to Merger:
  Eliminate Former NorAm
    Balances...................     (149,683,962)         (93,552)     (1,138,274)         259,872         (5,879)         (977,833)
Capital Contribution from
  Parent.......................            1,000                1       2,463,831                                         2,463,832
Net Income.....................                                                             20,847                           20,847
Change in Market Value of
  Marketable Equity
  Securities, net of tax.......                                                                            (5,634)           (5,634)
                                ----------------     ------------   -------------    -------------   ------------   ---------------
Balance at December 31,
  1997.........................            1,000     $          1   $   2,463,831    $      20,847   $     (5,634)  $     2,479,045
                                ----------------     ------------   -------------    -------------   ------------   ---------------
                                                 (continued on next page)

                       NORAM ENERGY CORP. AND SUBSIDIARIES
          CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - (Continued)
                             (Thousands of Dollars)
                                   (Unaudited)


                                                                                                   Unrealized
                                                                                                   Gain (Loss)
                                                                                   Retained       on Marketable
                                    Common Stock (1)             Paid-in           Earnings        Securities
                               ---------------------------    -------------      ------------     -------------     --------------
                                   Shares        Amount          Capital          (Deficit)        Net of Tax            Total
                               -------------    ----------    -------------      ------------     -------------     --------------

Net Income....................                                                   $     58,456                       $       58,456
Change in Market
 Value of Marketable Equity
Securities, net of tax                                                                                   (5,035)            (5,035)
                               -------------    ----------    -------------      ------------     -------------     --------------
Balance at June 30, 1998......         1,000    $        1    $   2,463,831      $     79,303     $     (10,669)    $    2,532,466
                               =============    ==========    =============      ============     =============     ==============

        ----------

        (1) $.625 par, authorized 250,000,000 shares. On the Acquisition Date, NorAm's pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Houston Industries).


       See Notes to NorAm's Unaudited Consolidated Financial Statements.

                      NORAM ENERGY CORP. AND SUBSIDIARIES

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

         The unaudited interim financial statements and notes (NorAm's Interim Financial Statements) in this Form 10-Q (Form 10-Q) include the accounts of NorAm and its wholly owned subsidiaries. NorAm's Interim Financial Statements omit certain information included in financial statements prepared in accordance with generally accepted accounting principles and should be read in combination with the joint Annual Report on Form 10-K (Form 10-K) of Houston Industries (File No. 1-3187) and NorAm (File No. 1-13265) for the year ended December 31, 1997. The Form 10-K includes the consolidated financial statements of Houston Industries (Houston Industries' 10-K Financial Statements) and the consolidated financial statements of NorAm (NorAm's 10-K Financial Statements) for the year ended December 31, 1997. For additional information regarding the presentation of interim period results, see Note 6 below.

         The following notes to NorAm's Form 10-K Financial Statements relate to material contingencies. These notes, as updated by the notes contained in NorAm's Interim Financial Statements, are incorporated herein by reference and include the following:

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

         Assuming the Merger occurred on January 1, 1997, NorAm's unaudited pro forma results for the second quarter of 1997 were a net loss of $3 million and NorAm's unaudited pro forma net income for the first six months of 1997 were $62 million. Pro forma results are based on assumptions deemed appropriate by NorAm's management, have been prepared for informational purposes only and are not necessarily indicative of the results which would have resulted had the Merger actually taken place on the date indicated.

(3)  COMPREHENSIVE INCOME

         Effective January 1, 1998, NorAm adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS No.
130). SFAS No. 130 requires that the total amount of comprehensive income and all items that meet the definition of a component of comprehensive income (as defined below) be reported in the year-end financial statements for the annual period in which they are recognized and the total amount of comprehensive income be prominently displayed in those same financial statements. Comprehensive income is defined, to include not only net income (loss) but also the change in stockholder's equity during a period from transactions and other events and circumstances from non-stockholder sources.

         In the second quarter of 1998, NorAm had a total comprehensive loss of $9 million compared to comprehensive income of $7 million in the corresponding period in 1997. In the first six months of 1998, NorAm had total comprehensive income of $53 million compared to $77 million in the corresponding period in 1997.

         In addition to net income, comprehensive income in all periods reflects unrealized gains or losses on NorAm's investment in marketable equity securities.

(4) DEPRECIATION

         NorAm calculates depreciation using the straight-line method. NorAm's depreciation expense for the second quarter and first six months of 1998 was $30 million and $63 million, respectively.

(5)  LONG-TERM DEBT AND SHORT-TERM FINANCINGS

         In May 1998, NorAm repaid at maturity $28 million of medium-term notes carrying an average interest rate of 8.74%. For information regarding NorAm's $350 million revolving credit facility (NorAm Credit Facility), see Note 5 to NorAm's Interim Financial Statements in the First Quarter 10-Q. At June 30, 1998, there were no commercial paper borrowings and no loans outstanding under the facility. For information regarding NorAm's $300 million receivables facility, see Note 4(a) to NorAm's 10-K Financial Statements. At June 30, 1998, NorAm had sold $300 million of receivables under this facility. For information regarding (i) the issuance of $300 million principal amount of 6.5% debentures due February 1, 2008,(ii) the repayment in the first quarter of 1998 of $1 million of its 9.30% medium-term notes and (iii) the satisfaction of the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due 2012 using debentures purchased in 1996 and 1997, see Note 5 to NorAm's Interim Financial Statements in the First Quarter 10-Q.

(6) NORAM OBLIGATED MANDATORILY REDEEMABLE TRUST SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES OF NORAM.

         For information regarding $177.8 million of convertible preferred securities issued by a statutory business trust formed by Former NorAm, of which $1.4 million were outstanding at June 30, 1998, see Note 5 to NorAm's Form 10-K Financial Statements. The sole asset of the trust consists of junior subordinated debentures of NorAm having interest rates and maturity dates corresponding to the preferred securities, and the principal amount corresponding to the common and preferred securities issued by the trust.

(7)  INTERIM PERIOD RESULTS: RECLASSIFICATIONS

         NorAm's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) the Merger, (ii) seasonal temperature variations affecting energy consumption and (iii) the timing of maintenance and other expenditures. In addition, certain amounts from the prior year have been reclassified to conform to NorAm's presentation of financial statements in the current year. Such reclassifications do not affect earnings.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF NORAM ENERGY CORP. AND CONSOLIDATED SUBSIDIARIES.

        NorAm meets the conditions specified in General Instruction H to Form 10-Q and is thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, NorAm has omitted from this Form 10-Q the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (changes in securities and use of proceeds), Item 3 (defaults upon senior securities), and Item 4 (submission of matters to a vote of security holders). In lieu of the information called for by
Item 2 (management's discussion and analysis of financial condition and results of operations) of Form 10-Q, NorAm has included the following Management's Narrative Analysis of the Results of Operations of NorAm Energy Corp. and Consolidated Subsidiaries to explain material changes in the amount of revenue and expense items of NorAm between the second quarter and first six months of 1998 and the first quarter and first six months of 1997, respectively. Reference is made to Management's Narrative Analysis of the Results of Operations of NorAm and consolidated subsidiaries in Item 7 of the Form 10-K, NorAm's consolidated financial statements and notes contained in Item 8 of the Form 10-K and NorAm's Interim Financial Statements contained in this Form 10-Q. For a discussion of the qualifications and assumptions underlying the use of forward looking information, see Item 5 of this Form 10-Q.

                               NORAM ENERGY CORP.

         NorAm conducts operations primarily in the natural gas industry, including gathering, transmission, marketing, storage and distribution. Collectively, these operations accounted for in excess of 93% of NorAm's total revenues, income or loss and identifiable assets in the second quarter and first six months of 1998. Accordingly, NorAm is not required to report on a "segment" basis, although NorAm is organized into, and the following business description focuses on, the operating units described below. NorAm also makes sales of electricity, non-energy sales and provides certain non-energy services, primarily to retail gas distribution customers. In recognition of the manner in which NorAm manages its portfolio of businesses, NorAm has segregated its results of operations into: Natural Gas Distribution, Interstate Pipeline, Energy Marketing and Corporate.

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

                       CONSOLIDATED RESULTS OF OPERATIONS

        Seasonality and Other Factors. NorAm's results of operations are seasonal due to fluctuations in the demand for and, to a lesser extent, the price of natural gas. NorAm's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by NorAm and its subsidiaries, competition in NorAm's various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect NorAm's future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Certain Factors affecting Future Earnings of the Company and its Subsidiaries" in the Form 10-K.

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

         The following table sets forth selected financial and operating data on an actual basis for the second quarters and six months ended June 30, 1998 and 1997 and on a pro forma basis for the second quarter and six months ended June 30, 1997, followed by a discussion of significant variances in period-to-period results:

Selected Financial Results:


                                                               Three Months Ended June 30,
                                                      ---------------------------------------------
                                                          1998            1997           1997             Percentage
                                                        (Actual)        (Actual)     (Pro forma)(1)         Change
                                                      -----------      -----------   --------------  -----------------------
                                                               (Thousands of dollars)                     (1998 Actual to
                                                                                                          1997 Pro forma)
Operating Revenues:
  Natural Gas Distribution ......................     $   314,989      $   336,568   $      336,568            (6%)
  Interstate Pipeline ...........................          76,516           77,048           77,048            (1%)
  Energy Marketing ..............................       1,042,609          647,848          647,848            61%
 Corporate and Other ............................          14,610           18,671           18,671           (22%)

  Elimination of Intersegment Revenue (2) .......         (66,149)         (64,137)         (64,137)           (3%)
                                                      -----------     ------------   --------------
                                                      $ 1,382,575     $  1,015,998   $    1,015,998            36%
                                                      ===========     ============   ==============
Operating Income (Loss):
   Natural Gas Distribution .....................          (6,156)           5,778              (18)           --
   Interstate Pipeline ..........................          32,849           30,526           26,590            24%
   Energy Marketing .............................          (6,186)           6,532            4,808            --
   Corporate and Other ..........................            (489)          (6,221)          (3,842)           87%
                                                      -----------     ------------   --------------
   Consolidated .................................          20,018           36,615           27,538           (27%)

Interest Expense, Net ...........................          25,479           32,523           26,507            (4%)
Distributions on Subsidiary Trust Securities ....             159            2,709              515           (69%)
Other (Income) and Deductions ...................          (1,980)             213              213            --
Income Tax Expense (Benefit).....................          (1,490)             468            3,318            --
                                                      -----------     ------------   --------------
Net Income (loss)................................     $    (2,150)    $        702   $       (3,015)           29%
                                                      ===========     ============   ==============

                                                         Six Months Ended June 30,
                                              -----------------------------------------------
                                                  1998             1997             1997             Percentage
                                                (Actual)         (Actual)        Pro forma(1)          Change
                                              ------------      -----------      ------------   -----------------------
                                                                (Thousands of dollars)             (1998 Actual to
                                                                                                   1997 Pro forma)
Operating Revenues:
   Natural Gas Distribution .................  $ 1,031,885      $ 1,217,819      $  1,217,819           (15%)
   Interstate Pipeline ......................      147,497          162,698           162,698            (9%)
   Energy Marketing .........................    2,088,228        1,693,314         1,693,314            23%
   Corporate and Other ......................       35,726           35,430            35,430             1%
   Elimination of Intersegment Revenues(2) ..     (160,830)        (169,081)         (169,081)            5%
                                               -----------      -----------      ------------
                                               $ 3,142,506      $ 2,940,180      $   2,940,18             7%
                                               ===========      ===========      ============
Operating Income (Loss):

  Natural Gas Distribution ..................       95,448          118,430           106,876           (11%)
  Interstate Pipeline .......................       64,922           69,377            61,220             6%
  Energy Marketing ..........................        3,395            7,213             3,745            (9%)
  Corporate and Other .......................       (2,176)         (13,183)           (8,641)           75%
                                               -----------      -----------      ------------
  Consolidated ..............................      161,589          181,837           163,200            (1%)

Interest Expense, Net .......................       52,379           67,995            55,787            (6%)
Distributions on Subsidiary Trust ...........          427            5,414             1,029           (59%)
Other (Income) and Deductions ...............       (4,536)          (6,095)          (6,094)            26%
Income Tax Expense ..........................       54,863           45,411            50,551             9%
                                               -----------      -----------      ------------
Income Before Extraordinary Item ............       58,456           69,112            61,927            (6%)
Extraordinary Item                                                      237                              --
                                               -----------      -----------      ------------
Net Income                                     $    58,456      $    69,349      $     61,927            (6%)
                                               ===========      ===========      ============

(1) Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1, 1997. Adjustments for goodwill have been allocated to the respective business units.

(2) Elimination of operating revenues derived from sales to affiliated business units.

        Second Quarter of 1998 Compared to Second Quarter of 1997 (Actual). NorAm had a consolidated net loss of $2 million for the second quarter of 1998 compared to net income of $0.7 million in the same period in 1997. The decrease in earnings is primarily attributable to the purchase accounting effects of the Merger including the amortization of goodwill and adjustments to interest expense.

        Second Quarter of 1998 Actual Compared to Second Quarter of 1997 Pro Forma. NorAm had a consolidated net loss of $2 million for the second quarter of 1998 compared to a pro forma consolidated loss of $3 million in the same period in 1997. The consolidated net loss was due to decreased operating income at Natural Gas Distribution and Energy Marketing offset by increased operating income at Interstate Pipeline and decreased interest expense, as described below.

        First Six Months of 1998 Compared to First Six Months of 1997 (Actual). NorAm had consolidated net income of $58 million for the first six months of 1998 compared to net income of $69 million in the same period in 1997. The decrease in earnings is primarily attributable to the purchase accounting effects of the merger described above.

        First Six Months of 1998 Actual Compared to First Six Months of 1997 Pro Forma. NorAm had consolidated net income of $58 million for the first six months of 1998 compared to pro forma net income of $62 million in the first six months of 1997. Net income decreased primarily due to decreased operating income at Natural Gas Distribution due to warmer weather. The decrease was partially offset by increased operating income at Interstate Pipeline (described below) and decreased interest expense.

                     RESULTS OF OPERATIONS BY BUSINESS UNIT

NATURAL GAS DISTRIBUTION

         Domestic natural gas distribution operations (Natural Gas Distribution) are conducted through the Arkla, Entex and Minnegasco divisions of NorAm. These operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers in six states:
Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

         The following table provides summary data regarding the results of operations of Natural Gas Distribution, including operating statistics, on an actual basis for the second quarter and first six months of 1998 and on a pro forma basis for the second quarter and first six months of 1997 (as if the acquisition of NorAm by Houston Industries had occurred as of January 1, 1997).


                                                               Three Months Ended June 30,            Percent
                                                                  1998              1997              Change
                                                             ---------------    -------------    -----------------
                                                                (Actual)         (Pro forma)
                                                                      (in millions)
Operating Revenues.......................................... $           315    $         337           (7%)
Operating Expenses:
     Natural Gas............................................             174              186           (6%)
     Operation and Maintenance..............................              93               96           (3%)
     Depreciation and Amortization..........................              32               31            3%
     Other Operating Expenses...............................              22               24           (8%)
                                                             ---------------    -------------
         Total Operating Expenses...........................             321              337           (5%)
                                                             ---------------    -------------
Operating Income............................................ $            (6)   $           0           --
                                                             ===============    =============

Throughput Data (in Bcf):
     Residential and Commercial Sales.......................              43               51          (16%)
     Industrial Sales.......................................              13               13           --
     Transportation.........................................              10               10           --
                                                             ---------------    -------------
        Total Throughput....................................              66               74          (11%)
                                                             ===============    =============

                                                                Six Months Ended June 30,             Percent
                                                                  1998              1997              Change
                                                             ---------------    -------------    -----------------
                                                                (Actual)         (Pro forma)
                                                                      (in millions)
Operating Revenues.......................................... $         1,032    $       1,218          (15%)
Operating Expenses:
     Natural Gas............................................             632              803          (21%)
     Operation and Maintenance..............................             191              193           (1%)
     Depreciation and Amortization..........................              63               61            3%
     Other Operating Expenses...............................              50               54           (7%)
                                                             ---------------    -------------
         Total Operating Expenses...........................             936            1,111          (16%)
                                                             ---------------    -------------
Operating Income............................................ $            96    $         107          (10%)
                                                             ===============    =============

Throughput Data (in Bcf):
     Residential and Commercial Sales.......................             169              188          (10%)
     Industrial Sales.......................................              29               29           --
     Transportation.........................................              22               22           --
                                                             ---------------    -------------
        Total Throughput.................................... $           220    $         239           (8%)
                                                             ===============    =============


         Natural Gas Distribution operating income decreased $6 million and $11 million in the second quarter and first six months of 1998, respectively, compared to pro forma operating income in the same periods in 1997 due primarily to the lower demand for natural gas heating in the second quarter of 1998 and milder winter weather in the first three months of 1998. This decrease in operating income was partially offset by reduced charges at Arkla associated with the methodology of calculating the price of gas charged to customers (the purchased gas adjustment) in the second quarter and first six months of 1998 as compared to the same periods in 1997.

         Natural Gas Distribution operating revenue decreased $22 million and $186 million for the second quarter and first six months of 1998, respectively, compared to pro forma operating revenue for the corresponding periods of 1997 due principally to the weather-related factors discussed above, which resulted in lower customer usage at Entex and Minnegasco. A decrease in gas prices for the six months ended June 30, 1998 compared to the same period in the prior year also contributed to the decline in operating revenues for that period.

         Operating expenses decreased $16 million and $175 million in the second quarter and first six months of 1998, respectively, compared to pro forma operating expenses in the same periods of 1997 due to the same factors that affected operating revenues.

INTERSTATE PIPELINE

         Interstate natural gas pipeline operations (Interstate Pipeline) are conducted primarily through NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation (MRT), two wholly owned subsidiaries of NorAm. The NGT system consists of approximately 6,200 miles of natural gas transmission lines located in portions of Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The MRT system consists of approximately 2,000 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois.

         The following table provides summary data regarding the results of operations of Interstate Pipeline, including operating statistics, on an actual basis for the three and six months ended June 30, 1998 and on a pro forma basis for the three and six months ended June 30, 1997 (as if the acquisition of NorAm by Houston Industries had occurred as of January 1, 1997).



                                                              Three Months Ended June 30,           Percent
                                                                 1998             1997              Change
                                                             -------------    -------------     --------------
                                                               (Actual)        (Pro forma)
                                                                    (in millions)
Operating Revenues.......................................... $          77    $          74             4%
Operating Expenses:
     Natural Gas............................................             8                8            --
     Operation and Maintenance..............................            22               23            (4%)
     Depreciation and Amortization..........................            10               12           (17%)
     Other Operating Expenses...............................             4                4            --
                                                             -------------    -------------
          Total Operating Expenses..........................            44               47            (6%)
                                                             -------------    -------------
Operating Income............................................ $          33    $          27            22%
                                                             =============    =============

Throughput Data (in million MMBtu):
   Natural Gas Sales........................................             4                5           (20%)
   Transportation...........................................           187              212           (12%)
        Elimination (1).....................................           (4)              (4)            --
                                                             -------------    -------------
Total Throughput............................................           187              213           (12%)
                                                             =============    =============





                                                               Six Months Ended June 30,        Percent
                                                                 1998             1997           Change
                                                             -------------    -------------     ---------
                                                               (Actual)        (Pro forma)
                                                                    (in millions)
Operating Revenues.......................................... $         148    $         158       (6%)
Operating Expenses:
     Natural Gas............................................            16               19      (16%)
     Operation and Maintenance..............................            40               45      (11%)
     Depreciation and Amortization..........................            19               25      (24%)
     Other Operating Expenses...............................             8                7       14%
                                                             -------------    -------------
          Total Operating Expenses..........................            83               96      (14%)
                                                             -------------    -------------
Operating Income............................................ $          65    $          62        5%
                                                             =============    =============

Throughput Data (in million MMBtu):
   Natural Gas Sales........................................             8                9      (11%)
   Transportation...........................................           424              462       (8%)
        Elimination (1).....................................            (7)              (9)      22%
                                                             -------------    -------------
Total Throughput............................................           425              462       (8%)
                                                             =============    =============

-------------

     (1) Elimination refers to volumes of natural gas both transported and sold by Interstate Pipeline and, therefore, excluded from total throughput.

         Interstate Pipeline operating income increased $6 million and $3 million in the second quarter and first six months of 1998, respectively, compared to pro forma operating income for the same periods in 1997. The increase for the three months ended June 1998 is due primarily to $6 million recorded in connection with the settlement of certain litigation and lower operating expenses in the second quarter of 1998. The increase for the first six months is attributable to $5 million recorded in the first quarter of 1998 in connection with the settlement of an MRT rate case, as well as the items mentioned above, offset by $7 million of non-recurring transportation revenues in the first quarter of 1997, discussed below.

         Operating revenues for Interstate Pipeline increased by $3 million for the second quarter of 1998 compared to pro forma operating revenues for the same period in 1997. The increase in revenues is primarily due to the settlement of outstanding litigation related to certain gas purchase contracts which resulted in the recognition of approximately $6 million of revenues in April 1998, offset by a decrease in sales volumes.

         Interstate Pipeline operating revenues decreased $10 million for the first six months of 1998 compared to pro forma operating revenues for the same period in 1997. The decrease in revenues is in part due to $7 million of non-recurring transportation revenues recognized in the first quarter of 1997. The revenues were recognized following a settlement with the Arkla division of NorAm related to service provided in several of Arkla's operating jurisdictions. The settlement with Arkla also resulted in reduced transportation rates which reduced revenues for the period. These decreases were partially offset by the increase in revenues due to the litigation settlement in the second quarter of 1998, mentioned above.

         Operation and maintenance expense decreased $1 million and $5 million in the second quarter and first six months of 1998, respectively, compared to pro forma operation and maintenance expense for the same periods in 1997. The decreases were primarily due to lower costs resulting from cost control initiatives and decreased maintenance due to milder weather in the first quarter of 1998.

         Depreciation and amortization expenses decreased $2 million and $6 million in the second quarter and first six months of 1998, respectively, in comparison to pro forma depreciation and amortization expenses for the same periods of 1997 due to a $5 million rate settlement recorded in the first quarter of 1998. The rate settlement, effective January 1998, provided for a reduction of MRT's depreciation rates retroactive to July 1996.

ENERGY MARKETING

         Energy marketing and gathering business (Energy Marketing) includes the operations of NorAm's wholesale and retail energy marketing businesses and natural gas gathering activities of NorAm (conducted, respectively, by NorAm Energy Services, Inc. (NES), NorAm Energy Management, Inc. and NorAm Field Services Corp., three wholly owned subsidiaries of NorAm).

         The following table provides summary data regarding the results of operations of Energy Marketing, including operating statistics, on an actual basis for the three and six months ended June 30,1998 and on a pro forma basis for the three and six months ended June 30, 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).


                                                               Three Months Ended June 30,         Percent
                                                                  1998              1997            Change
                                                             --------------------------------   ---------------
                                                                (Actual)         (Pro forma)
                                                                      (in millions)
Operating Revenues.......................................... $        1,043     $         648          61%
Operating Expenses:
     Natural Gas............................................            618               524          18%
     Purchased Power........................................            396                97         308%
     Operation and Maintenance..............................             30                18          67%
     Depreciation and Amortization..........................              3                 3          --
     Other Operating Expenses...............................              2                 1         100%
                                                             --------------     -------------
          Total Operating Expenses..........................          1,049               643          63%
                                                             --------------     -------------
Operating Income (Loss)..................................... $           (6)    $           5          --
                                                             ==============     =============

Operations Data:
 Natural Gas (in Bcf):
       Sales................................................            310               272          14%
       Transportation.......................................              6                 5          20%
       Gathering............................................             57                62          (8%)
                                                             --------------     -------------
            Total...........................................            373               339          10%
                                                             --------------     -------------
Electricity:
       Wholesale Power Sales (in thousand MWH)..............         16,348             4,977         228%
                                                             --------------     -------------


                                                                 Six Months Ended June 30,        Percent
                                                                  1998              1997           Change
                                                              -------------     -------------     ---------
                                                               (Actual)        (Pro forma)
                                                                    (in millions)
Operating Revenues........................................... $       2,088     $       1,693        23%
Operating Expenses:
     Natural Gas.............................................         1,326             1,435        (8%)
     Purchased Power.........................................           697               209       233%
     Operation and Maintenance...............................            53                38        39%
     Depreciation and Amortization...........................             6                 5        20%
     Other Operating Expenses................................             3                 2        50%
                                                              -------------     -------------
          Total Operating Expenses...........................         2,085             1,689        23%
                                                              -------------     -------------
Operating Income ............................................ $           3     $           4       (25%)
                                                              =============     =============

Operations Data:
 Natural Gas (in Bcf):
       Sales.................................................           647               591         9%
       Transportation........................................            12                12        --
       Gathering.............................................           115               122        (6%)
                                                              =============     =============
            Total............................................           774               725         7%
                                                              -------------     -------------
Electricity:
       Wholesale Power Sales (in thousand MWH)...............        30,118             9,561       215%
                                                              -------------     -------------

         Energy Marketing operating income decreased $11 million and $1 million in the second quarter and first six months of 1998, respectively, in comparison to pro forma operating income for the same periods in 1997. The $11 million decrease for the second quarter is primarily due to increased operating expenses (including a $4 million expense associated with an increase in reserves as discussed below) and decreased margins at NES compared to the same period in 1997. Operating income for the first six months of 1997 included $17 million in hedging losses associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997.

         Operating Revenues. Operating revenues for Energy Marketing increased $395 million for each of the second quarter and first six months of 1998 compared to pro forma operating revenues for the same periods in 1997. For the second quarter, wholesale power sales increased $300 million due to increased trading activity. For the first six months, wholesale power sales increased $490 million due to increased trading activity, offset by a reduction in gas sales of approximately $120 million primarily due to a decrease in the sales price of natural gas.

         Operating Expenses. Natural gas expenses increased $94 million for the second quarter of 1998 and decreased $109 million for the first six months of 1998 compared to the same periods in 1997. The increase for the three month period is attributable to increased gas marketing activities. The decrease for the six month period in 1998 is due to the decrease in the price of natural gas in that period and the hedging losses in 1997 mentioned above.

         Purchased power expenses increased $299 million and $488 million for the second quarter of 1998 and first six months of 1998 due to increased marketing activities.

          Operation and maintenance expenses increased $12 million and $15 million when compared to pro forma operation expenses for the second quarter and first six months of 1997, respectively. This increase is largely due to increased staffing and marketing activities made in support of the increased sales and expanded marketing efforts at NES. NorAm believes that NES' energy marketing and risk management services have the potential of complementing Houston Industries' strategy of developing and/or acquiring unregulated generation assets in other markets. As a result, NorAm has made, and expects to continue to make, significant investments in developing NES' internal software, trading and personnel resources. The increase in operation and maintenance expenses is also due to a $4 million expense associated with an increase in NES's credit reserve due to increased counter party credit and performance risk associated with higher prices and higher volatility in the electric power market.


         To minimize fluctuations in the price of natural gas and transportation, NorAm, primarily through NES, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing gas storage inventory and (iii) certain anticipated transactions, some of which carry off-balance sheet risk. NES also enters into natural gas derivatives for trading purposes and electricity derivatives for hedging and trading purposes. For a discussion about the Company's accounting treatment of derivative instruments, see Note 2 to NorAm's 10-K Financial Statements,
Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the
Form 10-K, and Item 3 (Quantitative and Qualitative Disclosures About
Market Risk) in this Form 10-Q.

CORPORATE

         NorAm's corporate and other business (Corporate) includes the operations of NorAm's unregulated retail services business, international operations, certain real estate investments, corporate costs and elimination of transactions between affiliated business units.

         Corporate operating loss decreased $3 million and $6 million, respectively, in the second quarter and first six months of 1998 compared to the same periods of 1997. The decreases are primarily attributable to reduced corporate expenses.

                            NEW ACCOUNTING ISSUES

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - New Accounting Issues" in
Item 2 (Houston Industries) in the Form 10-Q for a discussion of certain new accounting issues.

                           PART II. OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  For a description of legal proceedings affecting the Company and its subsidiaries, including NorAm, see (i) Part I, Item 3, of the Form 10-K, Notes 3, 5 and 12 to the Company's 10-K Financial Statements and Note 8 to NorAm's 10-K Financial Statements and (ii) Part II, Item 1, of the First Quarter 10-Q. The information contained in these sections, which is incorporated herein by reference, is updated by the following information:

                  In June 1998, the lawsuit, Dumes, et al. v. Houston Lighting & Power Company, was dismissed, with prejudice, by the U.S. District Court for the Southern District of Texas, Corpus Christi Division. The lawsuit, which had been filed by landowners claiming $70 million in compensatory damages for alleged environmental contamination, was settled by the Company for a total of $84,500. For additional information regarding the lawsuit, reference is made to Part I, Item 3 (Company) of the Form 10-K.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS.

                  Company

                  At the annual meeting of the Company's shareholders held on May 6, 1998, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

                  For Item 1, the election of four nominees for Class II directors to serve three-year terms expiring in 2001:

                                                                                Broker
                                             For            Against    Abstain  Non-Vote
                                         -----------       ---------   -------  --------
                  Milton Carroll         254,444,791       4,377,921     -0-       -0-
                  John T. Cater          254,453,523       4,369,189     -0-       -0-
                  Robert C. Hanna        254,421,332       4,401,380     -0-       -0-
                  R. Steve Letbetter     254,261,821       4,560,891     -0-       -0-

                  For Item 2, the proposal to amend the 1994 Houston Industries Incorporated Long- Term Incentive Compensation Plan to increase the number of shares of Common

                  Stock subject to the plan by ten million and to increase the limitation on grants of stock options to any one individual during any calendar year:

                                                                                          Broker
                      For                         Against                Abstain         Non-Vote
                  -----------                   ----------              ---------       ----------
                  233,223,502                   21,435,968              4,163,242          -0-

                  For Item 3, the ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for 1998:

                                                                                          Broker
                      For                         Against                Abstain         Non-Vote
                  -----------                   ----------              ---------       ----------
                  255,489,758                   1,921,898               1,411,056           -0-

         NorAm

         Omitted pursuant to Instruction H(2)(b).

         In accordance with recent amendments to the shareholder proposal rules set forth in Rules 14a-4 and 14a-8 under the Securities Exchange Act of 1934, as amended, written notice of shareholder proposals submitted outside the processes of Rule 14a-8 for consideration at the 1999 Annual Meeting of Shareholders must be received by the Company on or before February 10, 1999, in order to be considered timely for purposes of Rule 14a-4. The persons designated in the Company's proxy statement shall be granted discretionary authority with respect to any shareholder proposal of which the Company does not receive timely notice.


ITEM 5.  OTHER INFORMATION.

         From time to time, the Company and NorAm may make statements regarding their assumptions, projections, expectations, intentions, or beliefs about future events. These statements and other statements that are not historical facts are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company and NorAm caution that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary materially from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward looking statements.

         The following are some of the factors that could cause actual results to differ from those expressed or implied in forward looking statements: (i) state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate restructures and affect the speed and degree to which competition enters the electric and natural gas industries; (ii) industrial, commercial and residential growth in service territories of the Company and NorAm; (iv) the weather and other natural phenomena; (v) the timing and extent of changes in commodity prices and interest rates, (vi) changes in environmental and other laws and regulations to which the Company, NorAm and their respective subsidiaries are subject or other external factors over which the Company and NorAm have no control; (vii) the results of financing efforts, (viii) growth in opportunities for the Company's and NorAm's subsidiaries and diversified operations; (ix) the effect of the Company's and NorAm's accounting policies and (x) other factors discussed in this and other filings by the Company and NorAm with the Securities and Exchange Commission.

         When used in the Company's or NorAm's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Company:

         Exhibit 10 -            Amendment to the Houston Industries
                                 Incorporated Executive Deferred Compensation
                                 Trust, effective as of August 6, 1997, by and among the Company, HI Energy and The Bank of New York, as Trustee, effective as of August
                                 6, 1997.

         Exhibit 12 -            Ratio of Earnings to Fixed Charges and
                                 Preferred Dividend

         Exhibit 27 -            Financial Data Schedule (included in
                                 electronic filing only).

         Exhibit 99(a) -         Notes 3, 5 and 12 to the Company's Consolidated
                                 Financial Statements included on pages 72 through 77 and 92 through 94 of the Form 10-K.

         NorAm:

         Exhibit 12 -            Ratio of Earnings to Fixed Charges

         Exhibit 27 -            Financial Data Schedule  (included in
                                 electronic filing only) .

         Exhibit 99(a) -         Note 8 to the NorAm Financial Statements
                                 included on pages 132 through 135 of the Form
                                 10-K.

(b)      Reports on Form 8-K.

         Company

              None

         NorAm

              None

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         HOUSTON INDUSTRIES INCORPORATED
                                  (Registrant)




                                   /s/ Mary P. Ricciardello
                          ---------------------------------------------
                                      Mary P. Ricciardello
                                 Vice President and Comptroller
                                 (Principal Accounting Officer)






Date: August 13, 1998

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               NORAM ENERGY CORP.
                                  (Registrant)




                                  /s/ Mary P. Ricciardello
                              ---------------------------------------------
                                      Mary P. Ricciardello
                                 Vice President and Comptroller
                                 (Principal Accounting Officer)



Date:  August 13, 1998

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
------             -----------

HOUSTON INDUSTRIES INCORPORATED:

    10             Amendment to the Houston Industries Incorporated Executive
                   Deferred Compensation Trust, effective as of August 6, 1997, by and among the Company, HI Energy and The Bank of New York, as Trustee, effective as of August 6, 1997.

    12             Ratio of Earnings to Fixed Charges and Preferred Dividends

    27             Financial Data Schedule for Houston Industries

    99(a)          Notes 3, 5, and 12 to the Company's Consolidated Financial
                   Statements included on pages 72 through 77 and 92 through 94 of the Form 10-K

NORAM ENERGY CORP.:

    12             Ratio of Earnings to Fixed Charges

    27             Financial Data Schedule

    99(a) Note 8 to the NorAm Financial Statements included on pages 132 through 135 of the Form 10-K
