Form 10-Q
period 1998-09-30
HOUSTON INDUSTRIES INC; NORAM ENERGY CORP/
filed 1998-11-12
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to
                               --------------    ---------------



                        -------------------------------

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

                        -------------------------------

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes X   No
                                                  ---    ---

As of November 9, 1998, Houston Industries Incorporated had 284,475,688 shares of common stock outstanding, including 11,751,632 ESOP shares not deemed outstanding for financial statement purposes and excluding 102,797 shares held as treasury stock. As of November 9, 1998, all 1,000 shares of NorAm Energy Corp's common stock were held by Houston Industries Incorporated.

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

                         HOUSTON INDUSTRIES INCORPORATED
                             AND NORAM ENERGY CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


Part I.           Financial Information                                                          Page No.
                                                                                                 --------
                  COMPANY

                  Item 1.      Financial Statements

                               Statements of Consolidated Income
                               Three Months and Nine Months Ended
                               September 30, 1998 and 1997 (unaudited)                                   1

                               Consolidated Balance Sheets
                               September 30, 1998 and December 31, 1997 (unaudited)                      2

                               Statements of Consolidated Cash Flows
                               Nine Months Ended September 30, 1998 and 1997 (unaudited)                 4

                               Statements of Consolidated Retained Earnings
                               Three Months and Nine Months Ended
                               September 30, 1998 and 1997 (unaudited)                                   5

                               Notes to Unaudited Consolidated Financial Statements                      6

                  Item 2.      Management's Discussion and Analysis
                               of Financial Condition and Results of
                               Operations of the Company                                                19

                  Item 3.      Quantitative and Qualitative Disclosures
                               About Market Risk of the Company                                         41

                  NORAM

                  Item 1.      Financial Statements

                               Statements of Consolidated Income
                               Three Months and Nine Months Ended
                               September 30, 1998 and 1997 (unaudited)                                  42

                               Consolidated Balance Sheets
                               September 30, 1998 and December 31, 1997 (unaudited)                     43

                                       (i)

                         HOUSTON INDUSTRIES INCORPORATED
                             AND NORAM ENERGY CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                          TABLE OF CONTENTS - CONTINUED


                                                                                                  Page No.
                                                                                                  --------
                               Statements of Consolidated Cash Flows
                               Nine Months Ended September 30, 1998 and 1997 (unaudited)                45

                               Consolidated Statements of Stockholder's Equity
                               Three Months and Nine Months Ended
                               September 30, 1998 and 1997 (unaudited)                                  46

                               Notes to Unaudited Consolidated Financial Statements                     47

                  Item 2.      Management's Narrative Analysis of the
                               Results of Operations of NorAm Energy Corp.
                               and Consolidated Subsidiaries                                            51

                  Item 3.      Quantitative and Qualitative Disclosure
                               About Market Risk of NorAm (omitted pursuant to General Instruction H(2)(c))

Part II.          Other Information

                  Item 1.      Legal Proceedings                                                        61

                  Item 5.      Other Information                                                        61

                  Item 6.      Exhibits and Reports on Form 8-K                                         62

                  Signature(s)                                                                          63







                                      (ii)

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                             SEPTEMBER 30,                         SEPTEMBER 30,
                                                    --------------------------------      --------------------------------
                                                        1998               1997               1998               1997
                                                    -------------      -------------      -------------      -------------
REVENUES:
    Electric Operations...........................  $   1,415,832      $   1,387,262      $   3,443,694      $   3,286,816
    Natural Gas Distribution......................        249,004            180,288          1,280,889            180,288
    Interstate Pipeline...........................         70,394             39,035            217,891             39,035
    Energy Marketing..............................      1,642,373            551,229          3,730,602            551,229
    International.................................         31,813             21,458            228,494             61,386
    Other.........................................        214,853             17,132            264,795             20,199
    Eliminations .................................       (155,475)           (37,853)          (322,128)           (37,853)
                                                    -------------      -------------      -------------      -------------
       Total......................................      3,468,794          2,158,551          8,844,237          4,101,100
                                                    -------------      -------------      -------------      -------------

EXPENSES:
    Fuel and cost of gas sold.....................      1,134,356            772,306          3,468,553          1,249,514
    Purchased power...............................        970,041            226,952          1,872,557            406,576
    Operation and maintenance.....................        472,365            426,253          1,280,044            923,549
    Taxes other than income taxes.................        118,872             86,168            298,227            208,507
    Depreciation and amortization.................        267,204            184,156            677,838            446,889
                                                    -------------      -------------      -------------      -------------
       Total......................................      2,962,838          1,695,835          7,597,219          3,235,035
                                                    -------------      -------------      -------------      -------------

OPERATING INCOME..................................        505,956            462,716          1,247,018            866,065
                                                    -------------      -------------      -------------      -------------

OTHER INCOME (EXPENSE):
    Unrealized loss on ACES.......................        (40,231)                             (484,009)
    Time Warner dividend income...................         10,313             10,313             30,937             31,028
    Other- net....................................          2,691             14,724             16,201             13,631
                                                    -------------      -------------      -------------      -------------
       Total......................................        (27,227)            25,037           (436,871)            44,659
                                                    -------------      -------------      -------------      -------------

INTEREST AND OTHER CHARGES:
    Interest on long-term debt....................        101,229             91,874            310,584            217,513
    Other interest................................         20,227             18,667             67,620             51,826
    Distributions on trust securities ............          7,248              7,055             21,960             18,728
    Allowance for borrowed funds used during
        construction..............................         (1,398)               (47)            (2,967)            (1,892)
    Preferred dividends of subsidiary.............                                33                                 2,255
                                                    -------------      -------------      -------------      -------------
       Total......................................        127,306            117,582            397,197            288,430
                                                    -------------      -------------      -------------      -------------

INCOME BEFORE INCOME TAXES AND PREFERRED
  DIVIDENDS.......................................        351,423            370,171            412,950            622,294
INCOME TAXES......................................        104,066            126,209            152,528            197,249
                                                    -------------      -------------      -------------      -------------
NET INCOME........................................        247,357            243,962            260,422            425,045
PREFERRED DIVIDENDS...............................             97                 64                292                 64
                                                    -------------      -------------      -------------      -------------

NET INCOME AVAILABLE FOR COMMON STOCK.............  $     247,260      $     243,898      $     260,130      $     424,981
                                                    =============      =============      =============      =============

BASIC EARNINGS PER COMMON SHARE...................  $         .87      $         .93      $         .92      $        1.74

DILUTED EARNINGS PER COMMON SHARE.................  $         .87      $         .92      $         .91      $        1.74


            See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS


                                                                                       SEPTEMBER 30,         DECEMBER 31,
                                                                                           1998                 1997
                                                                                      ---------------      ---------------
PROPERTY, PLANT AND EQUIPMENT - AT COST:
    Electric plant:
       Plant in service.............................................................  $    13,077,006      $    12,614,000
       Construction work in progress................................................          243,332              224,959
       Nuclear fuel.................................................................          263,502              255,567
       Plant held for future use....................................................           48,588               48,631
    Gas plant and pipelines:
       Natural Gas Distribution.....................................................        1,441,865            1,326,442
       Interstate Pipelines.........................................................        1,284,127            1,258,087
       Energy Marketing.............................................................          180,755              162,519
    Other property..................................................................          194,403              149,019
                                                                                      ---------------      ---------------
          Total.....................................................................       16,733,578           16,039,224

    Less accumulated depreciation and amortization..................................        5,341,204            4,770,179
                                                                                      ---------------      ---------------

       Property, plant and equipment - net..........................................       11,392,374           11,269,045
                                                                                      ---------------      ---------------

CURRENT ASSETS:
    Cash and cash equivalents.......................................................           56,303               51,712
    Accounts receivable - net.......................................................        1,460,097              962,974
    Accrued unbilled revenues.......................................................          159,446              205,860
    Time Warner dividends receivable................................................           10,313               10,313
    Fuel stock and petroleum products...............................................          210,395               88,819
    Materials and supplies, at average cost.........................................          169,402              156,160
    Restricted deposit for bond redemption..........................................           68,700
    Prepayments and other current assets............................................           79,754               42,169
                                                                                      ---------------      ---------------

       Total current assets.........................................................        2,214,410            1,518,007
                                                                                      ---------------      ---------------

OTHER ASSETS:
    Goodwill-net....................................................................        2,109,554            2,026,395
    Investment in Time Warner securities............................................          990,000              990,000
    Equity investments in and advances to foreign and non-rate regulated
       affiliates - net.............................................................          912,596              704,102
    Deferred plant costs - net......................................................          542,232              561,569
    Deferred debits.................................................................          520,052              510,686
    Regulatory tax asset - net......................................................          415,870              356,509
    Unamortized debt expense and premium on reacquired debt.........................          208,393              202,453
    Fuel-related debits.............................................................          196,629              197,304
    Recoverable project costs - net.................................................           47,720               78,485
                                                                                      ---------------      ---------------

       Total other assets...........................................................        5,943,046            5,627,503
                                                                                      ---------------      ---------------

          Total.....................................................................  $    19,549,830      $    18,414,555
                                                                                      ===============      ===============


            See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                         CAPITALIZATION AND LIABILITIES


                                                                                      SEPTEMBER 30,         DECEMBER 31,
                                                                                           1998                 1997
                                                                                     ---------------      --------------
CAPITALIZATION:
    Common stock equity:
       Common stock, no par value................................................... $     3,135,548      $    3,112,098
       Treasury stock, at cost......................................................          (2,274)             (2,066)
       Unearned ESOP shares.........................................................        (219,863)           (229,827)
       Retained earnings............................................................       1,956,048           2,013,055
       Cumulative foreign currency translation adjustment...........................          (6,022)               (821)
       Unrealized loss on marketable equity securities..............................         (16,543)             (5,634)
                                                                                     ---------------      --------------
           Total common stock equity................................................       4,846,894           4,886,805
                                                                                     ---------------      --------------

Preference stock, none outstanding

Cumulative preferred stock, no par value, not subject to mandatory
redemption..........................................................................           9,740               9,740
                                                                                     ---------------      --------------

Company/NorAm obligated mandatorily redeemable trust preferred securities of
    subsidiary trusts holding solely subordinated debentures of Company/NorAm.......         342,280             362,172
                                                                                     ---------------      --------------

Long-term debt:
    Automatic common exchange securities (ACES).....................................       1,657,794           1,173,786
    Debentures......................................................................         966,157             669,291
    First mortgage bonds............................................................       1,864,656           2,495,459
    Notes payable...................................................................         522,070             745,889
    Pollution control revenue bonds.................................................         581,385             118,000
    Other...........................................................................          14,760              15,590
                                                                                     ---------------      --------------
       Total long-term debt.........................................................       5,606,822           5,218,015
                                                                                     ---------------      --------------
           Total capitalization.....................................................      10,805,736          10,476,732
                                                                                     ---------------      --------------

CURRENT LIABILITIES:
    Notes payable...................................................................       1,918,150           2,124,956
    Accounts payable................................................................       1,424,471             879,612
    Taxes accrued...................................................................         310,583             240,739
    Interest accrued ...............................................................         108,867             109,901
    Dividends declared..............................................................         111,047             110,716
    Customer deposits...............................................................          79,196              82,437
    Current portion of long-term debt...............................................         612,062             251,169
    Other...........................................................................         227,557             193,384
                                                                                     ---------------      --------------
       Total current liabilities....................................................
                                                                                           4,791,933           3,992,914
                                                                                     ---------------      --------------

DEFERRED CREDITS:
    Accumulated deferred income taxes...............................................       2,636,737           2,792,781
    Benefit obligations.............................................................         461,979             397,586
    Unamortized investment tax credit...............................................         333,980             349,072
    Fuel-related credits............................................................         117,000              75,956
    Other...........................................................................         402,465             329,514
                                                                                     ---------------      --------------
       Total deferred credits.......................................................       3,952,161           3,944,909
                                                                                     ---------------      --------------

COMMITMENTS AND CONTINGENCIES (NOTE 1 AND NOTE 10)
                                                                                     ---------------      --------------
          Total..................................................................... $    19,549,830      $   18,414,555
                                                                                     ===============      ==============



            See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                              NINE MONTHS ENDED
                                                                                                 SEPTEMBER 30,
                                                                                     ------------------------------------
                                                                                           1998                 1997
                                                                                     ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...................................................................... $       260,422      $       425,045

    Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation and amortization................................................         677,838              446,889
       Amortization of nuclear fuel.................................................          19,753               21,727
       Deferred income taxes........................................................        (155,782)              23,973
       Investment tax credit........................................................         (15,092)             (14,740)
       Unrealized loss on ACES......................................................         484,009
       Contribution of marketable equity securities to charitable trust.............                               19,463
       Fuel cost under recovery.....................................................         (80,331)            (168,367)
       Changes in other assets and liabilities:
           Accounts receivable - net................................................        (591,241)              75,006
           Account receivable - IRS.................................................         140,532
           Fuel surcharge...........................................................          73,539              101,196
           Inventory................................................................        (129,444)              21,260
           Other current assets.....................................................         (37,801)             (13,584)
           Accounts payable.........................................................         528,582              (95,054)
           Interest and taxes accrued...............................................          58,810               73,724
           Other current liabilities................................................         (17,200)              43,590
           Other - net..............................................................         (42,515)             (13,628)
                                                                                     ---------------      ---------------
               Net cash provided by operating activities............................       1,174,079              946,500
                                                                                     ---------------      ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures (including allowance for borrowed funds used during
       construction)................................................................        (447,152)            (180,472)
    Purchase of NorAm Energy Corp., net of cash acquired............................                           (1,422,672)
    Sale of equity investments in foreign electric system projects..................         242,744
    Equity investment in non-rate regulated foreign electric systems (including             (240,377)            (215,020)
        capitalized interest).......................................................
    Non-rate regulated domestic electric power project acquisitions (including
        capitalized interest).......................................................        (275,056)
    Equity investments in non-rate regulated domestic electric power projects.......         (42,439)
    Sale of Time Warner securities..................................................                               25,043
    Other - net.....................................................................         (40,339)             (10,484)
                                                                                     ---------------      ---------------
                Net cash used in investing activities...............................        (802,619)          (1,803,605)
                                                                                     ---------------      ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from sale of ACES -net.................................................                            1,020,770
    Proceeds from sale of Company obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely subordinated
       debentures of Company -net...................................................                              340,785
    Payment of matured bonds........................................................         (76,000)            (190,000)
    Proceeds from issuance of debentures............................................         298,514
    Restricted deposit for bond redemption..........................................         (68,700)
    Proceeds from issuance of pollution control revenue bonds.......................         454,258              115,739
    Redemption of preferred stock...................................................                             (153,628)
    Payment of common stock dividends...............................................        (316,968)            (281,009)
    Increase/(decrease) in notes payable - net......................................        (226,836)             144,765
    Extinguishment of long-term debt................................................        (402,587)            (190,338)
    Conversion of convertible securities............................................         (10,399)
    Other - net.....................................................................         (18,151)              95,427
                                                                                     ---------------      ---------------
                Net cash provided by (used in) financing activities.................        (366,869)             902,511
                                                                                     ---------------      ---------------

NET INCREASE IN CASH AND CASH EQUIVALENTS...........................................           4,591               45,406
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD....................................          51,712                8,001
                                                                                     ---------------      ---------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................... $        56,303      $        53,407
                                                                                     ===============      ===============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
    Interest (net of amounts capitalized)........................................... $       400,412      $       274,560
    Income taxes....................................................................         302,474              113,128


            See Notes to Unaudited Consolidated Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                              SEPTEMBER 30,                        SEPTEMBER 30,
                                                    --------------------------------     --------------------------------
                                                         1998              1997               1998              1997
                                                    ---------------   --------------     --------------    --------------

Balance at Beginning of Period..................... $     1,815,435   $    2,003,194     $    2,013,055    $    1,997,490

Net Income for the Period..........................         247,357          243,962            260,422           425,045
                                                    ---------------   --------------     --------------    --------------

     Total.........................................       2,062,792        2,247,156          2,273,477         2,422,535

Preferred Stock Dividends..........................             (97)             (64)              (292)              (64)

Common Stock Dividends.............................        (106,647)        (105,766)          (317,137)         (281,145)
                                                    ---------------   --------------     --------------    --------------

Balance at End of Period........................... $     1,956,048        2,141,326          1,956,048         2,141,326
                                                    ===============   ==============     ==============    ==============



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

         The Company's Interim Financial Statements omit certain information included in financial statements prepared in accordance with generally accepted accounting principles and should be read in combination with the Form 10-K as updated by the joint Quarterly Reports on Form 10-Q of the Company and NorAm for the quarters ended March 31, 1998 (First Quarter 10-Q) and June 30, 1998 (Second Quarter 10-Q). For additional information regarding the presentation of interim period results, see Note 13 to the Company's Interim Financial Statements below.

         The following notes to the financial statements in the Form 10-K relate to material contingencies. These notes, as updated by the notes contained in the Company's Interim Financial Statements, are incorporated herein by reference:

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

(2)  PRO FORMA COMBINED RESULTS OF OPERATIONS DATA

         The Company's results of operations incorporate NorAm's results of operations for all periods beginning on and after the Acquisition Date. The following table presents certain unaudited pro forma information for the three and nine month periods ended September 30, 1997, as if the acquisition of NorAm had occurred on January 1, 1997.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

                         COMBINED RESULTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                          THREE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                          --------------------------------------------------
                                                              1998              1997               1997
                                                             ACTUAL            ACTUAL            PRO FORMA
                                                          -------------     -------------      -------------
       Revenues.........................................  $       3,469     $       2,159      $       2,555
       Net Income (1)...................................  $         247     $         244      $         224
       Basic Earnings Per Share (1).....................  $        0.87     $        0.93      $        0.80
       Diluted Earnings Per Share (1)...................  $        0.87     $        0.92      $        0.80


                                                                          NINE MONTHS ENDED
                                                                            SEPTEMBER 30,
                                                          --------------------------------------------------
                                                              1998              1997               1997
                                                             ACTUAL            ACTUAL            PRO FORMA
                                                          -------------     -------------      -------------

       Revenues.........................................  $       8,844     $       4,101      $       7,438
       Net Income (1)...................................  $         260     $         425      $         441
       Basic Earnings Per Share (1).....................  $        0.92     $        1.74      $        1.57
       Diluted Earnings Per Share (1)...................  $        0.91     $        1.74      $        1.56

------------------

(1) Includes a $26 million or $0.09 basic earnings per share and a $314 million or $1.10 basic earnings per share (after-tax) non-cash unrealized accounting loss recorded in the three and nine month periods ended September 30, 1998, respectively, relating to the Company's Automatic Common Exchange Securities (ACES). For additional information on the unrealized accounting loss, see Note 6 to the Company's Interim Financial Statements.

         These and other pro forma results appearing in the Form 10-Q are based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the combined results that would have resulted had the acquisition of NorAm occurred at the beginning of 1997. Purchase related adjustments to results of operations include amortization of goodwill and the effects on depreciation, amortization, interest expense and deferred income taxes of the revaluation of the fair value of certain NorAm assets and liabilities. For information regarding the recording of the NorAm acquisition under the purchase method of accounting, see Note 1(b) to the Company's 10-K Financial Statements.

(3)  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." "Comprehensive income" is defined to include not only net income (loss), but also all changes in stockholders' equity during a reporting period except changes resulting from investments by stockholders and distributions to stockholders. The Company's

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES comprehensive income consists of net income, foreign currency translation adjustments (net of tax) and unrealized gains (losses) on the Company's investment in marketable equity securities.

         For the three months ended September 30, 1998, the Company's total comprehensive income was $241 million compared to $248 million in the corresponding period in 1997. For the nine months ended September 30, 1998, the Company's total comprehensive income was $244 million compared to $429 million in the corresponding period in 1997.

         Under SFAS No. 130, the Company will begin to report and separately display total comprehensive income and the components that comprise comprehensive income in the year-end financial statements appearing in the Company's Annual Report on Form 10-K for the year ending December 31, 1998 and subsequent annual reports.

(4)  FOREIGN CURRENCY ADJUSTMENTS

         Assets and liabilities of the Company's international operations, where the local currency is the functional currency, have been translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses have been translated using the weighted average exchange rate for each month prevailing during the periods reported. Cumulative adjustments resulting from translation have been recorded in stockholders' equity. When the U.S. dollar is the functional currency, the financial statements of international operations are remeasured in U.S. dollars using historical exchange rates for non-monetary accounts and the current rate for all other accounts. All exchange gains and losses from remeasurement and foreign currency transactions are included in consolidated net income. Foreign exchange gains and losses are not material for any period presented. Fluctuations in foreign currency exchange rates relative to the U.S. dollar can have an impact on the reported equity earnings of the Company's foreign investments. For additional information about the Company's equity investments in foreign affiliates, see
Note 5 to the Company's 10-K Financial Statements.

(5) DEPRECIATION

         The Company calculates depreciation using the straight-line method. The Company's depreciation expense for the three and nine month periods ended September 30, 1998 was $227 million and $559 million, respectively, compared to $128 million and $334 million for the same periods in 1997. For information regarding the additional depreciation of electric utility generating assets under a transition to competition plan implemented in January 1998, see Note 10(a) to the Company's Interim Financial Statements.

(6)  INVESTMENT IN TIME WARNER SECURITIES

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

         The Company has recorded its $990 million investment in the TW Preferred under the cost method. Dividends on these securities are recognized as income at the time they are earned. The Company recorded pre-tax dividend income with respect to these securities of $10 million in each of the three month periods ended September 30, 1998 and 1997 and $31 million in each of the nine month periods ended September 30, 1998 and 1997.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         To monetize its investment in the TW Preferred, the Company sold in July 1997, 22.9 million of its unsecured 7% ACES. As a result of the issuance of the ACES, a portion of the increase in the market value above $55.5844 per share of Time Warner common stock (the security into which the TW Preferred is convertible) results in unrealized accounting losses to the Company for the ACES, pending the conversion of the Company's TW Preferred into Time Warner common stock. For example, prior to the conversion of the TW Preferred into Time Warner common stock, when the market price of Time Warner common stock increases above $55.5844, the Company records in Other Income (Expense) an unrealized, non-cash accounting loss for the ACES equal to (i) the aggregate amount of such increase as applicable to all ACES multiplied by (ii) 0.8264. In accordance with generally accepted accounting principles, this accounting loss (which reflects the unrealized increase in the Company's indebtedness with respect to the ACES) may not be offset by accounting recognition of the increase in the market value of the Time Warner common stock that underlies the TW Preferred. Upon conversion of the TW Preferred, the Company will begin recording unrealized net changes in the market prices of the Time Warner common stock and the ACES as a component of common stock equity and other comprehensive income.

         As of September 30, 1998, the market price of Time Warner common stock was $87.563 per share. Accordingly, the Company recognized an increase of $40 million and $484 million during the three and nine month periods ended September 30, 1998, respectively, in the unrealized liability relating to its ACES indebtedness (which resulted in an after-tax earnings reduction for such periods of $26 million or $.09 basic earnings per share and $314 million or $1.10 basic earnings per share, respectively). The Company believes that the cumulative unrealized loss for the ACES of $605 million is more than economically offset by the approximately $1 billion unrecorded unrealized gain at September 30, 1998 relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. For the quarter ended September 30, 1998, there was an increase in the unrecorded unrealized gain in the fair value of Time Warner common stock underlying the investment in TW Preferred of $49 million. Any gain related to the increase in the fair value of Time Warner common stock would be recognized as a component of net income upon the sale of the TW Preferred or the shares of common stock into which such TW Preferred is converted.

(7)  CAPITAL STOCK

(a)  Common Stock.

         At September 30, 1998, the Company had 284,471,909 shares of common stock issued and outstanding (out of a total of 700,000,000 authorized shares). At December 31, 1997, the Company had 282,875,266 shares of common stock issued and outstanding. Outstanding common shares excluded (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (11,674,063 and 12,388,551 at September 30, 1998 and December 31, 1997, respectively) and (ii) treasury shares (102,544 and 93,459 at September 30, 1998 and December 31, 1997, respectively).

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         The Company has authorized the repurchase of up to $89 million of its common stock, $361 million of common stock having been previously purchased pursuant to a repurchase program authorized in 1996. Purchases of the Company's common stock, which may not be preceded by public announcement, may be made in open market or privately negotiated transactions from time to time as determined by management. Such repurchases are subject to market conditions, applicable legal requirements, available cash and other factors.

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

         The following table presents a reconciliation of the Company's numerators and denominators of basic and diluted earnings per share calculations:

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES


                                                               THREE MONTHS ENDED            NINE MONTHS ENDED
                                                            --------------------------   ---------------------------
                                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                            --------------------------   ---------------------------
                                                              1998(1)         1997        1998(2)          1997
                                                            --------------------------------------------------------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income before preferred dividends.......................  $   247,357    $  243,962    $  260,422     $   425,045
  Less: Preferred dividends...............................           97            64           292              64
                                                            -----------    ----------    ----------     -----------
  Net income attributable to common stock.................  $   247,260    $  243,898    $  260,130     $   424,981
                                                            ===========    ==========    ==========     ===========

  Weighted average shares outstanding.....................      284,344       263,373       283,965         243,769

Basic EPS:
  Income before preferred dividends.......................  $     0.870    $    0.926    $    0.916     $     1.743
  Less: Preferred dividends...............................           --            --            --              --
                                                            -----------    ----------    ----------     -----------
  Net income attributable to common stock.................  $     0.870    $    0.926    $    0.916     $     1.743
                                                            ===========    ==========    ==========     ============
Diluted EPS Calculation:
  Income before preferred dividends.......................  $   247,357    $  243,962    $  260,422     $   425,045
  Plus: Income impact of assumed conversions:
     Interest on 6 1/4% convertible debentures............           14           207            43             207
                                                            -----------    ----------    ----------     -----------
  Income before preferred dividends assuming dilution.....      247,371       244,169       260,465         425,252
  Less: Preferred dividends...............................           97            64           292              64
                                                            -----------    ----------    ----------     -----------
  Net income attributable to common stock.................  $   247,274    $  244,105    $  260,173     $   425,188
                                                            ============   ==========   ===========    ============

  Weighted average shares outstanding.....................      284,344       263,373       283,965         243,769
  Plus: Incremental shares from assumed conversions:
     Stock options........................................          165            18           154              21
     Restricted stock.....................................          492           369           492             369
     6 1/4% convertible debentures........................           44           946            44             946
                                                            ------------   -----------   -----------    ------------
  Weighted average shares assuming dilution...............      285,045       264,706       284,655         245,105
                                                            ============   ===========   ===========    ============

Diluted EPS:
  Income before preferred dividends.......................  $     0.867    $    0.922    $    0.914     $     1.735
  Less: Preferred dividends...............................           --            --            --              --
                                                            ------------   -----------   -----------    ------------
  Net income attributable to common stock.................  $     0.867    $    0.922    $    0.914     $     1.735
                                                            ============   ===========   ===========    ============

-----------------
(1) For the three months ended September 30, 1998, the computation of diluted EPS excludes purchase options for 379 shares of common stock, because the exercise prices for such shares (ranging from $30.18 to $35.18 per share) were greater than the $29.07 per share average market price for the period and would thus be anti-dilutive if exercised.

(2) For the nine months ended September 30, 1998, the computation of diluted EPS excludes purchase options for 379 shares of common stock, because the exercise prices for such shares (ranging from $30.18 to $35.18 per share) were greater than the $28.28 per share average market price for the period and would thus be anti-dilutive if exercised.

               HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(c)  Preferred Stock.

         At September 30, 1998 and December 31, 1997, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares of $4.00 Preferred Stock were outstanding. The $4.00 Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

(d)  Preference Stock.

         At September 30, 1998 and December 31, 1997, the Company had 10,000,000 authorized shares of preference stock. Of the authorized shares of preference stock, the Company has designated 700,000 shares as Series A Preference Stock, 27,000 shares as Series B Preference Stock and 1,575 shares as Series C Preference Stock.

         At September 30, 1998, the number of shares of Series B Preference Stock and Series C Preference Stock issued and outstanding was 17,000 and 1,575, respectively. The shares of Series B and Series C Preference stock are not deemed outstanding for financial reporting purposes, because the sole holders of such series are wholly owned financing subsidiaries of the Company (see Notes 7(b) and 8(c) to the Company's 10-K Financial Statements with respect to Series B Preference Stock and Notes 6(d) and 8(b) to the Company's Interim Financial Statements in the First Quarter 10-Q with respect to Series C Preference Stock). The shares of Series A Preference Stock are issuable only pursuant to the Company's Shareholder Rights Agreement. At September 30, 1998, there were no shares of Series A Preference Stock outstanding.

(8) COMPANY/NORAM OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES OF THE COMPANY AND NORAM

         For information regarding (i) $250 million of preferred securities and $100 million of capital securities issued by two statutory business trusts formed by the Company and (ii) $177.8 million of convertible preferred securities (of which $1.3 million were outstanding at September 30, 1998), issued by a statutory business trust formed by NorAm, see Note 9 to the Company's 10-K Financial Statements. The sole asset of each trust consists of junior subordinated debentures of the Company or NorAm having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by such trust.

(9)  LONG-TERM DEBT AND SHORT-TERM FINANCING

(a)  Consolidated Debt.

         The following table summarizes the Company's outstanding consolidated long-term and short-term indebtedness. At September 30, 1998, approximately $1.8 billion of this debt represents indebtedness of NorAm.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

              CONSOLIDATED LONG-TERM DEBT AND SHORT-TERM BORROWINGS
                                  (IN MILLIONS)


                                                     SEPTEMBER 30, 1998                   DECEMBER 31, 1997
                                               -------------------------------      ------------------------------
                                                 LONG-TERM        CURRENT (1)        LONG-TERM        CURRENT (1)
Short-Term Borrowings:
  Commercial Paper.........................                       $      1,465                       $       1,435
  Lines of Credit..........................                                150                                 390
  NorAm Receivables Facility...............                                300                                 300
  Notes Payable............................                                  3
                                               --------------     ------------      ------------     -------------
Total Short-Term Borrowings................                              1,918                               2,125
                                               --------------     ------------      ------------     -------------
Long-Term Debt - net:
  ACES.....................................    $        1,658                       $      1,174
  Debentures(2)(3).........................               966                                669
  First Mortgage Bonds(2)..................             1,865              239             2,495
  Pollution Control Bonds..................               581                                118                 5
  NorAm Medium-Term Notes(3)...............               179                                182                79
  Notes Payable(3).........................               343              372               565               166
  Capital Leases...........................                15                1                15                 1
                                               --------------     ------------      ------------     -------------
Total Long-Term Debt.......................             5,607              612             5,218               251
                                               --------------     ------------      ------------     -------------
  Total Long-Term and Short-Term Debt......    $        5,607     $      2,530      $      5,218     $       2,376
                                               ==============     ============      ============     =============

--------------

(1) Includes amounts due within one year of the date noted.

(2) Includes unamortized discount related to debentures of approximately $1 million at September 30, 1998 and December 31, 1997 and unamortized discount related to first mortgage bonds of approximately $11 million and $14 million at September 30, 1998 and December 31, 1997, respectively.

(3) Includes unamortized premium related to fair value adjustments of approximately $19 million and $16 million for debentures at September 30, 1998 and December 31, 1997, respectively. The unamortized premium for NorAm long-term and current medium-term notes was approximately $13 million and $0 at September 30, 1998, respectively, and $17 million and $3 million at December 31, 1997, respectively. The unamortized premium for long-term and current notes payable was approximately $4 million each at September 30, 1998 and $14 million and $3 million, respectively, at December 31, 1997.

         Consolidated maturities of long-term debt and sinking fund requirements for the Company (including NorAm) are $156 million for the remainder of 1998.

(b)  Financing Developments

         Company: At September 30, 1998, a financing subsidiary of the Company had $1.3 billion in commercial paper borrowings supported by a $1.6 billion revolving credit facility. As of September 30, 1998, the weighted average interest rate of these commercial paper borrowings was 5.89%. Proceeds from the initial issuance of commercial paper under this facility were used to fund a portion of the acquisition of NorAm. For information regarding this facility, see Note 8(c) to the Company's 10-K Financial Statements and Note 8(b) to the Company's Interim Financial Statements in the First Quarter 10-Q.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         At September 30, 1998, another financing subsidiary of the Company had $150 million in borrowings under a separate credit facility. At September 30, 1998, the weighted average interest rate of these borrowings was 5.89%. Proceeds under this facility were used to fund a portion of the acquisition of electric generating plants acquired by Houston Industries Power Generation, Inc. (HIPG, Inc.) in April 1998. The facility will terminate on December 31, 1998. For additional information regarding this facility, see Note 8(b) to the Company's Interim Financial Statements in the First Quarter 10-Q.

         The Company meets its short-term financing needs primarily through the sale of commercial paper supported by a $200 million revolving credit facility. At September 30, 1998, the Company had no commercial paper or other borrowings outstanding under this facility. For additional information, see Note 8(d) to the Company's 10-K Financial Statements.

         In September 1998, the Brazos River Authority (BRA) issued on behalf of the Company $68.7 million aggregate principal amount of pollution control revenue refunding bonds. The BRA bonds, which bear a coupon rate of 4.90%, will mature in October 2015. The proceeds of the bond offering were deposited into a restricted trust account for the redemption in October 1998 of $68.7 million principal amount of the 7 3/4% BRA Series 1988D pollution control bonds at 102% of their aggregate principal amount. Because the redemption of the Series 1988D pollution control bonds occurred subsequent to the third quarter of 1998, the Company's Interim Financial Statements report both series of bonds to be outstanding at September 30, 1998.

         For information regarding the Company's notice to change (effective in the fourth quarter of 1998) the method of interest rate determination for $118 million aggregate principal amount of pollution control bonds, see Note 12(b) to the Company's Interim Financial Statements.

         For information regarding (i) the repayment at maturity of $5 million of floating-rate pollution control revenue bonds and (ii) the redemption of all outstanding 8.25% Brazos River Authority (BRA Series 1988A pollution control revenue bonds ($100 million), 8.25% BRA Series 1998B pollution control revenue bonds ($90 million), and 8.10% BRA Series 1988C pollution control revenue ($100 million) (all of which occurred in the second quarter of 1998), see Note 8(b) to the Company's Interim Financial Statements in the Second Quarter 10-Q. For information regarding the issuance of (i) $104.7 million aggregate principal amount of pollution control revenue bonds by the Matagarda County Navigation District Number One (MCND), and (ii) $290 million aggregate principal amount of pollution control revenue refunding bonds by the BRA (all of which occurred in the first quarter of 1998), see Note 8(c) the Company's Interim Financial Statements in the First Quarter 10-Q.

         NorAm: During the third quarter of 1998, NorAm repurchased $6 million aggregate principal amount of its 6% convertible subordinated debentures due 2012 at an average purchase price equal to 97.4% of the aggregate principal amount of the debentures, plus accrued interest. NorAm expects to use the repurchased debentures to satisfy part of the debentures' sinking fund requirements in March 1999 and March 2000.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         During the third quarter of 1998, NorAm repaid the following medium-term notes at maturity:


                       Series                         Principal Amount
       ------------------------------               ------------------
       9.07% due July 20, 1998                      $     15.0 million
       8.60% due September 1, 1998                         3.0 million
       8.58% due September 1, 1998                         5.0 million
       8.64% due September 4, 1998                        12.5 million
       8.50% due September 14, 1998                        0.5 million
       8.60% due September 15, 1998                        6.0 million
       8.43% due September 17, 1998                        5.0 million
                                                    ------------------
                         Total                      $     47.0 million
                                                    ==================

         At September 30, 1998, NorAm had $206 million in commercial paper borrowings supported by a $350 million revolving credit facility (NorAm Credit Facility). At such date, the weighted average interest rate of borrowings under this facility was 5.94%. Under a trade receivables facility that expires in August 1999, NorAm sells with limited recourse an undivided interest (limited to a maximum of $300 million) in a designated pool of accounts receivable. The amount of receivables sold and uncollected at September 30, 1998, was $300 million. The weighted average interest rate at such date was 5.5%. For additional information regarding NorAm's trade receivables facility, see Note 8(g) to the Company's 10-K Financial Statements.

         For information regarding NorAm's issuance in the fourth quarter of 1998 of $500 million aggregate principal amount of debt securities, see Note 12 to the Company's Interim Financial Statements.

         For information regarding NorAm's repayment at maturity of $28 million of its medium-term notes (having an average interest rate of 8.74%) in the second quarter of 1998, see Note 8(b) to the Company's Interim Financial Statements in the Second Quarter 10-Q. For information regarding (i) NorAm's issuance in February 1998 of $300 million principal amount of 6.5% debentures due February 1, 2008, (ii) NorAm's repayment at maturity of $1 million of its 9.30% medium-term notes in January 1998 and (iii) NorAm's satisfaction of the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due 2012 using debentures purchased in 1996 and 1997 in the first quarter of 1998, see Note 8(d) to the Company's Interim Financial Statements in the First Quarter 10-Q.

(10) REGULATORY MATTERS

(a)  Transition Plan (Docket No. 18465)

         In June 1998, the Public Utility Commission of Texas (Texas Utility Commission) issued an order approving a transition to competition plan (Transition Plan) filed by the Company's electric operations division (Electric Operations) in December 1997. The order also approved the implementation of base rate credits to residential customers of 4% in 1998 and an additional 2% in 1999. Commercial customers whose monthly billing is 1,000 kva or less receive base rate credits of 2% in each of 1998 and 1999. The Company implemented the Transition Plan effective January 1, 1998.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         In order to reduce the Company's exposure to potentially stranded costs related to generating assets, the Transition Plan permits the Company to redirect depreciation expenses that the Company otherwise would apply to transmission, distribution and general plant assets to generation assets. The redirected depreciation expense was $49 million and $145 million for the quarter and nine months ended September 30, 1998, respectively. In addition, the Transition Plan provides that all earnings by Electric Operations above a 9.844% overall annual rate of return on invested capital will be used to write-down Electric Operation's investment in generation assets. The $91 million in additional depreciation recorded in the third quarter of 1998 ($171 million for the nine months ended September 30, 1998) is an estimate of the amount of additional depreciation necessary under the earnings cap, given the uncertainty of weather and the level of revenues and expenses during the remainder of the year and the level of year end invested capital.

         For additional information regarding the Transition Plan, see Note 3(b) to the Company's 10-K Financial Statements.

         Review of the Texas Utility Commission's order in Docket No. 18465 is currently pending before the Travis County District Court. In August 1998, the Office of the Attorney General for the State of Texas and a Texas municipality filed an appeal seeking, among other things, to reverse the portion of the Texas Utility Commission's order relating to the redirection of depreciation expenses under the Transition Plan. For information regarding appeals of Texas Utility Commission decisions, see Note 3(a) to the Company's 10-K Financial Statements. Because of the number of variables that can affect the ultimate resolution of an appeal of Commission orders, the Company is not in a position at this time to predict the outcome of this matter or the ultimate effect that adverse action by the courts could have on the Company.

(b)  Nuclear Insurance

         The Company has a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating plant consisting of two 1,250 megawatt nuclear generating units.

         Effective August 1998, the Nuclear Regulatory Commission increased the maximum secondary retrospective deferred premium to $88.09 million per reactor per incident (but not to exceed $10 million in any one year) from $75.5 million per reactor per incident. The premium is for liability insurance coverage for nuclear incidents at licensed, operating commercial nuclear power plants. The change reflects an inflation adjustment required by the Price-Anderson Amendments Act of 1988. For additional information on nuclear insurance, see
Note 4(c) to the Company's 10-K Financial Statements.

(c)  Low-level Radioactive Waste

         The 1980 Federal Low-Level Radioactive Waste Policy Act directed states to assume responsibility for the disposal of low-level nuclear waste generated within their borders. Under this Act, states may combine with other states and seek consent from the U.S. Congress for regional compacts to construct and operate low-level nuclear waste sites. Two sites (the Envirocare facility in Utah and the Barnwell facility in South Carolina) are currently licensed and available to the South Texas Project for disposal of all classes of low-level waste. The South Texas Project has entered into a contract with the operator of the Barnwell facility to dispose of all of the South Texas Project's low-level nuclear waste through June 1999.

          A bill establishing an interstate compact among Texas, Maine and Vermont was signed into law on September 20, 1998. The compact limits access to a Texas waste disposal facility to the three compact members and provides for contributions from Maine and Vermont toward the construction of such a facility. In October 1998, the Texas Natural Resource Conservation Commission denied the application of the Texas Low-Level Radioactive Waste Disposal Authority
(Waste Disposal Authority) to build and operate a low-level waste disposal facility in Hudspeth County, Texas. In the event the Barnwell facility stops accepting waste before a Texas site is opened, the South Texas Project would store its waste in an interim storage facility located at the nuclear plant.
The plant currently has storage capacity for at least five years of low-level nuclear waste generated by the project.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

(11) ACQUISITIONS AND DISPOSITIONS

         In July 1998, HIPG, Inc. purchased from Southern California Edison Company (SCE), a 1500 MW generating plant for $43 million.

(12) SUBSEQUENT EVENTS

         (a)  Investment in Colombian Distribution Company.

         On October 13, 1998, HI Energy and Electricidad de Caracas, SACA, a Venezuelan electric distribution company (EDC), announced the closing of their joint acquisition of 65% of the stock of two Colombian electric distribution companies (collectively, the Corelca system companies). The Corelca system companies serve approximately 1.2 million customers in the Atlantic coastal region of Colombia, including the cities of Santa Marta, Barranquilla and Cartagena. The shares of the Corelca system companies are indirectly held by an offshore holding company jointly owned by special purpose subsidiaries of EDC and HI Energy.

         The purchase price for the Corelca system companies was approximately $522 million, excluding transaction costs. The purchase price was funded with capital contributions from HI Energy and EDC and a $100 million loan obtained by the holding company from a United States bank. The loan will mature on October 31, 2003. HI Energy funded its capital contributions with a portion of the proceeds from the sale of Empresa Distribuidora de La Plata S.A. (EDELAP) and capital contributions from the company. Under the terms of a support agreement, HI Energy and EDC have agreed, among other things, to repurchase up to $50 million of the loan from the bank to the extent that the bank is unable to syndicate that portion of the loan to other banks on or prior to June 15, 1999.

         (b)  Pollution Control Bonds.

         In October 1998, the Company delivered its notice to change the interest rate determination method for (i) the MCND Series 1997 pollution control revenue refunding bonds due November 2028 ($68 million aggregate principal amount outstanding) and (ii) the BRA Series 1997 pollution control revenue refunding bonds due November 2018 ($50 million aggregate principal amount outstanding). Subject to the satisfaction of certain conditions precedent, the notice provides that, effective November 24, 1998, the method by which interest on the bonds is calculated will convert from a floating rate mode to a long-term fixed rate mode. As set forth in the notice, the long-term interest rate for the MCND Series 1997 will be 5 1/8% and the long-term interest rate for the BRA Series 1997 will be 5.05%.

         The MCND and BRA Series 1997 bonds, which were issued in January 1997, are subject to mandatory tender on November 24, 1998 in connection with the change in the interest rate determination method. The purchase price of the tendered bonds (100% of their principal amount plus accrued interest) is expected to be funded with the proceeds from the underwritten remarketing of the fixed-rate bonds. For additional information regarding the MCND and BRA Series 1997 bonds, see Note 8(f) to the Company's 10-K Financial Statements.

                HOUSTON INDUSTRIES INCORPORATED AND SUBSIDIARIES

         (c) Offering of NorAm Debt Securities.

         In November 1998, NorAm sold $500 million aggregate principal amount of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). The net proceeds of $514 million from the offering of the TERM Notes and from the sale of the related option to remarket the TERM Notes (as described below) will be used for general corporate purposes, including the repayment of (i) $178.5 million of NorAm's outstanding commercial paper and (ii) a $150 million term loan of NorAm that matures on November 13, 1998. The TERM Notes are unsecured obligations of NorAm which bear interest at the annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. Concurrent with the offering, NorAm received proceeds of $18.375 million from the sale of an option to remarket the notes in 2003. The proceeds received from the sale of the option will be amortized over the stated term of the securities. If the option is not exercised, NorAm will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by NorAm, within the 52-week period beginning November 1, 2003. During such period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on an index selected by NorAm. If the TERM Notes are remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to adjustment, and the effective interest rate on the remarketed TERM Notes will be 5.66% plus the Company's applicable credit spread at the time of such remarketing.

(13)  INTERIM PERIOD RESULTS: RECLASSIFICATIONS

         The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) the acquisition of NorAm, (ii) seasonal temperature variations affecting energy consumption and (iii) the timing of maintenance and other expenditures and (iv) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. Such reclassifications do not affect earnings.

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

           The Company's electric operations segment (Electric Operations) operates the nation's tenth largest electric utility in terms of kilowatt-hour
(KWH) sales; and its natural gas distribution segment (Natural Gas Distribution) operates the nation's third largest natural gas distribution operation in terms of customers served. The Company, through its interstate pipeline segment (Interstate Pipeline), operates two interstate natural gas pipelines. The Company provides natural gas transportation, supply, gathering and storage, and wholesale natural gas and electric power trading and marketing services through its energy marketing segment (Energy Marketing) and invests, through its international (International) and corporate (Corporate) segments, in foreign electric and gas utility operations and domestic non-rate regulated power generation projects.

                       CONSOLIDATED RESULTS OF OPERATIONS

           The Company's actual and pro forma results of operations for the third quarter and nine month periods ended September 30,1998 and 1997 are summarized in the following table. The Company's actual results of operations include results of operations for NorAm for periods on and after August 6, 1997 (Acquisition Date). The Company's pro forma results of operations give effect to the acquisition of NorAm as if it had occurred as of January 1, 1997. The pro forma information is not necessarily indicative of the results of operations of the Company and its business segments that would have occurred had the acquisition of NorAm occurred at the beginning of such period. In general, the effects of the acquisition of NorAm include (i) significant increases in amortization attributable to purchase accounting, (ii) increased shares outstanding and interest expense and (iii) inclusion of additional revenues and operating expenses from the newly acquired NorAm business.

                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                       --------------------------------------------           PERCENT
                                                          1998            1997            1997                CHANGE
                                                       ----------      ----------      ------------        ------------
                                                        (ACTUAL)        (ACTUAL)       (PRO FORMA)         (1998 ACTUAL
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)               TO 1997
                                                                                                             PRO FORMA)
Revenues .........................................     $    3,469      $    2,159      $      2,555              36%
Operating Expenses ...............................          2,963           1,696             2,107              41%
Operating Income .................................            506             463               449              13%
Other Expenses, Net (1) ..........................            155              93               108              44%
Income Taxes .....................................            104             126               117             (11%)
Net Income (1) ...................................            247             244               224              10%
Basic Earnings Per Share (1) .....................           0.87            0.93              0.80               9%
Diluted Earnings Per Share (1) ...................           0.87            0.92              0.80               9%

                                                                    NINE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                       --------------------------------------------           PERCENT
                                                          1998            1997            1997                CHANGE
                                                       ----------      ----------      ------------        ------------
                                                        (ACTUAL)        (ACTUAL)       (PRO FORMA)         (1998 ACTUAL
                                                           (IN MILLIONS, EXCEPT PER SHARE DATA)               TO 1997
                                                                                                             PRO FORMA)
Revenues .........................................     $    8,844      $  4,101        $      7,438              19%
Operating Expenses ...............................          7,597         3,235               6,422              18%
Operating Income .................................          1,247           866               1,016              23%
Other Expenses, Net (2) ..........................            834           244                 352             137%
Income Taxes .....................................            153           197                 223             (31%)
Net Income (2) ...................................            260           425                 441             (41%)
Basic Earnings Per Share (2) .....................           0.92          1.74                1.57             (41%)
Diluted Earnings Per Share (2) ...................           0.91          1.74                1.56             (42%)

------------
(1) Includes a $40 million ($26 million after-tax) or $0.09 basic earnings per share non-cash unrealized accounting loss recorded in the three month period ended September 30, 1998, relating to the Company's 7% Automatic Common Exchange Securities (ACES).
      See Note 6 to the Company's Interim Financial Statements.

(2) Includes a $484 million ($314 million after-tax) or $1.10 basic earnings per share non-cash unrealized accounting loss recorded in the nine month period ended September 30, 1998, relating to the ACES. (See Note 6 to the Company's Interim Financial Statements.)

           Third Quarter of 1998 Compared to Third Quarter of 1997 (Actual). The Company had net income of $247 million for the third quarter of 1998 ($0.87 basic earnings per share) compared to net income of $244 million ($0.93 basic earnings per share) in the comparable period in 1997. The Company's results of operations for the third quarter of 1998 include a $26 million (after-tax) non-cash, unrealized accounting loss on the ACES. For information regarding this accounting loss, see Note 6 to the Company's Interim Financial Statements.

           Excluding the ACES accounting loss, the Company would have had adjusted net income of $273 million ($0.96 basic earnings per share) for the third quarter of 1998. The increase in third quarter adjusted net income is primarily attributable to improved earnings from the Company's non-rate regulated power generation business (reported in the Corporate segment) and its International segment. Improved results of operations from the Interstate Pipeline and Energy Marketing segments also contributed to the increase in adjusted net income. These effects were partially offset by (i) additional depreciation of Electric Operations' generation assets of $91 million ($78 million over the prior comparable period), (ii) base rate credits resulting from the Transition Plan (described below), (iii) seasonal-related operating losses at Natural Gas Distribution, and (iv) increased interest expense primarily related to the NorAm acquisition.

           Third Quarter of 1998 (Actual) Compared to Third Quarter of 1997 (Pro Forma). The Company's net income for the third quarter of 1998 was $247 million ($0.87 basic earnings per share) compared to pro forma net income of $224 million ($0.80 basic earnings per share) in the third quarter of 1997. Excluding the accounting loss attributable to the ACES securities, the Company's adjusted net income for the third quarter of 1998 would have been $273 million ($0.96 basic earnings per share) compared to $224 million ($0.80 basic earnings per share) in the third quarter of 1997. The increase in actual net income over pro forma net income was caused by the same factors discussed above except for the increase in interest expense and the losses at Natural Gas Distribution which were comparable between periods (excluding non-recurring items discussed below). The decrease in income taxes in the third quarter of 1998 reflects the impact of a reduction in the Company's estimate of tax expense for the year.

           Nine Month Period ended September 30, 1998 (Actual) Compared to Nine Month Period ended September 30, 1997 (Actual). The Company had net income of $260 million for the nine month period ended September 30, 1998, ($0.92 basic earnings per share) compared to net income of $425 million ($1.74 basic earnings per share) for the comparable period in 1997. The Company's results of operations for the nine month period reflect a $314 million (after-tax) non-cash, unrealized accounting loss relating to the ACES. Excluding this accounting loss, the Company would have had adjusted net income of $574 million ($2.02 basic earnings per share). The increase in adjusted net income for the nine month period is attributable to (i) an $80 million ($0.28 basic earnings per share) after-tax gain recorded in connection with the sale of an investment in an Argentine electric utility system, (ii) earnings from the Company's non-rate regulated power generation business and its International segment, and
(iii) the incremental earnings generated by the business segments acquired in the NorAm acquisition.

           Nine Months ended September 30, 1998 (Actual) Compared to Nine Months ended September 30, 1997 (Pro Forma). The Company's net income for the nine month period ended September 30, 1998 was $260 million ($0.92 basic earnings per share) compared to pro forma net income of $441 million ($1.57 basic earnings per share) in the first nine months of 1997.

           Excluding the accounting loss relating to the ACES, the Company's adjusted net income for the nine month period ended September 30, 1998, would have been $574 million ($2.02 basic earnings per share) compared to pro forma net income of $441 million ($1.57 basic earnings per share) for the comparable period in 1997. The increase in adjusted net income is due to the $80 million after-tax gain on the sale of an investment in an Argentine electric utility system and increased equity earnings at International, and increased earnings of the Company's non-rate regulated power generation business. These factors were partially offset by decreased operating income at Natural Gas Distribution due to warmer weather in 1998 as compared to 1997. The decrease in income taxes in the nine month period ended September 30, 1998, is primarily attributable to the tax benefit associated with the unrealized accounting loss related to the ACES.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

           The following table presents operating income on (i) an actual basis for the three and nine month periods ended September 30, 1998 and 1997 and (ii) a pro forma basis for the three and nine month periods ended September 30, 1997 (assuming the NorAm acquisition had occurred on January 1, 1997) for each of the Company's business segments (other than Electric Operations, which is presented on an actual basis for all reported periods).

                   OPERATING INCOME (LOSS) BY BUSINESS SEGMENT


                                                                THREE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------------
                                                              1998           1997            1997
                                                         -------------   -------------   -------------
                                                            (ACTUAL)        (ACTUAL)     (PRO FORMA)(1)
                                                                         (IN MILLIONS)
Electric Operations ..............................       $         419   $         457   $         457
Natural Gas Distribution .........................                 (20)             (6)            (15)
Interstate Pipeline ..............................                  27              14              20
Energy Marketing .................................                   7               5
International ....................................                  14               6               6
Corporate ........................................                  59             (13)            (19)
                                                         -------------   -------------   -------------
      Total Consolidated .........................       $         506   $         463   $         449
                                                         =============   =============   =============

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                         ---------------------------------------------
                                                              1998           1997            1997
                                                         -------------   -------------   -------------
                                                            (ACTUAL)        (ACTUAL)     (PRO FORMA)(1)
                                                                         (IN MILLIONS)
Electric Operations ..............................       $         855   $         883   $         883
Natural Gas Distribution .........................                  75              (6)             92
Interstate Pipeline ..............................                  92              14              81
Energy Marketing .................................                  11               5               4
International ....................................                 176              14              12
Corporate ........................................                  38             (44)            (56)
                                                         -------------   -------------   -------------
      Total Consolidated .........................       $       1,247   $         866   $       1,016
                                                         =============   =============   =============


------------
      (1) Pro forma adjustments give effect to purchase-related adjustments, including amortization of goodwill and the revaluation of the fair market value of certain NorAm assets and liabilities since the Acquisition Date.

ELECTRIC OPERATIONS

          Electric Operations activities are conducted under the name "Houston Lighting & Power Company" or "HL&P" (HL&P), an unincorporated division of the Company. Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.6 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston (the nation's fourth largest city).

          The following table provides summary data regarding the results of operations of Electric Operations, including operating statistics, for the three and nine month periods ended September 30, 1998 and 1997.

                                                      THREE MONTHS ENDED SEPTEMBER 30,
                                                      --------------------------------    PERCENT
                                                            1998            1997          CHANGE
                                                         ----------      ----------      --------
                                                          (ACTUAL)        (ACTUAL)
                                                               (IN MILLIONS)
Base Revenues (1) ................................       $      959      $      918             4%
Transmission Revenues ............................               27              19            42%
Reconcilable Fuel Revenues (2) ...................              430             450            (4%)
Operating Expenses:
     Fuel ........................................              361             366            (1%)
     Purchased Power .............................               85              99           (14%)
     Operation and Maintenance ...................              265             246             8%
     Depreciation and Amortization ...............              209             151            38%
     Other Taxes .................................               77              68            13%
                                                         ----------      ----------
Operating Income .................................       $      419      $      457            (8%)
                                                         ==========      ==========
Electric Sales (MWH):
     Residential .................................        7,971,198       7,191,954            11%
     Commercial ..................................        4,860,627       4,593,227             6%
     Industrial - Firm ...........................        7,018,296       6,671,742             5%
     Municipal & Public Utilities ................           95,204          81,076            17%
                                                         ----------      ----------
Total Firm Billed Sales ..........................       19,945,325      18,537,999             8%
                                                         ==========      ==========
Average Cost of Fuel (Cents/MMBtu) ...............            173.4           190.9            (9%)


                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------    PERCENT
                                                            1998            1997          CHANGE
                                                         ----------      ----------       -------
                                                          (ACTUAL)        (ACTUAL)
                                                               (IN MILLIONS)
Base Revenues (1) ................................       $    2,274      $    2,160             5%
Transmission Revenues ............................               70              64             9%
Reconcilable Fuel Revenues (2) ...................            1,100           1,062             4%
Operating Expenses:
     Fuel ........................................              856             833             3%
     Purchased Power .............................              291             279             4%
     Operation and Maintenance ...................              723             690             5%
     Depreciation and Amortization ...............              524             412            27%
     Other Taxes .................................              195             189             3%
                                                         ----------      ----------
Operating Income .................................       $      855      $      883            (3%)
                                                         ==========      ==========

Electric Sales (MWH):
     Residential .................................       16,043,238      14,839,034             8%
     Commercial ..................................       12,182,317      11,597,494             5%
     Industrial - Firm ...........................       20,160,044      19,377,067             4%
     Municipal & Public Utilities ................          253,113         239,531             6%
                                                         ----------      ----------
Total Firm Billed Sales ..........................       48,638,712      46,053,126             6%
                                                         ==========      ==========

Average Cost of Fuel (Cents/MMBtu) ...............            176.7           184.2            (4%)

------------
(1) Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharge, net of over/under recovery. See below.

           For the three month and nine month periods ended September 30, 1998, Electric Operations' operating income decreased $38 million and $28 million, respectively, below operating income for the same periods of 1997. The decrease in operating income is due to (i) additional depreciation of the South Texas Project Electric Generating Station of $91 million and $171 million for the three month and nine month periods ended September 30, 1998 (which is $78 million and $133 million more than recorded during the same periods in 1997),
(ii) the implementation of transition to competition base rate credits beginning January 1, 1998 and (iii) increases in operating expenses. These factors were partially offset by increased sales as a result of unusually hot weather in 1998.

           HL&P's earnings are capped at an overall rate of return on a calendar year basis as part of its transition to competition plan (Transition Plan) approved by the Public Utility Commission of Texas (Texas Utility Commission) in June 1998. As a result of this plan, any earnings above the maximum allowed return cap of 9.844 % on invested capital will be offset by additional depreciation of HL&P's generation assets. For information regarding the Transition Plan, see Note 10(a) to the Company's Interim Financial Statements.

           Electric Operations' increase in base revenues of $41 million and $114 million for the three month and nine month periods ended September 30, 1998, respectively, compared to the same periods of 1997, is primarily the result of unusually hot weather, net of base rate credits implemented under the Transition Plan. The base rate credits lowered base revenues by $28 million and $56 million for the three and nine months ended September 30, 1998.

           Transmission revenues include revenues collected through a pricing and billing mechanism implemented by the Texas Utility Commission for wholesale transmission services within the Electric Reliability Council of Texas (ERCOT). Electric Operations began recording these revenues and associated expenses in the second quarter of 1997. For the three and nine month periods ended September 30, 1998, transmission revenues of $27 million and $70 million, respectively, were offset by transmission expenses of $29 million and $73 million, respectively. For the three and nine month periods ended September 30, 1997, transmission revenues of $19 million and $64 million, respectively, were offset by transmission expenses of $22 million and $66 million, respectively. For information regarding transmission revenues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries--Competition--Electric Operations -- Competition in Wholesale Market" in the Company's Form 10-K.

           Fuel revenues include revenues generated by a fixed fuel factor established by the Texas Utility Commission and included in electric rates to permit the Company to recover certain fuel and purchased power costs. The fixed fuel factor is established during general rate proceedings or periodic fuel factor proceedings and is generally effective for a minimum of six months. Since reconcilable fuel revenues are adjusted monthly to equal expenses, fuel revenues and expenses have no effect on earnings unless the Texas Utility Commission subsequently determines that a utility's fuel costs are not recoverable.

           In January 1998, Electric Operations filed a fuel reconciliation for the three year period ending July 1997 covering approximately $3.5 billion of eligible fuel expenses. On October 15, 1998, Electric Operations and all other parties in this proceeding filed with the Texas Utility Commission an Unanimous Stipulation resolving all fuel reconciliation issues. This case is pending final approval and is not expected to have a material effect on Electric Operations' results of operations.

           In April 1998, Electric Operations filed a petition to revise the fixed fuel factor and implement a surcharge for under-collected fuel costs. The Texas Utility Commission approved implementation of the revised fixed fuel factor and a fuel surcharge in the amount of $125 million (inclusive of the previously existing fuel surcharge balance) to be collected over a 12 to 18 month period. The revised fixed fuel factor implemented July 1, 1998 is $0.019 compared to $0.017 fixed factor in place since 1995. As of September 30, 1998, Electric Operations' cumulative under-recovery of fuel costs was $182 million, including interest. For information regarding the recovery of fuel costs, see "Business - Electric Operations - Fuel - Recovery of Fuel Costs" in Item 1 of the Company's Form 10-K.

           Fuel and purchased power expenses for the three month and nine month periods ended September 30, 1998 decreased by $19 million or 4% and increased by $35 million or 3%, respectively, compared to the same periods in 1997. The three month period decrease was driven by a decline in the cost of natural gas (from $2.43 to $2.08 per MMBtu), coal (from $1.98 to $1.82 per MMBtu), and nuclear fuel (from $0.53 to $0.48 per MMBtu), net of an increase in the production of electricity. The 3% increase for the nine months ended September 30, 1998 is due primarily to increased production of electricity, net of an overall decrease in the average price of fuel and purchased power. See Note 12(c) to the Company's 10-K Financial Statements for information on Electric Operations' joint dispatching agreement with the City of San Antonio for purchased power.

           Operations and maintenance expenses for the three months ended September 30, 1998, increased $19 million compared to the same period in 1997 due primarily to (i) ERCOT transmission tariffs discussed above, (ii) increased liabilities associated with benefit plans and (iii) increased franchise taxes due to higher KWH sales.

           For the nine month period ended September 30, 1998, operation and maintenance expense increased $33 million, due primarily to the items mentioned above, along with the scheduling of routine plant maintenance and inspection outages, additional tree-trimming activities and franchise taxes due to higher KWH sales.

NATURAL GAS DISTRIBUTION

           Natural Gas Distribution operations are conducted through the Arkla, Entex and Minnegasco divisions of NorAm. These operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers in six states: Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

           The following table provides summary data regarding the results of operations of Natural Gas Distribution, including operating statistics, on an actual basis for the third quarter and nine month periods ended September 30, 1998 and on a pro forma basis for the third quarter and nine month periods ended September 30, 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ------------------------------      PERCENT
                                                             1998             1997           CHANGE
                                                         ------------      ------------      --------
                                                           (ACTUAL)        (PRO FORMA)
                                                               (IN MILLIONS)
Operating Revenues ...............................       $        249      $        272            (8%)
Operating Expenses:
     Natural Gas .................................                126               145           (13%)
     Operation and Maintenance ...................                 91                90             1%
     Depreciation and Amortization ...............                 33                31             6%
     Other Operating Expenses ....................                 19                21           (10%)
                                                         ------------      ------------
         Total Operating Expenses ................                269               287            (6%)
                                                         ------------      ------------
Operating Loss ...................................       $        (20)     $        (15)          (33%)
                                                         ============      ============
Throughput Data (in Bcf):
     Residential and Commercial Sales ............                 31                32            (3%)
     Industrial Sales ............................                 14                14          --
     Transportation ..............................                  9                 9          --
                                                         ------------      ------------
        Total Throughput .........................                 54                55            (2%)
                                                         ============      ============


                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         --------------------------      PERCENT
                                                             1998           1997         CHANGE
                                                         ------------   -----------      --------
                                                           (ACTUAL)     (PRO FORMA)
                                                               (IN MILLIONS)
Operating Revenues ...............................       $    1,281      $    1,490           (14%)
Operating Expenses:
     Natural Gas .................................              757             948           (20%)
     Operation and Maintenance ...................              282             283          --
     Depreciation and Amortization ...............               97              92             5%
     Other Operating Expenses ....................               70              75            (7%)
                                                         ----------      ----------
         Total Operating Expenses ................            1,206           1,398           (14%)
                                                         ----------      ----------
Operating Income .................................       $       75      $       92           (18%)
                                                         ==========      ==========
Throughput Data (in Bcf):
     Residential and Commercial Sales ............              200             220            (9%)
     Industrial Sales ............................               42              42          --
     Transportation ..............................               32              31             3%
                                                         ----------      ----------
        Total Throughput .........................              274             293            (6%)
                                                         ==========      ==========

           Natural Gas Distribution's operating loss increased $5 million in the third quarter of 1998, over its $15 million pro forma operating loss in the same period of 1997. The third quarter of 1997 included approximately $4 million non-recurring income recorded in connection with the successful appeal of the Minnegasco division's 1993 and 1995 rate cases.

           Operating income for the nine month period ended September 30, 1998 decreased $17 million compared to pro forma operating income in the same period of 1997. The $17 million decrease in operating income is due primarily to (i) milder winter weather in the first three months of 1998, (ii) the impact in 1997 of the Minnegasco division's rate case appeal as discussed above and (iii) lower demand for natural gas heating in the second and third quarters of 1998. The decrease in operating income was partially offset by reduced charges at Arkla associated with the methodology of calculating the price of gas charged to customers (the Purchased Gas Adjustment).

           Natural Gas Distribution operating revenues decreased $23 million and $209 million for the third quarter and nine months ended September 30, 1998, respectively, compared to pro forma operating revenues for the corresponding periods of 1997 due principally to (i) the weather-related decline in customer usage and (ii) lower natural gas prices. In addition, the impact in 1997 of the Minnegasco division's rate case appeal (as discussed above) also resulted in higher revenues in 1997 compared to 1998.

           Operating expenses decreased $18 million and $192 million in the third quarter and nine months ended September 30, 1998, respectively, compared to pro forma operating expenses in the same period of 1997 due primarily to the reduced cost of gas and the Purchased Gas Adjustment.

           Demand for natural gas distribution services is seasonal in nature, reflecting the higher demand for natural gas for use in heating in the winter months.

INTERSTATE PIPELINE

           Interstate Pipeline operations are conducted primarily through NorAm Gas Transmission Company (NGT) and Mississippi River Transmission Corporation
(MRT), two wholly owned subsidiaries of NorAm. The NGT system consists of approximately 6,200 miles of natural gas transmission lines located in portions of Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The MRT system consists of approximately 2,000 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois.

           The following table provides summary data regarding the results of operations of Interstate Pipeline, including operating statistics, on an actual basis for the third quarter and nine months ended September 30, 1998 and on a pro forma basis for third quarter and nine months ended September 30, 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         ------------------------------      PERCENT
                                                             1998             1997           CHANGE
                                                         ------------      ------------      --------
                                                           (ACTUAL)        (PRO FORMA)
                                                                 (IN MILLIONS)
Operating Revenues ...............................       $       70        $         67             4%
Operating Expenses:
     Natural Gas .................................                6                  10           (40%)
     Operation and Maintenance ...................               20                  20            --
     Depreciation and Amortization ...............               13                  13            --
     Other Operating Expenses ....................                4                   4            --
                                                         ----------          ----------
          Total Operating Expenses ...............               43                  47            (9%)
                                                         ----------          ----------
Operating Income .................................       $       27          $       20            35%
                                                         ==========          ==========
Throughput Data (in million MMBtu):
   Natural Gas Sales .............................                4                   4            --
   Transportation ................................              186                 205            (9%)
        Elimination (1) ..........................               (4)                 (4)           --
                                                         ----------          ----------
Total Throughput .................................              186                 205            (9%)
                                                         ==========          ==========

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                         --------------------------      PERCENT
                                                             1998           1997         CHANGE
                                                         ------------   -----------      --------
                                                           (ACTUAL)     (PRO FORMA)
                                                               (IN MILLIONS)
Operating Revenues ...............................       $      218      $      226            (4%)
Operating Expenses:
     Natural Gas .................................               22              29           (24%)
     Operation and Maintenance ...................               60              66            (9%)
     Depreciation and Amortization ...............               32              39           (18%)
     Other Operating Expenses ....................               12              11             9%
                                                         ----------      ----------
          Total Operating Expenses ...............              126             145           (13%)
                                                         ----------      ----------
Operating Income .................................       $       92      $       81            14%
                                                         ==========      ==========
Throughput Data (in million MMBtu):
   Natural Gas Sales .............................               12              14           (14%)
   Transportation ................................              610             667            (9%)
        Elimination (1) ..........................              (11)            (13)           15%
                                                         ----------      ----------
Total Throughput .................................              611             668            (9%)
                                                         ==========      ==========

------------

(1) Elimination refers to volumes of natural gas both transported and sold by Interstate Pipeline and, therefore, excluded from total throughput.

           Interstate Pipeline operating income increased $7 million and $11 million in the third quarter and nine months ended September 30, 1998, respectively, over pro forma operating income for the same periods in 1997. The increase in operating income for the third quarter of 1998 is primarily due to improved operating margins and reductions in the cost of natural gas, as discussed below. The increase in operating income for the nine month period of 1998 is primarily due to $11 million of pre-tax non-recurring items recorded in 1998 for litigation and rate case settlements as well as improved operating margins and reductions in operating expenses. The increase in operating income in the nine month period ended September 30, 1998 was offset by $7 million of non-recurring transportation revenues recorded in the first quarter of 1997, as discussed below.

           Operating revenues for Interstate Pipeline increased $3 million in the third quarter of 1998, over pro forma operating revenues for the same period in 1997. This increase in operating revenues is primarily due to a weather-related demand for natural gas used to fuel electric generation plants during the summer cooling season.

           Operating revenues decreased $8 million in the nine month period ended September 30, 1998, from pro forma operating revenues for the same period in 1997. The decrease in revenues is due in part to $7 million of non-recurring transportation revenues recognized in the first quarter of 1997. These revenues were recognized following a settlement with the Arkla division of NorAm related to service provided in several of Arkla's operating jurisdictions. In addition, the settlement with Arkla resulted in reduced transportation rates, which also reduced revenues for the period. These decreases were partially offset by (i) the settlement of outstanding gas purchase contract litigation which resulted in the recognition of approximately $6 million of revenues in the second quarter of 1998 and (ii) the factors discussed above for the third quarter.

           Natural gas expense decreased $4 million and $7 million in the third quarter and nine months ended September 30, 1998, respectively, when compared to pro forma natural gas expense in the same periods in 1997 primarily due to lower gas sales volumes and lower prices for purchased gas.

           Operation and maintenance expense decreased $6 million in the nine months ended September 30, 1998, respectively, in comparison to pro forma operation and maintenance expense for the same period in 1997. The decrease was primarily due to lower costs resulting from cost control initiatives and decreased maintenance due to milder weather in the first quarter of 1998.

           Depreciation expense decreased $7 million in the nine month period ended September 30, 1998, compared to pro forma depreciation expense in the same period of 1997 primarily due to a $5 million rate settlement recorded in the first quarter of 1998. The rate settlement, effective January 1998, provided for a reduction of MRT's depreciation rates retroactive to July 1996.

ENERGY MARKETING

           Energy Marketing includes the operations of NorAm's wholesale energy trading and marketing business, and retail energy marketing business and natural gas gathering activities of NorAm (conducted, respectively, by NorAm Energy Services, Inc. (NES), NorAm Energy Management, Inc. and NorAm Field Services Corp., three wholly owned subsidiaries of NorAm).

           The following table provides summary data regarding the results of operations of Energy Marketing, including operating statistics, on an actual basis for the third quarter and nine months ended September 30, 1998 and on a pro forma basis for the third quarter and nine months ended September 30, 1997 (as if the acquisition of NorAm had occurred as of January 1, 1997).

                                                              THREE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         -----------------------------    PERCENT
                                                             1998           1997          CHANGE
                                                         ------------    -----------      --------
                                                           (ACTUAL)        (PRO FORMA)
                                                                 (IN MILLIONS)
Operating Revenues ...............................       $    1,642      $      842            95%
Operating Expenses:
     Natural Gas .................................              687             587            17%
     Purchased Power .............................              906             220           312%
     Operation and Maintenance ...................               36              31            16%
     Depreciation and Amortization ...............                4               3            33%
     Other Operating Expenses ....................                2               1           100%
                                                         ----------      ----------
          Total Operating Expenses ...............            1,635             842            94%
                                                         ==========      ==========
Operating Income (Loss) ..........................       $        7      $       --            --
                                                         ==========      ==========
Operations Data:
Natural Gas (in Bcf):
       Sales .....................................              364             284            28%
       Transportation ............................                3               5           (40%)
       Gathering .................................               60              60            --
                                                         ----------      ----------
            Total ................................              427             349            22%
                                                         ----------      ----------
Electricity:
       Wholesale Power Sales (in thousand MWH) ...           22,353           8,099           176%
                                                         ----------      ----------

                                                              NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                         -----------------------------    PERCENT
                                                             1998           1997          CHANGE
                                                         ------------    -----------      --------
                                                           (ACTUAL)        (PRO FORMA)
                                                                 (IN MILLIONS)
Operating Revenues ...............................       $    3,731      $    2,535            47%
Operating Expenses:
     Natural Gas .................................            2,012           2,022            --
     Purchased Power .............................            1,604             429           274%
     Operation and Maintenance ...................               89              69            29%
     Depreciation and Amortization ...............               10               8            25%
     Other Operating Expenses ....................                5               3            67%
                                                         ----------      ----------
          Total Operating Expenses ...............            3,720           2,531            47%
                                                         ----------      ----------
Operating Income .................................       $       11      $        4           175%
                                                         ==========      ==========
Operations Data:
Natural Gas (in Bcf):
       Sales .....................................            1,013             878            15%
       Transportation ............................               16              17            (6%)
       Gathering .................................              175             182            (4%)
                                                         ----------      ----------
            Total ................................            1,204           1,077            12%
                                                         ----------      ----------
Electricity:
       Wholesale Power Sales (in thousand MWH) ...           52,471          17,660           197%
                                                         ----------      ----------

           Energy Marketing's operating income increased $7 million for both the three and nine months ended September 30, 1998 over pro forma operating income for the same periods in 1997. The increase in third quarter operating income primarily reflects increased margins and sales volumes at NES for the third quarter of 1998 compared to the same period of 1997. This increase was partially offset by higher operating expenses as discussed below. Operating income for the nine months ended September 30, 1997 included $17 million in hedging losses associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997.

           Operating revenues for Energy Marketing increased $800 million and $1.2 billion for the third quarter and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997 due primarily to increases in wholesale power sales of $692 million and $1.2 billion in the third quarter and nine month periods of 1998, respectively. The increases in operating revenues and wholesale power sales were due to increased trading activity in 1998.

           Natural gas expenses increased $100 million for the third quarter of 1998, compared to the same period of 1997. This increase is attributable to increased gas marketing activities, partially offset by a decrease in the price of natural gas. In the nine months ended September 30, 1998, natural gas expenses decreased $10 million when compared to the same period of 1997. This decrease is due to the reduction in the price of natural gas in 1998 and the impact of hedging losses in 1997 mentioned above, partially offset by increased gas marketing activities.

           Purchased power expenses increased $686 million and $1.2 billion for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997 due to increased power marketing activities.

           Operation and maintenance expenses increased $5 million and $20 million for the third quarter and nine months ended September 30, 1998, respectively, when compared to 1997 pro forma operation and maintenance expenses for the same periods in 1997. This increase is largely due to increased staffing in support of the expanded trading and marketing efforts at NES. The Company believes that NES' energy trading, marketing and risk management services complement the development and/or acquisition of non-rate regulated generation assets in other markets. As a result, the Company has made, and expects to continue to make, significant investments in developing NES' internal software, trading and personnel resources. The increase in operation and maintenance expenses for the nine month period ended September 30, 1998 is also due to a $4 million expense associated with an increase in reserves due to increased counter party credit and performance risk associated with higher prices and higher volatility in the electric power market in the second quarter of this year.

           To minimize fluctuations in the price of natural gas and transportation, the Company, primarily through NES, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing gas storage inventory and (iii) certain anticipated transactions, some of which carry off-balance sheet risk. NES also enters into natural gas derivatives for trading purposes and electricity derivatives for hedging and trading purposes. For a discussion about the Company's accounting treatment of derivative instruments, see Note 2 to the Company's 10-K Financial Statements,
Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the Form 10-K.

INTERNATIONAL

           International includes the results of operations of HI Energy, a wholly owned subsidiary of the Company that participates in the development and acquisition of foreign independent power projects and the privatization of foreign generation and distribution facilities, and the international operations of NorAm. Substantially all of International's operations to date have been in Central and South America.

           Results of operations data for International are presented in the following table on an actual basis for the third quarter and nine months ended September 30, 1998, and on a pro forma basis for the third quarter and nine months ended September 30, 1997, as if the NorAm acquisition had occurred on January 1, 1997. The primary pro forma adjustment gives effect to project development costs and other expenditures incurred by NorAm prior to the Acquisition Date. The adjustment had no effect on operating revenues.


                                                                       THREE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                  ----------------------------- PERCENT
                                                                     1998           1997        CHANGE
                                                                  ----------     ----------     --------
                                                                   (ACTUAL)      (PRO FORMA)
                                                                          (IN MILLIONS)
              Operating Revenues ............................     $       32     $       21           52%
              Operating Expenses:
                Fuel ........................................              5              4           25%
                Operation and Maintenance ...................             12             10           20%
                Depreciation and Amortization ...............              1              1           --
                                                                  ----------     ----------
                    Total Operating Expenses ................             18             15           20%
                                                                  ----------     ----------
              Operating Income ..............................     $       14     $        6          133%
                                                                  ==========     ==========

                                                       NINE MONTHS ENDED SEPTEMBER 30,
                                                       -------------------------------    PERCENT
                                                            1998            1997          CHANGE
                                                         ----------      ----------      --------
                                                          (ACTUAL)       (PRO FORMA)
                                                               (IN MILLIONS)
Operating Revenues ...............................       $      229      $       61           275%
Operating Expenses:
  Fuel ...........................................               15              16            (6%)
  Operation and Maintenance ......................               35              32             9%
  Depreciation and Amortization ..................                3               1           200%
                                                         ----------      ----------
      Total Operating Expenses ...................               53              49             8%
                                                         ----------      ----------
Operating Income .................................       $      176      $       12         1,367%
                                                         ==========      ==========

           International's operating income increased $8 million and $164 million for the third quarter and nine months ended September 30, 1998, respectively, compared to pro forma operating income for the same periods in 1997. The increase in operating income in the nine month period is due primarily to the $138 million pre-tax gain on the sale of International's 63 percent interest in Empresa Distribuidora de La Plata S.A. (EDELAP). Excluding the sale of its investment in EDELAP, International's operating income for the nine months ended September 30, 1998 would have been $38 million (compared to $12 million on a pro forma basis in the prior period). The increases in operating income for the third quarter and nine month period ended September 30, 1998 reflect increased equity earnings from International's investments. HI Energy's 1998 acquisitions, which include equity interests in three distribution systems in El Salvador and two distribution systems in Colombia have contributed to these increases.

           For information regarding recent acquisitions and dispositions by International, see Note 12(a) to the Company's Interim Financial Statements and
Note 10(a) to the Company's Interim Financial Statements in the Second Quarter 10-Q. For information regarding foreign currency matters, see Note 4 to the Company's Interim Financial Statements and "--Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Risks of International Operations." For information regarding International's investment strategies, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- International" in the Form 10-K.

CORPORATE

           General. The Company's corporate and other business segment (Corporate) includes corporate costs, certain of the Company's real estate holdings and inter-unit eliminations. In addition, Corporate includes the results of operations of (i) Houston Industries Power Generation, Inc. (HIPG, Inc.), a wholly owned subsidiary of the Company, which is engaged in the acquisition, development and operation of domestic non-rate regulated power generation facilities, and (ii) the Company's consumer and retail customer services operations. The Company's consumer and retail customer services operations provide energy products and services to a variety of industrial and commercial and residential customers, including energy efficiency services and air-conditioning services.

           In the third quarter of 1998, Corporate had operating income of $59 million compared to a pro forma operating loss of $19 million for the comparable period in 1997. Corporate's operating income for the nine month period ended September 30, 1998, was $38 million compared to a pro forma operating loss of $56 million for the same period in 1997. The increases are primarily due to earnings from HIPG, Inc.'s investment in non-rate regulated generating assets and related trading and marketing activities. Also contributing to the increase for the nine month period ended September 30, 1998 are the capitalization of previously expensed development costs and non-recurring costs associated with the 1997 irrevocable contribution of 450,000 shares of Time Warner common stock (having a market value of $21.9 million and a book value of $19.5 million) to a charitable foundation established by the Company.

           HIPG, Inc. HIPG, Inc. participates in the domestic independent power markets through the acquisition of existing power plants and the development of new power plants (greenfield projects). HIPG, Inc.'s business strategy is to develop a commercial generation portfolio that complements the Company's other operations, including the electric and natural gas trading and marketing operations of NES.

           In April 1998, HIPG, Inc. acquired four natural gas-fired, electric generating plants (2,276 MW) from Southern California Edison Company (SCE) for approximately $230 million. In July 1998, HIPG, Inc. acquired another generating plant (1,500 MW) from SCE for approximately $43 million. All of the plants are located in southern California. Certain units of the plants have been designated as "must-run facilities" under California's Independent System Operator's (ISO) electric restructuring law. These units operate, in part, under agreements that allow the ISO to call upon them to provide voltage support, congestion management and ancillary services. NES, an affiliate of HIPG, Inc., is acting as the plants' exclusive power marketer and supplier of natural gas. In accordance with the provisions of the asset sale agreements, HIPG, Inc. was required to contract with SCE to operate and maintain the plants with existing plant employees through April 2000. HIPG, Inc. however exercises management authority over the plants' operations. HIPG, Inc. financed the purchase price of these generating plants with intercompany advances. The funds for such advances were obtained by a financing subsidiary of the Company under a $150 million bridge loan and from the issuance of commercial paper at a financing subsidiary. For information regarding the bridge loan, see Note 8(b) to the Company's First Quarter 10-Q and Note 8(b) to the Company's Interim Financial Statements.

           HIPG, Inc., through its subsidiaries, is currently developing the following power projects: a 480 MW gas-fired merchant plant located in Boulder City, Nevada (El Dorado Project) and a 100 MW cogeneration plant located in Orange, Texas (Sabine Cogeneration Project). HIPG, Inc. owns a 50% interest in each of these projects. Construction of the El Dorado Project began in April 1998, and construction of the Sabine Cogeneration Project began in November 1998. The projected completion date for the El Dorado Project and the Sabine Cogeneration Project is the fourth quarter of 1999. In October 1998, the El Dorado Project obtained a $158 million non-recourse loan representing approximately 60% of the estimated total project cost. As of September 30, 1998, capitalized costs for these projects under construction or under development were approximately $46 million.

           For information regarding expenditures made or to be made by HIPG, Inc. under existing commitments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment - Corporate" in the Company's Interim Financial Statements in the First Quarter 10-Q.

           The Company expects that HIPG, Inc. will continue to participate actively in non-rate regulated power projects, including "greenfield" projects, competitive auctions, and other acquisitions of generation assets. The amount of expenditures associated with these activities is dependent upon the nature and extent of future project commitments; however, some of these expenditures could be substantial. HIPG, Inc. intends to finance a portion of its non-rate regulated power projects through the proceeds from project financings (financings where lenders limit their recourse for the payment of amounts loaned to a project's revenues, equity investment and physical assets), and through equity investment and loans from the Company.

           The successful completion of "greenfield" and other non-rate regulated power projects is dependent upon a number of factors, which include, among other things, risks associated with failures of siting, financing, construction, permitting, governmental approvals, termination of power sales contracts (if any) as a result of a failure to meet certain construction milestones and the uncertainties arising from the gradual deregulation of HIPG Inc.'s markets. Many of the facilities being acquired or developed by HIPG, Inc. are "merchant plants" without a dedicated offtake customer and such facilities are sensitive to market and regulatory factors and other considerations.

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

RATE PROCEEDINGS -- ELECTRIC OPERATIONS

           The Texas Utility Commission has jurisdiction (or, in some cases, appellate jurisdiction) over the electric rates of Electric Operations and, as such, monitors Electric Operations' earnings to ensure that Electric Operations is not earning in excess of a reasonable rate of return. For information regarding the Transition Plan and the pending appeal, of the Texas Utility Commission's order implementing the Transition Plan, see Note 10(a) to the Company's Interim Financial Statements.

ACCOUNTING TREATMENT OF ACES

           The Company accounts for its investment in TW Preferred under the cost method. As a result of the Company's issuance of the ACES, certain increases in the market value of Time Warner common stock (the security into which the TW Preferred is convertible) could result in an accounting loss to the Company, pending the conversion of the Company's TW Preferred into Time Warner common stock. For additional information regarding the accounting treatment of the TW Preferred, see Note 6 to the Company's Interim Financial Statements.

RISKS OF INTERNATIONAL OPERATIONS

           HI Energy's international operations are subject to various risks incidental to operating in emerging market countries. These risks include political risks, such as governmental instability, and economic risks, such as fluctuations in currency exchange rates, restrictions on the repatriation of foreign earnings and/or restrictions on the conversion of local currency earnings into U.S. dollars. HI Energy's international operations are also highly capital intensive and thus, dependent to a significant extent on the continued availability of bank financing and other sources of capital on commercially acceptable terms.

           The devaluation of a country's local currency can generally be expected to result in an increase in the inflation rates of that country. The long-term concession contracts under which HI Energy's foreign electric distribution companies operate contain mechanisms for adjusting electricity tariffs (Adjustments) to reflect changes in operating costs resulting from inflation; however, these Adjustments are made only at specified intervals or, in certain cases, on an interim basis upon application to the local regulatory authorities. None of these Adjustments are indexed to the U.S. dollar or other non-local currencies.

           Assuming that a devaluation in local currency will be reflected in an increase in the local rate of inflation and assuming that an adjustment to tariff rates is made promptly to reflect such increase, the Company believes that the results of operations of its foreign electric distribution companies should be protected, at least in part, from the effects of fluctuations in currency exchange rates. If, however, there was a significant delay in the implementation of the tariff adjustments or the economic impact of the devaluation was not completely reflected in increased inflation rates, a devaluation of local currencies could have an adverse impact on the results of operations of these companies, and to the extent of the Company's ownership interests in such companies, the Company's consolidated earnings. Depending on the length of such delays and the severity of such devaluation, such impact could be material.

           HI Energy owns approximately 11.7% of the stock of Light -- Servicos de Eletricidade S.A. (Light) and, through its investment in Light, an approximate 8.8% indirect interest in the stock of Metropolitana Eletricidade de Sao Paulo S.A. (Metropolitana). Light and Metropolitana are each Brazilian corporations. Light provides electric distribution services to the city of Rio de Janeiro and surrounding areas, and Metropolitana provides electric distribution services to the metropolitan area of Sao Paulo, Brazil. The Company accounts for its investment in Light under the equity method of accounting and records its proportionate share, based on stock ownership, in the net income of Light and its affiliates (including Metropolitana) as part of the Company's consolidated net income.

           At September 30, 1998, Light and Metropolitana had incurred, respectively, $2.1 billion and $1.1 billion in U.S. and other non-local currency denominated bank debt. In the event of a devaluation of the Brazilian real, the Company believes that Light and Metropolitana would record a charge to their quarterly earnings equal to the increase in the liability resulting from such devaluation. This charge to earnings would be in addition to whatever other economic impact on Light and Metropolitana might result from such devaluation. Because the Company uses the Brazilian real as the functional currency in which it reports Light's equity earnings, the resulting decrease in Light's earnings would also be reflected in the Company's consolidated earnings to the extent of the Company's 11.7% ownership interest in Light.

           Although certain of HI Energy's other foreign electric distribution companies have incurred U.S. dollar and other non-local currency indebtedness (approximately $73 million at September 30, 1998), the Company believes, based on the current amount of such indebtedness and the relative size of these equity investments to the Company's overall results of operations, that a devaluation of these currencies would not have a material adverse impact on the Company's consolidated earnings.

           Based on information provided by Light, the Company estimates that approximately $980 million of Light's U.S. and non-local currency denominated bank debt will mature in the second quarter of 1999 (of which $875 million represents short-term U.S. dollar indebtedness incurred in connection with Light's acquisition of Metropolitana). The Company further estimates that approximately $595 million of Metropolitana's U.S. and non-local currency denominated bank debt will mature in the second quarter of 1999 (of which $580 million represents short-term U.S. dollar denominated debt incurred to refinance Metropolitana's previously existing debt). In addition, approximately $130 million of Light's, and approximately $180 million of Metropolitana's U.S. dollar denominated commercial paper indebtedness, will mature in the first half of 1999. The ability of Light and Metropolitana to repay or refinance these debt obligations at maturity is dependent on many factors, including local and international economic conditions prevailing at the time such debt matures.

           If current international and local economic conditions continue or deteriorate, it is possible that Light, Metropolitana and the other foreign electric distribution companies might encounter difficulties in refinancing their debt on terms and conditions that are commercially acceptable to them and their shareholders. In such circumstances, it is possible that lenders might seek to require, among other things, higher borrowing rates, additional equity contributions and/or increased levels of credit support from such shareholders, or that the availability or terms of refinancing such debt might otherwise be adversely affected.

IMPACT OF YEAR 2000 COMPUTER SOFTWARE ISSUES

           Year 2000 Problem. At midnight on December 31, 1999, unless the proper modifications have been made, the program logic in many of the world's computer systems will start to produce erroneous results because, among other things, the systems will incorrectly read the date "01/01/00" as being January 1 of the year 1900 or another incorrect date. In addition, certain systems may fail to detect that the year 2000 is a leap year. Problems can also arise earlier than January 1, 2000, as dates in the next millennium are entered into non-compliant year 2000 programs.

           Company's Plan to Address Year 2000 Problem. In 1997, the Company initiated a corporate wide year 2000 project to address mainframe application systems, information technology (IT) related equipment, system software, user-developed applications, building controls, and non-IT embedded systems such as process controls for energy production and delivery. Incorporated into this project were NorAm and other Company subsidiary mainframe applications, infrastructures, embedded systems and user-developed applications that will not be migrated into existing or planned Company systems prior to the year 2000. The evaluation of year 2000 issues included significant customers, key vendors, service suppliers and other parties material to the Company's operations. In the course of this evaluation, the Company has sought written assurances from such third parties as to their state of year 2000 readiness.

           Company's State of Readiness. Work has been prioritized in accordance with business risk. The highest priority has been assigned to activities that would disrupt the physical delivery of energy; next are activities that would impact back office activities such as customer service and billing; and finally, the lowest priority has been assigned to activities that would cause inconvenience or productivity loss in normal business operations (e.g. air conditioning systems and elevators). All business units have completed an analysis of critical systems and equipment that control the production and delivery of energy, as well as corporate, departmental and personal systems and equipment.

           Costs to Address Year 2000 Problem. Based on current internal studies, as well as recently solicited bids from various computer software vendors, the Company estimates that the total direct cost of resolving the year 2000 issue will be between $35 and $40 million. This estimate includes approximately $6 million related to salaries and expenses of existing employees and approximately $3 million in hardware purchases that the company expects to capitalize. In addition, the $35 to $40 million estimate includes approximately $2 million spent prior to 1998 and approximately $4 million expended through the end of the third quarter of 1998. The majority of the costs related to resolving the year 2000 issue are expected to be expended in 1999. The Company expects to fund these expenditures through internal capital resources.

           In September 1997, the Company entered into an agreement with SAP America, Inc. (SAP) to license SAP proprietary R/3 enterprise software. The licensed software includes finance, human resources, materials management, service delivery, and customer care components. The Company's decision to license this software and purchase related computer hardware is part of its response to changes in the electric utility and energy services industries as well as changes in the Company's businesses and operations resulting from the acquisition of NorAm and the Company's expansion into the energy trading and marketing business. Although it is anticipated that the implementation of the SAP system will have the incidental effect of negating the need to modify many of the Company's computer systems to accommodate the year 2000 problem, the Company does not deem the costs of the SAP system as directly related to its year 2000 compliance program. The estimated cost of implementing the SAP system is approximately $182 million, inclusive of internal costs. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and Its Subsidiaries -- Impact of the Year 2000 Issue and Other System Implementation Issues" in Item 7 of the Form 10-K.

           Risks and Contingency Plans. The major applications which pose the greatest year 2000 risks for the Company if the year 2000 Project is not successful are the electric transmission and distribution automation system; the time in use, demand and recorder metering system for commercial and industrial customers; and the power billing system. The potential problems related to these systems are electric service interruptions to customers, interrupted revenue data gathering and poor customer relations resulting from delayed billing, respectively.

           In order to assist in preparing for and mitigating the foregoing scenarios, the Company intends to complete all Year 2000 remediation and testing activity by the end of the third quarter of 1999. In addition, the Company has initiated Year 2000 communications with significant customers, key vendors, service suppliers and other parties material to the Company's operations and is diligently monitoring the progress of such third parties' Year 2000 projects. Notwithstanding the foregoing, the Company cautions that (i) the nature of testing is such that it cannot comprehensively address all future combinations of dates and events and (ii) it is impossible for the Company to assess with precision or certainty the compliance of third parties with Year 2000 remediation efforts. For these reasons, the Company intends to revise and expand its various disaster recovery, business continuation and emergency operations plans to address specific Year 2000 contingencies (including those discussed above) and alternatives in the event that Year 2000 failures of automatic systems and equipment occur. This contingency planning is still in the preliminary phase, however, final Year 2000 specific plans are scheduled to be completed prior to mid-year 1999. Due to the speculative and uncertain nature of contingency planning, there can be no assurance that such plans actually will be sufficient to reduce the risk of material impacts on the Company's operations due to Year 2000 issues.

           Forward Looking Statements. The estimated costs of the Company's year 2000 project, the timetable for becoming year 2000 ready, as well as the implementation of the SAP system constitute "forward looking statements" as defined in the Private Securities Litigation Reform Act of 1995 (see Item 5 of this Form 10-Q). Investors are cautioned that such estimates are based on numerous assumptions by management, including assumptions regarding the continued availability of certain resources, the accuracy of representations made by third parties concerning their year 2000 readiness status, and other factors. The estimated year 2000 project costs also do not give effect to any future corporate acquisitions or divestitures made by the Company or its subsidiaries.

                         LIQUIDITY AND CAPITAL RESOURCES

COMPANY CONSOLIDATED SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

           Company. For the nine month period ended September 30, 1998, the Company's net cash provided by operating activities increased $228 million over the same period in 1997. The increase in net cash from operating activities is due primarily to (i) incremental cash flow provided by the business segments purchased in the NorAm acquisition and (ii) increased sales at Electric Operations due to unusually hot weather during the second and third quarter of 1998.

           Net cash used in investing activities decreased $1 billion for the nine month period ended September 30, 1998, compared to the same period in 1997. The decline reflects the purchase price expended in 1997 for the NorAm acquisition. Investing activities for the nine month period ended September 30, 1998, included (i) the acquisition of non-rate regulated power generation projects and related project expenditures, (ii) the acquisition of investments in foreign electric distribution systems and (iii) the sale of an Argentine electric distribution company.

           Net cash used in financing activities for the nine month period ended September 30, 1998, reflected a $367 million outflow compared to an inflow of $903 million in the same period in 1997. The cash inflow in 1997 included $1 billion in proceeds from the issuance of ACES and the proceeds from the issuance of $1.4 billion in commercial paper borrowings used to finance a portion of the cost of the NorAm acquisition. The proceeds from the ACES were used to retire $1 billion of commercial paper borrowings.

           At September 30, 1998, the Company, exclusive of subsidiaries, had a revolving credit facility of $200 million used to support the issuance of up to $200 million of commercial paper. There were no commercial paper borrowings and no loans outstanding under this facility at September 30, 1998. In addition, at September 30, 1998, the Company had shelf registration statements providing for the future issuance, subject to market and other conditions, of $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities.

           In January 1998, pollution control revenue refunding bonds aggregating $104.7 million, with $29.7 million bearing an interest rate of 5.25% and $75 million bearing an interest rate of 5.15%, were issued on behalf of the Company by the Matagorda County Navigation District Number One. The bonds will mature in 2029. Proceeds from the issuances were used in February 1998 to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $104.7 million.

           In February 1998, pollution control revenue refunding bonds aggregating $290 million were issued on behalf of the Company by the Brazos River Authority (BRA). The bonds bear an interest rate of 5 1/8% and mature in May 2019 ($200 million) and November 2020 ($90 million). Proceeds from the issuances were used in May 1998 to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $290 million.

           In September 1998, pollution control revenue refunding bonds aggregating $68.7 million were issued on behalf of the Company by the BRA. The bonds bear an interest rate of 4.90% and mature in October 2015. Proceeds from the issuance were used in October 1998 to redeem, at 102% of the aggregate principal amount, pollution control revenue bonds aggregating $68.7 million.

           In the first quarter of 1999, $170.5 million of the Company's medium-term notes, series A, 9.8%-9.85%, will mature. The Company expects to fund these debt repayments with cash generated by operations, borrowings under other facilities and/or other capital sources.

           For information about the Company's issuance of a notice to change the method of determining the interest rate on $118 million of outstanding pollution control revenue refunding bonds issued on behalf of the Company, see
Note 12(b) to the Company's Interim Financial Statements.

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

           In the first quarter of 1998, NorAm repaid at maturity $1 million of its 9.3% medium-term notes and satisfied the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due March 2012 using debentures purchased in 1996 and 1997. In the second quarter of 1998, NorAm repaid at maturity $28 million of medium-term notes carrying an average interest rate of 8.74%. In the third quarter of 1998, NorAm repaid at maturity $47 million of medium-term notes carrying an average interest rate of 8.74%. For information regarding these repayments, see Note 9(b) to the Company's Interim Financial Statements. During the third quarter of 1998, NorAm purchased $6 million aggregate principal amount of its 6% convertible subordinated debentures due 2012 at an average purchase price of 97.4% of the aggregate principal amount plus accrued interest. The purchased debentures are expected to be used to partially satisfy March 1999 and March 2000 sinking fund requirements.

           In March 1998, NorAm replaced its $400 million revolving credit facility with a five-year $350 million revolving credit facility which supports NorAm's issuance of up to $350 million of commercial paper. Borrowings under the NorAm credit facility are unsecured. At September 30, 1998, NorAm had $205.6 million of outstanding commercial paper. At September 30, 1998, NorAm also had a $300 million trade receivables facility under which receivables of $300 million had been sold.

           In November 1998, NorAm sold $500 million aggregate principal amount of its 6 3/8% Term Enhanced Remarketable Securities (TERM Notes). The net proceeds from the offering and from the related sale of an option to remarket the TERM Notes will be used for general corporate purposes, including the repayment of (i) a $178.5 million aggregate principal amount of NorAm's commercial paper and (ii) a $150 million term loan of NorAm, which matures in the fourth quarter of 1998. For additional information regarding the TERM Notes offering, see Note 12(c) to the Company's Interim Financial Statements.

           Financing Subsidiaries. At September 30, 1998, Houston Industries FinanceCo LP's (FinanceCo) $1.6 billion revolving credit facility supported $1.3 billion in commercial paper borrowings having a weighted average interest rate of 5.89%. Proceeds from the initial issuances of commercial paper by FinanceCo in 1997 were used to fund the cash portion of the consideration paid to stockholders of the former NorAm Energy Corp. For additional information regarding the FinanceCo Facility, see Note 8(c) to the Company's 10-K Consolidated Financial Statements.

           In March 1998, FinanceCo II, a limited partnership subsidiary of the Company, entered into a $150 million credit facility under which it had borrowed $150 million at September 30, 1998. Proceeds from borrowings under the facility were used to fund a portion of HIPG, Inc.'s April 1998 purchase of four electric generation plants. In August 1998, this facility's termination date was extended to December 31, 1998. For additional information regarding the facility, see
Note 8(b) to the Company's Interim Financial Statements in the First Quarter
10-Q.

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

                              NEW ACCOUNTING ISSUES

     For calendar year 1998, the Company and NorAm will adopt SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.
131) and SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 131 requires that companies report in their financial statements financial and descriptive information about reportable operating segments defined by reference to the way in which management reviews its operations in order to assess performance and allocate its resources. SFAS No. 132 revises employers' disclosures about pension and other post-retirement benefit plans.

     In 2000, the Company and NorAm expect to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. The Company is in the process of determining the effect of adoption of SFAS No. 133.

     For information regarding the Company's adoption, effective January 1, 1998, of SFAS No. 130, "Reporting Comprehensive Income," see Note 3 to the Company's Interim Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK OF THE
         COMPANY

         The Company and its subsidiaries have financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices and energy commodity prices see Item 7A in the Form 10-K.

         In the third quarter and nine months ended September 30, 1998, the Company recorded an additional $26 million and $314 million, respectively, unrealized loss (net of tax) related to the ACES. For further discussion of this loss, see Note 6 to the Company's Interim Financial Statements. The Company believes that this additional unrealized loss for the ACES is more than economically hedged by the unrecorded unrealized gain relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. An increase of 10% in the price of the Time Warner common stock above its September 30, 1998 market value of $87.563 per share would result in the recognition of an additional unrealized accounting loss (net of tax) of approximately $108 million.

         The Company's risk associated with interest rates, equity market prices (other than those related to ACES) and energy commodity prices have not materially changed from the market risks faced by the Company at December 31, 1997.

         For a discussion of the impact of fluctuations in currency exchange rates on the Company's equity investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Risks of International Operations."

ITEM 1.   FINANCIAL STATEMENTS.

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                  CURRENT         CURRENT          CURRENT           FORMER           FORMER
                                                   NORAM            NORAM           NORAM            NORAM             NORAM
                                                -----------      -----------      -----------      -----------      -----------
                                               THREE MONTHS      NINE MONTHS      TWO MONTHS       ONE MONTH       SEVEN MONTHS
                                                  ENDED             ENDED           ENDED            ENDED            ENDED
                                               SEPTEMBER 30,    SEPTEMBER 30,     SEPTEMBER 30,     JULY 31,          JULY 31,
                                                   1998             1998             1997             1997             1997
                                                -----------      -----------      -----------      -----------      -----------
REVENUES: .................................     $ 1,930,463      $ 5,072,969      $   749,412      $   396,868      $ 3,337,048

EXPENSES:
   Natural gas and purchased power, net ...       1,676,274        4,202,962          528,669          334,176        2,700,400
   Operation and maintenance ..............         159,430          460,725          159,554           52,696          306,309
   Depreciation and amortization ..........          53,240          144,305           31,798           12,456           84,901
   Taxes other than income taxes ..........          24,865           86,734           17,767            8,419           73,142
   Merger transaction costs ...............                                               843           15,918           17,256
                                                -----------      -----------      -----------      -----------      -----------
                                                  1,913,809        4,894,726          738,631          423,665        3,182,008
                                                -----------      -----------      -----------      -----------      -----------

Operating Income ..........................          16,654          178,243           10,781          (26,797)         155,040

OTHER INCOME (EXPENSE):
   Interest expense, net ..................         (25,736)         (78,115)         (18,471)         (10,665)         (78,660)
   Distributions on trust securities ......            (106)            (533)                             (903)          (6,317)
   Other - net ............................           1,049            5,585              258            1,115            7,210
                                                -----------      -----------      -----------      -----------      -----------
                                                    (24,793)         (73,063)         (18,213)         (10,453)         (77,767)
                                                -----------      -----------      -----------      -----------      -----------

Income (loss) Before Income Taxes .........          (8,139)         105,180           (7,432)         (37,250)          77,273

Income Tax Expense (Benefit) ..............          (1,104)          53,759             (786)         (14,013)          31,398

                                                -----------      -----------      -----------      -----------      -----------
Income Before Extraordinary Item ..........          (7,035)          51,421           (6,646)         (23,237)          45,875

Extraordinary gain on early retirement of
   debt, less taxes .......................                                                                                 237
                                                -----------      -----------      -----------      -----------      -----------

Net Income (loss) .........................     $    (7,035)     $    51,421      $    (6,646)     $   (23,237)     $    46,112
                                                ===========      ===========      ===========      ===========      ===========


        See Notes to NorAm's Unaudited Consolidated Financial Statements.

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS


                                                               SEPTEMBER 30,    DECEMBER 31,
                                                                  1998              1997
                                                               ------------     ------------
PROPERTY, PLANT AND EQUIPMENT
    Natural Gas Distribution .............................     $  1,441,865     $  1,326,442
    Interstate Pipeline ..................................        1,284,127        1,258,087
    Energy Marketing .....................................          180,755          162,519
    Other ................................................           13,487           14,972
                                                               ------------     ------------
        Total ............................................        2,920,234        2,762,020
    Less accumulated depreciation and amortization .......          160,936           59,531
                                                               ------------     ------------
    Property, plant and equipment - net ..................        2,759,298        2,702,489
                                                               ------------     ------------

CURRENT ASSETS
    Cash and cash equivalents ............................           22,411           35,682
    Accounts and notes receivable, principally customer ..        1,452,782          969,248
    Accounts receivable - affiliated companies ...........           48,409           10,161
    Income tax receivable ................................           50,202            7,292
    Gas in underground storage ...........................          102,516           63,702
    Materials and supplies ...............................           41,822           29,611
    Gas purchased in advance of delivery .................            6,200            6,200
    Fuel stock and petroleum products ....................           65,416              345
    Other current assets .................................           51,037           16,749
                                                               ------------     ------------
        Total current assets .............................        1,840,795        1,138,990
                                                               ------------     ------------

OTHER ASSETS
    Goodwill, net ........................................        2,060,712        2,026,395
    Prepaid pension asset ................................           71,357           92,064
    Investment in marketable equity securities ...........            9,954           27,046
    Regulatory asset for environmental costs .............           20,736           21,745
    Gas purchased in advance of delivery .................           21,582           29,048
    Deferred debits, net .................................           86,692           93,010
                                                               ------------     ------------
        Total other assets ...............................        2,271,033        2,289,308
                                                               ------------     ------------

TOTAL ASSETS .............................................     $  6,871,126     $  6,130,787
                                                               ============     ============




        See Notes to NorAm's Unaudited Consolidated Financial Statements

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                        September 30,      December 31,
                                                                            1998              1997
                                                                         -----------      -----------
STOCKHOLDER'S EQUITY:
    Common stock ...................................................     $         1      $         1
    Paid-in capital ................................................       2,463,831        2,463,831
    Retained earnings ..............................................          72,268           20,847
    Unrealized loss on marketable equity securities, net of tax ....         (16,543)          (5,634)
                                                                         -----------      -----------
        Total stockholder's equity .................................       2,519,557        2,479,045
                                                                         -----------      -----------

NORAM-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED
    SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY
    SUBORDINATED DEBENTURES OF NORAM, NET ..........................           1,253           21,290

LONG-TERM DEBT, LESS CURRENT MATURITIES ............................         999,211          916,703

CURRENT LIABILITIES:
    Current maturities of long-term debt ...........................         354,962          232,145
    Notes payable to banks .........................................         205,600          390,000
    Notes payable to parent ........................................                           22,100
    Receivables facility ...........................................         300,000          300,000
    Accounts payable, principally trade ............................       1,201,686          668,269
    Accounts payable - affiliated companies ........................         141,368
    Interest payable ...............................................          19,743           27,273
    General taxes ..................................................          43,267           41,315
    Customer deposits ..............................................          35,529           36,626
    Other current liabilities ......................................         132,351          133,278
                                                                         -----------      -----------
        Total current liabilities ..................................       2,434,506        1,851,006
                                                                         -----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
    Accumulated deferred income taxes ..............................         502,116          488,299
    Estimated environmental remediation costs ......................          20,736           21,745
    Payable under capacity lease agreement .........................          41,000           41,000
    Benefit obligations ............................................         194,968          182,687
    Estimated obligations under indemnification provisions of sale
    Agreements .....................................................           6,581           11,391
    Other ..........................................................         151,198          117,621
                                                                         -----------      -----------
        Total deferred credits and other liabilities ...............         916,599          862,743
                                                                         -----------      -----------

Commitments and Contingencies

Total Liabilities and Stockholder's Equity .........................     $ 6,871,126      $ 6,130,787
                                                                         ===========      ===========



        See Notes to NorAm's Unaudited Consolidated Financial Statements

                      NORAM ENERGY CORP. AND SUBSIDIARIES
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                                     CURRENT           CURRENT            FORMER
                                                                                      NORAM             NORAM              NORAM
                                                                                   ------------      ------------      ------------
                                                                                   NINE MONTHS        TWO MONTHS       SEVEN MONTHS
                                                                                       ENDED             ENDED            ENDED
                                                                                   SEPTEMBER 30,     SEPTEMBER 30,       JULY 31,
                                                                                       1998              1997              1997
                                                                                   ------------      ------------      ------------
Cash Flows from Operating Activities:
    Net income ...............................................................     $     51,421      $     (6,646)     $     46,112
    Adjustments to reconcile net income to net cash provided by
      (used in) operating activities:
        Depreciation and amortization ........................................          144,305            31,798            84,901
        Deferred income taxes ................................................           19,339             8,748            14,589
        Extraordinary (gain), less taxes .....................................                                                 (237)
        Changes in other assets and liabilities, net of the effects of the acquisition:
           Accounts and notes receivable-net .................................         (521,782)           11,805           313,586
           Inventories .......................................................         (116,942)          (30,749)            9,980
           Other current assets ..............................................          (18,056)           (8,812)           (1,128)
           Accounts payable ..................................................          652,629           (63,621)         (224,590)
           Interest and taxes accrued ........................................          (55,780)          (16,378)          (19,996)
           Other current liabilities .........................................          (34,844)           10,100           (22,633)
           Other - net .......................................................           72,028            (1,674)           (1,312)
                                                                                   ------------      ------------      ------------
               Net cash provided by (used in) operating activities ...........          192,318           (65,429)          199,272
                                                                                   ------------      ------------      ------------

Cash Flows from Investing Activities:
    Purchase of NorAm, net cash acquired .....................................                         (1,422,672)
    Capital expenditures .....................................................         (184,301)          (28,740)          (88,638)
    Other - net ..............................................................            4,032              (275)           (6,424)
                                                                                   ------------      ------------      ------------
               Net cash used in investing activities .........................         (180,269)       (1,451,687)          (95,062)
                                                                                   ------------      ------------      ------------

Cash Flows from Financing Activities:
    Cash portion of capital contribution from Houston Industries .............                          1,426,067
    Retirements and reacquisitions of long-term debt .........................          (76,000)             (488)         (230,667)
    Issuance of bank term loan, due 1998 .....................................                                              150,000
    Proceeds from sale of debentures .........................................          298,514
    Increase (decrease) in notes payable .....................................         (216,931)          107,500           (42,500)
    Increase in receivables facility .........................................                             19,000            41,000
    Common and preferred stock dividends .....................................                                              (19,281)
    Conversion of convertible securities .....................................          (10,399)
    Other-net ................................................................          (20,504)          (13,103)          (27,348)
                                                                                   ------------      ------------      ------------
               Net cash provided by (used in) financing activities ...........          (25,320)        1,538,976          (128,796)
                                                                                   ------------      ------------      ------------

Net Increase (Decrease) in Cash and Cash Equivalents .........................          (13,271)           21,860           (24,586)
Cash and Cash Equivalents at Beginning of the Period .........................           35,682                              27,981
                                                                                   ------------      ------------      ------------
Cash and Cash Equivalents at End of the Period ...............................     $     22,411      $     21,860      $      3,395
                                                                                   ============      ============      ============

Supplemental Disclosure of Cash Flow Information:
    Interest (net of amounts capitalized) ....................................     $     43,783      $     25,600      $     67,100
    Income taxes, net ........................................................          (17,265)           13,000            20,900


          Notes to NorAm's Unaudited Consolidated Financial Statements.

                       NORAM ENERGY CORP. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                          UNREALIZED
                                                                                                         GAIN (LOSS)
                                                                                           RETAINED    ON MARKETABLE
                                                 COMMON STOCK(1)            PAID-IN        EARNINGS      SECURITIES
                                           ------------   ------------    ------------   ------------   ------------   ------------
                                              SHARES         AMOUNT          CAPITAL       (DEFICIT)     NET OF TAX       TOTAL
                                           ------------   ------------    ------------   ------------   ------------   ------------
FORMER NORAM:
Balance at January 1, 1997 .............    137,908,173   $     86,193    $  1,001,053   $   (286,703)  $          5   $    800,548
Net Income .............................                                                       46,112                        46,112
CASH DIVIDENDS:
Common stock - $0.07 per share .........                                                      (19,281)                      (19,281)
Change in Market Value of Marketable                                                                           5,874          5,874
  Equity  Securities, net of tax .......
Conversion of NorAm-Obligated
  Mandatorily Redeemable Convertible
  Trust Preferred Securities of
  Subsidiary Trust Holding Solely
  Subordinated Debentures of NorAm to
  Common Stock .........................     11,428,262          7,143         131,425                                      138,568
Other Issuances ........................        347,527            216           5,796                                        6,012
                                           ------------   ------------    ------------   ------------   ------------   ------------
BALANCE AT JULY 31, 1997 ...............    149,683,962         93,552       1,138,274       (259,872)         5,879        977,833
                                           ------------   ------------    ------------   ------------   ------------   ------------
CURRENT NORAM (POST MERGER):
ADJUSTMENTS DUE TO MERGER:
Eliminate Former NorAm Balances ........   (149,683,962)       (93,552)     (1,138,274)       259,872         (5,879)      (977,833)
Capital Contribution from Parent .......          1,000              1       2,460,233                                    2,460,234
Net Income .............................                                                       (6,646)                       (6,646)
Change in Market Value of  Marketable
  Equity Securities, net of tax ........                                                                       3,809          3,809
                                           ------------   ------------    ------------   ------------   ------------   ------------
BALANCE AT SEPTEMBER 30, 1997 ..........          1,000              1       2,460,233         (6,646)         3,809      2,457,397
                                           ------------   ------------    ------------   ------------   ------------   ------------
Capital contribution from Parent .......                                         3,598                                        3,598
Net Income .............................                                                       27,493                        27,493
Change in Market Value of Marketable
  Equity Securities, net of tax ........                                                                      (9,443)        (9,443)
                                           ------------   ------------    ------------   ------------   ------------   ------------
BALANCE AT DECEMBER 31, 1997 ...........          1,000              1       2,463,831         20,847         (5,634)     2,479,045
                                           ------------   ------------    ------------   ------------   ------------   ------------
Net Income .............................                                                       51,421                        51,421
Change in Market Value of Marketable
  Equity  Securities, net of tax .......                                                                     (10,909)       (10,909)
                                           ------------   ------------    ------------   -------------  ------------   ------------
BALANCE AT SEPTEMBER 30, 1998 ..........          1,000   $          1    $  2,463,831   $     72,268   $    (16,543)  $  2,519,557
                                           ------------   ------------    ------------   -------------  ------------   ------------

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


        See Notes to NorAm's Unaudited Consolidated Financial Statements.

                       NORAM ENERGY CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

         On August 6, 1997 (Acquisition Date), Houston Industries Incorporated (Former HI) merged with and into Houston Lighting & Power Company, which was renamed "Houston Industries Incorporated" (Houston Industries), and NorAm Energy Corp. (Former NorAm) merged with and into a subsidiary of Houston Industries, HI Merger, Inc., which was renamed "NorAm Energy Corp" (NorAm). Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former NorAm was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of Houston Industries. For more information regarding the Merger, see Note 2 below.

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

         NorAm's Consolidated Balance Sheets for periods after the Acquisition Date reflect adjustments associated with Houston Industries' assignment of the purchase price to certain assets of NorAm, principally consisting of (1) the revaluation of certain property, plant and equipment and long-term debt to their estimated fair market value, (2) the recognition of certain pension and postretirement benefit obligations previously being recognized through amortization, (3) the recognition of goodwill as described above, (4) the elimination of NorAm's historical goodwill, (5) the elimination of NorAm's historical stockholders' equity balances and accumulated depreciation and amortization as of the Acquisition Date and (6) the recognition of the associated deferred income tax effects. In addition, NorAm's pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Houston Industries), rendering presentation of per share data no longer meaningful. Houston Industries' debt to fund the cash portion of the purchase consideration has not been allocated or "pushed down" to NorAm and is not reflected on NorAm's Interim Financial Statements.

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

         If the Merger had occurred on January 1, 1997, NorAm's unaudited pro forma net loss for the third quarter of 1997 would have been $22 million and NorAm's unaudited pro forma net loss for the first nine months of 1997 would have been $39 million. Pro forma results are based on assumptions deemed appropriate by NorAm's management, have been prepared for informational purposes only and are not necessarily indicative of the results which would have resulted had the Merger actually taken place on the date indicated.

(3)  COMPREHENSIVE INCOME

         Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" (SFAS No.
130). "Comprehensive income" is defined to include all changes in stockholders' equity during a reporting period except changes resulting from investments by stockholders and distributions to stockholders. NorAm's comprehensive income consists of net income (loss) and unrealized gains or losses on NorAm's investment in marketable equity securities.

         For the three months ended September 30, 1998, NorAm's total comprehensive loss was $13 million compared to $34 million in the corresponding period in 1997. For the nine months ended September 30, 1998, NorAm's total comprehensive income was $41 million compared to $43 million in the corresponding period in 1997.

         Under SFAS No. 130, NorAm will begin to report and separately display total comprehensive income and the components that comprise comprehensive income in the year-end financial statements appearing in NorAm's Annual Report on 10-K for the year ending 1998 and subsequent annual reports.

(4) DEPRECIATION

         NorAm calculates depreciation using the straight-line method. NorAm's depreciation expense for the third quarter and nine months ended September 30, 1998 was $40 million and $103 million, respectively.

(5)  LONG-TERM DEBT AND SHORT-TERM FINANCINGS

         During the third quarter of 1998, NorAm repurchased $6 million aggregate principal amount of its 6% convertible subordinated debentures due 2012 at an average purchase price equal to 97.4% of the aggregate principal amount of the debentures, plus accrued interest. NorAm expects to use the repurchased debentures to satisfy part of the debentures' sinking fund requirements in March 1999 and March 2000.


              Series                           Principal Amount
   -----------------------------              ------------------
   9.07% due July 20, 1998                    $     15.0 million
   8.60% due September 1, 1998                       3.0 million
   8.58% due September 1, 1998                       5.0 million
   8.64% due September 4, 1998                      12.5 million
   8.50% due September 14, 1998                      0.5 million
   8.60% due September 15, 1998                      6.0 million
   8.43% due September 17, 1998                      5.0 million
                                              ------------------
                     Total                    $     47.0 million
                                              ==================

         At September 30, 1998, NorAm had $206 million in commercial paper borrowings supported by a $350 million revolving credit facility (NorAm Credit Facility). At such date, the weighted average interest rate of borrowings under this facility was 5.94%. Under a trade receivables facility that expires in August 1999, NorAm sells with limited recourse an undivided interest (limited to a maximum of $300 million) in a designated pool of accounts receivable. The amount of receivables sold and uncollected at September 30, 1998, was $300 million. The weighted average interest rate at such date was 5.5%. For additional information regarding NorAm's trade receivables facility, see Note 4(a) to NorAm's 10-K Financial Statements.

         For information regarding NorAm's issuance in the fourth quarter of 1998 of $500 million aggregate principal amount of debt securities, see Note 7.

         For information regarding NorAm's repayment at maturity of $28 million of its medium-term notes (having an average interest rate of 8.74%), see Note 5 to NorAm's Interim Financial Statements in the Second Quarter 10-Q. For information regarding (i) NorAm's issuance in February 1998 of $300 million principal amount of 6.5% debentures due February 1, 2008, (ii) NorAm's repayment at maturity of $1 million of its 9.30% medium-term notes and (iii) NorAm's satisfaction of the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due 2012 using debentures purchased in 1996 and 1997, see Note 5 to NorAm's Interim Financial Statements in the First Quarter 10-Q.

(6) NORAM OBLIGATED MANDATORILY REDEEMABLE TRUST SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY SUBORDINATED DEBENTURES OF NORAM.

         For information regarding $177.8 million of convertible preferred securities issued by a statutory business trust formed by Former NorAm, of which $1.3 million were outstanding at September 30, 1998, see Note 5 to NorAm's Form 10-K Financial Statements. The sole asset of the trust consists of junior subordinated debentures of NorAm having interest rates and maturity dates corresponding to the preferred securities, and the principal amount corresponding to the common and preferred securities issued by the trust.

(7)  SUBSEQUENT EVENTS

         In November 1998, NorAm sold $500 million aggregate principal amount of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). The net proceeds of $514 million from the offering of the TERM Notes and from the sale of the related option to remarket the TERM notes (as described below) will be used for general corporate purposes, including the repayment of (i) $178.5 million of NorAm's outstanding commercial paper and (ii) a $150 million term loan of NorAm that matures on November 13, 1998. The TERM Notes are unsecured obligations of NorAm which bear interest at the annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. Concurrent with the offering, NorAm received proceeds of $18.375 million from the sale of an option to remarket the notes in 2003. The proceeds received from the sale of the option will be amortized over the stated term of the securities. If the option is not exercised, NorAm will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by NorAm, within the 52-week period beginning November 1, 2003. During such period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on index selected by NorAm. If the TERM Notes are remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to adjustment, and the effective interest rate on the remarketed TERM Notes will be 5.66% plus the Company's applicable credit spread at the time of such remarketing.

(8)   INTERIM PERIOD RESULTS: RECLASSIFICATIONS

         NorAm's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) the Merger, (ii) seasonal temperature variation affecting energy consumption and (iii) the timing of maintenance and other expenditures. In addition, certain amounts from the prior year have been reclassified to conform to NorAm's presentation of financial statements in the current year. Such reclassifications do not affect earnings.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF NORAM ENERGY CORP. AND CONSOLIDATED SUBSIDIARIES.

         NorAm Energy Corp. (NorAm) meets the conditions specified in General Instruction H to Form 10-Q and is thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, NorAm has omitted from this Form 10-Q the information called for by Item 3 (Quantitative and Qualitative Disclosures about Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities), and Item 4 (Submission of Matters to a Vote of Security Holders). In lieu of the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-Q, NorAm has included the following Management's Narrative Analysis of the Results of Operations of NorAm Energy Corp. and Consolidated Subsidiaries to explain material changes in the amount of revenue and expense items of NorAm between the third quarter and first nine months of 1998 and the third quarter and first nine months of 1997, respectively. Reference is made to Management's Narrative Analysis of the Results of Operations of NorAm and consolidated subsidiaries in
Item 7 of the Form 10-K, NorAm's consolidated financial statements and notes contained in Item 8 of the Form 10-K and NorAm's Interim Financial Statements contained in this Form 10-Q. For a discussion of the qualifications and assumptions underlying the use of forward looking information, see Item 5 of this Form 10-Q.

                               NORAM ENERGY CORP.

         NorAm conducts operations primarily in the natural gas industry, including gathering, transmission, marketing, storage and distribution. Collectively, these operations accounted for in excess of 95% of NorAm's total revenues, income or loss and identifiable assets in the third quarter and first nine months of 1998. Accordingly, NorAm is not required to report on a "segment" basis, although NorAm is organized into, and the following business description focuses on, the operating units described below. NorAm also makes sales of electricity, non-energy sales and provides certain non-energy services, primarily to retail gas distribution customers. In recognition of the manner in which NorAm manages its portfolio of businesses, NorAm has segregated its results of operations into: Natural Gas Distribution, Interstate Pipeline, Energy Marketing and Corporate.

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

                       CONSOLIDATED RESULTS OF OPERATIONS

         Seasonality and Other Factors. NorAm's results of operations are seasonal due to fluctuations in the demand for and, to a lesser extent, the price of natural gas. NorAm's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by NorAm and its subsidiaries, competition in NorAm's various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect NorAm's future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Competition - Other Operations, - Impact of the Year 2000 Issue and Other System Implementation Issues, and - Environmental Expenditures" in the Form 10-K.

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

         The following table sets forth selected financial and operating data on an actual basis for the third quarters and nine months ended September 30, 1998 and 1997 and on a pro forma basis for the third quarter and nine months ended September 30, 1997, followed by a discussion of significant variances in period-to-period results:

SELECTED FINANCIAL RESULTS:

                                                            THREE MONTHS ENDED SEPTEMBER 30,
                                                 ---------------------------------------------------   ----------------
                                                     1998              1997               1997            PERCENTAGE
                                                   (ACTUAL)        (ACTUAL) (1)      (PRO FORMA) (2)        CHANGE
                                                 ------------      ------------      ---------------   ----------------
                                                              (THOUSANDS OF DOLLARS)                   (1998 ACTUAL TO
OPERATING REVENUES: ........................                                                            1997 PRO FORMA)
   Natural Gas Distribution ................     $    249,004      $    272,201      $    272,201                 (9%)
   Interstate Pipeline .....................           70,394            67,651            67,651                  4%
   Energy Marketing ........................        1,642,374           842,034           842,034                 95%
   Corporate and Other .....................           24,047            22,087            22,087                  9%
   Elimination of Intersegment Revenue(3) ..          (55,356)          (57,693)          (57,693)                 4%
                                                 ------------      ------------      ------------
                                                 $  1,930,463      $  1,146,280      $  1,146,280                 68%
                                                 ============      ============      ============
Operating Income (Loss):
   Natural Gas Distribution ................          (20,324)          (12,735)          (15,000)               (35%)
   Interstate Pipeline .....................           27,421            21,090            19,747                 39%
   Energy Marketing ........................            7,439               769
   Corporate and Other .....................            2,118            (8,379)           (7,185)               129%
                                                 ------------      ------------      ------------
                                                       16,654               745            (2,438)
Merger Transaction Costs (4)  ..............                             16,761               843               (100%)
                                                 ------------      ------------      ------------
Consolidated ...............................           16,654           (16,016)           (3,281)               608%
Interest Expense, Net ......................           25,736            29,136            26,376                 (2%)

Distributions on Subsidiary Trust Securities              106               903               903                (88%)
Other (Income) and Deductions ..............           (1,049)           (1,373)           (1,373)                24%
Income Tax Expense (Benefit) ...............           (1,104)          (14,799)           (7,099)                84%
                                                 ============      ============      ============
   Net Income (Loss) .......................     $     (7,035)     $    (29,883)     $    (22,088)                68%
                                                 ============      ============      ============

                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                       ---------------------------------------------------   ---------------
                                                           1998              1997               1997           PERCENTAGE
                                                         (ACTUAL)        (ACTUAL) (1)      (PRO FORMA) (2)       CHANGE
                                                       ------------      ------------      ---------------   ---------------
                                                              (THOUSANDS OF DOLLARS)                         (1998 ACTUAL TO
OPERATING REVENUES: ........................                                                                 1997 PRO FORMA)
    Natural Gas Distribution .....................     $  1,280,889      $  1,490,020      $  1,490,020                (14%)
    Interstate Pipeline ..........................          217,891           225,746           225,746                 (3%)
    Energy Marketing .............................        3,730,602         2,535,348         2,535,348                 47%
    Corporate and Other ..........................           59,773            57,517            57,517                  4%
    Elimination of Intersegment Revenues(3) ......         (216,186)         (222,171)         (222,171)                 3%
                                                       ------------      ------------      ------------
                                                       $  5,072,969      $  4,086,460      $  4,086,460                 24%
                                                       ============      ============      ============
 OPERATING INCOME (LOSS):
    Natural Gas Distribution .....................           75,124           105,695            92,000                (18%)
    Interstate Pipeline ..........................           92,343            90,467            81,000                 14%
    Energy Marketing .............................           10,834             7,982             4,000                171%
    Corporate and Other ..........................              (58)          (20,224)          (15,362)               100%
                                                       ------------      ------------      ------------
                                                            178,243           183,920           161,638                 10%
 Merger Transaction Costs(4) .....................                             18,099               843               (100%)
                                                       ------------      ------------      ------------
 Consolidated ....................................          178,243           165,821           160,795


 Interest Expense, Net ...........................           78,115            97,131            77,817                  0%
 Distributions on Subsidiary Trust Securities ....              533             6,317             6,317                (92%)
 Other (Income) and Deductions ...................           (5,585)           (7,468)           (7,467)                25%
 Income Tax Expense ..............................           53,759            30,612            45,805                 17%
                                                       ------------      ------------      ------------
 Income Before Extraordinary Item ................           51,421            39,229            38,323                 34%
 Extraordinary Item ..............................                                237               237               (100%)
                                                       ------------      ------------      ------------
 Net Income ......................................     $     51,421      $     39,466      $     38,560                 33%
                                                       ============      ============      ============

(1) 1997 (Actual) includes two months of Current NorAm and seven months of Former NorAm.

(2) Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1, 1997. Adjustments for goodwill have been allocated to the respective business units.

(3) Elimination of operating revenues derived from sales to affiliated business units.

(4) Expenses associated with completion of the business combination with Houston Industries. See Note 2 of the accompanying Notes to Consolidated Financial Statements.

         Third Quarter of 1998 Compared to Third Quarter of 1997 (Actual). NorAm had a consolidated net loss of $7 million for the third quarter of 1998 compared to a net loss of $30 million in the same period in 1997. The net loss for the third quarter of 1997 included $17 million of expenses associated with completion of the acquisition of NorAm by Houston Industries. Excluding these costs, earnings for the third quarter of 1998 increased $13 million compared to the same period of 1997. The increase in earnings is primarily attributable to increased operating income at Interstate Pipeline and Energy Marketing and reduced expenses at Corporate, partially offset by the purchase accounting effects of the Merger, including the amortization of goodwill and adjustments to interest expense and decreased operating income at Natural Gas Distribution.

         Third Quarter of 1998 Actual Compared to Third Quarter of 1997 (Pro Forma). NorAm had a consolidated net loss of $7 million for the third quarter of 1998 compared to a pro forma consolidated net loss of $22 million in the same period in 1997. The increase in earnings is primarily attributable to increased operating income at Interstate Pipeline and Energy Marketing and reduced expenses at Corporate, partially offset by decreased operating income at Natural Gas Distribution, as described below.

         Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997 (Actual). NorAm had consolidated net income of $51 million for the nine months ended September 30, 1998 compared to net income of $39 million in the same period in 1997. The increase in earnings is primarily attributable to increased operating income at Interstate Pipeline and Energy Marketing and reduced expenses at Corporate, partially offset by the purchase accounting effects of the Merger, including the amortization of goodwill and adjustments to interest expense and decreased operating income at Natural Gas Distribution, as described below.

         Nine Months Ended September 30, 1998 Actual Compared to 1997 Pro Forma. NorAm had consolidated net income of $51 million for the nine months ended September 30, 1998 compared to pro forma net income of $39 million in the nine months ended September 30, 1997. The increase in earnings is primarily attributable to increased operating income at Interstate Pipeline and Energy Marketing and reduced expenses at Corporate, partially offset by decreased operating income at Natural Gas Distribution, as described below.

                     RESULTS OF OPERATIONS BY BUSINESS UNIT

NATURAL GAS DISTRIBUTION

         Natural Gas Distribution operations are conducted through the Arkla, Entex and Minnegasco divisions of NorAm. These operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers in six states: Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

         The following table provides summary data regarding the results of operations of Natural Gas Distribution, including operating statistics, on an actual basis for the third quarter and nine month periods ended September 30, 1998 and on a pro forma basis for the third quarter and nine month periods ended September 30, 1997 (as if the acquisition of NorAm by Houston Industries had occurred as of January 1, 1997).

                                                                 THREE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              --------------------------           PERCENT
                                                                 1998            1997              CHANGE
                                                              ----------      ----------         ----------
                                                               (ACTUAL)       (PRO FORMA)
                                                                    (IN MILLIONS)
  Operating Revenues ....................................     $      249      $      272              (8%)
  Operating Expenses:
       Natural Gas ......................................            126             145             (13%)
       Operation and Maintenance ........................             91              90               1%
       Depreciation and Amortization ....................             33              31               6%
       Other Operating Expenses .........................             19              21             (10%)
                                                              ----------      ----------
           Total Operating Expenses .....................            269             287              (6%)
                                                              ----------      ----------
  Operating Loss ........................................     $      (20)     $      (15)            (33%)
                                                              ==========      ==========

  Throughput Data (in Bcf):
       Residential and Commercial Sales .................             31              32              (3%)
       Industrial Sales .................................             14              14              --
       Transportation ...................................              9               9              --
                                                              ----------      ----------
          Total Throughput ..............................             54              55              (2%)
                                                              ==========      ==========

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                             -------------------------         PERCENT
                                                                1998           1997             CHANGE
                                                             ----------     ----------        ----------
                                                              (ACTUAL)      (PRO FORMA)
                                                                  (IN MILLIONS)
 Operating Revenues ....................................     $    1,281     $    1,490            (14%)
 Operating Expenses:
      Natural Gas ......................................            757            948            (20%)
      Operation and Maintenance ........................            282            283             --
      Depreciation and Amortization ....................             97             92              5%
      Other Operating Expenses .........................             70             75             (7%)
                                                             ----------     ----------
          Total Operating Expenses .....................          1,206          1,398            (14%)
                                                             ----------     ----------
 Operating Income ......................................     $       75     $       92            (18%)
                                                             ==========     ==========

 Throughput Data (in Bcf):
      Residential and Commercial Sales .................            200            220             (9%)
      Industrial Sales .................................             42             42             --
      Transportation ...................................             32             31              3%
                                                             ----------     ----------
         Total Throughput ..............................            274            293             (6%)
                                                             ==========     ==========

         Natural Gas Distribution's operating loss increased $5 million in the third quarter of 1998, over its $15 million pro forma operating loss in the same period of 1997. The third quarter of 1997 included approximately $4 million non-recurring income recorded in connection with the successful appeal of the Minnegasco division's 1993 and 1995 rate cases.

         Operating income for the nine month period ended September 30, 1998 decreased $17 million compared to pro forma operating income in the same period of 1997. The $17 million decrease in operating income is due primarily to (i) milder winter weather in the first three months of 1998, (ii) the impact in 1997 of the Minnegasco division's rate case appeal as discussed above and (iii) lower demand for natural gas heating in the second and third quarters of 1998. The decrease in operating income was partially offset by reduced charges at Arkla associated with the methodology of calculating the price of gas charged to customers (the Purchased Gas Adjustment).

         Natural Gas Distribution operating revenues decreased $23 million and $209 million for the third quarter and nine months ended September 30, 1998, respectively, compared to pro forma operating revenues for the corresponding periods of 1997 due principally to (i) the weather-related factors decline in customer usage and (ii) lower natural gas prices. In addition, the impact in 1997 of the Minnegasco division's rate case appeal (as discussed above) also resulted in higher revenues in 1997 compared to 1998.

         Operating expenses decreased $18 million and $192 million in the third quarter and nine months ended September 30, 1998, respectively, compared to pro forma operating expenses in the same period of 1997 due primarily to the reduced cost of gas and the Purchased Gas Adjustment.

         Demand for natural gas distribution services is seasonal in nature, reflecting the higher demand for natural gas for use in heating in the winter months.

INTERSTATE PIPELINE

     Interstate Pipeline operations are conducted primarily through NorAm
Gas Transmission Company (NGT) and Mississippi River Transmission Corporation
(MRT), two wholly owned subsidiaries of NorAm. The NGT system consists of approximately 6,200 miles of natural gas transmission lines located in portions of Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. The MRT system consists of approximately 2,000 miles of pipeline serving principally the greater St. Louis area in Missouri and Illinois.

     The following table provides summary data regarding the results of operations of Interstate Pipeline, including operating statistics, on an actual basis for the third quarter and nine months ended September 30, 1998 and on a pro forma basis for third quarter and nine months ended September 30, 1997 (as if the acquisition of NorAm by Houston Industries had occurred as of January 1,
1997).

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                             --------------------------        PERCENT
                                                                1998            1997           CHANGE
                                                             ----------      ----------      -----------
                                                              (ACTUAL)       (PRO FORMA)
                                                                    (IN MILLIONS)
Operating Revenues .....................................     $       70      $       67            4%
Operating Expenses:
     Natural Gas .......................................              6              10          (40%)
     Operation and Maintenance .........................             20              20           --
     Depreciation and Amortization .....................             13              13           --
     Other Operating Expenses ..........................              4               4           --
                                                             ----------      ----------
          Total Operating Expenses .....................             43              47           (9%)
                                                             ----------      ----------
Operating Income .......................................     $       27      $       20           35%
                                                             ==========      ==========

Throughput Data (in million MMBtu):
    Natural Gas Sales ..................................              4               4           --
   Transportation ......................................            186             205           (9%)
        Elimination (1) ................................             (4)             (4)          --
                                                             ----------      ----------
Total Throughput .......................................            186             205           (9%)
                                                             ==========      ==========

                                                                 NINE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                            --------------------------        PERCENT
                                                               1998            1997           CHANGE
                                                            ----------      ----------      ----------
                                                             (ACTUAL)      (PRO FORMA)
                                                                  (IN MILLIONS)
Operating Revenues ....................................     $      218      $      226           (4%)
Operating Expenses:
     Natural Gas ......................................             22              29          (24%)
     Operation and Maintenance ........................             60              66           (9%)
     Depreciation and Amortization ....................             32              39          (18%)
     Other Operating Expenses .........................             12              11            9%
                                                            ----------      ----------
          Total Operating Expenses ....................            126             145          (13%)
                                                            ----------      ----------
Operating Income ......................................     $       92      $       81           14%
                                                            ==========      ==========

Throughput Data (in million MMBtu):
   Natural Gas Sales ..................................             12              14          (14%)
   Transportation .....................................            610             667           (9%)
        Elimination (1) ...............................            (11)            (13)          15%
                                                            ----------      ----------
Total Throughput ......................................            611             668           (9%)
                                                            ==========      ==========

-------------

(1) ELIMINATION REFERS TO VOLUMES OF NATURAL GAS BOTH TRANSPORTED AND SOLD BY INTERSTATE PIPELINE AND, THEREFORE, EXCLUDED FROM TOTAL THROUGHPUT.

         Interstate Pipeline operating income increased $7 million and $11 million in the third quarter and nine months ended September 30, 1998, respectively, over pro forma operating income for the same periods in 1997.
The increase in operating income for the third quarter of 1998 is primarily due to improved operating margins and reductions in the cost of natural gas, as discussed below. The increase in operating income for the nine month period of 1998 is primarily due to $11 million of pre-tax non-recurring items recorded in 1998 for litigation and rate case settlements as well as improved operating margins and reductions in operating expenses. The increase in operating income in the nine month period ended September 30, 1998 was offset by $7 million of non-recurring transportation revenues recorded in the first quarter of 1997, as discussed below.

         Operating revenues for Interstate Pipeline increased $3 million in the third quarter of 1998, over pro forma operating revenues for the same period in 1997. This increase in operating revenues is primarily due to a weather-related demand for natural gas used to fuel electric generation plants during the summer cooling season.

         Operating revenues decreased $8 million in the nine month period ended September 30, 1998, from pro forma operating revenues for the same period in 1997. The decrease in revenues is due in part to $7 million of non-recurring transportation revenues recognized in the first quarter of 1997. These revenues were recognized following a settlement with the Arkla division of NorAm related to service provided in several of Arkla's operating jurisdictions. In addition, the settlement with Arkla resulted in reduced transportation rates, which also reduced revenues for the period. These decreases were partially offset by (i) the settlement of outstanding gas purchase contract litigation which resulted in the recognition of approximately $6 million of revenues in the second quarter of 1998 and (ii) the factors discussed above for the third quarter.

         Natural gas expense decreased $4 million and $7 million in the third quarter and nine months ended September 30, 1998, respectively, when compared to pro forma natural gas expense in the same periods in 1997 primarily due to lower gas sales volumes and lower prices for purchased gas.

         Operation and maintenance expense decreased $6 million in the nine months ended September 30, 1998, respectively, in comparison to pro forma operation and maintenance expense for the same period in 1997. The decrease was primarily due to lower costs resulting from cost control initiatives and decreased maintenance due to milder weather in the first quarter of 1998.

         Depreciation expense decreased $7 million in the nine month period ended September 30, 1998, compared to pro forma depreciation expense in the same period of 1997 primarily due to a $5 million rate settlement recorded in the first quarter of 1998. The rate settlement, effective January 1998, provided for a reduction of MRT's depreciation rates retroactive to July 1996.

ENERGY MARKETING

         Energy Marketing includes the operations of NorAm's wholesale energy trading and marketing business, and retail energy marketing business and natural gas gathering activities of NorAm (conducted, respectively, by NorAm Energy Services, Inc. (NES), NorAm Energy Management, Inc. and NorAm Field Services Corp., three wholly owned subsidiaries of NorAm).

         The following table provides summary data regarding the results of operations of Energy Marketing, including operating statistics, on an actual basis for the third quarter and nine months ended September 30, 1998 and on a pro forma basis for the third quarter and nine months ended September 30, 1997 (as if the acquisition of NorAm by Houston Industries had occurred as of January 1, 1997).

                                                                    THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                                -------------------------       PERCENT
                                                                   1998           1997          CHANGE
                                                                ----------     ----------     ----------
                                                                 (ACTUAL)     (PRO FORMA)
                                                                       (IN MILLIONS)
  Operating Revenues ......................................     $    1,642     $      842             95%
  Operating Expenses:
       Natural Gas ........................................            687            587             17%
       Purchased Power ....................................            906            220            312%
       Operation and Maintenance ..........................             36             31             16%
       Depreciation and Amortization ......................              4              3             33%
       Other Operating Expenses ...........................              2              1            100%
                                                                ----------     ----------
            Total Operating Expenses ......................          1,635            842             94%
                                                                ----------     ----------
  Operating Income (Loss) .................................     $        7     $       --             --
                                                                ==========     ==========

  Operations Data:
  Natural Gas (in Bcf):
         Sales ............................................            364            284             28%
         Transportation ...................................              3              5            (40%)
         Gathering ........................................             60             60             --
                                                                ----------     ----------
              Total .......................................            427            349             22%
                                                                ----------     ----------
  Electricity:
         Wholesale Power Sales (in thousand MWH) ..........         22,353          8,099            176%
                                                                ==========     ==========

                                                                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,
                                                              -------------------------       PERCENT
                                                                 1998          1997           CHANGE
                                                              ----------     ----------     ----------
                                                               (ACTUAL)     (PRO FORMA)
                                                                   (IN MILLIONS)
Operating Revenues ......................................     $    3,731     $    2,535             47%
Operating Expenses:
     Natural Gas ........................................          2,012          2,022             --
     Purchased Power ....................................          1,604            429            274%
     Operation and Maintenance ..........................             89             69             29%
     Depreciation and Amortization ......................             10              8             25%
     Other Operating Expenses ...........................              5              3             67%
                                                              ----------     ----------
          Total Operating Expenses ......................          3,720          2,531             47%
                                                              ----------     ----------
Operating Income ........................................     $       11     $        4            175%
                                                              ==========     ==========

Operations Data:
Natural Gas (in Bcf):
       Sales ............................................          1,013            878             15%
       Transportation ...................................             16             17             (6%)
       Gathering ........................................            175            182             (4%)
                                                              ----------     ----------
            Total .......................................          1,204          1,077             12%
                                                              ==========     ==========
Electricity:
       Wholesale Power Sales (in thousand MWH) ..........         52,471         17,660            197%
                                                              ==========     ==========

         Energy Marketing's operating income increased $7 million for both the three and nine months ended September 30, 1998 over pro forma operating income for the same periods in 1997. The increase in third quarter operating income primarily reflects increased margins and sales volumes at NES for the third quarter of 1998 compared to the same period of 1997. This increase was partially offset by higher operating expenses as discussed below. Operating income for the nine months ended September 30, 1997 included $17 million in hedging losses associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997.

         Operating revenues for Energy Marketing increased $800 million and $1.2 billion for the third quarter and nine months ended September 30, 1998, respectively, when compared to the same periods in 1997 due primarily to increases in wholesale power sales of $692 million and $1.2 billion in the third quarter and nine month periods of 1998, respectively. The increases in operating revenues and wholesale power sales were due to increased trading activity in 1998.

         Natural gas expenses increased $100 million for the third quarter of 1998, compared to the same period of 1997. This increase is attributable to increased gas marketing activities, partially offset by a decrease in the price of natural gas. In the nine months ended September 30, 1998, natural gas expenses decreased $10 million when compared to the same period of 1997. This decrease is due to the reduction in the price of natural gas in 1998 and the impact of hedging losses in 1997 mentioned above, partially offset by increased gas marketing activities.

         Purchased power expenses increased $686 million and $1.2 billion for the third quarter and nine months ended September 30, 1998, respectively, compared to the same periods in 1997 due to increased power marketing activities.

         Operation and maintenance expenses increased $5 million and $20 million for the third quarter and nine months ended September 30, 1998, respectively, when compared to 1997 pro forma operation and maintenance expenses for the same periods in 1997. This increase is largely due to increased staffing in support of the expanded trading and marketing efforts at NES. NorAm believes that NES' energy trading, marketing and risk management services complement the development and/or acquisition of non-rate regulated generation assets in other markets. As a result, NorAm has made, and expects to continue to make, significant investments in developing NES' internal software, trading and personnel resources. The increase in operation and maintenance expenses for the nine month period ended September 30, 1998 is also due to a $4 million expense associated with an increase in reserves due to increased counter party credit and performance risk associated with higher prices and higher volatility in the electric power market in the second quarter of this year.


         To minimize fluctuations in the price of natural gas and transportation, NorAm, primarily through NES, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing gas storage inventory and (iii) certain anticipated transactions, some of which carry off-balance sheet risk. NES also enters into natural gas derivatives for trading purposes and electricity derivatives for hedging and trading purposes. For a discussion about the NorAm's treatment of derivative instruments, see
Note 2 to the NorAm's 10-K Financial Statements, Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the Form 10-K, and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) in this Form 10-Q.

CORPORATE

         NorAm's corporate and other business (Corporate) includes the operations of NorAm's unregulated retail services business, international operations, certain real estate investments, corporate costs and elimination of transactions between affiliated business units.

         Corporate operating loss decreased $10 million and $20 million, respectively, in the third quarter and nine months ended September 30, 1998 compared to the same periods of 1997. The decreases are primarily attributable to reduced corporate expenses as a result of the Merger.

         For information about the impact of year 2000 software issues, see "Management's Discussion and Analysis and Financial Condition of Resulting Operations - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Impact of Year 2000 Computer Software Issues." Based on current internal studies, as well as recently solicited bids from various software vendors, NorAm estimates that the total direct cost of resolving the year 2000 issue will be between $4.5 million and $5.5 million, of which $2.8 million has already been expended.

                             NEW ACCOUNTING ISSUES

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of NorAm's - New Accounting Issues" in Item 2 (Houston Industries) in the Form 10-Q for a discussion of certain new accounting issues.

PART II.  OTHER INFORMATION

ITEM 1.           LEGAL PROCEEDINGS.

                  For a description of legal proceedings affecting the Company and its subsidiaries, including NorAm, see (i) Part I, Item 3, of the Company's Form 10-K, Notes 3, 5 and 12 to the Company's Financial Statements in the Form 10-K and Note 8 to NorAm's Financial Statements in the Form 10-K, (ii) Part II, Item 1, of the First Quarter 10-Q, (iii) Part II, Item 1, of the Second Quarter 10-Q and (iv) Note 10(a) to the Company's Interim Financial Statements.

ITEM 5.           OTHER INFORMATION.

                  Forward Looking Statements. From time to time, the Company and NorAm may make statements regarding their assumptions, projections, expectations, intentions, or beliefs about future events. These statements and other statements that are not historical facts are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company and NorAm caution that assumptions, projections, expectations, intentions, or beliefs about future events may and often do vary materially from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance actual results will not differ materially from those expressed or implied by the forward looking statements.

                  The following are some of the factors that could cause actual results to differ from those expressed or implied in forward looking statements: (i) state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate restructures and affect the speed and degree to which competition enters the electric and natural gas industries; (ii) industrial, commercial and residential growth in service territories of the Company and NorAm; (iv) the weather and other natural phenomena; (v) the timing and extent of changes in commodity prices and interest rates; (vi) changes in environmental and other laws and regulations to which the Company, NorAm and their respective subsidiaries are subject or other external factors over which the Company and NorAm have no control; (vii) the results of financing efforts; (viii) growth in opportunities for the Company's and NorAm's subsidiaries and diversified operations;
                  (ix) risks incidental to the Company's overseas operations (including the effects of fluctuations in foreign currency exchange rates); (x) the effect of the Company's and NorAm's accounting policies; and (xi) other factors discussed in this and other filings by the Company and NorAm with the Securities and Exchange Commission (SEC).

                  When used in the Company's or NorAm's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements.

                  Shareholder Proposals. In September 1998, the Board of Directors of the Company amended the provisions of the Company's bylaws that relate to certain resolutions or motions proposed by the Company's shareholders. Under the amendments, a resolution or motion proposed by a shareholder will be considered for vote of the shareholders only if it meets the criteria of Article II, Section 9 (Proper Business Annual Meeting of Shareholders), or Article II,

                  Section 10 (Proper Business - Special Meeting of Shareholders), as the case may be. For additional information, reference is made to the Company's Amended and Restated Bylaws filed as exhibit 3 to this Form 10-Q.

                  Under applicable SEC regulations, the persons named in the proxies solicited by the Company's Board of Directors may exercise discretionary voting authority with respect to any shareholder proposal (other than certain proposals submitted for inclusion in a proxy statement) that are received on and after February 10, 1999.

                  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

                  (a)      Exhibits.

                  Company:

                  Exhibit 3 - Amended and Restated Bylaws (adopted on September 2, 1998).

                  Exhibit 12 - Ratio of Earnings to Fixed Charges and Preferred Dividends.

                  Exhibit 27 - Financial Data Schedule (included in electronic filing only).

                  Exhibit 99(a) - Notes 1(c), 1(n), 2, 3, 4, 5 and 12 to the Company's Financial Statements included on pages 64 through 65, 68 through 77 and 92 through 94 of the Form 10-K.

                  NorAm:

                  Exhibit 12 - Ratio of Earnings to Fixed Charges and Preferred Dividends

                  Exhibit 27 - Financial Data Schedule (included in electronic filing only) .

                  Exhibit 99(a) - Notes 1(c), 2 and 8 to the NorAm Financial Statements included on pages 116 through 121 and pages 132 through 135 of the Form 10-K.

                  (b)      Reports on Form 8-K.

                  Company:

                  Form 8-K (Item 5 Other Events) dated October 13, 1998, and filed on October 21, 1998

                  NorAm:

                  Form 8-K (Item 5 Other Events) dated November 5, 1998, and filed on November 10, 1998

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        HOUSTON INDUSTRIES INCORPORATED
                                                 (Registrant)




                                        /s/ Mary P. Ricciardello
                                        --------------------------------
                                         Vice President and Comptroller
                                         (Principal Accounting Officer)









Date: November 12, 1998

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      NORAM ENERGY CORP.
                                                        (Registrant)




                                                  /s/ Mary P. Ricciardello
                                                  ------------------------------
                                                  Vice President and Comptroller
                                                  (Principal Accounting Officer)



Date:  November 12, 1998

                               INDEX TO EXHIBITS

EXHIBITS                           DESCRIPTION
COMPANY:

Exhibit 3     -   Amended and Restated Bylaws (adopted on September 2, 1998).

Exhibit 12    -   Ratio of Earnings to Fixed Charges and Preferred Dividends.

Exhibit 27    -   Financial Data Schedule (included in electronic filing only).

Exhibit 99(a) -   Notes 1(c), 1(n), 2, 3, 4, 5 and 12 to the Company's Financial
                  Statements included on pages 72 through 77 and 92 through 94 of the Form 10-K.

NORAM:

Exhibit 12    -   Ratio of Earnings to Fixed Charges and Preferred Dividends

Exhibit 27    -   Financial Data Schedule  (included in electronic filing only).

Exhibit 99(a) -   Notes 1(c), 2 and 8 to the NorAm Financial Statements included on pages 116 through 121 and pages 132 through 135 of the
                  Form 10-K.