Form 10-K405
period 1998-12-31
HOUSTON INDUSTRIES INC; RELIANT ENERGY RESOURCES CORP
filed 1999-03-19
CIK 48732, 1042773

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X]               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
                                       OR
[ ]               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE TRANSITION PERIOD FROM ______________TO _____________

                          COMMISSION FILE NUMBER 1-3187

                         HOUSTON INDUSTRIES INCORPORATED
                       d/b/a RELIANT ENERGY, INCORPORATED
             (Exact name of registrant as specified in its charter)*

                          TEXAS                                                  74-0694415
    (State or other jurisdiction of incorporation or               (I.R.S. employer identification number)
                      organization)
                     1111 LOUISIANA
                  HOUSTON, TEXAS 77002                                         (713) 207-3000
  (Address and zip code of principal executive offices)     (Registrant's telephone number, including area code)

               SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF
THE ACT:

                   TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, without par value,                                           New York Stock Exchange
   and associated rights to purchase preference stock                      Chicago Stock Exchange
7% Automatic Common Exchange                                               New York Stock Exchange
   Securities due July 1, 2000
HL&P Capital Trust I 8.125% Trust                                          New York Stock Exchange
   Preferred Securities, Series A
REI Trust I 7.20% Trust Originated Preferred Securities,                   New York Stock Exchange
   Series C**

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Preferred Stock, cumulative, no par, $4 series

                         COMMISSION FILE NUMBER 1-13265
                         RELIANT ENERGY RESOURCES CORP.
                          (FORMERLY NORAM ENERGY CORP.)
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
  (Address and zip code of principal executive offices)         (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

               TITLE OF EACH CLASS                           NAME OF EACH EXCHANGE ON WHICH REGISTERED
    NorAm Financing I 6 % Convertible Trust                           New York Stock Exchange
        Originated Preferred Securities
6% Convertible Subordinated Debentures due 2012                       New York Stock Exchange

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

     RELIANT ENERGY RESOURCES CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of Houston Industries Incorporated d/b/a Reliant Energy, Incorporated (Company) was $8,242,087,474 as of March 11, 1999, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of March 11, 1999, the Company had 296,329,510 shares of Common Stock outstanding, including 11,424,063 ESOP shares not deemed outstanding for financial statement purposes. Excluded from the number of shares of Common Stock outstanding are 91,512 shares held by the Company as treasury stock. As of March 11, 1999, all 1,000 outstanding shares of Reliant Energy Resources Corp.'s Common Stock were held by the Company.

     Portions of the definitive proxy statement relating to the 1999 Annual Meeting of Shareholders of the Company, which will be filed within 120 days of December 31, 1998, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this Form 10-K.

     *On May 5, 1999, the Company's shareholders will vote on a proposal to amend the Articles of Incorporation of the Company to change its name from "Houston Industries Incorporated" to "Reliant Energy, Incorporated."

    **Issued on February 26, 1999.

================================================================================

     THIS COMBINED ANNUAL REPORT ON FORM 10-K IS SEPARATELY FILED BY HOUSTON INDUSTRIES INCORPORATED, d/b/a RELIANT ENERGY, INCORPORATED AND RELIANT ENERGY RESOURCES CORP. (FORMERLY KNOWN AS NORAM ENERGY CORP.). INFORMATION CONTAINED HEREIN RELATING TO RELIANT ENERGY RESOURCES CORP. IS FILED BY RELIANT ENERGY, INCORPORATED AND SEPARATELY BY RELIANT ENERGY RESOURCES CORP. ON ITS OWN BEHALF. RELIANT ENERGY RESOURCES CORP. MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO RELIANT ENERGY, INCORPORATED (EXCEPT AS IT MAY RELATE TO RELIANT ENERGY RESOURCES CORP. AND ITS SUBSIDIARIES), RELIANT ENERGY INTERNATIONAL, INC. (FORMERLY KNOWN AS HOUSTON INDUSTRIES ENERGY, INC.), RELIANT ENERGY POWER GENERATION, INC. (FORMERLY KNOWN AS HI POWER GENERATION, INC.) OR ANY OTHER AFFILIATE OR SUBSIDIARY OF RELIANT ENERGY, INCORPORATED.


                                TABLE OF CONTENTS

PART I
Item 1.       Business.......................................................................................1
Item 2.       Properties....................................................................................21
Item 3.       Legal Proceedings.............................................................................23
Item 4.       Submission of Matters to a Vote of Security Holders...........................................23

PART II
Item 5.       Market for the Company's Common Equity and Related Stockholder Matters........................24
Item 6.       Selected Financial Data of the Company........................................................25

Company
Item 7.       Management's Discussion and Analysis of Financial Condition and
              Results of Operations of the Company..........................................................27
Item 7A       Quantitative and Qualitative Disclosures About Market Risk....................................54
Item 8.       Financial Statements and Supplementary Data of the Company....................................58

Resources
Item 7.       Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp.
              and Consolidated Subsidiaries................................................................109
Item 8.       Financial Statements and Supplementary Data of Resources.....................................113

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.........148

PART III
Item 10.      Directors and Executive Officers of the Company and Resources................................148
Item 11.      Executive Compensation.......................................................................148
Item 12.      Security Ownership of Certain Beneficial Owners and Management...............................148
Item 13.      Certain Relationships and Related Transactions...............................................148

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K..............................149

                         CAUTIONARY STATEMENT REGARDING
                           FORWARD LOOKING INFORMATION

     From time to time, Reliant Energy, Incorporated (Company) and Reliant Energy Resources Corp. (Resources) may make statements regarding their assumptions, projections, expectations, intentions or beliefs about future events. These statements and other statements that are not historical facts are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company and Resources caution that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary materially from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance actual results will not differ materially from those expressed or implied by the forward-looking statements.

     The following are some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements: (i) state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas industries; (ii) industrial, commercial and residential growth in service territories of the Company and Resources; (iii) the weather and other natural phenomena; (iv) the timing and extent of changes in commodity prices and interest rates; (v) changes in environmental and other laws and regulations to which the Company, Resources and their respective subsidiaries are subject or other external factors over which the Company and Resources have no control; (vi) the results of financing efforts; (vii) growth in opportunities for the Company's and Resources' subsidiaries and diversified operations; and (viii) risks incidental to the Company's overseas operations (including the effects of fluctuations in foreign currency exchange rates).

The following sections of this Form 10-K contain forward-looking statements:
"Business -- Certain Factors," "Business -- Electric Operations -- System Capability," "Business -- Electric Operations -- Capital Expenditures," "Business -- Electric Operations -- Fuel," "Business -- Wholesale Energy -- Power Generation," "Business -- Wholesale Energy-- Energy Marketing and Risk Management," "Business -- International -- Major Foreign Investments," "Business -- Regulation -- Federal Energy Regulatory Commission," and "Business -- Environmental Matters" in Item 1 of this Form 10-K; "Legal Proceedings" in Item 3 of this Form 10-K; "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Wholesale Energy ," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- International," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition -- Other Operations," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Impact of the Year 2000 Issue and Other System Implementation Issues," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Risks of International Operations," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Environmental Expenditures" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources -- Company Consolidated Capital Requirements" and "-- Consolidated Sources of Capital Resources and Liquidity" in Item 7 of this Form 10-K; and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

                                     PART I

ITEM 1. BUSINESS.

     Reliant Energy, Incorporated (Company) is a diversified international energy services company. Its Reliant Energy HL&P division (formerly Houston Lighting & Power Company) provides electric utility services to approximately
1.6 million customers in Houston, Texas and surrounding areas on the Texas Gulf Coast. Its largest subsidiary, Reliant Energy Resources Corp. (Resources) (formerly NorAm Energy Corp.), is a natural gas utility serving over 2.8 million customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. Resources, through its subsidiaries, is also a major interstate natural gas pipeline company and a provider of energy marketing services.

     The Company's other principal subsidiaries include Reliant Energy International, Inc. (formerly Houston Industries Energy, Inc.) which participates in the privatization of foreign generating and distribution facilities and the development and acquisition of foreign independent power projects, and Reliant Energy Power Generation, Inc. (formerly Houston Industries Power Generation, Inc.), which participates in the acquisition, development and operation of non-rate regulated power generation assets.

     The Company, subject to certain limited exceptions, is exempt from regulation as a public utility holding company pursuant to Section 3(a)(2) of the Public Utility Holding Company Act of 1935, as amended (1935 Act). For additional information regarding the Company's status under the 1935 Act, see "--Regulation--Public Utility Holding Company Act."

     The Company, incorporated in 1906, is a Texas corporation. Resources, incorporated in 1996, is a Delaware corporation. The executive offices of the Company and Resources are located at 1111 Louisiana, Houston, Texas 77002, P.O. Box 4567 (telephone number 713-207-3000). On May 5, 1999, the Company's shareholders will vote on a proposal to amend the Company's Restated Articles of Incorporation to change its name from "Houston Industries Incorporated" to "Reliant Energy, Incorporated."

CERTAIN FACTORS

     The Company's and its subsidiaries' operations are affected by various factors, including competition, legislative and regulatory changes, stringent environmental regulations, contingencies associated with nuclear plant ownership, diversification into businesses outside of traditional regulated utility operations and currency fluctuations and emerging market risks in connection with international operations. The effects of these and other factors on the business and operations of the Company and its subsidiaries are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries."

     Regulation of electric utility operations on both state and federal levels is in flux, with the goal of, among other things, enhancing competition. The Texas legislature is considering several bills relating to the deregulation of retail electricity sales. The adoption of such legislation is expected to have a major impact on the Company. For information regarding these developments, as they affect the Company, including without limitation, the Company's ability to recover its existing investment in certain electric utility facilities, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition and Restructuring of Electric Utility Industry," which section is incorporated herein by reference.

BUSINESS SEGMENTS

     Effective January 1, 1998, the Company reconfigured its consolidated financial reporting segments to include the following: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy Marketing and Generation (Wholesale Energy), International and Corporate. Electric Operations includes the operations of Reliant

Energy HL&P. Natural Gas Distribution includes the gas utility operations of Resources. Interstate Pipeline includes the interstate natural gas pipeline operations of Reliant Energy Gas Transmission Company (REGT) and Mississippi River Transmission Corporation (MRT). Wholesale Energy includes the operations of Reliant Energy Power Generation, Inc. (Power Generation), as well as the energy marketing and trading operations of Reliant Energy Services, Inc. (Reliant Energy Services) and the natural gas gathering operations of Reliant Energy Field Services. International includes the operations of Reliant Energy International, Inc. (Reliant Energy International). Corporate includes the operations of Reliant Energy Retail, Inc. (Reliant Energy Retail), which conducts a non-rate regulated retail services business, certain real estate holdings of the Company and corporate expenses.

     For financial and accounting information regarding the Company's segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment" and Note 15 to the Company's Consolidated Financial Statements, which note is incorporated herein by reference.

     Information regarding historical and projected capital expenditures for each segment is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources -- Company's Consolidated Capital Requirements." Information regarding the impact of competition on each segment is set forth in "Management's Discussion and Analysis of Financial Condition and Results of Operations on the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition and Restructuring of the Electric Utility Industry" and "-- Competition -- Other Operations," which sections are incorporated herein by reference. Information regarding regulatory matters affecting each segment is set forth below under "-- Regulation" and Note 3 to the Company's Consolidated Financial Statements.

     The following sections describe generally the business of each of the Company's segments.

                               ELECTRIC OPERATIONS

     The Electric Operations segment includes Reliant Energy HL&P, the Company's regulated electric utility division, which generates, purchases, transmits and distributes electricity to approximately 1.6 million residential, commercial and industrial customers in a 5,000 square-mile service area on the Texas Gulf Coast, including Houston, Texas, the nation's fourth largest city. The Company's non-rate regulated generation business is conducted by Power Generation. For information regarding Power Generation, see "-- Wholesale Energy." For the year ended December 31, 1998, Electric Operations represented approximately 38% of the Company's total consolidated revenues and 69% of its operating income. For the years ended December 31, 1997 and 1996, Electric Operations represented approximately 62% and 98%, respectively, of the Company's total consolidated revenues and 93% and 100%, respectively, of its operating income.

     All projections and other forward-looking data set forth under "Electric Operations," including information regarding System Capability and Capital Expenditures, assume the continued existence of a cost-based regulatory system.

SERVICE AREA

     Houston's economy, although it has become increasingly diversified over the past ten years, is still centered primarily on energy sector industries, such as oil companies, petrochemical and refining complexes, industrial and petrochemical construction firms and natural gas distribution and processing centers. During the year ended December 31, 1998, energy sector industries accounted for approximately 33% of Electric Operations' industrial electric base revenues and 8% of its total electric base revenues. Other important sectors of Houston's economy include the Port of Houston, the Johnson Space Center, the Texas Medical Center and a growing electronics and computer industry.

     The Company is a member of the Electric Reliability Council of Texas, Inc. (ERCOT) and is interconnected to a transmission grid encompassing most of the State of Texas.

ELECTRIC UTILITY ASSETS

     The Company owns and operates (i) 12 electric generating stations (62 generating units) with a combined turbine nameplate rating of 13,554,608 kilowatts (KW) and (ii) 213 major substation sites (240 substations) having a total installed rated transformer capacity of 53,413 megavolt amperes (Mva). The Company is one of four co-owners of the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating plant consisting of two 1,250 megawatt (MW) nuclear generating units in which the Company has a 30.8% ownership interest. All of the electric generating stations and other operating properties used in the business of Electric Operations are located in the State of Texas. For additional information regarding the assets used in Electric Operations' business, see "Properties" in Item 2 of this Form 10-K.

SYSTEM CAPABILITY

     The following table sets forth information regarding Electric Operations' system capability:




                        INSTALLED        FIRM
                           NET         PURCHASED                                                           CALCULATED
                        CAPABILITY       POWER       TOTAL NET       MAXIMUM HOURLY FIRM       % CHANGE     RESERVE
                         AT PEAK      CONTRACTS     CAPABILITY             DEMAND                FROM        MARGIN
        YEAR               (MW)         (MW)(1)        (MW)          DATE        MW(2)(3)     PRIOR YEAR      (%)
---------------------- ------------- ------------- ------------- ------------- ------------- ------------  ----------
 1994...............      13,666          720         14,386        Jun. 28       11,126          (1.9)       29.3
 1995...............      13,921          445         14,366        Jul. 27       11,452           2.9        25.4
 1996...............      13,960          445         14,405        Jul. 23       11,694           2.1        23.2
 1997...............      13,960          445         14,405        Aug. 21       12,246           4.7        17.6
 1998...............      14,040          320         14,360        Aug. 3        13,006           6.2        10.4

----------
(1) Purchased power capability for 1998 excludes a 125 MW contract that expired in June 1998. For additional information on purchased power contracts, see "-- Fuel -- Purchased Power Contracts."

(2) Excludes loads on interruptible service tariffs, residential direct load control and commercial/industrial load cooperative capability. Including these loads, the maximum hourly demand served in 1998 was 14,272 MW compared to 13,459 MW in 1997.

(3) Maximum hourly firm demand increased in 1998 primarily due to significantly warmer than normal summer weather.

     Based on present trends, the Company estimates that the maximum hourly firm demand for electricity in Electric Operations' service area will grow at a compound annual rate of approximately 1.4% over the next ten years. Assuming average weather conditions and including the net effects of demand-side management programs, the Company projects that Electric Operations' reserve margin in excess of maximum hourly firm demand load requirements will be 15% by 2001 (a reserve margin which the Company intends to maintain for long-term planning purposes). The reduced reserve margins for 1998 reflect the extremely hot weather conditions in Electric Operations' service area during that summer, which increased system peak load by approximately 400 MW.

     Electric Operations experiences significant seasonal variation in its sales of electricity. Sales during the summer months are higher than sales during other months of the year due to the reliance on air conditioning in Electric Operations' service territory.

CAPITAL EXPENDITURES

     The Company has an ongoing program to maintain the existing production, transmission and distribution facilities of Electric Operations and to expand its physical plant in response to customer needs. Assuming a target reserve margin of 15%, the Company does not currently forecast a need for additional capacity until 2002. However, no determination has been made by the Company as to whether it would build or seek to purchase additional capacity in order to meet additional requirements for capacity in 2002 or thereafter. Any additional capacity requirements would be subject to public solicitation pursuant to the integrated resource planning rules of the Public Utility Commission of Texas (Texas Utility Commission).

     In 1998, Electric Operations' capital expenditures were approximately $429 million, excluding Allowance for Funds Used During Construction (AFUDC). Electric Operations' capital program (excluding AFUDC) is currently estimated to be approximately $490 million in 1999, $432 million in 2000 and $379 million in 2001. These expenditures relate primarily to improvements to Electric Operations' existing electric generating, distribution and general plant facilities. For the three-year period ending December 31, 2001, the aggregate capital program for Electric Operations is estimated to be:

                                                                                                       PERCENT OF
                                                                                         AMOUNT          TOTAL
                                                                                       (MILLIONS)     EXPENDITURES
                                                                                       ----------     ------------
  Generating facilities..........................................................      $      181            14%
  Transmission facilities........................................................             125            10
  Distribution facilities........................................................             483            37
  Substation facilities..........................................................             119             9
  General plant facilities.......................................................             335            26
  Nuclear fuel...................................................................              58             4
                                                                                       ----------     ---------
            Total................................................................      $    1,301           100%


     Actual capital expenditures will vary from estimates as a result of numerous factors, including, but not limited to, changes in the rate of inflation, availability and relative cost of fuels and purchased power, changes in environmental laws, regulatory and legislative changes and the effect of regulatory proceedings. For information regarding expenditures associated with nuclear fuel costs and environmental programs, see "-- Fuel -- Nuclear Fuel Supply" and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company -- Environmental Expenditures."

     Actual capital expenditures could be significantly affected if Electric Operations were forced to separate its generation and distribution activities and sell its generating facilities as has occurred in some states in recent years. See "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Future Earnings of the Company and its Subsidiaries -- Competition and Restructuring of the Electric Utility Industry -- Legislative Proposals."

FUEL

     Electric Operations' historical and estimated future energy mix are set forth below. Estimates are based on current assumptions regarding the cost and availability of fuel, plant operation schedules, load growth, load management and the impact of environmental regulations.

                                                                    ENERGY MIX (%)
                                                        ----------------------------------
                                                        HISTORICAL          ESTIMATED
                                                        ----------    --------------------
                                                           1998         1999         2002
                                                        ----------    -------      -------
Natural Gas .........................................           33         34           29
Coal and Lignite.....................................           38         43           44
Nuclear .............................................            8          8            8
Purchased Power .....................................           21         15           19
                                                               ---        ---          ---
          Total .....................................          100        100          100
                                                               ===        ===          ===

     These estimates reflect the Company's existing sources of fuel supply. For information regarding current and historical fuel costs, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Electric Operations -- Fuel and Purchased Power Expense--Electric Operations" in Item 7 of this Report, which information is incorporated herein by reference.

     Natural Gas Supply. During 1998, Electric Operations purchased approximately 41% of its natural gas requirements pursuant to long-term contracts with two suppliers, KN Energy, Inc. and Enron Corp, which contracts expire in 2004 and 2002, respectively. Electric Operations purchased an additional 20% of its natural gas requirements under long-term contracts with other suppliers, and the remaining 39% of its natural gas requirements on the spot market. Substantially all of Electric Operations' natural gas contracts contain pricing provisions based on fluctuating spot market prices.

     Based on the current market for and availability of natural gas, the Company believes that Electric Operations will be able to replace the supplies of natural gas covered under any expiring long-term contracts with gas purchased on the spot market or under long-term or short-term contracts. The average daily gas consumption of Electric Operations during 1998 was 696 billion British thermal units (BBtu) with peak daily consumption of 1,511 BBtu. Electric Operations' average cost of natural gas was $2.18 per million British thermal units (MMBtu) in 1998, $2.60 per MMBtu in 1997 and $2.31 per MMBtu in 1996.

     Although natural gas has been relatively plentiful in recent years, available supplies are vulnerable to disruption due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time, or prices may increase rapidly in response to temporary supply constraints or other factors.

     Coal and Lignite Supply. Electric Operations purchases approximately 80% of the coal required to operate its four coal-fired units at the W. A. Parish Electric Generating Station (W. A. Parish) under two long-term contracts from mines in the Powder River Basin area of Wyoming. The first of these contracts expires in 2010, and the other expires in 2011. Electric Operations obtains the remaining coal required to operate these units under short-term contracts. The majority of the coal purchased for W. A. Parish is currently transported under a rail transportation contract with Burlington Northern Santa Fe Railroad; the contract expires in March 2000. In 1997, Electric Operations completed construction of a 10-mile rail line to connect its W. A. Parish coal-handling facilities to Union Pacific Railroad Company rail lines. Shipments of coal pursuant to a 1996 rail transportation contract with Union Pacific Railroad Company commenced in 1997. During 1997 and 1998, Union Pacific Railroad Company experienced significant delays in completing shipments of coal. To date these delays have not had a material adverse impact on Electric Operations' generation capability or its financial results of operations.

     Electric Operations obtains the lignite used to fuel the two units of its Limestone Electric Generating Station (Limestone) from a surface mine adjacent to the plant. The Company owns the mining equipment, facilities and a portion of the lignite reserves. The lignite reserves currently under lease and contract are expected to be sufficient to provide substantially all of the lignite requirements for Limestone through 2015.

     Nuclear Fuel Supply. Fuel supply requirements for the South Texas Project consist of (i) the acquisition of uranium concentrates, (ii) the conversion of such concentrates into uranium hexafluoride, (iii) the enrichment of uranium hexafluoride and (iv) the fabrication of nuclear fuel assemblies. The South Texas Project has contracted for the raw materials and services necessary to operate the plant through the following years:

Uranium....................................................................................      2002(1)
Conversion.................................................................................      2002
Enrichment.................................................................................      2004(2)
Fabrication................................................................................      2005

----------
(1) Contracts provide for over 50% of the uranium concentrates required through 2002. The South Texas Project expects to obtain the balance of uranium concentrates through future spot and medium-term contracts.

(2) Contracts provide for up to 100% of enrichment services through 2004, and up to 60% of enrichment requirements through 2008. The South Texas Project expects to obtain the balance of enrichment services through future spot, medium- and long-term contracts.

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

     Purchased Power Contracts. At December 31, 1998, Electric Operations had two purchased power contracts covering 320 MW of firm capacity and associated energy. These contracts have initial terms ending in 2005. Capacity payments under firm purchased power commitments for the next three years are approximately $22 million per year. The Company's two principal firm capacity contracts contain provisions allowing Electric Operations to suspend or reduce purchased power payments in the event that the Texas Utility Commission disallows future recovery of these costs through Electric Operations' rates for electric service. In addition, Electric Operations purchases power from various qualifying facilities exercising their rights under the Public Utility Regulatory Policies Act of 1978. Such purchases are generally at the discretion of the qualifying facility, and are made pursuant to a pricing methodology defined in Electric Operations' tariffs and approved by the Texas Utility Commission. From time to time when market conditions dictate it, Electric Operations also purchases power from various wholesale market participants including qualifying facilities, exempt wholesale generators, power marketers and other utilities. For additional information, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Electric Operations -- Fuel and Purchased Power Expense -- Electric Operations" and Note 12(b) to the Company's Consolidated Financial Statements.

OPERATING STATISTICS OF ELECTRIC OPERATIONS

                                                                                YEAR ENDED DECEMBER 31,
                                                                     -----------------------------------------------
                                                                         1998            1997            1996
                                                                     --------------- --------------- ---------------
  Electric Energy Generated and Purchased (Megawatt-Hours (MWH)):
    Generated-- Net Station Output...................................   59,974,160      56,066,845      55,170,841
    Purchased........................................................   16,041,143      14,008,452      12,540,172
    Net Interchange..................................................         (677)            841           1,486
                                                                     -------------   -------------   -------------
           Total.....................................................   76,014,626      70,076,138      67,712,499
    Company Use, Lost and Unaccounted for Energy.....................   (3,281,851)     (2,998,375)     (3,002,774)
                                                                     -------------   -------------   -------------
           Total Energy Sold.........................................   72,732,775      67,077,763      64,709,725
  Electric Sales (MWH):
    Residential......................................................   21,090,164      19,365,892      19,048,238
    Commercial.......................................................   16,329,354      15,474,761      14,640,762
    Small Industrial(1)..............................................   11,801,292      11,439,753      11,727,500
    Large Industrial(1)..............................................   14,805,199      14,380,499      13,519,845
    Street Lighting-- Government and Municipal.......................      133,644         127,761         119,339
                                                                     -------------   -------------   -------------
           Total Firm Retail Sales...................................   64,159,653      60,788,666      59,055,684
    Other Electric Utilities.........................................      203,542         190,878         205,463
                                                                     -------------   -------------   -------------
           Total Firm Sales..........................................   64,363,195      60,979,544      59,261,147
    Interruptible....................................................    5,028,990       4,278,458       4,038,277
    Off-System.......................................................    3,137,870       1,742,993       1,062,675
    Unbilled.........................................................      202,720          76,768         347,626
                                                                     -------------   -------------   -------------
           Total.....................................................   72,732,775      67,077,763      64,709,725
                                                                     =============   =============   =============
  Number of Customers (End of Period):
    Residential......................................................    1,417,206       1,378,658       1,353,631
    Commercial.......................................................      196,941         190,437         185,031
    Small Industrial(1)..............................................        1,600           1,526           1,692
    Large Industrial (Including Interruptible)(1)....................          137             132             126
    Street Lighting-- Government and Municipal.......................           87              86              83
    Other Electric Utilities (Including Off-System)..................           29              20              15
                                                                     -------------   -------------   -------------
           Total.....................................................    1,616,000       1,570,859       1,540,578
                                                                     =============   =============   =============
  Operating Revenue (Thousands of Dollars):
    Residential...................................................... $  1,786,662   $   1,662,177   $   1,603,591
    Commercial.......................................................    1,108,328       1,065,917         986,591
    Small Industrial(1)..............................................      637,124         616,419         611,495
    Large Industrial(1)..............................................      534,814         529,718         473,451
    Street Lighting-- Government and Municipal.......................       25,964          24,868          22,125
                                                                     -------------   -------------   -------------
           Total Electric Revenue-- Firm Retail Sales................    4,092,892       3,899,099       3,697,253
    Other Electric Utilities.........................................       12,609          11,330          18,841
                                                                     -------------   -------------   -------------
           Total Electric Revenue-- Firm Sales.......................    4,105,501       3,910,429       3,716,094
    Interruptible....................................................      114,574         108,053          97,164
    Off-System.......................................................       87,510          39,724          25,995
                                                                     -------------   -------------   -------------
           Total Electric Revenue....................................    4,307,585       4,058,206       3,839,253
    Miscellaneous Electric Revenues (including Unbilled Revenues)....       42,690         193,037         185,774
                                                                     -------------   -------------   -------------
           Total..................................................... $  4,350,275   $   4,251,243   $   4,025,027
                                                                     =============   =============   =============

  Installed Net Generating Capability (KW) (End of Period)...........   14,092,370      14,040,370      13,960,370
  Cost of Fuel (Cents per MMBtu):
    Gas..............................................................        218.4           259.9           231.3
    Coal.............................................................        177.8           201.8           210.8
    Lignite..........................................................        119.1           108.4           111.1
    Nuclear..........................................................         48.0            54.2            61.6
           Average...................................................        169.9           186.8           181.6

----------
(1) For reporting purposes, customers of Electric Operations with an electric demand in excess of 600 kilovolt-amperes are classified as industrial. Small industrial customers typically are retail stores, office buildings, universities and other customers not associated with large industrial plants.

                            NATURAL GAS DISTRIBUTION

     Resources, through three of its unincorporated divisions, purchases, transports, stores and distributes natural gas and provides natural gas utility services to over 2.8 million residential, commercial and industrial customers in six states, including the metropolitan areas of Minneapolis, Minnesota; Houston, Texas; Little Rock, Arkansas; and Shreveport, Louisiana. The operations of Natural Gas Distribution are regulated as gas utility operations in the jurisdictions served by these divisions.

LOCAL DISTRIBUTION DIVISIONS

     Reliant Energy Arkla. Reliant Energy Arkla provides natural gas distribution services in approximately 621 communities in the States of Arkansas, Louisiana, Oklahoma and Texas. The largest metropolitan areas served by Reliant Energy Arkla are Little Rock, Arkansas and Shreveport, Louisiana. In 1998, approximately 69% of its total throughput was composed of retail sales of gas and approximately 31% was attributable to transportation services. Sales to residential and commercial customers in 1998 accounted for approximately 89% of its total gas revenues and 64% of natural gas volumes sold or transported.

     Reliant Energy Entex. Reliant Energy Entex provides natural gas distribution services in approximately 502 communities in the States of Louisiana, Mississippi and Texas. The largest metropolitan area served by Reliant Energy Entex is Houston, Texas. In 1998, approximately 96% of its total throughput was composed of retail sales of gas and approximately 4% was attributable to transportation services. Sales to residential and commercial customers in 1998 accounted for approximately 86% of its total gas revenues and 79% of natural gas volumes sold.

     Reliant Energy Minnegasco. Reliant Energy Minnegasco provides natural gas distribution services in approximately 243 communities in the State of Minnesota. The largest metropolitan area served by Reliant Energy Minnegasco is Minneapolis, Minnesota. In 1998, approximately 97% of its total throughput was composed of retail sales of gas and approximately 3% was attributable to transportation services. Sales to residential and commercial customers in 1998 accounted for approximately 90% of its total gas revenues and 86% of natural gas volumes sold.

     The demand for natural gas distribution services is seasonal in nature. In 1998, approximately 70% of Natural Gas Distribution's revenues were reported in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

SUPPLY AND TRANSPORTATION

     Reliant Energy Arkla. In 1998, Reliant Energy Arkla purchased approximately 23% of its natural gas supply from a subsidiary of Resources, Reliant Energy Services, 55% pursuant to third party contracts (having terms varying from 3 months to 1 year) and 22% on the spot market. During 1998, Arkla's major third party natural gas suppliers included Seagull Marketing Services, Inc., Marathon Oil Company, Producers Energy Marketing, LLC, Aquila Energy Marketing Corporation, PG&E Energy Trading--Gas Corporation and Oneok Gas Marketing Company. Reliant Energy Arkla transports substantially all of its natural gas supplies under contracts with the Company's interstate pipeline subsidiaries. These contracts will expire in 2002.

     Reliant Energy Entex. In 1998, Reliant Energy Entex purchased approximately 99% of its natural gas supply pursuant to term contracts (having terms varying from one to five years) and 1% on the spot market. During 1998, Entex's major natural gas suppliers were Enron Capital and Trade Resources Corp., Koch Gas Services Company, Tejas Gas Corp. and KN Energy, Inc. Reliant Energy Entex transports its natural gas supplies on both interstate and intrastate pipelines under long-term contracts with terms varying from one to five years.

     Reliant Energy Minnegasco. In 1998, Reliant Energy Minnegasco purchased approximately 75% of its natural gas supply pursuant to term contracts (having terms varying from one to ten years) with more than 30 different suppliers and 25% on the spot market. Most of the natural gas volumes under long-term contracts are committed under terms providing for delivery during the winter heating season, November through March. During 1998, Reliant Energy Minnegasco purchased approximately two-thirds of its natural gas requirements from four suppliers: Pan-Alberta Gas Ltd., TransCanada Gas Services Inc., Duke Energy Trading and Marketing, LLC and Reliant Energy Services. Reliant Energy Minnegasco transports its natural gas supplies on various interstate pipelines under long-term contracts with terms varying from five to ten years.

     Reliant Energy Arkla and Reliant Energy Minnegasco make use of various leased and owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. Contracted supplies and storage for Reliant Energy Minnegasco are also supplemented from time to time with stored liquefied natural gas and propane-air plant production.

     Although natural gas supplies have been relatively plentiful in recent years, available supplies are subject to disruption due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

                              INTERSTATE PIPELINES

     Resources' interstate natural gas pipeline business (Interstate Pipelines) is conducted through REGT and MRT, which are both wholly owned subsidiaries of Resources.

     Interstate Pipelines owns and operates approximately 8,200 miles of transmission lines and six natural gas storage facilities located across the following eight states in the south-central United States: Arkansas, Kansas, Louisiana, Mississippi, Missouri, Oklahoma, Tennessee and Texas. Interstate Pipelines stores, transports and delivers natural gas on behalf of various shippers primarily to utilities, industrial customers and third party pipeline interconnects.

     In 1998, approximately 40% of Interstate Pipelines' total operating revenues was attributable to services provided by REGT and MRT to Reliant Energy Arkla and approximately 12% of its operating revenues was attributable to services provided by MRT to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. An additional 11% of Interstate Pipelines' operating revenues was attributable to the transportation of gas marketed by Reliant Energy Services. Interstate Pipeline provides service to Reliant Energy Arkla and Laclede under several long-term firm storage and transportation agreements. The expiration dates for the service agreements with Laclede range from October 1999 through May 2000. Interstate Pipelines and Laclede are currently negotiating the terms and conditions of a proposed renewal of these agreements. The service agreement with Reliant Energy Arkla is scheduled to expire in March 2002.

     The business and operations of Interstate Pipelines are affected by seasonal changes in the demand for natural gas, the relative price of natural gas in the Mid-Continent and Gulf Coast Natural Gas supply regions and, to a lesser extent, general economic conditions.

                                WHOLESALE ENERGY

     The Company's Wholesale Energy Marketing and Generation segment (Wholesale Energy) is engaged in the acquisition, development and operation of, and sales of capacity and energy from, non-utility power generation facilities, wholesale energy trading and marketing, and natural gas gathering businesses. The Company formed this segment in 1998 in order to more effectively pursue synergies existing between its unregulated power generation and wholesale energy trading businesses.

POWER GENERATION

     Power Generation participates in independent power markets through the acquisition of existing power plants and the development of new power plants (greenfield projects). Power Generation's business strategy is to develop a commercial generation portfolio in key regions to support the Company's electric and natural gas trading and marketing operations. Reliant Energy Services, the segment's trading and marketing unit, supplies fuel to these generating plants and sells electricity produced by the plants. In 1998, Power Generation generated, and Reliant Energy Services sold, approximately 3 million MWHs of electricity, substantially all of which sales were in the California marketplace.

     In April 1998, Power Generation acquired four natural gas-fired, electric generating plants (2,276 MW) from Southern California Edison Company (SCE) for approximately $230 million. In July 1998, Power Generation acquired another generating plant (1,500 MW) from SCE for approximately $43 million. All of the plants are located in southern California. Reliant Energy Services is acting as the plants' exclusive power marketer and supplier of natural gas. In accordance with the provisions of the asset sale agreements, Power Generation was required to contract with SCE to operate and maintain the plants through April 2000. Power Generation does, however, exercise management authority over the plants' operations. For information on regulation of these units, see "Regulation - Federal Energy Regulatory Commission" below.

     Power Generation, through its subsidiaries, has under construction the following power projects:

               PROJECT                         LOCATION          INTEREST           PROJECTED COMPLETION DATE
               -------                         --------          --------           -------------------------

El Dorado Project                           Boulder City,           50%               Fourth Quarter of 1999
(492 MW gas-fired merchant plant)               Nevada

Sabine Cogeneration Project                    Orange,              50%               Fourth Quarter of 1999
(100 MW gas-fired cogeneration plant)           Texas

     In 1998, Power Generation also announced plans for power projects in Arizona, Illinois and Rhode Island with a combined capacity of 1,648 MW. Negotiation of development contracts regarding these projects is underway.

     The Company expects that Power Generation will continue to participate actively in non-rate regulated power projects, including greenfield projects, competitive auctions and other acquisitions of generation assets. The amount of expenditures associated with these activities is dependent upon the nature and extent of future project opportunities and commitments; however, some of these expenditures could be substantial. Power Generation intends to finance a portion of its non-rate regulated power projects through the proceeds from project financings (financings where lenders limit their recourse for the payment of amounts loaned to project revenues, equity investment and physical assets), borrowings at subsidiaries and through equity investment and loans from the Company and financing subsidiaries of the Company.

     The successful completion of greenfield projects and other non-rate regulated power projects is dependent upon a number of factors, which include, among other things, risks associated with failures of siting, financing, construction and permitting; failure to obtain governmental approvals; termination of power sales contracts (if any) as a result of a failure to meet certain construction milestones; and the uncertainties arising from the changing regulatory system affecting Power Generation's markets. Many of the facilities being acquired or developed by Power Generation are

"merchant plants," that is, plants lacking dedicated offtake customers, making such facilities sensitive to market and regulatory factors and other considerations. For information with respect to a proposed investment in a Netherlands wholesale generating company which was announced on March 10, 1999, and would be made through subsidiaries of Power Generation, see Note 16(c) to the Company's Consolidated Financial Statements.

ENERGY MARKETING AND RISK MANAGEMENT

     Reliant Energy Services, a wholly owned subsidiary of Resources, buys, sells and trades natural gas, electricity, certain emissions credits, crude oil, coal and refined products. In addition, it offers physical and financial wholesale energy marketing and price risk management products and services to a variety of customers, including natural gas distribution companies, municipalities, cooperatives, power plants, marketers, aggregators and large volume industrial customers.

     Reliant Energy Services purchases natural gas from a variety of suppliers under daily, monthly, variable load and base load and term contracts that include either market sensitive or fixed pricing provisions. Reliant Energy Services sells natural gas under sales agreements that have varying terms and conditions, most of which are intended to match seasonal and other changes in demand. In 1998, Reliant Energy Services sold over 1,168 billion cubic feet
(BCF) of natural gas, substantially all of which was to non-affiliates.

     Reliant Energy Services' natural gas marketing activities include contracting to buy specified volumes of natural gas from suppliers at various points of receipt to be supplied over a specified period of time; aggregating natural gas supplies and arranging for their transportation; negotiating the sale of specific volumes of natural gas over a specified period of time; and matching natural gas receipts and deliveries based on volumes required by customers. Additionally, Reliant Energy Services from time to time arranges for the transportation of the natural gas it markets from the supplier receipt point to the delivery point requested by the purchasers. Transportation arrangements are made with affiliated and non-affiliated interstate and intrastate pipelines through a variety of means, including short-term and long-term firm and interruptible agreements.

     Reliant Energy Services also enters into various short-term and long-term firm and interruptible agreements for natural gas storage in order to offer peak delivery services to satisfy winter heating and summer electric generating demands. Such services are also intended to provide an additional level of performance security and backup services to Reliant Energy Services' customers.

     Reliant Energy Services sells electric power primarily to electric utilities and other marketing companies. In 1998, Reliant Energy Services sold over 65 million MW hours of electric power and 25 million MW hours in 1997. Reliant Energy Services intends to seek to supply natural gas to, and purchase electricity for resale from, non-regulated power plants in deregulated markets, including generating plants currently owned or to be developed, acquired or operated by Power Generation.

     Additionally, Reliant Energy Services purchases and sells emissions credits, crude oil, coal and refined products as part of its comprehensive energy trading, marketing and risk management portfolio.

     Reliant Energy Services uses derivative financial instruments to manage and hedge its fixed-price purchase and sale commitments, to provide fixed-price commitments as a service to its customers and suppliers, to reduce its exposure relative to the volatility of the cash market prices and to protect its investment in storage inventories. In 1998, Reliant Energy Services financially settled on average over ll trillion British thermal units equivalents (TBtue) per day of energy derivative financial instruments in its trading and price risk management activities.

     Although Reliant Energy Services generally attempts to balance its fixed-price physical and financial purchase and sale obligations, commodity price exposure often exists or is created due to the origination of new transactions and the assessment of, and response to, changing market conditions. Reliant Energy Services is accordingly exposed in such transactions to the risk that fluctuating market prices may adversely affect its, the Company's and Resources' financial position or results of operations. For additional information with respect to the Company's and Resources' financial exposure to derivative financial instruments, see Item 7A of this Form 10-K, Notes 1(r) and 2 to the Company's Consolidated Financial Statements and Notes 1(r) and 2 to Resources' Consolidated Financial Statements.

     In addition to the risk associated with price movements, credit risk is also inherent in Reliant Energy Services' trading, marketing and risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. Reliant Energy Services maintains credit policies intended to minimize overall credit risk with regard to its counterparties. For additional information on the Company's credit risk management, see Note 2 to the Company's Consolidated Financial Statements and Note 2 to Resources' Consolidated Financial Statements.

     The Company has established a Corporate Risk Oversight Committee, comprised of corporate and business segment officers, to oversee all corporate price and credit risks, including Reliant Energy Services' trading, marketing and risk management activities. The Corporate Risk Oversight Committee's responsibilities include reviewing the Company's and its subsidiaries' hedging, trading and price risk management strategies, activities and limits and monitoring to ensure compliance with the Company's risk management policies and procedures, as well as trading limits established by the Company's board of directors. For additional information regarding risk management accounting policies, see Note 2 to the Company's Consolidated Financial Statements and Note 2 to Resources' Consolidated Financial Statements.

NATURAL GAS GATHERING

     Reliant Energy Field Services, a wholly owned subsidiary of Resources, provides natural gas gathering services, including related liquids extraction and marketing activities. Reliant Energy Field Services operates approximately 4,000 miles of gathering pipeline which collect natural gas from more than 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

                                  INTERNATIONAL

     International operations (International) includes the operations of Reliant Energy International, a subsidiary of the Company that participates in the privatization of foreign generating and distribution facilities and the development and acquisition of foreign independent power projects, primarily in Latin America. The international operations of Resources (Resources International), which are managed by Reliant Energy International, are included in International.

     As of December 31, 1998, the Company's Consolidated Balance Sheets reflected $1,127 million of foreign investments, a substantial portion of which represents equity investments in foreign utility companies. The operations of Resources International were not material to the 1998 results of operations of International.

     For a discussion of certain risks associated with international operations, including the impact of currency fluctuations in countries such as Brazil, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Risks of International," "Quantitative and Qualitative Disclosures About Market Risk -- Foreign Currency Exchange Rate Risk" in Item 7A of this Form 10-K and Note 16(a) to the Company's Consolidated Financial Statements.

MAJOR FOREIGN INVESTMENTS

     Argentina. As of December 31, 1998, approximately 10% of International's foreign investments was located in Argentina. In June 1998, Reliant Energy International sold its 63% ownership interest in the electric utility serving La Plata, Argentina. Reliant Energy International currently owns, through its subsidiaries, a 100% interest in a corporation formed to develop, own and operate a 160 MW cogeneration project (Argener) located at a steel plant near San Nicolas, Argentina and a 90% interest in a utility in north-central Argentina (EDESE). Argener commenced operations in November 1998.

     Brazil. As of December 31, 1998, approximately 35% of International's foreign investments was located in Brazil. Reliant Energy International indirectly owns 11.69% of the common stock of Light Servicos de Eletricidade S.A., a publicly held Brazilian corporation (Light), which is the operator of an integrated electric power and distribution system that serves a portion of the state of Rio de Janeiro, Brazil, including the city of Rio de Janeiro. The subsidiary of Reliant Energy International and the other winning bidders in the government sponsored auction for Light formed a consortium whose aggregate ownership interest of 50.44% represents a controlling interest in Light. In April 1998, Light purchased 74.88% of the common stock of Metropolitana Electricidade de Sao Paulo S.A. (Metropolitana), an electric distribution company that serves the metropolitan area of Sao Paulo, Brazil.

     Colombia. As of December 31, 1998, approximately 40% of International's foreign investments was located in Colombia. In August 1998, Reliant Energy International and Corporacion EDC S.A.C.A. (CEDC), jointly acquired, through subsidiaries, 65% of the stock of two Colombian electric distribution companies, Electricaribe and Electrocosta. The companies serve approximately 1.2 million customers in the Atlantic coastal region of Colombia, including the cities of Santa Marta, Barranquilla and Cartagena.

     Additionally, Reliant Energy International and CEDC jointly hold a 56.7% indirect controlling ownership interest in Empresa de Energia del Pacifico S.A.E.S.P. (EPSA), an electric utility system serving the Valle del Cauca province of Colombia, including the area surrounding the city of Cali. Reliant Energy International itself has a 28.35% indirect ownership interest in EPSA. In addition to its distribution facilities, EPSA owns 850 MW of electric generation capacity. In December 1998, EPSA acquired an additional 56.4% interest in Compania de Electricidad de Tulua (CET), increasing EPSA's total holdings to an 86.4% interest. CET, the electric utility in Tulua, in the center of the Valle Del Cauca province, serves 37,000 customers and has three hydro-generating units.

     Resources International owns interests in four natural gas distribution concessions under construction in Colombia. As of December 31, 1998, aggregate expenditures incurred with respect to these concessions were approximately $5 million. Based on current projections, total additional expenditures for these systems over the next five years are estimated to be approximately $5 million.

     El Salvador. As of December 31, 1998, approximately 14% of International's foreign investments was located in El Salvador. In early 1998, CEDC acquired majority equity interests in three electric distribution systems located in northern and eastern El Salvador, including the city of San Salvador. On June 30, 1998, CEDC closed the sale of approximately half of its interests in the systems to a subsidiary of Reliant Energy International for approximately $150 million.

     India. In July 1998, a subsidiary of Reliant Energy International, together with various other investors, completed development of a coke calcining and power generation facility in India. Reliant Energy International's total investment in this project is approximately $12 million.

     Mexico. In January 1998, Resources International and a local investor accepted an award of a 30-year concession from the Mexican government to build, operate and maintain a natural gas distribution system in northeastern Mexico. Based on current projections, the project is expected to be completed in 2002 at a total cost of approximately $15 million.

                                    CORPORATE

     The Company's Corporate business segment includes (i) the operations of Reliant Energy Retail which conducts retail energy marketing services; (ii) various office buildings and other real estate used in the Company's and its subsidiaries' business operations; (iii) unallocated corporate costs; and (iv) inter-unit eliminations. Reliant Energy Retail, a wholly owned subsidiary of Resources, markets natural gas and related energy services to industrial customers who are served by large local gas distribution companies or connected to interstate and intrastate pipelines offering unbundled transportation services. Included in Reliant Energy Retail's retail marketing operations are three intrastate pipeline subsidiaries of Resources that market and deliver natural gas to large volume customers at market-based rates. Corporate also includes the Company's retail marketing operations, which offer energy products and services to customers in and outside the Company's and Resources' regulated service areas. For additional information about Corporate, see Note 15 to the Company's Consolidated Financial Statements.

                                   REGULATION

     The Company and Resources and their respective subsidiaries are subject to regulation by various federal, state, local and, in the case of Reliant Energy International, foreign governmental agencies, including those regulations described below.

PUBLIC UTILITY HOLDING COMPANY ACT

     Holding Company Status. The Company is both a holding company and an electric utility as defined in the 1935 Act; however, it is exempt from regulation as a holding company based on an order granted in July 1997 by the Securities and Exchange Commission (SEC) under Section 3(a)(2) of the 1935 Act. Although Resources is a natural gas utility company as defined under the 1935 Act, it is not a holding company within the meaning of the 1935 Act. The Company and Resources remain subject to regulation under the 1935 Act with respect to the acquisition of certain voting securities of other domestic public utility companies and utility holding companies.

     Regulation of Investments in Exempt Wholesale Generation Facilities. Companies, like Power Generation, which own facilities used exclusively for the generation of electricity for sale at wholesale, are not deemed electric utility companies under the 1935 Act, provided certain conditions are met. The generating units owned by Power Generation's subsidiaries qualify as exempt wholesale generators under these provisions. However, such companies may be subject to regulation as public utilities under the Federal Power Act. For information regarding the regulation of two of Power Generation's California facilities under jurisdiction of the Federal Energy Regulatory Commission
(FERC), see "--Federal Energy Regulatory Commission" below.

     Regulation of Foreign Utility Company Investments. Section 33(a)(1) of the 1935 Act exempts foreign utility company affiliates of the Company and Resources from regulation as "public utility companies," thereby permitting the Company and Resources to invest in foreign utility companies without registration under the 1935 Act as a holding company or approval by the SEC thereunder. The exemption, however, is subject to the SEC's having received from each state commission having jurisdiction over the retail rates of any electric or gas utility company affiliated with the Company or Resources, a certification to the effect that such commission has the authority and resources to protect ratepayers subject to its jurisdiction and that such commission intends to exercise its authority. The Texas Utility Commission and the state regulatory commissions exercising jurisdiction over Resources (Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas) have provided such a certification to the SEC subject, however, to the right of such commissions to revise or withdraw their certifications as to any future acquisition of a foreign utility company. The Texas Utility Commission and the state regulatory commissions of Arkansas and Minnesota have imposed limitations on the amount of investments by utility companies (including the Company and Resources) in foreign utility companies and, in certain cases, foreign electric wholesale generating companies. These limitations are based upon the Company's consolidated net worth, retained earnings and capitalization, respectively.

     Subject to certain limited exceptions, Section 33(f)(1) of the 1935 Act also prohibits any public utility from issuing any security for the purpose of financing the acquisition, ownership or operation of a foreign utility company, or assuming any obligation or liability in respect of any security of a foreign utility company.

     Proposals to Repeal the 1935 Act. Several bills have been introduced in Congress that would repeal the 1935 Act. Repeal or significant modification to the 1935 Act could have a significant impact on the Company and the electric utility industry. At this time, however, the Company is not able to predict the outcome of any bills to repeal the 1935 Act or the outlook for additional legislation in 1999.

FEDERAL ENERGY REGULATORY COMMISSION

     The transportation and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act (NGA) and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended (NGPA). The FERC has jurisdiction over, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of such facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC.

     REGT and MRT periodically file applications with the FERC for changes in their rates and charges designed to allow them to recover their costs of providing service to customers (to the extent allowed by prevailing market conditions), including a reasonable rate of return. These rates are normally allowed to become effective after a suspension period, and in certain cases are subject to refund under applicable law, until such time as FERC issues an order on the allowable level of rates. REGT is currently operating under rates approved by the FERC which took effect in February 1995, and MRT is currently providing services pursuant to a negotiated rate settlement approved by the FERC in October 1997.

     In July 1998, FERC issued a Notice of Proposed Rulemaking directed at its regulation of short-term natural gas transportation services, which are services sold for periods of less than one year. The proposals in this rulemaking, if adopted, would modify in various ways the current market practices for buying and selling these short-term services. As a companion to this rulemaking, the FERC also issued a Notice of Inquiry for the purpose of studying the effect of its existing policies on the market for long-term natural gas transportation services. FERC asked for comments from all industry segments on its two notices. If adopted, the Company expects the FERC initiatives will broadly affect all market participants. The Company and Resources are not able to determine at this time the ultimate outcome of FERC's initiatives.

     The California plants owned by Power Generation are subject to FERC jurisdiction and regulation. The FERC generally permits the California plants to make sales at market based rates and has waived most of the regulatory requirements otherwise applicable to regulated public utilities under the Federal Power Act. Special rules, however, apply to the two California plants which have been designated as "reliability must-run" facilities by the California Independent System Operator Corporation. Units at these plants must provide electric service to the system operator when required for reliability purposes at rates and under terms and conditions regulated by the FERC. At other times, the plants may sell at market based rates.

     Reliant Energy Services is also subject to jurisdiction under both the NGA and the Federal Power Act. As a gas marketer, Reliant Energy Services makes sales of natural gas in interstate commerce at wholesale pursuant to a blanket certificate issued by the FERC, but the FERC does not otherwise regulate the rates, terms or conditions of these gas sales. Reliant Energy Services is a "public utility" under the Federal Power Act, and its wholesale sales of electricity in interstate commerce are subject to a FERC-filed rate schedule that authorizes Reliant Energy Services to make sales at negotiated, market-based rates. Reliant Energy Services' market-based rate tariffs are filed with the FERC. The FERC also imposes certain restrictions on Reliant Energy Services' transactions with Electric Operations and with REGT and MRT, including a prohibition on the receipt of goods or services on a preferential basis. Similar restrictions apply to transactions between Reliant Energy Services and Electric Operations under the Public Utility Regulatory Act of 1995 (now the Texas Utilities Code).

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

     Under the Texas Utilities Code, the Texas Utility Commission has original jurisdiction over electric rates and services in unincorporated areas of the State of Texas and in the incorporated municipalities that have relinquished original jurisdiction. Original jurisdiction over electric rates and services in the remaining incorporated municipalities served by Electric Operations is exercised by such municipalities, including the city of Houston, but the Texas Utility Commission has appellate jurisdiction over electric rates and services within those incorporated municipalities. For additional information, including information about the status of legislation governing competition in the retail electric market in Texas, see "Management's Discussion and Analysis of Financial Condition and Results of Operation of the Company -- Certain Factors Affecting Future Earnings of the Company and Its Subsidiaries -- Competition and Restructuring of the Electric Utility Industry."

     Natural Gas Distribution Operations. In almost all communities in which Natural Gas Distribution provides service, Resources operates under franchises, certificates or licenses obtained from state and local authorities. The terms of the franchises, with various expiration dates, typically range from ten to thirty years. None of Natural Gas Distribution's material franchises expires before 2005. In most cases, franchises to provide natural gas utility services are not exclusive.

     Substantially all of Natural Gas Distribution's retail sales are subject to traditional cost-of-service regulation at rates regulated by the relevant state public service commissions and, in Texas, by municipalities served by Natural Gas Distribution. None of Natural Gas Distribution's local distribution companies is currently a party to any pending rate proceeding.

NUCLEAR REGULATORY COMMISSION

     Under the 1954 Atomic Energy Act and the 1974 Energy Reorganization Act, operation of nuclear plants is extensively regulated by the United States Nuclear Regulatory Commission (NRC), which has broad power to impose licensing and safety requirements. In the event of non-compliance, the NRC has the authority to impose fines or shut down nuclear plants, or both, depending upon its assessment of the severity of the situation, until compliance is achieved.

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

     A bill establishing an interstate compact among Texas, Maine and Vermont was signed into law in September 1998. The compact limits access to a Texas waste disposal facility to the three compact members and provides for contributions from Maine and Vermont toward the construction of such a facility. In October 1998, the Texas Natural Resource Conservation Commission (TNRCC) denied the application of the Texas Low-Level Radioactive Waste Disposal Authority (Waste Disposal Authority) to build and operate a low-level waste disposal facility in Hudspeth County, Texas. In the event the Barnwell facility stops accepting waste before a Texas site is opened, the South Texas Project would store its waste in an interim storage facility located at the nuclear plant. The plant currently has storage capacity for at least five years of low-level nuclear waste generated by the project.

     The Waste Disposal Authority is currently authorized to assess a planning and implementation fee upon waste generators to fund development of the proposed Texas disposal facility. However, the Texas legislature is considering several measures that could change the Company's share of this assessment from prior years. In 1998, the Company's share of the Waste Disposal Authority's fiscal year assessment was $0.7 million.

     For information regarding the NRC's regulation of nuclear decommissioning trust funds and the NRC's obligation to provide storage for nuclear fuel, see
Note 4 of the Company's Consolidated Financial Statements.

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

     A provision of the Federal Clean Air Act (Clean Air Act) affecting electric power producers is the Acid Rain Program, which is designed to reduce emissions of sulfur dioxide (SO2) from generating units. The program requires that after a certain date an electric power producer must have been granted a regulatory "allowance" for each ton of SO2 emitted from its facilities. Allowances have been distributed to utilities by the Environmental Protection Agency (EPA) based on their historical operations. If a utility is not allocated sufficient allowances to cover its future SO2 emissions, it must either purchase allowances or reduce its emissions of SO2. Electric Operations believes it holds sufficient allowances for continued operations of its facilities for the foreseeable future, including sufficient allowances to meet the Phase II (year 2000 and later) requirements of the Clean Air Act.

     Provisions of the Clean Air Act dealing with urban air pollution require establishing new emission limitations for oxides of nitrogen (NOx) from existing sources. The limitations applicable to Electric Operations' generating units in the Houston, Texas area were established by the TNRCC and require implementation by November 1999. In addition, Governor Bush of Texas has proposed that "grandfathered" emission units (units constructed prior to permitting requirements) voluntarily secure permits from the TNRCC and accomplish emission reductions. Electric Operations has voluntarily committed to seek permits for all such units, and will reduce NOx emissions from these units accordingly.

     As a result of the new regulatory requirements and its voluntary commitments, Electric Operations incurred approximately $7 million in 1998 for NOx emission reductions at its Texas facilities and estimates that it will expend approximately $8 million in 1999 and $10 million in 2000 for NOx controls. Current TNRCC analyses indicate that further NOx reductions will be required after 2000 to attain the prescribed ozone standard in the Houston area. However, neither the timing nor the magnitude of possible future reduction requirements has been identified at this time.

     Various NOx emission reduction initiatives and emission credit purchases were made in association with the acquisition of generation assets by Power Generation in California. Approximately $1 million is anticipated to be spent on continuous emission monitoring system upgrades of the Southern California generating units in 1999.

     The EPA has issued regulations for State Implementation Plan development to implement NOx reductions in 22 states, including Illinois and Rhode Island; however, it is not anticipated that current regulations or implementation of these plans would have a material impact on the Company's or Resources' facilities.

     The Clean Air Act also required a study to determine if additional regulations are needed to improve visibility in the southwestern United States. The Company does not expect that this study will require the installation of additional pollution controls on the Company's and its subsidiaries' generating units, including the generating units acquired by, or expected to be completed by, Power Generation.

     The EPA was directed by the Clean Air Act to perform a study of the risk to public health from emissions of toxic air pollutants from power plants, and to regulate such emissions as necessary. The EPA issued a report to Congress in February 1998. The report makes no determination as to the need to issue regulations applicable to the utility industry, and such a determination is not expected until the National Academy of Science completes a review of studies in mid-2000. It is, therefore, not possible to make any determination as to the potential need for additional controls on emissions from the Company's or Resources' facilities.

     Concern about possible increases in the earth's temperature has resulted in an international treaty to control emissions of gases, including those generated in the course of power production and distribution which are believed to contribute to the condition. The treaty, known as the Kyoto Protocol, has not been ratified by the United States, and no current regulations are applicable to the Company's or Resources' facilities in the United States. However, the Kyoto Protocol could have an impact on the Company's international operations.

     The Company's and Resources' expenditures associated with respect to permits, registrations and authorizations for operation of facilities under the statutes regulating the discharge of pollutants into surface water, and for the handling and disposal of solid wastes have not been, and are not expected to be material.

     The issue of whether exposure to electric and magnetic fields (EMFs) may result in adverse health effects or damage to the environment continues to be debated. EMFs are produced by all devices which carry or use electricity, including home appliances as well as electric transmission and distribution lines. Results of studies concerning the effect of EMFs have been inconclusive and EMFs are not the subject of any regulations affecting the Company or Resources or their respective subsidiaries. However, lawsuits have arisen in several states (including Texas) against electric utilities and others alleging that the presence or use of electric power transmission and distribution lines has an adverse effect on health and/or property values.

     For a discussion of specific environmental contingencies for the Company and Resources, projected expenditures in connection with environmental matters, and a quantification of costs associated with these matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Environmental Expenditures," Note 12(h) to the Company's Consolidated Financial Statements and Note 8(g) to Resources' Consolidated Financial Statements.

                                    EMPLOYEES

     As of December 31, 1998, the Company and its subsidiaries had 12,916 full-time employees. The following table sets forth information about the Company's and Resources' employees by business segment as of such date:

Electric Operations...............................................................................     6,416
Natural Gas Distribution..........................................................................     5,005
Interstate Pipeline...............................................................................       578
International.....................................................................................        70
Wholesale Energy..................................................................................       374
Corporate.........................................................................................       473
                                                                                                    --------
Total.............................................................................................    12,916
                                                                                                    ========

The number of employees of the Company and its subsidiaries who are represented by unions or other collective bargaining groups include (i) Electric Operations, 2,779; (ii) Natural Gas Distribution, 1,524; and (iii) Wholesale Energy, 13.

                        EXECUTIVE OFFICERS OF THE COMPANY
                              AS OF MARCH 15, 1999

                                         OFFICER
            NAME                AGE(1)    SINCE                     PRESENT POSITION
-----------------------------  --------  ---------  --------------------------------------------------

DON D. JORDAN                    66        1971     Chairman and Chief Executive Officer and
                                                         Director

R. STEVE LETBETTER               50        1978     President and Chief Operating Officer and
                                                         Director

LEE W. HOGAN                     54        1990     Executive Vice President and Director

HUGH RICE KELLY                  56        1984     Executive Vice President, General Counsel and
                                                         Corporate Secretary

STEPHEN W. NAEVE                 51        1988     Executive Vice President and Chief Financial
                                                         Officer

CHARLES M. OGLESBY               45        1997     Chief Executive Officer, Reliant Energy
                                                         Wholesale Group

JOE BOB PERKINS                  38        1996     President and Chief Operating Officer, Reliant
                                                         Energy Wholesale Group

DAVID M. MCCLANAHAN              49        1986     President and Chief Operating Officer, Reliant
                                                         Energy Delivery Group

MARY P. RICCIARDELLO             43        1993     Vice President and Comptroller

-----------------
(1)    As of December 31, 1998

Mr. Jordan has served as Chairman and Chief Executive Officer of the Company since 1982. He has been a director of the Company since 1974. He has served in various executive officer capacities with the Company and its subsidiaries since 1971.

Mr. Letbetter has served as President and Chief Operating Officer of the Company since 1993. He has been a director of the Company since 1995. He has served in various executive officer capacities with the Company and its subsidiaries since 1978.

Mr. Hogan has served as an Executive Vice President of the Company since 1997. He has been a director of the Company since 1995. He has served in various executive officer capacities with the Company and its subsidiaries since 1990, including President and Chief Operating Officer of Reliant Energy International Inc. between 1993 and 1997.

Mr. Kelly has served as Executive Vice President, General Counsel and Corporate Secretary of the Company since 1997. Between 1984 and 1997, he served as Senior Vice President, General Counsel and Corporate Secretary of the Company.

Mr. Naeve has served as Executive Vice President and Chief Financial Officer with the Company since 1997. Between 1996 and 1997, he served as Senior Vice President and Chief Financial Officer of the Company. He has served in various executive officer capacities with the Company and its subsidiaries since 1984, including Vice President - Strategic Planning and Administration between 1993 and 1996.

Mr. Oglesby has served as Chief Executive Officer - Reliant Energy Wholesale Group since 1998. He served as Senior Vice President of the Company and President and Chief Operating Officer - Trading & Transportation Group between 1997 and 1998. Between 1995 and 1997, he served as President - NorAm Trading and Transportation Group. Between 1994 and 1995, he served as Vice President of Coastal Corporation and President and Chief Executive Officer of Coastal Gas Services Company.

Mr. Perkins has served as President and Chief Operating Officer, Reliant Energy Wholesale Group and as President and Chief Operating Officer, Reliant Energy Power Generation, Inc. since 1998. In 1998, Mr. Perkins served as President and Chief Operating Officer of HI Power Generation Group. Between 1996 and 1998, Mr. Perkins served as Vice President - Corporate Planning and Development. Prior to joining the Company, he served as Vice President of Business Development and Corporate Secretary of Coral Energy Resources, L.P. Between 1995 and 1996, he served as Vice President and General Manager of Coral Power, L.L.C. Between 1994 and 1995, he was Director of Business Development for Tejas Gas Corporation.

Mr. McClanahan was appointed President and Chief Operating Officer of the Reliant Energy Delivery Group in February 1999. Previously, he served as President and Chief Operating Officer of the Reliant Energy HL&P division between 1997 and 1999. He has served in various executive officer capacities with the Company and its subsidiaries since 1986, including Group Vice President
- Finance and Regulatory Relations between 1993 and 1996.

Ms. Ricciardello has served as Vice President and Comptroller of the Company since 1996. She has served in various executive officer capacities of the Company and its subsidiaries since 1993.

ITEM 2. PROPERTIES.

CHARACTER OF OWNERSHIP

     The principal properties of the Company, Resources and their respective subsidiaries are owned in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, in public roads or on land owned by others.

     Substantially all of the real estate, electric distribution system properties, buildings and franchises owned directly by the Company (excluding real estate and other properties of subsidiaries of the Company) are subject to a lien created under a Mortgage and Deed of Trust dated as of November 1, 1944 (as supplemented, Mortgage) between the Company and South Texas Commercial National Bank of Houston (Chase Bank of Texas, National Association, as Successor Trustee). The lien of the Mortgage excludes cash, stock in subsidiaries and certain other assets. Additionally, substantially all properties of the subsidiaries of International and Power Generation that own interests in operating plants are subject to liens of creditors of the respective subsidiaries.

ELECTRIC OPERATIONS

     All of the electric generating stations and other operating properties of Electric Operations are located in the State of Texas.

     Electric Generating Stations. As of December 31, 1998, the Company owned 12 electric generating stations (62 generating units) with a combined turbine nameplate rating of 13,554,608 KW, including a 30.8% interest in one nuclear generating station (two units) with a combined turbine nameplate rating of 2,623,676 KW.

     South Texas Project. The Company is one of four owners of the South Texas Project, a nuclear generating plant consisting of two 1,250 MW generating units in which the Company has a 30.8% ownership interest.

     Substations. As of December 31, 1998, the Company owned 213 major substation sites (240 substations) having a total installed rated transformer capacity of 53,413 Mva, including a 30.8% interest in one major substation with an installed rated transformer capacity of 3,080 Mva.

     Electric Lines -- Overhead. As of December 31, 1998, the Company owned 25,154 pole miles of overhead distribution lines and 3,606 circuit miles of overhead transmission lines, including 502 circuit miles operated at 69,000 volts, 2,059 circuit miles operated at 138,000 volts and 1,044 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 1998, the Company owned 10,780 circuit miles of underground distribution lines and 12.6 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 8.1 circuit miles operated at 138,000 volts.

NATURAL GAS DISTRIBUTION

     Resources' approximately 55,000 linear miles of gas distribution mains vary in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by Natural Gas Distribution, Resources owns the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which Resources receives gas from its suppliers are owned, operated and maintained by others, and the distribution facilities of Resources begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

INTERSTATE PIPELINE

     Resources owns and operates, through REGT and MRT, approximately 8,200 miles of transmission lines and transportation service to various shippers across eight states in the south-central and midwestern United States. Resources or its subsidiaries also own and operate six storage fields with a combined daily deliverability of approximately 1.2 BCF per day and a combined working gas capacity of approximately 51.8 BCF. Most of Interstate Pipelines' storage operations are in north Louisiana and Oklahoma.

WHOLESALE ENERGY

     Resources, through its subsidiaries, owns and operates gathering pipelines which collect gas from more than 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

     As of December 31, 1998, Wholesale Energy owned five electric generating stations (15 generating units) with a combined nameplate rating of 3,906 MW. For additional information regarding the properties of Power Generation, see "Business -- Wholesale Energy" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

INTERNATIONAL

      For information regarding the investments of International, see "Business -- International" in Item 1 of this Form 10-K.

OTHER

     For information regarding the properties of Corporate, see "Business -- Corporate" in Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

(a)  Company.

     For a description of certain legal and regulatory proceedings affecting the Company, see Notes 3(b), 12(h) and 12(i) to the Company's Consolidated Financial Statements, which notes are incorporated herein by reference.

(b)   Resources.

     For a description of certain legal and regulatory proceedings affecting Resources, see Note 8(g) to Resources' Consolidated Financial Statements, which note is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock, which at March 11, 1999 was held of record by approximately 85,534 shareholders, is listed on the New York and Chicago Stock Exchanges (symbol: REI). All of Resources' common stock is held by the Company.

     The following table sets forth the high and low sales prices of the Company's Common Stock on the composite tape during the periods indicated, as reported by The Wall Street Journal, and the dividends declared for such periods. Dividend payout was $1.50 per share for 1998 and 1997, respectively. The dividend declared during the fourth quarter of 1998 is payable in March 1999.


                                                                               MARKET PRICE             DIVIDEND
                                                                       -----------------------------    DECLARED
                                                                           HIGH            LOW         PER SHARE
                                                                       -------------- --------------  --------------
  1998
  First Quarter........................................................                               $     0.375
    January 16.........................................................                $  25
    March 31........................................................... $  28 15/16
  Second Quarter.......................................................                               $     0.375
    May 20.............................................................                $  27 5/16
    June 24............................................................ $  32
  Third Quarter........................................................                               $     0.375
    August 7...........................................................                $  26 5/8
    September 30....................................................... $  32
  Fourth Quarter.......................................................                               $     0.375
    October 12.........................................................                $  29 7/16
    November 16........................................................ $  33 3/8
  1997
  First Quarter........................................................                               $     0.375
    February 25........................................................ $  23 5/8
    March 21...........................................................                $  20 5/8
  Second Quarter.......................................................                               $     0.375
    April 18...........................................................                $  18 7/8
    May 6.............................................................. $  23 5/8
  Third Quarter........................................................                               $     0.375
    August 7........................................................... $  22 1/8
    August 28..........................................................                $  20 1/8
  Fourth Quarter.......................................................                               $     0.375
    December 31........................................................ $  27 1/4
    October 28.........................................................                $  20 3/4

     The closing market price of the Company's Common Stock on December 31, 1998 was $32 1/16 per share.

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

ITEM 6. SELECTED FINANCIAL DATA OF THE COMPANY.

     The following table sets forth selected financial data with respect to the Company's consolidated financial condition and results of consolidated operations and should be read in conjunction with the Company's Consolidated Financial Statements and the related notes in Item 8 of this Form 10-K. Certain amounts from prior years have been reclassified to conform with the 1998 presentation. Such reclassifications do not affect earnings. In July 1995, the Company sold its former cable television subsidiary, the operations of which were accounted for as discontinued operations.

                                                                     YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------
                                                1998          1997(1)         1996           1995           1994
                                            -------------- -------------- -------------- -----------------------------
                                                        (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
  Revenues                                  $ 11,488,464   $  6,878,225   $  4,095,277   $  3,729,271   $  3,752,573
                                            ------------   ------------   ------------   ------------   ------------
  Income (loss) from continuing operations
    before cumulative effect of change in
    accounting(2).......................... $   (141,092)  $    421,110   $    404,944   $    397,400   $    423,985
  Gain on sale of cable television
    subsidiary.............................                                                   708,124
  Loss from discontinued operations........                                                                  (16,524)
  Cumulative effect of change in
    accounting(3)..........................                                                                   (8,200)
  Preferred dividends......................          390            162
                                            ------------   ------------   ------------   ------------   ------------
  Net income (loss)(2)..................... $   (141,482)  $    420,948   $    404,944   $  1,105,524   $    399,261
                                            ============   ============   ============   ============   ============
  Basic and diluted earnings (loss) per
    common share(4):
    Continuing operations before
      cumulative effect of change in
      accounting(2)........................ $       (.50)  $       1.66   $      1.66   $        1.60   $       1.72
    Gain on sale of cable television
    subsidiary.............................                                                      2.86
    Loss from discontinued operations......                                                                     (.07)
    Cumulative effect of change in
    accounting(3)..........................                                                                     (.03)
                                            ------------   ------------   ------------   ------------   ------------
  Basic and diluted earnings (loss) per
    common share(2) (4).................... $       (.50)  $       1.66   $       1.66   $       4.46   $       1.62
  Cash dividends declared per common
    share(4)............................... $       1.50   $       1.50   $       1.50   $       1.50   $       1.50
  Dividend payout ratio from continuing
    operations.............................                          96%            89%            94%            87%
  Return on average common equity(5) (6)...         (3.1%)          9.7%          10.2%          29.5%          12.0%
  Ratio of earnings from continuing
    operations to fixed charges before
    cumulative effect of change in
    accounting(7)..........................                        2.41           2.76           2.71           2.89


  At year-end:
    Book value per common share(4)......... $      15.16   $      17.28   $      16.41   $      16.61   $      13.64
    Market price per common share(4)....... $      32.06   $      26.75   $      22.63   $      24.25   $      17.82
    Market price as a percent of book
      value................................          211%           155%           138%           146%           131%

  At year-end:
    Total assets of continuing operations.. $ 19,138,522   $ 18,445,606   $ 12,287,857   $ 11,819,606   $ 10,784,095
    Net assets of discontinued operations..                                                                  618,982
                                            ------------   ------------   ------------   ------------   ------------
           Total assets.................... $ 19,138,522   $ 18,445,606   $ 12,287,857   $ 11,819,606   $ 11,403,077
                                            ============   ============   ============   ============   ============
    Long-term obligations, including
      current maturities-continuing
      operations(8)........................ $  7,540,434   $  5,831,356   $  3,254,413   $  3,692,173   $  3,737,908
    Long-term obligations, including
      current maturities included in net
      assets of discontinued operations....                                                                  504,580
    Capitalization from continuing
      operations:
      Common stock equity..................           36%            46%            53%            50%            44%
      Cumulative preferred stock (including
        current maturities)................                                          2%             5%             7%
      Long-term debt (including current
        maturities)(8).....................           64%            54%            45%            45%            49%

                                                                   YEAR ENDED DECEMBER 31,

                                          --------------------------------------------------------------------------
                                              1998          1997(1)          1996           1995           1994
                                          ------------   ------------   -------------- --------------  -------------
                                                      (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
  Capital expenditures:
    Purchase of Resources, net of cash
      acquired...........................                $  1,422,672
    Electric Operations' capital and
      nuclear fuel expenditures
      (excluding AFUDC)(9)............... $    428,611        234,068   $    314,934   $    296,635    $  412,899
    Natural Gas Distribution.............      161,735         61,078
    Interstate Pipelines.................       59,358         16,304
    Wholesale Energy (excluding
      capitalized interest)..............      363,792         14,038
    International (excluding capitalized
      interest)..........................      427,232        223,807        493,179         49,835         7,087
    Corporate............................       30,166         23,899         13,446          4,643        13,562
    Cable television additions and other
      cable-related  investments -
      discontinued.......................                                                    47,601        84,071
    Corporate headquarters expenditures
      (excluding capitalized
      interest)(9).......................                                      5,308         89,627        44,250

----------
(1) Includes the financial statement effect of Resources since its August 1997 acquisition, which was accounted for under the purchase method. See Note 1(b) to the Company's Consolidated Financial Statements.

(2) Includes a non-cash, unrealized accounting loss of $764 million and $79 million (after-tax), or $2.69 and $0.31 basic earnings per share, on the Company's 7% Automatic Common Exchange Securities (ACES) in 1998 and 1997, respectively. For additional information on the ACES, see Note 1(n) to the Company's Consolidated Financial Statements.

(3) The 1994 cumulative effect relates to the change in accounting for postemployment benefits. See also Note 10(e) to the Company's Consolidated Financial Statements.

(4) All common share data reflect a two-for-one common stock dividend distribution in December 1995.

(5) The return on average common equity for 1995 includes the gain on the sale of the Company's cable television subsidiary. The return on average common equity, excluding the gain, was 11.7%.

(6) The return on average common equity for 1998 includes a non-cash, unrealized accounting loss of $764 million on the ACES. The return on average common equity excluding the loss was 12.4%.

(7) Fixed charges exceeds earnings by $181 million in 1998. Excluding the effect of the non-cash, unrealized accounting loss of $764 million, the ratio of earnings to fixed charges would have been 2.77.

(8) Includes Cumulative Preferred Stock subject to mandatory redemption and Company/Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of Company/Resources.

(9) During 1995 and 1996, Electric Operations made payments toward the purchase of its corporate headquarters building. Such payments were not reflected in Electric Operations' capital and nuclear fuel expenditures because they were affiliate transactions eliminated upon consolidation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

     The following discussion and analysis should be read in combination with the consolidated financial statements and notes of Reliant Energy, Incorporated (Company) contained in Item 8 of this Form 10-K (Company's Consolidated Financial Statements).

                          RELIANT ENERGY, INCORPORATED

     The Company is a diversified international energy services company. It operates the nation's tenth largest electric utility in terms of kilowatt-hour
(KWH) sales, and its three natural gas distribution divisions together form the nation's third largest natural gas distribution operation in terms of customers served. The Company also invests in international and domestic electric utility privatizations, gas distribution projects and the development of non-rate regulated power generation projects. The Company is also a major interstate natural gas pipeline and energy services company, providing gas transportation, supply, gathering and storage, and wholesale natural gas and electric power marketing services.

     Effective January 1, 1998, the Company reconfigured its financial reporting segments to include the following: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy Marketing and Generation (Wholesale Energy), International and Corporate. For segment reporting information, see Note 15 to the Company's Consolidated Financial Statements.

     On August 6, 1997 (Acquisition Date), the Company acquired Reliant Energy Resources Corp. (formerly, NorAm Energy Corp.) (Resources), a natural gas gathering, transmission, marketing and distribution company. The acquisition (Merger) was accounted for as a purchase; accordingly, the Company's results of operations for 1997 include the results of operations of Resources only for the period beginning on August 6, 1997 (Acquisition Date).

     To enhance comparability between reporting periods, certain information is presented on a pro forma basis and reflects the acquisition of Resources as if it had occurred at the beginning of the 1996 and 1997 reporting periods presented. Pro forma purchase-related adjustments include amortization of goodwill and the allocation of the fair value of certain assets and liabilities of Resources. The pro forma results of operations are not necessarily indicative of the combined results of operations that actually would have occurred had the acquisition occurred on such dates. The Company believes, however, that the presentation of pro forma data provides a more meaningful comparative standard for assessing changes in the Company's financial condition and results of operations during the years ended December 31, 1997 and 1996, since the pro forma presentation (i) combines a full year of results of the Company's and Resources' operations and (ii) gives retroactive effect to purchase - related adjustments, including the amortization of goodwill and the allocation of the fair market value of certain Resources assets and liabilities.

     All dollar amounts in tables that follow are in millions, except for per share data, percentages and throughput and other operations data.

                       CONSOLIDATED RESULTS OF OPERATIONS



                                                        ACTUAL                            PRO FORMA
                                             ------------------------------             ---------------
                                                        TWELVE                              TWELVE
                                                     MONTHS ENDED                        MONTHS ENDED
                                                     DECEMBER 31,                        DECEMBER 31,
                                             ------------------------------  PERCENT    ---------------   PERCENT
                                                  1998           1997         CHANGE         1997         CHANGE
                                             --------------  --------------  -------    ---------------   --------
Revenues.....................................   $  11,488      $   6,878         67%       $  10,191         13%
Operating Expenses...........................      10,011          5,813         72%           8,976         12%
Operating Income.............................       1,477          1,065         39%           1,215         22%
Other Expenses, Net(1).......................       1,649            437        277%             546        202%
Income Taxes.................................         (30)           206         --              232         --
Net Income (Loss)(2) ........................        (142)           421         --              437         --
Basic and Diluted Earnings (Loss) Per
   Share.....................................        (.50)          1.66         --             1.55         --

---------
(1) Includes a $1,176 million unrealized accounting loss in 1998 compared to a $121 million unrealized accounting loss incurred in 1997 relating to the Company's 7% Automatic Common Exchange Securities (ACES).
     See Note 1(n) to the Company's Consolidated Financial Statements.

(2) Includes $37 million of interest income attributable to a tax refund in 1997.


                                              ACTUAL                                PRO FORMA
                                    ---------------------------             --------------------------
                                       TWELVE MONTHS ENDED                     TWELVE MONTHS ENDED
                                           DECEMBER 31,                           DECEMBER 31,
                                    ---------------------------   PERCENT   --------------------------    PERCENT
                                          1997          1996       CHANGE         1997         1996        CHANGE
                                    --------------  -----------  ---------  ---------------  ----------  -----------
Revenues............................   $   6,878     $   4,095       68%       $  10,191        8,884       15%
Operating Expenses..................       5,813         3,105       87%           8,976        7,617       18%
Operating Income....................       1,065           990        8%           1,215        1,267       (4%)
Other Expenses, Net.................         437           385       14%             546          596       (8%)
Income Taxes........................         206           200        3%             232          245       (5%)
Net Income..........................         421           405        4%             437          426        3%
Basic and Diluted Earnings Per
   Share............................        1.66          1.66       --             1.55         1.46        6%

     1998 Compared to 1997 (Actual). The Company reported a consolidated net loss for 1998 of $142 million ($.50 per share) compared to consolidated net income of $421 million ($1.66 per share) in 1997. The consolidated net loss resulted from the accounting treatment of the ACES, which were issued in July 1997. The Company recorded a non-cash, unrealized accounting loss (after-tax) of $764 million on the ACES in 1998. In 1997, the Company recorded a non-cash, unrealized accounting loss (after-tax) of $79 million on the ACES, which was partially offset by $37 million of non-recurring interest income related to a refund of federal income taxes in 1997. For a discussion of the ACES accounting loss, see "--Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Accounting Treatment of ACES."

     After adjusting for non-recurring and other charges (as described above) in both years, net income for 1998 would have been $622 million ($2.19 per share) compared to $463 million ($1.83 per share) in 1997. The increase in adjusted net income for 1998 compared to 1997 was due to improved results from the Company's Interstate Pipeline, Wholesale Energy and International segments. Net income for 1998 included an $80 million, or $.28 per share, gain on the sale of an investment in an electric distribution system in Argentina. Also contributing to the increase were earnings from the businesses acquired in the Merger. These effects were partially offset by additional depreciation of regulated power generation assets in compliance with Reliant Energy HL&P's rate of return cap, as described below, and increased interest expense primarily related to the Merger.

     1998 Compared to 1997 (Pro Forma). The Company's reported consolidated net loss for 1998 was $142 million ($.50 per share) compared to pro forma earnings of $437 million ($1.55 per share) in 1997.

     Excluding the non-recurring and other charges described above, net income for 1998 would have been $622 million ($2.19 per share) compared to pro forma net income of $479 million ($1.70 per share) in 1997. The increase in adjusted net income compared to adjusted pro forma 1997 net income is due primarily to the same factors discussed above.

     1997 Compared to 1996 (Actual). The Company reported consolidated net income in 1997 of $421 million ($1.66 per share) compared to $405 million ($1.66 per share) in 1996. Although net income increased by $16 million, the Company's basic and diluted earnings per share remained the same due to the issuance of approximately 47.8 million additional shares of the Company's common stock in the Merger. The Company's net income in 1997 reflected the net impact of $42 million from the ACES accounting loss partially offset by non-recurring interest income. In 1996, the Company recorded non-recurring, after-tax charges of (i) $62 million for the settlement of South Texas Project Electric Generating Station (South Texas Project) litigation claims and (ii) $5 million associated with an investment in two tire-to-energy plants in Illinois.

     After adjusting for non-recurring and other charges in both years, net income for 1997 would have been $463 million ($1.83 per share) compared to $472 million ($1.93 per share) in 1996. The decrease is due in part to the additional amortization of certain lignite reserves by Electric Operations, the amortization of goodwill recorded in the Merger and increased interest expense. The increase in interest on long-term debt and other interest reflect both (i) the $1.4 billion indebtedness incurred by the Company to fund a portion of the cost of the Merger and (ii) the consolidation of Resources' existing indebtedness with that of the Company. Partially offsetting these effects were increased Electric Operations' sales due to customer growth, improved results at International and the additional operating income generated by the new business units acquired in the Merger.

     1997 Compared to 1996 (Pro Forma). The Company's pro forma consolidated net income for 1997 was $437 million ($1.55 per share) compared to $426 million ($1.46 per share) in 1996.

     Excluding the non-recurring and other charges described above, the Company's 1997 pro forma net income would have been $479 million ($1.70 per share) compared to $493 million ($1.69 per share) in 1996. This decrease in pro forma earnings, as adjusted for non-recurring and other charges, was principally the result of (i) hedging-related losses incurred in the first quarter of 1997 by a subsidiary of Resources, which losses were not reflected in the Company's actual results of operations since they were incurred prior to the Merger,
(ii) a weather-related decline in sales volumes of Natural Gas Distribution and
(iii) increased administrative and general expenses associated with increased staffing and marketing in connection with increasing the scope of energy marketing activities.

     Pro forma consolidated net income for 1997 and 1996 exceeds actual consolidated net income for such years because purchase-related costs were more than offset on a pro forma basis by Resources' earnings for the periods prior to the Acquisition Date. Such earnings were not part of the reported actual results of the Company.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     All business segment data (other than data relating to Electric Operations) are presented on a pro forma basis for 1997 and 1996 as if the acquisition of Resources had occurred on January 1 of each year presented.

     The following table presents operating income on (i) an actual basis for the years ended December 31, 1998 and 1997, and (ii) a pro forma basis for each of the Company's business segments for the years ended December 31, 1997 and 1996.

                   OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                               ACTUAL                          PRO FORMA
                                                             YEAR ENDED                       YEAR ENDED
                                                            DECEMBER 31,                     DECEMBER 31,
                                                    -----------------------------    ----------------------------
                                                        1998            1997(1)        1997(2)         1996(2)
                                                    ------------     ------------    ------------    ------------
  Electric Operations..........................     $      1,014     $        995    $        995    $        997
  Natural Gas Distribution.....................              138               55             152             160
  Interstate Pipeline..........................              128               32              99             108
  Wholesale Energy.............................               59                1             (15)             22
  International................................              182               20              17              (1)
  Corporate....................................              (44)             (38)            (32)            (19)
                                                    ------------     ------------    ------------    ------------
  Total Consolidated...........................     $      1,477     $      1,065    $      1,216    $      1,267
                                                    ------------     ------------    ------------    ------------

----------
(1) Includes Resources business segments beginning on the Acquisition Date.
(2) Electric Operations operating income data are actual and not pro forma.

ELECTRIC OPERATIONS

     Electric Operations' business is conducted under the name "Reliant Energy HL&P," an unincorporated division of the Company. Electric Operations provides electric generation, transmission, distribution, and sales to approximately 1.6 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston (the nation's fourth largest city). Electric Operations constitutes the Company's largest business segment, representing 69% of the Company's consolidated operating income for 1998.

     Electric Operations' earnings are capped at an agreed overall rate of return formula on a calendar year basis as part of the transition to competition plan (Transition Plan) approved by the Public Utility Commission of Texas (Texas Utility Commission) and effective January 1, 1998. As a result of this plan, any earnings in 1998 or 1999 above the maximum allowed return cap of 9.844% on invested capital will be offset by additional depreciation of Electric Operations' generation assets. The Transition Plan also approved the implementation of base rate credits to residential customers of 4% in 1998 and an additional 2% in 1999. Commercial customers whose monthly billing is 1000 kva or less receive base rate credits of 2% in 1998 and 1999. For more information regarding the Transition Plan, including a pending judicial review of portions of the Transition Plan, see Note 3(b) to the Company's Consolidated Financial Statements.

     The following table provides summary data, before taxes, regarding the actual results of operations of Electric Operations for 1998, 1997 and 1996.

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                                -----------------------   PERCENT
                                                                                   1998        1997       CHANGE
                                                                                ----------- ----------- ------------
  Operating Revenues:
     Base Revenues(1).......................................................    $    2,969  $    2,839       5%
     Reconcilable Fuel Revenues(2)..........................................         1,381       1,413      (2%)
                                                                                ----------  ----------
       Total Operating Revenues.............................................         4,350       4,252       2%
                                                                                ----------  ----------
  Operating Expenses:
     Fuel Expense...........................................................         1,064       1,091      (2%)
     Purchased Power........................................................           391         386       1%
     Operation Expense......................................................           635         641      (1%)
     Maintenance Expense....................................................           234         228       3%
     Depreciation and Amortization Expense..................................           650         569      14%
     Other Operating Expenses...............................................           362         342       6%
                                                                                ----------  ----------
       Total Operating Expenses.............................................         3,336       3,257       2%
                                                                                ----------  ----------
  Operating Income..........................................................    $    1,014  $      995       2%
                                                                                ==========  ==========

                                                                                      YEAR ENDED
                                                                                     DECEMBER 31,
                                                                                -----------------------   PERCENT
                                                                                   1998        1997       CHANGE
                                                                                ----------- ----------- ------------
  Operating Revenues:
     Base Revenues(1)...........................................................$    2,839  $    2,743       3%
     Reconcilable Fuel Revenues(2)..............................................     1,413       1,282      10%
                                                                                ----------  ----------
       Total Operating Revenues.................................................     4,252       4,025       6%
                                                                                ----------  ----------
  Operating Expense:
     Fuel Expense...............................................................     1,091       1,025       6%
     Purchased Power............................................................       386         322      20%
     Operation Expense..........................................................       641         543      18%
     Maintenance Expense........................................................       228         249      (8%)
     Depreciation and Amortization Expense......................................       569         546       4%
     Other Operating Expenses...................................................       342         343      --
                                                                                ----------  ----------
       Total Operating Expenses.................................................     3,257       3,028       8%
                                                                                ----------  ----------
  Operating Income..............................................................$      995  $      997      --
                                                                                ----------  ----------

----------
(1) Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharges net of adjustments for over/under recovery. See -- Operating Revenues -- Electric Operations."

OPERATING INCOME -- ELECTRIC OPERATIONS

     1998 Compared to 1997. Electric Operations' operating income (before income taxes) was $1,014 million compared with $995 million the previous year. The increase of $19 million in operating income was due to higher revenues from the unusually hot weather in 1998 and customer growth, reduced by base rate credits provided under the Transition Plan. Under the Transition Plan, the Company recorded additional depreciation on Electric Operation's generation assets, which resulted in depreciation and amortization expense increasing by $82 million between 1997 and 1998. Total KWH sales rose 8% during 1998, with increases of 9% in residential sales, 6% in commercial sales and 3% in firm industrial sales.

     1997 Compared to 1996. Electric Operations' operating income (before income taxes) was $995 million in 1997 compared with $997 million in 1996. The decrease in operating income was due to increases in operations expense and depreciation and amortization expense in 1997, partially offset by increased revenues from electric sales growth and decreases in maintenance expense, as described below. Total KWH sales rose 3% during 1997, with increases of 1% in residential sales, 6% in commercial sales and 2% in firm industrial sales.

OPERATING REVENUES -- ELECTRIC OPERATIONS

     1998 Compared to 1997. Electric Operations' $130 million increase in 1998 base revenues is primarily the result of unusually hot weather and the impact of customer growth, net of base rate credits implemented under the Transition Plan. In 1998, Electric Operations implemented a base rate discount of $74 million. In addition, growth in usage and number of customers contributed an additional $48 million in base revenues in 1998.

     Electric Operations' 2% decrease in reconcilable fuel revenue in 1998 resulted primarily from decreased natural gas prices. The decrease in natural gas prices, however, was largely offset by increased KWH sales resulting from hotter weather. The Texas Utility Commission provides for recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. The fixed fuel factor is established during either a utility's general rate proceeding or its fuel factor proceeding and is generally effective for a minimum of six months. Revenues collected through such factor are adjusted monthly to equal expenses; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on the

Company's Consolidated Balance Sheets as fuel-related credits or fuel-related debits, respectively. Fuel costs are reviewed during periodic fuel reconciliation proceedings, which are required at least every three years. Electric Operations filed a fuel reconciliation proceeding with the Texas Utility Commission on January 30, 1998 covering $3.5 billion of fuel costs for the three year period ending July 31, 1997. In December 1998, the Texas Utility Commission issued a final order that allowed Electric Operations to recover eligible fuel costs for the three-year period ending July 31, 1997, with some exceptions. Under the order, the Company reclassified $40 million in costs associated with certain fuel-related capital improvement projects from eligible fuel expense to invested capital. The order also required an additional reduction of $12 million in eligible fuel expense relating to the three-year period ending July 31, 1997.

     In April 1998, Electric Operations filed a petition to revise the fixed fuel factor and implement a surcharge for under-collected fuel costs. The Texas Utility Commission approved implementation of the revised overall fixed fuel factor and a temporary fuel surcharge in the amount of $125 million (inclusive of the previously existing fuel surcharge balance) to be collected over a 12 to 18 month period. The approved fuel factor and surcharge were implemented for customer billings beginning July 1, 1998. As of December 31, 1998 and 1997, Electric Operations' cumulative under-recovery of fuel costs was $45 million and $172 million including interest, respectively.

     1997 Compared to 1996. Electric Operations' 3% increase in base revenue in 1997 compared to 1996 was primarily the result of newly recorded transmission revenues. Electric Operations' transmission revenues (which are considered miscellaneous revenues) in 1997 were $86 million but were offset by transmission expenses of $88 million. For information regarding these transmission revenues, see "-- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Competition and Restructuring of Electric Utility Industry" below. Electric Operations' 10% increase in reconcilable fuel revenue in 1997 resulted primarily from increased natural gas prices in that year.

     In 1997, Electric Operations implemented (i) a $70 million temporary fuel surcharge (inclusive of interest) effective for the first six months of 1997 and
(ii) a $62 million temporary fuel surcharge (inclusive of interest) effective for the last six months of 1997. In December 1997, the Texas Utility Commission approved the implementation of a $102 million (inclusive of interest) temporary fuel surcharge which was implemented by Electric Operations on January 1, 1998 with recovery extending from 8 months to 16 months depending on the customer class. Electric Operations requested the surcharge in order to recover its under-recovery of fuel expenses for the period March 1997 through August 1997. This under-recovery was included in the surcharge that began July 1, 1998.

FUEL AND PURCHASED POWER EXPENSE -- ELECTRIC OPERATIONS

     Fuel costs constitute the single largest expense for Electric Operations. The mix of fuel sources for generation of electricity is determined primarily by system load and the unit cost of fuel consumed. The average cost of fuel used by Electric Operations in 1998 was $1.70 per million British Thermal Units (MMBtu) ($2.18 for natural gas, $1.78 for coal, $1.19 for lignite, and $.48 for nuclear). In 1997, the average cost of fuel was $1.87 per MMBtu ($2.60 for natural gas, $2.02 for coal, $1.08 for lignite, and $0.54 for nuclear). Fuel costs are reconciled to fuel revenues resulting in no effect on earnings unless fuel costs are determined not to be recoverable.

     1998 Compared to 1997. Fuel expenses in 1998 decreased by $27 million or 2% below 1997 expenses. The decrease was driven by a significant decrease in the average unit cost of natural gas, which declined from $2.60 per MMBtu in 1997 to $2.18 per MMBtu in 1998. Purchased power expenses increased in 1998 by $5 million or 1% over 1997 expenses. This increase was a result of additional purchases through the Electric Reliability Council of Texas (ERCOT) of $18 million offset by a reduction in purchases from cogenerators of $13 million. Additionally, 1998 fuel expense includes a $12 million charge to non-recoverable fuel in accordance with the Fuel Reconciliation Proceeding discussed above.

     1997 Compared to 1996. Fuel expenses in 1997 increased by $66 million or 6% over 1996 expenses. The increase was driven by significant increases in the average unit cost of natural gas, which rose to $2.60 per MMBtu in 1997 from $2.31 per MMBtu in 1996. Purchased power expenses increased in 1997 by $63 million or 20% over 1996 expenses. This change was driven primarily due to higher prices paid to qualifying facilities for purchased electric energy principally as a result of increases in natural gas prices, energy purchased under Electric Operations' joint dispatching agreement with the city of San Antonio (see Note 12(c) to the Company's Consolidated Financial Statements) and Electric Operations' participation in the newly deregulated Texas wholesale energy market in order to buy and sell energy to provide lower costs to its customers.

OPERATION AND MAINTENANCE EXPENSES, DEPRECIATION, AMORTIZATION AND OTHER -- ELECTRIC OPERATIONS

     In order to reduce Electric Operations' exposure to potentially stranded costs related to generating assets, the Transition Plan permits the redirection of depreciation expense to generation assets from transmission, distribution and general plant assets. In addition, the Transition Plan provides that all earnings above a 9.844% overall annual rate of return on invested capital be used to recover Electric Operations' investment in generation assets. As a result, Electric Operations recorded $194 million in additional depreciation and redirected $195 million in existing depreciation expense to generation assets in 1998.

     1998 Compared to 1997. Operation, maintenance and other operating expenses increased $20 million in 1998, including $9 million due to transmission tariffs within ERCOT. These transmission expenses were largely offset by $7 million in transmission tariff revenue. Franchise fees paid to cities increased $11 million due to increased sales in 1998.

     In 1998, the Company recorded additional depreciation expense for Electric Operations of $194 million, which is $144 million more than recorded during the same period last year, as provided by the Transition Plan. The comparative increase was less than it otherwise would have been because amortization of the investment in lignite reserves associated with a canceled generation project was $62 million lower in 1998 than in 1997. In 1996, Electric Operations began amortizing its $153 million investment in these lignite reserves. The lignite reserves will be fully amortized no later than 2002.

     1997 Compared to 1996. Operations and maintenance expense increased $76 million in 1997. The increase included $88 million due to transmission tariff expenses within ERCOT, offset by $86 million of transmission tariff revenue.

     In 1997, Electric Operations incurred $17 million in work force severance expenses compared to $30 million of such expenses in 1996.

     Depreciation and amortization expense increased $23 million in 1997 compared to 1996. The increase is due to the additional amortization of $16 million of Electric Operations' investment in lignite reserves. In 1997 and 1996, Electric Operations wrote down its investment in the South Texas Project by $50 million in addition to ordinary depreciation associated with the South Texas Project. The additional amortization of the lignite reserves and the depreciation of the South Texas Project were permitted under Electric Operations' rate order in Docket 12065. For additional information regarding these amortizations, see Note 1(f) to the Company's Consolidated Financial Statements.

NATURAL GAS DISTRIBUTION

     Natural Gas Distribution operations are conducted through three unincorporated divisions of Resources (Reliant Energy Arkla, Reliant Energy Entex and Reliant Energy Minnegasco) and are included in the Company's actual consolidated results of operations beginning on the Acquisition Date. These operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers in six states:
Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

     The following tables provide summary data regarding the actual results of operations of Natural Gas Distribution for 1998 and unaudited pro forma financial results of operations for 1997 and 1996.


                                                                         ACTUAL          PRO FORMA
                                                                       YEAR ENDED       YEAR ENDED
                                                                      DECEMBER 31,     DECEMBER 31,      PERCENT
                                                                          1998             1997          CHANGE
                                                                      --------------  --------------  --------------
  Operating Revenues:
     Base Revenues...................................................  $      779       $      814         (4%)
     Recovered Gas Revenues..........................................       1,034            1,388        (26%)
                                                                       ----------       ----------
       Total Operating Revenues......................................       1,813            2,202        (18%)
                                                                       ----------       ----------
  Operating Expenses:
     Natural Gas.....................................................       1,085            1,440        (25%)
     Operation and Maintenance.......................................         368              384         (4%)
     Depreciation and Amortization...................................         130              124          5%
     Other Operating Expenses........................................          92              102        (10%)
                                                                       ----------       ----------
       Total Operating Expenses......................................       1,675            2,050        (18%)
                                                                       ----------       ----------
  Operating Income...................................................  $      138       $      152         (9%)
                                                                       ==========       ==========
  Throughput Data (in billion cubic feet (BCF)):
     Residential and Commercial Sales................................         286              326        (12%)
     Industrial Sales................................................          56               59         (5%)
     Transportation..................................................          44               42          5%
                                                                       ----------       ----------
       Total Throughput..............................................         386              427        (10%)
                                                                       ==========       ==========

                                                                          PRO FORMA YEAR ENDED
                                                                              DECEMBER 31,
                                                                        ------------------------         PERCENT
                                                                          1997            1996           CHANGE
                                                                        --------        --------         -------
  Operating Revenues:
     Base Revenues...................................................   $    814        $    764            7%
     Recovered Gas Revenues..........................................      1,388           1,349            3%
                                                                        --------        --------
       Total Operating Revenues......................................      2,202           2,113            4%
                                                                        --------        --------
  Operating Expenses:
     Natural Gas.....................................................      1,440           1,348            7%
     Operation and Maintenance.......................................        384             381            1%
     Depreciation and Amortization...................................        124             121            2%
     Other Operating Expenses(1).....................................        102             103           (1%)
                                                                        --------        --------
       Total Operating Expenses......................................      2,050           1,953            5%
                                                                        --------        --------
  Operating Income...................................................   $    152        $    160           (5%)
                                                                        ========        ========
  Throughput Data (in BCF):
     Residential and Commercial Sales................................        326             333           (2%)
     Industrial Sales................................................         59              58            2%
     Transportation..................................................         42              42           --
                                                                        --------        --------
       Total Throughput..............................................        427             433           (1%)
                                                                        ========        ========

----------
(1) Before a $6 million one-time charge incurred in 1996 for early retirement and severance costs.

     1998 (Actual) Compared to 1997 (Pro Forma). Operating income was $138 million in 1998 compared to pro forma operating income of $152 million in 1997. The $14 million decrease reflects the lower demand for natural gas heating that resulted from milder weather in 1998. The negative impact of weather was partially offset by (i) the favorable impact of purchased gas adjustments during this period on Reliant Energy Arkla's operating income, (ii) lower operating expenses and (iii) increased revenue resulting from Reliant Energy Minnegasco's performance based rate plan.

     The $389 million decrease in 1998 actual operating revenues compared to 1997 pro forma operating revenues is primarily attributable to a decrease in the price of purchased gas and decreased sales volume primarily due to milder weather in 1998.

     1997 Compared to 1996 (Pro Forma). Pro forma operating income was $152 million in 1997 compared to $160 million (before a one-time charge of $6 million for early retirement and severance) in 1996. The decrease of approximately $8 million in 1997 pro forma operating income is principally due to decreased Reliant Energy Minnegasco customer usage because of warmer weather and customer conservation, decreased Reliant Energy Arkla customer usage because of warmer weather (primarily in the first quarter of 1997) and the unfavorable impact in 1997 of a purchased gas adjustment mechanism on Reliant Energy Arkla. Partially offsetting the decrease was an increase in Reliant Energy Minnegasco's performance based rate incentive recoveries and customer growth and increased revenues from Reliant Energy Entex due to rate relief granted in 1996 and fully reflected in 1997.

     The increase of approximately $89 million in pro forma Natural Gas Distribution operating revenue for the year ended December 31, 1997 in comparison to the corresponding period of 1996 is principally due to the increase in the market price of gas.

     The $92 million increase in purchased gas costs in 1997 compared to 1996 primarily reflects the increase in Natural Gas Distribution's average cost of gas in 1997 (consistent with the overall increase in the market price of gas during such period) along with the purchased gas adjustment referenced above.

INTERSTATE PIPELINES

     Interstate Pipelines' operations are conducted through Reliant Energy Gas Transmission Company (REGT) and Mississippi River Transmission Corporation
(MRT), two wholly owned subsidiaries of Resources.

     The following table provides summary data regarding the actual results of operations of Interstate Pipelines for 1998 and pro forma results of operations for 1997 and 1996.


                                                                         ACTUAL        PRO FORMA
                                                                       YEAR ENDED      YEAR ENDED
                                                                      DECEMBER 31,    DECEMBER 31,      PERCENT
                                                                          1998            1997          CHANGE
                                                                     --------------- ---------------
  Operating Revenues.................................................  $      282      $      295          (4%)
  Operating Expenses:
     Natural Gas.....................................................          27              45         (40%)
     Operation and Maintenance.......................................          69              88         (22%)
     Depreciation and Amortization...................................          44              48          (8%)
     Other Operating Expenses........................................          14              15          (7%)
                                                                       ----------      ----------
       Total Operating Expenses......................................         154             196         (21%)
                                                                       ----------      ----------
  Operating Income...................................................  $      128      $       99          29%
                                                                       ==========      ==========
  Throughput Data (in MMBtu):
  Natural Gas Sales..................................................          16              18         (11%)
  Transportation.....................................................         825             911          (9%)
     Elimination(1)..................................................         (15)            (17)         12%
                                                                       ----------      ----------
  Total Throughput...................................................         826             912          (9%)
                                                                       ==========      ==========

                                                                          PRO FORMA YEAR ENDED          PERCENT
                                                                              DECEMBER 31,              CHANGE
                                                                     -------------------------------
                                                                          1997            1996
                                                                     --------------- ---------------
  Operating Revenues.................................................  $      295      $      347         (15%)
  Operating Expenses:
     Natural Gas.....................................................          45              76         (41%)
     Operation and Maintenance.......................................          88              82           7%
     Depreciation and Amortization...................................          48              50          (4%)
     Other Operating Expenses(1).....................................          15              31         (52%)
                                                                       ----------      ----------
       Total Operating Expenses......................................         196             239         (18%)
                                                                       ----------      ----------
  Operating Income...................................................  $       99      $      108          (8%)
                                                                       ==========      ==========
  Throughput Data (in MMBtu):
  Natural Gas Sales..................................................          18              33         (45%)
  Transportation.....................................................         911             952          (4%)
      Elimination(1).................................................         (17)            (31)         45%
                                                                       ----------      ----------
  Total Throughput...................................................         912             954          (4%)
                                                                       ==========      ==========

--------
(1) Elimination of volumes both transported and sold.

     1998 (Actual) Compared to 1997 (Pro Forma). Interstate Pipelines' operating income for 1998 was $128 million compared to $99 million for 1997 on a pro forma basis. The increase in operating income for 1998 is primarily due to $11 million of pre-tax, non-recurring items recorded in 1998 for favorable litigation and rate case settlements. The increase in operating income also reflects improved operating margins and reductions in operating expenses. The increase in operating income for 1998 was partially offset by $7 million of non-recurring transportation revenues recorded in the first quarter of 1997, as discussed below.

     Operating revenues for Interstate Pipelines decreased by $13 million in 1998 compared to pro forma 1997 revenues. The decrease in revenues is due in part to $7 million of non-recurring transportation revenues recognized in the first quarter of 1997. These revenues were recognized following a settlement with Reliant Energy Arkla related to transportation service. The settlement with Reliant Energy Arkla resulted in reduced transportation rates which also reduced revenues for 1998. Lower spot prices in the fourth quarter of 1998 and reduced sales volumes also contributed to the reduction in operating revenues. These decreases were partially offset by the settlement of outstanding gas purchase contract litigation, which resulted in the recognition of approximately $6 million of revenues in the second quarter of 1998. The 4% decline in total throughput reflected the impact of unseasonably warm winter weather.

     Interstate Pipelines' 1998 operating expense declined $42 million in comparison to 1997 pro forma operating expense. Contributing to the decrease were the MRT rate settlement in the first quarter of 1998, which provided for a retroactive reduction of MRT's depreciation rates, the impact of continued cost control initiatives and reduced pension and benefit expenses.

     Natural gas expense decreased $18 million in 1998 compared to pro forma natural gas expense in 1997 primarily due to lower gas sales volumes and lower prices for purchased gas.

     Operation and maintenance expense decreased $19 million in 1998 in comparison to pro forma operation and maintenance expense for 1997. The decrease was primarily due to the impact of cost control initiatives and decreased maintenance due to milder weather in the first quarter of 1998.

     Depreciation expense decreased $4 million in 1998, compared to pro forma depreciation expense in 1997 primarily due to a rate settlement recorded in the first quarter of 1998. The rate settlement, effective January 1998, provided for a $5 million reduction of MRT's depreciation rates retroactive to July 1996.

     During 1998, Interstate Pipelines' largest unaffiliated customer was a natural gas utility that serves the greater St. Louis metropolitan area. Revenues from this customer are generated pursuant to several long-term firm transportation and storage contracts that currently are scheduled to expire at various dates between October 1999 and May 2000. Interstate Pipeline is currently negotiating with the natural gas utility to renew these agreements. If such contracts are not renewed, the results of operations of Interstate Pipelines will be adversely affected.

     1997 Compared to 1996 (Pro Forma). Pro forma operating income was $99 million in 1997 compared to $108 million (before a one-time charge of $17 million for early retirement and severance) in 1996. This decrease of approximately $9 million in Interstate Pipelines' pro forma operating income between 1997 and 1996 results primarily from three factors: (i) a 6% decrease in transportation revenues, (ii) a 43% decrease in natural gas sales revenue (as described below) and (iii) lower demand for natural gas transportation as a result of lower natural gas consumption (primarily weather-related) in the eastern markets served by the segment. These factors were offset partially by an approximately 18% decline in operating expenses primarily due to decreases in gas purchased.

     Pro forma operating revenues for Interstate Pipelines decreased by $52 million (15%) for the year ended December 31, 1997 in comparison to the corresponding period of 1996. The decrease in revenues primarily reflects a decline in natural gas sales revenue resulting from the expiration in 1996 of an unbundled natural gas sales contract between Interstate Pipelines and Reliant Energy Arkla. Natural gas sales to Natural Gas Distribution were $60 million in 1996 and none in 1997.

     The decline in transportation revenues is largely attributable to price differentials between the average spot price for Mid-continent natural gas (Interstate Pipelines' primary supply area) and Gulf Coast natural gas in 1997.

     The $31 million decrease in gas purchased costs in 1997 compared to 1996 is largely attributable to the expiration of long-term supply contracts entered into prior to unbundling, as discussed above. Other operating expenses decreased in 1997 compared to 1996 primarily due to the elimination of non-recurring costs combined with cost reductions related to the 1996 early retirement and severance program and reductions in costs allocated from Resources.

WHOLESALE ENERGY

     Wholesale Energy includes the acquisition, development and operation of, and sales of capacity and energy from, non-utility power generation facilities; the operations of the Company's wholesale energy trading and marketing business; and natural gas gathering activities.

     Reliant Energy Power Generation, Inc. (Power Generation) was formed in March 1997 to pursue the acquisition of electric generation assets as well as the development of new non-rate regulated power generation facilities. Since March 1997, the Company has invested approximately $348 million in Power Generation acquisitions and development projects. Power Generation currently has entered into commitments associated with various generation projects amounting to $252 million. The Company expects that Power Generation will actively pursue the acquisition of additional generation assets and the development of additional new non-rate regulated generation projects. Depending on the timing and success of Power Generation's future efforts, the Company believes that resulting expenditures could be substantial. During 1997, Power Generation's results were included in the Corporate segment. Segment information for 1997 for Wholesale Energy has been revised to reflect the inclusion of Power Generation and the exclusion of Reliant Energy Retail, Inc., which is now reported as part of the Corporate segment.

     To minimize the Company's risks associated with fluctuations in the price of natural gas and transportation, the Company, primarily through Reliant Energy Services, Inc. (Reliant Energy Services), a wholly owned subsidiary of Resources, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and transport natural gas, (ii) existing natural gas storage and heating oil inventory, (iii) future power sales by and natural gas purchase by generation facilities, (iv) crude oil and refined products and (v) certain anticipated transactions, some of which carry off-balance sheet risk. Reliant Energy Services also enters into commodity derivatives in its trading and price risk management activities. For a discussion of the Company's accounting treatment of derivative instruments, see Note 2 to the Company's Consolidated Financial Statements and "Quantitative and Qualitative Disclosures About Market Risk" in
Item 7A of this Form 10-K.

     The Company believes that Reliant Energy Services' energy trading, marketing, and risk management activities complement Power Generation's strategy of developing and/or acquiring unregulated generation assets in key markets. Reliant Energy Services supplies fuel to Power Generation's existing generation assets and sells electricity produced by these assets. As a result, the Company has made, and expects to continue to make, significant investments in developing Reliant Energy Services' internal software, trading and personnel resources.

     The following table provides summary data regarding the actual results of operations of Wholesale Energy for 1998 and pro forma results of operations of Wholesale Energy for 1997 and 1996.

                                                                         ACTUAL        PRO FORMA
                                                                       YEAR ENDED      YEAR ENDED
                                                                      DECEMBER 31,    DECEMBER 31,      PERCENT
                                                                          1998            1997           CHANGE
                                                                     --------------- ---------------
  Operating Revenues.................................................  $     4,456     $    3,042          46%
  Operating Expenses:
     Natural Gas.....................................................        2,367          2,618         (10%)
     Purchased Power.................................................        1,829            313         484%
     Operation and Maintenance.......................................          178            117          52%
     Depreciation and Amortization...................................           18              7         157%
     Other Operating Expenses........................................            5              2         150%
                                                                       -----------     ----------
         Total Operating Expenses....................................        4,397          3,057          44%
                                                                       -----------     ----------
  Operating Income...................................................  $        59     $      (15)         --
                                                                       ===========     ==========
  Operations Data:
     Natural Gas (in BCF):
       Sales.........................................................        1,168            958          22%
       Gathering.....................................................          237            242          (2%)
                                                                       -----------     ----------
         Total.......................................................        1,405          1,200          17%
                                                                       ===========     ==========
     Electricity (in thousand MWH):
       Wholesale Power Sales.........................................       65,228         24,997         161%
                                                                       ===========     ==========

                                                                          PRO FORMA YEAR ENDED          PERCENT
                                                                              DECEMBER 31,               CHANGE
                                                                     -------------------------------
                                                                          1997            1996
                                                                     --------------- ---------------
  Operating Revenues.................................................  $     3,042     $    2,146          42%
  Operating Expenses:
     Natural Gas.....................................................        2,618          1,967          33%
     Purchased Power.................................................          313             63         397%
     Operation and Maintenance.......................................          117             87          34%
     Depreciation and Amortization...................................            7              6          17%
     Other Operating Expenses........................................            2              1         100%
                                                                       -----------     ----------
         Total Operating Expenses....................................        3,057          2,124          44%
                                                                       -----------     ----------
  Operating Income (Loss)............................................  $       (15)    $       22        (168%)
                                                                       ===========     ==========
  Operations Data:
     Natural Gas (in BCF):
       Sales.........................................................          958            877           9%
       Gathering.....................................................          242            231           5%
                                                                       -----------     ----------
         Total.......................................................        1,200          1,108           8%
                                                                       ===========     ==========
     Electricity (in thousand MWH):
       Wholesale Power Sales.........................................       24,997          2,776         800%
                                                                       ===========     ==========

     1998 (Actual) Compared to 1997 (Pro Forma). Wholesale Energy reported operating income of $59 million compared to a pro forma loss of $15 million in 1997. The increase was primarily due to operating results from Power Generation's investment in non-regulated generating assets and related trading and marketing activities. Capitalization of previously expensed development costs related to successful project starts in Nevada, California and Texas also contributed to the increase. These improved results were partially offset by increased operating expenses at Reliant Energy Services, as discussed below. In 1997, operating income was negatively affected by hedging losses at Reliant Energy Services associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million.

     Operating revenues for Wholesale Energy increased $1.4 billion (46%) in comparison to pro forma 1997 operating revenues due almost entirely to an increase in wholesale power sales by Power Generation and Reliant Energy Services. The benefit of the increase in natural gas sales volume was primarily offset by lower gas sales prices.

     Operating expense increased $1.3 billion compared to pro forma operating expense for 1997 primarily due to $1.5 billion in increased power costs related to energy trading and marketing activities. Natural gas expenses decreased $251 million (10%) compared to pro forma 1997 due to the reduction in the price of natural gas in 1998. Operation and maintenance expense increased $61 million (52%) in 1998 primarily due to power plant acquisitions in California and costs associated with staffing increases at Reliant Energy Services to support increased sales and marketing efforts and an increase in a credit reserve due to increased counterparty credit and performance risk associated with higher prices and higher volatility in the electric power market recorded in the second quarter of 1998.

     1997 Compared to 1996 (Pro Forma). The pro forma operating loss for 1997 was $15 million compared to operating income of $22 million in 1996. This decrease of approximately $37 million (168%) was primarily attributed to: (i) hedging losses associated with anticipated first quarter 1997 sales under peaking contracts and (ii) losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million. In addition, operating expenses increased $11 million largely due to increased staffing and marketing activities made in support of the increased sales and expanded marketing efforts. Partially offsetting these unfavorable impacts were increased margins from natural gas gathering activities.

     Pro forma operating revenues for Wholesale Energy increased by $896 million (42%) for 1997 in comparison to 1996 due to increased natural gas and electricity trading volumes. Increased volumes in 1997 had minimal effect on operating income due to low operating margins in both periods.

     Natural gas and purchased power expense increased $901 million (44%) in 1997 compared to 1996 primarily due to increased gas and electricity marketing activities net of hedging losses and losses from the sale of natural gas, as discussed above.

INTERNATIONAL

     International includes the results of operations of Reliant Energy International, Inc. (Reliant Energy International) and the international operations of Resources (Resources International). Reliant Energy International is a wholly owned subsidiary of the Company that participates in the development and acquisition of foreign independent power projects and the privatization of foreign generation and distribution facilities. Substantially all of Reliant Energy International's operations to date have been in Central and South America.

     International intends to evaluate and consider a wide array of potential business strategies, including possible acquisitions, restructurings, reorganizations and/or dispositions of currently owned properties or investments. The Company believes pursuit of any of the above strategies, or any combination thereof could have a significant impact on the business, operations and financial condition of International or the Company.

     For information regarding foreign currency matters, including the impact of the devaluation of the Brazilian real in the first quarter of 1999, see Note 16 to the Company's Consolidated Financial Statements and "-- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Risks of International Operations" and "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of this Form 10-K. For additional information about the accounting treatment of certain of International's foreign investments, see Note 5 to the Company's Consolidated Financial Statements.

     Results of operations data for International are presented in the following table on an actual basis for 1998 and on a pro forma basis as if the acquisition of Resources had occurred as of January 1, 1997 and 1996, as applicable. The primary pro forma adjustment made to this segment in connection with the acquisition is to give effect to the development costs and other expenditures incurred by Resources International prior to the Acquisition Date. The adjustment had no effect on operating revenues.


                                                                                   PRO FORMA
                                      ACTUAL       PRO FORMA                       YEAR ENDED
                                    YEAR ENDED    YEAR ENDED    PERCENT    ---------------------------   PERCENT
                                       1998          1997        CHANGE        1997          1996         CHANGE
                                   ------------- ------------- ----------- ------------- ------------- -------------
  Operating Revenues............... $      259    $       92       182%     $       92    $     62          48%
  Operating Expenses:
    Fuel...........................         20            21        (5%)            21          19          11%
    Operation and Maintenance......         53            50         6%             50          42          19%
    Depreciation and amortization..          4             4                         4           2         100%
                                    ----------    ----------                ----------    --------
        Total Operating Expenses...         77            75         3%             75          63          19%
                                    ----------    ----------                ----------    --------
  Operating Income (Loss).......... $      182    $       17                $       17    $     (1)
                                    ==========    ==========                ==========    ========

     1998 (Actual) Compared to 1997 (Pro Forma). International had operating income of $182 million compared to pro forma operating income of $17 million in 1997. The increase in operating income is primarily due to a $138 million pretax gain on the sale of Reliant Energy International's 63% interest in an Argentine electric distribution company. Equity earnings from Reliant Energy International's 1998 acquisitions of equity interests in utility systems in El Salvador and Colombia also contributed to the increase in operating income.

     1997 Compared to 1996 (Pro Forma). Pro forma operating income for 1997 was $17 million compared to an operating loss of $1 million for 1996. 1996 includes an $8 million pre-tax non-recurring charge related to the write-off of a portion of Reliant Energy International's investment in two tire-to-energy plants. Excluding non-recurring charges, International would have had operating income in 1996 of $7 million. The remaining increase in 1997 operating income is due to increased equity earnings of $32 million partially offset by higher operation expenses resulting from increased corporate and project development costs. Equity earnings increased primarily due to investments in Brazil and Colombia. Light Servicos de Eletricidade S.A. (Light) reported enhanced results and a full year of operations in 1997 compared to only seven months in 1996. Reliant Energy International's June 1997 investment in a 28.35% indirect interest in Empresa de Energia del Pacifico S.A.E.S.P (EPSA), a Colombian electric utility also contributed to the increase in equity income.

CORPORATE

     Corporate. Corporate includes the operations of certain non-rate regulated retail services businesses, certain real estate holdings of the Company, unallocated corporate costs and inter-unit eliminations.

     Corporate had an operating loss of $44 million for 1998 compared to a pro forma operating loss of $32 million for 1997. The increased loss was primarily due to expensed development costs, increased expenses associated with information system costs and increased liabilities associated with certain compensation plans.

     In 1997, Corporate's pro forma operating loss was $32 million compared to a pro forma operating loss of $19 million in 1996. The increase in pro forma operating loss was primarily due to losses from the Company's non-regulated utility service businesses, consumer services and non-regulated retail electric services businesses.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS
                       OF THE COMPANY AND ITS SUBSIDIARIES

     Earnings for the past three years are not necessarily indicative of future earnings and results. The level of future earnings depends on numerous factors including (i) the future growth in the Company's and its subsidiaries' energy sales; (ii) weather; (iii) the success of the Company's and its subsidiaries' entry into non-rate regulated businesses such as energy marketing and international and domestic power projects; (iv) the Company's and its subsidiaries' ability to respond to rapid changes in a competitive environment and in the legislative and regulatory framework under which they have traditionally operated; (v) rates of economic growth in the Company's and its subsidiaries' service areas; (vi) the ability of the Company and its subsidiaries to control costs and to maintain pricing structures that are both attractive to customers and profitable; (vii) the outcome of future rate proceedings; (viii) the effect that foreign exchange rate changes may have on the Company's investments in international operations; and (ix) future legislative initiatives.

     In order to adapt to the increasingly competitive environment in which the Company operates, the Company continues to evaluate a wide array of potential business strategies, including business combinations or acquisitions involving other utility or non-utility businesses or properties, internal restructuring, reorganizations or dispositions of currently owned properties or currently operating business units and new products, services and customer strategies. In addition, the Company continues to engage in new business ventures, such as electric power trading and marketing, which arise from competitive and regulatory changes in the utility industry.

COMPETITION AND RESTRUCTURING OF THE ELECTRIC UTILITY INDUSTRY

     The electric utility industry is becoming increasingly competitive due to changing government regulations, technological developments and the availability of alternative energy sources.

     Long-Term Trends in Electric Utility Industry. The electric utility industry historically has been composed of vertically integrated companies providing electric service on an exclusive basis within governmentally-defined geographic areas. Prices for electric service have typically been set by governmental authorities under principles designed to provide the utility with an opportunity to recover its cost of providing electric service plus a reasonable return on its invested capital. Federal legislation and regulation as well as legislative and regulatory initiatives in various states have encouraged competition among electric utility and non-utility owned power generators. These developments, combined with increased demand for lower-priced electricity and technological advances in electric generation, have continued to move the electric utility industry in the direction of more competition.

     Based on a strategic review of the Company's business and of ongoing developments in the electric utility and related industries regarding competition, regulation and consolidation, the Company's management believes that the electric utility industry will continue its path toward competition, albeit on a state-by-state basis. The Company's management also believes the business of electricity and natural gas are converging and consolidating and these trends will alter the structure and business practices of companies serving these markets in the future.

     Competition in Wholesale Market. The Federal Energy Policy Act of 1992, the Public Utility Regulatory Act of 1995 (now the Texas Utilities Code) and regulations promulgated by the Federal Energy Regulatory Commission (FERC) contain provisions intended to facilitate the development of a wholesale energy market. Although Reliant Energy HL&P's wholesale sales traditionally have accounted for less than 1% of its total revenues, the expansion of competition in the wholesale electric market is significant in that it has increased the range of non-utility competitors, such as exempt wholesale generators (EWGs) and power marketers, in the Texas electric market as well as resulted in fundamental changes in the operation of the state transmission grid.

     In February 1996, the Texas Utility Commission adopted rules granting third-party users of transmission systems open access to such systems at rates, terms and conditions comparable to those available to utilities owning such transmission assets. Under the Texas Utility Commission order implementing the rule, Reliant Energy HL&P was required to separate, on an operational basis, its wholesale power marketing operations from the operations of the transmission grid and, for purposes of transmission pricing, to disclose each of its separate costs of generation, transmission and distribution.

     Within ERCOT, an independent system operator (ISO) manages the state's electric grid, ensuring system reliability and providing non-discriminatory transmission access to all power producers and traders. The ERCOT ISO, the first in the nation, is a key component for implementing the Texas Utility Commission's overall strategy to create a competitive wholesale market. ERCOT formed an ad hoc committee in early 1998 to investigate the potential impacts of a competitive retail market on the ISO. The ERCOT committee report was released in December 1998 and concluded that the ISO's role and function would necessarily expand in a competitive retail environment, but the changes required of the ISO to support retail choice should not impede introduction of retail choice.

     Competition in Retail Market. The Company estimates that, since 1978, cogeneration projects representing approximately one-third of current total peak generating capability have been built in the Houston area and that, as a result, Reliant Energy HL&P has seen a reduction of approximately 2,500 MW in customer load to self-generation. Reliant Energy HL&P has utilized flexible pricing to respond to situations where large industrial customers have an alternative to buying power from it, primarily by constructing their own generating facilities. Under a tariff option approved by the Texas Utility Commission in 1995, Reliant Energy HL&P was permitted to implement contracts based upon flexible pricing for up to 700 MW. Currently, this rate is fully subscribed.

     Texas law currently does not permit retail sales by unregulated entities such as cogenerators. The Company anticipates that cogenerators and other interests will continue to exert pressure to obtain access to the electric transmission and distribution systems of regulated utilities for the purpose of making retail sales to customers of regulated utilities.

     Legislative Proposals. A number of proposals to restructure the electric utility industry have been introduced in the 1999 session of the Texas legislature. If adopted, legislation may permit and encourage alternative suppliers to compete to serve Reliant Energy HL&P's current rate-regulated retail customers. The various legislative proposals include provisions governing recovery of stranded costs and permitting securitization of those costs; freezing rates until 2002; requiring firm sales of energy to competing retail electric providers; requiring disaggregation of generation, transmission and distribution, and retail sales into separate companies and limiting the ability of existing utilities' affiliates competing for retail electric customers on the basis of price until they have lost a substantial percentage of their residential and small commercial load to alternative retail providers. In addition to the Texas legislative proposals, a number of federal legislative proposals to promote retail electric competition or restructure the U.S. electric utility industry have been introduced during the current congressional session.

     At this time, the Company is unable to make any prediction as to whether any legislation to restructure electric operations or provide retail competition will be enacted or as to the content or impact on the Company of any legislation which may be enacted. However, because the proposed legislation is intended to fundamentally restructure electric utility operations, it is likely that enacted legislation would have a material impact on the Company.

     Stranded Costs. As the U.S. electric utility industry continues its transition to a more competitive environment, a substantial amount of fixed costs previously approved for recovery under traditional utility regulatory practices (including regulatory assets and liabilities) may become "stranded," i.e., unrecoverable at competitive market prices. The issue of stranded costs could be particularly significant with respect to fixed costs incurred in connection with the past construction of generation plants, such as nuclear power plants, which, because of their high fixed costs, would not command the same price for their output as they have in a regulated environment.

     In January 1997, the Texas Utility Commission delivered a report to the Texas legislature on stranded investments in the electric utility industry in Texas (referred to by the Texas Utility Commission as "Excess Cost Over Market")
(ECOM). In April 1998, the Texas Utility Commission submitted to the Texas Senate Interim Committee on Electric Utility Restructuring an updated study of ECOM estimates. Assuming that retail competition is adopted at the beginning of 2002, the updated study estimated that the total amount of stranded costs for all Texas electric utilities could be $4.5 billion. If instead, retail competition is adopted one year later, the study estimates statewide ECOM to be $3.3 billion. Estimates of ECOM vary widely and there is inherent uncertainty in calculating these costs.

     Transition Plan. In June 1998, the Texas Utility Commission approved the Transition Plan filed by Reliant Energy HL&P in December 1997. The Transition Plan included base rate credits to residential and certain commercial customers in 1998 and 1999, an overall rate of return cap formula for 1998 and 1999 and approval of accounting procedures designed to accelerate recovery of stranded costs which may arise under restructuring legislation. The Transition Plan permits the redirection of depreciation expense to generation assets that Electric Operations otherwise would apply to transmission, distribution and general plant assets. In addition, the Transition Plan provides that all earnings above a 9.844% overall annual rate of return on invested capital be used to recover Electric Operations' investment in generation assets. In
1998, Reliant Energy HL&P recorded an additional $194 million in depreciation under the Transition Plan. Certain parties have appealed the order approving the Transition Plan. For additional information, see Notes 1(f) and 3(b) to the Company's Consolidated Financial Statements.

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

     The Interstate Pipeline segment competes with other interstate and intrastate pipelines in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. Interstate Pipeline competes indirectly with other forms of energy available to its customers, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas served by Interstate Pipeline and the level of competition for transport and storage services.

     Reliant Energy Services competes for sales in its gas and power trading and marketing business with other natural gas and power merchants, producers and pipelines based on its ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. Reliant Energy Services also competes against other energy marketers on the basis of its relative financial position and access to credit sources. This competitive factor reflects the tendency of energy customers, natural gas suppliers and natural gas transporters to seek financial guarantees and other assurances that their energy contracts will be satisfied. As pricing information becomes increasingly available in the energy trading and marketing business and as deregulation in the electricity markets continues to accelerate, the Company anticipates that Reliant Energy Services will experience greater competition and downward pressure on per-unit profit margins in the energy marketing industry.

     Competition for acquisition of international and domestic non-rate regulated power projects is intense. International and Power Generation compete against a number of other participants in the non-utility power generation industry, some of which have greater financial resources and have been engaged in non-utility power projects for periods longer than the Company and have accumulated greater portfolios of projects. Competitive factors relevant to the non-utility power industry include financial resources, access to non-recourse funding and regulatory factors.

FLUCTUATIONS IN COMMODITY PRICES AND DERIVATIVE INSTRUMENTS

     For information regarding the Company's exposure to risk as a result of fluctuations in commodity prices and derivative instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Report.

ACCOUNTING TREATMENT OF ACES

     The Company accounts for its investment in Time Warner Convertible Preferred Stock (TW Preferred) under the cost method. As a result of the Company's issuance of the ACES, a portion of the increase in the market value above $27.7922 per share of Time Warner common stock (the security into which the TW Preferred is convertible) (TW

Common) results in unrealized accounting losses to the Company, pending the conversion of the Company's TW Preferred into TW Common. For consistency purposes, the TW Common and related per share prices retroactively reflect a 2 for 1 stock split effective December 15, 1998.

     Prior to the conversion of the TW Preferred into TW Common, when the market price of TW Common increases above $27.7922, the Company records in Other Income (Expense) an unrealized, non-cash accounting loss for the ACES equal to the aggregate amount of such increase as applicable to all ACES multiplied by
0.8264. In accordance with generally accepted accounting principles, this accounting loss (which reflects the unrealized increase in the Company's indebtedness with respect to the ACES) may not be offset by accounting recognition of the increase in the market value of the TW Common that underlies the TW Preferred. Upon conversion of the TW Preferred (which is anticipated to occur in June 1999 when the preferential dividend on the TW Preferred expires), the Company will begin recording future unrealized net changes in the market prices of the TW Common and the ACES as a component of common stock equity and other comprehensive income.

     As of December 31, 1998, the market price of TW Common was $62.062 per share. Accordingly, the Company recognized an increase of $1.2 billion in 1998 in the unrealized liability relating to its ACES indebtedness (which resulted in an after-tax earnings reduction of $764 million or $2.69 basic earnings per share in 1998). The Company believes that the cumulative unrealized loss for the ACES of approximately $1.3 billion is more than economically offset by the approximately $1.8 billion unrecorded unrealized gain at December 31, 1998 relating to the increase in the fair value of the TW Common underlying the investment in TW Preferred since the date of its acquisition. Any gain related to the increase in fair value of TW Common would be recognized as a component of net income upon the sale of the TW Preferred or the shares of TW Common into which such TW Preferred is converted. As of March 11, 1999, the price of TW Common was $70.75 per share, which would have resulted in the Company recognizing an additional increase of $329 million in the unrealized liability represented by its indebtedness under the ACES. The related unrecorded unrealized gain as of March 11, 1999 would have been computed as an additional $398 million.

     Excluding the unrealized, non-cash accounting loss for ACES, the Company's retained earnings and total common stock equity would have been $2.3 billion and $5.2 billion, respectively.

IMPACT OF THE YEAR 2000 ISSUE AND OTHER SYSTEM IMPLEMENTATION ISSUES

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

     Compliance Program. In 1997, the Company initiated a corporate-wide Year 2000 project to address mainframe application systems, information technology
(IT) related equipment, system software, client-developed applications, building controls and non-IT embedded systems such as process controls for energy production and delivery. Incorporated into this project were Resources' and other Company subsidiaries' mainframe applications, infrastructures, embedded systems and client-developed applications that will not be migrated into existing or planned Company or Resources systems prior to the year 2000. The evaluation of Year 2000 issues included those related to significant customers, key vendors, service suppliers and other parties material to the Company's and its subsidiaries' operations. In the course of this evaluation, the Company has sought written assurances from such third parties as to their state of Year 2000 readiness.

     State of Readiness. Work has been prioritized in accordance with business risk. The highest priority has been assigned to activities that would disrupt the physical delivery of energy (Priority 1); activities that would impact back office activities such as billing (Priority 2); activities that would cause inconvenience or productivity loss in normal business operations (e.g. air conditioning systems and elevators) (Priority 3). All business units have completed an analysis of critical systems and equipment that control the production and delivery of energy, as well as corporate, departmental and personnel systems and equipment. The remediation and replacement work on the majority of IT systems, non-IT systems and infrastructure began in the first quarter of 1998 and is expected to be completed by the second quarter of 1999. Testing of these systems began in the second quarter of 1998 and is scheduled to be completed in third quarter of 1999. The following table illustrates the Company's completion percentages for the Year 2000 activities as of February 28, 1999:

                                                           PRIORITY 1            PRIORITY 2            PRIORITY 3
                                                          --------------        --------------       ---------------
Assessment..............................................       95%                   86%                  96%
Conversion..............................................       86%                   70%                  91%
Testing.................................................       80%                   61%                  87%
Implementation..........................................       76%                   54%                  75%

     Costs to Address Year 2000 Compliance Issues. Based on current internal studies, as well as recently solicited bids from various computer software vendors, the Company estimates that the total direct cost of resolving the Year 2000 issue with respect to the Company and its subsidiaries will be between $35 and $40 million. This estimate includes approximately $7 million related to salaries and expenses of existing employees and approximately $3 million in hardware purchases that the Company expects to capitalize. In addition, the $35 to $40 million estimate includes approximately $2 million spent prior to 1998 and approximately $12 million during 1998. The remaining costs related to resolving the Year 2000 issue are expected to be expended in 1999.
The Company expects to fund these expenditures through internal sources.

     In September 1997, the Company entered into an agreement with SAP America, Inc. (SAP) to license SAP proprietary R/3 enterprise software. The licensed software includes customer care, finance and accounting, human resources, materials management and service delivery components. The Company's purchase of this software license and related computer hardware is part of its response to changes in the electric utility and energy services industries, as well as changes in the Company's businesses and operations resulting from the acquisition of Resources and the Company's expansion into the energy trading and marketing business. Although it is anticipated that the implementation of the SAP system will have the incidental effect of negating the need to modify many of the Company's computer systems to accommodate the Year 2000 problem, the Company does not deem the costs of the SAP system as directly related to its Year 2000 compliance program. Portions of the SAP system were implemented in December 1998 and March 1999, and it is expected that the final portion of the SAP system will be fully implemented by July 2000. The estimated costs of implementing the SAP system is approximately $182 million, inclusive of internal costs. In 1998, the Company and its subsidiaries spent $108 million of such costs. In 1999, the Company and its subsidiaries expect to spend $59 million with the remaining amounts to be spent in 2000.

     The estimated Year 2000 project costs do not give effect to any future corporate acquisitions or divestitures made by the Company or its subsidiaries.

     Risks and Contingency Plans. The major systems which pose the greatest Year 2000 risks for the Company and its subsidiaries if implementation of the Year 2000 compliance program is not successful are the process control systems for energy delivery systems; the time in use, demand and recorder metering system for commercial and industrial customers; the outage analysis system; and the power billing systems. The potential problems related to these systems are temporary electric service interruptions to customers, temporary interruptions in revenue data gathering and temporary poor customer relations resulting from delayed billing. Although the Company does not believe that this scenario will occur, the Company has considerable experience responding to emergency situations, including computer failure. Existing emergency operations, disaster recovery and business continuation plans are being enhanced to ensure preparedness and to mitigate the long-term effect of such a scenario.

     The North American Electric Reliability Council (NERC) is coordinating electric utility industry contingency planning on a national level. Additional contingency planning is being done at the regional electric reliability council level. Reliant Energy HL&P filed a draft Year 2000 Contingency Plan with NERC and with the Texas Utility Commission in December 1998. The draft plan addresses restoration of electric service and related business processes, and is designed to work in conjunction with the Emergency Operating Plan and with the plans of NERC and ERCOT.

A final contingency plan is scheduled to be complete by June 30, 1999. In addition, Reliant Energy HL&P will participate in industry preparedness drills, such as the two NERC drills scheduled to be held on April 9, 1999 and September 9, 1999.

     The existing business continuity disaster recovery and emergency operations plans are being reviewed and enhanced, and where necessary, additional plans will be developed to include mitigation strategies and action plans specifically addressing potential Year 2000 scenarios. The expected completion date for these plans is June 30, 1999.

     In order to assist in preparing for and mitigating the foregoing scenarios, the Company intends to complete all mission critical Year 2000 remediation and testing activity by the end of the second quarter of 1999. In addition, the Company has initiated Year 2000 communications with significant customers, key vendors, service suppliers and other parties material to the Company's operations and is diligently monitoring the progress of such third parties' Year 2000 projects. The Company expects to meet with mission-critical third parties, including suppliers, in order to ascertain and assess the relative risks of Year-2000-related issues, and to mitigate such risks. Notwithstanding the foregoing, the Company cautions that (i) the nature of testing is such that it cannot comprehensively address all future combinations of dates and events and
(ii) it is impossible for the Company to assess with precision or certainty the compliance of third parties with Year 2000 remediation efforts. Due to the speculative and uncertain nature of contingency planning, there can be no assurance that such plans actually will be sufficient to reduce the risk of material impacts on the Company's and its subsidiaries' operations.

RISKS OF INTERNATIONAL OPERATIONS

     The Company's international operations are subject to various risks incidental to investing or operating in emerging market countries. These risks include political risks, such as governmental instability, and economic risks, such as fluctuations in currency exchange rates, restrictions on the repatriation of foreign earnings and/or restrictions on the conversion of local currency earnings into U.S. dollars. The Company's international operations are also highly capital intensive and, thus, dependent to a significant extent on the continued availability of bank financing and other sources of capital on commercially acceptable terms.

     Impact of Currency Fluctuations on Company Earnings. The Company, through Reliant Energy International's subsidiaries, owns 11.69% of the stock of Light and, through its investment in Light, an 8.753% interest in the stock of Metropolitana Electricidade de Sao Paulo S.A. (Metropolitana). The Company accounts for its investment in Light under the equity method of accounting and records its proportionate share, based on stock ownership, in the net income of Light and its affiliates (including Metropolitana) as part of the Company's consolidated net income.

     At December 31, 1998, Light and Metropolitana had total borrowings of approximately $3.2 billion denominated in non-local currencies. Because of the devaluation of the Brazilian real subsequent to December 31, 1998, Light and Metropolitana are expected to record a charge to March 31, 1999 earnings that reflects the increase in the liability represented by their non-local currency denominated bank borrowings relative to the Brazilian real. Because the Company uses the Brazilian real as the functional currency in which it reports Light's equity earnings, the resulting decrease in Light's earnings will also be reflected in the Company's consolidated earnings to the extent of the Company's 11.69% ownership interest in Light. At December 31, 1998, one U. S. dollar could be exchanged for 1.21 Brazilian reais. Using the exchange rate of 2.06 Brazilian reais in effect at the end of February, and the average exchange rate in effect since the end of the year, the Company estimates that its share of the after-tax charge to be recorded by Light would be approximately $125 million. This estimate does not reflect the possibility of additional fluctuations in the exchange rate and does not include other non-debt-related impacts of Brazil's currency devaluation on Light's and Metropolitana's future earnings.

     None of Light's or Metropolitana's tariff adjustment mechanisms are directly indexed to the U.S. dollar or other non-local currencies. Each company currently is evaluating various options including regulatory rate relief to mitigate the impact of the devaluation of the Brazilian real. For example, the long-term concession contracts under which Light and Metropolitana operate contain mechanisms for adjusting electricity tariffs to reflect changes in operating costs resulting from inflation. If the devaluation of the Brazilian real results in an increase in the local rate of inflation and if an adjustment to tariff rates is made promptly to reflect such increase, the Company believes that the financial results of Light and Metropolitana should be protected, at least in part, from the effects of devaluation. However, there can be no assurance the implementation of such tariff adjustments will be timely or that the economic impact of the devaluation will be completely reflected in increased inflation rates.

     Certain of Reliant Energy International's other foreign electric distribution companies have incurred U.S. dollar and other non-local currency indebtedness (approximately $71 million at December 31, 1998). For further analysis of foreign currency fluctuations in the Company's earnings and cash flows, see "Quantitative and Qualitative Disclosures About Market Risk -- Foreign Currency Exchange Rate Risk" in Item 7A of this Form 10-K.

     Impact of Foreign Currency Devaluation on Project Capital Resources. In the first quarter of 1999, approximately $117 million of Metropolitana's U.S. dollar denominated debt will mature. In the second quarter of 1999, approximately $980 million of Light's and approximately $696 million of Metropolitana's U.S. and non-local currency denominated bank debt will mature. In March 1999, Light refinanced approximately $130 million of its U.S. dollar denominated debt through a local - currency denominated loan. The ability of Light and Metropolitana to repay or refinance their debt obligations at maturity is dependent on many factors, including local and international economic conditions prevailing at the time such debt matures.

     If economic conditions in the international markets continue to be unsettled or deteriorate, it is possible that Light, Metropolitana and the other foreign electric distribution companies in which the Company holds investments might encounter difficulties in refinancing their debt (both local currency and non-local currency borrowings) on terms and conditions that are commercially acceptable to them and their shareholders. In such circumstances, in lieu of declaring a default or extending the maturity, it is possible that lenders might seek to require, among other things, higher borrowing rates, and additional equity contributions and/or increased levels of credit support from the shareholders of such entities. The availability or terms of refinancing such debt cannot be assured.

     Currency fluctuation and instability affecting Latin America may also adversely affect Reliant Energy International's ability to refinance its equity investments with debt. In 1998, Reliant Energy International invested $411 million in Colombia and El Salvador. As of January 1999, $100 million of these investments were refinanced with debt. Reliant Energy International intends to refinance approximately $75 million more of such initial investments with debt.

ENVIRONMENTAL EXPENDITURES

     The Company and its subsidiaries, including Resources, are subject to numerous environmental laws and regulations, which require them to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

     Clean Air Act Expenditures. The Company expects the majority of capital expenditures associated with environmental matters to be incurred by Electric Operations in connection with new emission limitations under the Federal Clean Air Act (Clean Air Act) for oxides of nitrogen (NOx). The standards applicable to Electric Operations' generating units in the Houston, Texas area will become effective in November 1999. NOx reduction costs incurred by Electric Operations totaled approximately $7 million in 1998. The Company estimates that Electric Operations will incur approximately $8 million in 1999 and $10 million in 2000 for such expenditures. The Texas Natural Resources Conservation Commission (TNRCC) has indicated that additional NOx reduction will be required after 2000; however, since the magnitude and timing of these reductions have not yet been established, it is impossible for the Company to estimate a reasonable range of such expenditures at this time.

     In 1998, the Wholesale Energy spent approximately $100,000 in order to comply with NOx reduction with respect to Southern California generating facilities acquired by Power Generation from Southern California Edison (SCE) in 1998. In 1999, based on existing requirements, the Company projects that it will spend an additional $100,000 on NOx reduction standards with respect to such plants and approximately $1 million on continuous emission monitoring system upgrades for such plants.

     Site Remediation Expenditures. From time to time the Company and its subsidiaries have received notices from regulatory authorities or others regarding their status as potentially responsible parties in connection with sites found to require remediation due to the presence of environmental contaminants.

     The Company's identified sites with respect to which it may be claimed to have a remediation liability include several sites for which there is a lack of current available information, including the nature and magnitude of contamination, and the extent, if any, to which the Company may be held responsible for contributing to any costs incurred for remediating these sites. Thus, no reasonable estimate of cleanup costs can now be made for these sites. Based on currently available information, the Company believes that such costs ultimately will not materially affect its financial position, results of operations or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to such estimates. For information about specific sites that are the subject of remediation claims, see Note 12(h) to the Company's Consolidated Financial Statements and Note 8(g) to Resources' Consolidated Financial Statements, each of which is incorporated herein by reference.

     Mercury Contamination. Like other natural gas pipelines, Resources' pipeline operations have in the past employed elemental mercury in meters used on its pipelines. Although the mercury has now been removed from the meters, it is possible that small amounts of mercury have been spilled at some of those sites in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area around the meters with elemental mercury. Such contamination has been found by Resources at some sites in the past, and Resources has conducted remediation at sites found to be contaminated. Although Resources is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on experience of Resources and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, the Company and Resources believe that the cost of any remediation of such sites will not be material to the Company's or Resources' financial position, results of operations or cash flows.

     Other. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue its practice of vigorously contesting claims which it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

OTHER CONTINGENCIES

     For a description of certain other legal and regulatory proceedings affecting the Company and its subsidiaries, see Notes 3, 4, 5 and 12 to the Company's Consolidated Financial Statements and Note 8 to Resources' Consolidated Financial Statements, which notes are incorporated herein by reference.

                         LIQUIDITY AND CAPITAL RESOURCES

COMPANY CONSOLIDATED CAPITAL REQUIREMENTS

     The liquidity and capital requirements of the Company and its subsidiaries are affected primarily by capital programs and debt service requirements. The capital requirements for 1998 were, and as estimated for 1999 through 2003 are, as follows (in millions):

                                           -------------------------------------------------------------------------
                                              1998        1999        2000         2001        2002        2003
                                           ----------- ----------- ------------ ----------- ----------- ------------
  Electric capital and nuclear fuel
     (excluding allowance for funds used
     during construction) (AFUDC)..........  $   429    $    490    $    432     $    379    $    370    $    370
  Natural Gas Distribution(3)..............      162         185         173          172         168         169
  Interstate Pipeline(3)...................       59          30          28           17          17          17
  Wholesale Energy (excluding capitalized
     interest)(2)..........................      364         154         156           25          12          10
  International (excluding capitalized
     interest)(2) .........................      427           3           2            3
  Corporate................................       30          64          42           53          55          54
  Maturities of long-term debt, preferred
     stock and minimum capital lease
     payments(3)...........................      240         402       2,758          438       1,895         199
                                             -------    --------    --------     --------    --------    --------
       Total(1)............................  $ 1,711    $  1,328    $  3,591     $  1,087    $  2,517    $    819
                                             =======    ========    ========     ========    ========    ========

----------
(1) Expenditures in the table do not reflect expenditures associated with the Year 2000 issue. For a discussion of these expenditures, see "--Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Impact of the Year 2000 Issue and Other System Implementation Issues."

(2) Expenditures in the table reflect only expenditures made or to be made under existing contractual commitments entered into by International and Wholesale Energy. The Company expects that Reliant Energy International and Power Generation will continue to participate as bidders in future acquisitions of independent power projects, privatizations of generation and distribution facilities and sales of generating assets. International and Wholesale Energy capital requirements are expected to be met through advances from the Company, the proceeds of project financings and the proceeds of borrowings at the Company's finance subsidiaries. Additional capital expenditures are dependent upon the nature and extent of future project commitments (some of which may be substantial).

(3) All of the capital requirements for Natural Gas Distribution and Interstate Pipelines represent requirements at Resources. Wholesale Energy requirements allocable to Resources for the respective periods shown are $21 million, $45 million, $23 million, $16 million, $12 million and $10 million. The components of "Maturities of long-term debt, preferred stock and minimum capital lease payments" allocable to Resources for the respective periods shown are $227 million, $207 million, $228 million, $151 million, $7 million and $7 million.

     For the year ended December 31, 1998, the Company's net cash provided by operating activities increased $315 million over the same period in 1997. The increase in net cash from operating activities is due primarily to (i) incremental cash flow provided by the business segments purchased in the Resources acquisition, (ii) increased sales at Electric Operations due to unusually hot weather during the second and third quarters of 1998 and (iii) the receipt of a refund of federal income taxes and related interest income.

     Net cash used in investing activities decreased $752 million for the year ended December 31, 1998, compared to the same period in 1997, due to the Resources acquisition. Investing activities for the year ended December 31, 1998 included (i) the acquisition and construction of non-rate regulated power generation projects, (ii) the acquisition of investments in foreign electric distribution systems and (iii) the sale of an investment in an Argentine electric distribution company.

     Net cash used in financing activities for the year ended December 31, 1998 reflected a $218 million outflow compared to an inflow of $914 million in the same period in 1997. The cash inflow in 1997 included $1 billion in proceeds from the issuance of the ACES and the proceeds from the issuance of $1.4 billion in commercial paper borrowings used to finance a portion of the cost of the Resources acquisition. The proceeds from the ACES were used to retire $1 billion of commercial paper borrowings.

     In June 1998, the Company repaid at maturity $5 million of floating-rate pollution control revenue bonds issued on its behalf. In February 1999, the Company repaid at maturity $170.5 million of medium-term notes collateralized by first mortgage bonds.

     The Company has approximately $400 million of consolidated debt maturing in 1999.

     During 1998, Resources repaid at maturity $76 million of medium-term notes and a $150 million term loan. In March 1998, Resources satisfied the $6.5 million sinking fund requirement for its 6% convertible subordinated debentures due 2012 using debentures purchased in 1996 and 1997. During 1998, Resources purchased and retired $6.7 million aggregate principal amount of its 6% convertible subordinated debentures due 2012 at an average purchase price of 97.3% of the aggregate principal amount plus accrued interest. During 1999, Resources purchased and retired $5.8 million aggregate principal amount of its 6% convertible subordinated debentures due 2012 at an average purchase price of 98.4% of the aggregate principal amount plus accrued interest. The debentures purchased in 1998 and 1999 are expected to be used to satisfy the March 1999, March 2000 and March 2001 sinking fund requirements. Resources has $200 million of debt maturing in July 1999.

     During 1998, a subsidiary of Reliant Energy International retired $13.1 million of its debt under a loan facility established in connection with the financing of the acquisition costs of Light. Approximately $22.3 million of debt under this loan facility is scheduled to be retired in 1999.

COMPANY CONSOLIDATED SOURCES OF CAPITAL RESOURCES AND LIQUIDITY

     At December 31, 1998, FinanceCo, a limited partnership subsidiary of the Company, had a $1.6 billion revolving credit facility (FinanceCo Facility) terminating in 2002. At December 31, 1998, the FinanceCo Facility supported $1.4 billion in commercial paper borrowings having a weighted average interest rate of 5.88%. For additional information regarding the FinanceCo Facility, see Note 8(c) to the Company's Consolidated Financial Statements.

     At December 31, 1998, the Company, exclusive of Resources and other subsidiaries, had a revolving credit facility of $200 million which could be used to support the Company's issuance of up to $200 million of commercial paper. At December 31, 1998, the Company had no loans outstanding under the facility and no commercial paper borrowings.

     In March 1998, Resources replaced its $400 million revolving credit facility with a five-year $350 million revolving credit facility (Resources Credit Facility), which could be used to support Resources' issuance of up to $350 million of commercial paper. At December 31, 1998, Resources had no loans outstanding under the unsecured facility and no commercial paper borrowings. The Company expects to amend the Resources Credit Facility in March 1999 to include a $65 million sub-facility under which letters of credit may be obtained. Resources previously obtained letters of credit under a $65 million committed facility which was terminated in December 1998. Subsequent to the termination and prior to the amendment to the Credit Facility, Resources obtained letters of credit under an uncommitted line.

     At December 31, 1998, Resources had a trade receivables facility of $300 million under which receivables of $300 million had been sold. For additional information regarding Resources' Credit Facilities, see Note 8(g) to the Company's Consolidated Financial Statements.

     In March 1998, a limited partnership special purpose subsidiary of the Company (FinanceCo II) executed a $150 million credit agreement with a bank (FinanceCo II Facility). Proceeds from $150 million of borrowings under the FinanceCo II Facility were used to fund a portion of Wholesale Energy's April 1998 purchase of four electric generation plants. Borrowings under the FinanceCo II Facility were repaid at maturity in March 1999 with commercial paper issued at FinanceCo. For additional information regarding the FinanceCo II Facility, see Note 8(c) to the Company's Consolidated Financial Statements.

     In January 1998, 5.25% ($29.7 million) and 5.15% ($75 million) pollution control revenue refunding bonds were issued on behalf of the Company by the Matagorda County Navigation District Number One (MCND). Proceeds from the issuance were used in February 1998 to redeem, at 102% of the $104.7 million aggregate principal amount, pollution control revenue bonds.

     In February 1998, Resources issued $300 million of 6 1/2 % debentures due February 1, 2008. The proceeds from the sale of the debentures were used to repay short-term indebtedness of Resources, including the short-term indebtedness incurred in connection with the purchase in 1997 of $101.4 million of its 10% debentures and the repayment of $53 million of Resources debt that matured in December 1997 and January 1998.

     In February 1998, 5 1/8% pollution control revenue refunding bonds aggregating $290 million were issued on behalf of the Company by the Brazos River Authority (BRA). Proceeds from the issuance were used in May 1998 to redeem, at 102% of the $290 million aggregate principal amount, pollution control revenue bonds.

     In September 1998, 4.90% pollution control revenue refunding bonds aggregating $68.7 million were issued on behalf of the Company by the BRA. Proceeds from the issuance were used in October 1998 to redeem, at 102% of the $68.7 million aggregate principal amount, pollution control revenue bonds.

     In November 1998, the Company effected a change in the method of interest rate determination on the MCND Series 1997 pollution control revenue refunding bonds due November 2028 ($68 million aggregate principal amount outstanding) and the BRA Series 1997 pollution control revenue refunding bonds due November 2018 ($50 million aggregate principal amount outstanding). The method by which interest on the bonds is determined changed from a floating rate mode to a long-term fixed rate mode. The interest rate on the MCND Series 1997 bonds and the BRA Series 1997 bonds until their maturity is 5 1/8% and 5.05%, respectively.

     In November 1998, Resources sold $500 million of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). The net proceeds from the offering were used for general corporate purposes, including the repayment of (i) $178.5 million of Resources' outstanding commercial paper and (ii) a $150 million term loan of Resources that matured on November 13, 1998. For additional information regarding the TERM Notes offering, see Note 8 (h) to the Company's Consolidated Financial Statements and Note 4(b) to Resources' Consolidated Financial Statements.

     In December 1997, Sempra Energy Resources and Power Generation formed El Dorado Energy, a joint venture formed to build, own and operate a 492MW natural gas power plant in Boulder City, Nevada. Power Generation invested $25 million and $2 million in El Dorado in 1998 and 1997, respectively. Total cost for the project is estimated to be $263 million. In October 1998, El Dorado Energy obtained a 15 year, $158 million non-recourse loan to finance the project.
The loan represents approximately 60% of the estimated total project cost.

     In February 1999, a Delaware statutory business trust (REI Trust I) established by the Company issued $375 million of preferred securities. The preferred securities have a distribution rate of 7.20% payable quarterly in arrears, a stated liquidation amount of $25 per preferred security and must be redeemed by March 2048. REI Trust I sold the preferred securities to the public and used the proceeds to purchase $375 million aggregate principal amount of subordinated debentures (REI Debentures) from the Company having an interest rate corresponding to the distribution rate of the preferred securities and a maturity date corresponding to the mandatory redemption date of the preferred securities. Proceeds from the sale of the REI Debentures were used by the Company for general corporate purposes, including the repayment of short-term debt. For further discussion, see Note 16(b) to the Company's Consolidated Financial Statements.

     At December 31, 1998, the Company had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of its preferred stock and $580 million aggregate principal amount of its debt securities. In the first quarter of 1999, the Company registered $500 million of trust preferred securities and junior subordinated debt securities, of which $125 million remains available for issuance. The issuance of all securities registered by the Company and its affiliates is subject to market and other conditions.

     The Company owns 11 million shares of non-publicly traded TW Preferred. The TW Preferred, which is entitled to cumulative annual dividends of $3.75 per share until July 6, 1999, and is currently convertible at the option of the Company into 45.8 million shares of Time Warner common stock. The Company's ability to transfer, sell or pledge the shares of TW Preferred is not restricted pursuant to the terms of the ACES. The Company reviews its investment in Time Warner on a regular basis and does not expect to maintain its investment in Time Warner indefinitely. For additional information regarding the Company's investment in Time Warner securities, see Notes 1(n) and (e) to the Company's Consolidated Financial Statements.

     For information regarding the potential impact of foreign currency devaluation on the Company's future liquidity needs, see "--Certain Factors Affecting Future Earnings of the Company's and its Subsidiaries -- Risks of International Operations."

     The Company and its subsidiaries participate from time to time in competitive bids for generating and distribution assets through its Wholesale Energy and International segments. Although the Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the existing operational needs of its businesses, the Company may, when it deems necessary, or when it acquires and operates new businesses and assets, supplement its available cash resources by seeking funds in the equity or debt markets.

                              NEW ACCOUNTING ISSUES

     In 1998, the Company and Resources adopted SFAS No. 130, "Reporting Comprehensive Income" (SFAS No. 130), SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131) and SFAS No. 132, "Employers Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). For further discussion of these accounting statements, see Note 15 to the Company's Consolidated Financial Statements and Note 9 to Resources' Consolidated Financial Statements.

     In 2000, the Company and Resources expect to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company is in the process of determining the effect of adoption of SFAS No. 133 on its consolidated financial statements.

     In December 1998, The Emerging Issues Task Force of the Financial Accounting Standards Board reached consensus on Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 98-10). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. EITF Issue 98-10 is effective for fiscal years beginning after December 15, 1998. The Company expects to adopt EITF Issue 98-10 in the first quarter of 1999. The Company does not expect the implementation of EITF Issue 98-10 to be material to its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

     The Company and its subsidiaries have long-term debt, Company/ Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company/Resources (Trust Securities), securities held in the Company's nuclear decommissioning trust, bank facilities, certain lease obligations and interest rate swaps which subject the Company, Resources and certain of their subsidiaries to the risk of loss associated with movements in market interest rates.

     At December 31, 1998, the Company and certain of its subsidiaries had issued fixed-rate long-term debt (excluding ACES) and Trust Securities aggregating $5.0 billion in principal amount and having a fair value of $5.2 billion. These instruments are fixed-rate and, therefore, do not expose the Company and its subsidiaries to the risk of earnings loss due to changes in market interest rates (see Notes 8 and 9 to the Company's Consolidated Financial Statements). However, the fair value of these instruments would increase by approximately $260.6 million if interest rates were to decline by 10% from their levels at December 31, 1998. In general, such an increase in fair value would impact earnings and cash flows only if the Company and its subsidiaries were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     The Company and certain of its subsidiaries' floating-rate obligations aggregated $1.8 billion at December 31, 1998 (see Note 8 to the Company's Consolidated Financial Statements), inclusive of (i) amounts borrowed under short-term and long-term credit facilities of the Company and its subsidiaries (including the issuance of commercial paper supported by such facilities), (ii) borrowings underlying Resources' receivables facility and (iii) amounts subject to a master leasing agreement of Resources under which lease payments vary depending on short-term interest rates. These floating-rate obligations expose the Company, Resources and their subsidiaries to the risk of increased interest and lease expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 1998 levels, the Company's consolidated interest expense and expense under operating leases would increase by a total of approximately $0.9 million each month in which such increase continued.

     As discussed in Notes 1(o), 4(c) and 13 to the Company's Consolidated Financial Statements, the Company contributes $14.8 million per year to a trust established to fund the Company's share of the decommissioning costs for the South Texas Project. The securities held by the trust for decommissioning costs had an estimated fair value of $119.1 million as of December 31, 1998, of which approximately 44% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 1998, the decrease in fair value of the fixed-rate debt securities would not be material to the Company. In addition, the risk of an economic loss is mitigated at this time as a result of the Company's regulated status. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability because the Company believes that its future contributions which are currently recovered through the rate-making process will be adjusted for these gains and losses.

     Certain subsidiaries of the Company have entered into interest rate swaps for the purpose of decreasing the amount of debt subject to interest rate fluctuations. At December 31, 1998, these interest rate swaps had an aggregate notional amount of $75.4 million, which the Company could terminate at a cost of $3.2 million (see Notes 2 and 13 to the Company's Consolidated Financial Statements). An increase of 10% in the December 31, 1998 level of interest rates would not increase the cost of termination of the swaps by a material amount to the Company. Swap termination costs would impact the Company's and its subsidiaries' earnings and cash flows only if all or a portion of the swap instruments were terminated prior to their expiration.

     As discussed in Note 8(h) to the Company's Consolidated Financial Statements, Resources sold $500 million aggregate principal amount of its 6 3/8% TERM Notes which included an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate in 2003 is below 5.66%. At December 31, 1998, the Company could terminate the option at a cost of $30.7 million. A decrease of 10% in the December 31, 1998 level of interest rates would not increase the cost of termination of the option by a material amount to the Company.

     The change in exposure to loss in earnings and cash flows related to interest rate risk from December 31, 1997 to December 31, 1998 is not material to the Company.

EQUITY MARKET RISK

     The Company holds an investment in TW Preferred which is convertible into Time Warner common stock (TW Common) as described in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Accounting Treatment of ACES" in Item 7 of this Form 10-K. As a result, the Company is exposed to losses in the fair value of this security. For purposes of analyzing market risk in this Item 7A, the Company assumed that the TW Preferred was converted into TW Common. In addition, Resources' investment in the common stock of Itron, Inc. (Itron) exposes the Company and Resources to losses in the fair value of Itron common stock. A 10% decline in the market value per share of TW Common and Itron common stock from the December 31, 1998 levels would result in a loss in fair value of approximately $284.4 million and $1.1 million, respectively.

     The Company's and its subsidiaries' ability to realize gains and losses related to the TW Preferred and the Itron common stock is limited by the following: (i) the TW Preferred is not publicly traded and its sale is subject to certain limitations and (ii) the market for the common stock of Itron is fairly illiquid.

     The ACES expose the Company to accounting losses as the Company is required to record in Other Income (Expense) an unrealized accounting loss equal to (i) the aggregate amount of the increase in the market price of TW Common above $27.7922 as applicable to all ACES multiplied by (ii) 0.8264. Prior to the conversion of the TW Preferred into TW Common, such loss would affect earnings. After conversion, such loss would be recognized as an adjustment to common stock equity through a reduction of other comprehensive income. However, there would be an offsetting increase in common stock equity through an increase in accumulated other comprehensive income on the Company's Statements of Consolidated Retained Earnings and Comprehensive Income for the fair value increase in the investment in TW Common. For additional information on the accounting treatment of the ACES and related accounting losses recorded in 1998, see Note 1(n) to the Company's Consolidated Financial Statements. An increase of 15% in the price of the TW Common above its December 31, 1998 market value of $62.062 per share would result in the recognition of an additional unrealized accounting loss (net of tax) of approximately $229.1 million. The Company believes that this additional unrealized loss for the ACES would be more than economically hedged by the unrecorded unrealized gain relating to the increase in the fair value of the TW Common underlying the investment in TW Preferred since the date of its acquisition.

     For a discussion of the non-cash, unrealized accounting loss recorded in 1998 and 1997 related to the ACES, see "-- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Accounting Treatment of ACES" in
Item 7 of this Form 10-K.

     As discussed above under "-- Interest Rate Risk," the Company contributes to a trust established to fund the Company's share of the decommissioning costs for the South Texas Project which held debt and equity securities as of December 31, 1998. The equity securities expose the Company to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 31, 1998, the resulting loss in fair value of these securities would not be material to the Company. Currently, the risk of an economic loss is mitigated as a result of the Company's regulated status as discussed above under "--Interest Rate Risk."

FOREIGN CURRENCY EXCHANGE RATE RISK

     As further described in "Certain Factors Affecting Future Earnings of the Company and Its Subsidiaries -- Risks of International Operations" in Item 7 of this Form 10-K, the Company, through Reliant Energy International invests in certain foreign operations which to date have been primarily in South America. As of December 31, 1998, the Company's Consolidated Balance Sheets reflected $1.1 billion of foreign investments, a substantial portion of which represent investments accounted for under the equity method. These foreign investments expose the Company to risk of loss in earnings and cash flows due to the fluctuation in foreign currencies relative to the Company's consolidated reporting currency, the U.S. dollar. The Company accounts for adjustments resulting from translation of its investments with functional currencies other than the U.S. dollar as a charge or credit directly to a separate component of stockholders' equity. For further discussion of the accounting for foreign currency adjustments, see Note 1(p) in the Notes to the Company's Consolidated Financial Statements. The cumulative translation loss of $34 million, recorded as of December 31, 1998, will be realized as a loss in earnings and cash flows only upon the disposition of the related investment. The foreign currency loss in earnings and cash flows related to debt obligations held by foreign operations in currencies other than their own functional currencies was not material to the Company as of December 31, 1997.


     In addition, certain of Reliant Energy International's foreign operations have entered into obligations in currencies other than their own functional currencies which expose the Company to a loss in earnings. In such cases, as the respective investment's functional currency devalues relative to the non-local currencies, the Company will record its proportionate share of its investments' foreign currency transaction losses related to the non-local currency denominated debt. At December 31, 1998, Light and Metropolitana had borrowings of approximately $3.2 billion denominated in non-local currencies. Because of the devaluation of the Brazilian real subsequent to December 31, 1998, Light and Metropolitana are expected to record a charge to earnings for the quarter ended March 31, 1999, primarily related to foreign currency transaction losses on their non-local currency denominated debt. For further discussion and analysis of the possible effect on the Company's Consolidated Financial Statements, see "Certain Factors Affecting Future Earnings of the Company and Its Subsidiaries -- Risks of International Operations" in Item 7 of this Form 10-K.

     The company attempts to manage and mitigate this foreign risk by properly balancing the higher cost of financing with local denominated debt against the risk of devaluation of that local currency and including a measure of the risk of devaluation in all its financial plans. In addition, where possible, Reliant Energy International attempts to structure its tariffs and revenue contracts to ensure some measure of adjustment due to changes in inflation and currency exchange rates; however, there can be no assurance that such efforts will compensate for the full effect of currency devaluation, if any.

ENERGY COMMODITY PRICE RISK

     As further described in Note 2 to the Company's Consolidated Financial Statements, certain of the Company's subsidiaries utilize a variety of derivative financial instruments (Derivatives), including swaps and exchange-traded futures and options, as part of the Company's overall hedging strategies and for trading purposes. To reduce the risk from the adverse effect of market fluctuations in the price of electric power, natural gas, crude oil and refined products and related transportation, Resources and certain subsidiaries of the Company and Resources enter into futures transactions, forward contracts, swaps and options (Energy Derivatives) in order to hedge certain commodities in storage, as well as certain expected purchases, sales and transportation of energy commodities (a portion of which are firm commitments at the inception of the hedge). The Company's policies prohibit the use of leveraged financial instruments. In addition, Reliant Energy Services, a subsidiary of Resources, maintains a portfolio of Energy Derivatives to provide price risk management services and for trading purposes (Trading Derivatives).

     The Company uses value-at-risk and a sensitivity analysis method for assessing the market risk of its derivatives.

     With respect to the Energy Derivatives (other than Trading Derivatives) held by subsidiaries of the Company and Resources as of December 31, 1998, a decrease of 10% in the market prices of natural gas and electric power from year-end levels would decrease the fair value of these instruments by approximately $3 million. As of December 31, 1997, a decrease of 10% in the prices of natural gas would have resulted in a loss of $7 million in fair values of the Energy Derivatives (other than for trading purposes).

     The above analysis of the Energy Derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on the Company's and its subsidiaries' physical purchases and sales of natural gas and electric power to which the hedges relate. The portfolio of Energy Derivatives held for hedging purposes is no greater than the notional quantity of the expected or committed transaction volume of physical commodities with equal and opposite commodity price risk for the same time periods. Furthermore, the Energy Derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of Energy Derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming (i) the Energy Derivatives are not closed out in advance of their expected term, (ii) the Energy Derivatives continue to function effectively as hedges of the underlying risk and (iii) as applicable, anticipated transactions occur as expected.

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

     With respect to the Trading Derivatives held by Reliant Energy Services, consisting of natural gas, electric power, crude oil and refined products, physical forwards, swaps, options and exchange-traded futures, this subsidiary is exposed to losses in fair value due to changes in the price and volatility of the underlying derivatives. During the year ended December 31, 1998 and 1997, the highest, lowest and average monthly value-at-risk in the Trading Derivative portfolio was less than $5 million at a 95% confidence level and for a holding period of one business day. The Company uses the variance/covariance method for calculating the value-at-risk and includes the delta approximation for options positions.

     The Company has established a Corporate Risk Oversight Committee comprised of corporate and business segment officers that oversees all corporate price and credit risk activities, including derivative trading activities discussed above. The committee's duties are to establish the Company's policies and to monitor and ensure compliance with risk management policies and procedures and the trading limits established by the Company's board of directors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY.

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                 (THOUSANDS OF DOLLARS EXCEPT PER SHARE AMOUNTS)

                                                                               YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                      1998              1997              1996
                                                                  ------------      ------------      ------------
REVENUES:
    Electric Operations .....................................     $  4,350,275      $  4,251,243      $  4,025,027
    Natural Gas Distribution ................................        1,812,676           892,569
    Interstate Pipelines ....................................          282,496           108,333
    Wholesale Energy ........................................        4,456,158         1,364,658
    International ...........................................          258,945            92,028            62,059
    Other ...................................................          748,922           339,731             8,191
    Eliminations ............................................         (421,008)         (170,337)
                                                                  ------------      ------------      ------------
             Total ..........................................       11,488,464         6,878,225         4,095,277
                                                                  ------------      ------------      ------------

EXPENSES:
    Fuel and cost of gas sold ...............................        4,784,704         2,852,375         1,043,618
    Purchased power .........................................        2,215,049           698,823           322,263
    Operation and maintenance ...............................        1,660,531         1,216,126           942,604
    Taxes other than income taxes ...........................          494,175           394,526           246,288
    Depreciation and amortization ...........................          856,617           651,875           550,038
                                                                  ------------      ------------      ------------
             Total ..........................................       10,011,076         5,813,725         3,104,811
                                                                  ------------      ------------      ------------
OPERATING INCOME ............................................        1,477,388         1,064,500           990,466
                                                                  ------------      ------------      ------------

OTHER INCOME (EXPENSE):
    Unrealized loss on ACES .................................       (1,176,211)         (121,402)
    Litigation settlements ..................................                                              (95,000)
    Time Warner dividend income .............................           41,250            41,340            41,610
    Interest income -- IRS refund ...........................              981            56,269
    Other -- net ............................................           23,870            10,347            (2,022)
                                                                  ------------      ------------      ------------
             Total ..........................................       (1,110,110)          (13,446)          (55,412)
                                                                  ------------      ------------      ------------

INTEREST AND OTHER CHARGES:
    Interest on long-term debt ..............................          416,138           320,845           276,242
    Other interest ..........................................           97,767            77,112            33,738
    Distribution on trust securities ........................           29,201            26,230
    Allowance for borrowed funds used during construction ...           (4,304)           (2,872)           (2,598)
    Preferred dividends of subsidiary .......................                              2,255            22,563
                                                                  ------------      ------------      ------------
             Total ..........................................          538,802           423,570           329,945
                                                                  ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES AND PREFERRED DIVIDENDS ...         (171,524)          627,484           605,109
INCOME TAX EXPENSE (BENEFIT) ................................          (30,432)          206,374           200,165
                                                                  ------------      ------------      ------------
NET INCOME (LOSS) ...........................................         (141,092)          421,110           404,944
PREFERRED DIVIDENDS .........................................              390               162
                                                                  ------------      ------------      ------------
NET INCOME (LOSS) AVAILABLE FOR COMMON STOCK ................     $   (141,482)     $    420,948      $    404,944
                                                                  ------------      ------------      ------------

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE .................     $      (0.50)     $       1.66      $       1.66
                                                                  ============      ============      ============

          See Notes to the Company's Consolidated Financial Statements

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                            AND COMPREHENSIVE INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                          YEAR ENDED DECEMBER 31,
                                           --------------------------------------------------------------------------------------
                                                     1998                           1997                          1996
                                           --------------------------    --------------------------    --------------------------
RETAINED EARNINGS:
   Balance at beginning of year ........   $ 2,013,055                   $ 1,997,490                   $ 1,953,672
   Net income (loss) available for
     common stock ......................      (141,482)   $  (141,482)       420,948    $   420,948        404,944    $   404,944
                                           -----------                   -----------                   -----------
     Total .............................     1,871,573                     2,418,438                     2,358,616
   Common stock dividends:
     $1.50 per share (1996-1998) .......      (426,492)                     (405,383)                     (361,126)
                                           -----------                   -----------                   -----------
   Balance at end of year ..............   $ 1,445,081                   $ 2,013,055                   $ 1,997,490
                                           ===========                   ===========                   ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS),  NET OF TAX:
   Balance at beginning of year ........   $    (6,455)                  $      (363)
   Foreign currency translation
     adjustments .......................       (32,790)       (32,790)          (458)          (458)   $      (363)          (363)
   Unrealized loss on available for sale
     securities (net of tax) ...........       (10,370)       (10,370)        (5,634)        (5,634)
                                           -----------                   -----------                   -----------
   Balance at end of year ..............   $   (49,615)                  $    (6,455)                  $      (363)
                                           ===========                   ===========                   ===========

                                                          -----------                   -----------                   -----------
COMPREHENSIVE INCOME (LOSS) ............                  $  (184,642)                  $   414,856                   $   404,581
                                                          ===========                   ===========                   ===========





          See Notes to the Company's Consolidated Financial Statements

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                     ASSETS

                                                                                DECEMBER 31,
                                                                        ---------------------------
                                                                            1998            1997
                                                                        -----------     -----------
CURRENT ASSETS:
   Cash and cash equivalents ......................................     $    29,673     $    51,712
   Accounts receivable - net ......................................         726,377         962,974
   Accrued unbilled revenues ......................................         175,515         205,860
   Time Warner dividends receivable ...............................          10,313          10,313
   Fuel stock and petroleum products ..............................         211,750          88,819
   Materials and supplies, at average cost ........................         171,998         156,160
   Price risk management assets ...................................         265,203
   Prepayments and other current assets ...........................          78,342          93,903
                                                                        -----------     -----------
     Total current assets .........................................       1,669,171       1,569,741
                                                                        -----------     -----------

PROPERTY, PLANT AND EQUIPMENT -- AT COST:
   Electric .......................................................      13,969,302      13,249,855
   Natural gas ....................................................       1,686,159       1,500,278
   Interstate pipelines ...........................................       1,302,829       1,258,087
   Other property .................................................          72,299          42,321
                                                                        -----------     -----------
     Total ........................................................      17,030,589      16,050,541
   Less accumulated depreciation and amortization .................       5,499,448       4,770,179
                                                                        -----------     -----------
     Property, plant and equipment - net ..........................      11,531,141      11,280,362
                                                                        -----------     -----------

OTHER ASSETS:
   Goodwill - net .................................................       2,098,890       2,026,395
   Equity investments and advances to unconsolidated subsidiaries .       1,051,600         704,102
   Investment in Time Warner securities ...........................         990,000         990,000
   Deferred plant costs - net .....................................         535,787         561,569
   Deferred debits ................................................         514,930         478,686
   Unamortized debt expense and premium on reacquired debt ........         208,350         202,453
   Regulatory tax asset - net .....................................         418,339         356,509
   Fuel-related debits ............................................          65,278         197,304
   Recoverable project costs - net ................................          55,036          78,485
                                                                        -----------     -----------
     Total other assets ...........................................       5,938,210       5,595,503
                                                                        -----------     -----------

       Total ......................................................     $19,138,522     $18,445,606
                                                                        ===========     ===========


          See Notes to the Company's Consolidated Financial Statements

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                         CAPITALIZATION AND LIABILITIES

                                                                                            DECEMBER 31,
                                                                                    ---------------------------
                                                                                       1998            1997
                                                                                    -----------     -----------
CURRENT LIABILITIES:
   Notes payable ..............................................................     $ 1,812,739     $ 2,124,956
   Accounts payable ...........................................................         807,977         879,612
   Taxes accrued ..............................................................         252,581         240,739
   Interest accrued ...........................................................         115,201         109,901
   Dividends declared .........................................................         111,058         110,716
   Customer deposits ..........................................................          77,937          82,437
   Price risk management liabilities ..........................................         227,652
   Current portion of long-term debt ..........................................         397,454         251,169
   Other ......................................................................         268,343         224,435
                                                                                    -----------     -----------
     Total current liabilities ................................................       4,070,942       4,023,965
                                                                                    -----------     -----------

DEFERRED CREDITS:
   Accumulated deferred income taxes ..........................................       2,364,036       2,792,781
   Benefit obligations ........................................................         378,747         397,586
   Unamortized investment tax credit ..........................................         328,949         349,072
   Fuel-related credits .......................................................          88,639          75,956
   Other ......................................................................         442,361         329,514
                                                                                    -----------     -----------
     Total deferred credits ...................................................       3,602,732       3,944,909
                                                                                    -----------     -----------

CAPITALIZATION (STATEMENTS ON FOLLOWING PAGES):
   Long-term debt .............................................................       6,800,748       5,218,015
   Company/Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of
     Company/Resources ........................................................         342,232         362,172
   Preference stock, none outstanding
   Cumulative preferred stock, not subject to mandatory redemption ............           9,740           9,740
   Common stock equity ........................................................       4,312,128       4,886,805
                                                                                    -----------     -----------
     Total capitalization .....................................................      11,464,848      10,476,732
                                                                                    -----------     -----------

COMMITMENTS AND CONTINGENCIES (NOTE 12)

       Total ..................................................................     $19,138,522     $18,445,606
                                                                                    ===========     ===========

          See Notes to the Company's Consolidated Financial Statements

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CAPITALIZATION
                             (THOUSANDS OF DOLLARS)

                                                                     DECEMBER 31,
                                                             ----------------------------
                                                                1998             1997
                                                             -----------      -----------
Long-Term Debt:
   7% Automatic common exchange securities, due 2000 ...     $ 2,349,997      $ 1,173,786
                                                             -----------      -----------

   Debentures:
     9 3/8% series, due 2001 ...........................         250,000          250,000
     7 7/8% series, due 2002 ...........................         100,000          100,000
     8.9% series, due 2006 .............................         163,357          165,055
     6% convertible subordinated, due 2012 .............         104,617          107,180
     10% series, due 2019 ..............................          47,562           47,773
     6 1/2% series, due 2008 ...........................         300,000
     6 3/8% series, due 2003 ...........................         500,000
     Unamortized premium ...............................          17,046
     Unamortized discount ..............................            (532)            (717)
                                                             -----------      -----------
       Total debentures ................................       1,482,050          669,291
                                                             -----------      -----------

   First Mortgage Bonds:
     9.15% series, due 2021 ............................         102,442          102,442
     8 3/4% series, due 2022 ...........................          62,275           62,275
     7 3/4% series, due 2023 ...........................         250,000          250,000
     7 1/2% series, due 2023 ...........................         200,000          200,000
     4.90% pollution control series, due 2003 ..........          16,600           16,600
     7% pollution control series, due 2008 .............          19,200           19,200
     6 3/8% pollution control series, due 2012 .........          33,470           33,470
     6 3/8% pollution control series, due 2012 .........          12,100           12,100
     8 1/4% pollution control series, due 2015 .........                           90,000
     5.80% pollution control series, due 2015 ..........          91,945           91,945
     7 3/4% pollution control series, due 2015 .........                           68,700
     5.80% pollution control series, due 2015 ..........          58,905           58,905
     6.70% pollution control series, due 2017 ..........          43,820           43,820
     5.60% pollution control series, due 2017 ..........          83,565           83,565
     7.20% pollution control series, due 2018 ..........          75,000           75,000
     7.20% pollution control series, due 2018 ..........         100,000          100,000
     7 7/8 % pollution control series, due 2019 ........                           29,685
     7.70% pollution control series, due 2019 ..........                           75,000
     8 1/4% pollution control series, due 2019 .........                          100,000
     8.10% pollution control series, due 2019 ..........                          100,000
     7 5/8% pollution control series, due 2019 .........         100,000          100,000
     7 1/8% pollution control series, due 2019 .........         100,000          100,000
     7.60% pollution control series, due 2019 ..........          70,315           70,315
     6.70% pollution control series, due 2027 ..........          56,095           56,095
     6.10% medium-term notes, series C, due 2000 .......         150,000          150,000
     8.15% medium-term notes, series B, due 2002 .......         100,000          100,000
     6.50% medium-term notes, series C, due 2003 .......         150,000          150,000
     9.85% medium-term notes, due 1999 .................          25,400           25,400
     9.80% medium-term notes, due 1999 .................         145,100          145,100
     Unamortized discount ..............................          (9,948)         (14,158)
                                                             -----------      -----------
       Total first mortgage bonds ......................       2,036,284        2,495,459
                                                             -----------      -----------


                                                        (continued on next page)

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CAPITALIZATION -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)

                                                                                            DECEMBER 31,
                                                                                     ----------------------------
                                                                                         1998             1997
                                                                                     -----------      -----------
   Pollution Control Revenue Bonds:
     Gulf Coast 1980-T series, floating rate, due 1998 .........................                      $     5,000
     4.90% BRA 1998D, due 2015 .............................................         $    68,700
     5.05% BRA 1997, due 2018 ..............................................              50,000           50,000
     5.125% BRA 1998A, due 2019 ............................................             100,000
     5.125% BRA 1998C, due 2019 ............................................             100,000
     5.125% BRA 1998B, due 2020 ............................................              90,000
     5.125% MCND 1997, due 2028 ............................................              68,000           68,000
     5.25% MCND 1998A, due 2029 ............................................              29,685
     5.15% MCND 1998B, due 2029 ............................................              75,000
                                                                                     -----------      -----------
       Total pollution control revenue bonds ...................................         581,385          123,000
                                                                                     -----------      -----------

   Medium-Term Notes:
     Series A, 9.30%-9.39%, due 1999-2000 ......................................          23,063           24,838
     Series B, 8.43%-9.23%, due 1999-2001 ......................................         154,626          236,367
                                                                                     -----------      -----------
       Total medium-term notes .................................................         177,689          261,205
                                                                                     -----------      -----------

   Capitalized lease obligations, discount rates of 5.2%-11.7%, due 1999-2018 ..          14,883           16,166
   Notes payable ...............................................................         555,914          730,277
                                                                                     -----------      -----------
     Subtotal ..................................................................         570,797          746,443
                                                                                     -----------      -----------
       Total ...................................................................       7,198,202        5,469,184
       Current maturities ......................................................        (397,454)        (251,169)
                                                                                     -----------      -----------
       Total long-term debt ....................................................       6,800,748        5,218,015
                                                                                     -----------      -----------

 Company/Resources obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of Company/Resources:

   8.125% Trust Preferred Securities, Series A .................................         250,000          250,000
   8.257% Trust Capital Securities, Series B ...................................         100,000          100,000
   6 1/4% Convertible Trust Originated Preferred Securities ....................           1,178           21,730
   Unamortized Issuance Costs ..................................................          (8,946)          (9,558)
                                                                                     -----------      -----------
       Total Company/Resources obligated mandatorily redeemable  preferred securities of subsidiary trusts holding solely junior subordinated
         debentures of Company/Resources-net ...................................         342,232          362,172
                                                                                     -----------      -----------

 Cumulative Preferred Stock, no par; authorized, 10,000,000 shares;
   outstanding 97,397 shares each at December 31, 1998 and 1997, (entitled upon involuntary liquidation to $100 per share):


   Not subject to mandatory redemption:
     $4.00 series, 97,397 shares ...............................................           9,740            9,740
                                                                                     -----------      -----------

Preference Stock, no par; authorized, 10,000,000 shares; none outstanding......


                                                        (continued on next page)

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            CONSOLIDATED STATEMENTS OF CAPITALIZATION -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)

                                                                                              DECEMBER 31,
                                                                                    ------------------------------
                                                                                        1998              1997
                                                                                    ------------      ------------
Common Stock Equity:
   Common stock, no par; authorized, 700,000,000 shares; issued, 296,271,063
     and 295,357,276 shares at December 31, 1998 and 1997, respectively .......     $  3,136,826      $  3,112,098
   Treasury stock, at cost; 102,805 and 93,459 shares at December 31, 1998
     and 1997, respectively ...................................................           (2,384)           (2,066)
   Unearned ESOP shares, 11,674,063 and 12,388,551 shares at  December 31,
     1998 and 1997, respectively ..............................................         (217,780)         (229,827)
   Retained earnings ..........................................................        1,445,081         2,013,055
   Accumulated other comprehensive loss .......................................          (49,615)           (6,455)
                                                                                    ------------      ------------
       Total common stock equity ..............................................        4,312,128         4,886,805
                                                                                    ------------      ------------
         Total capitalization .................................................     $ 11,464,848      $ 10,476,732
                                                                                    ============      ============

          See Notes to the Company's Consolidated Financial Statements

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)



                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ---------------------------------------------
                                                                             1998             1997             1996
                                                                         -----------      -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) available for common stock ....................     $  (141,482)     $   420,948      $   404,944

   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization .................................         856,617          651,875          550,038
     Amortization of nuclear fuel ..................................          25,529           28,237           33,875
     Deferred income taxes .........................................        (423,904)          35,523           54,098
     Investment tax credit .........................................         (20,123)         (19,777)         (18,404)
     Unrealized loss on ACES .......................................       1,176,211          121,402
     Contribution of marketable equity securities to charitable
       trust .......................................................                           19,463
     Undistributed earnings of equity investments in
       unconsolidated subsidiaries .................................         (27,350)          (3,142)         (15,290)
     Fuel cost over (under) recovery ...............................         (22,545)        (212,683)        (137,362)
     Changes in other assets and liabilities:
       Accounts receivable - net ...................................         266,938         (436,580)         (15,478)
       Fuel surcharge ..............................................          94,912          128,864
       Inventory ...................................................        (121,793)          55,111           21,624
       Other current assets ........................................         (15,705)           6,966             (306)
       Accounts payable ............................................         (92,652)         191,840           21,674
       Interest and taxes accrued ..................................           7,044           18,425            4,413
       Other current liabilities ...................................          33,078            2,985           (4,135)
       Net price risk management assets ............................         (29,857)
       Other - net .................................................        (139,559)         101,302           14,629
                                                                         -----------      -----------      -----------
          Net cash provided by operating activities ................       1,425,359        1,110,759          914,320
                                                                         -----------      -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures (including allowance for borrowed funds
     used during construction) .....................................        (743,455)        (328,724)        (317,532)
   Purchase of Resources, net of cash acquired .....................                       (1,422,672)
   Non-rate regulated electric power project expenditures
     (including capitalized interest) ..............................        (292,398)
   Sale of equity investments in foreign electric system projects ..         242,744
   Equity investment and advances to unconsolidated subsidiaries ...        (445,042)        (234,852)        (495,379)
   Sale of Time Warner securities ..................................                           25,043
   Other-net .......................................................           8,375          (20,248)         (19,989)
                                                                         -----------      -----------      -----------
          Net cash used in investing activities ....................     $(1,229,776)     $(1,981,453)     $  (832,900)
                                                                         -----------      -----------      -----------


                                                        (continued on next page)

                         HOUSTON INDUSTRIES INCORPORATED
               D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

               STATEMENTS OF CONSOLIDATED CASH FLOWS - (CONTINUED)

                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)

                                                                                   YEAR ENDED DECEMBER 31,
                                                                       ---------------------------------------------
                                                                           1998             1997             1996
                                                                       -----------      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from sale of ACES - net ..............................                      $ 1,020,777
   Proceeds from sale of Company obligated mandatorily
     redeemable trust preferred securities of subsidiary trusts
     holding solely subordinated debentures of Company - net .....                          340,785
   Purchase of treasury stock ....................................                                       $  (361,196)
   Payment of matured bonds ......................................     $  (226,000)        (277,000)        (150,000)
   Proceeds from issuance of debentures ..........................         812,849
   Proceeds from issuance of pollution control revenue bonds .....         454,258          115,739
   Redemption of preferred stock .................................                         (153,628)        (271,400)
   Payment of common stock dividends .............................        (426,265)        (405,288)        (361,126)
   Increase/(decrease) in notes payable - net ....................        (348,044)         587,791        1,331,572
   Extinguishment of long-term debt ..............................        (471,287)        (303,893)        (285,263)
   Conversion of convertible securities ..........................         (10,450)          (9,504)
   Other - net ...................................................          (2,683)          (1,374)          12,215
                                                                       -----------      -----------      -----------
       Net cash provided by  (used in) financing activities ......        (217,622)         914,405          (85,198)
                                                                       -----------      -----------      -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............         (22,039)          43,711           (3,778)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................          51,712            8,001           11,779
                                                                       -----------      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................     $    29,673      $    51,712      $     8,001
                                                                       ===========      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
   Interest (net of amounts capitalized) .........................     $   511,165      $   437,952      $   311,792
   Income taxes ..................................................         484,376          171,539          139,898

     The aggregate consideration paid in August 1997 to former stockholders of Resources in connection with the Merger consisted of $1.4 billion in cash and
47.8 million shares of the Company's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former Resources' common stock and common stock equivalents and $1.6 billion of Former Resources' debt.

          See Notes to the Company's Consolidated Financial Statements

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1998


(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations.

     Houston Industries Incorporated d/b/a Reliant Energy, Incorporated (Company), together with its subsidiaries, is a diversified international energy services company. The Company is both an electric utility company and a utility holding company. The Company's wholly owned subsidiary, Reliant Energy Resources Corp. (Resources), operates in various phases of the natural gas industry, including distribution, transmission, marketing and gathering.

     Effective January 1, 1998, the Company reconfigured its financial reporting segments to include the following: Electric Operations, Natural Gas Distribution, Interstate Pipeline, Wholesale Energy Marketing and Generation (Wholesale Energy), International and Corporate. Electric Operations includes operations of Reliant Energy HL&P. Natural Gas Distribution consists of natural gas sales to, and natural gas transportation for, residential commercial and industrial customers. Interstate Pipeline includes the interstate natural gas pipeline operations of Resources. Wholesale Energy is engaged in the acquisition, development and operation of non-rate regulated power generation facilities as well as the wholesale energy marketing and natural gas gathering businesses. International participates in the development and acquisition of foreign independent power projects and the privatization of foreign generation and distribution facilities. Corporate includes the Company's unregulated retail electric services business, certain real estate holdings of the Company and corporate costs.

     In February 1999, the Company began doing business as Reliant Energy, Incorporated. On May 5, 1999, the Company's shareholders will vote on a proposal to amend the Restated Articles of Incorporation to change its name to "Reliant Energy, Incorporated."

(b)  Resources Acquisition.

     On August 6, 1997 (Acquisition Date), the former parent corporation (Former Parent) of the Company merged with and into the Company, and NorAm Energy
Corp., a natural gas gathering, transmission, marketing and distribution company (Former NorAm), merged with and into Resources. Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former Parent was converted into one share of common stock (including associated preference stock purchase rights) of the Company, and each outstanding share of common stock of Former NorAm was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of the Company. The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of the Company's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former NorAm's common stock and common stock equivalents and $1.6 billion of Former NorAm debt ($1.3 billion of which was long-term debt).

     The Company recorded the acquisition under the purchase method of accounting with assets and liabilities of Former NorAm reflected at their estimated fair values as of the Acquisition Date. The excess of the purchase price over the fair value of net assets acquired was initially estimated at $2 billion. In 1998, the fair value estimates of the assets acquired and liabilities assumed were finalized resulting in a $78 million increase in goodwill. The Company has recorded the excess of the acquisition cost over the fair value of the net assets acquired as goodwill and is amortizing this amount over 40 years. The Company's fair value adjustments included increases in property, plant and equipment, long-term debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The Company's results of operations incorporate Resources' results of operations only for the period beginning on the Acquisition Date. The following table presents certain actual financial information for the year ended December 31, 1998 and unaudited pro forma information for the years ended December 31, 1997 and 1996, as if the Merger had occurred on January 1, 1997 and 1996, respectively.

               ACTUAL AND PRO FORMA COMBINED RESULTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                       YEAR ENDED DECEMBER 31,
                                                   -----------------------------------------------------------------
                                                      1998                1997                      1996
                                                   ------------ ------------------------- ------------ -------------
                                                      ACTUAL       ACTUAL      PRO FORMA     ACTUAL      PRO FORMA
                                                   ------------ ------------ ------------ ------------ -------------
                                                                             (UNAUDITED)               (UNAUDITED)
Revenues...........................................  $ 11,488     $  6,878     $ 10,191     $  4,095     $  8,884
Net Income (Loss) Available for Common Stock(1)....  $   (142)    $    421     $    437     $    405     $    426
Basic and Diluted Earnings (Loss) Per Share(1).....  $   (.50)    $   1.66     $   1.55     $   1.66     $   1.46

---------

(1) Net income (loss) available for common stock for 1998 and 1997 are negatively impacted by $764 million and $79 million ($2.69 and $0.31 per share) respectively, related to the unrealized loss on the Company's 7% Automatic Common Exchange Securities (ACES).

     These and other pro forma results appearing in this Form 10-K are based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the combined results that would have resulted had the Merger occurred at the beginning of the 1996 and 1997 reporting periods presented. Purchase-related adjustments to results of operations include amortization of goodwill and the effects on depreciation, amortization, interest expense and deferred income taxes of the assessed fair value of certain Resources assets and liabilities.

(c)  Regulatory Assets and Other Long-Lived Assets.

     The Company and certain subsidiaries of Resources apply the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), to the accounts of Electric Operations, Natural Gas Distribution and the Interstate Pipeline operations of a subsidiary of Resources. In general, SFAS No. 71 permits a company with cost-based rates to defer certain costs that would otherwise be expensed to the extent that the rate regulated company is recovering or expects to recover such costs in rates charged to its customers.

     The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheet as of December 31, 1998, detailed by Electric Operations and other segments.

                                                                           ELECTRIC                    TOTAL
                                                                          OPERATIONS       OTHER       COMPANY
                                                                          ----------       -----       -------
                                                                                    (MILLIONS OF DOLLARS)
  Deferred plant costs-- net............................................   $     536      $            $    536
  Recoverable project costs-- net.......................................          55                         55
  Regulatory tax asset-- net............................................         418                        418
  Unamortized loss on reacquired debt...................................         140                        140
  Fuel-related debits/credits-- net.....................................         (15)                       (15)
  Other deferred debits.................................................          54            12           66
                                                                           ---------      --------     --------
            Total.......................................................   $   1,188      $     12     $  1,200
                                                                           ---------      --------     --------

     If, as a result of changes in regulation or competition, the Company's and Resources' ability to recover these assets and liabilities would not be assured, then pursuant to SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71" (SFAS No. 101) and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


Assets to Be Disposed Of" (SFAS No. 121), the Company and Resources would be required to write off or write down such regulatory assets and liabilities, unless some form of transition cost recovery continues through rates established and collected for their remaining regulated operations. In addition, the Company and Resources would be required to determine any impairment to the carrying costs of deregulated plant and inventory assets. In order to reduce exposure to potentially stranded costs related to generation assets, Electric Operations redirected $195 million of depreciation in 1998 from transmission, distribution and general plant assets to generation assets. Such redirection is in accordance with the Company's transition to competition plan (Transition Plan) described in
Note 1(f). If Electric Operations was required to apply SFAS No. 101 to the generation portion of its business only, the cumulative amount of redirected depreciation of $195 million would become a regulatory asset of the transmission and distribution portion of its business.

     Effective January 1, 1996, the Company and Resources adopted SFAS No. 121. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used or disposed of by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Adoption of the standard did not result in a write-down of the carrying amount of any asset on the books of the Company or Resources.

     In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises -- Accounting for the Discontinuation of Application of FASB Statement No. 71" (EITF 97-4). EITF 97-4 concluded that the application of SFAS No. 71 to a segment which is subject to a deregulation plan should cease when the legislation and enabling rate order contain sufficient detail for the utility to reasonably determine how the plan will affect the segment to be deregulated. In addition, EITF 97-4 requires the regulatory assets and liabilities to be allocated to the applicable portion of the electric utility from which the source of the regulated cash flows will be derived. As a part of the Transition Plan, the Company has agreed to support future legislation providing for retail customer choice and other provisions consistent with those in the 1997 proposed Texas legislation. At this time, the Company is unable to make any predictions as to the details of legislation being considered by the Texas legislature or the likelihood that such legislation will ultimately be enacted. Although the Company has determined that no impairment loss or write-offs of regulatory assets or carrying costs of plant and inventory assets need to be recognized for applicable assets of Electric Operations as of December 31, 1998, this conclusion may change in the future (i) as competition influences wholesale and retail pricing in the electric utility industry, (ii) depending on regulatory action, if any and (iii) depending on legislation, if any, that is passed.

(d) Principles of Consolidation.

     The consolidated financial statements include the accounts of the Company and its wholly owned and majority owned subsidiaries including, effective as of the Acquisition Date, the accounts of Resources and its wholly owned and majority owned subsidiaries.

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

(e)  Property, Plant and Equipment and Goodwill.

     Property, plant and equipment are stated at original cost of the acquirer. Repair and maintenance costs are expensed. Depreciation is computed using the straight-line method.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Goodwill is being amortized on a straight-line basis over 30 to 40 years. The Company had $76.3 million and $21.6 million accumulated goodwill amortization at December 31, 1998 and 1997, respectively. The Company will periodically compare the carrying value of its goodwill to the anticipated undiscounted future operating income from the businesses whose acquisition gave rise to the goodwill and as of yet no impairment is indicated or expected.

(f)  Depreciation and Amortization Expense.

     The Company's consolidated depreciation expense for 1998 was $548 million compared to $475 million for 1997 and $410 million for 1996.

     In June 1998, the Public Utility Commission of Texas (Texas Utility Commission) issued an order approving the Transition Plan filed by Electric Operations in December 1997. In order to reduce Electric Operations' exposure to potentially stranded costs related to generation assets, the Transition Plan permits the redirection to generation assets of depreciation expense that Electric Operations otherwise would apply to transmission, distribution and general plant assets. In addition, the Transition Plan provides that all earnings above a 9.844% overall annual rate of return on invested capital be used to recover Electric Operations' investment in generation assets. Electric Operations implemented the Transition Plan effective January 1, 1998 and pursuant to its terms, recorded an aggregate of $194 million in additional depreciation and $195 million in redirected depreciation in 1998.

     The Company's depreciation and amortization expenses included $50 million of additional depreciation relating to the South Texas Project Electric Generating Station (South Texas Project) in both 1997 and 1996 and goodwill amortization relating to the acquisition of Resources of $55 million in 1998 and $22 million in 1997. For additional information regarding the operation of goodwill in connection with the Merger, see Note 1(b) above. The depreciation expense recorded for the South Texas Project was made pursuant to the terms of the Company's 1995 rate case settlement (1995 Rate Case Settlement), which permitted the Company to write down as much as $50 million per year of its investment in the South Texas Project through December 31, 1999. These write-downs are treated under the 1995 Rate Case Settlement as reasonable and necessary expenses for purposes of any future earnings reviews or other proceedings.

     In 1998, 1997 and 1996, the Company, as permitted by the 1995 Rate Case Settlement, also amortized $4 million, $66 million and $50 million (pre-tax), respectively, of its $153 million investment in certain lignite reserves associated with a canceled generating station. The Company's remaining investment in the canceled generating station and certain lignite reserves will be amortized fully no later than December 31, 2002.

(g)  Deferred Plant Costs.

     Under a "deferred accounting" plan authorized by the Texas Utility Commission, Electric Operations was permitted for regulatory purposes to accrue carrying costs in the form of allowance for funds used during construction (AFUDC) on its investment in the South Texas Project and to defer and capitalize depreciation and other operating costs on its investment after commercial operation until such costs were reflected in rates. In addition, the Texas Utility Commission authorized Electric Operations under a "qualified phase-in plan" to capitalize allowable costs (including return) deferred for future recovery as deferred charges.

     In 1991, Electric Operations ceased all cost deferrals related to the South Texas Project and began amortizing such amounts on a straight-line basis. The accumulated deferrals for "deferred accounting" are being amortized over the estimated depreciable life of the South Texas Project. The accumulated deferrals for the "qualified phase-in plan" are being amortized over a ten-year phase-in period that commenced in 1991. The amortization of all deferred plant costs (which totaled $26 million for each of the years 1998, 1997 and 1996) is included on the Company's Statements of Consolidated Income as depreciation and amortization expense.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(h)  Fuel Stock and Petroleum Products.

     Gas inventory (primarily using the average cost method) was $96 million and $72 million at December 31, 1998 and 1997, respectively. Coal and lignite inventory balances (using last-in, first-out) were $24 million and $7 million, respectively, at December 31, 1998 and $8 million and $6 million, respectively, at December 31, 1997. Oil inventory balances, principally heating oil, were $85 million and $3 million at December 31, 1998 and 1997, respectively.

     Heating oil is used in trading operations and are marked-to-market in connection with the price risk management activities discussed in Note 2.

(i)  Revenues.

     The Company records electricity and natural gas sales under the full accrual method, whereby unbilled electricity and natural gas sales are estimated and recorded each month. International revenues include electricity sales of a majority owned foreign electric utility, which are also recorded under the full accrual method, and equity income (net of foreign taxes) in unconsolidated investments of Reliant Energy International. In 1998, International's revenues included the gain on the sale of an Argentine electric distribution system. Included in other revenues are management fees and other sales and services, which are recorded when earned.

     Revenue eliminations of $421 million and $170 million for the years ended December 31, 1998 and 1997, respectively, represent intersegment sales of natural gas and transportation services. For the year ended December 31, 1998, Interstate Pipeline had intersegment revenues of $156 million, Wholesale Energy had intersegment sales of $167 million and Corporate had $98 million of intersegment retail sales. For the five month period ended December 31, 1997, Interstate Pipelines had intersegment revenues of $59 million, Wholesale Energy had intersegment sales of $76 million and Corporate had $35 million of intersegment retail sales.

(j)  Earnings Per Common Share.

     Effective December 31, 1997, the Company adopted SFAS No. 128, "Earnings per Share" (SFAS No 128). This statement requires restatement of all prior period earnings per share (EPS) data presented herein. SFAS No. 128 requires dual presentation of basic and diluted EPS on the face of the Statements of Consolidated Income and requires a reconciliation of the numerators and denominators used in the basic and diluted earnings per share calculations.

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share calculations:

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                        -----------------------------------------
                                                                           1998            1997           1996
                                                                        ----------      ----------     ----------
                                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS Calculation:
  Net Income (loss) ...............................................     $ (141,092)     $  421,110     $  404,944
  Less: Preferred dividends .......................................            390             162
                                                                        ----------      ----------     ----------
  Net income (loss) available for common stock ....................     $ (141,482)     $  420,948     $  404,944
                                                                        ==========      ==========     ==========
  Weighted average shares outstanding .............................        284,095         253,599        244,443
Basic EPS:
  Net Income (loss) ...............................................     $     (.50)     $     1.66     $     1.66
  Less: Preferred dividends .......................................           --              --             --
                                                                        ----------      ----------     ----------
  Net income (loss) available for common stock ....................     $     (.50)     $     1.66     $     1.66
                                                                        ==========      ==========     ==========
Diluted EPS Calculation:
  Net Income (loss) ...............................................     $ (141,092)     $  421,110     $  404,944
  Plus: Income impact of assumed conversions
     Interest on 63%  convertible debentures ......................                            668
                                                                        ----------      ----------     ----------
  Net Income (loss) assuming dilution .............................       (141,092)        421,778        404,944
  Less: Preferred dividends .......................................            390             162
                                                                        ----------      ----------     ----------
  Net income (loss) available for common stock assuming dilution ..     $ (141,482)     $  421,616     $  404,944
                                                                        ==========      ==========     ==========
  Weighted average shares outstanding .............................        284,095         253,599        244,443
  Plus: Incremental shares from assumed conversions: (1)
     Stock options ................................................                             89             33
     63%  convertible debentures ..................................                            510
                                                                        ----------      ----------     ----------
  Weighted average shares assuming dilution .......................        284,095         254,198        244,476
                                                                        ==========      ==========     ==========
Diluted EPS:
  Net Income (loss) ...............................................     $     (.50)     $     1.66     $     1.66
  Less: Preferred dividends .......................................           --              --             --
                                                                        ----------      ----------     ----------
  Net income (loss) available for common stock ....................     $     (.50)     $     1.66     $     1.66
                                                                        ==========      ==========     ==========


(1) No assumed conversions were included in the computation of diluted earnings per share for 1998 because additional shares outstanding would result in an anti-dilutive per share amount. The computation of diluted EPS for 1998 excludes 492,000 shares of restricted stock and purchase options for 434,000 shares of common stock which would be anti-dilutive if exercised.

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

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(n)  Investments in Time Warner Securities.

     The Company owns 11 million shares of non-publicly traded Time Warner convertible preferred stock (TW Preferred). The TW Preferred is redeemable after July 6, 2000, has an aggregate liquidation preference of $100 per share (plus accrued and unpaid dividends), is entitled to annual dividends of $3.75 per share until July 6, 1999, is currently convertible by the Company and after July 6, 1999 is exchangeable by Time Warner into approximately 45.8 million shares of Time Warner common stock (TW Common). Each share of TW Preferred is entitled to two votes (voting together with the holders of the TW Common as a single class).

     The Company has accounted for its investment in TW Preferred under the cost method at a value of $990 million on the Company's Consolidated Balance Sheets. Dividends on these securities are recognized as income at the time they are earned. The Company recorded pre-tax dividend income with respect to the Time Warner securities of $41.3 million in 1998 and 1997 and $41.6 million in 1996.

     To monetize its investment in the TW Preferred, the Company sold in July 1997, 22.9 million of ACES. At maturity in July 2000, the principal amount of the ACES will be mandatorily exchangeable by the Company into either (i) a number of shares of TW Common based on an exchange rate or (ii) cash having an equal value. Subject to adjustments that may result from certain dilution events, the exchange rate for each ACES is determined as follows: (i) 1.6528 shares of TW Common if the price of TW Common at maturity (Maturity Price) is at least $27.7922 per share, (ii) a fractional share of TW Common such that the fractional share will have a value equal to $22.96875 if the Maturity Price is less than $27.7922 but greater than $22.96875 and (iii) one share of TW Common if the Maturity Price is not more than $22.96875. The closing price of TW Common was $62.062 per share on December 31, 1998.

     Prior to maturity, the Company has the option of redeeming the ACES if (i) changes in federal tax regulations require recognition of a taxable gain on the Company's TW Preferred and (ii) the Company could defer such gain by redeeming the ACES. The redemption price is 105% of the closing sales price of the ACES as determined over a period prior to the redemption notice. The redemption price may be paid in cash or in shares of TW Common or a combination of the two.

     As a result of the issuance of the ACES, a portion of the increase in the market value above $27.7922 per share of TW Common results in non-cash, unrealized accounting losses to the Company for the ACES, pending the conversion of the Company's TW Preferred into TW Common. For example, prior to the conversion, when the market price of TW Common increases above $27.7922, the Company records in Other Income (Expense) an unrealized, non-cash accounting loss for the ACES equal to (i) the aggregate amount of such increase as applicable to all ACES multiplied by (ii) 0.8264. In accordance with generally accepted accounting principles, this accounting loss (which reflects the unrealized increase in the Company's indebtedness with respect to the ACES) may not be offset by accounting recognition of the increase in the market value of the TW Common that underlies the TW Preferred. Upon conversion of the TW Preferred (anticipated to occur in July 1999), the Company will begin recording future unrealized net changes in the market prices of the TW Common and the ACES as a component of common stock equity and other comprehensive income.

     As of December 31, 1998 and 1997, the market price of TW Common was $62.062 and $31.00 per share, respectively. Accordingly, the Company recognized an increase of $1.2 billion in 1998 and $121 million in 1997 in the unrealized liability relating to its ACES indebtedness (which resulted in an after-tax earnings reduction of $764 million or $2.69 basic earnings per share and $79 million or $.31 basic earnings per share, respectively). The Company believes that the cumulative unrealized loss for the ACES of approximately $1.3 billion is more than economically hedged by the approximately $1.8 billion unrecorded unrealized gain at December 31, 1998 relating to the increase in the fair value of the TW Common underlying the investment in TW Preferred since the date of its acquisition. Any gain related to the increase in fair value of TW Common would be recognized as a component of net income upon the sale of the TW Preferred or the shares of TW Common into which such TW Preferred is

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


converted. As of March 11, 1999, the price of TW Common was $70.75 per share which would have resulted in the Company recognizing an additional increase of $329 million in the unrealized liability relating to its ACES indebtedness. The related unrecorded unrealized gain as of March 11, 1999 would have been computed as an additional $398 million.

(o)  Investment in Other Debt and Equity Securities.

     The securities held in the Company's nuclear decommissioning trust are classified as "available-for-sale" and, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115), are reported at estimated fair value of $119.1 million as of December 31, 1998 and $92.9 million as of December 31, 1997 on the Company's Consolidated Balance Sheets under deferred debits. The liability for nuclear decommissioning is reported on the Company's Consolidated Balance Sheets under deferred credits. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability and reported on the Company's Consolidated Balance Sheets as a deferred debit/credit.

     The Company, through, Resources, holds certain equity securities classified as "available-for-sale" and in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," reports such investments at estimated fair value on the Company's Consolidated Balance Sheets as deferred debits and any unrealized gain or loss, net of tax, as a separate component of stockholders' equity and other comprehensive income. At December 31, 1998 and 1997, the accumulated unrealized loss, net of tax, relating to these equity securities was approximately $16.0 million and $5.6 million.

(p)  Foreign Currency Adjustments

     International assets and liabilities where the local currency is the functional currency, have been translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses have been translated using the weighted average exchange rate for each month prevailing during the periods reported. Cumulative adjustments resulting from translation have been recorded in stockholders' equity and other comprehensive income. When the U.S. dollar is the functional currency, the financial statements of International are remeasured in U.S. dollars using historical exchange rates for non-monetary accounts and the current rate at the respective balance sheet date and the weighted average exchange rate for all other balance sheet and income statement accounts, respectively. All exchange gains and losses from remeasurement and foreign currency transactions are included in consolidated net income. However, fluctuations in foreign currency exchange rates relative to the U.S. dollar can have an impact on the reported equity earnings of the Company's foreign investments. For additional information about the Company's investments in unconsolidated affiliates, see Note 5. For additional information about the Company's investments in Brazil and the devaluation of the Brazilian real in January 1999, see Note 16(a).

(q)  Reclassifications and Use of Estimates.

     Certain amounts from the previous years have been reclassified to conform to the 1998 presentation of financial statements. Such reclassifications do not affect earnings.

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

(r)  Change in Accounting Principle.

     In the fourth quarter of 1998, the Company adopted mark-to-market accounting for all of the energy price risk management and trading activities of Reliant Energy Services. Under mark-to-market accounting, the Company records the fair value of

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


energy-related derivative financial instruments, including physical forward contracts, swaps, options and exchange-traded futures contracts at each balance sheet date. Such amounts are recorded in the Company's Consolidated Balance Sheet as price risk management assets, price risk management liabilities, deferred debits and deferred liabilities. The realized and unrealized gains (losses) are recorded as a component of operating revenues in the Company's Consolidated Statements of Income. The Company has applied mark-to-market accounting retroactively to January 1, 1998. This change was made in order to adopt a generally accepted accounting methodology that provided consistency between financial reporting and the methodology used in all reported periods by the Company in managing its trading activities. There was no material cumulative effect resulting from the accounting change.

     The Company will adopt Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" in the first quarter of 1999 for Reliant Energy Services' trading activities. The Company does not expect the implementation of EITF Issue 98-10 to be material to its consolidated financial statements.

(s)  New Accounting Pronouncement.

     In 2000, the Company expects to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The Company is in the process of determining the effect of adopting SFAS No. 133.

(t)  Comprehensive Income.

     Accumulated other comprehensive loss at December 31, 1998 included foreign currency translation adjustments of $34 million and an unrealized loss on available for sale securities of $16 million, net of tax of $9 million. At December 31, 1997, accumulated other comprehensive loss included foreign currency translation adjustments of $.8 million and unrealized loss on available for sale securities of $6 million, net of tax of $3 million. In 1996, accumulated other comprehensive loss included foreign currency translation adjustments of $.4 million.

(u)  Other.

     For information regarding executive incentive compensation, pensions and other benefits, see Note 10.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS

(a)  Price Risk Management and Trading Activities.

     The Company, through Reliant Energy Services, offers energy price risk management services primarily in the natural gas, electric and crude oil and refined product industries. Reliant Energy Services provides these services by utilizing, a variety of derivative financial instruments, including fixed and variable-priced physical forward contracts, fixed-price swap agreements, variable-price swap agreements, exchange-traded energy futures and option contracts, and swaps and options traded in the over-the-counter financial markets (Trading Derivatives). Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between industry pricing publications or exchange quotations.

     Prior to 1998, Reliant Energy Services applied hedge accounting to certain physical commodity activities that qualified for hedge accounting. In 1998, Reliant Energy Services adopted mark-to-market accounting for all of its price risk management and trading activities. Accordingly, as of such date such Trading Derivatives are recorded at fair value with realized and unrealized gains (losses) recorded as a component of operating revenues in the Company's Consolidated Statements of Income. The recognized, unrealized balance is recorded as price risk management assets/liabilities and deferred debits/credits on the Company's Consolidated Balance Sheets (See Note 1(r)).

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The notional quantities, maximum terms and the estimated fair value of Trading Derivatives at December 31, 1998 are presented below (volumes in billions of British thermal units equivalent (BBtue) and dollars in millions):

                                                                                    VOLUME-FIXED
                                                                   VOLUME-FIXED        PRICE           MAXIMUM
  1998                                                             PRICE PAYOR        RECEIVER       TERM (YEARS)
  ----                                                             -----------        --------       ------------
  Natural gas..................................................       937,264          977,293             9
  Electricity..................................................       122,950          124,878             3
  Crude oil and products.......................................       205,499          204,223             3

                                                                                                AVERAGE FAIR
                                                                     FAIR VALUE                  VALUE (a)
                                                                ----------------------      ----------------------
  1998                                                          ASSETS     LIABILITIES      ASSETS     LIABILITIES
  ----                                                          ------     -----------      ------     -----------
  Natural gas..............................................     $  224     $       213      $  124     $       108
  Electricity..............................................         34              33         186             186
  Crude oil and products...................................         29              23          21              17
                                                                ------     -----------      ------     -----------
                                                                $  287     $       269      $  331     $       311
                                                                ======     ===========      ======     ===========



     The notional quantities, maximum terms and the estimated fair value of derivative financial instruments at December 31, 1997 are presented below (volumes in BBtue and dollars in millions):

                                                                                    VOLUME-FIXED
                                                                   VOLUME-FIXED        PRICE           MAXIMUM
  1997                                                             PRICE PAYOR        RECEIVER       TERM (YEARS)
  ----                                                             -----------        --------       ------------
  Natural gas..................................................        85,701           64,890             4
  Electricity..................................................        40,511           42,976             1

                                                                                                AVERAGE FAIR
                                                                     FAIR VALUE                  VALUE (a)
                                                                ----------------------      ----------------------
  1997                                                          ASSETS     LIABILITIES      ASSETS     LIABILITIES
  ----                                                          ------     -----------      ------     -----------
  Natural gas..............................................     $   46     $        39      $   56     $        48
  Electricity..............................................          6               6           3               2
                                                                ------     -----------      ------     -----------
                                                                $   52     $        45      $   59     $        50
                                                                ======     ===========      ======     ===========


---------

(a)  Computed using the ending balance of each month.

     In addition to the fixed-price notional volumes above, Reliant Energy Services also has variable-priced agreements, as discussed above, totaling 1,702,977 and 101,465 BBtue as of December 31, 1998 and 1997, respectively. Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure the Company's exposure to market or credit risks.

     All of the fair value shown in the table above at December 31, 1998 and substantially all of the fair value at December 31, 1997 have been recognized in income. The fair value as of December 31, 1998 and 1997 was estimated using quoted prices where available and considering the liquidity of the market for the Trading Derivatives. The prices are subject to significant changes based on changing market conditions.

     At December 31, 1998, $22 million of the fair value of the assets and $41 million of the fair value of the liabilities are recorded as long-term on deferred debits and deferred credits, respectively on the Company's Consolidated Balance Sheets.


     The weighted-average term of the trading portfolio, based on volumes, is less than one year. The maximum and average terms disclosed herein are not indicative of likely future cash flows, as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and the Company's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

     In addition to the risk associated with price movements, credit risk is also inherent in the Company and its subsidiaries' risk management activities. Credit risk relates to the risk of loss resulting from non-performance of

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


contractual obligations by a counterparty. The following table shows the composition of the total price risk management assets of Reliant Energy Services as of December 31, 1998.

                                                            INVESTMENT
                                                             GRADE (1)             TOTAL
                                                           ---------------------------------
                                                                  (Thousands of Dollars)
                                                           ------------         ------------
Energy marketers.......................................    $    102,458         $    123,779
Financial institutions.................................          61,572               61,572
Gas and electric utilities.............................          46,880               48,015
Oil and gas producers..................................           7,197                8,323
Industrials............................................           1,807                3,233
Independent power producers............................           1,452                1,463
Others.................................................          45,421               46,696
                                                           ------------         ------------
     Total.............................................    $    266,787         $    293,081
                                                           ============
Credit and other reserves..............................                               (6,464)
                                                                                ------------

Energy price risk management assets (2)................                         $    286,617
                                                                                ============

---------

(1) "Investment Grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (e.g., parent company guarantees) and collateral, which encompass cash and standby letters of credit.

(2) The Company has credit risk exposure with respect to two investment grade customers, each of which represents an amount greater than 5% but less than 10% of Price Risk Management Assets.

(b)  Non-Trading Activities.

     To reduce the risk from market fluctuations in the price of electric power, natural gas and related transportation, the Company, Resources and certain of its subsidiaries enter into futures transactions, swaps and options (Energy Derivatives) in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements, although usage to date for this purpose has not been material. The Company applies hedge accounting with respect to its derivative financial instruments.

     Certain subsidiaries of the Company also utilize interest-rate derivatives (principally interest-rate swaps) in order to adjust the portion of its overall borrowings which are subject to interest rate risk and also utilize such derivatives to effectively fix the interest rate on debt expected to be issued for refunding purposes.

     For transactions involving either Energy Derivatives or interest-rate derivatives, hedge accounting is applied only if the derivative (i) reduces the price risk of the underlying hedged item and (ii) is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts which are inversely correlated to those of the item(s) to be hedged. This correlation (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied.

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

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in the Company's Consolidated Statements of Income until the underlying hedged transaction occurs. Once it becomes probable that an anticipated transaction will not occur, deferred gains and losses are recognized. In general, the financial impact of transactions involving these Energy Derivatives is included in the Company's Statements of Consolidated Income under the captions (i) fuel expenses, in the case of natural gas transactions and (ii) purchased power, in the case of electric power transactions. Cash flows resulting from these transactions in Energy Derivatives are included in the Company's Statements of Consolidated Cash Flows in the same category as the item being hedged.

     At December 31, 1998, subsidiaries of Resources were fixed-price payors and fixed-price receivers in Energy Derivatives covering 42,498 billion British thermal units (Bbtu) and 3,930 BBtu of natural gas, respectively. At December 31, 1997, subsidiaries of Resources were fixed-price payors and fixed-price receivers in Energy Derivatives covering 38,754 BBtu and 7,647 BBtu of natural gas, respectively. Also, at December 31, 1998 and 1997, subsidiaries of Resources were parties to variable-priced Energy Derivatives totaling 21,437 Bbtu and 3,630 BBtu of natural gas, respectively. The weighted average maturity of these instruments is less than one year.

     The notional amount is intended to be indicative of the Company's and its subsidiaries' level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When Energy Derivatives are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed, as further discussed below. Under such circumstances, gains (losses) are deferred and recognized as a component of income when the underlying hedged item is recognized in income.

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

(c)  Trading and Non-trading -- General Policy.

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's and its subsidiaries' risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While as yet the Company and its subsidiaries have experienced only minor losses due to the credit risk associated with these arrangements, the Company has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract. In order to minimize this risk, the Company and/or its subsidiaries, as the case may be, enter into such contracts primarily with those counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. For long-term arrangements, the Company and its subsidiaries periodically review the financial condition of such firms in addition to monitoring the effectiveness of these financial contracts in achieving the Company's objectives. Should the counterparties to these arrangements fail to perform, the Company would seek to compel performance at law or otherwise or obtain compensatory damages in lieu thereof. The Company might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then- current market prices. In such event, the Company might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, the Company believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is minimal.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The Company's policies prohibit the use of leveraged financial instruments.

     The Company has established a Corporate Risk Oversight Committee, comprised of corporate and business segment officers, to oversee all corporate price and credit risks, including Reliant Energy Services' trading, marketing and risk management activities. The Corporate Risk Oversight Committee's responsibilities include reviewing the Company's and its subsidiaries' hedging, trading and price risk management strategies, activities and limits and monitoring to ensure compliance with the Company's risk management policies and procedures and trading limits established by the Company's board of directors.

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

(b)  Transition Plan.

     In June 1998, the Texas Utility Commission issued an order in Docket No. 18465 approving the Company's Transition Plan filed by Electric Operations in December 1997. The Transition Plan included base rate credits to residential customers of 4% in 1998 and an additional 2% in 1999. Commercial customers whose monthly billing is 1,000 kva or less are entitled to receive base rate credits of 2% in each of 1998 and 1999. The Company implemented the Transition Plan effective January 1, 1998.

     For information about additional depreciation of generation assets and redirecting depreciation pursuant to the Transition Plan, see Note 1(f).

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

(4)  JOINTLY OWNED ELECTRIC UTILITY PLANT

(a)  Investment in South Texas Project.

     The Company has a 30.8% interest in the South Texas Project, which consists of two 1,250 megawatt (MW) nuclear generating units and bears a corresponding 30.8% share of capital and operating costs associated with the project. As of December 31, 1998, the Company's investment in the South Texas Project (including AFUDC) was $1.4 billion (net of $1.1 billion accumulated depreciation). The Company's investment in nuclear fuel (including AFUDC) was $41 million (net of $230 million amortization) as of such date.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The South Texas Project is owned as a tenancy in common among its four co-owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. The four co-owners have delegated management and operation responsibility for the South Texas Project to the South Texas Nuclear Operating Company (STPNOC). STPNOC is managed by a board of directors comprised of one director from each of the four owners, along with the chief executive officer of STPNOC. The four owners provide oversight through an owners' committee comprised of representatives of each of the owners and through the board of directors of STPNOC. Prior to November 1997, the Company was the operator of the South Texas Project.

(b)  Nuclear Insurance.

     The Company and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. This coverage consists of $500 million in primary property damage insurance and excess property insurance in the amount of $2.25 billion. With respect to excess property insurance, the Company and the other owners of the South Texas Project are subject to assessments, the maximum aggregate assessment under current policies being $16.5 million during any one policy year. The application of the proceeds of such property insurance is subject to the priorities established by the Nuclear Regulatory Commission (NRC) regulations relating to the safety of licensed reactors and decontamination operations.

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants, such as the South Texas Project, was $9.145 billion as of December 31, 1998. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations by maintaining the maximum amount of financial protection available from private sources and by maintaining secondary financial protection through an industry retrospective rating plan. The assessment of deferred premiums provided by the plan for each nuclear incident is up to $83.9 million per reactor, subject to indexing for inflation, a possible 5% surcharge (but no more than $10 million per reactor per incident in any one year) and a 3% state premium tax. The Company and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(c)  Nuclear Decommissioning.

     The Company contributes $14.8 million per year to a trust established to fund its share of the decommissioning costs for the South Texas Project. For a discussion of the accounting treatment for the securities held in the Company's nuclear decommissioning trust, see Note 1(o). In May 1994, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $318 million (1994 dollars). The consultant's calculation of decommissioning costs for financial planning purposes used the DECON methodology (prompt removal/dismantling), one of the three alternatives acceptable to the NRC and assumed deactivation of Units Nos. 1 and 2 upon the expiration of their 40-year operating licenses. While the current and projected funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning, changes in regulatory and accounting requirements, changes in technology and changes in costs of labor, materials and equipment. An update of the 1994 study is in the process of being completed.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(d)  Assessment Fees for Spent Fuel Disposal and Enrichment and Decommissioning.

     By contract, the United States Department of Energy (DOE) has committed itself ultimately to take possession of all spent fuel generated by the South Texas Project. The DOE contract currently requires payment of a spent fuel disposal fee on nuclear plant-generated electricity of one mill (one-tenth of a cent) per net KWH sold. This fee is subject to adjustment to ensure full cost recovery by the DOE. The Energy Policy Act also includes a provision that assesses a fee upon domestic utilities that purchased nuclear fuel enrichment services from the DOE before October 24, 1992. The South Texas Project's assessment is approximately $2 million per year (subject to escalation for inflation). The Company has a remaining estimated liability of $5 million for such assessments.

(e)  1996 Settlement of South Texas Project Litigation.

     In 1996, the Company recorded an aggregate $95 million ($62 million net of tax) charge in connection with various settlements of lawsuits filed by co-owners of the South Texas Project. For information about the execution of an operations agreement with the City of San Antonio in connection with one of these settlements, see Note 12(c).

(5)  EQUITY INVESTMENTS AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     The Company accounts for affiliate investments of its subsidiaries under the equity method of accounting where (i) the subsidiary's ownership interest in the affiliate ranges from 20% to 50%, (ii) the ownership interest is less than 20% but the subsidiary exercises significant influence over operating and financial policies of such affiliate or (iii) the subsidiary's ownership interest in the affiliate exceeds 50% but the subsidiary does not exercise control over the affiliate.

     The Company's and its subsidiaries' equity investments and advances in unconsolidated subsidiaries at December 31, 1998 and 1997 were $1 billion and $704 million, respectively. The Company's and its subsidiaries' equity income from these investments, included in International revenues and other net income, was $71 million, $49 million and $17 million in 1998, 1997 and 1996, respectively. Dividends received from the investments amounted to $44 million and $46 million in 1998 and 1997, respectively. No dividends were received from these investments in 1996.

(a)  International.

     In April 1998, Light ServiHos de Eletricidade S.A. (Light), a
Brazilian corporation in which Reliant Energy International, Inc. (Reliant Energy International) indirectly owns an 11.69% common stock interest, purchased 74.88% of the common stock of Metropolitana Eletricidade de Sao Paulo S.A. (Metropolitana), an electric distribution company that serves the metropolitan area of Sao Paulo, Brazil. The purchase price for the shares was approximately $1.8 billion and was financed with proceeds from bank borrowings. As of December 31, 1998, Light and Metropolitana had approximately $3.2 billion in non-local currency denominated borrowings. For information regarding foreign currency adjustments, see Note 1(p). For information about the devaluation of the Brazilian real in January 1999, see Note 16(a).

     In May 1997, Reliant Energy International increased its indirect ownership interest in an Argentine electric utility from 48% to 63%. The purchase price of the additional interest was $28 million.

     On June 30, 1998, Reliant Energy International sold its 63% ownership interest in an Argentine affiliate and certain related assets for approximately $243 million. Reliant Energy International acquired its initial ownership interests in the electric utility in 1992. The Company recorded an $80 million after-tax gain from this sale in the second quarter of 1998.

     In 1998, a subsidiary of Reliant Energy International acquired for approximately $150 million, equity interests (currently ranging from approximately 36% to 45%) in three electric distribution systems located in El Salvador. Corporacion EDC S.A.C.A. (CEDC), Reliant Energy International's partner in this venture, acquired majority interests in the systems when they were privatized in early 1998. On June 30, 1998, CEDC closed on the sale of approximately half of its interests in the systems to a subsidiary of Reliant Energy International.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     In August 1998, Reliant Energy International and CEDC jointly acquired, through subsidiaries, 65% of the stock of two Colombian electric distribution companies, Electricaribe and Electrocosta. The shares of these companies are indirectly held by an offshore holding company jointly owned by special purpose subsidiaries of CEDC and Reliant Energy International.

     The purchase price for the joint investment in Electricaribe and Electrocosta was approximately $522 million, excluding transaction costs. The purchase price was funded with capital contributions from Reliant Energy International and CEDC and a U.S. $200 million loan obtained by the holding company from a United States bank. A $100 million advance on the loan was obtained in October 1998 with subsequent advances of $25 million and $75 million obtained in December 1998 and January 1999, respectively. The loan will mature on October 31, 2003. Reliant Energy International funded its capital contributions with a portion of the proceeds from the sale of the Argentine affiliate discussed above and capital contributions from the Company. Under the terms of a support agreement, Reliant Energy International and CEDC have agreed, among other things, to repurchase up to U.S. $50 million of the loan from the bank to the extent that the bank is unable to syndicate that portion of the loan to other banks on or prior to June 15, 1999.

     In June 1997, a consortium of investors which included a subsidiary of Reliant Energy International, acquired for $496 million a 56.7% controlling ownership interest in Empresa de Energia del Pacifico S.A.E.S.P. (EPSA), an electric utility system serving the Valle de Cauca province of Colombia, including the area surrounding the city of Cali. Reliant Energy International contributed $152 million of the purchase price for a 28.35% ownership interest in EPSA. In addition to its distribution facilities, EPSA owns 850 MW of electric generation capacity.

     Reliant Energy International has accounted for these transactions under purchase accounting and has recorded its investments and its interest in the affiliates' earnings after the acquisition dates using the equity method. The purchase prices were allocated, on a preliminary basis, using the estimated fair market values of the assets acquired and the liabilities assumed as of the dates of acquisition. The differences between the amounts paid and the underlying fair values of the net assets acquired are being amortized as a component of earnings attributable to unconsolidated affiliates over the estimated lives of the projects ranging from 30 to 40 years. Purchase price adjustments to fixed assets are being amortized over the underlying assets' estimated useful lives.

(b) Combined Financial Statement Data of Equity Investments and Advances to Unconsolidated Subsidiaries.

     The following table sets forth certain summarized financial information of the Company's unconsolidated affiliates as of December 31, 1998 and 1997 and for the years then ended or periods from the respective affiliates' acquisition date through December 31, 1998, 1997 and 1996, if shorter:

                                                     YEAR ENDED DECEMBER 31,
                                    ----------------------------------------------------------
                                           1998                 1997                  1996
                                    ----------------     ----------------     ----------------
                                                           ($ IN THOUSANDS)
Income Statement:
   Revenues.......................  $      2,449,335     $      2,011,927     $        994,743
   Operating Expenses.............         1,762,166            1,460,248              768,993
   Net Income.....................           514,005              403,323              149,038

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                             YEAR ENDED DECEMBER 31,
                                     -------------------------------------
                                            1998                  1997
                                     ----------------     ----------------
                                                 ($ IN THOUSANDS)
Balance Sheet:
   Current Assets................... $      1,841,857     $        726,997
   Noncurrent Assets................       13,643,747            5,791,858
   Current Liabilities..............        4,074,603              566,596
   Noncurrent Liabilities...........        6,284,821            1,398,385
   Owner's Equity...................        5,126,180            4,553,874

(6)  COMMON STOCK

     At December 31, 1998 and 1997 the Company had 296,271,063 and 295,357,276
shares of common stock issued, respectively (out of a total of 700,000,000 authorized shares).

     At December 31, 1998 and 1997, the Company had 284,494,195 and 282,875,266
common shares outstanding, respectively. Outstanding common shares exclude (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (11,674,063 and 12,388,551 at December 31, 1998 and 1997, respectively) and (ii)
treasury shares (102,805 and 93,459 at December 31, 1998 and 1997, respectively). At December 31, 1998 and 1997, the treasury shares of common stock held by the Company represent shares which were received from holders of Company stock options who surrendered shares of Company common stock as partial payment for the exercise price of their stock options.

     In 1998, the Company paid four regular quarterly dividends aggregating $1.50 per share on its common stock pursuant to dividend declarations made in December 1997, March 1998, June 1998 and September 1998. In December 1998, the Company declared its regular quarterly dividend of $0.375 per share to be paid in March 1999. For information regarding certain restrictions on payments of dividends, see Note 8(c).

(7)  PREFERRED AND PREFERENCE STOCK

(a)  Preferred Stock.

     At December 31, 1998 and 1997, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares were outstanding. As of such date, the Company's only outstanding series of preferred stock was its $4.00 Preferred Stock. The $4.00 Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

(b)  Preference Stock.

     At December 31, 1998 and 1997, the Company had 10,000,000 authorized shares of preference stock, of which 700,000 shares are classified as Series A Preference Stock and 27,000 shares are classified as Series B Preference Stock. As of December 31, 1998 and 1997, there were no shares of Series A Preference Stock issued and outstanding (such shares being issuable in accordance with the Company's Shareholder Rights Agreement upon the occurrence of certain events). The number of shares of Series B Preference Stock issued and outstanding as of December 31, 1998 and 1997 was 17,000. On March 27, 1998, the Company designated 1,575 shares of its preference stock as Series C Preference Stock. As of December 31, 1998, the number of shares of Series C Preference Stock issued and outstanding was 1,575. The shares of Series B and Series C Preference Stock are not deemed outstanding for financial reporting purposes because they are held by wholly owned financing subsidiaries of the Company. See Note 8(c).

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Each share of common stock of the Company includes one associated preference stock purchase right (Company Right). Under certain circumstances, each Company Right entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share (Fractional Share) of Series A Preference Stock, without par value (Series A Preference Stock), at a purchase price of $42.50 per Fractional Share, subject to adjustments. The shareholder rights plan was adopted by the shareholders of Former Parent in August 1990 and was assumed by the Company, with certain amendments, effective upon the Merger.

(8)  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

(a)  Consolidated Debt.

     The Company's consolidated long-term and short-term debt outstanding is summarized in the following table. Of the amount of long-term and short-term debt outstanding as of December 31, 1998, $2 billion represents debt of Resources which was adjusted to fair market value as of the Acquisition Date.

              CONSOLIDATED LONG-TERM DEBT AND SHORT-TERM BORROWINGS
                                  (IN MILLIONS)

                                               DECEMBER 31, 1998              DECEMBER 31, 1997
                                          ---------------------------     ---------------------------
                                           LONG-TERM      CURRENT(1)      LONG-TERM       CURRENT(1)
                                          -----------     -----------     -----------     -----------
  Short-term Borrowings:
     Commercial Paper...................                  $     1,360                     $     1,435
     Lines of Credit....................                          150                             390
     Resources Receivables Facility.....                          300                             300
     Notes Payables.....................                            3
                                          -----------     -----------     -----------     -----------
  Total Short-term Borrowings...........                        1,813                           2,125
                                          -----------     -----------     -----------     -----------
  Long-term Debt-net:
     ACES...............................  $     2,350                     $     1,174
     Debentures(2)(3)...................        1,482                             669
     First Mortgage Bonds(2)............        1,866             170           2,495
     Pollution Control Bonds............          581                             118               5
     Resources Medium-term Notes(3).....          178                             182              79
     Notes Payable(3)...................          330             226             565             166
     Capital Leases.....................           14               1              15               1
                                          -----------     -----------     -----------     -----------
  Total Long-term Debt..................        6,801             397           5,218             251
                                          -----------     -----------     -----------     -----------
     Total Borrowings...................  $     6,801     $     2,210     $     5,218     $     2,376
                                          ===========     ===========     ===========     ===========

----------

(1)  Includes amounts due within one year of the date noted.

(2) Includes unamortized discount related to debentures of approximately $1 million at December 31, 1998 and 1997 and unamortized premium related to debentures of approximately $17 million at December 31, 1998. The unamortized discount related to first mortgage bonds was approximately $10 million and $14 million at December 31, 1998 and 1997, respectively.

(3) Includes unamortized premium related to fair value adjustments of approximately $18.1 million and $15.8 million for Debentures at December 31, 1998 and 1997, respectively. The unamortized premium for Resources long-term and medium-term notes at December 31, 1998 was approximately $12 million and $0, respectively, and $0 and $3 million at December 31 1997, respectively. The unamortized premium for long-term and current notes payable was approximately $3 million each at December 31, 1998 and $14 million and $3 million, respectively at December 31, 1997. See Note 1(b).

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Consolidated maturities of long-term debt and sinking fund requirements for the Company (including Resources) are approximately $402 million in 1999, $2.8 billion in 2000, $438 million in 2001, $1.9 billion in 2002 and $199 million in 2003.

(b)  First Mortgage Bonds.

     As of December 31, 1998, the Company had an aggregate of $2.0 billion principal amount of its first mortgage bonds issued and outstanding.

     Sinking or improvement fund requirements of the Company's first mortgage bonds outstanding will be approximately $24 million in 1999, $17 million in 2000, $16 million in 2001 and 2002 and $13 million in 2003. Such requirements may be satisfied by certification of property additions at 100% of the requirements. Sinking or improvement fund requirements for 1998 and prior years have been satisfied by certification of property additions.

     The Company has agreed to expend an amount each year for replacements and improvements in respect of its depreciable mortgaged utility property equal to $1,450,000 plus 2% of net additions to such mortgaged property made after March 31, 1948 and before July 1 of the preceding year. Such requirement may be met with cash, first mortgage bonds, gross property additions or expenditures for repairs or replacements, or by taking credit for property additions at 100% of the requirements. The replacement fund requirement to be satisfied in 1999 is approximately $316.6 million.

     The amount of the first mortgage bonds that may be issued by the Company is unlimited as to issuance, but limited by property, earnings and other provisions of the Mortgage and Deed of Trust dated as of November 1, 1944, between the Company and South Texas Commercial National Bank of Houston (Chase Bank of Texas, National Association, as Successor Trustee) and the supplemental indentures thereto. Substantially all physical assets used in the conduct of the business and operations of Electric Operations are subject to liens securing the long-term debt under the mortgage.

(c)  FinanceCo and FinanceCo II Credit Facilities.

     In August 1997, a limited partnership special purpose subsidiary of the Company (FinanceCo) established a five-year, $1.644 billion revolving credit facility (FinanceCo Facility). The FinanceCo Facility supported $1.360 billion in commercial paper borrowings by FinanceCo at December 31, 1998 recorded as notes payable on the Company's Consolidated Balance Sheet. The weighted average interest rate of these borrowings was 5.88% at December 31, 1998, and 6.15% at December 31, 1997.

     Borrowings under the FinanceCo Facility bear interest at a rate based upon the London interbank offered rate (LIBOR) plus a margin, a base rate or at a rate determined through a bidding process. The FinanceCo Facility may be used
(i) to support the issuance of commercial paper or other short-term indebtedness of FinanceCo, (ii) subject to certain limitations, to finance purchases of Company common stock and (iii) subject to certain limitations, to provide funds for general purposes of FinanceCo, including the making of intercompany loans to, or securing letters of credit for the benefit of, FinanceCo's affiliates.

     The FinanceCo Facility requires the Company to maintain a ratio of consolidated indebtedness for borrowed money to consolidated capitalization (as defined) that does not exceed 0.65:1.00. The FinanceCo Facility also contains restrictions applicable to the Company and certain of its subsidiaries with respect to, among other things, (i) liens, (ii) consolidations, mergers and dispositions of assets, (iii) dividends and purchases of common stock, (iv) certain types of investments and (v) certain changes in its business. The FinanceCo Facility contains customary covenants and default provisions applicable to FinanceCo and its subsidiaries, including limitations on, among other things, additional indebtedness (other than certain permitted indebtedness), liens and certain investments or loans.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Subject to certain conditions and limitations, the Company is required to make cash payments from time to time to FinanceCo from excess cash flow (as defined in the FinanceCo Facility) to the extent necessary to enable FinanceCo to meet its financial obligations. At December 31, 1998, commercial paper supported by the FinanceCo Facility was secured by pledges of (i) all of the limited and general partner interests of FinanceCo, (ii) the Series B Preference Stock and (iii) certain intercompany notes held by FinanceCo. The obligations under the FinanceCo Facility are not secured by the utility assets of the Company or Resources or by the Company's investment in Time Warner securities.

     In March 1998, a limited partnership special purpose subsidiary of the Company (FinanceCo II) executed a $150 million credit agreement (FinanceCo II Facility) which terminated March 2, 1999. Proceeds from $150 million of borrowings under the FinanceCo II Facility were used to fund a portion of the April 1998 purchase by Reliant Energy Power Generation, Inc. (Power Generation) of four electric generation plants. Borrowings under the FinanceCo II Facility bore interest at LIBOR-based and negotiated rates. At December 31, 1998, FinanceCo II had $150 million of borrowings under this facility at an interest rate of 5.75%. In March 1999, the $150 million of borrowings under the FinanceCo II facility were paid at maturity with borrowings under the FinanceCo facility.

(d)  Company Credit Facility.

     The Company meets its short-term financing needs primarily through sales of commercial paper supported by a $200 million revolving credit facility. Borrowings under the facility are unsecured and a facility fee is paid. At December 31, 1998, there was no outstanding commercial paper and there were no outstanding borrowings under the bank facility.

(e)  ACES.

     For information regarding the Company's ACES, including certain accounting losses that may result upon increases in the price of Time Warner common stock, see Note 1(n).

(f)  Pollution Control Revenue Bonds.

     In January 1998, the Matagorda County Navigation District Number One (MCND) issued on behalf of the Company $104.7 million aggregate principal amount of pollution control revenue refunding bonds ($29.7 million at 5.25% and $75 million at 5.15%). The MCND bonds will mature in 2029. Proceeds from the issuance were used in February 1998 to redeem all outstanding 7 7/8% MCND Series 1989A pollution control revenue bonds ($29.7 million) and 7.70% MCND Series 1989B pollution control revenue bonds ($75 million) at a redemption price of 102% of the aggregate principal amount of each series.

     In February 1998, the Brazos River Authority (BRA) issued on behalf of the Company $290 million aggregate principal amount of pollution control revenue refunding bonds. The BRA bonds will mature in May 2019 ($200 million at 5 1/8%) and November 2020 ($90 million at 5 1/8%). Proceeds from the issuance were used in May 1998 to redeem all outstanding 8.25% BRA Series 1988A pollution control revenue bonds ($100 million), 8.25% BRA Series 1988B pollution control revenue bonds ($90 million) and 8.10% BRA Series 1988C pollution control revenue bonds ($100 million) at a redemption price of 102% of the aggregate principal amount of each series.

     In June 1998, the Company repaid at maturity $5 million of its floating-rate pollution control revenue bonds issued on its behalf.

     In September 1998, pollution control revenue refunding bonds aggregating $68.7 million were issued on behalf of the Company by the BRA. The bonds bear an interest rate of 4.9% and mature in October 2015. Proceeds from the issuance were used in October 1998 to redeem $68.7 million principal amount of the 7 3/4% BRA Series 1988D pollution control bonds at a redemption price of 102% of the aggregate principal amount.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     In November 1998, the Company changed the interest rate determination method for (i) the MCND Series 1997 pollution control revenue refunding bonds due November 2028 ($68 million aggregate principal amount outstanding) and (ii) the BRA Series 1997 pollution control revenue refunding bonds due November 2018 ($50 million aggregate principal amount outstanding). The method by which interest on the bonds is determined changed from a floating rate mode to a long-term fixed rate mode. The interest rate for the MCND Series 1997 bonds will be 5 1/8% until maturity of the bonds, and the interest rate for the BRA Series 1997 bonds will be 5.05% until maturity of the bonds. The MCND and BRA Series 1997 bonds, which were issued in January 1997, were mandatorily tendered in November 1998 in connection with the change in the interest rate determination method. The purchase price of the tendered bonds (100% of their principal amount plus accrued interest) was funded with the proceeds from a remarketing of the fixed-rate bonds.

(g)  Resources Credit Facilities.

     In 1998, Resources met its short-term financing needs primarily through a bank facility, bank lines of credit, a receivables facility and the issuance of commercial paper. In March 1998, Resources replaced its $400 million revolving credit facility with a five-year $350 million revolving credit facility (Resources Credit Facility). Borrowings under the Resources Credit Facility are unsecured and bear interest at a rate based upon either LIBOR plus a margin, a base rate or a rate determined through a bidding process. The Resources Credit Facility is used to support Resources' issuance of up to $350 million of commercial paper. There were no commercial paper borrowings and no loans outstanding under the Resources Credit Facility at December 31, 1998. Borrowings under Resources' prior credit facility at December 31, 1997 were $340 million. In addition, Resources had $50 million of outstanding loans under uncommitted lines of credit at December 31, 1997 having a weighted average interest rate of 6.829%.

     A $65 million committed bank facility under which Resources obtained letters of credit and all of Resources' uncommitted lines of credit were terminated in 1998. Subsequent to the December 1998 termination, Resources obtained letters of credit under an uncommitted line. Resources expects to amend the Resources Credit Facility in March 1999 to add a $65 million letter of credit subfacility.

     Under a trade receivables facility (Receivables Facility) which expires in August 1999, Resources sells, with limited recourse, an undivided interest (limited to a maximum of $300 million) in a designated pool of its and certain of its subsidiaries' accounts receivable. The amount of receivables sold and uncollected was $300 million at December 31, 1998 and 1997, respectively. The weighted average interest rate was approximately 5.54% and 5.65% at December 31, 1998 and 1997, respectively. Certain of the remaining receivables serve as collateral for receivables sold and represent the maximum exposure to Resources should all receivables sold prove ultimately uncollectible. Resources has retained servicing responsibility under the Receivables Facility for which it is paid a servicing fee. Pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments Liabilities" (SFAS No. 125), the receivables are recorded as assets and amounts received by Resources under the Receivables Facility are recorded as notes payable.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(h)  Resources Long-term Debt.

     At December 31, 1998, Resources had issued and outstanding $109.6 million aggregate principal amount of its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of Company common stock and $14.24 in cash. Resources is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures, which began on March 15, 1997 and on each succeeding March 15 up to and including March 15, 2011. Resources (i) may credit against the sinking fund requirements any Subordinated Debentures redeemed by Resources and Subordinated Debentures which have been converted at the option of the holder and (ii) may deliver purchased Subordinated Debentures in satisfaction of the sinking fund requirements. During 1998, Resources purchased $6.7 million aggregate principal amount of its Subordinated Debentures at an average purchase price of 97.3% of the aggregate principal amount plus accrued interest.

     In February 1998, Resources issued $300 million principal amount of 6.5% debentures due February 1, 2008. The proceeds from the sale of the debentures were used to repay short-term indebtedness of Resources, including the indebtedness incurred in connection with the 1997 purchase of $101 million aggregate principal amount of its 10% debentures and the repayment of $53 million aggregate principal amount of Resources debt that matured in December 1997 and January 1998. In connection with the issuance of the 6.5% debentures, Resources received approximately $1 million upon unwinding a $300 million treasury rate lock agreement, which was tied to the interest rate on 10-year treasury bonds. The rate lock agreement was executed in January 1998, and proceeds from the unwind will be amortized over the 10 year life of Resources' 6.5% debentures.

     During 1998, Resources repaid the following medium-term notes at maturity:

                 Series                                   Principal Amount
        --------------------------------------            ----------------
                                                           ($ in millions)
        9.30% due January 15, 1998                          $       1.0
        8.74% due May 14, 1998                                     20.0
        8.76% due May 14, 1998                                      5.0
        8.73% due May 15, 1998                                      3.0
        9.07% due July 20, 1998                                    15.0
        8.60% due September 1, 1998                                 3.0
        8.58% due September 1, 1998                                 5.0
        8.64% due September 4, 1998                                12.5
        8.50% due September 14, 1998                                0.5
        8.60% due September 15, 1998                                6.0
        8.43% due September 17, 1998                                5.0
                                                            -----------
                        Total                               $      76.0
                                                            ===========

     In November 1998, Resources sold $500 million aggregate principal amount of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). Included within the TERM Notes is an embedded option sold to an investment bank which gives the investment bank the right to remarket the TERM Notes in 2003 if it chooses to exercise the option. The net proceeds of $514 million from the offering of the TERM Notes were used for general corporate purposes, including the repayment of
(i) $178.5 million of Resources' outstanding commercial paper and (ii) a $150 million term loan of Resources that matured on November 13, 1998. The TERM Notes are unsecured obligations of Resources which bear interest at an annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. The portion of the proceeds attributable to the option premium will be amortized over the stated term of the securities. If the option is not exercised, Resources will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by Resources,

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


within the 52-week period beginning November 1, 2003. During such period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on an index selected by Resources. If the TERM Notes are remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to adjustment, and the effective interest rate on the remarketed TERM Notes will be 5.66% plus Resources' applicable credit spread at the time of such remarketing.

(i)  Restrictions on Resources' Debt.

     Under the provisions of Resources Credit Facility, Resources' total debt is limited to 55% of its total capitalization. At December 31, 1998, this provision did not significantly restrict Resources' ability to issue debt or to pay dividends. At December 31, 1998, Resources ratio of total debt to total capitalization was 40.13%.

(j)  Reliant Energy International Debt.

     In 1996, a subsidiary of Reliant Energy International entered into a $167.5 million loan agreement in order to refinance a portion of the acquisition costs of Light. The full proceeds of the loan, net of a $17.5 million debt reserve account established for the benefit of the lenders, were funded in April 1997. The loan (included in Long-term debt) is secured by, among other things, a pledge of the shares of Light and of a subsidiary of Reliant Energy International that is the indirect holder of the shares of Light.

(9)  TRUST SECURITIES

(a)  Company.

     In February 1997, two Delaware statutory business trusts (Reliant Trusts) established by the Company issued (i) $250 million of preferred securities and
(ii) $100 million of capital securities, respectively. The preferred securities have a distribution rate of 8.125% payable quarterly in arrears, a stated liquidation amount of $25 per preferred security and must be redeemed by March 2046. The capital securities have a distribution rate of 8.257% payable quarterly in arrears, a stated liquidation amount of $1,000 per capital security and must be redeemed by February 2037.

     The Reliant Trusts sold the preferred and capital securities to the public and used the proceeds to purchase $350 million aggregate principal amount of subordinated debentures (Debentures) from the Company having interest rates corresponding to the distribution rates of the securities and maturity dates corresponding to the mandatory redemption dates of the securities. The Reliant Trusts are accounted for as wholly owned consolidated subsidiaries of the Company. The Debentures represent the Reliant Trusts' sole assets and its entire operations. The Company has fully and unconditionally guaranteed, on a subordinated basis, each Trust's obligations, including the payment of distributions and all other payments due with respect to the respective preferred and capital securities. The preferred and capital securities are mandatorily redeemable upon the repayment of the related Debentures at their stated maturity or earlier redemption.

     Subject to certain limitations, the Company has the option of deferring payments of interest on the Debentures held by the Reliant Trusts. If and for as long as interest payments on the Debentures have been deferred, or an event of default under the indenture relating thereto has occurred and is continuing, the Company may not pay dividends on its capital stock. As of December 31, 1998, no interest payments on the Debentures had been deferred.

(b)  Resources.

     In June 1996, a Delaware statutory business trust (Resources Trust) established by Resources issued in a public offering $172.5 million of convertible preferred securities and sold approximately $5.3 million of Resources Trust common securities (106,720 securities, representing 100% of the Resources Trust's common equity) to Resources. The

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


convertible preferred securities have a distribution rate of 6.25% payable quarterly in arrears, a stated liquidation amount of $50 per convertible preferred security and must be redeemed by 2026. The Resources Trust sold the convertible preferred securities to the public and used the proceeds, in addition to the common securities proceeds, to purchase $177.8 million of 6.25% Convertible Junior Subordinated Debentures from Resources, which Debentures have an interest rate corresponding to the distribution rate of the convertible preferred securities and a maturity date corresponding to the mandatory redemption date of the convertible preferred securities. The Resources Trust is accounted for as a wholly owned consolidated subsidiary of Resources. The junior subordinated debentures represent the sole assets of the Resources Trust and its entire operations. Resources has fully and unconditionally guaranteed, on a subordinated basis, the Resources Trust's obligations, including the payment of distributions and all other payments, with respect to the convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the related junior subordinated debentures at their stated maturity or earlier redemption. Each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Company common stock. During 1998, convertible preferred securities aggregating $15.5 million were converted, leaving $0.9 million liquidation amount of convertible preferred securities outstanding at December 31, 1998.

     Subject to certain limitations, Resources has the option of deferring payments of interest on the Debentures held by the Resources Trust. If and for as long as interest payments on the Debentures have been deferred, or on event of default under the indenture relating thereto has occurred and is continuing, Resources may not pay dividends on its capital stock. As of December 31, 1998, no interest payments on the Debentures had been deferred.

(10) STOCK-BASED INCENTIVE COMPENSATION PLANS AND RETIREMENT PLANS

(a)  Incentive Compensation Plans.

     The Company has Long-Term Incentive Compensation Plans (LICP) and other incentive compensation plans that provide for the issuance of stock-based incentives (including performance-based stock compensation and restricted shares, stock options and stock appreciation rights) to key employees of the Company, including officers. As of December 31, 1998, 273 current and former employees participated in the plans. A maximum of approximately 9 million shares of common stock may be issued under these plans. Under the LICP, beginning one year after the grant date, the options become exercisable in one-third increments each year. Performance-based stock compensation issued and restricted shares granted were 98,413 in 1998, 704,865 in 1997 and 69,905 in 1996.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Stock option activity for the years 1996 through 1998 is summarized below:

                                                                                                  WEIGHTED AVERAGE
                                                                                     NUMBER       PRICE AT DATE OF
                                                                                    OF SHARES     GRANT OR EXERCISE
                                                                                    ---------     -----------------
  Outstanding at December 31, 1995.........................................           411,342      $      21.1414
    Options Granted........................................................           101,798      $       24.375
    Options Exercised......................................................              (574)     $        17.75
    Options Withheld for Taxes.............................................               (90)
    Options Canceled.......................................................           (13,824)
  Outstanding at December 31, 1996.........................................           498,652      $      21.7796
    Options Granted........................................................           382,954      $      21.0673
    Options Converted at Acquisition(1)....................................           622,504      $      12.9002
    Options Exercised(1)...................................................          (281,053)     $       9.2063
    Options Withheld for Taxes.............................................               (72)
    Options Canceled.......................................................          (148,418)
  Outstanding at December 31, 1997.........................................         1,074,567      $      19.0728
    Options Granted........................................................         2,243,535      $      26.3112
    Options Exercised(1)...................................................          (287,591)     $      15.6576
    Option Withheld for Taxes..............................................            (6,854)
    Options Canceled.......................................................           (78,003)
  Outstanding at December 31, 1998.........................................         2,945,654      $      24.8668

                                                                                      NUMBER       RANGE OF EXERCISE
                                                                                     OF SHARES          PRICES
                                                                                     ---------     ---------------
  Exercisable at:
    December 31, 1998......................................................           531,855      $    7.00-35.18
    December 31, 1997......................................................           645,304      $    7.00-35.18
    December 31, 1996......................................................           280,270      $   17.75-23.25

----------

(1) Effective upon the Merger, each holder of an unexpired Resources stock option, whether or not then exercisable, was entitled to elect to either
     (i) have all or any portion of their Resources stock options canceled and "cashed out" or (ii) have all or any portion of their Resources stock options converted to the Company's stock options. There were 828,297 Resources stock options converted into 622,504 of the Company's stock options at the Acquisition Date. Options exercised during 1998 and 1997 included approximately 210,000 and 277,000 shares, respectively, related to Resources stock options which were converted at the Merger.

     Effective January 1, 1996, the Company adopted SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). In accordance with SFAS No. 123, the Company will continue to apply the existing rules contained in Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees," and disclose the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock compensation as required by SFAS No. 123.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The following pro forma summary of the Company's consolidated results of operations has been prepared as if the fair value based method of accounting for employee stock compensation required by SFAS No. 123 had been applied:

                                                                             1998           1997          1996
                                                                          ----------     ----------    ----------
                                                                                   (THOUSANDS OF DOLLARS,
                                                                                   EXCEPT PER SHARE DATA)
  Net Income (Loss) available for common stock as reported..............  $ (141,482)    $  420,948    $  404,944
  SFAS No. 123 effect...................................................      (6,383)        (2,374)       (1,098)
                                                                          ----------     ----------    ----------
  Pro forma Net Income (Loss) available for common stock................  $ (147,865)    $  418,574    $  403,846
                                                                          ==========     ==========    ==========

  Pro forma Basic Earnings per Common Share.............................  $     (.50)    $     1.66    $     1.66
  Pro forma Diluted Earnings per Common Share...........................        (.52)          1.65          1.66

     The fair value of options granted during 1996, 1997 and 1998 was calculated using the Black-Scholes model. The significant assumptions incorporated in the Black-Scholes model in estimating the fair value of the options include (i) an interest rate of 5.65% for 1996, 6.58% for 1997 and 5.65% for 1998 that represents the interest rate on a U.S. Treasury security with a maturity date corresponding with the option term, (ii) an option term of ten years, (iii) volatility of 15.713% for 1996, 22.06% for 1997 and 24.01% for 1998 calculated using daily stock prices for the period prior to the grant date and (iv) expected common dividends of $1.50 per share representing annualized dividends at the date of grant.

(b)  Pension.

     The Company has a noncontributory retirement plan which covers the employees of the Company and its subsidiaries other than Resources. Resources has two noncontributory retirement plans: (i) the plan which covers the employees of Resources other than Minnegasco employees and (ii) the plan which covers Minnegasco employees. The plans provide retirement benefits based on years of service and compensation. The Company's and Resources' funding policy is to contribute amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the plans consist principally of common stocks and high-quality, interest-bearing obligations. The net periodic pension costs, prepaid pension costs and benefit obligation have been determined separately for each plan.

     In 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

     Net pension cost for the Company attributable to continuing operations includes the following components:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                         -----------------------------------------
                                                                            1998           1997            1996
                                                                         ----------     ----------     -----------
                                                                                   (THOUSAND OF DOLLARS)
  Service cost-- benefits earned during the  period..................... $   33,436     $   26,848     $    24,392
  Interest cost on projected benefit obligation.........................     85,132         67,641          51,560
  Expected (return) loss on plan assets.................................   (121,196)       (86,372)        (57,818)
  Net amortization......................................................          6              6               6
                                                                         ----------     ----------     -----------
            Net pension cost............................................     (2,622)         8,123          18,140
  Transfer of obligation to STPNOC......................................                    (6,077)
  SFAS No. 88-- curtailment expense.....................................                    12,947          12,698
                                                                         ----------     ----------     -----------
            Total pension cost.......................................... $   (2,622)    $   14,993     $    30,838
                                                                         ==========     ==========     ===========

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Following are reconciliations of the Company's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 1998 and 1997.

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                    1998                1997
                                                                                -------------      -------------
                                                                                     (THOUSANDS OF DOLLARS)
  CHANGE IN BENEFIT OBLIGATION
     Benefit obligation, beginning of year....................................  $   1,246,582      $     756,597
     Service cost.............................................................         33,436             26,848
     Interest cost............................................................         85,132             67,641
     Benefits paid............................................................        (69,182)           (71,924)
     Plan amendments..........................................................       (161,326)
     Acquisitions and divestitures............................................                           439,545
     Actuarial (gain) loss....................................................        254,802             27,875
                                                                                -------------      -------------
     Benefit obligation, end of year..........................................  $   1,389,444      $   1,246,582
                                                                                -------------      -------------

  CHANGE IN PLAN ASSETS
     Plan asset, beginning of year............................................      1,304,023            675,401
     Benefits paid............................................................        (69,182)           (71,924)
     Employer contributions...................................................         47,406             41,332
     Acquisitions and divestitures............................................                           534,692
     Actual investment return.................................................        147,635            124,522
                                                                                -------------      -------------
     Plan assets, end of year.................................................  $   1,429,882      $   1,304,023
                                                                                -------------      -------------

  RECONCILIATION OF FUNDED STATUS
     Funded status............................................................         40,438             57,441
     Unrecognized transition (asset) or obligation............................         (7,205)            (9,008)
     Unrecognized prior service cost..........................................       (148,400)            14,734
     Unrecognized actuarial (gain) loss.......................................        240,864             12,501
                                                                                -------------      -------------
     Net amount recognized....................................................  $     125,697      $      75,668
                                                                                =============      =============

Amounts recognized in the Company's Consolidated Balance Sheet consist of:

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                --------------------------------
                                                                                    1998                1997
                                                                                -------------      -------------
                                                                                     (THOUSANDS OF DOLLARS)
  Prepaid benefit cost........................................................  $     125,697      $      95,815
  Accrued benefit liability...................................................                           (20,147)
                                                                                -------------      -------------
  Net amount recognized.......................................................  $     125,697      $      75,668
                                                                                =============      =============

     The benefit obligation was determined using an assumed discount rate of 6.50% in 1998 and 7.25% in 1997 and 1996. A long-term annual rate of compensation increase ranging from 3.5% to 5.5% in 1998 and 4% to 6% in 1997 and 1996 was assumed for both the Company and Resources plans, respectively. The assumed long-term rate of return on plan assets was 10% in 1998 and 9.5% in 1997 and 1996 (10% for the Resources plans in 1997). The transitional asset at January 1, 1986, is being recognized over approximately 17 years, and the prior service cost is being recognized over approximately 15 years for the Company's plan. The unrecognized transitional asset, prior service cost and net (gain) or loss related to the Resources' plans were recognized at the Acquisition Date.

     Pursuant to SFAS No. 71, the Company's deferred costs associated with the increases in its benefit obligations related to a 1995 early retirement incentive program were amortized through the period ending December 31, 1997. In 1997 and 1996, the Company amortized $12.9 million and $12.7 million, respectively, of those costs as a

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


curtailment under SFAS No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits" (SFAS No. 88), with regards to the Company's early retirement program.

     In 1998, the Company's board of directors approved an amendment, effective January 1, 1999, which converted the present value of the accrued benefits under the existing pension plans into a cash balance pension plan. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage is 4%.

     The purpose of the plan change is to continue to provide uniform retirement income benefits across all employee groups, which are competitive both within the utility industry as well as with other companies within the United States.

     The Company will continue to reflect the costs of the pension plan according to the provisions of SFAS No. 87, as amended by SFAS No. 132. As a result of the January 1, 1999 amendment, which is reflected in the December 31, 1998 disclosure, the Company's benefit obligation declined $161 million. The plan amendment had no impact on 1998 expense.

     The actuarial loss is due to changes in certain actuarial assumptions.

(c)  Savings Plan.

     The Company has an employee savings plan that qualifies as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (IRC). Under the plan, participating employees may contribute a portion of their compensation, pretax or after-tax, up to a maximum of 16% of compensation limited by an annual deferral limit ($10,000 for calendar year
1998) prescribed by IRC Section 402(g) and the IRC Section 415 annual additions limits. Through 1998, the Company matched 70% of the first 6% of each employee's compensation contributed, subject to a vesting schedule which entitled the employee to a percentage of the matching contributions depending on years of service. Substantially all of the Company's match is invested in the Company's common stock.

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

     As provided for under Statement of Position 93-6 (SOP 93-6), the Company recognizes benefit expense for the ESOP equal to the fair value of the ESOP shares committed to be released. In accordance with SOP 93-6, the Company credits to unearned ESOP shares the original purchase price of ESOP shares committed to be released to plan participants with the difference between the fair value of the shares and the original purchase price recorded to common stock. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings; dividends on unallocated ESOP shares are recorded as a reduction of debt or accrued interest on the ESOP loan.

     The Company's savings plan benefit expense attributable to operations was $13.8 million, $18.4 million and $16.0 million in 1998, 1997 and 1996, respectively.

     The ESOP shares were as follows:

                                                                     DECEMBER 31,
                                                           ---------------------------------
                                                                1998               1997
                                                           --------------     --------------
  Allocated shares transferred/distributed from the
    Savings Plan(1).......................................      1,916,508          1,920,406
  Allocated shares........................................      5,171,613          4,453,227
  Unearned shares.........................................     11,674,063         12,388,551
                                                           --------------     --------------
       Total original ESOP shares.........................     18,762,184         18,762,184
                                                           ==============     ==============
  Fair value of unearned ESOP shares...................... $  374,270,460     $  331,393,739

----------

(1) 1,102,203 allocated shares transferred are related to shares transferred to STPNOC in December 1997.

     Resources has an employee savings plan (Resources Savings Plan) which covers substantially all employees other than Reliant Energy Minnegasco employees. Under the terms of the Resources Savings Plan, employees may contribute up to 12% of total compensation, which contributions up to 6% are matched by the Company. The Reliant Energy Minnegasco employees are covered by a savings plan, the terms of which are somewhat similar to the Resources Savings Plan. Employer contributions related to the Resources and Reliant Energy Minnegasco Savings Plan were $10.8 million and $3.7 million in 1998 and 1997 since the Acquisition Date, respectively.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(d)  Postretirement Benefits.

     The Company and Resources record the liability for post-retirement benefit plans other than pensions (primarily health care) under SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The Company is amortizing over a 22 year period approximately $213 million to cover the "transition cost" of adopting SFAS No. 106 (i.e., the Company's liability for postretirement benefits payable with respect to employee service years accrued prior to the adoption of SFAS No. 106). The unrecognized transitional asset and net (gain) loss related to the Resources plans were recognized at the Acquisition Date.

     As provided in the 1995 Rate Case Settlement, Electric Operations is required to fund during each year in an irrevocable external trust approximately $22 million of postretirement benefit costs which are included in its rates. Reliant Energy Minnegasco is required to fund postretirement benefit costs for the amount included in its rates. The Company and Resources, excluding Electric Operations and Reliant Energy Minnegasco, will continue funding their postretirement benefits on a pay-as-you-go basis.

         Following are reconciliations of the Company's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 1998 and 1997.

                                                                    YEAR ENDED DECEMBER 31,
                                                               --------------------------------
                                                                   1998                1997
                                                               -------------      -------------
                                                                    (THOUSANDS OF DOLLARS)
  CHANGE IN BENEFIT OBLIGATION
     Benefit obligation, beginning of year.................... $     269,531      $     144,275
     Service cost.............................................         8,060              8,927
     Interest cost............................................        17,270             14,176
     Benefits paid............................................       (20,662)           (11,963)
     Participant contributions................................         2,960              1,591
     Plan amendments..........................................        98,918
     Acquisitions.............................................                          115,721
     Divestitures.............................................                          (10,277)
     Actuarial (gain) loss....................................        33,734              7,081
                                                               -------------      -------------
     Benefit obligation, end of year.......................... $     409,811      $     269,531
                                                               -------------      -------------

  CHANGE IN PLAN ASSETS
     Plan asset, beginning of year............................ $      56,340      $      38,493
     Benefits paid............................................       (20,662)           (11,963)
     Employer contributions...................................        32,889             18,440
     Participant contributions................................         2,960              1,591
     Acquisitions.............................................                            2,909
     Divestitures.............................................                           (6,000)
     Actual investment return.................................        12,541             12,870
                                                               -------------      -------------
     Plan assets, end of year................................. $      84,068      $      56,340
                                                               -------------      -------------

  RECONCILIATION OF FUNDED STATUS
     Funded status............................................ $    (325,743)     $    (213,191)
     Unrecognized transition (asset) or obligation............       144,046            153,175
     Unrecognized prior service cost..........................        98,918
     Unrecognized actuarial (gain) loss.......................       (61,530)           (94,531)
                                                               -------------      -------------
     Net amount recognized at end of year..................... $    (144,309)     $    (154,547)
                                                               =============      =============

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The assumed health care cost trend rates used in measuring the postretirement benefit obligation in 1998 are as follows:

           Medical -- under 65.........................................  6.0%
           Medical -- 65 and over......................................  6.7%

     The assumed health care rates gradually decline to 5.4% for both medical categories by 2001. The accumulated postretirement benefit obligation was determined using an assumed discount rate of 6.5% for 1998 and 7.25% for 1997. A long-term annual rate of compensation increase ranging from 3.5% to 5.5% and 4.0% to 6.0% was assumed in 1998 and 1997, respectively. The assumed long-term rate of return on plan assets was 10% in 1998 and 9.5% in 1997.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1998 would be increased by approximately 4.7%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 5.1%. If the healthcare cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 1998 would be decreased by approximately 4.3%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 4.6%.

     In 1998, the Company's board of directors approved an amendment, effective January 1, 1999, which created an account balance based on credited service at December 31, 1998. Under the new plan, each participant has an account, for recordkeeping purposes only, to which a $750 credit is allocated annually. This account balance vests after 5 years of service after age 50. At retirement the account balance can be used to purchase medical benefits. It may not be taken as cash.

     The purpose of the plan change is to continue to provide uniform retiree medical benefits across all employee groups, which are competitive both within the utility industry as well as with other companies within the United States.

     The Company will continue to reflect the costs of the retiree medical plan according to the provisions of SFAS No. 106 as amended by SFAS No. 132. As a result of the January 1, 1999 amendment, which is reflected in the December 31, 1998 disclosure, the Company's benefit obligation increased $99 million. The plan amendment had no impact on 1998 expense.

     The actuarial loss is due to changes in certain actuarial assumptions.

(e)  Postemployment Benefits.

     The Company records postemployment benefits based on SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which requires the recognition of a liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Net postemployment benefit costs were not material in 1998, 1997 and 1996.

(11) INCOME TAXES

     The Company records income taxes under SFAS No. 109, "Accounting for Income Taxes" (SFAS No. 109), which, among other things, (i) requires that the liability method be used in computing deferred taxes on all temporary differences between book and tax bases of assets other than nondeductible goodwill; (ii) requires that deferred tax liabilities and assets be adjusted for an enacted change in tax laws or rates; and (iii) prohibits net-of-tax accounting and reporting. SFAS No. 109 requires that regulated enterprises recognize such adjustments as regulatory assets or liabilities if it is probable that such amounts will be recovered from or returned to customers in future rates.

     The Company's current and deferred components of income tax expense (benefit) are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                   1998           1997           1996
                                               ------------   ------------  ------------
                                                         (THOUSANDS OF DOLLARS)
  Current....................................  $    439,322   $    199,011  $    150,658
  Deferred ..................................      (469,754)         7,363        49,507
                                               ------------   ------------  ------------
  Income taxes...............................  $    (30,432)  $    206,374  $    200,165
                                               ============   ============  ============

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The Company's effective income tax rates are lower than statutory corporate rates for each year as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                          -----------------------------------------
                                                                             1998           1997           1996
                                                                          -----------    -----------    -----------
                                                                                    (THOUSANDS OF DOLLARS)
   Income (loss) before income taxes....................................  $  (171,524)   $   627,484    $   605,109
   Preferred dividends of subsidiary....................................                       2,255         22,563
                                                                          -----------    -----------    -----------
        Total...........................................................     (171,524)       629,739        627,672
   Statutory rate.......................................................           35%            35%            35%
                                                                          -----------    -----------    -----------
   Income taxes at statutory rate.......................................      (60,033)       220,409        219,685
                                                                          -----------    -----------    -----------
   Net addition (reduction) in taxes resulting from:
      State income taxes, net of federal income tax benefit.............       16,853             (9)
      Amortization of investment tax credit.............................      (20,123)       (19,777)       (18,404)
      Excess deferred taxes.............................................       (4,011)        (5,570)        (4,331)
      Difference between book and tax depreciation for which deferred
        taxes have not been normalized..................................       37,069         27,466         22,638
      Equity dividend exclusion.........................................         (980)        (5,075)       (10,194)
      Equity income - foreign affiliates................................      (23,241)       (17,011)        (5,936)
      Goodwill..........................................................       18,049          7,242
      Other - net.......................................................        5,985         (1,301)        (3,293)
                                                                          -----------    -----------    -----------
        Total...........................................................       29,601        (14,035)       (19,520)
                                                                          -----------    -----------    -----------
   Income taxes.........................................................  $   (30,432)   $   206,374    $   200,165
                                                                          ===========    ===========    ===========
   Effective rate.......................................................         17.7%          32.8%          31.9%

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Following are the Company's tax effects of temporary differences attributable to continuing operations resulting in deferred tax assets and liabilities:

                                                                                     -----------------------------
                                                                                              DECEMBER 31,
                                                                                     -----------------------------
                                                                                         1998             1997
                                                                                     ------------     ------------
                                                                                         (THOUSANDS OF DOLLARS)
  Deferred Tax Assets:
    Alternative minimum tax credit carryforwards.................................... $     39,893     $     60,669
    Employee benefits...............................................................      154,746          145,794
    Disallowed plant cost - net.....................................................       56,219           22,378
    ACES............................................................................      454,165           42,491
    State operating loss carryforwards..............................................       23,178           29,515
    Deferred state income taxes.....................................................       14,455           14,460
    Other...........................................................................       92,659           69,235
    Valuation allowance.............................................................       (8,591)          (6,353)
                                                                                     ------------     ------------
       Total deferred tax assets - net.............................................. $    826,724          378,189
                                                                                     ------------     ------------
  Deferred Tax Liabilities:
    Depreciation.................................................................... $  2,106,860     $  2,115,717
    Deferred plant costs - net......................................................      147,278          186,472
    Regulatory tax asset - net .....................................................      418,339          356,509
    Capitalized taxes, employee benefits and removal costs..........................       60,099           46,584
    Gain on sale of cable television subsidiary.....................................      222,942          222,942
    Deferred state income taxes.....................................................       70,000           70,000
    Deferred gas costs..............................................................       13,663           34,113
    Loss on reacquired debt.........................................................       44,077           39,503
    Other...........................................................................      107,502           99,130
                                                                                     ------------     ------------
       Total deferred tax liabilities...............................................    3,190,760        3,170,970
                                                                                     ------------     ------------
            Accumulated deferred income taxes - net................................. $  2,364,036     $  2,792,781
                                                                                     ============     ============

     Tax Refund Case. In July 1990, the Company paid approximately $104.5 million to the Internal Revenue Service (IRS) following an IRS audit of Former Parent's 1983 and 1984 federal income tax returns. In November 1991, Former Parent filed a refund suit in the U.S. Court of Federal Claims seeking the return of $52.1 million of tax and $36.3 million of accrued interest, plus interest on both of those amounts accruing after July 1990. The major contested issue in the refund case involved the IRS allegation that certain amounts related to the over-recovery of fuel costs should have been included as taxable income in 1983 and 1984 even though the Company had an obligation to refund the over-recoveries to its ratepayers.

     In September 1997, the United States Court of Appeals upheld a lower court ruling that the Company (as successor corporation to Former Parent) was due a refund of federal income taxes assessed on fuel over-recoveries during 1983 and 1984 that subsequently were refunded to Electric Operations' customers.

     In February 1998, the Company received a refund of approximately $142 million in taxes and interest paid by Former Parent in July 1990, including interest accrued since 1990 in the amount of approximately $57 million. After giving effect to the Company's deferred recognition of the 1990 tax payment and payment of federal income taxes due on the accrued interest on the refund, the refund had the effect of increasing the Company's earnings in the fourth quarter of 1997 by $37 million (after-tax).

     Tax Attribute Carryforwards. At December 31, 1998, Resources has approximately $368 million of state net operating losses available to offset future state taxable income through the year 2013. In addition, Resources has approximately $33 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable, if any, over an indefinite period (although not below the tentative minimum tax otherwise due

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


in any year), and approximately $2.6 million of state alternative minimum tax credits which are available to reduce future state income taxes payable, if any, through the year 2001. The valuation allowance reflects a net increase of $2.3 million in 1998. This net increase results from a reassessment of Resources' usage of state tax attributes, including the future ability to use state net operating loss and alternative minimum tax credit carryforwards offset by changes in valuation allowances provided for expiring state net operating loss carryforwards.

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

(b)  Fuel and Purchased Power.

     The Company is a party to several long-term coal, lignite and natural gas contracts which have various quantity requirements and durations. Minimum payment obligations for coal and transportation agreements are approximately $210 million in 1999, $187 million in 2000 and $188 million in 2001. Additionally, minimum payment obligations for lignite mining and lease agreements are approximately $9 million for 1999, $10 million for 2000 and $10 million for 2001. Minimum payment obligations for both natural gas purchase and storage contracts associated with Electric Operations are approximately $10 million in 1999, $9 million in 2000 and $9 million in 2001.

     The Company also has commitments to purchase firm capacity from two cogenerators totaling approximately $22 million in both 1999 and 2000. Texas Utility Commission rules currently allow recovery of these costs through Electric Operations' base rates for electric service and additionally authorize the Company to charge or credit customers through a purchased power cost recovery factor for any variation in actual purchased power costs from the cost utilized to determine its base rates. In the event that the Texas Utility Commission, at some future date, does not allow recovery through rates of any amount of purchased power payments, these two firm capacity contracts contain provisions allowing the Company to suspend or reduce payments and seek repayment for amounts disallowed. Both of these firm capacity contracts have initial terms ending March 31, 2005.

(c)  Operations Agreement with City of San Antonio.

     As part of the 1996 settlement of certain litigation claims asserted by the City of San Antonio with respect to the South Texas Project, the Company entered into a 10-year joint operations agreement under which the Company and the City of San Antonio, acting through the City Public Service Board of San Antonio
(CPS), share savings resulting from the joint dispatching of their respective generating assets in order to take advantage of each system's lower cost resources. Under the terms of the joint operations agreement entered into between CPS and Electric Operations, the Company has guaranteed CPS minimum annual savings of $10 million and a minimum cumulative savings of $150 million over the 10-year term of the agreement. Based on current forecasts and other assumptions regarding the combined operation of the two generating systems, the Company anticipates that the savings resulting from joint operations will equal or exceed the minimum savings guaranteed under the joint operating agreement. In 1996, savings generated for CPS' account for a partial year of joint operations were approximately $14 million. In 1997 and 1998, savings generated for CPS' account for a full year of operation were approximately $22 million and $14 million, respectively.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(d)  Transportation Agreement.

     Resources had an agreement (ANR Agreement) with ANR Pipeline Company (ANR) which contemplated that Resources would transfer to ANR an interest in certain of Resources' pipeline and related assets. The interest represented capacity of 250 Mmcf/day. Under the ANR Agreement, an ANR affiliate advanced $125 million to Resources. Subsequently, the parties restructured the ANR Agreement and Resources refunded in 1995 and 1993, respectively, $50 million and $34 million to ANR or an affiliate. Resources recorded $41 million as a liability reflecting ANR's or its affiliates' use of 130 Mmcf/day of capacity in certain of Resources' transportation facilities. The level of transportation will decline to 100 Mmcf/day in the year 2003 with a refund of $5 million to an ANR affiliate. The ANR Agreement will terminate in 2005 with a refund of the remaining balance.

(e)  Lease Commitments.

     The following table sets forth certain information concerning the Company's obligations under non-cancelable long-term operating leases:

     Minimum Lease Commitments at December 31, 1998 (1)
     (Millions of Dollars)

          1999....................................................  $      20
          2000....................................................         16
          2001....................................................         15
          2002....................................................         11
          2003....................................................         10
          2004 and beyond.........................................         66
                                                                    ---------
                    Total.........................................  $     138
                                                                    ---------

----------

(1) Principally consisting of rental agreements for building space and data processing equipment and vehicles (including major work equipment).

     Resources has a master leasing agreement which provides for the lease of vehicles, construction equipment, office furniture, data processing equipment and other property. For accounting purposes, the lease is treated as an operating lease. Resources does not expect to lease additional property under this lease agreement.

     Total rental expense for all Resources' leases was approximately $25 million in 1998. Total rental expense for all leases in 1997 since the Acquisition Date was approximately $15 million.

(f)  Letters of Credit.

     At December 31, 1998, the Company and Resources had letters of credit incidental with their ordinary business operations totaling approximately $34 million under which they are obligated to reimburse drawings, if any.

(g)  Indemnity Provisions.

     At December 31, 1998, Resources had a $5.8 million accounting reserve on the Company's Consolidated Balance Sheet in Other Deferred Credits for possible indemnity claims asserted in connection with its disposition of Resources' former subsidiaries or divisions, including the sale of (i) Louisiana Intrastate Gas Corporation, a former Resources subsidiary engaged in the intrastate pipeline and liquids extraction business; (ii) Arkla Exploration Company, a former Resources subsidiary engaged in oil and gas exploration and production activities; and (iii) Dyco Petroleum Company, a former Resources subsidiary engaged in oil and gas exploration and production.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(h)  Environmental Matters.

     The Company is a defendant in litigation arising out of the environmental remediation of a site in Corpus Christi, Texas. The litigation was instituted in 1985 by adjacent landowners. The litigation is pending before the United States District Court for the Southern District of Texas, Corpus Christi Division. The site was operated by third parties as a metals reclaiming operation. Although the Company neither operated nor owned the site, certain transformers and other equipment originally sold by the Company may have been delivered to the site by third parties. The Company and others have remediated the site pursuant to a plan approved by appropriate state agencies and a federal court. To date, the Company has recovered or has commitments to recover from other responsible parties $2.2 million of the more than $3 million it has spent on remediation.

     In 1992, the United States Environmental Protection Agency (EPA) (i) identified the Company, along with several other parties, as "potentially responsible parties" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for the costs of cleaning up a site located adjacent to one of the Company's transmission lines in La Marque, Texas and (ii) issued an administrative order for the remediation of the site. The Company believes that the EPA took this action solely on the basis of information indicating that the Company in the 1950s acquired record title to a portion of the land on which the site is located. The Company does not believe that it now or previously has held any ownership interest in the property covered by the order and has obtained a judgement to that effect from a court in Galveston County, Texas. Based on this judgement and other defenses that the Company believes to be meritorious, the Company has elected not to adhere to the EPA's administrative order, even though the Company understands that other PRPs are proceeding with site remediation. To date, neither the EPA nor any other PRP has instituted an action against the Company for any share of the remediation costs for the site. However, if the Company was determined to be a responsible party, the Company could be jointly and severally liable along with the other PRPs for the aggregate remediation costs of the site (which the Company currently estimates to be approximately $80 million in the aggregate) and could be assessed substantial fines and damage claims. Although the ultimate outcome of this matter cannot currently be predicted at this time, the Company does not believe that this case will have a material adverse effect on the Company's financial condition, liquidity or results of operations.

     From time to time the Company and its subsidiaries have received notices from regulatory authorities or others regarding their status as potential PRPs in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue its practice of vigorously contesting claims which it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operation or cash flows.

(i) Other.

     Electric Operations' service area is heavily dependent on oil, gas, refined products, petrochemicals and related businesses. Significant adverse events affecting these industries would negatively affect the revenues of the Company.

     The Company and Resources are involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the effect on the Company's and Resources' respective financial statements, if any, from the disposition of these matters will not be material.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class, against the Company and Houston Industries Finance Inc. (formerly a wholly owned subsidiary of the Company) citing underpayment of municipal franchise fees. The plaintiffs claim, among other things, that from 1957 to the present, franchise fees should have been paid on sales taxes collected by Electric Operations on receipts from sales to other utilities and on receipts from services as well as sales of electricity. Plaintiffs advance their claims notwithstanding their failure to notice such claims over the previous four decades. Because all of the franchise ordinances affecting Electric Operations expressly impose fees only on receipts from sales of electricity for consumption within a city, the Company regards plaintiffs' allegations as spurious and is vigorously contesting the matter. The plaintiffs' pleadings assert that their damages exceed $250 million. The District Court for Harris County has granted a partial summary judgment in favor of the Company dismissing all claims for franchise fees based on sales tax collections. Other motions for partial summary judgment remain pending. Although the Company believes the claims to be without merit, the Company cannot at this time estimate a range of possible loss, if any, from the lawsuit, nor can any assurance be given as to its ultimate outcome.

(13) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                                DECEMBER 31,
                                                      ------------------------------------------------------------
                                                                   1998                            1997
                                                      -----------------------------     --------------------------
                                                        CARRYING           FAIR          CARRYING         FAIR
                                                         AMOUNT            VALUE          AMOUNT          VALUE
                                                      ------------      -----------     -----------    -----------
                                                                         (THOUSANDS OF DOLLARS)
  Financial Assets:
    Company:
       Investment in Time Warner securities.......... $    990,000      $ 2,843,585     $   990,000    $ 1,420,360
    Resources:
       Energy Derivatives - non-trading..............           --               --           9,399         13,060

  Financial Liabilities:
    Company:
       First mortgage bonds..........................    2,036,284        2,177,434       2,495,459      2,651,260
       Pollution control revenue bonds...............      581,385          582,069         123,000        123,000
       Debentures....................................      349,468          378,825         349,283        379,490
       ACES..........................................    2,349,997        2,436,949       1,173,786      1,307,247
       Trust preferred and capital securities........      341,075          366,182         340,882        366,220
       Interest rate swaps...........................          109            3,160              65          1,679
    Resources:
       Long-term debt................................    1,513,289        1,746,641       1,148,848      1,147,344
       Trust preferred securities....................        1,157            1,467          21,290         24,569
       Energy Derivatives - non-trading..............           --            8,166              --             --
       Interest rate swaps...........................           --               --              --            755

     The fair values of cash and short-term investments, investment in the Company's nuclear decommissioning trust, short-term and other notes payable and floating rate debt of Reliant Energy International are estimated to be equivalent to carrying amounts. The remaining fair values have been determined using quoted market prices of the same or similar securities when available or other estimation techniques.

     The fair value of financial instruments included in the trading operations of Reliant Energy Services are marked-to-market at December 31, 1998 (see Note
2). Therefore, they are stated at fair value and are excluded from the table.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(14) UNAUDITED QUARTERLY INFORMATION

     The following unaudited quarterly financial information includes, in the opinion of management, all adjustments (which comprise only normal recurring accruals) necessary for a fair presentation. Quarterly results are not necessarily indicative of a full year's operations because of seasonality and other factors, including rate increases and variations in operating expense patterns. Results of operations of the Resources businesses, purchased in 1997, are included beginning on the Acquisition Date.

                                                                       YEAR ENDED DECEMBER 31, 1998
                                                        ----------------------------------------------------------
                                                           FIRST          SECOND          THIRD          FOURTH
                                                          QUARTER         QUARTER        QUARTER        QUARTER
                                                        ------------    -----------    ------------   ------------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues (1)........................................... $  2,631,322    $ 2,736,626    $  3,465,487   $  2,655,029
Operating Income (1)...................................      282,892        455,809         512,955        225,732
Net Income (Loss) available for common stock (1).......      (30,115)        41,484         251,709       (404,560)
Basic Earnings (Loss) per Common Share (2).............         (.11)           .15             .89          (1.42)
Diluted Earnings (Loss) per Common Share (2)...........         (.11)           .15             .88          (1.42)

                                                                        YEAR ENDED DECEMBER 31, 1997
                                                        ----------------------------------------------------------
                                                           FIRST          SECOND          THIRD          FOURTH
                                                          QUARTER         QUARTER        QUARTER        QUARTER
                                                        ------------    -----------    ------------   ------------
                                                             (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues............................................... $    878,101    $ 1,064,448    $  2,158,054   $  2,777,622
Operating Income.......................................      156,216        247,172         462,716        198,396
Net Income (Loss) available for common stock...........       59,620        121,463         243,898         (4,033)
Basic Earnings (Loss) per Common Share (2).............          .26            .52             .93           (.01)
Diluted earnings (Loss) per Common Share (2)...........          .26            .52             .92           (.01)

----------

(1) Includes retroactive adjustment for change in accounting for energy price risk management and trading activities of Reliant Energy Services to mark-to-market accounting for the first, second and third quarters of 1998. (See Note 1(r))

(2) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

(15) REPORTABLE SEGMENTS

     Effective January 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales of various products and services to wholesale or retail customers in differing regulatory environments. The determination of reportable segments under SFAS No. 131 differs from that required in prior years, therefore business segment information for 1997 and 1996 has been restated to comply with SFAS No. 131. Consistent with the purchase accounting treatment for the Merger, financial information for Resources is included in the segment disclosures only for periods beginning on the Acquisition Date.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain executive benefit costs have not been allocated to segments. The Company evaluates performance based on operating income excluding certain corporate costs not allocated to the segments. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices.

     In accordance with SFAS No. 131, the Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy and Marketing (Wholesale Energy), International and Corporate. Electric Operations provides electric generation, transmission, distribution and sales to

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


customers. Natural Gas Distribution operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers. Interstate Pipelines conducts interstate natural gas pipeline operations. Wholesale Energy is engaged in the acquisition, development and operation of non-rate regulated power generation facilities as well as the wholesale energy trading and marketing and natural gas gathering businesses. International participates in the development and acquisition of foreign independent power projects and the privatization of foreign generation and distribution facilities. Corporate includes the Company's unregulated retail electric services business, certain real estate holdings of the Company and corporate costs.

   Financial data for business segments, products and services and geographic areas are as follows:

                                 ELECTRIC    NATURAL GAS   INTERSTATE   WHOLESALE    INTER-    CORPORATE  RECONCILING
                                OPERATIONS   DISTRIBUTION  PIPELINES     ENERGY     NATIONAL   AND OTHER  ELIMINATIONS  CONSOLIDATED
                                ----------    ----------    --------   ----------   --------   --------   -----------   ------------
                                                                       (Thousands of Dollars)
As of and for the Year Ended
December 31, 1998:

Revenues from external
customers...................... $4,350,275    $1,811,509    $126,988   $4,289,006   $258,945   $651,741                $11,488,464
Intersegment revenues..........                    1,167     155,508      167,152                97,181   $(421,008)
Depreciation and amortization..    650,264       129,777      44,025       18,204      3,820     10,527                    856,617
Operating income...............  1,013,979       137,955     128,328       59,170    181,707    (43,751)                 1,477,388

Total assets................... 10,404,447     3,110,718   2,050,636    1,535,007  1,242,689  1,710,920    (915,895)    19,138,522
Equity investments in and
advances to unconsolidated
subsidiaries...................                                            42,252  1,009,348                             1,051,600

Expenditures for additions to
long-lived assets..............    433,474       161,735      59,358      365,512    435,077     28,077                  1,483,233

As of and for the Year
Ended
December 31, 1997:

Revenues from external
customers......................  4,251,243       892,064      49,655    1,288,357     92,028    304,878                  6,878,225
Intersegment revenues..........                      505      58,678       76,301                34,853    (170,337)
Depreciation and amortization..    568,541        51,883      19,088        2,633      3,470      6,260                    651,875
Operating income...............    994,938        54,502      31,978          912     19,510    (37,340)                 1,064,500

Total assets................... 10,540,849     3,073,525   2,031,879      777,638    869,485  1,749,916    (597,686)    18,445,606
Equity investments in and
advances to unconsolidated
subsidiaries...................                                             3,325    700,777                               704,102

Expenditures for additions to
long-lived assets..............    236,977        61,078      16,304       14,038    231,528     23,899                    583,824


For the Year Ended
December 31, 1996:

Revenues from external
customers......................  4,025,027                                            62,059      8,191                  4,095,277
Depreciation and amortization..    545,685                                             1,648      2,705                    550,038
Operating income...............    997,147                                             2,339     (9,020)                   990,466

Expenditures for additions to
long-lived assets..............    317,532                                           495,379     19,989                    832,900

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


RECONCILIATION OF OPERATING INCOME TO NET INCOME (IN THOUSANDS):

                                                                         YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                              1998                 1997                  1996
                                                       ----------------      ----------------      ----------------
Operating income...................................... $      1,477,388      $      1,064,500      $        990,466
Interest income - IRS refund..........................              981                56,269
Dividend income.......................................           41,250                41,340                41,610
Interest expense......................................         (513,905)             (397,957)             (309,980)
Unrealized loss on ACES...............................       (1,176,211)             (121,402)
Litigation settlements................................                                                      (95,000)
Distribution on trust securities......................          (29,201)              (26,230)
Preferred dividends of subsidiary.....................                                 (2,255)              (22,563)
Income tax benefit (expense)..........................           30,432              (206,374)             (200,165)
Other income (expense)................................           27,784                13,057                   576
                                                       ----------------      ----------------      ----------------
Net income (loss) available for Common Stock.......... $       (141,482)     $        420,948      $        404,944
                                                       ================      ================      ================

REVENUES BY PRODUCTS AND SERVICES (IN THOUSANDS):

                                                                         YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                              1998                 1997                  1996
                                                       ----------------      ----------------      ----------------
Retail power sales.................................... $      4,359,857      $      4,253,893      $      4,025,027
Retail gas sales......................................        2,362,504             1,153,968
Wholesale energy and energy related sales.............        4,248,181             1,271,400
Gas transport.........................................          167,812                66,265
Equity income from international investments..........          258,945                92,028                62,059
Energy products and services..........................           91,165                40,671                 8,191
                                                       ----------------      ----------------      ----------------
Total................................................. $     11,488,464      $      6,878,225      $      4,095,277
                                                       ================      ================      ================

REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREAS (IN THOUSANDS):

                                                                         YEAR ENDED DECEMBER 31,
                                                       ------------------------------------------------------------
                                                             1998                 1997                  1996
                                                       ----------------      ----------------      ----------------
Revenues:
US.................................................... $     11,229,519      $      6,786,197      $      4,033,218
International.........................................          258,945                92,028                62,059
                                                       ----------------      ----------------      ----------------
Total................................................. $     11,488,464      $      6,878,225      $      4,095,277
                                                       ================      ================      ================

Long-lived assets:
US..................................................... $     14,865,161     $     14,691,820
International..........................................        1,195,849              837,536
                                                       ----------------      ----------------
Total.................................................. $     16,061,010     $     15,529,356
                                                        ================     ================

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(16) SUBSEQUENT EVENTS

(a)  Foreign Currency Devaluation.

     In January 1999, the Brazilian real was devalued and allowed to float against other major currencies. The Company expects to take a charge against first quarter earnings as a result of the Brazilian devaluation. The charge will reflect the Company's proportionate share of the impact of the devaluation on foreign denominated debt of Brazilian corporations in which the Company holds an equity interest. The amount of the charge will not be known until the end of the first quarter.

     At December 31, 1998, one U.S. dollar could be exchanged for 1.21 Brazilian reais. Using the exchange rate of 2.06 reais/dollar in effect at the end of February, and the average exchange rate in effect since the end of the year, the Company estimates that its share of the after-tax charge that would be recorded by the Brazilian companies in which it owns an interest would be approximately $125 million.

(b)  Trust Preferred Securities.

     In February 1999, a Delaware statutory business trust (REI Trust I) established by the Company issued $375 million of preferred securities to the public and $11.6 million of common securities to the Company. The preferred securities have a distribution rate of 7.20% payable quarterly in arrears, a stated liquidation amount of $25 per preferred security and must be redeemed by March 2048. REI Trust I used the proceeds from the sale of the preferred securities and common securities to purchase $386.6 million aggregate principal amount of subordinated debentures (REI Debentures) from the Company having an interest rate corresponding to the distribution rate of the preferred securities and a maturity date corresponding to the mandatory redemption date of the preferred securities. Proceeds from the sale of the REI Debentures were used by the Company for general corporate purposes, including the repayment of short-term debt. REI Trust I is accounted for as a wholly owned consolidated subsidiary of the Company. The REI Debentures are the REI Trust I's sole asset and its entire operations. The Company has fully and unconditionally guaranteed, on a subordinated basis, REI Trust I's obligations, including the payment of distributions and all other payments due with respect to the preferred securities. The preferred securities are mandatorily redeemable upon the repayment of the REI Debentures at their stated maturity or earlier redemption. Subject to certain limitations, the Company has the option of deferring payments of interest on the REI Debentures held by REI Trust I. If and for as long as interest payments on the REI Debentures have been deferred, or an event of default under the indenture relating thereto has occurred and is continuing, the Company may not pay dividends on its capital stock.

(c)  Investment in Dutch Generating Company.

     On March 10, 1999, the Company and N.V. Energieproduktiebedrijf UNA, a Dutch electric generating company (UNA), announced their intent to enter into a strategic partnership in the Netherlands. The transaction would involve the initial acquisition by a subsidiary of the Company of 40% of the capital stock of UNA for cash and a commitment to purchase the remaining 60% of the shares of UNA for cash by December 31, 2006.

     UNA is based in Utrecht and owns 3,400 megawatts of electric generating capacity. The capacity is primarily fueled by natural gas.

     The purchase price for the initial 40% interest will be approximately NLG
1.6 billion (approximately $ U.S. 840 million at an exchange rate of NLG 1.88 per U.S. dollar). Of this amount, the shareholders of UNA will receive a cash payment of approximately NLG 675 million (approximately $ U.S. 360 million) in exchange for shares representing 15% of the total capital stock of UNA. UNA will receive (i) a cash payment of approximately NLG 21 million (approximately $ U.S. 11 million) and (ii) a five-year promissory note from a subsidiary of the Company in the principal amount of approximately NLG 875 million (approximately $ U.S. 465 million) for 25% of the total capital stock of the Company, representing newly issued shares. The promissory note will bear interest at the one-year EURIBOR rate, determined annually, and will be payable, subject to certain conditions, on demand.

                         HOUSTON INDUSTRIES INCORPORATED
               d/b/a RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Under the proposed terms of the acquisition, the shareholders of UNA would agree to sell (i) an additional 12% of the total capital stock to the Company no later than December 31, 2002 and (ii) the remaining 48% of the capital stock of UNA no later than December 31, 2006. The purchase price for the remaining 60% of the capital stock of UNA is approximately NLG 2.7 billion (approximately $U.S.
1.4 billion). The purchase obligations under the definitive agreements are in Dutch guilders.

     The Company expects to record its initial investment in UNA under the equity method of accounting. The acquisition of the initial 40% of the capital stock of UNA is subject to various approvals. It is anticipated that the closing for this 40% interest will occur in June 1999.

                          INDEPENDENT AUDITOR'S REPORT

Houston Industries Incorporated
d/b/a Reliant Energy, Incorporated:

     We have audited the accompanying consolidated balance sheets and the consolidated statements of capitalization of Houston Industries Incorporated d/b/a Reliant Energy, Incorporated and its subsidiaries (the "Company") as of December 31, 1998 and 1997, and the related statements of consolidated income, consolidated retained earnings and comprehensive income, and consolidated cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the Company's financial statement schedule listed in Item 14(a)(3). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy, Incorporated and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 1999

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF RELIANT ENERGY RESOURCES CORP. AND CONSOLIDATED SUBSIDIARIES.

     The following narrative and analysis should be read in combination with the consolidated financial statements and notes (Resources' Consolidated Financial Statements) of Reliant Energy Resources Corp. (formerly NorAm Energy Corp.) (Resources) contained in Item 8 of the Form 10-K of Resources.

                         RELIANT ENERGY RESOURCES CORP.

     On August 6, 1997 (Acquisition Date), the former parent corporation (Former Parent) of Houston Industries Incorporated d/b/a Reliant Energy, Incorporated (Reliant Energy) merged with and into Reliant Energy, and NorAm Energy Corp. (Former Resources) merged with and into Resources. Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former Parent was converted into one share of common stock (including associated preference stock purchase rights) of Reliant Energy, and each outstanding share of common stock of Former Resources was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of Reliant Energy. The aggregate consideration paid to Former Resources stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of Reliant Energy's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former Resources' common stock and common stock equivalents and $1.6 billion of Former Resources debt ($1.3 billion of which was long-term debt.)

     The Merger was recorded under the purchase method of accounting with assets and liabilities of Resources reflected at their estimated fair values as of the Acquisition Date, resulting in a "new basis" of accounting. In Resources' Consolidated Financial Statements, periods which reflect the new basis of accounting are labeled as "Current Resources" and periods which do not reflect the new basis of accounting are labeled as "Former Resources." Former Resources' Statement of Consolidated Income for the seven months ended July 31, 1997 included certain adjustments from August 1, 1997 to the Acquisition Date for pre-merger transactions.

     Effective January 1, 1998, Resources adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Because Resources is a wholly owned subsidiary of Reliant Energy, Resources' determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales of various products and services to wholesale or retail customers in differing regulatory environments. In accordance with SFAS No. 131, Reliant Energy has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy Marketing and Generation (Wholesale Energy), International and Corporate. Of these segments, the following operations are conducted by Resources: Natural Gas Distribution, Interstate Pipelines, Wholesale Energy (which includes the energy trading and marketing operations and natural gas gathering operations of the Wholesale Energy segment but excludes the operations of Reliant Energy Power Generation, Inc.) and Corporate (excluding the impact of ACES).

     Resources meets the conditions specified in General Instruction I to Form 10-K and is thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, Resources has omitted from this Combined Annual Report the information called for by Item 4 (submission of matters to a vote of security holders), Item 10 (directors and executive officers), Item 11 (executive compensation), Item 12 (security ownership of certain beneficial owners and management) and Item 13 (certain relationships and related transactions) of Form 10-K. In lieu of the information called for by Item 6 (selected financial data) and Item 7 (management's discussion and analysis of financial condition and results of operations) of Form 10-K, Resources has included the following Management's Narrative Analysis of the Results of Operations to explain material changes in the amount of revenue and expense items of Resources between 1998 and 1997. Reference is hereby made to Item 1 (business), Item 2 (properties), Item 3 (legal proceedings), Item 5 (market for common equity and related stockholder matters), Item 7A (quantitative and qualitative disclosures about market risk) and Item 9 (changes in and disagreements with accountants on accounting and financial disclosure) of this Combined Annual Report for additional information regarding Resources required by the reduced disclosure format of General Instruction I to Form 10-K.

                       CONSOLIDATED RESULTS OF OPERATIONS

     Seasonality and Other Factors. Resources' results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. Resources' results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by Resources and its subsidiaries, competition in Resources' various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect Resources' future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries
-- Competition -- Other Operations"; "-- Impact of the Year 2000 Issue and Other System Implementation Issues" and "-- Environmental Expenditures -- Mercury Contamination" in Item 7 of Reliant Energy's Form 10-K.

     Accounting Impact of the Merger. The Merger created a new basis of accounting for Resources, resulting in new carrying values for certain of Resources' assets, liabilities and equity commencing upon the Acquisition Date. Resources' financial statements for periods subsequent to the Acquisition Date are not comparable to prior periods because of the following purchase accounting adjustments:


         1. The impact of the amortization of newly-recognized goodwill ($39.4 million);

         2. The amortization (to interest expense) of the revaluation of long-term debt ($9.8 million);

         3. The removal of the amortization (to operating expense) previously associated with the pension and postretirement obligations ($2.1 million); and

         4. The deferred income tax expense associated with these adjustments ($4.9 million).

Interest expense and related debt incurred by Reliant Energy to fund the cash portion of the purchase consideration has not been pushed down to Resources and its subsidiaries.

     Because results of operations and other financial information for periods before and after the Acquisition Date are not comparable, Resources is presenting certain financial data on: (i) an actual basis for Resources for 1998 and 1997 and (ii) a pro forma basis for 1997 as if the Merger had taken place at the beginning of the period. These results do not necessarily reflect the results which would have been obtained if the Merger had actually occurred on the dates indicated or the results that may be expected in the future.

     The following table sets forth selected financial and operating data on an actual and pro forma basis for the years ended December 31, 1998 and 1997, followed by a discussion of significant variances in period-to-period results:

SELECTED FINANCIAL RESULTS:


                                                                                             UNAUDITED
                                                             ACTUAL                         PRO FORMA (1)
                                          ---------------------------------------------    --------------
                                              YEAR          FIVE MONTHS    SEVEN MONTHS        YEAR                  ACTUAL TO
                                              ENDED            ENDED           ENDED          ENDED                  PRO FORMA
                                          DECEMBER 31,     DECEMBER 31,      JULY 31,       DECEMBER 31,            PERCENTAGE
                                          -----------      -----------      -----------      -----------              CHANGE
                                              1998             1997            1997             1997
                                          -----------      -----------      -----------      -----------
                                                                     (THOUSANDS OF DOLLARS)

Operating Revenues ..................     $ 6,758,412      $ 2,526,182      $ 3,313,591      $ 5,839,773               16%
Operating Expenses ..................       6,448,107        2,434,282        3,141,295        5,597,716               15%
Operating Income ....................         310,305           91,900          172,296          242,057               28%
Merger Transaction Costs (2) ........                            1,144           17,256
Consolidated ........................         310,305           90,756          155,040          242,057               28%
Interest Expense, Net ...............         111,337           47,490           78,660          112,996               (1%)
Distributions on Subsidiary Trust
Securities ..........................             632              279            6,317            1,479              (57%)
Other (Income) and Deductions .......          (7,318)          (2,243)          (7,210)          (9,453)             (23%)
Income Tax Expense ..................         111,830           24,383           31,398           71,093               57%
Extraordinary (Gain), Less Taxes ....                                              (237)
                                          -----------      -----------      -----------      -----------
  Net Income ........................     $    93,824      $    20,847      $    46,112      $    65,942               42%
                                          ===========      ===========      ===========      ===========

----------
(1) Pro forma results reflect purchase accounting adjustments as if the Merger had occurred on January 1, 1997.

(2) For expenses associated with the completion of the business combination with Reliant Energy, see Note 1(o) to Resources' Consolidated Financial Statements.

1998 Compared to 1997 (Actual). Resources' consolidated net income for 1998 was $94 million compared to consolidated net income of $67 million in 1997. The increase in net income for 1998 as compared to 1997 was due to increased operating income from several business segments as discussed below, partially offset by a decrease in operating income from Resources' Natural Gas Distribution segment due to the effects of warm weather. Also contributing to the increase in net income was a reduction in interest expense due to the refinancing of debt and reduced interest expense due to debt fair value devaluation at the time of the Merger.

     Resources operating revenues for 1998 were $6.8 billion as compared to $5.8 billion in 1997. The $900 million, or 16% increase was primarily attributable to a $1.4 billion increase in wholesale trading revenue. Wholesale trading revenue increased due to increased power and natural gas trading volumes. The increase in trading revenues was offset by reduced revenues at Resources' Natural Gas Distribution unit of approximately $400 million, principally due to warmer weather.

     Resources operating expenses for 1998 were $6.4 billion compared to $5.6 billion in 1997. The $800 million, or 16% increase was primarily due to increased natural gas and purchased power expenses associated with increased wholesale trading activities. The increase in operating expenses was offset by decreased natural gas purchases at Resources' Natural Gas Distribution unit because of lower volumes resulting from the warmer weather.

     Operating income increased in 1998 by $65 million over 1997 due to improved operating results at Interstate Pipelines, Corporate retail operations and Wholesale Energy, partially offset by the unfavorable effects of warm weather on the operations of Natural Gas Distribution. Operating income for 1997 included approximately $18 million of merger-related costs that did not recur in 1998. Improved results at Interstate Pipelines were due to continued cost control initiatives and reduced benefits expenses, as well as the effects of a rate case settlement and a dispute settlement which contributed to the increase in operating income. In addition, margins at Wholesale Energy improved over margins in 1997; however, this effect was partially offset by increased staffing expenses to support increased sales and marketing efforts and an increase in credit reserves. Improved results at Wholesale Energy were also due to the fact that operating income in 1997 for Wholesale Energy was negatively impacted by hedging losses associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million.

1998 (Actual) Compared to 1997 (Pro Forma). Resources' consolidated net income for 1998 was $94 million compared to pro forma net income of $66 million in 1997. The increase in earnings for 1998 as compared to pro forma 1997 was due to increased operating income from several business segments, as discussed below, offset by the effects of unfavorable weather at Resources' Natural Gas Distribution unit. Also contributing to the increase in earnings is a reduction in interest expense due to the refinancing of debt.

     Resources operating revenues for 1998 were $6.8 billion compared to pro forma operating revenues of $5.8 billion in 1997. The $919 million, or 16% increase was primarily attributable to an $1.4 billion increase in wholesale trading revenue. Wholesale trading revenue increased due to increased electric and natural gas trading volumes. The increase in trading revenues was offset by reduced revenues at Resources' Natural Gas Distribution unit of approximately $400 million, principally due to warmer weather.

     Resources operating expenses for 1998 were $6.4 billion compared to pro forma operating expense of $5.6 billion in 1997. The $800 million, or 16% increase was primarily due to increased natural gas and purchased power expenses associated with increased wholesale trading activities. The increase in operating expense was offset by decreased natural gas purchases at Resources' Natural Gas Distribution unit because of lower volumes resulting from warmer weather.

     Operating income increased in 1998 by $68 million over pro forma 1997 due to improved operating results at Interstate Pipelines, Corporate retail operations and Wholesale Energy, partially offset by the unfavorable effects of Warm weather on the operations of Natural Gas Distribution. Improved results at Interstate Pipelines are due to continued cost control initiatives and reduced benefits expenses as well as the effects of a rate case settlement and a dispute settlement. In addition, margins at Wholesale Energy improved over margins in 1997, however, this effect was partially offset by increased staffing expenses to support increased sales and marketing efforts and an increase in credit reserves at Wholesale Energy also contributed to the increase in operating income. Operating income in 1997 for Wholesale Energy was negatively impacted by hedging losses associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million.

     Resources estimates that its total direct cost of resolving the Year 2000 issues will be between $5 and $6 million. This estimate includes approximately $3.4 million spent through year-end 1998. For additional information regarding Year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company and its Subsidiaries -- Impact of the Year 2000 Issue and Other System Implementation Issues" in Item 7 of the Form 10-K of Reliant Energy, which has been jointly filed with the Resources Form 10-K.

                             NEW ACCOUNTING ISSUES

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- New Accounting Issues" in
Item 7 of the Form 10-K of Reliant Energy, which has been jointly filed with the Resources Form 10-K, for discussion of certain new accounting issues.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF RESOURCES.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)


                                                            CURRENT RESOURCES                     FORMER RESOURCES
                                                ----------------------------------       ----------------------------------
                                                   TWELVE MONTHS         FIVE MONTHS       SEVEN MONTH        TWELVE MONTHS
                                                       ENDED                ENDED              ENDED              ENDED
                                                DECEMBER 31, 1998     DECEMBER 31, 1997   JULY 31, 1997     DECEMBER 31, 1996
                                                -----------------     -----------------   -------------     -----------------
REVENUES......................................     $ 6,758,412         $ 2,526,182         $ 3,313,591         $ 4,788,462
                                                   -----------         -----------         -----------         -----------
EXPENSES
   Natural gas and purchased power,  net ..          5,552,972           2,050,660           2,603,852           3,571,411
   Operation and maintenance ..............            590,986             255,149             379,400             621,279
   Depreciation and amortization ..........            191,891              78,087              84,901             142,362
   Taxes other than income taxes ..........            112,258              50,386              73,142             116,600
   Merger transaction costs ...............                                  1,144              17,256
   Early retirement and severance .........                                                                         22,344
                                                   -----------         -----------         -----------         -----------
                                                     6,448,107           2,435,426           3,158,551           4,473,996
                                                   -----------         -----------         -----------         -----------
Operating Income ..........................            310,305              90,756             155,040             314,466
                                                   -----------         -----------         -----------         -----------

OTHER INCOME
   Interest expense, net ..................           (111,337)            (47,490)            (78,660)           (132,557)
   Dividend requirement on preferred
     securities of subsidiary trust .......               (632)               (279)             (6,317)             (5,842)
   Loss on sale of accounts receivable ....                                                                        (11,499)
   Other, net .............................              7,318               2,243               7,210              (3,078)
                                                   -----------         -----------         -----------         -----------
                                                      (104,651)            (45,526)            (77,767)           (152,976)
                                                   -----------         -----------         -----------         -----------
Income Before Income Taxes ................            205,654              45,230              77,273             161,490
Income Tax Expense ........................            111,830              24,383              31,398              66,352
                                                   -----------         -----------         -----------         -----------
Income Before Extraordinary Item ..........             93,824              20,847              45,875              95,138
Extraordinary gain (loss) on early
   retirement of debt, less taxes .........                                                        237              (4,280)
                                                   -----------         -----------         -----------         -----------
Net Income ................................             93,824              20,847              46,112              90,858
Preferred dividend requirement ............                                                                          3,597
                                                   -----------         -----------         -----------         -----------
Earnings Available to Common Stock ........        $    93,824         $    20,847         $    46,112         $    87,261
                                                   ===========         ===========         ===========         ===========



           See Notes to Resources' Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)




                                                                                            PREFERRED
                                                         COMMON STOCK (1)                    STOCK(2)
                                                 ---------------------------------         ------------            PAID IN
                                                     SHARES              AMOUNT               AMOUNT               CAPITAL
                                                 ------------         ------------         ------------         ------------
  FORMER RESOURCES:
  Stockholders' Equity at December 31,
    1995 ................................         124,803,693         $     78,002         $    130,000         $    880,885
  Net Income ............................
  Cash Dividend: ........................
    Preferred stock - $1.50 per
       share ............................
    Common stock - $0.28 per share ......
  Change in Market Value of
    Marketable Equity Securities,
    net tax $8,730 ......................
  Conversion to Subordinated
    Debentures ..........................                                                      (130,000)
  Issuance of Common Stock under
    Direct Stock Purchase Plan ..........             937,193                  586                                     9,668
  Public Issuance of Common Stock .......          11,500,000                7,188                                   101,775
  Other Issuances .......................             667,287                  417                                     8,725

  Comprehensive Income ..................
                                                 ------------         ------------         ------------         ------------
  Stockholders' Equity at December 31,
    1996 ................................         137,908,173               86,193                                 1,001,053
                                                 ------------         ------------         ------------         ------------
  Net Income ............................
  Cash Dividends: .......................
    Common stock - $0.14 per share ......
  Change in Market Value of
    Marketable Equity Securities,
    net tax of ($3,329) .................
  Conversion of
    Resources-Obligated
    Mandatorily Redeemable
    Convertible Preferred
    Securities of Subsidiary Trust
    Holding Solely Subordinated
    Debentures  of Resources to
    Common Stock ........................          11,428,262                7,143                                   131,425
  Other Issuances .......................             347,527                  216                                     5,796
  Comprehensive Income ..................
                                                 ------------         ------------         ------------         ------------
  Balance at July 31, 1997 ..............         149,683,962               93,552                                 1,138,274
                                                 ------------         ------------         ------------         ------------
  CURRENT RESOURCES (POST MERGER):
  Adjustments due to Merger:
    Eliminate Former Resources
    Balances ............................        (149,683,962)             (93,552)                               (1,138,274)
  Capital contribution from Parent ......               1,000                    1                                 2,463,831
  Net Income ............................
  Change in Market Value of
    Marketable Equity Securities,
    net tax of $3,193 ...................
                                                 ------------         ------------         ------------         ------------
  Comprehensive Income ..................
  Balance at December 31, 1997 ..........               1,000                    1                                 2,463,831
                                                 ------------         ------------         ------------         ------------
  Net Income ............................
  Change in Market Value of
    Marketable Equity Securities,
    net tax of $5,877 ...................

  Comprehensive Income ..................
                                                 ------------         ------------         ------------         ------------
  Balance at December 31, 1998 ..........               1,000         $          1         $                    $  2,463,831
                                                 ============         ============         ============         ============


                                                                         ACCUMULATED
                                                                           OTHER                TOTAL               TOTAL
                                                     RETAINED              COMPRE-              STOCK-             COMPRE-
                                                     EARNINGS              HENSIVE             HOLDER'S             HENSIVE
                                                    (DEFICIT)              INCOME               EQUITY              INCOME
                                                    ---------              ------               ------              ------
  FORMER RESOURCES:
  Stockholders' Equity at December 31,
    1995 ................................        $   (336,940)        $     15,316         $    767,263
  Net Income ............................              90,858                                    90,858         $     90,858
  Cash Dividend: ........................
    Preferred stock - $1.50 per
       share ............................              (3,900)                                   (3,900)
    Common stock - $0.28 per share ......             (36,721)                                  (36,721)
  Change in Market Value of
    Marketable Equity Securities,
    net tax of 8,730 ....................                                  (15,311)             (15,311)             (15,311)
  Conversion to Subordinated
    Debentures ..........................                                                      (130,000)
  Issuance of Common Stock under
    Direct Stock Purchase Plan ..........                                                        10,254
  Public Issuance of Common Stock .......                                                       108,963
  Other Issuances .......................                                                         9,142
                                                                                                                ------------
  Comprehensive Income ..................                                                                             75,547
                                                 ------------         ------------         ------------         ------------
  Stockholders' Equity at December 31,
    1996 ................................            (286,703)                   5              800,548
                                                 ------------         ------------         ------------
  Net Income ............................              46,112                                    46,112               46,112
  Cash Dividends: .......................
    Common stock - $0.14 per share ......             (19,281)                                  (19,281)
  Change in Market Value of
    Marketable Equity Securities,
    net tax of (3,329) ..................                                    5,874                5,874                5,874
  Conversion of
    Resources-Obligated
    Mandatorily Redeemable
    Convertible Preferred
    Securities of Subsidiary Trust
    Holding Solely Subordinated
    Debentures  of Resources to
    Common Stock ........................                                                       138,568
  Other Issuances .......................                                                         6,012
                                                                                                                ------------
  Comprehensive Income ..................                                                                             51,986
                                                 ------------         ------------         ------------         ------------
  Balance at July 31, 1997 ..............            (259,872)               5,879              977,833
                                                 ------------         ------------         ------------
  CURRENT RESOURCES (POST MERGER):
  Adjustments due to Merger:
    Eliminate Former Resources
    Balances ............................             259,872               (5,879)            (977,833)
  Capital contribution from Parent ......                                                     2,463,832
  Net Income ............................              20,847                                    20,847               20,847
  Change in Market Value of
    Marketable Equity Securities,
    net tax of 3,193 ....................                                   (5,634)              (5,634)              (5,634)
                                                                                                                ------------
  Comprehensive Income ..................                                                                             15,213
                                                 ------------         ------------         ------------         ------------
  Balance at December 31, 1997 ..........              20,847               (5,634)           2,479,045
                                                 ------------         ------------         ------------
  Net Income ............................              93,824                                    93,824               93,824
  Change in Market Value of
    Marketable Equity Securities,
    net tax of 5,877 ....................                                  (10,370)             (10,370)             (10,370)
                                                                                                                ------------
  Comprehensive Income ..................                                                                       $     83,454
                                                 ------------         ------------         ------------         ------------
  Balance at December 31, 1998 ..........        $    114,671         $    (16,004)        $  2,562,499
                                                 ============         ============         ============

---------

(1) $.625 par, authorized 250,000,000 shares. On the Acquisition Date, Resources' pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Reliant Energy); see
     Note 1(b).

(2) $3.00 Convertible exchangeable preferred stock, Series A ($50 liquidation preference), cumulative, non-voting; authorized 10,000,000 shares, issued and outstanding 2,600,000 shares. On the Acquisition Date, Resources' pre-merger preferred stock was canceled.

           See Notes to Resources' Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)


                                     ASSETS

                                                                  DECEMBER 31,      DECEMBER 31,
                                                                      1998              1997
                                                                  ----------        ----------
CURRENT ASSETS:
  Cash and cash equivalents ..............................        $   26,576        $   35,682
  Accounts and notes receivable, principally customer ....           682,552           763,502
  Unbilled revenue .......................................           145,131           205,746
  Accounts and notes receivable - affiliated companies ...           193,177            10,161
  Gas in underground storage .............................            79,855            63,702
  Materials and supplies .................................            33,947            29,611
  Gas purchased in advance of delivery ...................             6,200             6,200
  Fuel stock and petroleum products ......................            81,230               345
  Price risk management assets ...........................           265,203
  Other current assets ...................................            33,034            55,092
                                                                  ----------        ----------
          Total current assets ...........................         1,546,905         1,170,041
                                                                  ----------        ----------
PROPERTY, PLANT AND EQUIPMENT:
  Natural gas ............................................         1,686,159         1,488,961
  Interstate pipelines....................................         1,302,829         1,258,087
  Other ..................................................            13,976            14,972
                                                                  ----------        ----------
          Total ..........................................         3,002,964         2,762,020
  Less accumulated depreciation and amortization .........           187,936            59,531
                                                                  ----------        ----------
  Property, plant and equipment -- net ...................         2,815,028         2,702,489
                                                                  ----------        ----------
OTHER ASSETS:
  Goodwill, net ..........................................         2,050,386         2,026,395
  Prepaid pension asset ..................................           102,021            92,064
  Investment in marketable equity securities .............            10,800            27,046
  Regulatory asset for environmental costs ...............            20,695            21,745
  Gas purchased in advance of delivery ...................            22,207            29,048
  Deferred debits, net ...................................            87,479            93,010
                                                                  ----------        ----------
          Total other assets .............................         2,293,588         2,289,308
                                                                  ----------        ----------

TOTAL ASSETS .............................................        $6,655,521        $6,161,838
                                                                  ==========        ==========

           See Notes to Resources' Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                          CONSOLIDATED BALANCE SHEETS
                     (THOUSANDS OF DOLLARS) -- (CONTINUED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                               DECEMBER 31,        DECEMBER 31,
                                                                                  1998                 1997
                                                                               -----------         -----------
CURRENT LIABILITIES:
   Current maturities of long-term debt ...............................        $   203,438         $   232,145
   Notes payable to banks .............................................                                390,000
   Notes payable to parent ............................................                                 22,100
   Receivables facility ...............................................            300,000             300,000
   Accounts payable, principally trade ................................            622,262             668,269
   Income taxes payable ...............................................             13,308
   Interest payable ...................................................             36,197              27,273
   Other taxes ........................................................             42,107              41,315
   Customer deposits ..................................................             36,985              36,626
   Price risk management liabilities ..................................            227,652
   Other current liabilities ..........................................            172,616             164,329
                                                                               -----------         -----------
       Total current liabilities ......................................          1,654,565           1,882,057
                                                                               -----------         -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes ..................................            497,762             474,730
   Estimated environmental remediation costs ..........................             20,695              21,745
   Payable under capacity lease agreement .............................             41,000              41,000
   Benefit obligations ................................................            158,762             182,687
   Estimated obligations under indemnification provisions of sale
     agreements .......................................................              5,781              11,391
   Refundable excess deferred income taxes ............................             12,246              13,569
   Other ..............................................................            187,765             117,621
                                                                               -----------         -----------
       Total deferred credits and other liabilities ...................            924,011             862,743
                                                                               -----------         -----------

RESOURCES-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
   DEBENTURES OF RESOURCES, NET .......................................              1,157              21,290

LONG-TERM DEBT, LESS CURRENT MATURITIES ...............................          1,513,289             916,703

STOCKHOLDER'S EQUITY:
   Common stock .......................................................                  1                   1
   Paid-in capital ....................................................          2,463,831           2,463,831
   Retained earnings ..................................................            114,671              20,847
   Accumulated other comprehensive income .............................            (16,004)             (5,634)
                                                                               -----------         -----------
       Total stockholder's equity .....................................          2,562,499           2,479,045
                                                                               -----------         -----------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY .........................        $ 6,655,521         $ 6,161,838
                                                                               ===========         ===========

           See Notes to Resources' Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)


                                                            CURRENT RESOURCES                        FORMER RESOURCES
                                                   --------------------------------------    ------------------------------------
                                                     TWELVE MONTHS      FIVE MONTHS            SEVEN MONTHS      TWELVE MONTHS
                                                         ENDED             ENDED                  ENDED              ENDED
                                                   DECEMBER 31, 1998    DECEMBER 31, 1997     JULY 31, 1997     DECEMBER 31, 1996
                                                   -----------------    -----------------    --------------     -----------------
Cash Flows from Operating Activities:
   Net income ...............................        $    93,824         $    20,847         $    46,112         $    90,858
   Adjustments to reconcile net income
     to net cash provided by (used in)
     operating activities:
     Depreciation and amortization ..........            191,891              78,087              84,901             142,362
     Deferred income taxes ..................             31,810              36,770              14,589              28,809
     Early retirement and severance,
        less cash cost ......................                                                                         12,941
     Extraordinary (gain) loss, less taxes...                                                       (237)              4,280
     Utilization of tax loss
        carryforwards .......................                                                                         (2,405)
     Changes in other assets and
       liabilities, net of  the effects
       of the acquisition:
       Accounts and notes receivable-net ....            (41,451)           (361,285)            313,586            (353,703)
       Inventories ..........................           (102,125)             (2,250)              9,980             (14,895)
       Deferred gas costs ...................             (9,297)              8,655              (7,715)             12,788
       Other current assets .................             18,719              (1,298)             (1,128)             10,935
       Accounts payable .....................            (67,024)            148,071            (224,590)            266,446
       Interest and taxes accrued ...........             13,454             (13,402)            (19,996)              4,712
       Other current liabilities ............              9,416              42,284             (22,633)             10,483
       Net price risk management
          activities ........................            (29,857)
       Recoveries under gas contract
          disputes ..........................              6,841               2,600               5,500              10,900
       Other-net ............................            (10,942)             10,677                 903               3,642
                                                     -----------         -----------         -----------         -----------
          Net cash provided by (used in)
           operating activities .............            105,259             (30,244)            199,272             228,153
                                                     -----------         -----------         -----------         -----------
Cash Flows from Investing Activities:
   Purchase of Former Resources, net of
     cash acquired ..........................                             (1,422,672)
   Capital expenditures .....................           (253,972)            (93,414)            (88,638)           (172,200)
   Other, net ...............................              8,068              (1,079)             (6,424)             (4,957)
                                                     -----------         -----------         -----------         -----------
         Net cash used in investing
           activities........................        $  (245,904)        $(1,517,165)        $   (95,062)        $  (177,157)
                                                     ===========         ===========         ===========         ===========
                                                                                                     (continued on next page)

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                  (CONTINUED)



                                                            CURRENT RESOURCES                      FORMER RESOURCES
                                                    -------------------------------------   ----------------------------------
                                                      TWELVE MONTHS        FIVE MONTHS       SEVEN MONTHS      TWELVE MONTHS
                                                          ENDED               ENDED             ENDED             ENDED
                                                    DECEMBER 31, 1998   DECEMBER 31, 1997   JULY 31, 1997     DECEMBER 31, 1996
                                                    -----------------   -----------------   -------------     -----------------


   Cash Flows from Financing Activities:
     Cash portion of capital contribution
       from Reliant Energy .................                            $ 1,426,067
   Retirements and reacquisitions of
     long-term debt ........................        $  (226,604)           (165,808)        $  (230,667)        $  (396,733)
   Proceeds from bank term loan ............                                                    150,000
   Public issuance of common stock .........                                                                        108,963
   Public issuance of convertible ..........
     preferred securities by subsidiary ....
     trust .................................                                                                        167,756
   Other debt borrowings (repayments) ......           (424,299)            317,500             (42,500)            105,000
   Proceeds from issuance of debentures ....            812,849
   Increase in receivables facility ........                                 24,000              41,000
   Issuance of common stock under
     direct stock purchase plan, net .......                                                                         10,254
   Common and preferred stock dividends ....                                                    (19,281)            (40,621)
   Redemption of convertible securities ....            (10,450)             (9,504)
   Increase (decrease) in overdrafts .......            (19,957)             (9,164)            (27,348)              9,055
                                                    -----------         -----------         -----------         -----------
       Net cash provided by (used in)
          financing activities .............            131,539           1,583,091            (128,796)            (36,326)
                                                    -----------         -----------         -----------         -----------
Net Increase (Decrease) in Cash and
     Cash Equivalents ......................             (9,106)             35,682             (24,586)             14,670
Cash and Cash Equivalents at Beginning
     of the Period .........................             35,682                                  27,981              13,311
                                                    -----------         -----------         -----------         -----------
Cash and Cash  Equivalents at End of the ...
     Period ................................        $    26,576         $    35,682         $     3,395         $    27,981
                                                    ===========         ===========         ===========         ===========
Supplemental Disclosure of Cash Flow
     Information:
Cash Payments:
   Interest (net of amounts capitalized) ...        $   105,393         $    55,951         $    67,100         $   140,751
   Income taxes, net .......................             46,522                 714              20,900              29,657


         The aggregate consideration paid to stockholders of Former Resources in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of Reliant Energy common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former Resources' common stock and common stock equivalents and $1.6 billion of Former Resources debt. A significant portion ($139 million) of the securities of a subsidiary trust was converted to Common Stock of Resources in non-cash transactions prior to the Merger; see Note 5.

           See Notes to Resources' Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations.

     Reliant Energy Resources Corp. (formerly NorAm Energy Corp.) (Resources), a Delaware corporation, is a wholly owned subsidiary of Houston Industries Incorporated d/b/a Reliant Energy, Incorporated (Reliant Energy). Resources is principally engaged in the natural gas industry, including gathering, transmission, marketing, storage and distribution. Collectively, these operations accounted for greater than 95% of Resources' total revenues, income or loss and identifiable assets during 1998.

     Resources' natural gas distribution operations (Natural Gas Distribution) are conducted by three of its unincorporated divisions: Reliant Energy Entex, Reliant Energy Minnegasco and Reliant Energy Arkla. Resources' interstate pipeline operations (Interstate Pipelines) are conducted by its wholly owned subsidiaries, Reliant Energy Gas Transmission Company (REGT) and Mississippi River Transmission Corporation (MRT). Resources' wholesale energy marketing activities are conducted primarily by Reliant Energy Services, Inc. (Reliant Energy Services) and its gathering activities are conducted by Reliant Energy Field Services, Inc. (Reliant Energy Field Services). Resources' retail marketing activities are conducted by Reliant Energy Retail, Inc. (Reliant Energy Retail). Resources' principal operations are located in Arkansas, Louisiana, Minnesota, Mississippi, Missouri, Oklahoma and Texas.

     In February 1999, NorAm Energy Corp. changed its name to Reliant Energy Resources Corp. and Houston Industries Incorporated began doing business as Reliant Energy, Incorporated.

     For information regarding Resources' reportable segments, see Note 9.

(b)  Merger with Reliant Energy, Incorporated.

     On August 6, 1997 (Acquisition Date), the former parent corporation (Former HII) of Reliant Energy merged with and into Reliant Energy, and NorAm Energy Corp. (Former Resources) merged with and into Resources. Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former HII was converted into one share of common stock (including associated preference stock purchase rights) of Reliant Energy, and each outstanding share of common stock of Former Resources was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of Reliant Energy. The aggregate consideration paid to Former Resources stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of Reliant Energy's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former Resources' common stock and common stock equivalents and $1.6 billion of Former Resources' debt ($1.3 billion of which was long-term debt).

     The Merger was recorded under the purchase method of accounting with assets and liabilities of Resources reflected at their estimated fair values as of the Acquisition Date, resulting in a "new basis" of accounting. In Resources' consolidated financial statements (Resources' Consolidated Financial Statements), periods which reflect the new basis of accounting are labeled as "Current Resources" and periods which do not reflect the new basis of accounting are labeled "Former Resources". Former Resources' Statement of Consolidated Income for the seven months ended July 31, 1997 included certain adjustments from August 1, 1997 to the Acquisition Date for pre-merger transactions.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Resources' Consolidated Balance Sheets for periods after the Acquisition Date reflect adjustments associated with Reliant Energy's allocation of the purchase price, principally consisting of (i) the revaluation of certain property, plant and equipment and long-term debt to their estimated fair market value, (ii) the recognition of certain pension and postretirement benefit obligations previously being recognized through amortization, (iii) the recognition of goodwill as described above, (iv) the elimination of Resources' historical goodwill, (v) the elimination of Resources' historical stockholders' equity balances and accumulated depreciation and amortization as of the Acquisition Date and (vi) the recognition of the associated deferred income tax effects. In addition, Resources' pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Reliant Energy), rendering presentation of per share data no longer meaningful. Reliant Energy's debt to fund the cash portion of the purchase consideration has not been allocated or "pushed down" to Resources and is not reflected on Resources' Consolidated Financial Statements.

     Resources' Statements of Consolidated Income for periods after the Acquisition Date are principally affected by (i) the amortization (over 40 years) of the newly-recognized goodwill, partially offset by the elimination of the amortization of Resources' historical goodwill, (ii) the amortization (to interest expense) of the revaluation of long-term debt, (iii) the removal of the amortization (to operating expense) previously associated with the pension and postretirement obligations as described above and (iv) the deferred income tax expense associated with these adjustments. Interest expense on Reliant Energy's debt which was used to fund the cash portion of the acquisition has not been allocated or "pushed down" to Resources and is not reflected on Resources' Consolidated Financial Statements. For these reasons, among others, certain financial information for periods before and after the Acquisition Date is not comparable.

     If the Merger had occurred on January 1, 1997 and 1996, Resources' unaudited pro forma net income for 1997 and 1996 would have been $66 million and $83 million, respectively. Pro forma results, which are based on assumptions deemed appropriate by Resources' management, have been prepared for informational purposes only and are not necessarily indicative of the results which would have resulted had the Merger actually taken place on the date indicated.

(c)  Regulatory Assets and Regulation.

     In general, Resources' Interstate Pipelines operations are subject to regulation by the Federal Energy Regulatory Commission, while its Natural Gas Distribution operations are subject to regulation at the state or municipal level. Historically, all of Resources' rate-regulated businesses have followed the accounting guidance contained in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No.
71). Resources discontinued application of SFAS No. 71 to REGT in 1992. As a result of the continued application of SFAS No. 71 to MRT and the Natural Gas Distribution operations, Resources' financial statements contain assets and liabilities which would not be recognized by unregulated entities.

     At December 31, 1998 Resources' Consolidated Balance Sheet included approximately $12 million in regulatory assets recorded as deferred debits. These assets represent probable future revenue to Resources associated with certain incurred costs as these costs are recovered through the rate making process. These costs are being recovered through rates over varying periods up to 40 years.

(d)  Principles of Consolidation.

     Resources' Consolidated Financial Statements include the accounts of Resources and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(e)  Property, Plant and Equipment.

     Property, plant and equipment has been revalued to estimated fair market value as of the Acquisition Date in accordance with the purchase method of accounting, and depreciated or amortized on a straight-line basis over their estimated useful lives (for additional information regarding the accounting of the Merger, see Note 1(b) above). Prior to the Acquisition Date, such assets were carried at cost. Additions to and betterments of utility property are charged to property accounts at cost, while the costs of maintenance, repairs and minor replacements are charged to expense as incurred. Upon normal retirement of units of utility property, plant and equipment, the cost of such property, together with cost of removal less salvage, is charged to accumulated depreciation.

(f)  Depreciation and Amortization Expense.

     Goodwill, none of which is being recovered in regulated service rates, is amortized on a straight-line basis over 40 years. Approximately $53.6 million of goodwill was amortized during 1998. Approximately $29.9 million of goodwill was amortized during 1997 of which $21.6 million represents amortization related to the Merger and was incurred during the period from the Acquisition Date through December 31, 1997. Goodwill amortization for 1996 was approximately $14.2 million. Resources regularly compares the carrying value of its goodwill to the anticipated undiscounted future operating income from the businesses whose acquisition gave rise to the goodwill and no impairment is indicated or expected. For additional information regarding the amortization of goodwill in connection with the Merger, see Note 1(b) above.

(g)  Gas in Underground Storage.

     Inventories principally follow the average cost method. Gas inventory (at average cost) was $79.9 million and $63.7 million at December 31, 1998 and 1997, respectively. All non-utility inventories held for resale are valued at the lower of cost or market.

(h)  Fuel Stock and Petroleum Products.

     Fuel stock and petroleum products, principally heating oil, are used in trading operations and are marked-to-market in connection with the price risk management activities discussed in Note 2.

(i)  Revenues.

     Resources' rate-regulated divisions/subsidiaries bill customers on a monthly cycle billing basis. Revenues are recorded on an accrual basis, including an estimate for gas delivered but unbilled at the end of each accounting period.

(j)  Statements of Consolidated Cash Flows.

     For purposes of reporting cash flows, cash equivalents are considered to be short-term, highly liquid investments readily convertible into cash.

(k)  Derivative Financial Instruments (Risk Management).

     For information regarding Resources' accounting for derivative financial instruments associated with natural gas, electric power and transportation risk management activities, see Note 2.

     For information regarding a change in accounting principle for trading activities see Note 1 (r).

(l)  Income Taxes.

     Reliant Energy files a consolidated federal income tax return in which Resources and its subsidiaries are included (as of the Acquisition Date). Reliant Energy follows a policy of comprehensive interperiod income tax allocation. For additional information regarding income taxes, see Note 7.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(m)  Investments in Marketable Equity Securities.

     A subsidiary of Resources holds certain equity securities classified as "available-for-sale" and reports such investments at estimated fair value with any unrealized gain or loss, net of tax, as a component of accumulated other comprehensive income. At December 31, 1998 and 1997, Resources' unrealized loss relating to these marketable equity securities was approximately $16 million and $5.6 million, respectively, net of tax.

(n)  Early Retirement and Severance.

     Prior to the Merger, during the first quarter of 1996, Resources instituted several early retirement and reorganization plans, pursuant to which a total of approximately 400 positions were eliminated resulting in expense for severance payments and enhanced retirement benefits reported as a non-recurring pre-tax charge of approximately $22.3 million (approximately $13.4 million after tax).

(o)  Merger Transaction Costs.

     "Merger transaction costs" include expenses associated with completion of the business combination with Reliant Energy (see Note 1(b)), principally consisting of investment banking and legal fees.

(p)  Allowance for Doubtful Accounts.

     Accounts and notes receivable, principally customer, as presented on Resources' Consolidated Balance Sheets are net of an allowance for doubtful accounts of $14.4 million and $15.3 million at December 31, 1998 and 1997, respectively.

(q)  Related Party Transactions.

     Reliant Energy has established a "money fund" through which Resources can borrow or invest on a short-term basis. Investments of Resources, reflected within accounts and notes receivable-affiliated companies, totaled $181 million at December 31, 1998. Borrowings of Resources, reflected within notes payable to parent, totaled $22 million at December 31, 1997. Interest expense on such borrowings was $0.2 million for the year ended December 31, 1998. Interest income on such investments was $5.1 million for the year ended December 31, 1998.

     Certain subsidiaries of Resources have entered into office rental agreements with Reliant Energy. In 1998, subsidiaries of Resources paid $0.9 million of rent expense to Reliant Energy.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



(r)  Change in Accounting Principle

     In the fourth quarter of 1998, Resources adopted mark-to-market accounting for all of the energy price risk management and trading activities of Reliant Energy Services. Under mark-to-market accounting, Resources records the fair value of energy-related derivative financial instruments, including physical forward contracts, swaps, options and exchange-traded futures contracts, at each balance sheet date. Such amounts are recorded in Resources' Consolidated Balance Sheet as price risk management assets, price risk management liabilities, deferred debits and deferred liabilities. The realized and unrealized gains (losses) are recorded as a component of operating revenues in Resources' Consolidated Statements of Income. Resources has applied mark-to-market accounting retroactively to January 1, 1998. This change was made in order to adopt a generally accepted accounting methodology that provided consistency between financial reporting and the methodology used in all reported periods by Resources in managing its trading activities. There was no material cumulative effect resulting from the accounting change.

     Resources will adopt Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" in the first quarter of 1999 for Reliant Energy Services' trading activities. Resources does not expect the implementation of EITF Issue 98-10 to be material to its consolidated financial statements.

(s)  Reclassifications and Use of Estimates.

     Certain amounts from the previous years have been reclassified to conform to the 1998 presentation of financial statements. Such reclassifications do not affect earnings.

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

(t)      New Accounting Pronouncement.

     In 2000, Resources expects to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Resources is in the process of determining the effect of adoption of SFAS No. 133.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS

(a)  Price Risk Management and Trading Activities.

     Resources, through its subsidiary, Reliant Energy Services, offers energy price risk management services primarily in the natural gas, electric and crude oil and refined product industries. Reliant Energy Services provides these services by utilizing a variety of derivative financial instruments, including fixed and variable-priced physical forward contracts, fixed-price swap agreements, variable-price swap agreements, exchange-traded energy futures and option contracts, and swaps and options traded in the over-the-counter financial markets (Trading Derivatives). Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between industry pricing publications or exchange quotations.

     Prior to 1998 Reliant Energy Services applied hedge accounting to certain physical commodity activities that qualified for hedge accounting. In 1998, Reliant Energy Services adopted mark-to-market accounting for all of its price risk management and trading activities. Accordingly, as of such date, such Trading Derivatives are recorded at fair value with realized and unrealized gains (losses) recorded as a component of operating revenues in Resources' Consolidated Statements of Income. The recognized, unrealized balance is recorded as price risk management assets/liabilities and deferred debits/credits on Resources' Consolidated Balance Sheets (See Note 1(r)).

     The notional quantities, maximum terms and the estimated fair value of Trading Derivatives at December 31, 1998 are presented below (volumes in billions of British thermal units equivalent (BBtue) and dollars in millions):


                                                                                    VOLUME-FIXED
                                                                  VOLUME-FIXED         PRICE           MAXIMUM
  1998                                                             PRICE PAYOR        RECEIVER       TERM (YEARS)
  ----                                                             -----------        --------       ------------
  Natural gas..................................................      937,264          977,293             9
  Electricity..................................................      122,950          124,878             3
  Crude oil and products.......................................      205,499          204,223             3

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



                                                                                               AVERAGE FAIR
                                                                       FAIR VALUE                VALUE (a)
                                                             --------------------------- ---------------------------
  1998                                                          ASSETS     LIABILITIES      ASSETS     LIABILITIES
  ----                                                          ------     -----------      ------     -----------
  Natural gas..............................................   $     224     $     213     $     124    $     108
  Electricity..............................................          34            33           186          186
  Crude oil and products...................................          29            23            21           17
                                                              ---------     ---------     ---------    ---------
                                                              $     287     $     269     $     331    $     311

     The notional quantities, maximum terms and the estimated fair value of derivative financial instruments at December 31, 1997 are presented below (volumes in BBtue and dollars in millions):

                                                                                   VOLUME-FIXED
                                                                  VOLUME-FIXED         PRICE           MAXIMUM
  1997                                                             PRICE PAYOR        RECEIVER       TERM (YEARS)
  ----
  Natural gas..................................................      85,701            64,890             4
  Electricity..................................................      40,511            42,976             1


                                                                                                AVERAGE FAIR
                                                                       FAIR VALUE                VALUE (A)
                                                             --------------------------- ---------------------------
  1997                                                          ASSETS     LIABILITIES      ASSETS     LIABILITIES
  ----                                                          ------     -----------      ------     -----------
  Natural gas..............................................     $    46       $    39       $    56      $    48
  Electricity..............................................           6             6             3            2
                                                                -------       -------       -------      -------
                                                                $    52       $    45       $    59      $    50


---------
(a)  Computed using the ending balance of each month.

     In addition to the fixed-price notional volumes above, Reliant Energy Services also has variable-priced agreements, as discussed above, totaling 1,702,977 and 101,465 BBtue as of December 31, 1998 and 1997, respectively. Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Resources' exposure to market or credit risks.

     All of the fair values shown in the table above at December 31, 1998 and substantially all at December 31, 1997 have been recognized in income. The fair value as of December 31, 1998 and 1997 was estimated using quoted prices where available and considering the liquidity of the market for the Trading Derivatives. The prices are subject to significant changes based on changing market conditions.

     At December 31, 1998, $22 million of the fair value of the assets and $41 million of the fair value of the liabilities are recorded as long-term in deferred debits and deferred credits, respectively, on Resources' Consolidated Balance Sheets.

     The weighted-average term of the trading portfolio, based on volumes, is less than one year. The maximum and average terms disclosed herein are not indicative of likely future cash flows, as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and Resources' risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

     In addition to the risk associated with price movements, credit risk is also inherent in Resources', and its subsidiaries' risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the total price risk management assets of Reliant Energy Services as of December 31, 1998.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)




                                                                                  INVESTMENT
                                                                                   GRADE (1)              TOTAL
                                                                               -----------------    -----------------
                                                                                      (THOUSANDS OF DOLLARS)

Energy marketers..........................................................     $     102,458        $     123,779
Financial institutions....................................................            61,572               61,572
Gas and electric utilities................................................            46,880               48,015
Oil and gas producers.....................................................             7,197                8,323
Industrials...............................................................             1,807                3,233
Independent power producers...............................................             1,452                1,463
Others....................................................................            45,421               46,696
                                                                               -------------        -------------
     Total................................................................     $     266,787              293,081
                                                                               =============
Credit and other reserves.................................................                                 (6,464)
                                                                                                    -------------

Energy price risk management assets(2)....................................                          $     286,617
                                                                                                    =============

---------
(1) "Investment Grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (e.g., parent company guarantees) and collateral, which encompass cash and standby letters of credit.
(2) Resources has credit risk exposure with respect to two investment grade customers, each of which represents an amount greater than 5% but less than 10% of Price Risk Management Assets.

(b)  Non-Trading Activities.

     To reduce the risk from market fluctuations in the price of electric power, natural gas and related transportation, Resources and certain of its subsidiaries enter into futures transactions, swaps and options (Energy Derivatives) in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements, although usage to date for this purpose has not been material. Resources applies hedge accounting with respect to its derivative financial instruments.

     Certain subsidiaries of Resources also utilize interest rate derivatives (principally interest rate swaps) in order to adjust the portion of its overall borrowings which are subject to interest rate risk and also utilize such derivatives to effectively fix the interest rate on debt expected to be issued for refunding purposes.

     For transactions involving either Energy Derivatives or interest rate derivatives, hedge accounting is applied only if the derivative (i) reduces the price risk of the underlying hedged item and (ii) is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts which are inversely correlated to those of the item(s) to be hedged. This correlation (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied.

     In the case of interest rate swaps associated with existing obligations, cash flows and expenses associated with the interest rate derivative transactions are matched with the cash flows and interest expense of the obligation being hedged, resulting in an adjustment to the effective interest rate. When interest rate swaps are utilized to effectively fix the interest rate for an anticipated debt issuance, changes in the market value of the interest rate derivatives are deferred and recognized as an adjustment to the effective interest rate on the newly issued debt.

     Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in Resources' Consolidated Statements of Income until the underlying hedged transaction occurs. Once it becomes

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


probable that an anticipated transaction will not occur, deferred gains and losses are recognized. In general, the financial impact of transactions involving these Energy Derivatives is included in Resources' Statements of Consolidated Income under the captions (i) fuel expenses, in the case of natural gas transactions and (ii) purchased power, in the case of electric power transactions. Cash flows resulting from these transactions in Energy Derivatives are included in Resources' Statements of Consolidated Cash Flows in the same category as the item being hedged.

     At December 31, 1998, subsidiaries of Resources were fixed-price payors and fixed-price receivers in Energy Derivatives covering 42,498 billion British thermal units (BBtu) and 3,930 BBtu of natural gas, respectively. At December 31, 1997, subsidiaries of Resources were fixed-price payors and fixed-price receivers in Energy Derivatives covering 38,754 BBtu and 7,647 BBtu of natural gas, respectively. Also, at December 31, 1998 and 1997, subsidiaries of Resources were parties to variable-priced Energy Derivatives totaling 21,437 BBtu and 3,630 BBtu of natural gas, respectively. The weighted average maturity of these instruments is less than one year.

     The notional amount is intended to be indicative of Resources' and its subsidiaries' level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When Energy Derivatives are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed, as further discussed below. Under such circumstances, gains (losses) are deferred and recognized as a component of income when the underlying hedged item is recognized in income.

     The average maturity discussed above and the fair value discussed in Note 10 are not necessarily indicative of likely future cash flows as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and Resources' risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

(c)  Trading and Non-trading -- General Policy.

     In addition to the risk associated with price movements, credit risk is also inherent in Resources' and its subsidiaries' risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While as yet Resources and its subsidiaries have experienced only minor losses due to the credit risk associated with these arrangements, Resources has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract. In order to minimize this risk, Resources and/or its subsidiaries, as the case may be, enter into such contracts primarily with those counterparties with a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. For long-term arrangements, Resources and its subsidiaries periodically review the financial condition of such firms in addition to monitoring the effectiveness of these financial contracts in achieving Resources' objectives. Should the counterparties to these arrangements fail to perform, Resources would seek to compel performance at law or otherwise or obtain compensatory damages in lieu thereof. Resources might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then-current market prices. In such event, Resources might incur additional loss to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, Resources believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is minimal.

     Resources' policies prohibit the use of leveraged financial instruments.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(3)  CAPITAL STOCK

(a)  Earnings Per Share.

     As a result of the Merger, Resources is no longer required to present earnings per share (EPS) data as its common shares (all of which are owned by Reliant Energy) are not publicly held. EPS data for 1998, 1997 and 1996 has not been included because Resources believes it is no longer meaningful.

(b)  Direct Stock Purchase Plan and Dividend Reinvestment Plan.

     Resources' Direct Stock Purchase Plan and Dividend Reinvestment Plan were suspended and canceled in connection with the Merger.

(4)  LONG-TERM AND SHORT-TERM FINANCING

(a)  Short-term Financing.

     In 1998, Resources met its short-term financing needs primarily through a bank facility, bank lines of credit, a receivables facility and the issuance of commercial paper. In March 1998, Resources replaced its $400 million revolving credit facility with a five-year $350 million revolving credit facility (Resources Credit Facility). Borrowings under the Resources Credit Facility are unsecured and bear interest at a rate based upon either the London interbank offered rate (LIBOR) plus a margin, a base rate or a rate determined through a bidding process. The Resources Credit Facility is used to support Resources' issuance of up to $350 million of commercial paper. There were no commercial paper borrowings and no loans outstanding under the Resources Credit Facility at December 31, 1998. Borrowings under Resources' prior credit facility at December 31, 1997 were $340 million. In addition, Resources had $50 million of outstanding loans under uncommitted lines of credit at December 31, 1997 having a weighted average interest rate of 6.82%.

     A $65 million committed bank facility under which Resources obtained letters of credit and all of Resources' uncommitted lines of credit were terminated in 1998. Subsequent to the December 1998 termination, Resources obtained letters of credit under an uncommitted line. Resources expects to amend the Resources Credit Facility in March 1999 to add a $65 million letter of credit subfacility.

     Under a trade receivables facility (Receivables Facility) which expires in August 1999, Resources sells, with limited recourse, an undivided interest (limited to a maximum of $300 million) in a designated pool of accounts receivable. The amount of receivables sold and uncollected was $300 million at December 31, 1998 and at December 31, 1997. The weighted average interest rate was approximately 5.54% at December 31, 1998 and 5.65% at December 31, 1997. Certain of Resources' remaining receivables serve as collateral for receivables sold and represent the maximum exposure to Resources should all receivables sold prove ultimately uncollectible. Resources has retained servicing responsibility under the Receivables Facility for which it is paid a servicing fee. Pursuant to SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities", Resources accounts for amounts transferred pursuant to the Receivables Facility as collateralized borrowings. As a result, these receivables are recorded as assets on Resources' Consolidated Balance Sheet and amounts received by Resources pursuant to this facility are recorded as a current liability under the caption "Receivables Facility."

(b)  Long-term Debt.

     Resources' consolidated long-term debt outstanding, which is summarized in the following table, is noncallable and without sinking fund requirements except as noted. Carrying amounts and amounts due in one year reflect $33.2 million and $3.4 million, respectively, for fair value adjustments recorded in connection with the Merger.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                              DECEMBER 31, 1998
                                                           --------------------------------------------------------
                                                                                            CARRYING AMOUNTS
                                                                                       ----------------------------
                                                               EFFECTIVE     PRINCIPAL    NON-CURRENT     CURRENT
                                                                 RATE         AMOUNT        PORTION       PORTION
                                                                 ----         ------        -------       -------
                                                                            (MILLIONS OF DOLLARS)

  Medium-term notes, Series A and B due through
     2001, weighted average rate of 8.96% at
     December 31, 1998...................................        6.4%      $    165.6    $    177.6
  8.875% Series due 1999.................................        6.3%           200.0                 $    202.7
  7.5% Series due 2000...................................        6.4%           200.0         203.1
  8.9% Series due 2006...................................        6.8%           145.1         163.4
  6% Convertible Subordinated Debentures due 2012........        6.5%           109.6         104.6
  10% Series due 2019(1).................................        8.8%            42.8          47.6
  6 1/2% Series due 2008.................................        6.5%           300.0         300.0
  6 %% Series due 2003...................................        6.4%           517.0         517.0
  Other..................................................                                                    0.7
                                                                           ----------    ----------   ----------
                                                                           $  1,680.1    $  1,513.3   $    203.4
                                                                           ==========    ==========   ==========


                                                                              DECEMBER 31, 1997
                                                           --------------------------------------------------------
                                                                                            CARRYING AMOUNTS
                                                                                       ----------------------------
                                                              EFFECTIVE     PRINCIPAL     NON-CURRENT     CURRENT
                                                                 RATE         AMOUNT        PORTION       PORTION
                                                                 ----         ------        -------       -------
                                                                                      (MILLIONS OF DOLLARS)
  Medium-term notes, Series A and B due through
     2001, weighted average rate of 8.90% at
     December 31, 1997............................               6.4%      $    241.6    $    183.8    $      78.8
  Bank Term Loan due 1998................................        6.2%           150.0                        153.3
  8.875% Series due 1999.................................        6.3%           200.0         207.2
  7.5% Series due 2000...................................        6.4%           200.0         205.0
  8.9% Series due 2006...................................        6.8%           145.1         165.1
  6% Convertible Subordinated Debentures due 2012........        6.5%           116.3         107.2
  10% Series due 2019(1).................................        8.8%            42.8          47.8
  Other..................................................        4.1%             0.6           0.6
                                                                           ----------    ----------    -----------

                                                                           $  1,096.4    $    916.7    $     232.1
                                                                           ==========    ==========    ===========

----------
(1) In the fourth quarter of 1997 Resources purchased $101.4 million aggregate principal amount of its 10% Debentures due 2019 at an average price of 111.98% plus accrued interest. Because Resources' debt was stated at fair market value as of the Acquisition Date, the loss on the reacquisition of these debentures was not material.

     Consolidated maturities of long-term debt and sinking fund requirements for Resources are approximately $207 million for 1999, $228 million in 2000, $151 million in 2001, $7 million in 2002 and $7 million in 2003.

     Resources' retirements and reacquisitions of long-term debt are summarized in the following table. In cases where premiums were paid or discounts were realized in association with these reacquisitions and retirements, such amounts are reported in Resources' Statements of Consolidated Income as "Extraordinary gain (loss) on early retirement of debt, less taxes" and are net of taxes of $0.1 million and ($2.5) million in 1997 and 1996, respectively. For retirements and reacquisitions after the Acquisition Date, gains or losses on early retirement are immaterial since the carrying amounts reflect the fair value adjustments described above.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                                       YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                   1998(1)              1997(1)
                                                                                   -------              -------
  Reacquisition of 10% Debentures due 2019.................................                        $        101.4
  Reacquisition of 6% Convertible Subordinated Debentures due 2012(2)......   $          6.7                  5.8
  Retirement, at maturity, of Medium Term Notes(3).........................             76.0                 52.0
  Retirement of Bank Term Loan due 2000....................................            150.0
  Retirement of 9.875% Notes due 1997......................................                                 225.0
  Net (gain) loss on reacquisition of debt, less taxes.....................                                  (0.2)
                                                                              --------------       --------------
                                                                              $        232.7       $        384.0
                                                                              ==============       ==============

----------
(1) Excludes the conversion of 6% Convertible Subordinated Debentures due 2012 in the amount of approximately $0 and $.7 million at December 31, 1998 and December 31, 1997, respectively.
(2) These reacquired debentures may be credited against sinking fund requirements.
(3) Weighted average interest rate of 8.75% and 9.25% in 1998 and 1997, respectively.

     In June 1996, Resources exercised its right to exchange the $130 million principal amount of its $3.00 Convertible Exchangeable Preferred Stock, Series A for its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of common stock of Reliant Energy and $14.24 in cash. The Subordinated Debentures are callable beginning in 1999 at redemption prices beginning at 105.0% and declining to par in November 2009. Resources is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures which began on March 15, 1997 and will continue on each succeeding March 15 up to and including March 15, 2011. Resources (i) may credit against the sinking fund requirements any Subordinated Debentures redeemed by Resources and Subordinated Debentures which have been converted at the option of the holder and (ii) may deliver purchased Subordinated Debentures in satisfaction of the sinking fund requirements. Resources satisfied its 1998 sinking fund requirement of $6.5 million by delivering Subordinated Debentures purchased in 1996 and 1997.

     In February 1998, Resources issued $300 million principal amount of 6.5% debentures due February 1, 2008. The proceeds from the sale of the debentures were used to repay short-term indebtedness of Resources, including the indebtedness incurred in connection with the 1997 purchase of $101 million aggregate principal amount of its 10% debentures and the repayment of $53 million aggregate principal amount of Resources debt that matured in December 1997 and January 1998. In connection with the issuance of the 6.5% debentures, Resources received approximately $1 million upon unwinding a $300 million treasury rate lock agreement, which was tied to the interest rate on 10-year treasury bonds. The rate lock agreement was executed in January 1998, and proceeds from the unwind will be amortized over the 10 year life of Resources' 6.5% debentures.

     In November 1998, Resources sold $500 million aggregate principal amount of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). Included within the TERM Notes is an embedded option sold to an investment bank which gives the investment bank the right to remarket the TERM Notes in 2003 if it chooses to exercise the option. The net proceeds of $514 million from the offering of the TERM Notes were used for general corporate purposes, including the repayment of (i) $178.5 million of Resources' outstanding commercial paper and (ii) a $150 million term loan of Resources that matured on November 13, 1998. The TERM Notes are unsecured obligations of Resources which bear interest at an annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. The portion of the proceeds attributable to the option premium will be amortized over the stated term of the securities. If the option is not exercised, Resources will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by Resources, within the 52-week period beginning November 1, 2003. During such period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on an index selected by Resources. If the TERM Notes are

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to adjustment, and the effective interest rate on the remarketed TERM Notes will be 5.66% plus Resources' applicable credit spread at the time of such remarketing.

(b)  Restrictions on Debt.

     Under the provisions of the Resources Credit Facility, Resources' total debt is limited to 55% of its total capitalization. This provision did not significantly restrict Resources' ability to issue debt or to pay dividends in 1998. At December 31, 1998, Resources' total debt to total capitalization equaled 40%.

(5)  TRUST SECURITIES

     In June 1996, a Delaware statutory business trust (Resources Trust) established by Resources issued in a public offering $172.5 million of convertible preferred securities and sold approximately $5.3 million of Resources Trust common stock (106,720 shares, representing 100% of the Resources Trust's common equity) to Resources. The convertible preferred securities have a distribution rate of 6.25% payable quarterly in arrears, a stated liquidation amount of $50 per convertible preferred security and must be redeemed by 2026. The proceeds from the sale of the preferred and common securities were used by Resources Trust to purchase $177.8 million of 6.25% Convertible Junior Subordinated Debentures from Resources having an interest rate corresponding to the distribution rate of the convertible preferred securities and a maturity date corresponding to the mandatory redemption date of the convertible preferred securities. Under existing law, interest payments made by Resources for the junior subordinated debentures are deductible for federal income tax purposes. Resources has the right at any time and from time to time to defer interest payments on the junior subordinated debentures for successive periods not to exceed 20 consecutive quarters for each such extension period. In such case, (1) quarterly distributions on the junior subordinated debentures would also be deferred and (2) Resources has agreed to not declare or pay any dividend on any common or preferred stock, except in certain instances.

     The Resources Trust is accounted for as a wholly owned consolidated subsidiary of Resources. The junior subordinated debentures are the sole assets of the Resources Trust. Resources has fully and unconditionally guaranteed, on a subordinated basis, the Resources Trust's obligations, including the payment of distributions and all other payments, with respect to the convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the related junior subordinated debentures at their stated maturity or earlier redemption. Each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Reliant Energy common stock. During 1998, convertible preferred securities aggregating $15.5 million were converted, leaving $0.9 million liquidation amount of convertible preferred securities outstanding at December 31, 1998.

(6)  STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

(a)  Incentive Compensation Plans.

     Prior to the Merger, Resources had several incentive compensation plans which provided for the issuance of stock-based incentives (including restricted shares, stock options and stock appreciation rights) to directors and key employees of Resources, including officers. The charge to earnings in 1997 and 1996 related to the incentive compensation plans was $1.4 million and $4.4 million, respectively. All stock options granted under such plans were either converted into similar Reliant Energy options or "cashed out" prior to the Merger. All restricted stock and substantially all stock appreciation rights were "cashed out" with the Merger. Resources granted 463,856 shares of restricted stock in 1996 with a weighted average fair value at the grant date of $11.86. At December 31, 1996, there were 77,371 stock appreciation rights outstanding. As of the Acquisition Date, less than 1,000 stock appreciation rights were outstanding. The following is certain information relating to options issued pursuant to Resources' incentive compensation plans.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                                                 WEIGHTED-AVERAGE
                                                                                    NUMBER        EXERCISE PRICE
                                                                                   OF SHARES        PER SHARE
                                                                                   ---------        ---------
  Outstanding at December 31, 1995..............................................     1,033,019       $  8.82
  Options Granted (2)...........................................................       579,749       $  8.69
  Options Exercised.............................................................       (28,019)      $  6.44
  Options Forfeited/Expired.....................................................       (76,821)      $ 11.99
  Outstanding at December 31, 1996..............................................     1,507,928       $  8.65
  Options Exercised.............................................................      (147,092)      $  6.47
  Options Forfeited/Expired.....................................................       (10,682)      $ 12.42
  Options Cashed Out Upon Merger................................................      (521,857)
  Options Converted at Acquisition (1)..........................................      (828,297)
  Outstanding at December 31, 1997..............................................
  Exercisable at:
  December 31, 1996.............................................................       911,660       $  9.48

----------
(1) Effective upon the Merger, each holder of an unexpired Resources stock option, whether or not then exercisable, was entitled to elect to either
     (i) have all or any portion of their Resources stock options canceled and "cashed out" or (ii) have all or any portion of their Resources stock options converted to the Reliant Energy stock options. There were 828,297 Resources stock options converted into 622,504 Reliant Energy stock options at the Acquisition Date.
(2) The weighted average grant date fair value of the options granted in 1996 was $2.39.

     In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123). SFAS No. 123 provides for the disclosure of certain information concerning the "fair value" of securities issued pursuant to stock-based employee compensation plans, and gives Resources the option of calculating and recording compensation expense utilizing either (i) SFAS No. 123's "fair value" methodology which measures compensation expense as the "fair value" of all securities at the date on which they are granted to the employee or (ii) the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25) which, in general, do not require the recording of compensation expense for options and stock appreciation rights issued pursuant to plans structured similarly to those of Resources. Resources elected to continue to apply the provisions of APB No. 25 for the purpose of computing compensation expense associated with the relevant plan, although certain additional required disclosure has been made in accordance with the provisions of SFAS No. 123.

     The "fair value" as applied to restricted stock represents the quoted NYSE closing market price of the shares on the grant date. The term "fair value" as applied to stock options granted in 1996 and 1995 is a statistical calculation made utilizing a methodology generally referred to as the Black-Scholes option pricing model. The model yields a value for each option which is dependent on a number of variables which are inputs to the relevant calculations. For the purposes of determining the "fair value" of stock options in the preceding table, Resources assumed (i) a risk free interest rate (based on U.S. Treasury strips with a remaining term of five years) of 5.24% to 7.84%, (ii) an expected option life (duration) of five years, (iii) an expected volatility of 31.6% to 36.4% and (iv) an expected dividend yield of 3.4%. To the extent that actual conditions during the post-grant, pre-exercise period differ from these assumptions, the actual value of the options to the employee will differ from the calculated "fair value" at grant date (see above regarding the effect of the Merger). Had compensation cost been determined in accordance with the provisions of SFAS No. 123, the impact on Resources' earnings for 1996 would have been immaterial.

(b)  Employee Benefit Plans.

     Resources has two qualified pension plans (the Qualified Plans) which cover substantially all employees: (1) the plan which covers Resources' employees other than Reliant Energy Minnegasco employees and (2) the plan which

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


covers Reliant Energy Minnegasco employees. The Qualified Plans provide benefits based on the participants' years of service and highest average compensation. The funding policy for the Qualified Plans is to contribute at least the minimum amount required to be funded as determined by Resources' consulting actuaries. Plan assets are made up of marketable equity and high-grade fixed income securities.

     In addition to the Qualified Plans, Resources maintains certain non-qualified plans which principally consist of (i) a retirement restoration plan which allows participants to retain the benefit to which they would have been entitled under the Qualified Plans except for the federally mandated limits on such benefits or on the level of salary on which such benefits may be calculated and (ii) certain supplemental benefit plans which, in the past, were entered into with individual employees or with small groups of employees. Participants in these non-qualified plans are general creditors of Resources with respect to these benefits, as these plans are not funded by Resources in advance of the cash payment of benefits. The benefit obligation for the non-qualified plans at December 31, 1998 and 1997 was $37.7 million and $36.3 million, respectively. Expense of approximately $1.7 million, $3.1 million and $2.0 million associated with these non-qualified plans was recorded during 1998, 1997 and 1996, respectively.

     In 1998, Resources adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132). SFAS No. 132 revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans.

     Net Pension cost (qualified plans only) for Resources includes the following components:


                                                             CURRENT RESOURCES              FORMER RESOURCES
                                                     ------------------------------- -------------------------------
                                                       TWELVE MONTHS    FIVE MONTHS     SEVEN MONTHS   TWELVE MONTHS
                                                           ENDED           ENDED           ENDED           ENDED
                                                        DECEMBER 31,    DECEMBER 31,      JULY 31,      DECEMBER 31,
                                                            1998            1997            1997            1996
                                                            ----            ----            ----            ----
                                                                           (THOUSANDS OF DOLLARS)

  Service cost-- benefits earned during the period...  $   13,466      $    5,095      $    7,220      $   11,817
  Interest cost on projected benefit obligation......      33,357          15,015          20,313          29,946
  Expected return on plan assets.....................     (53,043)        (23,856)        (26,716)        (41,800)
  Amortization(1)....................................                                          66            (641)
                                                       ----------      ----------      ----------      ----------
  Net pension cost (credit)..........................  $   (6,220)     $   (3,746)     $      883      $     (678)
                                                       ==========      ==========      ==========      ==========

----------
(1) Amortization after the Acquisition Date represents amortization of unrecognized loss incurred after the Acquisition Date. For further discussion of the accounting for the Merger see Note 1(b).

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Reconciliations of Resources' beginning and ending balances of its pension plan benefit obligation, plan assets and funded status for 1998 and 1997 are set forth below:

                                                                              CURRENT RESOURCES               FORMER RESOURCES
                                                                          ----------------------------      -------------------
                                                                          TWELVE MONTHS   FIVE MONTHS           SEVEN MONTHS
                                                                              ENDED          ENDED                  ENDED
                                                                           DECEMBER 31,     DECEMBER 31,           JULY 31,
                                                                               1998            1997                  1997
                                                                           -------------   ------------     --------------------
  CHANGE IN BENEFIT OBLIGATION
     Benefit obligation, beginning of period ...........................   $    513,247     $    485,206        $    435,490
     Service cost ......................................................         13,466            5,095               7,220
     Interest cost .....................................................         33,357           15,015              20,313
     Benefits paid .....................................................        (23,870)          (9,408)            (13,340)
     Plan amendments ...................................................        (53,736)
     Actuarial (gain) loss .............................................         70,746           17,339              35,523
                                                                           ------------     ------------        ------------
     Benefit obligation, end of period .................................        553,210          513,247             485,206
                                                                           ------------     ------------        ------------

  CHANGE IN PLAN ASSETS
     Plan asset, beginning of period ...................................        569,718          577,275             500,451
     Benefits paid .....................................................        (23,870)          (9,408)            (13,340)
     Actual investment return ..........................................         78,514            1,851              90,164
                                                                           ------------     ------------        ------------
     Plan assets, end of period ........................................   $    624,362     $    569,718        $    577,275
                                                                           ------------     ------------        ------------

                                                                                                YEAR ENDED DECEMBER 31,
                                                                                              -----------------------------
                                                                                                 1998              1997
                                                                                              ------------     ------------
                                                                                                  (THOUSANDS OF DOLLARS)
  RECONCILIATION OF FUNDED STATUS
     Funded status .......................................................................    $     71,152     $     56,471
     Unrecognized prior service cost .....................................................         (53,736)
     Unrecognized actuarial (gain) loss ..................................................          84,618           39,344
                                                                                              ------------     ------------
     Net amount recognized at end of year ................................................    $    102,034     $     95,815
                                                                                              ============     ============

     Resources' Consolidated Balance Sheets included $102 million and $92 million prepaid benefit cost at December 31, 1998 and 1997, respectively.

     The assumed rate of increase in future compensation levels utilized in the above calculations was 3.5% - 5.5% in 1998, 4% - 6% in 1997 and 4% in 1996. The expected long-term rate of return on fund assets utilized in the above calculations was 10% for 1998 and 1997. The weighted average discount rate was 6.5% for 1998 and 7.25% for 1997.

     In 1998, Reliant Energy's and Resources' board of directors approved an amendment, effective January 1, 1999, which converted the present value of the accrued benefits under the existing pension plans into a cash balance plan. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage is 4%.

     The purpose of the plan change is to continue to provide uniform retirement income benefits across all employee groups, which are competitive both within the utility industry as well as with other companies within the United States.

     Resources will continue to reflect the costs of the qualified pension plan according to the provisions of SFAS No. 87 as amended by SFAS No. 132. As a result of the January 1, 1999 amendment, which is reflected in the December 31, 1998 disclosure, Resources' benefit obligation declined $54 million. The plan amendment had no impact on 1998 expense.

     The actuarial loss is due to changes in certain actuarial assumptions.

     Resources has an employee savings plan (the ESP) which covers substantially all employees other than Reliant Energy Minnegasco employees. Under the terms of the ESP, employees may contribute up to 12% of total compensation, of which contributions up to 6% are matched by Resources. Employer contributions to the ESP of $9.2 million, $9.3 million and $8.9 million were expensed during 1998, 1997 and 1996, respectively. The Reliant Energy Minnegasco employees are covered by various thrift and profit sharing plans, the terms of which vary from plan to plan. Expenses of approximately $1.6 million, $1.5 million and $1.4 million related to these plans were recorded during 1998, 1997 and 1996, respectively.

     Resources records the liability for postretirement benefit plans other than pensions (primarily health care) under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions". Resources provides these benefits under a defined benefit plan for all eligible former employees who retired prior to July 1, 1992, and under a defined contribution plan for all others. A substantial number of Resources' employees may become eligible for postretirement benefits if they are participating in such plans when they reach normal retirement age. As of December 31, 1998, Resources had contributed a total of $6 million to an external fund (associated with Reliant Energy Minnegasco employees) to provide for these benefits. Resources currently expects that it will fund these benefits utilizing external funding techniques for additional employees in the future.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The net postretirement benefit cost includes the following components:

                                                             CURRENT RESOURCES             FORMER RESOURCES
                                                       ----------------------------  ----------------------------
                                                       TWELVE MONTHS   FIVE MONTHS   SEVEN MONTHS   TWELVE MONTHS
                                                           ENDED          ENDED         ENDED           ENDED
                                                        DECEMBER 31,   DECEMBER 31,   JULY 31,       DECEMBER 31,
                                                           1998           1997          1997            1996
                                                         --------       --------      --------        --------
                                                                         (THOUSANDS OF DOLLARS)
  Service cost-- benefits earned during the period ..... $    635       $    115      $    164        $    306
  Interest cost on accumulated postretirement
     benefit obligation ................................    6,660          3,561         4,948           9,234
  Expected return on plan assets .......................     (463)           (73)         (107)           (108)
  Net amortization .....................................                                 3,875           7,983
                                                         --------       --------      --------        --------
  Net postretirement benefit cost ...................... $  6,832       $  3,603      $  8,880        $ 17,415
                                                         ========       ========      ========        ========


     Reconciliations of Resources' beginning and ending balances of its postretirement benefit plan's benefit obligation, plan assets and funded status for 1998 and 1997 are set forth below:

                                                                                CURRENT RESOURCES            FORMER RESOURCES
                                                                          -----------------------------      ----------------
                                                                          TWELVE MONTHS     FIVE MONTHS        SEVEN MONTHS
                                                                              ENDED           ENDED               ENDED
                                                                          DECEMBER 31,     DECEMBER 31,          JULY 31,
                                                                               1998            1997                1997
                                                                          -------------    ------------      ---------------

  CHANGE IN BENEFIT OBLIGATION
     Benefit obligation, beginning of period .........................    $    118,472     $    115,721            $129,381
     Service cost ....................................................             635              115                 164
     Interest cost ...................................................           6,660            3,561               4,948
     Benefits paid ...................................................         (11,569)          (3,543)             (7,093)
     Participant contributions .......................................           1,856              568               1,138
     Plan amendments .................................................          28,936
     Actuarial (gain) loss ...........................................            (921)           2,050             (12,817)
                                                                          ------------     ------------       -------------
     Benefit obligation, end of period ...............................         144,069          118,472             115,721
                                                                          ------------     ------------       -------------

  CHANGE IN PLAN ASSETS
     Plan asset, beginning of period .................................           4,502            2,909               3,051
     Benefits paid ...................................................         (11,569)          (3,543)             (7,093)
     Employer contributions ..........................................          11,163            5,171               5,209
     Participant contributions .......................................           1,856              568               1,138
     Actual investment return ........................................             509             (603)                604
                                                                          ------------     ------------       -------------
     Plan assets, end of period ......................................    $      6,461     $      4,502       $       2,909
                                                                          ------------     ------------       -------------



                                                                              YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                              1998             1997
                                                                          ------------     ------------
                                                                              (THOUSANDS OF DOLLARS)
  RECONCILIATION OF FUNDED STATUS
     Funded status ...................................................    $   (137,608)    $   (113,970)
     Unrecognized prior service cost .................................          28,936
     Unrecognized actuarial (gain) loss ..............................           1,759            2,726
                                                                          ------------     ------------
     Net amount recognized at end of year ............................    $   (106,913)    $   (111,244)
                                                                          ============     ============

     Resources' Consolidated Balance Sheets included $107 million and $111 million of postretirement benefit liability at December 31, 1998 and 1997, respectively.

     The weighted average discount rate used in determining the accumulated benefit obligation for postretirement benefits was 6.50% for 1998, 7.25% for 1997 and 7.5% for 1996. The cost of covered health care benefits (for those

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

participants entitled to a defined benefit as a result of having retired prior to July 1, 1992) is assumed to increase by 6.0% and 6.7% for pre-65 and post-65, respectively, initially and then increase at a decreasing rate to an annual and continuing increase of 5.4% by 2001. Based on these assumptions, a one percentage point increase in the assumed health care cost trend rate would increase the annual net periodic postretirement benefit cost (before any deferral for regulatory reasons) and the accumulated benefit obligation at December 31, 1998 and 1997 by approximately 6.7% and 10.8%, respectively. A one percentage point decrease in the assumed health care cost trend rate would decrease the annual net periodic postretirement benefit cost (before any deferral for regulatory reasons) and the accumulated benefit obligation at December 31, 1998 by approximately 6.0% and 9.6%, respectively.

     In 1998, Reliant Energy's and Resources' boards of directors approved an amendment, effective January 1, 1999, which created an account balance based on credited service at December 31, 1998. Under the new plan, each participant has an account, for recordkeeping purposes only, to which a $750 credit is allocated annually. This account balance vests after 5 years of service after age 50. At retirement the account balance can be used to purchase medical benefits. It may not be taken as cash.

     The purpose of the plan change is to continue to provide uniform retiree medical benefits across all employee groups, which are competitive both within the utility industry as well as with other companies within the United States.

     Resources will continue to reflect the costs of the retiree medical plan according to the provisions of SFAS No. 106 as amended by SFAS No. 132. As a result of the January 1, 1999 amendment, which is reflected in the December 31, 1998 disclosure, Resources' benefit obligation increased $29 million. The plan amendment had no impact on 1998 expense.

     The actuarial gain is due to changes in certain actuarial assumptions.

(7)  INCOME TAXES

     Reliant Energy files a consolidated federal income tax return, in which Resources and its subsidiaries are included. Prior to the Acquisition Date, Resources and its subsidiaries filed a consolidated federal income tax return. Resources' pre-acquisition consolidated federal income tax returns have been audited and settled through the year 1986. Investment tax credits are generally deferred and amortized over the lives of the related assets. The unamortized investment tax credit in deferred credits on Resources' Consolidated Balance Sheets was $5.8 million and $5.2 million for 1998 and 1997, respectively.

     The components of Resources' income tax provision are set forth below:

                                                                      CURRENT RESOURCES                  FORMER RESOURCES
                                                                -----------------------------     -----------------------------
                                                                TWELVE MONTHS     FIVE MONTHS     SEVEN MONTHS   TWELVE MONTHS
                                                                    ENDED            ENDED           ENDED            ENDED
                                                                 DECEMBER 31,     DECEMBER 31,      JULY 31,       DECEMBER 31,
                                                                    1998             1997             1997            1996
                                                                ------------     ------------     ------------     ------------
                                                                                       (THOUSANDS OF DOLLARS)
  Federal
    Current ................................................    $     30,539     $    (12,005)    $     16,339     $     33,654
    Deferred ...............................................          61,020           36,673           12,795           25,760
    Investment tax credit ..................................            (609)            (262)            (363)            (636)
  State
    Current ................................................           7,235              536              833            4,525
    Deferred ...............................................          13,645             (559)           1,794            3,049
                                                                ------------     ------------     ------------     ------------
  Income tax expense .......................................    $    111,830     $     24,383     $     31,398     $     66,352
                                                                ============     ============     ============     ============

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations. The reasons for this difference are as follows:

                                                         CURRENT RESOURCES              FORMER RESOURCES
                                                      -------------------------     ------------------------
                                                    TWELVE MONTHS    FIVE MONTHS   SEVEN MONTHS   TWELVE MONTHS
                                                        ENDED           ENDED         ENDED           ENDED
                                                     DECEMBER 31,    DECEMBER 31,    JULY 31,     DECEMBER 31,
                                                         1998           1997           1997           1996
                                                      ---------      ---------      ---------      ---------
                                                                (THOUSANDS OF DOLLARS)
Income before income taxes .......................    $ 205,654      $  45,230      $  77,273      $ 161,490
Statutory rate ...................................           35%            35%            35%            35%
                                                      ---------      ---------      ---------      ---------
Income taxes at statutory rate ...................       71,979         15,831         27,046         56,522
                                                      ---------      ---------      ---------      ---------
Increase (decrease) in tax
  resulting from:
  State income taxes, net of .....................                          (9)         1,708
    federal  income tax benefit(1) ...............       14,737                                        4,923
  Investment tax credit ..........................         (609)          (262)          (363)          (636)
  Research and experimentation ...................                                                      (188)
    credit
  Adjustment to prior-year accruals ..............        2,049            106            (34)           301
  Goodwill amortization ..........................       17,971          7,242          2,430          4,163
  Other, net .....................................        5,703          1,475            611          1,267
                                                      ---------      ---------      ---------      ---------
    Total ........................................       39,851          8,552          4,352          9,830
                                                      =========      =========      =========      =========
Income taxes .....................................    $ 111,830      $  24,383      $  31,398      $  66,352
                                                      =========      =========      =========      =========
Effective Rate ...................................         54.4%          53.9%          40.6%          41.1%

----------
(1) Calculation of the accrual for state income taxes at the end of each year requires that Resources estimate the manner in which its income for that year will be allocated and/or apportioned among the various states in which it conducts business, which states have widely differing tax rules and rates. These allocation/apportionment factors change from year to year and the amount of taxes ultimately payable may differ from that estimated as a part of the accrual process. For these reasons, the amount of state income tax expense may vary significantly from year-to-year, even in the absence of significant changes to state income tax valuation allowances or changes in individual state income tax rates.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 1998 and 1997, were as follows:

                                                                         DECEMBER 31,
                                                                -----------------------------
                                                                    1998            1997
                                                                ------------     ------------
                                                                   (THOUSANDS OF DOLLARS)
  Deferred Tax Assets:
    Employee benefit accruals ..............................    $     42,572     $     53,277
    Gas purchase contract accruals .........................           8,377            8,267
    Deferred state income taxes ............................          14,236           14,460
    State operating loss carryforwards .....................          23,178           29,515
    Alternative minimum tax credit carryforwards ...........          39,595           60,669
    Other ..................................................          34,698           57,509
    Valuation allowance ....................................          (8,591)          (6,353)
                                                                ------------     ------------
            Total deferred tax assets - net ................         154,065          217,344
                                                                ------------     ------------
  Deferred Tax Liabilities:
    Property, plant and equipment, principally due to
       depreciation methods and lives ......................         539,773          558,758
    Deferred gas costs .....................................          13,663           34,113
    Deferred state income taxes ............................          70,000           70,000
    Regulatory obligations .................................             811            6,690
    Other ..................................................          27,580           22,513
                                                                ------------     ------------
            Total deferred tax liabilities .................         651,827          692,074
                                                                ------------     ------------
                Accumulated deferred income taxes - net ....    $    497,762     $    474,730
                                                                ============     ============

     At December 31, 1998, Resources has approximately $368 million of state net operating losses available to offset future state taxable income through the year 2013. In addition, Resources has approximately $33 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable, if any, over an indefinite period (although not below the tentative minimum tax otherwise due in any year), and approximately $2.6 million of state alternative minimum tax credits which are available to reduce future state income taxes payable, if any, through the year 2001. The valuation allowance reflects a net increase of $2.3 million in 1998. This net increase results from a reassessment of Resources' usage of state tax attributes, including the future ability to use state net operating loss and alternative minimum tax credit carryforwards, offset by changes in valuation allowances provided for expiring state net operating loss carryforwards.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(8)  COMMITMENTS AND CONTINGENCIES

(a)  Lease Commitments.

     The following table sets forth certain information concerning Resources' obligations under operating leases:

     Minimum Lease Commitments at December 31, 1998(1)
     (millions of dollars)
         1999........................................................................    $       19
         2000........................................................................            15
         2001........................................................................            14
         2002........................................................................            10
         2003........................................................................             9
         2004 and beyond.............................................................            61
                                                                                         ----------
         Total.........................................................................  $      128
                                                                                         ==========

----------
(1) Principally consisting of rental agreements for building space and data processing equipment and vehicles (including major work equipment); approximately $16 million represents rental agreements with Reliant Energy.

     Resources has a master leasing agreement which provides for the lease of vehicles, construction equipment, office furniture, data processing equipment and other property. For accounting purposes, the lease is treated as an operating lease. At December 31, 1998, the unamortized value of equipment covered by the master leasing agreement was $26.9 million. Resources does not expect to lease additional property under this lease agreement.

     Total rental expense for all leases was $25.0 million, $24.0 million and $33.4 million in 1998, 1997 and 1996, respectively.

(b)  Letters of Credit.

     At December 31, 1998, Resources had letters of credit incidental to its ordinary business operations totaling approximately $30 million under which Resources is obligated to reimburse drawings, if any.

(c)  Indemnity Provisions.

     At December 31, 1998, Resources had a $5.8 million accounting reserve on its Consolidated Balance Sheets in "Estimated obligations under indemnification provisions of sale agreements" for possible indemnity claims asserted in connection with its disposition of former subsidiaries or divisions, including the sale of (i) Louisiana Intrastate Gas Corporation, a former subsidiary engaged in the intrastate pipeline and liquids extraction business (1992); (ii) Arkla Exploration Company, a former subsidiary engaged in oil and gas exploration and production activities (June 1991); and (iii) Dyco Petroleum Company, a former subsidiary engaged in oil and gas exploration and production
(1991).

(d)  Sale of Receivables.

     Certain of Resources' receivables are collateral for receivables which have been sold pursuant to the terms of the Receivables Facility. For information regarding these receivables, see Note 4(a).

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(e)  Gas Purchase Claims.

     In conjunction with settlements of "take-or-pay" claims, Resources has prepaid for certain volumes of gas, which prepayments have been recorded at their net realizable value and, to the extent that Resources is unable to realize at least the carrying amount as the gas is delivered and sold, Resources' earnings will be reduced, although such reduction is not expected to be material. In addition to these prepayments, Resources is a party to a number of agreements which require it to either purchase or sell gas in the future at prices which may differ from then prevailing market prices or which require it to deliver gas at a point other than the expected receipt point for volumes to be purchased. To the extent that Resources expects that these commitments will result in losses over the contract term, Resources has established reserves equal to such expected losses. As of December 31, 1998, these reserves were not material.

(f)  Transportation Agreement.

     Resources had an agreement (ANR Agreement) with ANR Pipeline Company (ANR) which contemplated that Resources would transfer to ANR an interest in certain of Resources' pipeline and related assets. The interest represented capacity of 250 Mmcf/day. Under the ANR Agreement, an ANR affiliate advanced $125 million to Resources. Subsequently, the parties restructured the ANR Agreement and Resources refunded in 1995 and 1993, respectively, $50 million and $34 million to ANR or an affiliate. Resources recorded $41 million as a liability reflecting ANR's or its affiliates' use of 130 Mmcf/ day of capacity in certain of Resources' transportation facilities. The level of transportation will decline to 100 Mmcf/day in the year 2003 with a refund of $5 million to an ANR affiliate. The ANR Agreement will terminate in 2005 with a refund of the remaining balance.

(g)  Environmental Matters.

     To the extent that potential environmental remediation costs are quantified within a range, Resources establishes reserves equal to the most likely level of costs within the range and adjusts such accruals as better information becomes available. In determining the amount of the liability, future costs are not discounted to their present value and the liability is not offset by expected insurance recoveries. If justified by circumstances within Resources' business subject to SFAS No. 71, corresponding regulatory assets are recorded in anticipation of recovery through the rate making process.

     Manufactured Gas Plant Sites. Resources and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works (FMGW) until 1960. Resources has substantially completed remediation of the main site other than ongoing water monitoring and treatment. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, Resources believes that two were neither owned nor operated by Resources; two were owned by Resources at one time but were operated by others and are currently owned by others; and one site was previously owned and operated by Resources but is currently owned by others. Resources believes it has no liability with respect to the sites it neither owned nor operated.

     At December 31, 1998, Resources had estimated a range of $12 million to $70 million for possible remediation of the Minnesota sites. The low end of the range was determined based on only those sites presently owned or known to have been operated by Resources, assuming use of Resources' proposed remediation methods. The upper end of the range was determined based on the sites once owned by Resources, whether or not operated by Resources. The cost estimates of the FMGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     At December 31, 1998 and 1997, Resources had recorded accruals of $5.4 million and $3.3 million, respectively (with a maximum estimated exposure of approximately $8 million and $18 million at December 31, 1998 and 1997, respectively) and an offsetting regulatory asset for environmental matters in connection with a former fire training facility, a landfill and an underground gas storage facility for which future remediation may be required. This accrual is in addition to the accrual for MGP sites as previously discussed.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In its 1995 rate case, Reliant Energy Minnegasco was allowed to recover approximately $7 million annually for remediation costs. In 1998, Reliant Energy Minnegasco received approval to reduce its annual recovery rate to zero. Remediation costs are subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries, plus carrying charges, would be deferred for recovery or refund in the next rate case. At December 31, 1998 and 1997, Reliant Energy Minnegasco had over recovered $13 million and $1.8 million, respectively. At December 31, 1998 and 1997, Minnegasco had recorded a liability of $20.7 million and $21.7 million, respectively, to cover the cost of future remediation. In addition, at December 31, 1998, Minnegasco had receivables from insurance settlements of $.6 million. These insurance settlements will be collected in 1999. Minnegasco expects that approximately 43% of its accrual as of December 31, 1998 will be expended within the next five years. The remainder will be expended on an ongoing basis for an estimated 40 years. In accordance with the provisions of SFAS No. 71, a regulatory asset has been recorded equal to the liability accrued. Minnegasco is continuing to pursue recovery of at least a portion of these costs from insurers. Minnegasco believes the difference between any cash expenditures for these costs and the amount recovered in rates during any year will not be material to Resources' overall cash requirements, results of operations or cash flows.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. Resources has received notices from the United States Environmental Protection Agency (EPA) and others regarding its status as a potentially responsible party (PRP) for other sites. Based on current information, Resources has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Mercury Contamination. Like other natural gas pipelines, Resources' pipeline operations have in the past employed elemental mercury in meters used on its pipelines. Although the mercury has now been removed from the meters, it is possible that small amounts of mercury have been spilled at some of those sites in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area around the meters with elemental mercury. Such contamination has been found by Resources at some sites in the past, and Resources has conducted remediation at sites found to be contaminated. Although Resources is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on experience by Resources and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, Resources believes that the cost of any remediation of such sites will not be material to Resources' financial position, results of operation or cash flows.

     Potentially Responsible Party Notifications. From time to time Resources and its subsidiaries have been notified that they are PRP's with respect to properties which environmental authorities have determined warrant remediation under state or federal environmental laws and regulations. In October 1994 the EPA issued such a notice with respect to the South 8th Street landfill site in West Memphis, Arkansas, and in December 1995, the Louisiana Department of Environmental Quality advised that one of Resources' subsidiaries had been identified as a PRP with respect to a hazardous waste site in Shreveport, Louisiana.

     In 1998, MRT received a notice of potential liability from the EPA regarding MRT's PRP status with respect to the Gurley Pit Superfund Site. The notice stated that MRT is a PRP for the response costs at this site because MRT allegedly generated materials that were disposed of at the site. MRT subsequently notified the EPA that it does not believe that it has liability because it did not have operations in the state from which the material was allegedly hauled. In December 1998, MRT learned that the South 8th Street Superfund Site Group and the EPA reached a tentative settlement regarding the South 8th Street and Gurley Pit Superfund Sites.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Considering the information currently known about such sites and the involvement of Resources or its subsidiaries in activities at these sites, Resources does not believe that these matters will have a material adverse effect on Resources' financial position, results of operation or cash flows.

     Resources is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect on Resources' Consolidated Financial Statements, if any, from the disposition of these matters will not be material.

(9)  REPORTABLE SEGMENTS

     Effective January 1, 1998, Resources adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131).
Because Resources is a wholly owned subsidiary of Reliant Energy, Resources' determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales of various products and services to wholesale or retail customers in differing regulatory environments. Subsequent to the Acquisition Date, segment financial data includes information for Reliant Energy and Resources on a combined basis, except for Electric Operations which has no Resources operations and International, which has minimal Resources operations. Reconciling items included under the caption "Elimination of Non-Resources Operations" reduce the consolidated Reliant Energy amounts by those operations not conducted within the Resources legal entity. Operations not owned or operated by Resources, but included in segment information before elimination include primarily the operations and assets of Reliant Energy's non-rate regulated power generation business, Reliant Energy's investment in Time Warner securities and non-Resources corporate expenses. The determination of reportable segments under SFAS No. 131 differs from that required in prior years; therefore business segment information for 1997 and 1996 has been restated to comply with SFAS No. 131.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain executive benefit costs have not been allocated to segments. Reliant Energy evaluates performance based on operating income excluding certain corporate costs not allocated to the segments. Reliant Energy and Resources account for intersegment sales as if the sales were to third parties, that is, at current market prices.

     In accordance with SFAS No. 131, Reliant Energy has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, International and Corporate. Natural Gas Distribution operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers. Interstate Pipelines conducts interstate natural gas pipeline operations. Wholesale Energy is engaged in the acquisition, development and operation of non-utility power generation facilities, as well as the wholesale energy marketing and natural gas gathering businesses. Corporate includes the Reliant Energy's and Resources' unregulated retail electric services business, certain real estate holdings of Reliant Energy and corporate costs.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

         Financial data for business segments and products and services are as follows:


                                            NATURAL GAS    INTERSTATE       WHOLESALE       CORPORATE      RECONCILING
                                           DISTRIBUTION    PIPELINES         ENERGY         AND OTHER      ELIMINATIONS
                                           ------------    -----------     -----------     -----------     ------------
                                                                       (THOUSANDS OF DOLLARS)
Current Resources
As of and for the Year Ended
December 31, 1998:
Revenues from external customers .......    $ 1,811,509    $   126,988     $ 4,289,006     $   651,741
                                            -----------    -----------     -----------     -----------
Intersegment revenues ..................          1,167        155,508         167,152          97,181     $  (421,008)
Depreciation and amortization ..........        129,777         44,025          18,204          10,527
Operating income .......................        137,955        128,328          59,170         (43,751)

Total assets ...........................      3,110,718      2,050,636       1,535,007       1,710,920        (915,895)
Equity investments in and advances to
unconsolidated subsidiaries ............                                        42,252

Expenditures for additions to
long-lived assets ......................        161,735         59,358         365,512          28,077

Current Resources
As of and for the Five Months Ended
December 31, 1997:

Revenues from external customers .......        892,064         49,655       1,288,357         304,878
Intersegment revenues ..................            505         58,678          76,301          34,853        (170,337)
Depreciation and amortization ..........         51,883         19,088           2,633           6,260
Operating income .......................         54,502         31,978             912         (37,340)

Total assets ...........................      3,073,525      2,031,879         777,638       1,749,916        (597,686)
Equity investments in and advances to
unconsolidated subsidiaries ............                                         3,325

Expenditures for additions to
long-lived assets ......................         61,078         16,304          14,038          23,899

Former Resources
For the Seven Months Ended
July 31, 1997:

Revenues from external customers .......      1,309,060         86,465       1,589,032         329,034
Intersegment revenues ..................            672        100,246          88,188          35,285        (224,391)
Depreciation and amortization ..........         56,626         17,230           1,629           9,416
Operating income .......................        111,934         76,730         (13,262)        (20,362)

Expenditures for additions to
long-lived assets ......................         69,422          9,619           8,996           7,025

Former Resources
As of  and for the Year Ended
December 31, 1996
Revenue from external customers ........      2,112,303        144,752       2,017,599         513,808
Intersegment revenues ..................          1,286        200,510         178,005          41,141        (420,942)
Depreciation and amortization ..........         94,853         29,172           2,113          16,224
Operating income .......................        178,141        107,903          25,978           2,444

Expenditures for additions to
long-lived assets ......................        116,400         39,900          10,200          10,657


                                             ELIMINATION OF
                                             NON-RESOURCES
                                             OPERATIONS        CONSOLIDATED
                                             --------------    ------------

Current Resources
As of and for the Year Ended
December 31, 1998:
Revenues from external customers .......      $  (120,832)    $ 6,758,412
                                              -----------     -----------
Intersegment revenues ..................
Depreciation and amortization ..........          (10,642)        191,891
Operating income .......................           28,603         310,305

Total assets ...........................         (835,865)      6,655,521
Equity investments in and advances to
unconsolidated subsidiaries ............          (42,252)

Expenditures for additions to
long-lived assets ......................         (368,778)        245,904

Current Resources
As of and for the Five Months Ended
December 31, 1997:

Revenues from external customers .......           (8,772)      2,526,182
Intersegment revenues ..................
Depreciation and amortization ..........           (1,777)         78,087
Operating income .......................           40,704          90,756

Total assets ...........................         (873,434)      6,161,838
Equity investments in and advances to
unconsolidated subsidiaries ............           (3,325)

Expenditures for additions to
long-lived assets ......................          (20,826)         94,493

Former Resources
For the Seven Months Ended
July 31, 1997:

Revenues from external customers .......                        3,313,591
Intersegment revenues ..................
Depreciation and amortization ..........                           84,901
Operating income .......................                          155,040

Expenditures for additions to
long-lived assets ......................                           95,062

Former Resources
As of  and for the Year Ended
December 31, 1996
Revenue from external customers ........                        4,788,462
Intersegment revenues ..................
Depreciation and amortization ..........                          142,362
Operating income .......................                          314,466

Expenditures for additions to
long-lived assets ......................                          177,157

----------
(1) Includes data for operations conducted and assets owned at the parent corporation level. This data is eliminated for purposes of the consolidated data.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)



Reconciliation of Operating Income to Net Income:

                                       CURRENT RESOURCES   CURRENT RESOURCES   FORMER RESOURCES    FORMER RESOURCES
                                       ------------------  ------------------  ------------------  -----------------
                                                              FIVE MONTHS        SEVEN MONTHS         YEAR ENDED
                                           YEAR ENDED        ENDED DECEMBER      ENDED JULY 31,       DECEMBER 31,
                                        DECEMBER 31, 1998       31, 1997              1997                1996
                                       ------------------  ------------------  ------------------  -----------------
                                                                    (THOUSANDS OF DOLLARS)
Operating income...................... $          310,305  $           90,756  $          155,040  $         314,466
Interest expense......................           (111,337)            (47,490)            (78,660)          (132,557)
Distribution on trust securities......               (632)               (279)             (6,317)
Preferred dividends of subsidiary.....                                                                        (5,842)
Income taxes..........................           (111,830)            (24,383)            (31,398)           (66,352)
Other income (expense)................              7,318               2,243               7,210            (18,857)
                                       ------------------  ------------------  ------------------  -----------------
Net income............................ $           93,824  $           20,847  $           45,875  $          90,858
                                       ==================  ==================  ==================  =================

Revenues by Products and Services:

                                       CURRENT RESOURCES   CURRENT RESOURCES   FORMER RESOURCES    FORMER RESOURCES
                                       ------------------  ------------------  ------------------  -----------------
                                                               FIVE MONTHS        SEVEN MONTHS         YEAR ENDED
                                           YEAR ENDED        ENDED DECEMBER      ENDED JULY 31,       DECEMBER 31,
                                        DECEMBER 31, 1998       31, 1997              1997                1996
                                       ------------------  ------------------  ------------------  -----------------
                                                                    (THOUSANDS OF DOLLARS)
Retail power sales.................... $            9,582  $            2,650  $            1,805  $             407
Retail gas sales......................          2,362,504           1,153,968           1,595,480          2,570,708
Wholesale energy and energy related
sales.................................          4,248,181           1,271,746           1,562,842          1,975,400
Gas transport.........................            167,812              66,265             112,655            186,952
Energy products and services..........             91,165              40,325              40,809             54,995
Elimination of non-Resources
operations............................           (120,832)             (8,772)
                                       ------------------  ------------------  ------------------  -----------------
Total................................. $        6,758,412  $        2,526,182  $        3,313,591  $       4,788,462
                                       ==================  ==================  ==================  =================

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                          DECEMBER 31,
                                                ------------------------------------------------------------------
                                                              1998                             1997
                                                 ------------------------------   ------------------------------
                                                    CARRYING           FAIR         CARRYING           FAIR
                                                     AMOUNT            VALUE         AMOUNT            VALUE
                                                 -------------     ------------   -------------    -------------
                                                                     (THOUSANDS OF DOLLARS)
Financial Assets of Resources:
     Energy Derivatives - non-trading..........     $                $           $       9,399    $      13,060
Financial Liabilities of Resources:
     Long-term debt.............................     1,513,289        1,746,641       1,148,848        1,147,344
     Trust preferred securities.................         1,157            1,467          21,290           24,569
     Energy Derivatives - non-trading...........                          8,166
     Interest rate swaps........................                                                             755

     The fair values of cash and short-term investments, marketable equity securities, short-term and other notes payable are estimated to be equivalent to carrying amounts. The remaining fair values have been determined using quoted market prices of the same or similar securities when available or other estimation techniques.

     The fair value of financial instruments included in the trading operations of Reliant Energy Services are marked-to-market at December 31, 1998 (see Note
2). Therefore, they are stated at fair value and are excluded from the table above.

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

     The Merger was recorded under the purchase method of accounting, resulting in new carrying values for certain of Resources' assets, liabilities and equity based on preliminary analysis. The new basis is reflected in Resources' Consolidated Financial Statements beginning with the Acquisition Date. (For additional information; see Note 1(b).)

                                                                       YEAR ENDED DECEMBER 31, 1998
                                                         ---------------------------------------------------------
                                                            FIRST          SECOND         THIRD          FOURTH
                                                          QUARTER(1)     QUARTER(1)      QUARTER(1)     QUARTER(1)
                                                         -----------    -----------     -----------    -----------
                                                                           (THOUSANDS OF DOLLARS)
  Operating Revenues...................................  $ 1,754,524    $ 1,380,488     $ 1,927,120    $ 1,696,280
  Operating Income (loss)..............................      143,494         15,734          23,653        127,424
  Net income (loss)(2).................................  $    61,827    $    (4,872)    $    (2,586)   $    39,455

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                                YEAR ENDED DECEMBER 31, 1997
                                                         ----------------------------------------------------------------------
                                                                     FORMER RESOURCES                    CURRENT RESOURCES
                                                         ----------------------------------------    --------------------------
                                                                                       ONE MONTH     TWO MONTHS
                                                                                          ENDED         ENDED
                                                            FIRST                       JULY 31,     SEPTEMBER 30,     FOURTH
                                                           QUARTER     SECOND QUARTER     1997           1997          QUARTER
                                                         ------------  --------------  ----------    ------------    ----------
                                                                                  (THOUSANDS OF DOLLARS)
  Operating Revenues...................................  $  1,898,851    $1,017,232    $  397,508     $  748,915     $1,777,267
  Operating Income (loss)(4) ..........................       145,221        36,616       (26,797)        10,781         79,975
  Income (loss) before
     extraordinary item ...............................        68,410           702       (23,237)        (6,646)        27,493
  Extraordinary item, less taxes(3) ...................           237
  Net income (loss)(4).................................  $     68,647    $      702    $  (23,237)    $   (6,646)    $   27,493

----------

(1) First, second and third quarter of 1998 have been restated for the change in accounting principle to mark-to-market accounting. For further discussion see Note 1(r).

(2)  Before preferred dividend requirement.

(3)  Net gain (loss) on early retirement of debt, less taxes.

(4) Includes a pre-tax charge of $22.3 million associated with early retirement and severance costs.

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy Resources Corp.:

     We have audited the accompanying consolidated balance sheets of Reliant Energy Resources Corp. (formerly NorAm Energy Corp.) and its subsidiaries (Resources) as of December 31, 1998 and 1997, and the related statements of consolidated income, consolidated stockholders' equity and comprehensive income and consolidated cash flows for the year ended December 31, 1998, the five months ended December 31, 1997 and the seven months ended July 31, 1997. Our audits also included the Resources' financial statement schedule listed in Item 14(a)(4) for the years ended December 31, 1998 and 1997. These financial statements and the financial statement schedule are the responsibility of Resources' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy Resources Corp. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for the year ended December 31, 1998, the five months ended December 31, 1997 and the seven months ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
February 25, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

Reliant Energy Resources Corp.

     We have audited the consolidated statements of income, cash flows and change in stockholders' equity and comprehensive income and the financial statement schedule of Reliant Energy Resources Corp. and Subsidiaries (Resources) as of December 31, 1996 and for the year then ended as listed in
Item 14(a)(2) and Item 14(a)(4) of this Form 10-K. These financial statements and the financial statement schedule are the responsibility of Resources' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audit.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of Resources' operations and their cash flows for the year ended December 31, 1996 in conformity with general accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                                       COOPERS & LYBRAND L.L.P.

Houston, Texas
March 25, 1997

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY AND RESOURCES.

     (a) The Company. The information called for by Item 10, to the extent not set forth under Item 1 "Business --Executive Officers of the Company," is or will be set forth in the definitive proxy statement relating to the Company's 1999 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

     (b) Resources. The information called for by Item 10 with respect to Resources is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION.

     (a) The Company. The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to the Company's 1999 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

     (b) Resources. The information called for by Item 11 with respect to Resources is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     (a) The Company. The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to the Company's 1999 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

     (b) Resources. The information called for by Item 12 with respect to Resources is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     (a) The Company. The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to the Company's 1999 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

     (b) Resources. The information called for by Item 13 with respect to Resources is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

                                                                                                               PAGE
                                                                                                               ----

(a)(1) Company Financial Statements.
 Statements of Consolidated Income for the Three Years Ended December 31, 1998..............................     58
 Statements of Consolidated Retained Earnings and Comprehensive Income for the
   Three Years Ended December 31, 1998......................................................................     59
 Consolidated Balance Sheets at December 31, 1998 and 1997..................................................     60
 Consolidated Statements of Capitalization at December 31, 1998 and 1997....................................     62
 Statements of Consolidated Cash Flows for the Three Years Ended December 31, 1998..........................     65
 Notes to Consolidated Financial Statements.................................................................     67
 Independent Auditors' Report - Company.....................................................................    108
 (a)(2) Resources Financial Statements.
 Statements of  Consolidated  Income for the Year Ended December 31, 1998, the Five Months Ended
   December 31, 1997, the Seven Months Ended July 31, 1997 and the Year Ended December 31, 1996.............    113
 Consolidated  Statements of Stockholder's Equity and  Comprehensive  Income for the Year Ended
   December 31, 1998, the Five Months Ended  December 31, 1997, the Seven Months Ended July 31, 1997
   and the Year Ended December 31, 1996.....................................................................    114
Consolidated Balance Sheets at December 31, 1998 and 1997...................................................    115
Statements of  Consolidated  Cash Flows for the Year Ended December 31, 1998, the Five Months Ended
   December 31, 1997, the Seven Months Ended July 31, 1997 and the Year Ended December 31, 1996.............    117
Notes to Consolidated Financial Statements..................................................................    119
Independent Auditors' Reports - Resources...................................................................    146
(a)(3) Company Financial Statement Schedules For The Three Years Ended December 31, 1998.
 THE COMPANY:
 II-- Reserves..............................................................................................    150
 (a)(4) Resources Financial Statement Schedules For The Three Years Ended December 31, 1998.
 RESOURCES:
 II-- Reserves..............................................................................................    151
 The following  schedules  are omitted for each of the Company and  Resources  because of the absence of the conditions under which they are required or because the required information is included in the financial statements:
 I, III, IV and V.
 (a)(5) Exhibits............................................................................................    155
 See Index of Exhibits for the Company  (page 155) and Resources  (page 169),  which indexes also include the management contracts or compensatory plans or arrangements  required to be filed as exhibits to this Form 10-K by Item
 601(10)(iii) of Regulation S-K.
 (b)  Reports on Form 8-K.
 THE COMPANY:
 Form 8-K (Item 5) dated October 13, 1998, and filed on October 31, 1998
 Form 8-K (Item 5) dated January 26, 1999, and filed February 1, 1999
 Form 8-K (Item 5) dated February 23, 1999, and filed February 26, 1999

 RESOURCES:
 Form 8-K (Item 5) dated November 5, 1998, and filed on November 11, 1998

                        HOUSTON INDUSTRIES INCORPORATED
              D/B/A RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                            SCHEDULE II -- RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                             (THOUSANDS OF DOLLARS)

                                                                      COLUMN C
                                                               -----------------------
                                                 COLUMN B             ADDITIONS           COLUMN D      COLUMN E
                     COLUMN A                   -----------    -----------------------    ----------   -----------
  -------------------------------------------    BALANCE AT     CHARGED      CHARGED      DEDUCTIONS    BALANCE AT
                                                 BEGINNING         TO        TO OTHER        FROM          END
                   DESCRIPTION                   OF PERIOD       INCOME      ACCOUNTS      RESERVES     OF PERIOD
  ---------------------------------------------------------    ----------   ----------    ----------   -----------
  Year Ended December 31, 1998:
     Accumulated provisions deducted from
        related assets on balance sheet:
        Uncollectible accounts...................   $15,344       $10,018                    $10,931       $14,431
     Reserves other than those deducted from
        assets on balance sheet:
        Property insurance.......................    (3,567)        2,187                      3,573        (4,953)
        Injuries and damages.....................     3,181         2,724                      3,408         2,497
        Non-regulated project contingencies......     1,780           693                      2,273           200

  Year Ended December 31, 1997:
     Accumulated provisions deducted from
        related assets on balance sheet:

        Uncollectible accounts...................                   5,625      $15,404         5,685        15,344
        Uncollectible advances...................    33,159                                   33,159             0
     Reserves other than those deducted from
        assets on balance sheet:

        Property insurance.......................        70         2,187                      5,824        (3,567)
        Injuries and damages.....................     1,128         5,215                      3,162         3,181
        Non-regulated project contingencies......     2,296                                      516         1,780

  Year Ended December 31, 1996:
     Accumulated provisions deducted from
        related assets on balance sheet:

        Uncollectible advances...................    27,412         5,015          732                      33,159
     Reserves other than those deducted from
        assets on balance sheet:

        Property insurance.......................    (2,117)        2,187                                       70
        Injuries and damages.....................     1,523         3,156                      3,551         1,128
        Non-regulated project contingencies......                   2,929         (633)                      2,296

----------
Notes:

(a) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

(b) Charged to other account represents the provision for uncollectible accounts acquired in the August 1997 merger with Resources.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                            SCHEDULE II -- RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 1998
                             (THOUSANDS OF DOLLARS)

                                                                      COLUMN C
                                                              --------------------------
                                                  COLUMN B            ADDITIONS            COLUMN D      COLUMN E
                     COLUMN A                   ------------- -------------------------- ------------- -------------
  ---------------------------------------------  BALANCE AT     CHARGED      CHARGED      DEDUCTIONS    BALANCE AT
                                                 BEGINNING         TO        TO OTHER        FROM          END
                   DESCRIPTION                   OF PERIOD       INCOME      ACCOUNTS      RESERVES     OF PERIOD
  ----------------------------------------------------------- -------------------------- ------------- -------------
  Reserves which are deducted in the balance
  sheet from assets to which they apply:
  (a)  Allowance for Doubtful Accounts
       Receivable
       Year ended December 31, 1998............   $15,344        $10,018                    $10,931       $14,431
       Year ended December 31, 1997............   $13,023        $13,245      $2,383        $13,307       $15,344
       Year ended December 31, 1996............   $11,117        $12,364      $3,189        $13,647       $13,023
  (b)  Deferred Tax Assets Valuation Allowance
       Year ended December 31, 1998............   $ 6,353        $ 2,238                                  $ 8,591
       Year ended December 31, 1997............   $ 6,761        $ 2,539                    $ 2,947       $ 6,353
       Year ended December 31, 1996............   $ 6,188        $   573                                  $ 6,761

----------

Notes:

(a) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas, on the 18th day of March, 1999.

                                      HOUSTON INDUSTRIES INCORPORATED
                                      (Registrant)


                                      By: /s/ DON D. JORDAN
                                         ----------------------------
                                                 Don D. Jordan
                                     Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 1999.

          SIGNATURE                                  TITLE
-----------------------------        ----------------------------------------

     /s/ DON D. JORDAN               Chairman and Chief Executive Officer and
-----------------------------        Director
      (Don D. Jordan)                (Principal Executive Officer)

    /s/ STEPHEN W. NAEVE             Executive Vice President and Chief
-----------------------------        Financial Officer
     (Stephen W. Naeve)              (Principal Financial Officer)

  /s/ MARY P. RICCIARDELLO           Vice President and Comptroller
-----------------------------
   (Mary P. Ricciardello)            (Principal Accounting Officer)

     /s/ JAMES A. BAKER              Director
-----------------------------
      (James A. Baker)

  /s/ RICHARD E. BALZHISER           Director
-----------------------------
   (Richard E. Balzhiser)

     /s/ MILTON CARROLL              Director
-----------------------------
      (Milton Carroll)

      /s/ JOHN T. CATER              Director
-----------------------------
       (John T. Cater)

  /s/ O. HOLCOMBE CROSSWELL          Director
-----------------------------
   (O. Holcombe Crosswell)

  /s/ ROBERT J. CRUIKSHANK           Director
-----------------------------
   (Robert J. Cruikshank)

    /s/ LINNET F. DEILY              Director
-----------------------------
     (Linnet F. Deily)

    /s/ JOSEPH M. GRANT              Director
-----------------------------
     (Joseph M. Grant)

   /s/ ROBERT C. HANNA               Director
-----------------------------
    (Robert C. Hanna)

     /s/ LEE W. HOGAN                Director
-----------------------------
      (Lee W. Hogan)

    /s/ T. MILTON HONEA              Director
-----------------------------
     (T. Milton Honea)

   /s/ R. STEVE LETBETTER            Director
-----------------------------
    (R. Steve Letbetter)

   /s/ ALEXANDER F. SCHILT           Director
-----------------------------
    (Alexander F. Schilt)

      /s/ BERTRAM WOLFE              Director
-----------------------------
       (Bertram Wolfe)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston and State of Texas, on the 18th day of March, 1999.

                                     RELIANT ENERGY RESOURCES CORP.
                                     (Registrant)


                                     By:       /s/ DON D. JORDAN
                                        ------------------------------------
                                                  Don D. Jordan
                                        Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 18, 1999.

         SIGNATURE                                        TITLE
-----------------------------               ----------------------------------

     /s/ DON D. JORDAN                      Chairman and Chief Executive Officer
-----------------------------               (Principal Executive Officer and
      (Don D. Jordan)                       Principal Financial Officer)

  /s/ MARY P. RICCIARDELLO                  Vice President and Comptroller
-----------------------------               (Principal Accounting Officer)
   (Mary P. Ricciardello)

   /s/ STEPHEN W. NAEVE                     Sole Director
-----------------------------
    (Stephen W. Naeve)

                        HOUSTON INDUSTRIES INCORPORATED
                       D/B/A RELIANT ENERGY, INCORPORATED
                         RELIANT ENERGY RESOURCES CORP.

              EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 1998

                               INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.

(A)      HOUSTON INDUSTRIES INCORPORATED

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
   NUMBER                  DESCRIPTION                        STATEMENT                NUMBER          REFERENCE
-------------- ------------------------------------- ----------------------------- ---------------- ----------------

2(a)(1)        Agreement and Plan of  Merger among   HI's Form 8-K dated August    1-7629           2
               the Company, Houston Lighting &       11, 1996
               Power ("HL&P"), HI Merger, Inc. and
               NorAm dated August 11, 1996

2(a)(2)        Amendment to Agreement and Plan of    Registration Statement on     333-11329        2(c)
               Merger among the Company, HL&P, HI    Form S-4
               Merger, Inc. and NorAm dated August
               11, 1996

3(a)           Restated Articles of Incorporation    Form 10-K for the year        1-3187           3(a)
               of the Company, restated as of        ended December 31, 1997
               September 1997

3(b)           Amended and Restated Bylaws of the    Form 10-Q for the quarter     1-3187           3
               Company, as of September 1998         ended September 30, 1998

3(c)           Statement of Resolution               Form 10-Q for the quarter     1-3187           3
               Establishing Series of Shares         ended March 31, 1998
               designated Series C Preference Stock

4(a)(1)        Mortgage and Deed of Trust, dated     Form S-7 of HL&P filed on     2-59748          2(b)
               November 1, 1944 between  HL&P and    August 25, 1977
               Chase Bank of Texas, National
               Association (formerly, South Texas
               Commercial National Bank of
               Houston), as Trustee as amended and
               supplemented by 20 Supplemental
               Indentures thereto

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
   NUMBER                  DESCRIPTION                        STATEMENT                NUMBER          REFERENCE
-------------- ------------------------------------- ----------------------------- ---------------- ----------------

4(a)(2)        Twenty-First through Fiftieth         HL&P's Form 10-K for the      1-3187           4(a)(2)
               Supplemental Indentures to Exhibit    year ended December 31, 1989
               4(a)(1)

4(a)(3)        Fifty-First Supplemental Indenture    HL&P's Form 10-Q for the      1-3187           4(a)
               to Exhibit 4(a)(1) dated as of        quarter ended June 30, 1991
               March 25, 1991

4(a)(4)        Fifty-Second through Fifty-Fifth      HL&P's Form 10-Q for the      1-3187           4
               Supplemental Indentures to Exhibit    quarter ended March 31, 1992
               4(a)(1) each dated as of March 1,
               1992

4(a)(5)        Fifty-Sixth and Fifty-Seventh         HL&P's Form 10-Q for the      1-3187           4
               Supplemental Indentures to Exhibit    quarter ended September 30,
               4(a)(1) each dated as of October 1,   1992
               1992

4(a)(6)        Fifty-Eighth and Fifty-Ninth          HL&P's Form 10-Q for the      1-3187           4
               Supplemental Indentures to Exhibit    quarter ended March 31, 1993
               4(a)(1) each dated as of March 1,
               1993

4(a)(7)        Sixtieth Supplemental Indenture to    HL&P's Form 10-Q for the      1-3187           4
               Exhibit 4(a)(1) dated as of July 1,   quarter ended June 30, 1993
               1993

4(a)(8)        Sixty-First through Sixty-Third       HL&P's Form 10-K for the      1-3187           4(a)(8)
               Supplemental Indentures to Exhibit    year ended December 31, 1993
               4(a)(1) each dated as of December
               1, 1993

4(a)(9)        Sixty-Fourth and Sixty-Fifth          HL&P's Form 10-K for the      1-3187           4(a)(9)
               Supplemental Indentures to Exhibit    year ended December 31, 1995
               4(a)(1) each dated as of July 1,
               1995

4(a)(10)       Junior Subordinated Trust Debenture   HL&P's Form 8-K dated         1-3187           4.1
               Indenture, dated as of February 1,    February 4, 1997
               1997, between the Company and The
               Bank of New York, as Trustee

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
   NUMBER                  DESCRIPTION                        STATEMENT                NUMBER          REFERENCE
-------------- ------------------------------------- ----------------------------- ---------------- ----------------

4(a)(11)       Supplemental Indenture No. 1 to       HL&P's Form 8-K dated         1-3187           4.2-A
               Junior Subordinated Indenture,        February 4, 1997
               dated as of February 1, 1997,
               providing for issuance of the
               Company's 8.125% Junior
               Subordinated Deferrable Interest
               Debentures, Series A due March 31,
               2046, including form of 8.125%
               junior  subordinated interest
               debenture, Series A

4(a)(12)       Supplemental Indenture No. 2 to       HL&P's Form 8-K dated         1-3187           4.2-B
               Junior Subordinated Indenture,        February 4, 1997
               dated as of February 1, 1997,
               providing for issuance of  8.257%
               Junior Subordinated Deferrable
               Interest Debentures, Series B (due
               February 1, 2037), including form
               of junior subordinated interest
               debenture, Series B

4(a)(13)       Amended and Restated Trust            HL&P's Form 8-K dated         1-3187           4.3-A
               Agreement, dated as of February 4,    February 4, 1997
               1997, of HL&P Capital Trust I,
               including form of Preferred
               Security and Agreement as to
               Expenses and Liabilities

4(a)(14)       Amended and Restated Trust            HL&P's Form 8-K dated         1-3187           4.3-B
               Agreement, dated as of February 4,    February 4, 1997
               1997, of HL&P Capital Trust II,
               including form of Capital Security
               of HL&P Capital Trust II and
               Agreement as to Expenses and
               Liabilities

4(a)(15)       Guarantee Agreement relating to       HL&P's Form 8-K dated         1-3187           4.6-A
               Capital Trust I dated as of           February 4, 1997
               February 4, 1997

4(a)(16)       Guarantee Agreement relating to       HL&P's Form 8-K dated         1-3187           4.6-B
               Capital Trust II dated as of          February 4, 1997
               February 4, 1997

4(a)(17)       Form of Indenture governing 7%        HI's Form 10-Q for the        1-7629           4
               Automatic Common Exchange             quarter ended June 30, 1997
               Securities due July 1, 2000 between
               the Company and the First National
               Bank of Chicago, as Trustee

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
   NUMBER                  DESCRIPTION                        STATEMENT                NUMBER          REFERENCE
-------------- ------------------------------------- ----------------------------- ---------------- ----------------

4(b)(1)        Rights Agreement, dated July 11,      HI's Form 8-K dated July      1-7629           4(a)(1)
               1990, between the Company and Texas   11, 1990
               Commerce Bank National Association,
               as Rights Agent (Rights Agent),
               which includes form of Statement of
               Resolution Establishing Series of
               Shares designated Series A
               Preference Stock and form of Rights
               Certificate

4(b)(2)        Agreement and Appointment of Agent,   HI's Form 8-K dated July      1-7629           4(a)(2)
               dated as of July 11, 1990, between    11, 1990
               the Company and the Rights Agent

4(b)(3)        Form of Amended and Restated Rights   Registration Statement on     333-11329        4(b)(1)
               Agreement executed on August 6,       Form S-4
               1997, including form of Statement
               of Resolution Establishing Series
               Shares Designated Series A
               Preference Stock and form of
               Rights Agreement

4(c)           Indenture, dated as of April 1,       HI's Form 10-Q for the        1-7629           4(b)
               1991, between the Company and
               quarter ended June 30, 1991
               NationsBank of Texas, National
               Association, as Trustee

4(d)(1)        Credit Agreement, dated as of         HI's Form 10-Q for the        1-7629           10(f)
               August 6, 1997, by and among          quarter ended June 30, 1997
               Houston Industries FinanceCo
               LP, HI, Chase Manhattan Bank
               and the other banks named therein

4(d)(2)        First Amendment to Exhibit 4(d)(1)    Form 10-K for the year        1-3187           4(d)(1)
               dated as of December 27, 1997         ended December 31, 1997

4(d)(3)        Second Amendment to Exhibit 4(d)(1)   Form 10-K for the year        1-3187           4(d)(2)
               dated as of February 27, 1998         ended December 31, 1997

+4(d)(4)       Third Amendment to Exhibit 4(d)(1)
               dated as of November 9 , 1998

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

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

*10(a)          Executive Benefit Plan of the        HI's Form 10-Q for the        1-7629           10(a)(1),
                Company and First and Second         quarter ended March 31, 1987                   10(a)(2),
                Amendments thereto effective as of                                                  and
                June 1, 1982, July 1, 1984, and                                                     10(a)(3)
                May 7, 1986, respectively

*10(b)(1)       Executive Incentive Compensation     HI's Form 10-K for the year   1-7629           10(b)
                Plan of the Company effective as     ended December 31, 1991
                of January 1, 1982
*10(b)(2)       First Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(a)
                10(b)(1) effective as of March 30,   quarter ended March 31, 1992
                1992

*10(b)(3)       Second Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(b)
                10(b)(1) effective as of November    ended December 31, 1992
                4, 1992

*10(b)(4)       Third Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(b)(4)
                10(b)(1) effective as of             ended December 31, 1994
                September 7, 1994

*10(b)(5)       Fourth Amendment to Exhibit          Form 10-K for the year        1-3187           10(b)(5)
                10(b)(1) effective as of August 6,   ended December 31, 1997
                1997

*10(c)(1)       Executive Incentive Compensation     HI's Form 10-Q for the        1-7629           10(b)(1)
                Plan of the Company effective as     quarter ended March 31, 1987
                of January 1, 1985

*10(c)(2)       First Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(b)(3)
                10(c)(1) effective as of January     ended December 31, 1988
                1, 1985

*10(c)(3)       Second Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(c)(3)
                10(c)(1) effective as of January     ended December 31, 1991
                1, 1985

*10(c)(4)       Third Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(b)
                10(c)(1) effective as of March 30,   quarter ended March 31, 1992
                1992

*10(c)(5)       Fourth Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(c)(5)
                10(c)(1) effective as of November    ended December 31, 1992
                4, 1992

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

*10(c)(6)       Fifth Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(c)(6)
                10(c)(1) effective as of September   ended December 31, 1994
                7, 1994

*10(c)(7)       Sixth Amendment to Exhibit           Form 10-K for the year        1-3187           10(c)(7)
                10(c)(1) effective as of August 6,   ended December 31, 1997
                1997

*10(d)          Executive Incentive Compensation     HI's Form 10-Q for the        1-7629           10(b)(2)
                Plan of Houston Lighting & Power     quarter ended March 31, 1987
                Company effective as of January 1,
                1985

*10(e)(1)       Executive Incentive Compensation     HI's Form 10-Q for the        1-7629           10(b)
                Plan of the Company effective as     quarter ended June 30, 1989
                of January 1, 1989
*10(e)(2)       First Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(e)(2)
                10(e)(1) effective as of January     ended December 31, 1991
                1, 1989

*10(e)(3)       Second Amendment to Exhibit          HI's Form 10-Q for the        1-7629           10(c)
                10(e)(1) effective as of March 30,   quarter ended March 31, 1992
                1992

*10(e)(4)       Third Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(c)(4)
                10(e)(1) effective as of November    ended December 31, 1992
                4, 1992

*10(e)(5)       Fourth Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(e)(5)
                10(e)(1) effective as of September   ended December 31, 1994
                7, 1994

*10(f)(1)       Executive Incentive Compensation     HI's Form 10-K for the year   1-7629           10(b)
                Plan of the Company effective as     ended December 31, 1990
                of January 1, 1991

*10(f)(2)       First Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(f)(2)
                10(f)(1) effective as of January     ended December 31, 1991
                1, 1991

*10(f)(3)       Second Amendment to Exhibit          HI's Form 10-Q for the        1-7629           10(d)
                10(f)(1) effective as of March 30,   quarter ended March 31, 1992
                1992

*10(f)(4)       Third Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(f)(4)
                10(f)(1) effective as of November    ended December 31, 1992
                4, 1992

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------


*10(f)(5)       Fourth Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(f)(5)
                10(f)(1) effective as of January     ended December 31, 1992
                1, 1993

*10(f)(6)       Fifth Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(f)(6)
                10(f)(1) effective in part,          ended December 31, 1994
                January 1, 1995, and in part,
                September 7, 1994

*10(f)(7)       Sixth Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(a)
                10(f)(1) effective as of August 1,   quarter ended June 30, 1995
                1995

*10(f)(8)       Seventh Amendment to Exhibit         HI's Form 10-Q for the        1-7629           10(a)
                10(f)(1) effective as of January     quarter ended June 30, 1996
                1, 1996

*10(f)(9)       Eighth Amendment to Exhibit          HI's Form 10-Q for the        1-7629           10(a)
                10(f)(1) effective as of January     quarter ended June 30, 1997
                1, 1997

*10(f)(10)      Ninth Amendment to Exhibit           Form 10-K for the year        1-3187           10(f)(10)
                10(f)(1) effective in part,          ended December 31, 1997
                January 1, 1997, and in part,
                January 1, 1998

*10(g)          Benefit Restoration Plan of the      HI's Form 10-Q for the        1-7629           10(c)
                Company, effective as of June 1,     quarter ended March 31, 1987
                1985

*10(h)          Benefit Restoration Plan of the      HI's Form 10-K for the year   1-7629           10(g)(2)
                Company as amended and restated      ended December 31, 1991
                effective as of January 1, 1988

*10(i)(1)       Benefit Restoration Plan of the      HI's Form 10-K for the year   1-7629           10(g)(3)
                Company, as amended and restated     ended December 31, 1991
                effective as of July 1, 1991

*10(i)(2)       First Amendment to Exhibit           Form 10-K for the year        1-3187           10(i)(2)
                10(i)(1) effective in part, August   ended December 31, 1997
                6, 1997, in part, September 3, 1997, and in part, October 1,
                1997

*10(j)(1)       Deferred Compensation Plan of the    HI's Form 10-Q for the        1-7629           10(d)
                Company effective as of September    quarter ended March 31, 1987
                1, 1985

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

*10(j)(2)       First Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(d)(2)
                10(j)(1) effective as of September   ended December 31, 1990
                1, 1985

*10(j)(3)       Second Amendment to Exhibit          HI's Form 10-Q for the        1-7629           10(e)
                10(j)(1) effective as of March 30,   quarter ended March 31, 1992
                1992

*10(j)(4)       Third Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(h)(4)
                10(j)(1) effective as of June 2,     ended December 31, 1993
                1993

*10(j)(5)       Fourth Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(h)(5)
                10(j)(1) effective as of September   ended December 31, 1994
                7, 1994

*10(j)(6)       Fifth Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(d)
                10(j)(1) effective as of August 1,   quarter ended June 30, 1995
                1995

*10(j)(7)       Sixth Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(b)
                10(j)(1) effective as of December    quarter ended June 30, 1995
                1, 1995

*10(j)(8)       Seventh Amendment to Exhibit         HI's Form 10-Q for the        1-7629           10(b)
                10(j)(1) effective as of January     quarter ended June 30, 1997
                1, 1997

*10(j)(9)       Eighth Amendment to Exhibit          Form 10-K for the year        1-3187           10(j)(9)
                10(j)(1) effective as of September   ended December 31, 1997
                1, 1997

*10(j)(10)      Ninth Amendment to Exhibit           Form 10-K for the year        1-3187           10(j)(10)
                10(j)(1) effective as of September   ended December 31, 1997
                3, 1997

*10(k)(1)       Deferred Compensation Plan of the    HI's Form 10-Q for the        1-7629           10(a)
                Company effective as of January 1,   quarter ended June 30, 1989
                1989

*10(k)(2)       First Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(e)(3)
                10(k)(1) effective as of January     ended December 31, 1989
                1, 1989

*10(k)(3)       Second Amendment to Exhibit          HI's Form 10-Q for the        1-7629           10(f)
                10(k)(1) effective as of March 30,   quarter ended March 31, 1992
                1992

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

*10(k)(4)       Third Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(i)(4)
                10(k)(1) effective as of June 2,     ended December 31, 1993
                1993

*10(k)(5)       Fourth Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(i)(5)
                10(k)(1) effective as of September   ended December 31, 1994
                7, 1994

*10(k)(6)       Fifth Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(c)
                10(k)(1) effective as of August 1,   quarter ended June 30, 1995
                1995

*10(k)(7)       Sixth Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(c)
                10(k)(1) effective December 1, 1995  quarter ended June 30, 1995

*10(k)(8)       Seventh Amendment to Exhibit         HI's Form 10-Q for the        1-7629           10(c)
                10(k)(1) effective as of January     quarter ended June 30, 1997
                1, 1997

*10(k)(9)       Eighth Amendment to Exhibit          Form 10-K for the year        1-3187           10(k)(9)
                10(k)(1) effective in part October   ended December 31, 1997
                1, 1997 and in part January 1, 1998

*10(k)(10)      Ninth Amendment to Exhibit           Form 10-K for the year        1-3187           10(k)(10)
                10(k)(1) effective as of September   ended December 31, 1997
                3, 1997

*10(l)(1)       Deferred Compensation Plan of the    HI's Form 10-K for the year   1-7629           10(d)(3)
                Company effective as of January 1,   ended December 31, 1990
                1991

*10(l)(2)       First Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(j)(2)
                10(l)(1) effective as of January     ended December 31, 1991
                1, 1991

*10(l)(3)       Second Amendment to Exhibit          HI's Form 10-Q for the        1-7629           10(g)
                10(l)(1) effective as of March 30,   quarter ended March 31, 1992
                1992

*10(l)(4)       Third Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(j)(4)
                10(l)(1) effective as of June 2,     ended December 31, 1993
                1993

*10(l)(5)       Fourth Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(j)(5)
                10(l)(1) effective as of December    ended December 31, 1993
                1, 1993

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

*10(l)(6)       Fifth Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(j)(6)
                10(l)(1) effective as of September   ended December 31, 1994
                7, 1994

*10(l)(7)       Sixth Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(b)
                10(l)(1) effective as of August 1,   quarter ended June 30, 1995
                1995

*10(l)(8)       Seventh Amendment to Exhibit         HI's Form 10-Q for the        1-7629           10(d)
                10(l)(1) effective as of December    quarter ended June 30, 1996
                1, 1995

*10(l)(9)       Eighth Amendment to Exhibit          HI's Form 10-Q for the        1-7629           10(d)
                10(l)(1) effective as of January     quarter ended June 30, 1997
                1, 1997

*10(l)(10)      Ninth Amendment to Exhibit           Form 10-K for the year        1-3187           10(l)(10)
                10(l)(1) effective in part August    ended December 31, 1997
                6, 1997, in part October 1, 1997, and in part January 1, 1998

*10(l)(11)      Tenth Amendment to Exhibit           Form 10-K for the year        1-3187           10(i)(11)
                10(l)(1) effective as of September   ended December 31, 1997
                3, 1997

*10(m)(1)       Long-Term Incentive Compensation     HI's Form 10-Q for the        1-7629           10(c)
                Plan of the Company effective as     quarter ended June 30, 1989
                of January 1, 1989

*10(m)(2)       First Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(f)(2)
                10(m)(1) effective as of January     ended December 31, 1989
                1, 1990

*10(m)(3)       Second Amendment to Exhibit          HI's Form 10-K for the year   1-7629           10(k)(3)
                10(m)(1) effective as of December    ended December 31, 1992
                22, 1992

*10(m)(4)       Third Amendment to Exhibit           HI's Form 10-K for the year   1-3187           10(m)(4)
                10(m)(1) effective as of August 6,   ended December 31, 1997
                1997

*10(n)          Form of stock option agreement for   HI's Form 10-Q for the        1-7629           10(h)
                nonqualified stock options granted   quarter ended March 31, 1992
                under the Company's 1989 Long-Term
                Incentive Compensation Plan

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

*10(o)          Forms of restricted stock            HI's Form 10-Q for the        1-7629           10(i)
                agreement for restricted stock       quarter ended March 31, 1992
                granted under the Company's 1989
                Long-Term Incentive Compensation
                Plan

*10(p)(1)       1994 Long-Term Incentive             HI's Form 10-K for the year   1-7629           10(n)(1)
                Compensation Plan of the Company     ended December 31, 1993
                effective as of January 1, 1994

*10(p)(2)       Form of stock option agreement for   HI's Form 10-K for the year   1-7629           10(n)(2)
                non-qualified stock options          ended December 31, 1993
                granted under the Company's 1994
                Long-Term Incentive Compensation
                Plan

*10(p)(3)       First Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10(e)
                10(p)(1) effective as of May 9,      quarter ended June 30, 1997
                1997

*10(p)(4)       Second Amendment to Exhibit          Form 10-K for the year        1-3187           10(p)(4)
                10(p)(1) effective as of August 6,   ended December 31, 1997
                1997

+*10(p)(5)      Third Amendment to Exhibit
                10(p)(1) effective as of January
                1, 1998

*10(q)(1)       Savings Restoration Plan of the      HI's Form 10-K for the year   1-7629           10(f)
                Company effective as of January 1,   ended December 31, 1990
                1991

*10(q)(2)       First Amendment to Exhibit           HI's Form 10-K for the year   1-7629           10(l)(2)
                10(q)(1) effective as of January     ended December 31, 1991
                1, 1992

*10(q)(3)       Second Amendment to Exhibit          Form 10-K for the year        1-3187           10(q)(3)
                10(q)(1) effective in part, August   ended December 31, 1997
                6, 1997, and in part, October 1,
                1997

*10(r)(1)       Director Benefits Plan, effective    HI's Form 10-K for the year   1-7629           10(m)
                as of January 1, 1992                ended December 31, 1991

+*10(r)(2)      First Amendment to Exhibit
                10(r)(1) effective as of August 6,
                1997

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

*10(s)(1)       Executive Life Insurance Plan of     HI's Form 10-K for the year   1-7629           10(q)
                the Company effective as of          ended December 31, 1993
                January 1, 1994

*10(s)(2)       First Amendment to Exhibit           HI's Form 10-Q for the        1-7629           10
                10(s)(1) effective as of January     quarter ended June 30, 1995
                1, 1994

*10(s)(3)       Second Amendment to Exhibit          Form 10-K for the year        1-3187           10(s)(3)
                10(s)(1) effective as of August 6,   ended December 31, 1997
                1997

*10(t)          Employment and Supplemental          HI's Form 10-Q for the        1-7629           10(f)
                Benefits Agreement between HL&P      quarter ended March 31, 1987
                and Hugh Rice Kelly

10(u)(1)        Houston Industries Incorporated      HI's Form 10-K for the year   1-7629           10(s)(4)
                Savings Trust between the Company    ended December 31, 1995
                and The Northern Trust Company, as
                Trustee (as amended and restated
                effective July 1, 1995)

10(u)(2)        Note Purchase Agreement between      HI's Form 10-K for the year   1-7629           10(j)(3)
                the Company and the ESOP Trustee,    ended December 31, 1990
                dated as of October 5, 1990

10(v)(1)        Stockholder's Agreement dated as     Schedule 13-D dated July 6,   5-19351          2
                of July 6, 1995 between the          1995
                Company and Time Warner Inc.

10(v)(2)        Registration Rights Agreement        Schedule 13-D dated July 6,   5-19351          3
                dated as of July 6, 1995 between     1995
                the Company and Time Warner Inc.

10(v)(3)        Amendment to Exhibits 10(v)(1) and   HI's Form 10-K for the year   1-7629           10(x)(4)
                10(v)(2) dated November 18, 1996     ended December 31, 1996

10(v)(4)        Certificate of Voting Powers,        Schedule 13-D dated July 6,   5-19351          4
                Designations, Preferences and        1995
                Relative Participating, Optional
                or Other Special Rights, and
                Qualifications, Limitations or
                Restrictions Thereof of Series D
                Convertible Preferred Stock of
                Time Warner Inc.

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

*10(w)(1)       Houston Industries Incorporated      HI's Form 10-K for the year   1-7629           10(7)
                Executive Deferred Compensation      ended December 31, 1995
                Trust, effective as of December
                19, 1995

*10(w)(2)       First Amendment to Exhibit           Form 10-Q for the quarter     1-3187           10
                10(w)(1) effective as of August 6,   ended June 30, 1998
                1997

*10(x)          Supplemental Pension Agreement,      Registration Statement on     333-11329        10(aa)
                dated July 17, 1996, between the     Form S-4
                Company and Lee W. Hogan

*10(y)          Consulting Agreement, dated          HI's Form 10-K for the year   1-7629           10(bb)
                January 14, 1997, between the        ended December 31, 1996
                Company and Milton Carroll

*10(z)(1)       Employment Agreement, dated          HI's Form 10-K for the year   1-7629           10(cc)
                February 25, 1997, between the       ended December 31, 1996
                Company and Don D. Jordan

10(z)(2)        Amended and Restated Employment      Form 10-K for the year        1-3187           10(z)(2)
                Agreement, dated November 7, 1997,   ended December 31, 1997
                between the Company and Don D.
                Jordan

*10(aa)(1)      Executive Severance Benefits Plan    Form 10-K for the year        1-3187           10(aa)(1)
                of the Company and Summary Plan      ended December 31, 1997
                Description effective as of
                September 3, 1997

*10(aa)(2)      Form of Severance Agreements         Form 10-K for the year        1-3187           10(aa)(2)
                between the Company and each of      ended December 31, 1997
                the following executive officers:
                Lee W. Hogan, Hugh Rice Kelly, R.
                Steve Letbetter, and Stephen W.
                Naeve

+*10(aa)(3)     Form of Severance Agreements,
                between the Company and each of
                the following executive officers:
                David M. McClanahan, Charles M.
                Oglesby, Joe Bob Perkins, and Mary
                P. Ricciardello

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
    NUMBER                  DESCRIPTION                       STATEMENT                NUMBER          REFERENCE
--------------- ------------------------------------ ----------------------------- ---------------- ----------------

+*10(bb)        Employment Agreement, dated as of
                February 16, 1998, between the
                Company and Charles M. Oglesby,
                and Waiver and Release pertaining
                thereto

+*10 (c)(c)     Fifth Amendment to the Houston
                Industries Incorporated Savings
                Plan effective as of October 15,
                1997

+*10 (d)(d)     Fourth Amendment to the Houston
                Industries Energy, Inc. Long-Term
                Project Incentive Compensation
                Plan, effective as of January 1,
                1997

+*10 (e)(e)     First Amendment to the Houston
                Industries Incorporated Stock Plan
                for Outside Directors, effective
                as of August 6, 1997

+12             Computation of Ratios of Earnings
                to Fixed Charges

+21             Subsidiaries of the Company

+23             Consent of Deloitte & Touche LLP

+27             Financial Data Schedule

+99(a)          Letter, dated February 2, 1999,
                from Secretary of State of the
                State of Texas regarding Assumed
                Name filed by Houston Industries
                Incorporated to conduct business
                under the name Reliant Energy,
                Incorporated


(B)  RELIANT ENERGY RESOURCES CORP.

                                                                                   SEC FILE OR
EXHIBIT                                              REPORT OR                     REGISTRATION     EXHIBIT
NUMBER         DESCRIPTION                           REGISTRATION STATEMENT        NUMBER           REFERENCE
-------------- ------------------------------------- ----------------------------- ---------------- ----------------

2(a)(1)        Agreement and Plan of  Merger among   HI's Form 8-K dated August    1-7629           2
               the Company, HL&P, HI Merger, Inc.    11, 1996
               and NorAm dated August 11, 1996

2(a)(2)        Amendment to Agreement and Plan of    Registration Statement on     333-11329        2(c)
               Merger among the Company, HL&P, HI    Form S-4
               Merger, Inc. and NorAm dated August
               11, 1996

3(a)(1)        Certificate of Incorporation of       Form 10-K for the year        1-3187           3(a)(1)
               Resources                             ended December 31, 1997

3(a)(2)        Certificate of Merger merging         Form 10-K for the year        1-3187           3(a)(2)
               former NorAm Energy Corp. with and    ended December 31, 1997
               into HI Merger, Inc. dated August
               6, 1997

+3(a)(3)       Certificate of Amendment changing
               the name to Reliant Energy
               Resources Corp.

3(b)           Bylaws of Resources                   Form 10-K for the year        1-3187           3(b)
                                                     ended December 31, 1997

4(a)(1)        Indenture, dated as of December 1,    NorAm's Form 10-K for the     1-13265          4.14
               1986, between NorAm and Citibank,     year ended December 31, 1986
               N.A., as Trustee

4(a)(2)        First Supplemental Indenture to       Form 10-K for the year        1-3187           4(a)(2)
               Exhibit 4(a)(1) dated as of           ended December 31, 1997
               September 30, 1988


4(a)(3)        Second Supplemental Indenture to      Form 10-K for the year        1-3187           4(a)(3)
               Exhibit 4(a)(1) dated as of           ended December 31, 1997
               November 15, 1989

4(a)(4)        Third Supplemental Indenture to       Form 10-K for the year        1-3187           4(a)(4)
               Exhibit 4(a)(1) dated as of August    ended December 31, 1997
               6, 1997

4(b)(1)        Indenture, dated as of March 31,      NorAm's Registration          33-14586         4.20
               1987, between NorAm and Chase         Statement on Form S-3
               Manhattan Bank, N.A., as Trustee,
               authorizing 6% Convertible
               Subordinated Debentures due 2012

                                                                                   SEC FILE OR
EXHIBIT                                              REPORT OR                     REGISTRATION     EXHIBIT
NUMBER         DESCRIPTION                           REGISTRATION STATEMENT        NUMBER           REFERENCE
-------------- ------------------------------------- ----------------------------- ---------------- ----------------

4(b)(2)        Supplemental Indenture to Exhibit     Form 10-K for the year        1-3187           4(b)(2)
               4(b)(1) dated as of August 6, 1997    ended December 31, 1997


4(c)(1)        Indenture, dated as of April 15,      NorAm's Registration          33-23375         4.1
               1990, between NorAm and Citibank,     Statement on Form S-3
               N.A., as Trustee

4(c)(2)        Supplemental Indenture to Exhibit     Form 10-K for the year        1-3187           4(c)(2)
               4(c)(1) dated as of August 6, 1997    ended December 31, 1997

4(d)(1)        Form of Indenture between NorAm and   NorAm's Registration          33-64001         4.8
               The Bank of New York as Trustee       Statement on Form S-3
4(d)(2)        Form of First Supplemental            NorAm's Form 8-K dated June   1-13265          4.01
               Indenture to Exhibit 4(d)(1)          10, 1996

4(d)(3)        Second Supplemental Indenture to      Form 10-K for the year        1-3187           4(d)(3)
               Exhibit 4(d)(1) dated as of August    ended December 31, 1997
               6, 1997

4(e)           Indenture, dated as of December 1,    Registration Statement on     333-41017        4.1
               1997, between Resources and Chase     Form S-3
               Bank of Texas, National Association

4(f)(1)        Indenture, dated as of February 1,    Form 8-K dated February 5,    1-13265          4.1
               1998, between the Company and Chase   1998
               Bank of Texas, National
               Association, as Trustee

4(f)(2)        Supplemental Indenture No. 1, dated   Form 8-K dated February 5,    1-13265          4.2
               as of February 1, 1998, providing     1998
               for the issuance of the Company's 6
               1/2% Debentures due February 1, 2008

     There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10 percent of the total assets of Resources. Resources hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
   NUMBER                  DESCRIPTION                        STATEMENT                NUMBER          REFERENCE
-------------- ------------------------------------- ----------------------------- ---------------- ----------------

10(a)          Service Agreement by and between      NorAm's Form 10-K for the     1-13265          10.20
               Mississippi River Transmission        year ended December 31, 1989
               Corporation and Laclede Gas Company
               dated August 22, 1989

+12            Computation of Ratios of Earnings
               to Fixed Charges

                                                              REPORT OR              SEC FILE OR
   EXHIBIT                                                   REGISTRATION           REGISTRATION        EXHIBIT
   NUMBER                  DESCRIPTION                        STATEMENT                NUMBER          REFERENCE
-------------- ------------------------------------- ----------------------------- ---------------- ----------------

+27            Financial Data Schedule