Form 10-Q
period 1999-03-31
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 1999-05-14
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                         ------------------------------

Commission file number 1-3187

                          RELIANT ENERGY, INCORPORATED
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

                         HOUSTON INDUSTRIES INCORPORATED
                   (Former name, if changed since last report)

Commission file number 1-13265

                         RELIANT ENERGY RESOURCES CORP.
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

                          -----------------------------

RELIANT ENERGY RESOURCES CORP. MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

As of May 7, 1999, Reliant Energy, Incorporated had 296,330,151 shares of common stock outstanding, including 11,027,326 ESOP shares not deemed outstanding for financial statement purposes and excluding 91,521 shares held as treasury stock. As of May 7, 1999, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

THIS COMBINED QUARTERLY REPORT ON FORM 10-Q IS SEPARATELY FILED BY RELIANT ENERGY, INCORPORATED (COMPANY) AND RELIANT ENERGY RESOURCES CORP. (RESOURCES). INFORMATION CONTAINED HEREIN RELATING TO RESOURCES IS FILED BY THE COMPANY AND SEPARATELY BY RESOURCES ON ITS OWN BEHALF. RESOURCES MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE COMPANY (EXCEPT AS IT MAY RELATE TO RESOURCES AND ITS SUBSIDIARIES) OR ANY OTHER AFFILIATE OR SUBSIDIARY OF THE COMPANY.

                          RELIANT ENERGY, INCORPORATED
                       AND RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 1999

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

         Company:

                  Financial Statements............................................................................1

                      Statements of Consolidated Operations
                      Three Months Ended March 31, 1999 and 1998 (Unaudited) .....................................1

                      Consolidated Balance Sheets
                      March 31, 1999 (Unaudited) and December 31, 1998............................................2

                      Statements of Consolidated Cash Flows
                      Three Months Ended March 31, 1999 and 1998 (Unaudited)......................................4

                      Statements of Consolidated Retained Earnings and Comprehensive Loss
                      Three Months Ended March 31, 1999 and 1998 (Unaudited) .....................................6

                      Notes to Unaudited Consolidated Financial Statements........................................7

                  Management's Discussion and Analysis of Financial Condition and Results of
                  Operations of the Company......................................................................16

                  Quantitative and Qualitative Disclosures about Market Risk of the Company......................25

         Resources:

                  Financial Statements...........................................................................27

                      Statements of Consolidated Income
                      Three Months Ended March 31, 1999 and 1998 (Unaudited).....................................27

                      Consolidated Balance Sheets
                      March 31, 1999 (Unaudited) and December 31, 1998...........................................28

                      Statements of Consolidated Cash Flows
                      Three Months Ended March 31, 1999 and 1998 (Unaudited).....................................30

                      Consolidated Statements of Stockholder's Equity and Comprehensive Income
                      Three Months Ended March 31, 1999 and 1998 (Unaudited).....................................31

                      Notes to Unaudited Consolidated Financial Statements.......................................32

                  Management's Narrative Analysis of the Results of Operations of Resources......................34

PART II.  OTHER INFORMATION

                  Legal Proceeding...............................................................................36

                  Other Information .............................................................................36

                  Exhibits and Reports on Form 8-K...............................................................37

                          PART I. FINANCIAL INFORMATION

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                   MARCH 31,
                                                          --------------------------
                                                             1999           1998
                                                          -----------    -----------
REVENUES:
  Electric Operations .................................   $   849,906    $   846,562
  Natural Gas Distribution ............................       663,164        716,896
  Interstate Pipelines ................................        66,105         70,981
  Wholesale Energy ....................................     1,008,103        891,373
  International .......................................       (51,484)        27,246
  Corporate ...........................................       235,385        202,833
  Eliminations ........................................      (128,275)      (124,569)
                                                          -----------    -----------
    Total .............................................     2,642,904      2,631,322
                                                          -----------    -----------

EXPENSES:
  Fuel and cost of gas sold ...........................     1,417,364      1,278,394
  Purchased power .....................................       328,507        413,037
  Operation and maintenance ...........................       399,012        371,640
  Taxes other than income taxes .......................       117,321        109,760
  Depreciation and amortization .......................       190,585        175,599
                                                          -----------    -----------
    Total .............................................     2,452,789      2,348,430
                                                          -----------    -----------

OPERATING INCOME ......................................       190,115        282,892
                                                          -----------    -----------

OTHER INCOME (EXPENSE):
  Unrealized loss on ACES .............................      (331,311)      (189,320)
  Time Warner dividend income .........................        10,313         10,313
  Other - net .........................................           702          7,214
                                                          -----------    -----------
    Total .............................................      (320,296)      (171,793)
                                                          -----------    -----------

INTEREST AND OTHER CHARGES:
  Interest on long-term debt ..........................       103,854        106,029
  Other interest ......................................        23,339         24,359
  Distributions on trust securities ...................         9,791          7,410
  Allowance for borrowed funds used during construction          (930)          (957)
                                                          -----------    -----------
    Total .............................................       136,054        136,841
                                                          -----------    -----------

LOSS BEFORE INCOME TAXES AND PREFERRED DIVIDENDS ......      (266,235)       (25,742)
INCOME TAX EXPENSE (BENEFIT) ..........................       (56,543)         4,276
                                                          -----------    -----------
NET LOSS ..............................................      (209,692)       (30,018)
PREFERRED DIVIDENDS ...................................            97             97
                                                          -----------    -----------

NET LOSS ATTRIBUTABLE TO COMMON SHAREHOLDERS ..........   $  (209,789)   $   (30,115)
                                                          ===========    ===========

BASIC AND DILUTED LOSS PER COMMON SHARE ...............   $     (0.74)   $     (0.11)
                                                          ===========    ===========



          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                     MARCH 31,       DECEMBER 31,
                                                                       1999             1998
                                                                   --------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents ....................................   $       83,795   $       29,673
  Accounts receivable - net ....................................          768,109          726,377
  Accrued unbilled revenues ....................................          104,286          175,515
  Time Warner dividends receivable .............................           10,313           10,313
  Fuel stock and petroleum products ............................           94,737          211,750
  Materials and supplies, at average cost ......................          172,174          171,998
  Price risk management assets .................................          274,390          265,203
  Prepayments and other current assets .........................           50,806           78,342
                                                                   --------------   --------------
    Total current assets .......................................        1,558,610        1,669,171
                                                                   --------------   --------------

PROPERTY, PLANT AND EQUIPMENT - AT COST:
  Electric .....................................................       14,088,627       13,969,302
  Natural gas distribution and gathering systems ...............        1,732,598        1,686,159
  Interstate pipelines .........................................        1,303,180        1,302,829
  Other property ...............................................           85,911           72,299
                                                                   --------------   --------------
    Total ......................................................       17,210,316       17,030,589
  Less accumulated depreciation and amortization ...............        5,661,537        5,499,448
                                                                   --------------   --------------
    Property, plant and equipment - net ........................       11,548,779       11,531,141
                                                                   --------------   --------------

OTHER ASSETS:
  Goodwill - net ...............................................        2,105,349        2,098,890
  Equity investments and advances to unconsolidated affiliates .          906,874        1,051,600
  Investment in Time Warner securities .........................          990,000          990,000
  Deferred plant costs - net ...................................          529,341          535,787
  Deferred debits ..............................................          426,193          391,495
  Unamortized debt expense and premium on reacquired debt ......          214,420          208,350
  Regulatory tax asset - net ...................................          333,130          418,339
  Prepaid pension asset ........................................          104,184          102,021
  Price risk management assets .................................           69,624           21,414
  Fuel-related debits ..........................................           53,585           65,278
  Recoverable project costs - net ..............................           46,436           55,036
                                                                   --------------   --------------
    Total other assets .........................................        5,779,136        5,938,210
                                                                   --------------   --------------

      Total ....................................................   $   18,886,525   $   19,138,522
                                                                   ==============   ==============


          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                         CAPITALIZATION AND LIABILITIES

                                                                             MARCH 31,      DECEMBER 31,
                                                                               1999            1998
                                                                           ------------    ------------
CURRENT LIABILITIES:
  Notes payable ........................................................   $  1,738,003    $  1,812,739
  Accounts payable .....................................................        715,445         807,977
  Taxes accrued ........................................................        205,402         252,581
  Interest accrued .....................................................        117,953         115,201
  Dividends declared ...................................................        111,124         111,058
  Customer deposits ....................................................         77,847          77,937
  Price risk management liabilities ....................................        231,003         227,652
  Current portion of long-term debt ....................................        375,497         397,454
  Other ................................................................        218,871         268,343
                                                                           ------------    ------------
        Total current liabilities ......................................      3,791,145       4,070,942
                                                                           ------------    ------------

DEFERRED CREDITS:
  Accumulated deferred income taxes ....................................      2,149,360       2,364,036
  Benefit obligations ..................................................        340,913         378,747
  Unamortized investment tax credit ....................................        323,927         328,949
  Price risk management liabilities ....................................         64,892          29,108
  Fuel-related credits .................................................        131,978          88,639
  Other ................................................................        422,575         413,253
                                                                           ------------    ------------
        Total deferred credits .........................................      3,433,645       3,602,732
                                                                           ------------    ------------

CAPITALIZATION:
  Long-term debt:
    Automatic common exchange securities (ACES) ........................      2,681,307       2,349,997
    Debentures .........................................................      1,475,492       1,482,050
    First mortgage bonds ...............................................      1,715,928       1,865,784
    Notes payable ......................................................        506,083         507,789
    Pollution control revenue bonds ....................................        581,385         581,385
    Other ..............................................................         13,502          13,743
                                                                           ------------    ------------
      Total long-term debt .............................................      6,973,697       6,800,748
                                                                           ------------    ------------

  Company/Resources obligated mandatorily redeemable trust preferred securities of subsidiary trusts holding solely junior subordinated
    debentures of Company/Resources ....................................        717,268         342,232
                                                                           ------------    ------------

  Preference stock, none outstanding

  Cumulative preferred stock, not subject to mandatory redemption ......          9,740           9,740
                                                                           ------------    ------------

  Common Stock Equity:
    Common stock, no par value .........................................      3,146,137       3,136,826
    Treasury stock, at cost ............................................         (2,384)         (2,384)
    Unearned ESOP shares ...............................................       (212,615)       (217,780)
    Retained earnings ..................................................      1,128,387       1,445,081
    Accumulated other comprehensive loss ...............................        (98,495)        (49,615)
                                                                           ------------    ------------
      Total common stock equity ........................................      3,961,030       4,312,128
                                                                           ------------    ------------

        Total capitalization ...........................................     11,661,735      11,464,848
                                                                           ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTE 1)

        Total ..........................................................   $ 18,886,525    $ 19,138,522
                                                                           ============    ============


          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                               --------------------------------
                                                                                    1999              1998
                                                                               --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss attributable to common shareholders .............................   $     (209,789)   $      (30,115)

  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization ..........................................          190,585           175,599
    Amortization of nuclear fuel ...........................................            5,811             6,714
    Deferred income taxes ..................................................         (123,153)          (54,104)
    Investment tax credit ..................................................           (5,022)           (5,031)
    Unrealized loss on ACES ................................................          331,311           189,320
    Undistributed loss (earnings) of equity investments in unconsolidated
      affiliates ...........................................................           74,362           (13,103)
    Fuel cost over (under) recovery ........................................           23,632           (28,381)
    Changes in other assets and liabilities:
      Accounts receivable - net ............................................           25,001           193,598
      Accounts receivable - IRS ............................................                            140,532
      Fuel surcharge .......................................................           18,837            21,966
      Inventory ............................................................          117,537            31,389
      Other current assets .................................................           27,536            35,222
      Accounts payable .....................................................          (92,532)         (154,132)
      Interest and taxes accrued ...........................................          (44,427)          (75,694)
      Other current liabilities ............................................          (53,415)          (51,188)
      Net price risk management assets .....................................          (18,262)           (6,670)
      Other - net ..........................................................          (65,786)           48,147
                                                                               --------------    --------------
        Net cash provided by operating activities ..........................          202,226           424,069
                                                                               --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures (including allowance for borrowed funds used
    during construction) ...................................................         (179,039)         (108,497)
  Equity investment and advances to unconsolidated affiliates ..............           19,361            (4,926)
  Other - net ..............................................................           (1,716)           (9,225)
                                                                               --------------    --------------
        Net cash used in investing activities ..............................   $     (161,394)   $     (122,648)
                                                                               --------------    --------------

                                                        (Continued on next page)

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                THREE MONTHS ENDED
                                                                                     MARCH 31,
                                                                           --------------------------------
                                                                               1999              1998
                                                                           --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of matured bonds .............................................                     $       (1,000)
  Proceeds from issuance of trust preferred securities .................   $      375,000
  Proceeds from issuance of debentures .................................                            300,000
  Payment of debentures ................................................           (6,042)
  Restricted deposit for bond redemption ...............................                           (290,000)
  Proceeds from issuance of pollution control revenue refunding bonds ..                            386,757
  Payment of common stock dividends ....................................         (106,767)         (106,448)
  Decrease in notes payable - net ......................................          (74,736)         (390,307)
  Extinguishment of long-term debt .....................................         (170,500)         (107,263)
  Conversion of convertible securities .................................               (7)           (3,255)
  Other - net ..........................................................           (3,658)           (2,551)
                                                                           --------------    --------------
      Net cash provided by  (used in) financing activities .............           13,290          (214,067)
                                                                           --------------    --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..............................           54,122            87,354

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................           29,673            51,712
                                                                           --------------    --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................   $       83,795    $      139,066
                                                                           ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
  Interest (net of amounts capitalized) ................................   $      122,517    $      145,348
  Income taxes .........................................................           28,308            15,158



          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                             AND COMPREHENSIVE LOSS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------------------------
                                                              1999                              1998
                                                 ------------------------------     -------------------------------
RETAINED EARNINGS:
  Balance at beginning of period.............    $   1,445,081                      $   2,013,055
  Net loss...................................         (209,789)   $    (209,789)          (30,115)    $     (30,115)
                                                 -------------                      -------------
      Total..................................        1,235,292                          1,982,940
  Common stock dividends.....................         (106,905)                          (106,505)
                                                 -------------                      -------------
  Balance at end of period...................    $   1,128,387                      $   1,876,435
                                                 =============                      =============

ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS),  NET OF TAX:
  Balance at beginning of period.............    $     (49,615)                     $      (6,455)
  Foreign currency translation adjustments...          (50,978)         (50,978)              119               119
  Unrealized gain on available for sale
    securities..............................             2,098            2,098             1,379             1,379
                                                 -------------                      -------------
  Balance at end of period...................    $     (98,495)                     $      (4,957)
                                                 =============                      =============

                                                                  -------------                       -------------
COMPREHENSIVE LOSS...........................                     $    (258,669)                      $     (28,617)
                                                                  =============                       =============



          See Notes to the Company's Consolidated Financial Statements.

                RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         Included in this combined Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Company) and for Reliant Energy Resources Corp. (Resources) are the Company's and Resources' consolidated interim financial statements and notes (Interim Financial Statements) including such companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Form 10-K of the Company (Company Form 10-K) and Resources (Resources Form 10-K) for the year ended December 31, 1998. For additional information regarding the presentation of interim period results, see Note 14 below.

         The financial statements for the three months ended March 31, 1998 have been restated to reflect the Company's and Resources' adoption of mark-to-market accounting in the fourth quarter of 1998, retroactively to January 1, 1998. See
Note 1(r) of the Company 10-K Notes (as defined below).

         The following notes to the financial statements in the Form 10-K relate to material contingencies. These notes, as updated herein, are incorporated herein by reference:

         Notes to Consolidated Financial Statements of the Company (Company 10-K Notes): Note 1(c) (Regulatory Assets and Other Long-Lived Assets), Note 1(n) (Investments in Time Warner Securities), Note 1(p) (Foreign Currency Adjustments), Note 2 (Derivative Financial Instruments), Note 3 (Rate Matters), Note 4 (Jointly Owned Electric Utility Plant), Note 5 (Equity Investments and Advances to Unconsolidated Subsidiaries), Note 12 (Commitments and Contingencies) and Note 16(a) (Foreign Currency Devaluation).

         Notes to Consolidated Financial Statements of Resources (Resources 10-K Notes): Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments) and Note 8 (Commitments and Contingencies).

(2)      FOREIGN CURRENCY ADJUSTMENTS

         For information about the Company's foreign currency adjustments, see
Note 1(p) of the Company 10-K Notes. The Company has an indirect 11.69% common stock interest in Light Servicos de Eletricidade S.A. (Light) and through its investment in Light, has an 8.753% common stock interest in Metropolitana Eletricidade de Sao Paulo S.A. (Metropolitana), both in Brazil. The Company accounts for its investment in Light under the equity method of accounting and records its proportionate share, based on stock ownership, in the net income of Light and its affiliates (including Metropolitana) as part of the Company's consolidated net income.

         As of March 31, 1999, Light and Metropolitana had total borrowings of $2.9 billion in non-local currencies. During the first quarter of 1999, the Brazilian real was devalued and allowed to float against other major currencies. The effects of this devaluation on the non-local currency denominated borrowings caused the Company to record a non-cash, after-tax charge of $91 million in the first quarter of 1999 as a result of foreign currency transaction losses recorded by both Light and Metropolitana during the quarter. At March 31, 1999, one U.S. dollar could be exchanged for 1.72 Brazilian reais. Because the Company uses the Brazilian real as the functional currency in which it reports Light's equity earnings, any further decrease in the value of the Brazilian real below its March 31, 1999 level will increase the liability represented by the non-local currency denominated borrowings which will also be reflected in the Company's consolidated earnings, to the extent of the Company's 11.69% ownership interest in Light. Similarly, any increase in the value of the Brazilian real above its March 31, 1999 level will decrease the liability represented by such borrowings.

As of March 31, 1999, the charge to other comprehensive income was $51 million, net of tax of $34 million; this $51 million amount reflects the translation effect of the devaluation on the local currency denominated net assets underlying the Company's investment in Light.

(3)      DEPRECIATION

(a)      Company.

         The Company calculates depreciation using the straight-line method. The Company's depreciation expense for the first quarter of 1999 was $139 million, compared to $127 million for the same period in 1998. For information regarding the additional depreciation of electric utility generating assets under a transition to competition plan, see Note 3(b) of the Company 10-K Notes.

(b)      Resources.

         Resources calculates depreciation using the straight-line method. Resources' depreciation expense for the first quarter of 1999 and 1998 was $36 million and $34 million, respectively.

(4) COMBINED FINANCIAL STATEMENT DATA OF EQUITY INVESTMENTS AND ADVANCES TO UNCONSOLIDATED AFFILIATES

         The following table sets forth summarized financial information for the Company's unconsolidated affiliates for the three months ended March 31, 1999 and 1998.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------- --- ----------------
                                                                                      1999                 1998
                                                                                 ----------------     ----------------
                                                                                            (IN MILLIONS)
Revenues..................................................................       $        1,143       $          $635
Operating Expenses........................................................                  831                   442
Net Income (Loss).........................................................                 (673)                  131

         Dividends received from these affiliates equaled $2.1 million and $3.6 million for the first quarter of 1999 and 1998, respectively.

(5)      CHANGE IN ACCOUNTING PRINCIPLE

         The Company and Resources adopted Emerging Issues Task Force 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) on January 1, 1999 for the energy trading activities of Reliant Energy Services, Inc. The adoption of EITF 98-10 had no material impact on the Company's or Resources' consolidated financial statements.

(6)      TIME WARNER SECURITIES INVESTMENT

         The Company owns 11 million shares of Time Warner Inc. (Time Warner) convertible preferred stock (TW Preferred). The Company has the right to convert the TW Preferred at any time into 45.8 million shares of Time Warner common stock (TW Common).

         The TW Preferred historically has paid the Company a quarterly pre-tax dividend of $10.3 million. On July 6, 1999, the TW Preferred will cease to pay a preferred dividend. After that date, the Company expects to convert the TW Preferred into TW Common.

     In 1997, in order to monetize a portion of the cash value of its investment in TW Preferred, the Company sold 22.9 million of its unsecured 7% Automatic Common Exchange Securities (ACES). The market value of ACES is linked to the market value of TW Common. In July 2000, the ACES will be mandatorily exchangeable for, at the Company's option, either shares of TW Common or an equivalent amount in cash. The exchange rates are determined as follows:

       TW WARNER COMMON PRICE                      ACES PAYMENT AMOUNT
--------------------------------------    --------------------------------------
Below $ 22.96875..........................    1.0 share of TW Common
$22.96875 - $27.7922......................$   22.96875, or the fractional
                                                     share equivalent
Above $27.7922............................    1.6528 shares of TW Common

     By issuing the ACES, the Company effectively eliminated its economic exposure to decreases in the price of TW Common below $22.96875. In addition, the Company retained 100% of any increase in TW Common price up to $27.7922 per share and 17% of any increase in market price above $27.7922. The closing price per share of TW Common on March 31, 1999, was $70.81.

         Prior to the conversion of the TW Preferred, any increase in the market value of TW Common above $27.7922 is treated for accounting purposes as an increase in the payment amount of the ACES equal to 83% of the increase in the market price per share and is recorded by the Company as a non-cash expense. This expense is not offset, however, by the change in the economic value of the TW Common underlying the TW Preferred. As a result, the Company recorded in the first quarter of 1999 a non-cash, unrealized accounting loss of $331 million (which resulted in an after-tax earnings reduction of $215 million, or $0.76 per share); this correlates to the $401 million increase in the market value of TW Common during the quarter. The Company believes the combined unrealized loss for the ACES of $1.6 billion is more than economically hedged by the approximately $2.3 billion unrecorded unrealized gain at March 31, 1999 relating to the increase in market value of the TW Common since the acquisition of the TW Preferred.

     Following the conversion of TW Preferred into TW Common, the current accounting treatment of the ACES and the Company's investment in the TW Common will change. After conversion, the Company will begin to record changes in the market price of the TW Common and the related changes in the market value of the ACES as a component of common stock equity and other comprehensive income. Upon the sale or other disposition of the TW Common, the Company is expected to record a gain equal to the amount realized on the sale less the book value of the TW Preferred recorded on its balance sheet. The book value is $990 million or approximately $21 per share of TW Common.

(7)      CAPITAL STOCK

(a)      Common Stock.

         The Company has 700,000,000 authorized shares of common stock. At March 31, 1999, the Company had 296,421,672, shares of common stock issued (285,302,825 outstanding). At December 31, 1998, the Company had 296,271,063 shares of common stock issued (284,494,195 outstanding). Outstanding common shares exclude (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (11,027,326 and 11,674,063 at March 31, 1999 and December 31, 1998, respectively) and (ii) treasury shares (91,521 and 102,805 at March 31, 1999 and December 31, 1998, respectively), which are shares received by the Company in partial payment of exercised options.

         Subject to market and other conditions, the Company has the authority to repurchase up to $89 million of its common stock under a repurchase program approved in 1996. Any repurchase depends on market conditions, might not be announced in advance and may be made in open market or privately negotiated transactions.

(b)      Earnings Per Share.

         The following table presents the Company's basic and diluted earnings per share (EPS) calculation:

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                              ------------------------------------
                                                                                    1999                1998
                                                                                -------------       -------------
                                                                                      (IN THOUSANDS, EXCEPT
                                                                                       PER SHARE AMOUNTS)
 Basic and Diluted EPS Calculation:
   Loss before preferred dividends.......................................       $    (209,692)      $     (30,018)
   Less: preferred dividends.............................................                  97                  97
                                                                                -------------       -------------
   Net loss attributable to common shareholders.........................        $    (209,789)      $     (30,115)
                                                                                =============       =============

   Weighted average shares outstanding (1)...............................             284,967             283,528

   Loss per share before preferred dividends.............................       $       (0.74)      $       (0.11)
                                                                                -------------       -------------
   Net loss per share attributable to common shareholders................       $       (0.74)      $       (0.11)
                                                                                =============       =============

----------

(1) Assumed conversions were not included in the computation of diluted earnings per share because additional shares outstanding would result in an anti-dilutive per share amount. The computation for the 1999 period excludes 730,000 shares of restricted stock, 27,000 shares for assumed conversion of debentures and purchase options for 661,000 shares of common stock, which would be anti-dilutive if exercised. The computation for the 1998 period excludes 492,000 shares of restricted stock, 359,000 shares for assumed conversion of debentures and purchase options for 235,000 shares of common stock, which would be anti-dilutive if exercised.

(c)      Preferred Stock.

         At March 31, 1999 and December 31, 1998, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares of $4.00 Preferred Stock were outstanding. The Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

(d)      Preference Stock.

          At March 31, 1999 and December 31, 1998, the Company had 10,000,000 authorized shares of preference stock, of which 700,000 shares are classified as Series A Preference Stock, 27,000 shares are classified as Series B Preference Stock and 1,575 are classified as Series C Preference Stock. At March 31, 1999 and December 31, 1998, there were no shares of Series A Preference Stock issued and outstanding (such shares being issuable in accordance with the Company's Shareholder Rights Agreement upon the occurrence of certain events) and 17,000 shares of Series B Preference Stock issued and outstanding. At March 31, 1999, there were no shares of Series C Preference Stock issued and outstanding (due to a redemption of 1,575 shares in March 1999). The Series B Preference Stock is not deemed outstanding for financial reporting purposes, because the sole holder of such series is a wholly owned financing subsidiary of the Company.

(8) COMPANY/RESOURCES OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY/RESOURCES

(a)      Company.

         In the first quarter of 1999, the Company, through the use of a Delaware statutory business trust (REI Trust I), registered $500 million of trust preferred securities and related junior subordinated debt securities. In February 1999, REI Trust I issued $375 million of preferred securities to the public and $11.6 million of common securities to the Company. The preferred securities have a distribution rate of 7.20% payable quarterly in arrears, a stated liquidation amount of $25 per preferred security and must be redeemed by March 2048. REI Trust I used the proceeds to purchase $386.6 million aggregate principal amount of subordinated debentures (REI Debentures) from the Company having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the preferred securities. The Company used the proceeds from the sale of the REI Debentures for general corporate purposes, including the repayment of short-term debt. The Company accounts for REI Trust I as a wholly owned consolidated subsidiary. The REI Debentures are the trust's sole asset and its entire operations. The Company has fully and unconditionally guaranteed, on a subordinated basis, all of REI Trust I's obligations with respect to the preferred securities. The preferred securities are mandatorily redeemable upon the repayment of the REI Debentures at their stated maturity or earlier redemption. Subject to certain limitations, the Company has the option of deferring payments of interest on the REI Debentures. During any period of deferral or event of default, the Company may not pay dividends on its capital stock. Under the registration statement, $125 million of these securities remain available for issuance. The issuance of all securities registered by the Company and its affiliates is subject to market and other conditions.

         For information regarding $250 million of preferred securities and $100 million of capital securities previously issued by statutory business trusts formed by the Company, see Note 9(a) of the Company 10-K Notes. The sole asset of each trust consists of junior subordinated debentures of the Company having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by such trust.

(b)      Resources.

         For information regarding $177.8 million of convertible preferred securities previously issued by a statutory business trust formed by Resources, of which $1.0 million was outstanding at March 31, 1999, see Note 5 of Resources 10-K Notes. The sole asset of the trust consists of junior subordinated debentures of Resources having an interest rate and maturity date corresponding to the preferred securities, and the principal amount corresponding to the common and preferred securities issued by the trust.

(9)      LONG-TERM DEBT AND SHORT-TERM FINANCING

(a)      Company.

(i)      Consolidated Debt.

         The Company's consolidated long-term and short-term debt outstanding is summarized in the following table.

                                                        MARCH 31, 1999                   DECEMBER 31, 1998
                                               -------------------------------    -------------------------------
                                                 LONG-TERM          CURRENT         LONG-TERM          CURRENT
                                               -------------     -------------    -------------     -------------
                                                                          (IN MILLIONS)
Short-Term Borrowings (1):
  Commercial Paper............................                   $       1,436                      $       1,360
  Lines of Credit.............................                                                                150
  Resources Receivables Facility..............                             300                                300
  Notes Payable...............................                               2                                  3
                                               -------------     -------------    -------------     -------------
Total Short-Term Borrowings...................                           1,738                              1,813
                                               -------------     -------------    -------------     -------------
Long-Term Debt - net:
  ACES                                         $       2,681                      $       2,350
  Debentures (2)(3)...........................         1,476                              1,482
  First Mortgage Bonds (2)....................         1,716               150            1,866               170
  Pollution Control Bonds.....................           581                                581
  Resources Medium-Term Notes (3).............           176                                178
  Notes Payable (3)...........................           330               224              330               226
  Capital Leases..............................            14                 1               14                 1
                                               -------------     -------------    -------------     -------------
Total Long-Term Debt..........................         6,974               375            6,801               397
                                               -------------     -------------    -------------     -------------
  Total Long-Term and Short-Term Debt......... $       6,974     $       2,113    $       6,801     $       2,210
                                               =============     =============    =============     =============

----------

(1)      Includes amounts due within one year of the date noted.

(2) Includes unamortized discount related to debentures of approximately $0.5 million at March 31, 1999 and $1 million at December 31, 1998 and unamortized premium related to debentures of approximately $17 million at March 31, 1999 and December 31, 1998, respectively. The unamortized discount related to first mortgage bonds was approximately $10 million at March 31, 1999 and $10 million at December 31, 1998.

(3) Includes unamortized premium related to fair value adjustments of approximately $17.6 million and $18.1 million for debentures at March 31, 1999 and December 31, 1998, respectively. The unamortized premium for Resources long-term notes was approximately $11 million and $12 million at March 31, 1999 and December 31, 1998, respectively. The unamortized premium for long-term and current notes payable was approximately $3 million and $2 million at March 31, 1999 and $3 million each at December 31, 1998, respectively.

         Consolidated maturities of long-term debt and sinking fund requirements for the Company (including Resources) are approximately $222 million for the remainder of 1999.

(ii)     Financing Developments.

         At March 31, 1999, a financing subsidiary of the Company had $1.293 billion in commercial paper borrowings supported by a $1.644 billion revolving credit facility. At March 31, 1999, the weighted average interest rate of these commercial paper borrowings was 5.12%. On March 2, 1999, another financing subsidiary of the Company terminated a credit agreement under which it had borrowed $150 million. Funds for the repayment of the loan were indirectly obtained from the issuance of commercial paper by a separate financing subsidiary. For additional information regarding the Company's and its subsidiaries' financings, see Note 8(c) and (d) of the Company 10-K Notes.

         In February 1999, the Company repaid at maturity $25.4 million and $145.1 million of its Series A medium-term notes with interest rates of 9.85% and 9.80%, respectively.

(b)      Resources.

         As of March 31, 1999, Resources had outstanding $2.0 billion of long-term and short-term debt. Consolidated maturities of long-term debt and sinking fund requirements for Resources are approximately $200 million for the remainder of 1999.

         In the first quarter of 1999, Resources purchased $6.04 million of its 6% convertible subordinated debentures due 2012 at an average purchase price of 98.3% of the aggregate principal amount, plus accrued interest. Resources plans to use the purchased debentures to satisfy March 2000 and 2001 sinking fund requirements of the 6% convertible subordinated debentures. For more information regarding Resources' financing arrangements, lease commitments and letters of credit, see Notes 4 and 8 (a) and (b) of the Resources 10-K Notes.

         For information regarding Resources' $300 million receivables facility, see Note 4(a) of the Resources 10-K Notes. At March 31, 1999, Resources had sold $300 million of receivables under the facility. The weighted average interest rate was 4.88%.

         For information regarding Resources' $350 million revolving credit facility, see Note 4(a) of the Resources 10-K Notes. In March 1999, this facility was amended to include a $65 million sub-facility under which letters of credit may be obtained. At March 31, 1999, there were no commercial paper borrowings or loans outstanding under the facility and letters of credit issued under the facility aggregated $14.6 million.

(10)     RATE MATTERS

         For information about regulatory matters affecting the Company's electric utility operations, including information about the Company's current rate caps and depreciation schedules (Transition Plan) and a pending appeal regarding part of the Transition Plan, see Note 3 of the Company 10-K Notes. Under the terms of the Transition Plan, if in the current session of the Texas legislature no legislation is adopted setting electric utility rates for the year 2000, the Company will be required to file a rate case no later than May 1, 2000, with rates to be effective as of June 1, 2000, unless prior to that date a rate settlement is negotiated. For information regarding legislative proposals before the Texas legislature, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings - Legislative Proposals."

(11)     ACQUISITIONS

         On March 29, 1999, the Company and one of its subsidiaries, N.V. Energieproduktiebedrijf UNA, a Dutch electric generating company (UNA), and the shareholders of UNA entered into an agreement providing for the initial acquisition of 40% of the capital stock of UNA by a subsidiary of the Company. The purchase price for the initial 40% interest is Dutch guilders (NLG) 1.6 billion (U.S. $840 million). The purchase price for the remaining 60% of UNA is approximately NLG 2.7 billion (U.S. $1.4 billion) and is expected to be paid no later than December 31, 2006. Depending on the timing of regulatory approvals and other conditions, the acquisition of the remaining interest could occur significantly earlier than 2006.

         All purchase price obligations are denominated in Dutch guilders. The amounts shown above are subject to adjustment and assume a conversion rate of NLG 1.88 per U.S. Dollar. It is anticipated that the closing of the initial 40% interest will occur in June 1999, subject to receipt of various Dutch regulatory approvals and the satisfaction of other closing conditions.

         UNA is one of four large Dutch generators with approximately 3,400 megawatts of generating capacity, representing nearly 20% of the Dutch market. It operates a mix of gas, coal and cogeneration plants in the Amsterdam and Utrecht areas.

(12)     REPORTABLE SEGMENTS

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, International and Corporate. Electric Operations provides electric utility generation, transmission, distribution and sales to customers. Natural Gas Distribution operations consist of natural gas utility sales to, and natural gas utility transportation for, residential, commercial and industrial customers. Interstate Pipelines operates two interstate natural gas pipelines. Wholesale Energy is engaged in the acquisition, development and operation of, and sale of capacity and energy from, non-utility power generation facilities and in the wholesale energy trading and marketing and natural gas gathering businesses. International invests in foreign electric and gas utility operations, to date primarily in Latin America. Corporate includes a non-rate regulated retail service business, certain real estate holdings and corporate expenses.

         Financial data for business segments, products and services and geographic areas are as follows:


                                 ELECTRIC   NATURAL GAS    INTERSTATE  WHOLESALE    INTER-              RECONCILING
                                OPERATIONS  DISTRIBUTION   PIPELINES    ENERGY     NATIONAL  CORPORATE  ELIMINATIONS  CONSOLIDATED
                                ----------  ------------   ---------    ------     --------  ---------  ------------  ------------
                                                                       (IN THOUSANDS)
For the Three Months Ended
March 31, 1999:

Revenues from non-affiliates... $   849,906 $   662,876  $   26,481  $ 938,882 $  (51,484)$  216,243                $ 2,642,904
Intersegment revenues..........                     288      39,624     69,221                19,142 $  (128,275)

Operating income (loss)........     144,480      98,100      27,893      1,178    (77,900)    (3,636)                   190,115

For the Three Months Ended
March 31, 1998:

Revenues from non-affiliates...     846,562     716,575      33,232    828,165     27,246    179,542                  2,631,322

Intersegment revenues..........                     321      37,748     63,209                23,291    (124,569)
Operating income (loss)........     142,611     101,604      32,073        513     10,980     (4,889)                   282,892


Reconciliation of Operating Income to Net Income (in thousands):

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------------
                                                                                      1999                 1998
                                                                                 ----------------     ----------------
Operating income..........................................................       $       190,115      $       282,892
Dividend income...........................................................                10,313               10,313
Interest expense..........................................................              (127,193)            (130,388)
Unrealized loss on ACES...................................................              (331,311)            (189,320)
Distribution on trust securities..........................................                (9,791)              (7,410)
Income tax benefit (expense)..............................................                56,543               (4,276)
Other income .............................................................                 1,535                8,074
                                                                                 ---------------      ---------------
Net loss attributable to common shareholders..............................       $      (209,789)     $       (30,115)
                                                                                 ===============      ===============

(13)     SUBSEQUENT EVENTS

         In April 1999, the Gulf Coast Waste Disposal Authority (GCWDA) issued on behalf of the Company $19.2 million of revenue refunding bonds having an annual interest rate of 4.70%. The

GCWDA bonds will mature in 2011, and proceeds from the issuance will be used on June 1, 1999 to redeem all outstanding 7.0% GCWDA Series 1989A collateralized revenue refunding bonds ($19.2 million) at a redemption price of 102% of their aggregate principal amount.

         In April 1999, the Matagorda County Navigation District Number One
(MCND) issued on behalf of the Company $100 million of revenue refunding bonds having an annual interest rate of 5.25%. The MCND bonds will mature in 2026, and proceeds from the issuance will be used on July 1, 1999 to redeem all outstanding 7.125% MCND Series 1989C collateralized revenue refunding bonds ($100 million) at a redemption price of 102% of their aggregate principal amount.

         In April 1999, the Brazos River Authority (BRA) issued on behalf of the Company $100 million of revenue refunding bonds having an annual interest rate of 5.375%. The BRA bonds will mature in 2019, and proceeds from the issuance will be used on July 1, 1999 to redeem all outstanding 7.625% BRA Series 1989A collateralized revenue refunding bonds ($100 million) at a redemption price of 102% of their aggregate principal amount.

(14)     COMPANY/RESOURCES INTERIM PERIOD RESULTS; RECLASSIFICATIONS

         The Company's and Resources' Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company Consolidated Statements of Operations and Resources Consolidated Statements of Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (i) seasonal variations in energy consumption, (ii) timing of maintenance and other expenditures and (iii) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's and Resources' presentation of financial statements in the current year. These reclassifications do not affect their respective earnings.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

         The following should be read in combination with the unaudited consolidated financial statements and notes thereto.

         Reliant Energy, Incorporated (Company), together with various divisions and subsidiaries, including Reliant Energy Resources Corp. (Resources), is a diversified international energy services company. The Company reports its financial information in six segments. The Company's Electric Operations segment operates the nation's tenth largest utility in terms of kilowatt-hour (KWH) sales. The Natural Gas Distribution segment includes the gas utility operations of Resources and is the third largest such operation in the U.S. in terms of number of customers served. The Interstate Pipelines segment operates two interstate natural gas pipelines. The Wholesale Energy segment is engaged in the acquisition, development and operation of, and sale of capacity and energy from, non-utility power generation facilities, and in the wholesale energy trading and marketing and natural gas gathering businesses. The International segment invests in foreign electric and gas utility operations, to date primarily in Latin America. The Corporate segment includes a non-rate regulated retail service business, certain real estate holdings and corporate expenses.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------         PERCENT
                                                                 1999                 1998                 CHANGE
                                                            ----------------     ----------------     ----------------
                                                            (in millions, except per share data)
Revenues.............................................       $         2,643      $         2,631             --
Operating Expenses...................................                 2,453                2,348              4%
Operating Income.....................................                   190                  283            (33%)
Other Expenses (1)...................................                   320                  172             86%
Interest and Other Charges...........................                   136                  137             (1%)
Income Tax Expense (Benefit).........................                   (57)                   4             --
Net Loss (1).........................................                  (210)                 (30)            --
Basic and Diluted Loss Per Share (1) ................                  (.74)                (.11)            --

----------------

(1) Other Expenses and Net Loss reflect the after-tax effect of a $331 million non-cash, unrealized accounting loss recorded in the three months ended March 31, 1999 compared to a $189 million non-cash, unrealized accounting loss in the three months ended March 31, 1998 relating to the Company's 7% Automatic Common Exchange Securities (ACES). See Note 6 to the Company's Interim Financial Statements.

         First Quarter of 1999 Compared to First Quarter of 1998. The Company reported a consolidated net loss of $210 million ($0.74 per share) for the first quarter of 1999 compared to a consolidated net loss of $30 million ($0.11 per share) in the first quarter of 1998. The 1999 results reflect a $215 million after-tax, non-cash, unrealized accounting loss on the ACES and a $91 million after-tax, non-cash loss due to the devaluation of the Brazilian real. The 1998 results reflect a $123 million, after-tax, non-cash unrealized accounting loss on the ACES.

         After adjusting for the charges described above, the Company would have had consolidated net income of $97 million ($0.34 per share) in the first quarter of 1999 and $92 million ($0.33 per share) in the first quarter of 1998. The $5 million increase was primarily due to improved results from trading activities at Wholesale Energy and increased revenues from customer growth and higher energy usage at the Electric Operations segment. These effects were partially offset by milder weather at the Natural Gas Distribution segment and base rate credits at Electric Operations.

         The Company's income tax benefit for the first quarter of 1999 was $57 million. In addition, an income tax benefit of $49 million is reflected in International's revenues relating to the Company's interest in its Brazilian subsidiaries' foreign currency transaction losses resulting from the devaluation described above.

         The table below shows operating income (loss) by segment.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------------
                                                                                      1999                 1998
                                                                                 ----------------     ----------------
                                                                                            (IN MILLIONS)
Electric Operations.......................................................       $           144      $           143
Natural Gas Distribution..................................................                    98                  102
Interstate Pipelines......................................................                    28                   32
Wholesale Energy..........................................................                     1                    1
International.............................................................                   (78)                  11
Corporate.................................................................                    (3)                  (6)
                                                                                 ---------------      ---------------
      Total Consolidated..................................................       $           190      $           283
                                                                                 ===============      ===============

ELECTRIC OPERATIONS

         Electric Operations are conducted under the name Reliant Energy HL&P, an unincorporated division of the Company. Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.6 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, the nation's fourth largest city.

                                                                THREE MONTHS ENDED MARCH 31,
                                                            -------------------------------------         PERCENT
                                                                 1999                 1998                CHANGE
                                                            ----------------     ----------------     ----------------
                                                                       (IN MILLIONS)
Operating Revenues:
  Base Revenues (1).................................        $           568      $           555              2%
  Reconcilable Fuel Revenues (2)....................                    282                  292             (3%)
                                                            ---------------      ---------------
    Total Operating Revenues........................                    850                  847             --
                                                            ---------------      ---------------
Operating Expenses:
  Fuel and Purchased Power Expense..................                    292                  305             (4%)
  Operation and Maintenance Expense.................                    220                  214              3%
  Depreciation and Amortization Expense.............                    136                  130              5%
  Other Operating Expenses..........................                     58                   55              5%
                                                            ---------------      ---------------
    Total Operating Expenses........................                    706                  704             --
                                                            ---------------      ---------------
Operating Income....................................        $           144      $           143              1%
                                                            ===============      ===============

Electric Sales (MWH):
  Residential.......................................              3,825,764            3,597,021              6%
  Commercial .......................................              3,616,675            3,424,350              6%
  Industrial - Firm.................................              6,167,900            6,367,979             (3%)
  Municipal and Public Utilities....................                 75,295               81,389             (7%)
                                                            ---------------      ---------------
  Total Firm Billed Sales...........................             13,685,634           13,470,739              2%
                                                            ---------------      ---------------
Average Cost of Fuel (Cents/MMBtu) .................                  171.5                172.6             (1%)

----------

(1) Includes miscellaneous revenues (including transmission revenues) and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharge, net of over/under recovery.

         In the first quarter of 1999, Electric Operations' operating income increased $1 million over the same period of 1998. This increase was primarily due to higher revenues from customer growth, offset by additional base rate credits under Reliant Energy HL&P's transition to competition plan. Reliant Energy HL&P's earnings are capped at an overall rate of return on a calendar year basis as part of its transition plan approved by the Public Utility Commission of Texas in June 1998. As a result of this plan, any earnings above the maximum allowed return cap of 9.844 percent on invested capital will be offset by additional depreciation of Reliant Energy HL&P's generation assets. Electric Operations recorded additional depreciation expense of $12.5 million for each of the first quarters of 1999 and 1998, as provided by the plan.

         Electric Operations' increase in base revenues of $13 million for the three months ended March 31, 1999, compared to the same period of 1998, is primarily the result of customer growth. The increase in revenues was partially offset by $6 million of additional base rate credits compared to the first quarter of 1998. For information regarding the transition plan, see Note 3(b) of the Company 10-K Notes.

         As approved by the Texas Public Utility Commission, effective July 1, 1998, the Company implemented a fixed fuel factor and a temporary fuel surcharge in the amount of $125 million to be collected over 12 to 18 months. As of March 31, 1999, Electric Operations' cumulative under-recovery of fuel costs was $1 million, including interest.

         Fuel and purchased power expenses for the three months ended March 31, 1999 decreased by $13 million over the 1998 period primarily due to a decline in the average unit cost of natural gas (from $2.43 to $1.95 per MMBtu), coal (from $1.94 to $1.89 per MMBtu), and nuclear fuel (from $.49 to $.46 per MMBtu).

         Operation and maintenance, and other operating expenses for the first quarter of 1999 increased by $9 million compared to the 1998 period. The increase is largely due to the timing of employee benefit expense and increased material and supply expense.

NATURAL GAS DISTRIBUTION

         Natural Gas Distribution operations are conducted through three divisions of Resources: Reliant Energy Arkla, Reliant Energy Entex and Reliant Energy Minnegasco. These operations consist of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers in six states: Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

                                                                  QUARTER ENDED MARCH 31,
                                                            -------------------------------------         PERCENT
                                                                 1999                 1998                 CHANGE
                                                            ----------------     ----------------     ----------------
                                                                       (IN MILLIONS)
Operating Revenues:
  Base Revenues.....................................        $           252      $           262             (4%)
  Recovered Gas Revenues............................                    411                  455            (10%)
                                                            ---------------      ---------------
    Total Operating Revenues........................                    663                  717             (8%)
                                                            ---------------      ---------------
Operating Expenses:
  Natural Gas.......................................                    414                  458            (10%)
  Operation and Maintenance.........................                     93                   98             (5%)
  Depreciation and Amortization.....................                     33                   32              3%
  Other Operating Expenses..........................                     25                   27             (7%)
                                                            ---------------      ---------------
    Total Operating Expenses........................                    565                  615             (8%)
                                                            ---------------      ---------------
Operating Income....................................        $            98      $           102             (4%)
                                                            ===============      ===============

                                                                  QUARTER ENDED MARCH 31,
                                                            -------------------------------------         PERCENT
                                                                 1999                 1998                CHANGE
                                                            ----------------     ----------------     ----------------
Throughput Data (in Bcf):
  Residential and Commercial Sales..................                    124                  126             (2%)
  Industrial Sales..................................                     14                   15             (7%)
  Transportation....................................                     13                   13             --
                                                            ---------------      ---------------
    Total Throughput................................                    151                  154             (2%)
                                                            ===============      ===============

         Natural Gas Distribution operating income decreased by $4 million in the first quarter of 1999 compared to the 1998 period due primarily to milder weather partially offset by reduced operation and maintenance expenses.

         The decreases in recovered gas revenues and purchased gas costs reflect a lower average cost of gas and decreased sales volume due to milder weather in 1999. The decrease in operation and maintenance expense is primarily the result of cost control initiatives at Natural Gas Distribution.

INTERSTATE PIPELINES

         The Interstate Pipelines segment provides interstate gas transportation and related services to customers. These operations are conducted by Reliant Energy Gas Transmission Company and Mississippi River Transmission Corporation, two wholly owned subsidiaries of Resources.

                                                                  QUARTER ENDED MARCH 31,
                                                            -------------------------------------           PERCENT
                                                                 1999                 1998                  CHANGE
                                                            ----------------     ----------------     ----------------
                                                                       (IN MILLIONS)
Operating Revenues..................................        $            66      $            71             (7%)
Operating Expenses:
  Natural Gas.......................................                      5                    8            (38%)
  Operation and Maintenance.........................                     17                   17             --
  Depreciation and Amortization.....................                     12                    9             33%
  Other Operating Expenses..........................                      4                    5            (20%)
                                                            ---------------      ---------------
    Total Operating Expenses........................                     38                   39             (3%)
                                                            ---------------      ---------------
Operating Income....................................                     28                   32            (13%)
                                                            ===============      ===============
Throughput Data (in MMBtu):
  Natural Gas Sales.................................                      4                    4             --
  Transportation....................................                    231                  237             (3%)
    Elimination (1).................................                     (4)                  (4)            --
                                                            ---------------      ---------------
Total Throughput....................................                    231                  237             (3%)
                                                            ===============      ===============

------------------

(1)      Elimination of volumes both transported and sold.

         Interstate Pipelines operating income decreased by $4 million in the first quarter of 1999 compared to the 1998 period due to a rate settlement, reflected in the 1998 quarter as a $5 million reduction of depreciation rates retroactive to July 1996. Operating income declined $4 million over the 1998 period primarily due to decreased volumes due to mild weather and reduced transportation margins. Expenses, other than purchased gas, were $2 million higher in the 1999 period as a result of the net effect of the rate settlement described above.

WHOLESALE ENERGY

         Wholesale Energy includes the acquisition, development and operation of, and sales of capacity and energy from, non-utility power generation facilities; wholesale energy trading and marketing; and natural gas gathering activities. This segment includes operations owned by the Company and Resources.

                                                                  QUARTER ENDED MARCH 31,
                                                            -------------------------------------           PERCENT
                                                                 1999                 1998                  CHANGE
                                                            ----------------     ----------------     ----------------
                                                                       (IN MILLIONS)
Operating Revenues..................................        $         1,008      $           891             13%
Operating Expenses:
  Natural Gas.......................................                    706                  565             25%
  Purchased Power...................................                    241                  301            (20%)
  Operation and Maintenance.........................                     52                   21            148%
  Depreciation and Amortization.....................                      6                    2            200%
  Other Operating Expenses..........................                      2                    1            100%
                                                            ---------------      ---------------
    Total Operating Expenses........................                  1,007                  890             13%
                                                            ---------------      ---------------
Operating Income....................................        $             1      $             1             --
                                                            ===============      ===============

Operations Data:
Natural Gas (in Bcf):
  Sales                                                                 363                  264             38%
  Gathering.........................................                     61                   58              5%
                                                            ---------------      ---------------
    Total...........................................                    424                  322             32%
                                                            ===============      ===============
Electricity (in thousand MWH):
  Wholesale Power Sales.............................                 10,268               13,770            (25%)
                                                            ===============      ===============

         Wholesale Energy experienced significantly higher operating income from its trading and marketing activities, offset by increased operating and maintenance expenses of the California power plants, which began operations after the first quarter of 1998. The operations of the California plants are seasonal with the plants running primarily in the third quarter of the year.

         Wholesale Energy operating revenues increased $117 million primarily due to an increase in gas sales volume partially offset by a decrease in the average sales price of gas and lower power sales volumes.

         Wholesale Energy purchased natural gas costs increased $141 million in the first quarter of 1999 due to an increase in gas sales volume in 1999, partially offset by a lower average sales price of gas. Wholesale Energy's purchased power expense decreased $60 million primarily due to lower power sales volume.

         Operation and maintenance expense for Wholesale Energy increased $31 million due to operating expenses of the California plants and staffing increases.

         To minimize the Company's risks associated with fluctuations in the price of natural gas and transportation, the Company, primarily through Reliant Energy Services, Inc. (a subsidiary of Resources), enters into futures transactions, swaps and options relating to (i) certain commitments to buy, sell and transport natural gas, (ii) existing natural gas and heating oil inventory,
(iii) future power sales and natural gas purchases by generation facilities,
(iv) crude oil and refined products and (v) certain anticipated transactions, some of which carry off-balance sheet risk. Reliant Energy Services also enters into commodity derivatives in its trading and price risk management activities. For a discussion of the Company's accounting treatment of derivative instruments, see Note 2 of the Company 10-K Notes and Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the Company's Form 10-K.

INTERNATIONAL

     The International segment includes Reliant Energy International, Inc. (a wholly owned subsidiary of the Company) and the international operations of Resources. Substantially all of International's operations to date have been in Latin America.

                                                                  QUARTER ENDED MARCH 31,
                                                            -------------------------------------           PERCENT
                                                                 1999                 1998                  CHANGE
                                                            ----------------     ----------------     ----------------
                                                                       (IN MILLIONS)
Operating Revenues..................................                    (51)                  27                  -
Operating Expenses:
  Fuel..............................................                     12                    5               140%
  Operation and Maintenance.........................                     14                   10                40%
  Depreciation and Amortization.....................                      1                    1                 -
                                                            ---------------      ---------------
    Total Operating Expenses........................                     27                   16                69%
                                                            ---------------      ---------------
Operating Income (Loss).............................        $           (78)     $            11                 -
                                                            ===============      ===============

         International had an operating loss of $78 million in the first quarter of 1999 compared to operating income of $11 million in the same period of 1998. The 1999 loss reflects a $91 million after-tax, non-cash charge relating to the Company's share of foreign exchange losses incurred by its Brazilian affiliates, Light and Metropolitana, with respect to their non-local currency denominated borrowings. Such devaluation losses stem from the Brazilian government's January 1999 decision to allow the Brazilian real to float against other foreign currencies. Excluding the devaluation loss, operating income for the first quarter of 1999 would have been $13 million. This increase in operating income was primarily due to increased earnings from equity investments and the completion of a 160-megawatt cogeneration facility in Argentina which commenced operation in November 1998. For more information regarding risks of the Company's international operations, see "Certain Factors Affecting Future Earnings - Risks of International Operations" below.

         Fuel expenses and operation and maintenance expenses were higher in the first quarter of 1999 compared to the 1998 period primarily due to the completion of the facility in Argentina described above.

CORPORATE

     In the first quarter of 1999, Corporate had an operating loss of $3 million compared to a loss of $6 million in 1998, reflecting improved results from non-rate regulated retail and consumer services.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

         For information on developments, factors and trends that may have an impact on the Company's future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" in the Company's Form 10-K, which is incorporated herein by reference. Among the factors discussed are: "Competition and Restructuring of the Electric Utility Industry," "Competition - Other Operations," "Fluctuation In Commodity Prices and Derivative Instruments," "Accounting Treatment of ACES," "Impact of the Year 2000 Issue and Other System Implementation Issues," "Risks of International Operations," "Environmental Expenditures" and "Other Contingencies." Certain updated information contained in the Notes to the Company's Interim Financial Statements is referenced below.

ACCOUNTING TREATMENT OF ACES

         The Company accounts for its investment in TW Preferred under the cost method. As a result of the Company's issuance of the ACES, a portion of the increase in the market value above $27.7922 per share of Time Warner common stock (the security into which the TW Preferred is convertible) results in unrealized accounting losses to the Company, pending the conversion of the Company's TW Preferred into Time Warner common stock. Excluding the unrealized, non-cash accounting loss for ACES, the Company's retained earnings and total common stock equity would have been $2.2 billion and $5.0 billion, respectively, at March 31, 1999. For additional information regarding the accounting treatment of the ACES and the TW Preferred, see Note 6 to the Company's Interim Financial Statements.

LEGISLATIVE PROPOSALS

         A number of proposals to restructure the electric utility industry have been introduced in the 1999 session of the Texas legislature. Many of these proposals would result in, among other things, the legislature freezing rates through 2001 and requiring a reduction in rates in 2002. For more information, see Note 10 to the Company's Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Competition and Restructuring of the Electric Utility Industry" in the Company Form 10-K. To date, no legislation has been passed and the Company cannot predict what, if any, action the Texas legislature may take or the ultimate form in which such proposals may be adopted, if at all. The Texas legislative session is scheduled to end in May 1999. Because the proposed legislation is intended to fundamentally restructure electric utility operations, it is likely that enactment of any of the proposed legislation would have a material impact on Electric Operations and the Company.

IMPACT OF THE YEAR 2000 AND OTHER SYSTEM IMPLEMENTATION ISSUES

         For a description of the Company's Year 2000 and other system implementation issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Impact of the Year 2000 and Other System Implementation Issues" in the Company Form 10-K.

         All of the Company's and its subsidiaries' business units have completed a Year 2000 Project analysis of critical systems and equipment that control the production and delivery of energy, as well as corporate, departmental and personnel systems and equipment. The remediation and replacement work on the majority of IT systems, non-IT systems and infrastructure began in the first quarter of 1998 and is expected to be completed by the second quarter of 1999. Testing of these systems began in the second quarter of 1998 and is scheduled to be completed in third quarter of 1999. The following table illustrates the Company's completion percentages for the Year 2000 activities as of April 30, 1999:

                                            PRIORITY 1    PRIORITY 2   PRIORITY 3
                                            ----------    ----------   ----------
Assessment...............................       99%           96%         96%
Conversion...............................       99%           76%         91%
Testing..................................       91%           69%         87%
Implementation...........................       90%           59%         75%

Total direct costs of resolving the Year 2000 issue with respect to the Company and its subsidiaries are expected to be between $35 and $40 million and include approximately $16 million spent through the first quarter of 1999.

         The Company is in the process of implementing SAP America, Inc.'s (SAP) proprietary R/3 enterprise software. Although it is anticipated that the implementation of the SAP system will have the incidental effect of negating the need to modify many of the Company's computer systems to accommodate the Year 2000 problem, the Company does not deem the costs of the SAP system as directly related to its Year 2000 compliance program. Portions of the SAP system were implemented in December 1998 and March 1999, and it is expected that the final portion of the SAP system will be fully implemented by August 2000. The cost of implementing the SAP system is currently estimated to be approximately $182 million, inclusive of internal costs, but that estimate could be revised upward by 10% to 25%. As of March 31, 1999, $136 million has been spent on the implementation.

RISKS OF INTERNATIONAL OPERATIONS

         The Company's international operations are subject to various risks incidental to investing or operating in emerging market countries. These risks include political risks, such as government instability, and economic risks, such as fluctuations in currency exchange rates, restrictions on the repatriation of foreign earnings and/or restrictions on the conversion of local currency earnings into U.S. dollars. The Company's international operations are also highly capital intensive and significantly dependent on the availability of bank financing and other sources of capital on commercially acceptable terms. For more information on the risks of international operations, see "Qualitative and Quantitative Disclosures About Market Risk of the Company" herein and Note 2 to the Company's Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company-Certain Factors Affecting Future Earnings of the Company and its Subsidiaries-Risks of International Operations" in the Company form 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

         For the first quarter of 1999, the Company's net cash provided by operating activities decreased $222 million over the same period in 1998 primarily due to a $141 million tax refund received in the 1998 period.

         Net cash used in investing activities increased $39 million in the first quarter of 1999 compared to the same period of 1998, primarily due to increased capital expenditures in Electric Operations related to an acceleration of capital projects performed during maintenance outages.

         Net cash used in financing activities for the first quarter of 1999 reflected a $13 million inflow compared to a $214 million outflow for the same period of 1998. The cash inflow in 1999 included the proceeds from the issuance of trust preferred securities offset by the payment of long-term debt, notes payable and common stock dividends.

         The following tables provide information about the Company's and Resources' unused sources of capital at March 31, 1999 and repayments and financings that occurred in the first quarter of 1999.

                  UNUSED SOURCES OF CAPITAL AT MARCH 31, 1999

                SOURCE                                                   AVAILABILITY
                ------                                                   ------------
                                                                        (IN MILLIONS)
COMPANY:

Revolving Credit Facility (1)......................................      $    200
Shelf registration statements (2)..................................           230 preferred stock
                                                                              580 debt securities
                                                                              125 trust preferred securities and
                                                                                  related junior subordinated debt
                                                                                  securities
FINANCECO LP:

$1.6 billion revolving credit facility (3).........................           351
RESOURCES:
Revolving credit facility (4)......................................           335

----------------

(1) Supports up to $200 million of commercial paper borrowings.

(2) Issuance of securities under the shelf registration statements is subject to market and other conditions.

(3) Supports up to $1.6 billion of commercial paper borrowings.

(4) Supports commercial paper borrowings and has a $65 million subfacility, which may be used for letters of credit. At March 31, 1999, there were $14.6 million of letters of credit issued.

                  FIRST QUARTER 1999 REPAYMENTS AND REPURCHASES

TYPE OF DEBT                                                                                              AMOUNT
                                                                                                      ----------------
                                                                                                       (IN MILLIONS)
COMPANY:

9.85% Series A medium term notes...............................................................       $        25.4
9.80% Series A medium term notes...............................................................               145.1

FINANCECO LP:

Credit agreement (1)...........................................................................               150.0

RESOURCES:

6.0% Convertible subordinated debentures due 2012 (2)..........................................                 6.0

------------------

(1) This credit facility was repaid and terminated on March 2, 1999.

(2) The average purchase price was 98.3%. These debentures will be used to partially fund the sinking fund for the 6% convertible subordinated debentures in March 2000 and March 2001. In the first quarter of 1999, Resources satisfied the $6.5 million sinking fund requirement using debentures purchased in 1998.

                          FIRST QUARTER 1999 FINANCINGS

                                                                                 DISTRIBUTION/
ENTITY                                        AMOUNT                             INTEREST RATE
------                                    -------------                          -------------
                                          (IN MILLIONS)
COMPANY:

REI Trust I(1)                        $375 preferred securities                    7.2%
                                      $11.6 common securities
RESOURCES:

Receivables facility                  $300 receivables sold                        4.88% (2)

------------------

(1) This trust is a Delaware statutory business trust established by the Company. Proceeds from the sale were used to purchase $386.6 million of 7.2% subordinated debentures due March 2048 from the Company. Proceeds from the sale of the debentures were used for general corporate purposes, including repayment of short-term debt.

(2) Weighted average rate on sale proceeds as of March 31, 1999.

         As of March 31, 1999, Light and Metropolitana had $2.9 billion in non-local currency denominated borrowings. In April 1999, approximately $1.2 billion was refinanced in U.S. Dollar denominated loans, which expire within one year to 14 months, and $300 million was funded through a 60-day local currency loan. The short-term loan is guaranteed by a subsidiary of the Company and certain other shareholders of Light and is expected to be repaid through capital contributions. The Company expects that its portion of the capital contributions will be approximately $30 million to $35 million and will be made in the second quarter of 1999.

         The Company has a "money fund" through which it and its subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and borrowing or investing is based on the net cash position. The money fund's net funding requirements are generally met with commercial paper issued by a financing subsidiary. At March 31, 1999, Resources had $214.1 million in investments in this fund.

     In April 1999, the Company completed the following financings:

                   ENTITY                                   AMOUNT                 INTEREST RATE     MATURITY DATE
                   ------                                   ------                 -------------     -------------
                                                           (MILLIONS)
Gulf Coast Waste Disposal Authority
    (GCWDA)(1)                                   $19.2 revenue refunding bonds         4.70%              2011
Matagorda County Navigation District Number
    One (MCND)(2)                                $100 revenue refunding bonds          5.25%              2026
Brazos River Authority (BRA)(3)                  $100 revenue refunding bonds          5.375%             2019

---------------

(1 On behalf of the Company. Proceeds will be used June 1, 1999 to redeem $19.2 million 7% GCWDA Series 1989A collateralized revenue refunding bonds at a price of 102%.

(2) On behalf of the Company. Proceeds will be used July 1, 1999 to redeem $100 million 7.125% MCND Series 1989C collateralized revenue refunding bonds at a price of 102%.

(3) On behalf of the Company. Proceeds will be used July 1, 1999 to redeem $100 million 7.625% BRA Series 1989A collateralized revenue refunding bonds at a price of 102%.

         In July 1999, $200 million of Resources' 8.875% Notes will mature. Resources will repay the notes with proceeds from the liquidation of investments, cash generated by operations and/or newly issued commercial paper.

         The Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the needs of its existing businesses. However, to achieve its objectives, the Company may, when necessary, supplement its available cash resources by seeking funds in the equity or debt markets.

NEW ACCOUNTING ISSUES

         In the first quarter of 1999, the Company and Resources adopted the Emerging Issues Task Force of the Financial Accounting Standards Board Issue No. 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF Issue 98-10). EITF Issue 98-10 requires energy trading contracts to be recorded at fair value on the balance sheet, with the changes in fair value included in earnings. The implementation of EITF Issue 98-10 did not have an effect on the Company's or Resources' consolidated financial statements since Reliant Energy Services adopted mark-to-market accounting in 1998.

         In 2000, the Company and Resources expect to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company and Resources are in the process of determining the effect of adoption of SFAS No. 133 on its consolidated financial statements.


                          QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK OF THE COMPANY

         The Company and its subsidiaries have financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices, foreign currency exchange rate risk and energy commodity prices, see
Item 7A of the Company's Form 10-K. These risks have not materially changed from the market risks disclosed in the Company's Form 10-K. As described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company," the Company reported a $91 million charge to net income and a $51 million charge to other comprehensive income, due to the devaluation of the Brazilian real. The charge to net income reflects increases in the liabilities at Light and Metropolitana for their non-local currency denominated borrowings using the exchange rate in effect at March 31, 1999 and an average exchange rate for the quarter. The charge to other comprehensive income reflects the translation effect on the local currency denominated net assets underlying the Company's investment in Light. As of March 31, 1999, the Brazilian real exchange rate was 1.72 per U.S. dollar. An increase of 10% from the March 31, 1999 exchange rate would result in the Company recording an additional charge of $21 million and $12 million to net income and other comprehensive income, respectively.

         In the first quarter of 1999, the Company recorded an additional $215 million unrealized loss (net of tax) related to the ACES. For further discussion of this loss, see Note 6 to the Company's Interim Financial Statements. The Company believes that this additional unrealized loss for the ACES is more than economically hedged by the unrecorded unrealized gain relating to the increase in the fair value of the Time Warner common stock underlying the investment in TW Preferred since the date of its acquisition. An increase of 10% in the price of the Time Warner common stock above its March 31, 1999 market value of $70.81 per share would result in the recognition of an additional unrealized accounting loss (net of tax) of approximately $174 million.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                       THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ----------------------------------
                                                                                    1999                 1998
                                                                                -------------        -------------
REVENUES..................................................................      $   1,828,064        $   1,754,541
                                                                                -------------        -------------

EXPENSES:
  Natural gas and purchased power, net....................................          1,443,683            1,381,036
  Operation and maintenance...............................................            153,914              151,609
  Depreciation and amortization...........................................             50,018               44,730
  Taxes other than income taxes...........................................             30,272               33,672
                                                                                -------------        -------------
                                                                                    1,677,887            1,611,047
                                                                                -------------        -------------

OPERATING INCOME..........................................................            150,177              143,494
                                                                                -------------        -------------

OTHER INCOME (EXPENSE):
  Interest expense, net...................................................            (29,662)             (26,900)
  Dividend requirement on preferred securities of subsidiary trust........                (99)                (268)
  Other -- net............................................................              3,031                2,556
                                                                                -------------        -------------
                                                                                      (26,730)             (24,612)
                                                                                -------------        -------------

INCOME BEFORE INCOME TAXES................................................            123,447              118,882

INCOME TAX EXPENSE........................................................             52,474               57,054
                                                                                -------------        -------------

NET INCOME................................................................      $      70,973        $      61,828
                                                                                =============        =============


           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                MARCH 31,           DECEMBER 31,
                                                                                  1999                 1998
                                                                              -------------        -------------
CURRENT ASSETS:
  Cash and cash equivalents.............................................      $      50,407        $      26,576
  Accounts and notes receivable, principally customer...................            738,326              682,552
  Unbilled revenue......................................................             73,505              145,131
  Accounts and notes receivable - affiliated companies..................            264,170              193,177
  Gas in underground storage............................................             20,267               79,855
  Materials and supplies................................................             33,245               33,947
  Gas purchased in advance of delivery..................................              6,200                6,200
  Fuel stock and petroleum products.....................................                                  81,230
  Price risk management assets..........................................            274,390              265,203
  Other current assets..................................................             32,971               33,034
                                                                              -------------        -------------
    Total current assets................................................          1,493,481            1,546,905
                                                                              -------------        -------------

PROPERTY, PLANT AND EQUIPMENT:
  Natural gas distribution and gathering systems........................          1,732,598            1,686,159
  Interstate pipelines..................................................          1,303,180            1,302,829
  Other                                                                              13,406               13,976
                                                                              -------------        -------------
    Total...............................................................          3,049,184            3,002,964
  Less accumulated depreciation and amortization........................            220,854              187,936
                                                                              -------------        -------------
  Property, plant and equipment -- net..................................          2,828,330            2,815,028
                                                                              -------------        -------------

OTHER ASSETS:
  Goodwill, net.........................................................          2,037,101            2,050,386
  Prepaid pension asset.................................................            104,184              102,021
  Investment in marketable equity securities............................             14,086               10,800
  Regulatory asset for environmental costs..............................             20,529               20,695
  Gas purchased in advance of delivery..................................             20,791               22,207
  Price risk management assets..........................................             69,624               21,414
  Deferred debits, net..................................................             89,178               66,065
                                                                              -------------        -------------
    Total other assets..................................................          2,355,493            2,293,588
                                                                              -------------        -------------

TOTAL ASSETS............................................................      $   6,677,304        $   6,655,521
                                                                              =============        =============


           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                MARCH 31,           DECEMBER 31,
                                                                                  1999                 1998
                                                                              -------------        -------------
CURRENT LIABILITIES:
  Current maturities of long-term debt..................................      $     201,965        $     203,438
  Receivables facility..................................................            300,000              300,000
  Accounts payable, principally trade...................................            501,743              622,262
  Accounts payable - affiliated companies...............................             47,286
  Interest payable......................................................             29,673               36,197
  Other taxes...........................................................             40,277               42,107
  Customer deposits.....................................................             36,903               36,985
  Price risk management liabilities.....................................            231,003              227,652
  Other current liabilities.............................................            176,015              172,616
                                                                              -------------        -------------
        Total current liabilities.......................................          1,564,865            1,641,257
                                                                              -------------        -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes.....................................            518,622              511,070
  Estimated environmental remediation costs.............................             20,529               20,695
  Payable under capacity lease agreement................................             41,000               41,000
  Benefit obligations...................................................            154,224              158,762
  Refundable excess deferred income taxes...............................             12,009               12,246
  Price risk management liabilities.....................................             64,892               29,108
  Other                                                                             159,472              164,438
                                                                              -------------        -------------
      Total deferred credits and other liabilities......................            970,748              937,319
                                                                              -------------        -------------

RESOURCES-OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
   DEBENTURES OF RESOURCES, NET.........................................              1,144                1,157
                                                                              -------------        -------------

LONG-TERM DEBT, LESS CURRENT MATURITIES.................................          1,504,977            1,513,289
                                                                              -------------        -------------

STOCKHOLDER'S EQUITY:
  Common stock..........................................................                  1                    1
  Paid-in capital.......................................................          2,463,831            2,463,831
  Retained earnings.....................................................            185,644              114,671
  Accumulated other comprehensive income................................            (13,906)             (16,004)
                                                                              -------------        -------------
      Total stockholder's equity........................................          2,635,570            2,562,499
                                                                              -------------        -------------

COMMITMENTS AND CONTINGENCIES (NOTE 1)

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........................      $   6,677,304        $   6,655,521
                                                                              =============        =============


           See Notes to Resources' Consolidated Financial Statements.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------------
                                                                                   1999                 1998
                                                                              -------------        -------------
Cash Flows from Operating Activities:
  Net income............................................................      $      70,973        $      61,828
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization.......................................             50,018               44,730
    Deferred income taxes...............................................              4,500               14,785
   Changes in other assets and liabilities:
    Accounts and notes receivable - net.................................            (59,641)              88,460
    Inventories.........................................................            141,926               29,930
    Other current assets................................................            (18,501)              16,238
    Accounts payable....................................................            (73,233)            (133,074)
    Interest and taxes accrued..........................................             55,116               41,956
    Other current liabilities...........................................            (47,769)             (15,216)
    Net price risk management activities................................            (18,262)              (6,670)
    Other - net.........................................................            (24,188)              34,471
                                                                              -------------        -------------
        Net cash provided by operating activities.......................             80,939              177,438
                                                                              -------------        -------------

Cash Flows from Investing Activities:
  Capital expenditures..................................................            (45,540)             (38,639)
  Other -  net..........................................................             (1,769)               2,371
                                                                              -------------        -------------
        Net cash used in investing activities...........................            (47,309)             (36,268)
                                                                              =============        =============

Cash Flows from Financing Activities:
  Retirements and reacquisitions of long-term debt......................             (6,042)              (1,000)
  Other debt repayments.................................................                                (417,027)
  Proceeds from issuance of debentures..................................                                 300,000
  Redemption of convertible securities..................................                 (7)              (3,255)
  Other - net...........................................................             (3,750)              (3,905)
                                                                              -------------        -------------
      Net cash used in financing activities.............................             (9,799)            (125,187)
                                                                              -------------        -------------

Net Increase in Cash and Cash Equivalents...............................             23,831               15,983
Cash and Cash Equivalents at Beginning of the Period....................             26,576               35,682
                                                                              -------------        -------------
Cash and Cash Equivalents at End of the Period..........................      $      50,407        $      51,665
                                                                              =============        =============

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
  Interest (net of amounts capitalized).................................      $      30,939        $      39,194
  Income taxes - net....................................................             (2,549)             (13,792)


           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

    CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                     ACCUMULATED
                                                                                        OTHER        TOTAL        TOTAL
                                       COMMON STOCK                        RETAINED    COMPRE-       STOCK-       COMPRE-
                                ---------------------------  PAID IN       EARNINGS    HENSIVE      HOLDER'S      HENSIVE
                                   SHARES       AMOUNT       CAPITAL      (DEFICIT)     INCOME       EQUITY       INCOME
                                -----------   ----------   ----------    ----------   ----------   ----------   ----------
  Balance at December 31, 1997..      1,000   $        1   $2,463,831    $   20,847   $   (5,634)  $2,479,045
  Net Income....................                                             61,828                    61,828   $   61,828
  Change in Market Value of
    Marketable Equity
    Securities, net tax of
    ($781)......................                                                           1,379        1,379        1,379
                                                                                                                ----------
  Comprehensive Income                                                                                              63,207
                                -----------   ----------   ----------    ----------   ----------   ----------   ----------
  Balance at March 31, 1998.....      1,000            1    2,463,831        82,675       (4,255)   2,542,252
                                -----------   ----------   ----------    ----------   ----------   ----------
  Net Income....................                                             31,996                    31,996       31,996
  Change in Market Value of
    Marketable Equity
    Securities, net tax of
    $6,658......................                                                         (11,749)     (11,749)     (11,749)
                                                                                                                ----------
  Comprehensive Income..........                                                                                    20,247
                                -----------   ----------   ----------    ----------   ----------   ----------   ----------
  Balance at December 31, 1998..      1,000            1    2,463,831       114,671      (16,004)   2,562,499
                                ===========   ==========   ==========    ==========   ==========   ==========
  Net Income....................                                             70,973                    70,973       70,973
  Change in Market Value of
    Marketable Equity
    Securities, net tax of
    ($1,189)                                                                               2,098        2,098        2,098
                                                                                                                ----------
  Comprehensive Income..........                                                                                $   73,071
                                -----------   ----------   ----------    ----------   ----------   ----------   ----------
  Balance at March 31, 1999.....      1,000   $        1   $2,463,831    $  185,644   $  (13,906)  $2,635,570
                                ===========   ==========   ==========    ==========   ==========   ==========


           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The Notes to the unaudited consolidated financial statements of Reliant Energy Resources Corp. are included in the Notes to the unaudited consolidated financial statements of Reliant Energy, Incorporated (Company) as follows and are incorporated herein by reference:

(1)      BASIS OF PRESENTATION -- see Company Note 1.

(2)      DEPRECIATION -- see Company Note 3 (b).

(3)      CHANGE IN ACCOUNTING PRINCIPLE -- see Company Note 5.

(4) COMPANY/RESOURCES OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY/RESOURCES -- see Company Note 8(b).

(5)      LONG-TERM DEBT AND SHORT-TERM FINANCING -- see Company Note 9(b).

(6)      REPORTABLE SEGMENTS

         Effective January 1, 1998, Resources adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131). Because Resources is a wholly owned subsidiary of the Company, Resources has determined its reportable segments based in part on the operating units under which its parent manages sales to wholesale or retail customers in differing regulatory environments. The segment financial data include information for the Company and Resources on a combined basis, except for Electric Operations, which has no Resources operations, and International, which has minimal Resources operations. Reconciling items included under the caption "Elimination of Non-Resources Operations" reduce the amounts by those operations not conducted within the Resources legal entity. Operations not owned or operated by Resources, but included in segment information before elimination, include primarily the operations of the Company's non-rate regulated power generation business, and non-Resources corporate expenses.

         In accordance with SFAS No. 131, the Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, International and Corporate. See Note 12 to the Company's Interim Financial Statements for a description of these segments.

                                                                                                   ELIMINATION OF
                                                                                                       NON-
                                 NATURAL GAS   INTERSTATE   WHOLESALE   CORPORATE    RECONCILING     RESOURCES
                                DISTRIBUTION   PIPELINES     ENERGY     AND OTHER   ELIMINATIONS(1)  OPERATIONS   CONSOLIDATED
                                ------------   ---------     ------     ---------   ---------------  ----------   ------------
                                                              (THOUSANDS OF DOLLARS)
For the Three Months Ended
March 31, 1999:

Revenues from non-affiliates....$  662,876     $  26,481   $  938,882 $  216,243                   $  (16,418)     $ 1,828,064
Intersegment revenues...........       288        39,624       69,221     19,142   $ (128,275)
Operating income................    98,100        27,893        1,178     (3,636)                      26,642          150,177

For the Three Months Ended
March 31, 1998:

Revenues from non-affiliates....   716,575        33,232      828,165    179,542                       (2,973)       1,754,541
Intersegment revenues...........       321        37,748       63,209     23,291     (124,569)
Operating income................   101,604        32,073          513     (4,889)                      14,193          143,494

----------

(1) Includes data for operations conducted at the parent level. This data is eliminated for purposes of the consolidated data at the Resources level.

Reconciliation of Operating Income to Net Income:

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 -------------------------------------
                                                                                      1999                 1998
                                                                                 ---------------      ---------------
                                                                                        (THOUSANDS OF DOLLARS)
Operating income..........................................................       $       150,177      $       143,494
Interest expense..........................................................               (29,662)             (26,900)
Distribution on preferred trust securities................................                   (99)                (268)
Income tax expense........................................................               (52,474)             (57,054)
Other income, net.........................................................                 3,031                2,556
                                                                                 ---------------      ---------------
Net income................................................................       $        70,973      $        61,828
                                                                                 ===============      ===============



(7) COMPANY/RESOURCES INTERIM PERIOD RESULTS; RECLASSIFICATIONS -- see Company Note 14.

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                     THE RESULTS OF OPERATIONS OF RESOURCES

         Resources reports its financial information in the following segments:
Natural Gas Distribution, Interstate Pipelines, Wholesale Energy (through which Resources conducts the energy trading and marketing operations and natural gas gathering operations, but does not conduct the operations of Reliant Energy Power Generation, Inc.) and Corporate. Although Resources has international operations, they are not significant.

     Resources meets the conditions specified in General Instruction H to Form 10-Q and is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Resources has omitted from this report the information called for by Item 3 (quantitative and qualitative disclosure about market risk) of Part I and the following Part II items of Form 10-Q: Item 2 (changes in securities and use of proceeds), Item 3 (defaults upon senior securities) and Item 4 (submission of matters to a vote of security holders). The following discussion explains material changes in the amount of revenue and expense items of Resources between the first quarter of 1999 and the first quarter of 1998. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of Resources' Form 10-K, the Resources 10-K Notes referred to herein and Resources' Interim Financial Statements contained in this Form 10-Q.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                QUARTER ENDED MARCH 31,
                                                          -------------------------------------        PERCENT
                                                                1999               1998                CHANGE
                                                          ----------------   ----------------       -------------
                                                                 (THOUSANDS OF DOLLARS)
Operating Revenues...................................     $      1,828,064   $      1,754,541             4%
Operating Expenses...................................            1,677,887          1,611,047             4%
Operating Income, Net................................              150,177            143,494             5%
Interest Expense, Net................................               29,662             26,900            10%
Distributions on Subsidiary Trust Securities.........                   99                268           (63%)
Other Income, Net....................................                3,031              2,556            19%
Income Tax Expense...................................               52,474             57,054            (8%)
                                                          ----------------   ----------------
  Net Income.........................................     $         70,973   $         61,828            15%
                                                          ================   ================

         First Quarter of 1999 Compared to First Quarter of 1998. Resources' net income increased $9 million in the first quarter of 1999 compared to the 1998 period primarily due to increased operating income of $7 million related to improved trading and marketing results at Wholesale Energy. This increase was partially offset by a decrease in operating income at Natural Gas Distribution due to warmer weather and at Interstate Pipelines due to a rate settlement, which resulted in $5 million of reduced depreciation expense recorded in the first quarter of 1998.

         Resources' revenues increased approximately $74 million due primarily to increased trading activities at Wholesale Energy offset by decreases at Natural Gas Distribution due to the effects of warmer weather. Resources' operating expenses increased $67 million due largely to increases in gas sales at Wholesale Energy.

         The decrease in income taxes in the first quarter of 1999 is attributable to decreases in non-deductible expenditures and state tax expenses.

         To minimize risks associated with fluctuations in the price of natural gas and transportation, Resources, through its subsidiary, Reliant Energy Services, Inc., enters into futures transactions, swaps and options relating to
(i) certain commitments to buy, sell and transport natural gas, (ii) existing natural gas and heating oil inventory, (iii) crude oil and refined products and (iv) certain anticipated transactions, some of which carry off-balance sheet risk. Reliant Energy Services also enters into commodity derivatives in its trading and price risk management activities. For a discussion of the accounting treatment of derivative instruments, see Note 2 of Resources 10-K Notes and Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the Company's Form 10-K.

         Seasonality and Other Factors. Resources' results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. Resources' results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by Resources and its subsidiaries, competition in Resources' various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect Resources' future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Competition - Other Operations," "- Fluctuations in Commodity Prices and Derivative Instruments," "- Environmental Expenditures" and "- Other Contingencies" in the Company's Form 10-K.


NEW ACCOUNTING ISSUES

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- New Accounting Issues" in the Company's Form 10-Q for a discussion of certain new accounting issues affecting Resources.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         Company:

                  For a description of legal proceedings affecting the Company and its subsidiaries, please review Item 3 of the Company Form 10-K and Notes 3(b), 12(h) and 12(i) of the Company 10-K Notes, which are incorporated herein by reference.

         Resources:

                  For a description of legal proceedings affecting Resources, please review Note 8(g) of the Resources 10-K Notes, which is incorporated herein by reference.


ITEM 5.  OTHER INFORMATION.

         Forward-Looking Statements. From time to time, the Company and Resources may make statements regarding their assumptions, projections, expectations, intentions or beliefs about future events. These statements and other statements that are not historical facts are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company and Resources caution that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary materially from actual results and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance actual results will not differ materially from those expressed or implied by the forward-looking statements.

         The following are some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements: (i) state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas industries; (ii) industrial, commercial and residential growth in service territories of the Company and Resources; (iii) the weather and other natural phenomena; (iv) the timing and extent of changes in commodity prices and interest rates;
         (v) changes in environmental and other laws and regulations to which the Company, Resources and their respective subsidiaries are subject or other external factors over which the Company and Resources have no control; (vi) the results of financing efforts; (vii) growth in opportunities for the Company's and Resources' subsidiaries and diversified operations; (viii) risks incidental to the Company's overseas operations (including the effects of fluctuations in foreign currency exchange rates); (ix) the effect of the Company's and Resources' accounting policies; (x) the timing of the closing of the Company's acquisition of an interest in UNA; and (xi) other factors discussed in this and other filings by the Company and Resources with the Securities and Exchange Commission.

         When used in the Company's or Resources' documents or oral presentations, the words "anticipate," estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Company:

              Exhibit 3       Amendment to the Company's Articles of
                              Incorporation.

              Exhibit 10.1 Employment Agreement effective as of June 1, 1999, between the Company and Don D. Jordan.

              Exhibit 10.2 Share Subscription Agreement dated March 29, 1999 among Reliant Energy Wholesale Holdings (Europe) Inc., Provincie Noord Holland, Gemeente Amsterdam, N.V. Provinciaal En Gemeenelijk Utrechts Stroomleveringsbedrijf, Reliant Energy Power Generation, Inc. and UNA

              Exhibit 10.3 Share Purchase Agreement dated March 29, 1999 among Reliant Energy Wholesale Holdings (Europe) Inc., Provincie Noord Holland, Gemeente Amsterdam, N.V. Provinciaal En Gemeenelijk Utrechts Stroomleveringsbedrijf, Reliant Energy Power Generation, Inc. and UNA.

              Exhibit 12 Ratio of Earnings to Fixed Charges and Preferred Dividends.

              Exhibit 27      Financial Data Schedule.

              Exhibit 99 Items incorporated by reference from the Company Form 10-K: Item 3 "Legal Proceedings." Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company
                              - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and "- New Accounting Issues." and Item 7A "Quantitative and Qualitative Disclosures About Market Risk." Note 1(c) (Regulatory Assets and Other Long-Lived Assets), Note 1(n) (Investments in Time Warner Securities), Note 1(p) (Foreign Currency Adjustments), Note 1(r) (Change in Accounting Principle), Note 2 (Derivative Financial Instruments), Note 3 (Rate Matters), Note 4 (Jointly Owned Electric Utility Plant), Note 5 (Equity Investments and Advances to Unconsolidated Subsidiaries), Note 8(c) (FinanceCo and FinanceCo II Credit Facilities), Note 8(d) (Company Credit Facility), Note 9(a) (Trust Securities - Company),
                              Note 12 (Commitments and Contingencies) and Note 16(a) (Foreign Currency Devaluation) of the Company 10-K Notes.

         Resources:

              Exhibit 12      Ratio of Earnings to Fixed Charges.

              Exhibit 27      Financial Data Schedule.

              Exhibit 99 Items incorporated by reference from Resources Form 10-K: Item 3 "Legal Proceedings." Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company
                              - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and "- New Accounting Issues." Item 7A "Quantitative and Qualitative Disclosures About Market Risk." Item
                              7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and Consolidated Subsidiaries." Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments), Note 4 (Long-Term and Short-Term Financing), Note 5 (Trust Securities); and Note 8 (Commitments and Contingencies) of Resources 10-K Notes.


(b)      Reports on Form 8-K.

         Company:

         Form 8-K dated January 26,1999 (filed February 1, 1999) filing press release regarding currency devaluation in Brazil.

         Form 8-K dated February 23, 1999 (filed February 26, 1999) regarding the issuance and sale of 7.20% Trust Original Preferred Securities, Series C.

         Resources:

         None.

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            RELIANT ENERGY, INCORPORATED
                                                   (Registrant)


                                        By:     /s/ Mary P. Ricciardello
                                           -----------------------------------
                                              Mary P. Ricciardello
                                              Vice President and Comptroller
                                              (Principal Accounting Officer)





Date:  May 14, 1999

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RELIANT ENERGY RESOURCES CORP.
                                                  (Registrant)


                                        By:     /s/ Mary P. Ricciardello
                                           -----------------------------------
                                              Mary P. Ricciardello
                                              Vice President and Comptroller
                                              (Principal Accounting Officer)



Date:  May 14, 1999

                                Exhibit Index


          EXHIBIT
          NUMBER              DESCRIPTION
          -------             -----------
Company

         Exhibit 3            Amendment to the Company's Articles of
                              Incorporation.

         Exhibit 10.1 Employment Agreement effective as of June 1, 1999, between the Company and Don D. Jordan.

         Exhibit 10.2 Share Subscription Agreement dated March 29, 1999 among Reliant Energy Wholesale Holdings (Europe)
                              Inc., Provincie Noord Holland, Gemeente Amsterdam,
                              N.V. Provinciaal En Gemeenelijk Utrechts
                              Stroomleveringsbedrijf, Reliant Energy Power
                              Generation, Inc. and UNA.

         Exhibit 10.3 Share Purchase Agreement dated March 29, 1999 among Reliant Energy Wholesale Holdings (Europe)
                              Inc., Provincie Noord Holland, Gemeente Amsterdam,
                              N.V. Provinciaal En Gemeenelijk Utrechts
                              Stroomleveringsbedrijf, Reliant Energy Power
                              Generation, Inc. and UNA.

         Exhibit 12           Ratio of Earnings to Fixed Charges and Preferred
                              Dividends.

         Exhibit 27           Financial Data Schedule.

         Exhibit 99           Items incorporated by reference from the Company
                              Form 10-K: Item 3 "Legal Proceedings." Item 7
                              "Management's Discussion and Analysis of Financial
                              Condition and Results of Operations of the Company
                              - Certain Factors Affecting Future Earnings of the
                              Company and its Subsidiaries" and "- New
                              Accounting Issues." and Item 7A "Quantitative and
                              Qualitative Disclosures About Market Risk." Note
                              1(c) (Regulatory Assets and Other Long-Lived
                              Assets), Note 1(n) (Investments in Time Warner
                              Securities), Note 1(p) (Foreign Currency
                              Adjustments), Note 1(r) (Change in Accounting
                              Principle), Note 2 (Derivative Financial
                              Instruments), Note 3 (Rate Matters), Note 4
                              (Jointly Owned Electric Utility Plant), Note 5
                              (Equity Investments and Advances to Unconsolidated
                              Subsidiaries), Note 8(c) (FinanceCo and FinanceCo
                              II Credit Facilities), Note 8(d) (Company Credit
                              Facility), Note 9(a) (Trust Securities - Company),
                              Note 12 (Commitments and Contingencies) and Note
                              16(a) (Foreign Currency Devaluation) of the
                              Company 10-K Notes.


Resources

         Exhibit 12           Ratio of Earnings to Fixed Charges.

         Exhibit 27           Financial Data Schedule.

         Exhibit 99           Items incorporated by reference from Resources
                              Form 10-K: Item 3 "Legal Proceedings." Item 7
                              "Management's Discussion and Analysis of Financial
                              Condition and Results of Operations of the Company
                              - Certain Factors Affecting Future Earnings of the
                              Company and its Subsidiaries" and "- New
                              Accounting Issues." Item 7A "Quantitative and
                              Qualitative Disclosures About Market Risk." Item
                              7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp.
                              and Consolidated Subsidiaries." Note 1(c)
                              (Regulatory Assets and Regulation), Note 2
                              (Derivative Financial Instruments), Note 4
                              (Long-Term and Short-Term Financing), Note 5
                              (Trust Securities); and Note 8 (Commitments and
                              Contingencies) of Resources 10-K Notes.