Form 10-Q
period 1999-06-30
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 1999-08-16
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 6, 1999, Reliant Energy, Incorporated had 295,814,956 shares of common stock outstanding, including 10,719,489 ESOP shares not deemed outstanding for financial statement purposes and excluding 1,133,235 shares held as treasury stock. As of August 6, 1999, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

THIS COMBINED QUARTERLY REPORT ON FORM 10-Q IS SEPARATELY FILED BY RELIANT ENERGY, INCORPORATED (COMPANY) AND RELIANT ENERGY RESOURCES CORP. (RESOURCES). INFORMATION CONTAINED HEREIN RELATING TO RESOURCES IS FILED BY THE COMPANY AND SEPARATELY BY RESOURCES ON ITS OWN BEHALF. RESOURCES MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO THE COMPANY (EXCEPT AS IT MAY RELATE TO RESOURCES AND ITS SUBSIDIARIES) OR TO ANY OTHER AFFILIATE OR SUBSIDIARY OF THE COMPANY.


                          RELIANT ENERGY, INCORPORATED
                       AND RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


      COMPANY:
            Financial Statements........................................................................1

                  Statements of Consolidated Operations
                  Three and Six Months Ended June 30, 1999 and 1998 (Unaudited).........................1

                  Consolidated Balance Sheets
                  June 30, 1999 (Unaudited) and December 31, 1998.......................................2

                  Statements of Consolidated Cash Flows
                  Six Months Ended June 30, 1999 and 1998 (Unaudited)...................................4

                  Statements of Consolidated Retained Earnings and Comprehensive Income (Loss)
                  Three and Six Months Ended June 30, 1999 and 1998 (Unaudited).........................6

                  Notes to Unaudited Consolidated Financial Statements..................................7

            Management's Discussion and Analysis of Financial Condition and Results of
                  Operations of the Company............................................................20

            Quantitative and Qualitative Disclosures about Market Risk of the Company..................32

      RESOURCES:

            Financial Statements.......................................................................34

                  Statements of Consolidated Operations
                  Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)........................34

                  Consolidated Balance Sheets
                  June 30, 1999 (Unaudited) and December 31, 1998......................................35

                  Statements of Consolidated Cash Flows
                  Six Months Ended June 30, 1999 and 1998 (Unaudited)..................................37

                  Consolidated Statements of Retained Earnings and Comprehensive Income (Loss)
                  Three and Six Months Ended June 30, 1999 and 1998 (Unaudited)........................38

                  Notes to Unaudited Consolidated Financial Statements.................................39

            Management's Narrative Analysis of the Results of
                  Operations of Resources..............................................................41

                                            PART II. OTHER INFORMATION

            Item 1.     Legal Proceedings..............................................................43

            Item 4.     Submission of Matters to a Vote of Security Holders............................43

            Item 5.     Other Information..............................................................44

            Item 6.     Exhibits and Reports on Form 8-K...............................................44

                          PART I. FINANCIAL INFORMATION

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                            JUNE 30,                     JUNE 30,
                                                                    ------------------------   --------------------------
                                                                       1999           1998         1999          1998
                                                                    ----------   -----------   -----------   -----------
REVENUES:
   Electric Operations ..........................................  $ 1,166,642   $ 1,181,300   $ 2,016,548   $ 2,027,862
   Natural Gas Distribution .....................................      329,340       330,667     1,007,455     1,061,385
   Interstate Pipelines .........................................       66,117        76,516       132,222       147,497
   Wholesale Energy .............................................    1,937,830       914,022     2,945,933     1,805,395
   International ................................................       43,631       169,435        (7,853)      196,681
   Corporate ....................................................      202,739       156,231       423,173       345,242
   Eliminations .................................................      (88,471)      (91,545)     (216,746)     (216,114)
                                                                   -----------   -----------   -----------   -----------
        Total ...................................................    3,657,828     2,736,626     6,300,732     5,367,948
                                                                   -----------   -----------   -----------   -----------

EXPENSES:
   Fuel and cost of gas sold ....................................    1,621,239     1,050,669     3,038,603     2,329,063
   Purchased power ..............................................      924,481       489,479     1,252,988       902,516
   Operation and maintenance ....................................      436,656       386,190       835,668       757,830
   Taxes other than income taxes ................................      126,150       119,444       243,471       229,204
   Depreciation and amortization ................................      225,919       235,035       416,504       410,634
                                                                   -----------   -----------   -----------   -----------
        Total ...................................................    3,334,445     2,280,817     5,787,234     4,629,247
                                                                   -----------   -----------   -----------   -----------

OPERATING INCOME ................................................      323,383       455,809       513,498       738,701
                                                                   -----------   -----------   -----------   -----------

OTHER INCOME (EXPENSE):
   Unrealized loss on Automatic Common Exchange Securities (ACES)      (68,628)     (254,458)     (399,939)     (443,778)
   Time Warner dividend income ..................................       10,312        10,312        20,625        20,625
   Other - net ..................................................        1,480         6,295         2,182        13,509
                                                                   -----------   -----------   -----------   -----------
        Total ...................................................      (56,836)     (237,851)     (377,132)     (409,644)
                                                                   -----------   -----------   -----------   -----------

INTEREST AND OTHER CHARGES:
   Interest on long-term debt ...................................      105,866       103,326       209,720       209,355
   Other interest ...............................................       21,859        23,034        45,198        47,393
   Distributions on trust securities ............................       13,990         7,302        23,781        14,712
   Allowance for borrowed funds used during construction ........       (1,405)         (612)       (2,335)       (1,569)
                                                                   -----------   -----------   -----------   -----------
        Total ...................................................      140,310       133,050       276,364       269,891
                                                                   -----------   -----------   -----------   -----------

INCOME (LOSS) BEFORE INCOME TAXES AND PREFERRED DIVIDENDS .......      126,237        84,908      (139,998)       59,166
INCOME TAX EXPENSE (BENEFIT) ....................................       51,475        43,326        (5,068)       47,602
                                                                   -----------   -----------   -----------   -----------
NET INCOME (LOSS) ...............................................       74,762        41,582      (134,930)       11,564
PREFERRED DIVIDENDS .............................................           98            98           195           195
                                                                   -----------   -----------   -----------   -----------

NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ...........  $    74,664   $    41,484   $  (135,125)  $    11,369
                                                                   ===========   ===========   ===========   ===========
BASIC AND DILUTED INCOME (LOSS) PER COMMON SHARE ................  $       .26   $       .15   $      (.47)  $       .04
                                                                   ===========   ===========   ===========   ===========


          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                   JUNE 30,   DECEMBER 31,
                                                                     1999        1998
                                                                 -----------  ------------
CURRENT ASSETS:
   Cash and cash equivalents ..................................  $    66,639  $    29,673
   Accounts receivable - net ..................................      755,888      726,377
   Accrued unbilled revenues ..................................       70,609      175,515
   Fuel stock and petroleum products ..........................      212,000      211,750
   Materials and supplies, at average cost ....................      181,903      171,998
   Price risk management assets ...............................      294,950      265,203
   Restricted deposit for bond redemption .....................      200,000
   Prepayments and other current assets .......................      109,091       88,655
                                                                 -----------  -----------
     Total current assets .....................................    1,891,080    1,669,171
                                                                 -----------  -----------

PROPERTY, PLANT AND EQUIPMENT -- AT COST:
   Electric ...................................................   14,238,519   13,969,302
   Natural gas distribution and gathering systems .............    1,801,632    1,686,159
   Interstate pipelines .......................................    1,310,143    1,302,829
   Other property .............................................      107,708       72,299
                                                                 -----------  -----------
     Total ....................................................   17,458,002   17,030,589
   Less accumulated depreciation and amortization .............    6,641,995    5,499,448
                                                                 -----------  -----------
     Property, plant and equipment - net ......................   10,816,007   11,531,141
                                                                 -----------  -----------

OTHER ASSETS:
   Goodwill - net .............................................    2,089,601    2,098,890
   Equity investments and advances to unconsolidated affiliates      923,243    1,051,600
   Investment in Time Warner securities .......................      990,000      990,000
   Recoverable impaired plant costs ...........................      796,666
   Price risk management assets ...............................       92,310       21,414
   Other ......................................................    1,861,493    1,800,681
                                                                 -----------  -----------
     Total other assets .......................................    6,753,313    5,962,585
                                                                 -----------  -----------

        TOTAL ASSETS ..........................................  $19,460,400  $19,162,897
                                                                 ===========  ===========


          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                  JUNE 30,     DECEMBER 31,
                                                                                    1999           1998
                                                                                ------------   ------------
CURRENT LIABILITIES:
   Notes payable .............................................................. $  1,812,849   $  1,812,739
   Accounts payable ...........................................................      774,846        807,977
   Price risk management liabilities ..........................................      255,916        227,652
   Current portion of long-term debt ..........................................      647,144        397,454
   Other ......................................................................      791,604        825,120
                                                                                ------------   ------------
        Total current liabilities .............................................    4,282,359      4,070,942
                                                                                ------------   ------------

DEFERRED CREDITS:
   Accumulated deferred income taxes ..........................................    2,064,132      2,364,036
   Unamortized investment tax credit ..........................................      277,998        328,949
   Price risk management liabilities ..........................................       84,753         29,108
   Other ......................................................................    1,134,595        905,014
                                                                                ------------   ------------
        Total deferred credits ................................................    3,561,478      3,627,107
                                                                                ------------   ------------

LONG-TERM DEBT ................................................................    6,946,144      6,800,748
                                                                                ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTE 1)

          Total liabilities ...................................................   14,789,981     14,498,797
                                                                                ------------   ------------

COMPANY/RESOURCES OBLIGATED MANDATORILY REDEEMABLE
     TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
     HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES
     OF COMPANY/RESOURCES - NET ...............................................      705,294        342,232
                                                                                ------------   ------------

PREFERENCE STOCK, NONE OUTSTANDING

CUMULATIVE PREFERRED STOCK, NOT SUBJECT
     TO MANDATORY REDEMPTION ..................................................        9,740          9,740
                                                                                ------------   ------------
STOCKHOLDERS' EQUITY:
     Common stock, no par value ...............................................    3,160,013      3,136,826
     Treasury stock, at cost ..................................................       (2,390)        (2,384)
     Unearned ESOP shares .....................................................     (207,071)      (217,780)
     Retained earnings ........................................................    1,096,058      1,445,081
     Accumulated other comprehensive loss .....................................      (91,225)       (49,615)
                                                                                ------------   ------------
        Total stockholders' equity ............................................    3,955,385      4,312,128
                                                                                ------------   ------------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................... $ 19,460,400   $ 19,162,897
                                                                                ============   ============

          See Notes to the Company's Consolidated Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      ---------------------
                                                                        1999        1998
                                                                      ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) attributable to common stockholders ...........  $(135,125)  $  11,369

   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization .................................    416,504     410,634
     Deferred income taxes .........................................   (151,386)   (122,370)
     Investment tax credit .........................................    (50,951)    (10,062)
     Unrealized loss on ACES .......................................    399,939     443,778
     Undistributed loss (earnings) of equity investments
        in unconsolidated affiliates ...............................     64,654     (10,566)
     Changes in other assets and liabilities:
        Accounts receivable - net ..................................     70,899     179,348
        Accounts receivable - IRS ..................................                140,532
        Inventory ..................................................     (8,693)    (18,315)
        Other current assets .......................................    (20,437)     (6,741)
        Accounts payable ...........................................    (33,131)   (102,394)
        Interest and taxes accrued .................................     (9,663)    (31,824)
        Other current liabilities ..................................    (54,267)    (16,746)
        Net price risk management assets ...........................    (16,734)         25
        Other - net ................................................     84,392     (52,590)
                                                                      ---------   ---------
          Net cash provided by operating activities ................    556,001     814,078
                                                                      ---------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures (including allowance for
     borrowed funds used during construction) ......................   (441,296)   (268,567)
   Acquisitions of non-rate regulated electric power plants ........               (230,462)
   Sale of equity investments in foreign electric system projects ..                242,744
   Equity investment and advances to unconsolidated affiliates - net    (20,458)   (175,706)
   Other -  net ....................................................      7,980     (19,892)
                                                                      ---------   ---------
          Net cash used in investing activities ....................  $(453,774)  $(451,883)
                                                                      ---------   ---------

                                                        (Continued on next page)

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                      ---------------------
                                                                         1999        1998
                                                                      ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of matured bonds ........................................              $ (29,000)
   Proceeds from issuance of trust preferred securities ............  $ 362,994
   Proceeds from issuance of pollution control revenue bonds .......    215,023     386,634
   Restricted deposit for bond redemption ..........................   (200,000)
   Proceeds from issuance of debentures ............................                298,514
   Payment of debentures ...........................................    (12,718)
   Payment of common stock dividends ...............................   (213,641)   (210,376)
   Decrease in notes payable - net .................................     (6,725)   (339,854)
   Extinguishment of long-term debt ................................   (195,636)   (402,587)
   Conversion of convertible securities ............................         (6)    (10,097)
   Other - net .....................................................    (14,552)    (17,587)
                                                                      ---------   ---------
        Net cash used in financing activities ......................    (65,261)   (324,353)
                                                                      ---------   ---------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................     36,966      37,842

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................     29,673      51,712
                                                                      ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................  $  66,639   $  89,554
                                                                      =========   =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash payments:
   Interest (net of amounts capitalized) ...........................  $ 243,463   $ 276,679
   Income taxes ....................................................    181,210     164,655


          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                         AND COMPREHENSIVE INCOME (LOSS)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                      THREE MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------------
                                                                 1999                              1998
                                                    ----------------------------       -----------------------------
RETAINED EARNINGS:
   Balance at beginning of period................   $  1,128,387                       $ 1,876,435
   Net income....................................         74,664      $   74,664            41,484       $    41,484
                                                    ------------                       -----------
        Total....................................      1,203,051                         1,917,919
   Common stock dividends........................       (106,993)                         (103,985)
                                                    ------------                       -----------
   Balance at end of period......................   $  1,096,058                       $ 1,813,934
                                                    ------------                       -----------

ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS), NET OF TAX:
   Balance at beginning of period................   $    (98,495)                      $    (4,957)
   Foreign currency translation adjustments......          8,049           8,049            (5,164)           (5,164)
   Unrealized loss on available
     for sale securities.........................           (779)           (779)           (6,414)           (6,414)
                                                    ------------                       -----------
   Balance at end of period......................   $    (91,225)                      $   (16,535)
                                                    ============                       ===========

                                                                      ==========                         ===========
COMPREHENSIVE INCOME.............................                     $   81,934                         $    29,906
                                                                      ==========                         ===========



                                                                        SIX MONTHS ENDED JUNE 30,
                                                    ----------------------------------------------------------------
                                                                 1999                              1998
                                                    ------------------------------     -----------------------------
RETAINED EARNINGS:
   Balance at beginning of period................   $  1,445,081                         $ 2,013,055
   Net income (loss).............................       (135,125)     $   (135,125)           11,369     $    11,369
                                                    ------------                         -----------
        Total....................................      1,309,956                           2,024,424
   Common stock dividends........................       (213,898)                           (210,490)
                                                    ------------                         -----------
   Balance at end of period......................   $  1,096,058                         $ 1,813,934
                                                    ============                         ===========

ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS), NET OF TAX:
   Balance at beginning of period................   $    (49,615)                        $    (6,455)
   Foreign currency translation adjustments......        (42,929)          (42,929)           (5,045)         (5,045)
   Unrealized gain (loss) on available
     for sale securities.........................          1,319             1,319            (5,035)         (5,035)
                                                    ------------                         -----------
   Balance at end of period......................   $    (91,225)                        $   (16,535)
                                                    ------------                         -----------

                                                                      ------------                       -----------
COMPREHENSIVE INCOME (LOSS)......................                     $   (176,735)                      $     1,289
                                                                      ============                       ===========


          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)         BASIS OF PRESENTATION

            Included in this combined Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Company) and for Reliant Energy Resources Corp. (Resources) are the Company's and Resources' consolidated interim financial statements and notes (Interim Financial Statements) including such companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of the Company (Company Form 10-K) and Resources (Resources Form 10-K) for the year ended December 31, 1998 and the combined Quarterly Report on Form 10-Q of the Company (Company First Quarter 10-Q) and Resources (Resources First Quarter 10-Q) for the quarter ended March 31, 1999. For additional information regarding the presentation of interim period results, see Note 14.

            The financial statements for the three and six months ended June 30, 1998 have been restated to reflect the Company's and Resources' adoption of mark-to-market accounting in the fourth quarter of 1998, retroactive to January 1, 1998. See Note 1(r) of the Company 10-K Notes (as defined below).

            The following notes to the financial statements in the Company Form 10-K and the Resources Form 10-K relate to material contingencies. These notes, as updated herein, are incorporated herein by reference:

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

            Historically, the Company has applied the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). For a discussion of the Company's accounting policies under SFAS No. 71, see Note 1(c) of the Company 10-K Notes. The Texas Electric Choice Plan, enacted in June 1999, will ultimately deregulate the Company's electric generation operations. As a result, the Company is required to discontinue the use of SFAS No. 71 for such operations. For additional information on the discontinuation of SFAS No. 71, see Note 2.

(2) TEXAS ELECTRIC CHOICE PLAN AND DISCONTINUANCE OF SFAS NO. 71 FOR ELECTRIC GENERATION OPERATIONS

            In June 1999, Texas adopted the Texas Electric Choice Plan (Legislation) that substantially amends the regulatory structure governing electric utilities in order to allow retail competition beginning on January 1, 2002. In preparation for that competition, the Company will make significant changes in the electric utility operations it conducts through Reliant Energy HL&P. In addition, the Legislation requires the Public Utility Commission of Texas (Texas PUC) to issue a number of new rules and determinations in implementing the Legislation.

            The Legislation defines the process for competition and creates a transition period during which most utility rates are frozen at their present levels. The Legislation provides for utilities to recover 100 percent of their generation related stranded costs and regulatory assets (as defined in the Legislation).

            Retail Choice. Under the Legislation, on January 1, 2002, most retail customers of investor-owned electric utilities in Texas will be entitled to purchase their electricity from any of a number of "retail electric providers" which will have been certified by the Texas PUC. Retail electric providers will not own or operate generation assets and their sales rates will not be subject to traditional cost-of-service regulation. Retail electric providers affiliated with the Company may compete statewide for these sales, but rates they charge within the electric utility's traditional service territory are subject to certain limitations at the outset of retail choice, as described below. The Texas PUC will prescribe regulations governing quality, reliability and other aspects of service from retail electric providers.

            Unbundling. By January 1, 2002, electric utilities in Texas such as Reliant Energy HL&P will restructure their businesses in order to separate power generation, transmission and distribution and retail activities into different units. Under the Legislation, Reliant Energy HL&P is required to submit a plan to accomplish that separation to the Texas PUC by January 10, 2000. The transmission and distribution business will continue to be subject to cost-of-service rate regulation and will be responsible for the delivery of electricity to retail consumers.

            Generation. Power generators will sell electric energy to wholesale purchasers, including retail electric providers, at unregulated rates beginning January 1, 2002. To facilitate a competitive market, Reliant Energy HL&P and most other electric utilities will be required to sell at auction entitlements to 15 percent of their installed generating capacity no later than 60 days before January 1, 2002. That obligation to auction entitlements continues until the earlier of January 1, 2007 or the date the Texas PUC determines that at least 40 percent of the residential and small commercial load served in the electric utility's service area is being served by non-affiliated retail electric providers. In addition, a power generator that owns and controls more than 20 percent of the power generation in, or capable of delivering power to, a power region after the reductions from the capacity auction (calculated as prescribed in the Legislation) must submit a mitigation plan to reduce generation that it owns and controls to no more than 20 percent in the power region. The Legislation also creates a program mandating air emissions reductions for non-permitted generating facilities. The Company anticipates that costs associated with this obligation will be recoverable through the stranded cost recovery mechanisms contained in the Legislation.

            Rates. Base rates charged by Reliant Energy HL&P on September 1, 1999 will be frozen until January 1, 2002. Effective January 1, 2002, retail rates charged to residential and small commercial customers by the utility's affiliated retail electric provider will be reduced by 6 percent from the average rates (on a bundled basis) in effect on January 1, 1999. That reduced rate will be known as the "price to beat" and will be charged by the affiliated retail electric provider to residential and small commercial customers in Reliant Energy HL&P's service area who have not elected service from another retail electric provider. The affiliated retail electric provider may not offer different rates to residential or small commercial customer classes in the utility's service area until the earlier of the date the Texas PUC determines that 40 percent of power consumed by that class is being served by non-affiliated retail electric providers or January 1, 2005. In addition, the affiliated retail electric provider must make the price to beat available to consumers until January 1, 2007.

            Stranded Costs. Reliant Energy HL&P will be entitled to recover its stranded costs (i.e., the excess of net book value of generation assets (as defined by the Legislation) over the market value of those assets) and regulatory assets related to generation. The Legislation prescribes specific methods for determining the amount of stranded costs and the details for their recovery. However, during the base rate freeze from 1999 until January 2002, earnings above the utility's authorized return formula will be applied in a manner to accelerate depreciation of generation related plant assets for regulatory purposes. In addition, depreciation expense for transmission and distribution related assets may be redirected to generation assets for regulatory purposes during that period.

            The Legislation provides for Reliant Energy HL&P, or a special purpose entity, to issue securitization bonds for regulatory assets and for stranded costs. These bonds will be sold to third parties and will be amortized through non-bypassable charges to transmission and distribution customers. Any stranded costs not recovered through the securitization bonds will be recovered through a non-bypassable charge to transmission and distribution customers. Costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a non-bypassable charge to transmission and distribution customers.

            Accounting. Historically, the Company has applied the accounting policies established in SFAS No. 71. For a discussion of the Company's accounting policies under SFAS No. 71, see Note 1(c) of the Company 10-K Notes. In general, SFAS No. 71 permits a company with cost-based rates to defer certain costs that would otherwise be expensed to the extent that it meets the following requirements: (1) its rates are regulated by a third party; (2) its rates are cost-based; and (3) there exists a reasonable assumption that all costs will be recoverable from customers through rates. When a company determines that it no longer meets the requirements of SFAS No. 71, pursuant to SFAS No. 101, "Accounting for the Discontinuation of Application of SFAS No. 71" (SFAS No.
101) and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), it is required to write off regulatory assets and liabilities unless some form of recovery continues through rates established and collected from remaining regulated operations. In addition, such company is required to determine any impairment to the carrying costs of deregulated plant and inventory assets in accordance with SFAS No. 121.

            In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises - Accounting for the Discontinuation of Application of FASB Statement No. 71" (EITF No. 97-4). EITF No. 97-4 concluded that a company should stop applying SFAS No. 71 to a segment which is subject to a deregulation plan at the time the deregulation legislation or enabling rate order contains sufficient detail for the utility to reasonably determine how the plan will affect the segment to be deregulated. In addition, EITF No. 97-4 requires that regulatory assets and liabilities be allocated to the applicable portion of the electric utility from which the source of the regulated cash flows will be derived.

            The Company believes that the Legislation provides sufficient detail regarding the deregulation of the Company's electric generation operations to require it to discontinue the use of SFAS No. 71 for those operations. Effective June 30, 1999, the Company applied SFAS No. 101 to its electric generation operations. Reliant Energy HL&P's transmission and distribution operations continue to meet the criteria of SFAS No. 71.

            The Company has evaluated the recovery of its generation related regulatory assets and liabilities. Because the Legislation provides for the issuance of securitization bonds up to the amount of generation related regulatory assets at December 31, 1998 and because these bonds will be amortized through non-bypassable charges to transmission and distribution customers, the Company believes these amounts are probable of full recovery. If events were to occur that made the recovery of certain of these regulatory assets no longer probable, the Company would write off the remaining balance of such assets as a non-cash charge against earnings. Pursuant to EITF No. 97-4, the recoverable regulatory assets will not be written off and will become associated with the transmission and distribution portion of the Company's electric utility business.

            At June 30, 1999, the Company performed an impairment test of its previously regulated electric generation assets pursuant to SFAS No. 121 on a plant specific basis. Under SFAS No. 121, an asset is considered impaired, and should be written down to fair value, if the future undiscounted cash flows generated by the use of the asset are insufficient to recover the carrying amount of the asset. For assets that are impaired pursuant to SFAS No. 121, the Company determined the fair value for each generating plant by estimating the net present value of future cash inflows and outflows over the estimated life of each plant. The difference between fair value and net book value was recorded as a reduction in the current book value. The Company determined that $797 million of its $4.5 billion electric generation assets (prior to the impairment loss) was impaired as of June 30, 1999. Of such amounts, $745 million relate to the South Texas Project Electric Generating Station and $52 million relate to two gas-fired generation plants. The Legislation provides recovery of this impairment through regulated cash flows during the transition period and through non-bypassable charges to transmission and distribution customers. As such, a regulatory asset has been recorded for an amount equal to the impairment loss and is included on the Company's Consolidated Balance Sheets as recoverable impaired plant costs. This new regulatory asset will be amortized as it is recovered.

            The impairment analysis requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the plants. The resulting $797 million pre-tax impairment loss is highly dependent on these underlying assumptions. In addition, after January 10, 2004, Reliant Energy HL&P must finalize and reconcile stranded costs (as defined by the Legislation) in a filing with the Texas PUC. Any difference between the fair market value and the regulatory net book value of the generation assets (as defined by the Legislation) will either be refunded or collected through future transmission and distribution rates. This final reconciliation allows alternative methods of third party valuation of the fair market value of these assets, including outright sale, stock valuations and asset exchanges. Because generally accepted accounting principles require the Company to estimate fair market values on a plant by plant basis in advance of the final reconciliation, the financial impacts of the Legislation with respect to stranded costs are subject to material changes. Factors affecting such change may include estimation risk, uncertainty of future energy prices, the passage of time during the transition period and the economic lives of the plants. If events occur that make the recovery of the regulatory asset associated with the generation plant impairment loss and deferred debits created from discontinuance of SFAS No. 71 pursuant to the Legislation no longer probable, the Company will write off the remaining balance of such assets as a non-cash charge against earnings. One of the results of discontinuing the application of SFAS No. 71 for the generation operations is the elimination of the regulatory accounting effects of excess deferred income taxes and investment tax credits related to such operations. The Company believes it is probable that some parties will seek to return such amounts to ratepayers and accordingly, the Company has recorded an offsetting liability.

            Following are the classes of electric property, plant and equipment at cost, with associated accumulated depreciation, at June 30, 1999 (including the impairment loss discussed above) and December 31, 1998.

                                                                                     CONSOLIDATED
                                                         TRANSMISSION     GENERAL      ELECTRIC
                                                              AND           AND        PLANT IN
                                              GENERATION  DISTRIBUTION  INTANGIBLE     SERVICE
                                              ----------  ------------  ----------   ------------
                                                              (IN MILLIONS)
June 30, 1999:
   Original cost ........................      $ 8,920      $ 4,349      $   970       $14,239
   Accumulated depreciation .............        4,904        1,270          210         6,384
   Property, plant and equipment - net(1)        4,016        3,079          760         7,855

December 31, 1998:
   Original cost ........................      $ 8,843      $ 4,196      $   930       $13,969
   Accumulated depreciation .............        3,822        1,276          207         5,305
   Property, plant and equipment - net(1)        5,021        2,920          723         8,664

-------------
(1) Includes non-utility generation facilities of $354 million at June 30, 1999 and $338 million at December 31, 1998 and international distribution facilities of $25 million at June 30, 1999 and $19 million at December 31, 1998.

            In order to reduce potential exposure to stranded costs related to generation assets, Reliant Energy HL&P redirected $102 million and $195 million of depreciation in the six months ended June 30, 1999 and year ended December 31, 1998, respectively, from transmission, distribution and general plant assets to generation assets. Such redirection is in accordance with the Company's transition to competition plan, approved by the Texas PUC (Transition Plan). See
Note 3(b) of the Company 10-K Notes. The cumulative amount of redirected depreciation of $297 million is an embedded regulatory asset included in transmission and distribution and general plant and equipment balances.

             The Company reviewed its long-term purchase power contracts and fuel contracts for potential loss in accordance with SFAS No. 5, "Accounting for Contingencies" and Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing." Based on projections of future market prices for wholesale electricity, the analysis indicated no loss recognition is appropriate at this time.

            Other Accounting Policy Changes. As a result of discontinuing SFAS No. 71, other accounting policies related to the Company's electric generation plant have been changed effective July 1, 1999. Allowance for funds used during construction will no longer be accrued on generation related construction projects. Instead, interest will be capitalized on these projects in accordance with SFAS No. 34, "Capitalization of Interest Cost."

            In accordance with SFAS No. 71, Reliant Energy HL&P deferred the premiums and expenses that arose when long term debt was redeemed and amortized these costs over the life of the new debt. When no new debt was issued to refinance the retired debt, these costs were amortized over the remaining life of the retired debt. Effective July 1, 1999, costs resulting from the retirement of debt attributable to the generation operations of Reliant Energy HL&P will be recorded in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt."

            The economic lives of Reliant Energy HL&P's generation plant and equipment will be reassessed and prospective depreciation rates may be revised due to changing economic circumstances as a result of the Legislation.

(3)         FOREIGN CURRENCY ADJUSTMENTS

            For information about the Company's foreign currency adjustments, see Note 1(p) of the Company 10-K Notes. The Company has an indirect 11.8% common stock interest in Light Servicos de Eletricidade S.A. (Light) and through its investment in Light, has a 9.1% common stock interest in Metropolitana Eletricidade de Sao Paulo S.A. (Metropolitana), both in Brazil. The Company accounts for its investment in Light under the equity method of accounting and records its proportionate share, based on stock ownership, in the net income of Light and its affiliates (including Metropolitana) as part of the Company's consolidated net income.

            As of June 30, 1999, Light and Metropolitana had total borrowings of $2.8 billion in non-local currencies. During the first quarter of 1999, the Brazilian real was devalued and allowed to float against other major currencies. The effects of devaluation on the non-local currency denominated borrowings caused the Company to record a non-cash, after-tax charge of $4 million and $91 million in the second quarter and first quarter of 1999, respectively, as a result of foreign currency translation losses recorded by both Light and Metropolitana in such periods. At June 30, 1999, one U.S. dollar could be exchanged for 1.7695 Brazilian reais. Because the Company uses the Brazilian real as the functional currency in which it reports Light's equity earnings, any decrease in the value of the Brazilian real below its June 30, 1999 level will increase Light's liability represented by the non-local currency denominated borrowings which will also be reflected in the Company's consolidated earnings, to the extent of the Company's 11.8% ownership interest in Light. Similarly, any increase in the value of the Brazilian real above its June 30, 1999 level will decrease Light's liability represented by such borrowings.

(4)         DEPRECIATION

(a)         Company.

            The Company calculates depreciation using the straight-line method. The Company's depreciation expense for the second quarter and first half of 1999 was $196 million and $335 million, respectively, compared to $193 million and $332 million for the corresponding 1998 periods. Pursuant to the Transition Plan, the Company recorded $45 million and $58 million of additional depreciation for the second quarter and first half of 1999, respectively, compared to $68 million and $80 million for the corresponding 1998 periods. For information regarding the additional depreciation of electric utility generating assets under the Transition Plan, see Note 3(b) of the Company 10-K Notes.

(b)         Resources.

            Resources calculates depreciation using the straight-line method. Resources' depreciation expense for the second quarter and first half of 1999 was $34 million and $71 million, respectively, compared to $30 million and $63 million for the corresponding 1998 periods.

(5) COMBINED FINANCIAL STATEMENT DATA OF EQUITY INVESTMENTS AND ADVANCES TO UNCONSOLIDATED AFFILIATES

            The following table shows certain summary financial information for the Company's unconsolidated affiliates:

                                     THREE MONTHS ENDED                           SIX MONTHS ENDED
                                          JUNE 30,                                    JUNE 30,
                                ----------------------------                ---------------------------
                                 1999                  1998                  1999                 1998
                                ------                ------                ------               ------
                                                                 (IN MILLIONS)
Revenues......................  $1,240                $2,045                $2,383               $2,680
Operating expenses............     913                 1,544                 1,744                1,986
Net income (loss).............     107                   145                  (566)                 276

            Dividends received from these affiliates equaled $8.4 million and $10.5 million for the second quarter and first half of 1999, respectively, compared to $23.1 million and $26.7 million for the corresponding 1998 periods.

(6)         CHANGE IN ACCOUNTING PRINCIPLE

            The Company and Resources adopted Emerging Issues Task Force 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) on January 1, 1999 for the energy trading activities of Reliant Energy Services, Inc. The adoption of EITF 98-10 had no material impact on the Company's or Resources' consolidated financial statements.

(7)         TIME WARNER SECURITIES INVESTMENT

            As of June 30, 1999, the Company owned 11 million shares of Time Warner Inc. (Time Warner) convertible preferred stock (TW Preferred). On July 6, 1999, the Company converted its TW Preferred into 45.8 million shares of Time Warner common stock (TW Common). Accordingly, the Company will no longer receive the quarterly pre-tax dividend of $10.3 million that was paid on the TW Preferred, but is expected to receive a quarterly pre-tax dividend on the TW Common of approximately $2.1 million (based on current dividend levels).

            In 1997, in order to monetize a portion of the cash value of its investment in Time Warner, the Company sold 22.9 million of its unsecured 7% Automatic Common Exchange Securities (ACES). The market value of ACES is indexed to the market value of TW Common. In July 2000, the ACES will be mandatorily exchangeable for, at the Company's option, either shares of TW Common at the exchange rate set forth below or cash with an equal value. The current exchange rate is as follows:

                 MARKET PRICE OF TW COMMON         EXCHANGE RATE
                 -------------------------         -------------
                 Below $22.96875                   2.0 shares of TW Common
                 $22.96875 - $27.7922              Share equivalent of $45.9375
                 Above $27.7922                    1.6528 shares of TW Common

            By issuing the ACES, the Company effectively eliminated the economic exposure of its investment in Time Warner to decreases in the price of TW Common below $22.96875. In addition, the Company retained 100% of any increase in TW Common price up to $27.7922 per share and 17% of any increase in market price above $27.7922. The closing price per share of TW Common on June 30, 1999 was $72.625.

            Prior to the July 1999 conversion of the TW Preferred, any increase in the market value of TW Common above $27.7922 was treated for accounting purposes as an increase in the payment amount of the ACES equal to 83% of the increase in the market price per share and was recorded by the Company as a non-cash expense. As a result, the Company recorded in the second quarter and first half of 1999 a non-cash, unrealized accounting loss of $69 million and $400 million, respectively (which resulted in an after-tax earnings reduction of $44 million, or $0.16 per share, and $260 million, or $0.91 per share, respectively); this correlates to the $83 million and $484 million unrecorded unrealized gain related to the increase in the market value of TW Common during the second quarter and first half of 1999. The Company believes the cumulative unrealized loss for the ACES of $1.7 billion is more than economically hedged by the approximately $2.3 billion unrecorded unrealized gain at June 30, 1999, relating to the increase in market value of the TW Common from the Company's cost.

            Upon conversion, the Company recorded an increase in its investment in TW Common of $2.3 billion, which represents the increase in market value of TW Common over the Company's cost for the TW Preferred. In addition, the Company recognized an increase of $1.5 billion in other comprehensive income, which represents the change in market price of TW Common, net of related deferred taxes. Upon the sale or other disposition of the TW Common, the Company is expected to record a gain equal to the amount realized on the sale or disposition less the original cost of the TW Preferred. As a result of the conversion, the Company will now record changes in the market price of the TW Common and the related changes in the market value of the ACES as a component of stockholders' equity and other comprehensive income.

(8)         CAPITAL STOCK

(a)         Common Stock.

            The Company has 700,000,000 authorized shares of common stock. At June 30, 1999, the Company had 296,904,308 shares of common stock issued (286,093,084 outstanding). At December 31, 1998, the Company had 296,271,063 shares of common stock issued (284,494,195 outstanding). Outstanding common shares exclude (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (10,719,489 and 11,674,063 at June 30, 1999 and December 31, 1998, respectively) and (ii) treasury shares (91,735 and 102,805 at June 30, 1999 and December 31, 1998, respectively), which are shares received by the Company in partial payment of exercised stock options.

            In June 1999, the Company registered the sale of up to 15,000,000 shares of its common stock. The shares may be sold in one or more public offerings.

            As of June 30, 1999, the Company had the authority to repurchase up to $89 million of its common stock under a repurchase program approved in 1996. Any repurchase depends on market conditions, might not be announced in advance and may be made in open market or privately negotiated transactions. For information on the Company's repurchases of its stock since June 30, 1999, see
Note 13.

(b)         Earnings Per Share.

            The following table presents the Company's basic and diluted earnings per share (EPS) calculation:

                                                                        THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                             JUNE 30,              JUNE 30,
                                                                       -------------------   -----------------------
                                                                        1999(1)     1998       1999(2)       1998
                                                                       --------   --------   ----------    ---------
                                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS Calculation:
   Income (loss) before preferred dividends ........................   $ 74,762   $ 41,582   $ (134,930)   $  11,564
   Preferred dividends .............................................         98         98          195          195
                                                                       ========   ========   ==========    =========
   Net income (loss) attributable to common stock ..................   $ 74,664   $ 41,484   $ (135,125)   $  11,369
                                                                       ========   ========   ==========    =========

   Weighted average shares outstanding .............................    285,474    284,015      285,222      283,773

Basic EPS:
   Income (loss) before preferred dividends ........................   $   0.26   $   0.15   $    (0.47)   $    0.04
   Preferred dividends .............................................       0.00       0.00         0.00         0.00
                                                                       ========   ========   ==========    =========
   Net income (loss) attributable to common stock ..................   $   0.26   $   0.15   $    (0.47)   $    0.04
                                                                       ========   ========   ==========    =========

Diluted EPS Calculation:
   Income before preferred dividends ...............................   $ 74,762   $ 41,582     (134,930)   $  11,564
       Interest on 6-1/4% convertible debentures ...................          9         14           18           29
                                                                       --------   --------   ----------    ---------
   Income before preferred dividends assuming dilution..............     74,771     41,596     (134,912)      11,593
   Preferred dividends .............................................         98         98          195          195
                                                                       ========   ========   ==========    =========
   Net income attributable to common stock .........................   $ 74,673   $ 41,498     (135,107)   $  11,398
                                                                       ========   ========   ==========    =========

   Weighted average shares outstanding .............................    285,474    284,015      285,222      283,773
        Stock options ..............................................        576        469                       358
        Restricted stock ...........................................        740        496                       496
        6-1/4% convertible debentures ..............................         27         44                        44
                                                                       --------   --------   ----------    ---------
   Weighted average shares assuming dilution .......................    286,817    285,024      285,222      284,671
                                                                       ========   ========   ==========    =========

Diluted EPS:
   Income (loss) before preferred dividends ........................   $   0.26   $   0.15   $    (0.47)   $    0.04
Preferred dividends ................................................       0.00       0.00         0.00         0.00
                                                                       ========   ========   ==========    =========
   Net income (loss) attributable to common stock ..................   $   0.26   $   0.15   $    (0.47)   $    0.04
                                                                       ========   ========   ==========    =========

----------------
(1) For the three months ended June 30, 1999, the computation of diluted EPS excludes purchase options for 23,334 shares of common stock that have exercise prices (ranging from $28.71 to

            $35.18 per share) greater than the $28.52 per share average market price for the period and would thus be anti-dilutive if exercised.

(2) Assumed conversions were not included in the computation of diluted earnings per share for the six months ended June 30, 1999 because additional shares outstanding would result in an anti-dilutive per share amount. The computation for the six months ended June 30, 1999 excludes 740,000 shares of restricted stock, 27,000 shares for assumed conversion of debentures and purchase options for 628,000 shares of common stock, which would be anti-dilutive if exercised.

(c)         Preferred Stock.

            At June 30, 1999 and December 31, 1998, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares of $4.00 Preferred Stock were outstanding. The Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

(d)         Preference Stock.

            At June 30, 1999 and December 31, 1998, the Company had 10,000,000 authorized shares of preference stock, of which 700,000 shares are classified as Series A Preference Stock, 27,000 shares are classified as Series B Preference Stock and 1,575 are classified as Series C Preference Stock. At June 30, 1999 and December 31, 1998, there were no shares of Series A Preference Stock issued and outstanding (such shares being issuable in accordance with the Company's Shareholder Rights Agreement upon the occurrence of certain events) and 17,000 shares of Series B Preference Stock issued and outstanding. At June 30, 1999, there were no shares of Series C Preference Stock issued and outstanding (due to a redemption of 1,575 shares in March 1999). The Series B Preference Stock is not deemed outstanding for financial reporting purposes, because the sole holder of such series is a wholly owned financing subsidiary of the Company.

(9) COMPANY/RESOURCES OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY/RESOURCES

(a)         Company.

            For information regarding $375 million of preferred securities issued by a statutory business trust formed by the Company, see Note 8(a) of the Company First Quarter 10-Q. For information regarding $250 million of preferred securities and $100 million of capital securities previously issued by statutory business trusts formed by the Company, see Note 9(a) of the Company 10-K Notes. The sole asset of each trust consists of junior subordinated debentures of the Company having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by such trust.

            The Company has a registration statement under which $125 million of trust preferred securities and related junior subordinated debt securities are available for issuance. The issuance of all securities registered by the Company and its affiliates is subject to market and other conditions.

(b)         Resources.

            For information regarding $177.8 million of convertible preferred securities previously issued by a statutory business trust formed by Resources, of which approximately $1 million was outstanding at June 30, 1999, see Note 5 of Resources 10-K Notes. The sole asset of the trust consists of junior subordinated debentures of Resources having an interest rate and maturity date corresponding to the preferred securities, and a principal amount corresponding to the common and preferred securities issued by the trust.

(10)        LONG-TERM DEBT AND SHORT-TERM FINANCING

(a)         Company.

(i)         Consolidated Debt.

            The Company's consolidated long-term and short-term debt outstanding is summarized in the following table:

                                                                     JUNE 30, 1999          DECEMBER 31, 1998
                                                                ----------------------    ---------------------
                                                                LONG-TERM      CURRENT    LONG-TERM     CURRENT
                                                                ---------      -------    ---------     -------
                                                                                (IN MILLIONS)
Short-Term Borrowings (1):
   Commercial Paper...........................................                $ 1,511                   $ 1,360
   Lines of Credit............................................                                              150
   Resources Receivables Facility.............................                    300                       300
   Notes Payable..............................................                      2                         3
                                                                 -------      -------      ------       -------
Total Short-Term Borrowings...................................                  1,813                     1,813
                                                                 -------      -------      ------       -------
Long-Term Debt - net:
   ACES ......................................................   $ 2,750                   $ 2,350
   Debentures (2)(3)..........................................     1,469                     1,482
   First Mortgage Bonds (2)...................................     1,427          420        1,866          170
   Pollution Control Bonds....................................       801                       581
   Resources Medium-Term Notes (3)............................       175                       178
   Notes Payable (3)..........................................       311          226          330          226
   Capital Leases.............................................        13            1           14            1
                                                                 -------      -------      ------       -------
Total Long-Term Debt..........................................     6,946          647        6,801          397
                                                                 -------      -------      ------       -------
   Total Long-Term and Short-Term Debt........................   $ 6,946      $ 2,460      $ 6,801      $ 2,210
                                                                 =======      =======      =======      =======

-------------
(1)         Includes amounts due within one year of the date noted.

(2) Includes unamortized discount related to debentures of approximately $0.4 million at June 30, 1999 and $1 million at December 31, 1998 and unamortized premium related to debentures of approximately $16.7 million at June 30, 1999 and $17.0 million at December 31, 1998. The unamortized discount related to first mortgage bonds was approximately $9.5 million at June 30, 1999 and $9.9 million at December 31, 1998.

(3) Includes unamortized premium related to fair value adjustments of approximately $17.2 million and $18.1 million for debentures at June 30, 1999 and December 31, 1998, respectively. The unamortized premium for Resources long-term notes was approximately $9.5 million and $12 million at June 30, 1999 and December 31, 1998, respectively. The unamortized premium for long-term and current notes payable was approximately $2.1 million and $0.5 million at June 30, 1999 and $3 million each at December 31, 1998, respectively.

            Consolidated maturities of long-term debt and sinking fund requirements for the Company (including Resources) are approximately $212 million for the remainder of 1999.

(ii)        Financing Developments.

            At June 30, 1999, a financing subsidiary of the Company had $1.464 billion in commercial paper borrowings supported by a $1.644 billion revolving credit facility. At June 30, 1999, the weighted average interest rate of these commercial paper borrowings was 5.26%. At June 30, 1999, the Company had $46.6 million in commercial paper borrowings supported by a $200 million revolving credit facility. The weighted average interest rate of these commercial paper borrowings was 6.10% at June 30, 1999. For additional information regarding the Company's and its subsidiaries' financings and repayments, see Note 8(c) and (d) of the Company 10-K Notes and Note 9(a) of the Company First Quarter 10-Q.

            In April 1999, the Gulf Coast Waste Disposal Authority (GCWDA) issued on behalf of the Company $19.2 million of revenue refunding bonds having an annual interest rate of 4.70%. The GCWDA bonds will mature in 2011, and proceeds from the issuance were used on June 1, 1999 to redeem all outstanding 7.0% GCWDA Series 1989A collateralized revenue refunding bonds ($19.2 million) at a redemption price of 102% of their aggregate principal amount.

            In April 1999, the Matagorda County Navigation District Number One
(MCND) issued on behalf of the Company $100 million of revenue refunding bonds having an annual interest rate of 5.25%. The MCND bonds will mature in 2026, and proceeds from the issuance were used on July 1, 1999 to redeem all outstanding 7.125% MCND Series 1989C collateralized revenue refunding bonds ($100 million) at a redemption price of 102% of their aggregate principal amount.

            In April 1999, the Brazos River Authority (BRA) issued on behalf of the Company $100 million of revenue refunding bonds having an annual interest rate of 5.375%. The BRA bonds will mature in 2019, and proceeds from the issuance were used on July 1, 1999 to redeem all outstanding 7.625% BRA Series 1989A collateralized revenue refunding bonds ($100 million) at a redemption price of 102% of their aggregate principal amount.

            For financial reporting purposes, both the MCND and BRA bonds issued in April 1999 and the MCND and BRA revenue refunding bonds redeemed in July 1999 were deemed to be outstanding at June 30, 1999.

(b)         Resources.

            As of June 30, 1999, Resources had outstanding $2.0 billion of long-term and short-term debt. Consolidated maturities of long-term debt and sinking fund requirements for Resources are approximately $200 million for the remainder of 1999.

            In the second quarter of 1999, Resources purchased $6 million of its 6% convertible subordinated debentures due 2012 at an average purchase price of 96.125% of the aggregate principal amount, plus accrued interest. Resources plans to use the purchased debentures to satisfy the March 2001 sinking fund requirement of the 6% convertible subordinated debentures. For more information regarding Resources' financing arrangements, lease commitments and letters of credit, see Notes 4 and 8(a) and (b) of the Resources 10-K Notes and Note 9(b) of the Company First Quarter 10-Q.

            For information regarding Resources' $300 million receivables facility, see Note 4(a) of the Resources 10-K Notes. At June 30, 1999, Resources had sold $300 million of receivables under the facility. The weighted average interest rate was 5.11%.

            For information regarding Resources' $350 million revolving credit facility, see Note 4(a) of the Resources 10-K Notes. At June 30, 1999, there were no commercial paper borrowings or loans outstanding under the facility and letters of credit issued under the facility aggregated $15.2 million.

(11)         ACQUISITIONS

            As previously disclosed in the Company First Quarter 10-Q, the Company and one of its subsidiaries have entered into an agreement to acquire an interest in N.V. Energieproduktiebedrijf UNA (UNA), a power generation company providing service in the Netherlands. Consummation of that transaction is awaiting certain government approvals in the Netherlands. It is anticipated that the transaction will close in the third or fourth quarter of 1999. The acquisition schedule contemplates an initial purchase of 40% of UNA's capital stock, with up to 52% to be acquired no later than December 31, 2002 and the remainder to be acquired no later than December 31, 2006. It is possible that some of the acquisition dates may be accelerated. The transaction is subject to usual and customary conditions, including the receipt of government approvals on terms and conditions acceptable to the Company. For further information see Note 11 of the Company First Quarter 10-Q.

(12)         REPORTABLE SEGMENTS

            In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, International and Corporate. Electric Operations provides electric utility generation, transmission, distribution and sales to customers. Natural Gas Distribution operations consist of natural gas utility sales to, and natural gas utility transportation for, residential, commercial and industrial customers. Interstate Pipelines operates two interstate natural gas pipelines. Wholesale Energy is engaged in the acquisition, development and operation of, and sale of capacity and energy from, domestic and certain international non-utility power generation facilities and in the wholesale energy trading and marketing and natural gas gathering businesses. International invests in foreign electric and gas utility operations, primarily in Latin America. Corporate includes a non-rate regulated retail service business, certain real estate holdings and corporate expenses.

            Financial data for the business segments are as follows (in thousands):

                               ELECTRIC    NATURAL GAS  INTERSTATE  WHOLESALE    INTER-               RECONCILING
                              OPERATIONS  DISTRIBUTION   PIPELINES    ENERGY    NATIONAL   CORPORATE  ELIMINATIONS   CONSOLIDATED
                              ----------  ------------  ----------  ---------   --------   ---------  ------------   ------------
For the Three Months Ended
June 30, 1999:

Revenues .................    $1,166,642   $  329,027   $  26,824  $1,905,758  $  43,631   $  185,946                $3,657,828
Intersegment revenues ....                        313      39,293      32,072                  16,793  $(88,471)
Operating income (loss) ..       284,920       (5,700)     27,206       8,616     15,197       (6,856)                  323,383

For the Three Months Ended
June 30, 1998:

Revenues .................     1,181,300      330,363      36,577     885,374    169,435      133,577                 2,736,626
Intersegment revenues ....                        303      39,940      28,648                  22,654   (91,545)
Operating income (loss) ..       293,753       (5,127)     32,849     (26,473)   151,031        9,776                   455,809

                                 ELECTRIC   NATURAL GAS   INTERSTATE  WHOLESALE    INTER-               RECONCILING
                                OPERATIONS  DISTRIBUTION  PIPELINES    ENERGY     NATIONAL  CORPORATE   ELIMINATIONS   CONSOLIDATED
                                ----------  ------------  ---------  -----------  --------  ---------   ------------   ------------
For the Six Months Ended
June 30, 1999:

Revenues....................... $2,016,548  $  1,006,854  $  53,305  $ 2,844,640  $ (7,853) $ 387,238                  $  6,300,732
Intersegment revenues..........                      601     78,917      101,293               35,935   $   (216,746)
Operating income (loss)........    429,400        92,490     55,099        9,794   (62,703)   (10,582)                      513,498

For the Six Months Ended
June 30, 1998

Revenues.......................  2,027,862     1,060,761     69,810    1,713,537   196,681    299,297                     5,367,948
Intersegment revenues..........                      624     77,688       91,859               45,943       (216,114)
Operating income (loss)........    436,364        97,615     64,922      (25,960)  162,011      3,749                       738,701


     Reconciliation of Operating Income to Net Income (Loss) (in thousands) is as follows:

                                                         THREE MONTHS ENDED            SIX MONTHS ENDED
                                                              JUNE 30,                      JUNE 30,
                                                       ----------------------       ----------------------
                                                          1999         1998            1999         1998
                                                       ---------    ---------       ---------    ---------
Operating income................................       $ 323,383    $ 455,809       $ 513,498    $ 738,701
Dividend income.................................          10,312       10,312          20,625       20,625
Interest expense................................         127,725      126,360         254,918      256,748
Unrealized loss on ACES.........................          68,628      254,458         399,939      443,778
Distribution on trust securities................          13,990        7,302          23,781       14,712
Income tax expense (benefit)....................          51,475       43,326          (5,068)      47,602
Other income....................................           2,787        6,809           4,322       14,883
                                                       ---------    ---------       ---------    ---------
Net income (loss) attributable to common
  shareholders..................................       $  74,664    $  41,484       $(135,125)   $  11,369
                                                       =========    =========       =========    =========

(13)      SUBSEQUENT EVENTS

           In July 1999, the MCND issued on behalf of the Company $70.3 million of revenue refunding bonds having an annual interest rate of 5.95%. The MCND bonds will mature in 2030 and proceeds from the issuance will be used on October 1, 1999 to redeem all outstanding 7.60% MCND Series 1989D collateralized pollution revenue bonds at a redemption price of 102% of their aggregate principal amount.

          During the period from July 7, 1999 through August 6, 1999, the Company purchased 1,041,500 shares of its common stock for $28.6 million at an average price of $27.47 per share. See Note 7 for more information.

          On July 6, 1999, the 11,000,000 shares of TW Preferred owned by the Company were converted into approximately 45.8 million shares of TW Common. See
Note 7 for more information.

          In July 1999, Resources repaid at maturity $200 million of its 8.875% Notes.

(14)      COMPANY/RESOURCES INTERIM PERIOD RESULTS; RECLASSIFICATIONS

          The Company's and Resources' Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations and Resources' Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things,

(i) seasonal variations in energy consumption, (ii) timing of maintenance and other expenditures and (iii) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's and Resources' presentation of financial statements in the current year. These reclassifications do not affect their respective earnings.


                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

          The following should be read in combination with the unaudited consolidated financial statements and notes thereto.

          Reliant Energy, Incorporated (Company), together with various divisions and subsidiaries, including Reliant Energy Resources Corp. (Resources), is a diversified international energy services company. The Company reports its financial information in six segments. The Company's Electric Operations segment operates the nation's tenth largest utility in terms of kilowatt-hour (KWH) sales. The Natural Gas Distribution segment includes the gas utility operations of Resources and is the third largest such operation in the U.S. in terms of number of customers served. The Interstate Pipelines segment operates two interstate natural gas pipelines. The Wholesale Energy segment is engaged in the acquisition, development and operation of, and sale of capacity, energy and ancillary services from, domestic and certain international non-utility power generation facilities, and in the wholesale energy trading and marketing and natural gas gathering businesses. The International segment invests in foreign electric and gas utility operations, primarily in Latin America. The Corporate segment includes a non-rate regulated retail service business, certain real estate holdings and corporate expenses.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                         THREE MONTHS ENDED                   SIX MONTHS ENDED
                                               JUNE 30,         PERCENT            JUNE 30,         PERCENT
                                          1999          1998    CHANGE        1999         1998     CHANGE
                                        -------      -------    -------     -------      -------    -------
                                        (IN MILLIONS, EXCEPT                (IN MILLIONS, EXCEPT
                                          PER SHARE DATA)                     PER SHARE DATA)
Revenues..............................  $ 3,658      $ 2,737      34%       $ 6,301      $ 5,368      17%
Operating Expenses....................    3,335        2,281      46%         5,788        4,629      25%
Operating Income......................      323          456     (29%)          513          739     (31%)
Other Expenses(1).....................       57          238     (76%)          377          410      (8%)
Interest and Other Charges............      140          133       5%           276          270       2%
Income Tax Expense (Benefit)..........       51           44      16%            (5)          48      --
                                        -------      -------                -------      -------
Net Income (Loss)(1)..................  $    75      $    41      83%       $  (135)     $    11      --
                                        =======      =======                =======      =======
Basic and Diluted Income (Loss) Per
  Share(1)............................  $   .26      $   .15      73%       $  (.47)     $   .04      --

---------------
(1) Other Expenses and Net Income (Loss) reflect the effect of a $69 million and $400 million non-cash, unrealized pre-tax accounting loss recorded in the three and six months ended June 30, 1999 compared to a $254 million and $444 million pre-tax loss in the same periods in 1998 relating to the Company's 7% Automatic Common Exchange Securities (ACES). See Note 7 to the Company's Interim Financial Statements.

          Second Quarter of 1999 Compared to Second Quarter of 1998. The Company reported consolidated net income of $75 million ($0.26 per share) for the second quarter of 1999 compared to consolidated net income of $41 million ($0.15 per share) for the second quarter of 1998. The 1999 results reflect a $44 million after-tax, non-cash, unrealized accounting loss on the ACES and a $4 million after-tax, non-cash loss due to the devaluation of the Brazilian real. The 1998 results reflect a $165 million, after-tax, non-cash unrealized accounting loss on the ACES.

          After adjusting for the charges described above, the Company would have had consolidated net income of $123 million ($0.43 per share) in the second quarter of 1999 and $206 million ($0.73 per share) in the second quarter of 1998. The decrease was primarily due to an $80 million, or $0.28 per share, gain on the sale of the Company's indirect interest in an electric distribution system in Argentina in the second quarter of 1998. Also contributing to the decrease was a settlement relating to gas purchase contracts that resulted in the recognition of approximately $6 million of revenues at Interstate Pipelines in the second quarter of 1998.

          First Six Months of 1999 Compared to First Six Months of 1998. The Company reported a consolidated net loss of $135 million ($0.47 per share) for the first six months of 1999 compared to consolidated net income of $11 million ($0.04 per share) for the same period of 1998. The 1999 results reflect a $260 million after-tax, non-cash, unrealized accounting loss on the ACES and a $95 million after-tax, non-cash loss due to the devaluation of the Brazilian real. The 1998 results reflect a $288 million after-tax, non-cash unrealized accounting loss on the ACES.

          After adjusting for the charges described above, the Company would have had consolidated net income of $220 million ($0.77 per share) for the first six months of 1999 and $299 million ($1.05 per share) for the first six months of 1998. The $79 million decrease was primarily due to the same factors mentioned above for the quarterly period.

          The Company's income tax benefit for the first six months of 1999 was $5 million. In addition, an income tax benefit is reflected in International's revenues relating to the Company's after-tax interest in the operations of its foreign affiliates accounted for under the equity method.

          The table below shows operating income (loss) by segment:

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                 JUNE 30,                     JUNE 30,
                                                           ------------------            ------------------
                                                            1999         1998             1999        1998
                                                           ------      ------            ------      ------
                                                                            (IN MILLIONS)
Electric Operations..................................      $  285      $  294            $  429      $  436
Natural Gas Distribution.............................          (6)         (5)               92          98
Interstate Pipelines.................................          27          33                55          65
Wholesale Energy.....................................           9         (26)               10         (26)
International........................................          15         151               (63)        162
Corporate............................................          (7)          9               (10)          4
                                                           ------      ------            ------      ------
   Total Consolidated................................      $  323      $  456            $  513      $  739
                                                           ======      ======            ======      ======

ELECTRIC OPERATIONS

          Electric Operations are conducted under the name "Reliant Energy HL&P," an unincorporated division of the Company. Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.6 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston (the nation's fourth largest city).

                                                       THREE MONTHS ENDED JUNE 30,
                                                     ------------------------------          PERCENT
                                                         1999              1998              CHANGE
                                                     -----------        -----------        -----------
                                                              (IN MILLIONS)
Operating Revenues:
  Base Revenues (1) .........................        $       787        $       802               (2%)
  Reconcilable Fuel Revenues (2) ............                379                379                --
                                                     -----------        -----------
        Total Operating Revenues ............              1,166              1,181               (1%)
                                                     ===========        ===========
Operating Expenses:
  Fuel and Purchased Power ..................                394                395                --
  Operation and Maintenance .................                217                214                1%
  Depreciation and Amortization .............                172                185               (7%)
  Other Operating Expenses ..................                 98                 93                5%
                                                     -----------        -----------
       Total Operating Expenses .............                881                887               (1%)
                                                     -----------        -----------
Operating Income ............................        $       285        $       294               (3%)
                                                     ===========        ===========

Electric Sales (MWH):
  Residential ...............................          4,727,387          4,475,019                6%
   Commercial ...............................          4,036,304          3,897,340                4%
   Industrial - Firm ........................          6,678,597          6,773,768               (1%)
   Municipal & Public Utilities .............             91,100             76,521               19%
                                                     ===========        ===========
        Total Firm Billed Sales .............         15,533,388         15,222,648                2%
                                                     ===========        ===========
Average Cost of Reconcilable Fuel
   (Cents/MMBtu) ............................              181.8              176.8                3%


                                                         SIX MONTHS ENDED JUNE 30,
                                                     ------------------------------             PERCENT
                                                        1999               1998                 CHANGE
                                                     -----------        -----------          -----------
                                                             (IN MILLIONS)
Operating Revenues:
  Base Revenues (1) .........................        $     1,356        $     1,357                --
  Reconcilable Fuel Revenues (2) ............                661                671               (1%)
                                                     -----------        -----------
      Total Operating Revenues ..............              2,017              2,028               (1%)
                                                     ===========        ===========
Operating Expenses:
  Fuel and Purchased Power ..................                688                700               (2%)
  Operation and Maintenance .................                407                408
  Depreciation and Amortization .............                308                315               (2%)
  Other Operating Expenses ..................                185                169                9%
                                                     -----------        -----------
      Total Operating Expenses ..............              1,588              1,592                --
                                                     -----------        -----------
Operating Income ............................        $       429        $       436               (2%)
                                                     ===========        ===========
Electric Sales (MWH):
  Residential ...............................          8,553,151          8,072,040                6%
  Commercial ................................          7,652,980          7,321,690                5%
  Industrial - Firm .........................         12,846,497         13,141,747               (2%)
  Municipal & Public Utilities ..............            166,395            157,909                5%
                                                     ===========        ===========
      Total Firm Billed Sales ...............         29,219,023         28,693,386                2%
                                                     ===========        ===========
Average Cost of Reconcilable Fuel
  (Cents/MMBtu) .............................              169.1              179.2               (6%)


-------------------

(1) Includes miscellaneous revenues (including transmission revenues) and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharge, net of over/under recovery.

         Electric Operations earnings are capped at an overall rate of return formula on a calendar year basis as part of the Transition Plan. As a result, any earnings over the maximum allowed return on invested capital will be used as additional depreciation of generation assets, mitigating potential stranded costs. For information on the Transition Plan, see Note 3(b) of the Company 10-K Notes.

         Electric Operations operating income for the second quarter and first half of 1999 decreased $9 million and $7 million, respectively, compared to the corresponding 1998 periods. For both periods of 1999, higher base rate credits, as required under the Transition Plan, and milder weather combined to reduce operating revenues. Strong customer growth partially offset these effects.

         The Company recorded additional depreciation of $58 million and $80 million on generation assets for the first half of 1999 and 1998, respectively. The Company recorded additional depreciation on generation assets of $45 million and $68 million for the second quarter of 1999 and 1998, respectively.

         Fuel and purchased power expenses for the second quarter of 1999 decreased slightly compared to the 1998 period. For the first half of 1999, such expenses decreased $12 million compared to the 1998 period as a result of lower cost per unit for purchased power ($0.0228 per KWH in the 1999 period compared to $0.0241 per KWH in the 1998 period) and lower reconcilable cost of natural gas ($2.16 per MMBtu in the 1999 period and $2.31 per MMBtu in the 1998 period), offset somewhat by higher reconcilable cost per unit of lignite ($1.23 per MMBtu in the 1999 period compared to $1.10 per MMBtu in the 1998 period).

          Other operating expenses increased for the second quarter and first half of 1999 largely due to higher state franchise and gross receipts taxes.

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


                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------        PERCENT
                                                       1999             1998            CHANGE
                                                     --------         --------         --------
                                                           (IN MILLIONS)
Operating Revenues:
  Base Revenues .............................        $    155         $    154                1%
  Recovered Gas Revenues ....................             174              177               (2%)
                                                     --------         --------
    Total Operating Revenues ................             329              331               (1%)
                                                     --------         --------
Operating Expenses:
  Natural Gas ...............................             172              174               (1%)
  Operation and Maintenance .................             109              107                2%
  Depreciation and Amortization .............              32               32               --
  Other Operating Expenses ..................              22               23               (4%)
                                                     --------         --------
    Total Operating Expenses ................             335              336               --
                                                     --------         --------
Operating Loss ..............................        $     (6)        $     (5)             (20%)
                                                     --------         --------

Throughput Data (in Bcf):
  Residential and Commercial Sales ..........              43               43               --
  Industrial Sales ..........................              13               13               --
  Transportation ............................              10               10               --
                                                     --------         --------
    Total Throughput ........................              66               66               --
                                                     ========         ========

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------      PERCENT
                                                              1999               1998       CHANGE
                                                             ------             ------      -------
                                                                   (IN MILLIONS)
Operating Revenues:
  Base Revenues.....................................         $  422             $  429           (2%)
  Recovered Gas Cost Revenues.......................            585                632           (7%)
                                                             ------             ------
    Total Operating Revenues........................          1,007              1,061           (5%)
                                                             ------             ------
Operating Expenses:
  Natural Gas.......................................            586                632           (7%)
  Operation and Maintenance.........................            217                218           --
  Depreciation and Amortization.....................             65                 63            3%
  Other Operating Expenses..........................             47                 50           (6%)
                                                             ------             ------
    Total Operating Expenses........................            915                963           (5%)
                                                             ------             ------
Operating Income....................................         $   92             $   98           (6%)
                                                             ======             ======

Throughput Data (in Bcf):
  Residential and Commercial Sales..................            167                169           (1%)
  Industrial Sales..................................             27                 29           (7%)
  Transportation....................................             23                 22            5%
                                                             ------             ------
    Total Throughput................................            217                220           (1%)
                                                             ======             ======

          Natural Gas Distribution operating income for the first half of 1999 decreased $6 million compared to the 1998 period primarily due to a change in the regulatory methodology of calculating the price of gas charged to customers in Louisiana at Reliant Energy Arkla. The decreases in recovered gas cost revenues and purchased gas costs reflect a lower average cost of gas.


INTERSTATE PIPELINES

          The Interstate Pipelines segment provides interstate gas transportation and related services to customers. These operations are conducted by Reliant Energy Gas Transmission Company and Mississippi River Transmission Corporation, two wholly owned subsidiaries of Resources.

                                                             THREE MONTHS ENDED JUNE 30,
                                                             ---------------------------     PERCENT
                                                              1999                1998       CHANGE
                                                             ------              ------      -------
                                                                   (IN MILLIONS)
Operating Revenues..................................         $   66              $   77          (14%)
Operating Expenses:
  Natural Gas.......................................              4                   8          (50%)
  Operation and Maintenance.........................             19                  22          (14%)
  Depreciation and Amortization.....................             12                  10           20%
  Other Operating Expenses..........................              4                   4           --
                                                             ------              ------
    Total Operating Expenses........................             39                  44          (11%)
                                                             ------              ------
Operating Income....................................         $   27              $   33          (18%)
                                                             ======              ======

Throughput Data (in MMBtu):
  Natural Gas Sales.................................              4                   4           --
  Transportation....................................            204                 187            9%
    Elimination(1)..................................             (4)                 (4)          --
                                                             ------              ------
Total Throughput....................................            204                 187            9%
                                                             ======              ======

                                                             SIX MONTHS ENDED JUNE 30,
                                                             -------------------------      PERCENT
                                                              1999               1998       CHANGE
                                                             ------             ------      -------
                                                                   (IN MILLIONS)
Operating Revenues..................................         $  132             $  148          (11%)
Operating Expenses:
  Natural Gas.......................................              9                 16          (44%)
  Operation and Maintenance.........................             36                 40          (10%)
  Depreciation and Amortization.....................             24                 19           26%
  Other Operating Expenses..........................              8                  8           --
                                                             ------             ------
    Total Operating Expenses........................             77                 83           (7%)
                                                             ------             ------
Operating Income....................................         $   55             $   65          (15%)
                                                             ======             ======
Throughput Data (in MMBtu):
  Natural Gas Sales.................................              7                  8          (13%)
  Transportation....................................            435                424            3%
    Elimination(1)..................................             (7)                (7)          --
                                                             ------             ------
Total Throughput....................................            435                425            2%
                                                             ======             ======

---------------
(1)  Elimination of volumes both transported and sold.

          Interstate Pipelines operating income decreased by $6 million and $10 million in the second quarter and first half of 1999 compared to the same periods in 1998. The decreases are primarily due to the settlement of a dispute related to certain gas purchase contracts that resulted in $6 million of revenues in the second quarter of 1998 and a rate settlement, reflected in the first quarter of 1998 as a $5 million reduction of depreciation rates retroactive to July 1996.

          Second quarter operating revenues, net of natural gas purchased cost, decreased $7 million from 1998 primarily due to the gas purchase contract settlement discussed above. Expenses, other than natural gas purchased, decreased $1 million due to continued cost control initiatives.

          Operating revenues, net of natural gas purchased cost, for the first half of 1999 decreased $9 million primarily due to the recognition of $6 million in revenues from the settlement in the second quarter of 1998 as discussed above and lower transportation revenues. Lower transportation revenues are primarily attributable to less weather-related demand and lower spot market transportation differentials.

WHOLESALE ENERGY

          Wholesale Energy includes the acquisition, development and operation of, and international sales of capacity, energy and ancillary services from, domestic and certain international non-utility power generation facilities; wholesale energy trading and marketing; and natural gas gathering activities. This segment includes operations of subsidiaries owned by the Company and Resources.

                                         THREE MONTHS ENDED JUNE 30,
                                         ---------------------------     PERCENT
                                             1999           1998          CHANGE
                                         ----------     ------------     --------
                                               (IN MILLIONS)

Operating Revenues ...................     $  1,938     $    914           112%
                                           --------     --------
Operating Expenses:
  Natural Gas ........................        1,023          501           104%
  Purchased Power ....................          834          396           111%
  Operation and Maintenance ..........           64           38            68%
Depreciation and Amortization ........            6            4            50%
  Other Operating Expenses ...........            2            1           100%
                                           --------     --------
    Total Operating Expenses .........        1,929          940           105%
                                           --------     --------
Operating Income (Loss) ..............     $      9     $    (26)          135%
                                           ========     ========
Operations Data:
Natural Gas (in Bcf):
  Sales ..............................          528          242           118%
  Gathering ..........................           67           57            18%
                                           --------     --------
    Total ............................          595          299            99%
                                           ========     ========
Electricity (in thousand MWH):
  Wholesale Power Sales ..............       23,500       16,348            44%
                                           ========     ========

                                          SIX MONTHS ENDED JUNE 30,
                                         ---------------------------     PERCENT
                                             1999           1998          CHANGE
                                         ----------     ------------     --------
                                               (IN MILLIONS)
Operating Revenues ...................     $  2,946     $  1,805            63%
Operating Expenses:
  Natural Gas ........................        1,729        1,066            62%
  Purchased Power ....................        1,075          697            54%
  Operation and Maintenance ..........          116           60            93%
  Depreciation and Amortization ......           12            6           100%
  Other Operating Expenses ...........            4            2           100%
                                           --------     --------
    Total Operating Expenses .........        2,936        1,831            60%
                                           --------     --------
Operating Income (Loss) ..............     $     10     $    (26)          138%
                                           ========     ========
Operations Data:
Natural Gas (in Bcf):
  Sales ..............................          885          506            75%
  Gathering ..........................          128          115            11%
                                           --------     --------
    Total ............................        1,013          621            63%
                                           ========     ========
Electricity (in thousand MWH):
  Wholesale Power Sales ..............       33,768       30,118            12%
                                           ========     ========

         Wholesale Energy operating income for the second quarter and first half of 1999 increased by $35 million and $36 million, respectively, over the 1998 periods primarily due to higher operating income from trading and marketing activities, partially offset by increased operating and maintenance expenses of the California power plants, most of which were purchased and began operations during the second quarter of 1998. The operations of the California plants are seasonal with the plants running primarily in the third quarter of the year. Improved results from trading were due to improved margins and volumes on the sale of natural gas and electricity, net of higher operating expenses due to staffing increases.

         Wholesale Energy operating revenues increased $1.02 billion and $1.14 billion in the second quarter and first half of 1999, respectively, primarily due to an increase in gas and power marketing sales volumes partially offset by a decrease in the average sales price of gas.

         Wholesale Energy purchased natural gas costs increased $522 million and $663 million in the second quarter and first half of 1999, respectively, due to an increase in gas sales volume partially offset by a decrease in the average sales price of gas. Wholesale Energy purchased power expense increased $438 million and $378 million in the second quarter and first half of 1999, respectively, primarily due to increased power sales volume.

         Operation and maintenance expense for Wholesale Energy increased $26 million and $56 million in the second quarter and first half of 1999, respectively, primarily due to operating expenses of the California plants and staffing increases.

         Depreciation and amortization expense for Wholesale Energy increased $6 million for the first half of 1999 largely due to the depreciation of the California plants.

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

INTERNATIONAL

         The International segment includes Reliant Energy International, Inc. (a wholly owned subsidiary of the Company) and the international operations of Resources. Substantially all of International's operations are in Latin America.

                                         THREE MONTHS ENDED JUNE 30,
                                         ---------------------------        PERCENT
                                              1999        1998              CHANGE
                                              ----        ----              -------
                                               (IN MILLIONS)
Operating Revenues ...................        $ 44        $169               (74%)
Operating Expenses:
  Fuel ...............................          13           5               160%
  Operation and Maintenance ..........          14          12                17%
  Depreciation and Amortization ......           2           1               100%
                                              ----        ----
    Total Operating Expenses .........          29          18                61%
                                              ----        ----
Operating Income .....................        $ 15        $151               (90%)
                                              ====        ====

                                          SIX MONTHS ENDED JUNE 30,
                                          -------------------------       PERCENT
                                              1999         1998            CHANGE
                                              ----         ----           -------
                                               (IN MILLIONS)
Operating Revenues ...................        $ (8)        $197            (104%)
Operating Expenses:
  Fuel ...............................          25           10             150%
  Operation and Maintenance ..........          28           23              22%
  Depreciation and Amortization ......           2            2              --
                                              ----         ----
    Total Operating Expenses .........          55           35              57%
                                              ----         ----
Operating Income (Loss) ..............        $(63)        $162            (139%)
                                              ====         ====


         International had operating income of $15 million in the second quarter of 1999 and operating loss of $63 million in the first half of 1999 compared to operating income of $151 and $162 million in the same periods of 1998, respectively. Results for the second quarter and first half of 1999 reflect a $4 million and $95 million, respectively, after-tax, non-cash charge relating to the Company's share of foreign exchange losses incurred by its Brazilian affiliates, Light and Metropolitana, with respect to their non-local currency denominated borrowings. Such devaluation losses stem from the Brazilian government's January 1999 decision to allow the Brazilian real to float against other foreign currencies. Excluding the devaluation loss, operating income for the second quarter and first half of 1999 would have been $19 million and $32 million, respectively. The decrease in 1999 compared to 1998 operating income was primarily due to a $138 million pre-tax gain on the sale of International's 63 percent interest in an Argentine electric distribution company in 1998, partially offset by increased earnings in 1999 from equity investments made in 1998. For more information regarding risks of the Company's international operations, see "Certain Factors Affecting Future Earnings- Risks of International Operations" below.

         Fuel expenses and operation and maintenance expenses were higher in the 1999 periods compared to the 1998 periods primarily due to completion of a 160-megawatt cogeneration facility in Argentina, which commenced operation in November 1998.

CORPORATE

         In the second quarter of 1999, Corporate had an operating loss of $7 million compared to income of $9 million in 1998. Operating loss for the first half of 1999 was $10 million compared to operating income for $4 million for the 1998 period. The decline in the 1999 periods compared to the 1998 periods is primarily due to increased information system and business development expenses and increased expenses associated with certain compensation plans.

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

ACCOUNTING TREATMENT OF ACES

         The Company accounts for its investment in Time Warner under the cost method. As a result of the Company's issuance of the ACES, prior to the conversion of the TW Preferred into TW Common in

July 1999, a portion of the increase in the market value above $27.7922 per share of TW Common resulted in unrealized accounting losses to the Company. Excluding the unrealized, non-cash accounting loss for ACES, the Company's retained earnings and total common stock equity would have been $2.2 billion and $5.1 billion, respectively, at June 30, 1999. For additional information regarding the accounting treatment of the ACES and the Time Warner investment, see Note 7 to the Company's Interim Financial Statements.

TEXAS ELECTRIC CHOICE PLAN

         In June 1999, Texas adopted the Texas Electric Choice Plan that substantially amends the regulatory structure governing electric utilities in order to allow retail competition beginning on January 1, 2002. In preparation for that competition, the Company will make significant changes in the electric utility operations it conducts through Reliant Energy HL&P. For additional information regarding the Legislation, see Note 2 to the Company's Interim Financial Statements.

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

         All of the Company's and its subsidiaries' business units have completed a Year 2000 Project analysis of critical systems and equipment that control the production and delivery of energy, as well as corporate, departmental and personnel systems and equipment. Remediation and testing of all systems and equipment that could affect the production and delivery of energy (Priority 1 items) were completed during the second quarter of 1999. The Company also completed Year 2000 contingency planning during the second quarter of 1999. It is anticipated that work will be completed by September 30, 1999 with respect to Priority 2 items, and by December 1, 1999 with respect to Priority 3 items. The following table illustrates the Company's completion percentages for the Year 2000 activities as of July 31, 1999:

                                                           PRIORITY 1            PRIORITY 2            PRIORITY 3
                                                           ----------            ----------            ----------
Assessment..............................................      100%                   99%                  98%
Conversion..............................................      100%                   95%                  97%
Testing.................................................      100%                   92%                  95%
Implementation..........................................      100%                   85%                  93%


         Total direct costs of resolving the Year 2000 issue with respect to the Company and its subsidiaries are expected to be between $35 and $40 million and include approximately $23 million spent through June 30, 1999.

         The Company is in the process of implementing SAP America, Inc.'s (SAP) proprietary R/3 enterprise software. Although it is anticipated that the implementation of the SAP system will have the incidental effect of negating the need to modify many of the Company's computer systems to accommodate the Year 2000 problem, the Company does not deem the costs of the SAP system as directly related to its Year 2000 compliance program. Portions of the SAP system were implemented in December 1998 and March 1999, and it is expected that the final portion of the SAP system will be fully implemented by August 2000. The cost of implementing the SAP system is currently estimated to be approximately $226 million, inclusive of internal costs. As of June 30, 1999, $153 million has been spent on the implementation.

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

         As a result of the devaluation of the Brazilian real, and the resulting increased operating costs and inflation, Light and Metropolitana received tariff rate increases of 16% and 21%, respectively, which were phased in over June and July 1999. Light also anticipates another rate increase in November 1999, for its annual rate adjustment. The Company is pursuing additional tariff increases to mitigate the impact of the devaluation; however, there can be no assurance that such adjustments will be timely or that they will permit substantial recovery of impact of the devaluation.

         For more information on the risks of international operations, see "Qualitative and Quantitative Disclosures About Market Risk of the Company" herein, Note 3 to the Company's Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Risks of International Operations" in the Company Form 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

         For the first half of 1999, the Company's net cash provided by operating activities decreased $258 million over the same period in 1998 due in part to a $141 million tax refund received in the 1998 period and changes in working capital.

         Net cash used in financing activities for the first half of 1999 reflected a $65 million outflow compared to a $324 million outflow for the same period of 1998. The cash outflow in 1999 included the payment of common stock dividends, the restricted deposit for bond redemptions and the extinguishment of long-term debt, partially offset by proceeds from the issuance of trust preferred securities and the issuance of pollution control revenue refunding bonds.

         The following tables provide information about the Company's and Resources' unused sources of capital at June 30, 1999 and financing transactions that occurred in the second quarter of 1999:

                   UNUSED SOURCES OF CAPITAL AT JUNE 30, 1999

                    SOURCE                                              AVAILABILITY
                    ------                                              ------------
                                                                        (IN MILLIONS)
COMPANY:
$200 million revolving credit facility (1).........................      $    153
Shelf registration statements (2)..................................           230 preferred stock
                                                                              580 debt securities
                                                                              125 trust preferred securities and
                                                                                  related junior subordinated debt
                                                                                  securities
                                                                              414 common stock(3)
FINANCECO LP:
$1.6 billion revolving credit facility (4).........................           180

RESOURCES:(5)
$350 million revolving credit facility (6).........................           335

----------------
(1)     Supports up to $200 million of commercial paper borrowings.

(2) Issuance of securities under the shelf registration statements is subject to market and other conditions.

(3) Amount is based on the closing price of the common stock as of June 30, 1999. The registration statement covers the sale of 15 million shares.

(4)     Supports up to $1.6 billion of commercial paper borrowings.

(5) Resources also has a $300 million receivables facility that was fully utilized at June 30, 1999. The Company expects to amend this facility in the third quarter of 1999 to add an additional $50 million capacity.

(6) Supports commercial paper borrowings and has a $65 million subfacility, which may be used for letters of credit. At June 30, 1999, there were outstanding letters of credit totaling $15.2 million.

                 SECOND QUARTER 1999 REPAYMENTS AND REPURCHASES

TYPE OF DEBT                                                               AMOUNT
------------                                                               ------
                                                                        (IN MILLIONS)
COMPANY:
7% First Mortgage Bonds, pollution control series, due 2008............   $  19.2

RESOURCES:
6.0% Convertible subordinated debentures due 2012 (1)..................       6.0

-----------------
(1) The average purchase price was 96.125%. These debentures will be used to fully fund the sinking fund for the 6% convertible subordinated debentures in March 2001.

         During the period from July 7, 1999 through August 6, 1999, the Company purchased 1,041,500 shares of its common stock for $28.6 million. As of August 6, 1999, the Company was authorized to purchase an additional $60 million of its common stock.

         In July 1999, Resources repaid $200 million of its 8.875% notes at maturity with proceeds from cash generated by operations and newly issued commercial paper.

                    SECOND QUARTER 1999 REFUNDING ISSUANCES

                                                       AMOUNT                     INTEREST RATE      MATURITY DATE
                                                       ------                     -------------      -------------
                                                    (IN MILLIONS)
Brazos River Authority (BRA)............... $100 revenue refunding bonds             5.375%(1)            2019
Matagorda County Navigation
  District Number One (MCND)............... $100 revenue refunding bonds              5.25%(2)            2026
Gulf Coast Waste Disposal
   Authority (GCWDA)....................... $19.2 revenue refunding bonds             4.70%(3)            2011

--------------
(1) On behalf of the Company. Proceeds from the sale were used July 1, 1999 to redeem $100 million 7.625% BRA Series 1989A collateralized revenue refunding bonds at a price of 102%.

(2) On behalf of the Company. Proceeds from the sale were used July 1, 1999 to redeem $100 million 7.125% MCND Series 1989C collateralized revenue refunding bonds at a price of 102%.

(3) On behalf of the Company. Proceeds from the sale were used June 1, 1999 to redeem $19.2 million 7% GCWDA Series 1989A collateralized revenue refunding bonds at a price of 102%.

         In July 1999, the Company completed the following refunding issuance:


                                                       AMOUNT                     INTEREST RATE      MATURITY DATE
                                                       ------                     -------------      -------------
                                                    (IN MILLIONS)
MCND (1)                                    $70.315 revenue refunding bonds          5.95%(1)             2030

--------------
(1) On behalf of the Company. Proceeds will be used on October 1, 1999 to redeem $70.315 million 7.60% MCND Series 1989D collateralized pollution control revenue bonds at a price of 102%.

         As of June 30, 1999, Light and Metropolitana had $2.8 billion in non-local currency denominated borrowings. In April 1999, approximately $1.2 billion was refinanced with U.S. Dollar denominated loans, which expire within one year to 14 months, and $300 million was funded through a 60-day local currency loan. The short-term loan was guaranteed by a subsidiary of the Company, Light and certain other shareholders of Light and was repaid through capital contributions in the second quarter of 1999. The Company's portion of the capital contributions was $28.8 million. Certain shareholders elected not to contribute their share of the required capital contributions which increased the Company's capital contribution to $28.8 million from $28.1 million and increased the Company's ownership in Light to 11.8% from 11.69%. For the same reason, Light, through its capital contributions, increased its ownership interest in Metropolitana to 77.5% from 74.88%, which in turn increased the Company's indirect ownership interest in Metropolitana to 9.1% from 8.75%.

         Due to a number of circumstances, the Company now expects that 1999 operating cash flow for certain of its Colombian operations will not meet working capital and capital expenditure needs. Consequently, a short-term loan arrangement was entered into by the Colombian operating companies. It is currently anticipated that an equity contribution will be made by a subsidiary of the Company and its partner in this venture. The Company's 50% share is approximately $30 million in September 1999, with an additional infusion of $15 million in November 1999. This equity injection will be used in large part to repay the loan.

         The Company has a "money fund" through which it and its subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and borrowing or investing is based on the net cash position. The money fund's net funding requirements are generally met with commercial paper issued by a financing subsidiary. At June 30, 1999, Resources had $159.4 million in investments in this fund.

         The Company believes that its current level of cash and borrowing capability along with future cash flows from operations is sufficient to meet the needs of its existing businesses. However, to achieve its objectives, the Company may, when necessary, supplement its available cash resources by seeking funds in the equity or debt markets.

                              NEW ACCOUNTING ISSUES

         In 2001, the Company and Resources expect to adopt SFAS No. 133, "Accounting For Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company and Resources are in the process of determining the effect of adoption of SFAS No. 133 on their consolidated financial statements.

                          QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK OF THE COMPANY

         The Company and its subsidiaries have financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices, foreign currency exchange rate risk and energy commodity prices, see
Item 7A of the Company's Form 10-K. These risks have not materially changed from the market risks disclosed in the Company's Form 10-K. As described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company," in the first half of 1999, the Company reported a $95 million charge to net income and a $43 million charge to other comprehensive income, due to the devaluation of the Brazilian real. The charge to net income reflects increases in the liabilities at Light and Metropolitana for their non-local currency denominated borrowings using the exchange rate in effect at June 30, 1999 and a monthly weighted average exchange rate for the first six months of 1999. The charge to other comprehensive income reflects the translation effect on the local currency denominated net assets underlying the Company's investment in Light. As of June 30, 1999, the Brazilian real exchange rate was 1.7695 per U.S. dollar. An increase of 10% from the June 30, 1999 exchange rate would result in the Company recording an additional charge of $17 million and $15 million to net income and other comprehensive income, respectively.

         In the second quarter and first six months of 1999, the Company recorded an additional $44 million and $260 million unrealized loss (net of tax) related to the ACES. For further discussion of this loss, see Note 7 to the Company's Interim Financial Statements. The Company believes that this additional unrealized loss for the ACES is more than economically hedged by the unrecorded unrealized gain relating to the increase in the fair value of the TW Common underlying the investment in TW Preferred since the date of its acquisition. The Company converted its TW Preferred into TW Common in July 1999.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                                JUNE 30,                          JUNE 30,
                                                      ----------------------------      ----------------------------
                                                         1999             1998             1999             1998
                                                      -----------      -----------      -----------      -----------
REVENUES ........................................     $ 2,430,890      $ 1,380,470      $ 4,258,954      $ 3,135,011
                                                      -----------      -----------      -----------      -----------

EXPENSES:
  Natural gas and purchased power - net .........       2,149,755        1,140,518        3,593,438        2,521,554
  Operation and maintenance .....................         160,453          149,686          314,367          301,295
  Depreciation and amortization .................          48,096           46,335           98,114           91,065
  Taxes other than income taxes .................          27,637           28,197           57,909           61,869
                                                      -----------      -----------      -----------      -----------
                                                        2,385,941        1,364,736        4,063,828        2,975,783
                                                      -----------      -----------      -----------      -----------

OPERATING INCOME ................................          44,949           15,734          195,126          159,228
                                                      -----------      -----------      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense ..............................         (30,191)         (25,479)         (59,853)         (52,379)
  Dividend requirement on preferred securities
    subsidiary trust.............................             (98)            (159)            (197)            (427)
  Other - net....................................           3,727            1,980            6,758            4,536
                                                      -----------      -----------      -----------      -----------
                                                          (26,562)         (23,658)         (53,292)         (48,270)
                                                      -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES ...............          18,387           (7,924)         141,834          110,958

INCOME TAX EXPENSE (BENEFIT) ....................          12,431           (3,051)          64,905           54,003
                                                      -----------      -----------      -----------      -----------

NET INCOME (LOSS) ...............................     $     5,956      $    (4,873)     $    76,929      $    56,955
                                                      ===========      ===========      ===========      ===========


           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  1999                 1998
                                                                              -------------        -------------
CURRENT ASSETS:
  Cash and cash equivalents.............................................      $      14,448        $      26,576
  Accounts and notes receivable, principally customer...................            732,984              682,552
  Unbilled revenue......................................................             23,278              145,131
  Accounts and notes receivable - affiliated companies..................            200,859              193,177
  Income tax receivable.................................................             36,472
  Gas in underground storage............................................            109,758               79,855
  Materials and supplies................................................             33,096               33,947
  Fuel stock and petroleum products.....................................             34,878               81,230
  Price risk management assets..........................................            294,950              265,203
  Other current assets..................................................             65,641               39,234
                                                                              -------------        -------------
    Total current assets................................................          1,546,364            1,546,905
                                                                              -------------        -------------

PROPERTY, PLANT AND EQUIPMENT:
  Natural gas distribution and gathering systems........................          1,801,632            1,686,159
  Interstate pipelines..................................................          1,310,144            1,302,829
  Other.................................................................             18,088               13,976
                                                                              -------------        -------------
    Total...............................................................          3,129,864            3,002,964
  Less accumulated depreciation and amortization........................            250,289              187,936
                                                                              -------------        -------------
  Property, plant and equipment - net...................................          2,879,575            2,815,028
                                                                              -------------        -------------

OTHER ASSETS:
  Goodwill, net.........................................................          2,021,940            2,050,386
  Price risk management assets..........................................             92,310               21,414
  Deferred debits - net.................................................            218,964              221,788
                                                                              -------------        -------------
    Total other assets..................................................          2,333,214            2,293,588
                                                                              -------------        -------------
TOTAL ASSETS............................................................      $   6,759,153        $   6,655,521
                                                                              =============        =============


           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                JUNE 30,            DECEMBER 31,
                                                                                  1999                  1998
                                                                              -------------        -------------
CURRENT LIABILITIES:
  Current maturities of long-term debt..................................      $     200,491        $     203,438
  Receivables facility..................................................            300,000              300,000
  Accounts payable, principally trade...................................            575,646              622,262
  Accounts payable - affiliated companies...............................             64,262
  Interest payable......................................................             35,529               36,197
  Other taxes...........................................................             32,973               42,107
  Customer deposits.....................................................             34,780               36,985
  Price risk management liabilities.....................................            255,916              227,652
  Other current liabilities.............................................            108,528              172,616
                                                                              -------------        -------------
        Total current liabilities.......................................          1,608,125            1,641,257
                                                                              -------------        -------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes.....................................            534,988              511,070
  Price risk management liabilities.....................................             84,753               29,108
  Other.................................................................            392,866              397,141
                                                                              -------------        -------------
      Total deferred credits and other liabilities......................          1,012,607              937,319
                                                                              -------------        -------------

LONG-TERM DEBT, LESS CURRENT MATURITIES.................................          1,496,530            1,513,289
                                                                              -------------        -------------

       Total Liabilities................................................          4,117,262            4,091,865

COMMITMENTS AND CONTINGENCIES (NOTE 1)

RESOURCES OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
  DEBENTURES OF RESOURCES - NET ........................................              1,144                1,157
                                                                              -------------        -------------

STOCKHOLDER'S EQUITY:
  Common stock..........................................................                  1                    1
  Paid-in capital.......................................................          2,463,831            2,463,831
  Retained earnings.....................................................            191,600              114,671
  Accumulated other comprehensive income................................            (14,685)             (16,004)
                                                                              -------------        -------------
        Total stockholder's equity......................................          2,640,747            2,562,499
                                                                              -------------        -------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........................      $   6,759,153        $   6,655,521
                                                                              =============        =============


           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                   SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------------
                                                                                  1999                  1998
                                                                              -------------        -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................      $      76,929        $      56,955
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................             98,114               91,065
    Deferred income taxes...............................................             28,027               29,734
   Changes in other assets and liabilities:
    Accounts and notes receivable - net.................................             59,239              189,924
    Inventories.........................................................             17,300              (12,591)
    Other current assets................................................            (54,479)              23,110
    Accounts payable....................................................             17,646              (83,462)
    Interest and taxes accrued..........................................             (9,802)             (41,932)
    Other current liabilities...........................................            (66,293)             (11,909)
    Net price risk management activities................................            (16,734)                  25
    Other - net.........................................................            (12,641)              30,964
                                                                              -------------        -------------
        Net cash provided by operating activities.......................            137,306              271,883
                                                                              -------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................           (135,467)            (106,267)
  Other - net...........................................................              5,752                1,147
                                                                              -------------        -------------
        Net cash used in investing activities...........................           (129,715)            (105,120)
                                                                              =============        =============

CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of long-term debt......................            (12,042)             (29,000)
  Decrease in notes payable.............................................                                (419,779)
  Proceeds from issuance of debentures..................................                                 298,514
  Redemption of convertible securities..................................                 (6)             (10,097)
  Other - net...........................................................             (7,671)             (12,126)
                                                                              -------------        -------------
      Net cash used in financing activities.............................            (19,719)            (172,488)
                                                                              -------------        -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS...............................            (12,128)              (5,725)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD....................             26,576               35,682
                                                                              -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..........................      $      14,448        $      29,957
                                                                              =============        =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments:
  Interest (net of amounts capitalized).................................      $      46,359        $      63,798
  Income taxes - net....................................................             62,606               75,129


           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                         AND COMPREHENSIVE INCOME (LOSS)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------------------
                                                                 1999                               1998
                                                    ------------------------------     -------------------------------
RETAINED EARNINGS:
  Balance at beginning of period.................   $     185,644                      $      82,675
  Net Income (Loss)..............................           5,956    $       5,956            (4,873)    $      (4,873)
                                                    -------------                      -------------
  Balance at end of period.......................   $     191,600                      $      77,802
                                                    =============                      =============

ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS), NET OF TAX:
  Balance at beginning of period.................   $     (13,906)                     $      (4,255)
  Unrealized loss on available for sale
    securities, net tax of $442 and $3,635.......            (779)            (779)           (6,414)           (6,414)
                                                    -------------                      -------------
  Balance at end of period.......................   $     (14,685)                     $     (10,669)
                                                    =============                      =============

                                                                     -------------                       -------------
COMPREHENSIVE INCOME (LOSS)......................                    $       5,177                       $     (11,287)
                                                                     =============                       =============


                                                                        SIX MONTHS ENDED JUNE 30,
                                                    ------------------------------------------------------------------
                                                                 1999                               1998
                                                    ------------------------------     -------------------------------
RETAINED EARNINGS:
  Balance at beginning of period.................   $     114,671                      $      20,847
  Net income.....................................          76,929    $      76,929            56,955     $      56,955
                                                    -------------                      -------------
  Balance at end of period.......................   $     191,600                      $      77,802
                                                    =============                      =============

ACCUMULATED OTHER COMPREHENSIVE INCOME
  (LOSS), NET OF TAX:
  Balance at beginning of period.................   $     (16,004)                     $      (5,634)
  Unrealized gain (loss) on available for sale
    securities, net tax of $(747) and $2,854.....           1,319            1,319            (5,035)           (5,035)
                                                    -------------                      -------------
  Balance at end of period.......................   $     (14,685)                     $     (10,669)
                                                    =============                      =============

                                                                     -------------                       -------------
COMPREHENSIVE INCOME.............................                    $      78,248                       $      51,920
                                                                     =============                       =============


         See Notes to the Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

         The Notes to the unaudited consolidated financial statements of Reliant Energy Resources Corp. (Resources) are included in the Notes to the unaudited consolidated financial statements of Reliant Energy, Incorporated (Company) as follows and are incorporated herein by reference:

(1) BASIS OF PRESENTATION -- see Note 1 to the Company's Interim Financial Statements.

(2)      DEPRECIATION -- see Note 4(b) to the Company's Interim Financial
         Statements.

(3) CHANGE IN ACCOUNTING PRINCIPLE -- see Note 6 to the Company's Interim Financial Statements.

(4) COMPANY/RESOURCES OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY/RESOURCES -- see Note 9(b) to the Company's Interim Financial Statements.

(5) LONG-TERM DEBT AND SHORT-TERM FINANCING -- see Note 10(b) to the Company's Interim Financial Statements.

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

         Financial data for business segments are as follows (in thousands):

                                                                                                       ELIMINATION OF
                                                                                                            NON-
                                 NATURAL GAS    INTERSTATE   WHOLESALE    CORPORATE     RECONCILING      RESOURCES
                                 DISTRIBUTION   PIPELINES      ENERGY     AND OTHER   ELIMINATIONS(1)    OPERATIONS    CONSOLIDATED
                                 ------------   ----------  -----------   ---------   ---------------  --------------  ------------
For the Three Months Ended
June 30, 1999:
Revenues.......................  $   329,027    $ 26,824    $ 1,905,758   $ 185,946                      $ (16,665)    $ 2,430,890
Intersegment revenues..........          313      39,293         32,072      16,793     $  (88,471)
Operating income (loss)........       (5,700)     27,206          8,616      (6,856)                        21,683          44,949

For the Three Months Ended
June 30, 1998:
Revenues.......................      330,363      36,577        885,374     133,577                         (5,421)      1,380,470
Intersegment revenues..........          303      39,940         28,648      22,654        (91,545)
Operating income (loss)........       (5,127)     32,849        (26,473)      9,776                          4,709          15,734

For the Six Months Ended
June 30, 1999:
Revenues.......................  $ 1,006,854    $ 53,305    $ 2,844,640   $ 387,238                      $ (33,083)    $ 4,258,954
Intersegment revenues..........          601      78,917        101,293      35,935     $ (216,746)
Operating income (loss)........       92,490      55,099          9,794     (10,582)                        48,325         195,126

For the Six Months Ended
June 30, 1998:
Revenues.......................    1,060,761      69,810      1,713,537     299,297                         (8,394)      3,135,011
Intersegment revenues..........          624      77,688         91,859      45,943       (216,114)
Operating income (loss)........       97,615      64,922        (25,960)      3,749                         18,902         159,228

----------
(1) Includes data for operations conducted at the parent level and for subsidiaries of the Company that are not Resources entities. This data is eliminated for purposes of the consolidated data at the Resources level.

     Reconciliation of Operating Income to Net Income (Loss) (in thousands) is as follows:

                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                          JUNE 30,                     JUNE 30,
                                                 ------------------------     ------------------------
                                                    1999          1998           1999          1998
                                                 ----------    ----------     ----------    ----------
Operating income ............................    $   44,949    $   15,734     $  195,126    $  159,228
Interest expense ............................        30,191        25,479         59,853        52,379
Distribution on preferred trust securities...            98           159            197           427
Income tax expense (benefit) ................        12,431        (3,051)        64,905        54,003
Other income - net ..........................         3,727         1,980          6,758         4,536
                                                 ----------    ----------     ----------    ----------
Net income (loss) ...........................    $    5,956    $   (4,873)    $   76,929    $   56,955
                                                 ==========    ==========     ==========    ==========

(7)      COMPANY/RESOURCES INTERIM PERIOD RESULTS; RECLASSIFICATIONS -- see
         Note 14 to the Company's Interim Financial Statements.

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                     THE RESULTS OF OPERATIONS OF RESOURCES

         Resources reports its financial information in the following segments:
Natural Gas Distribution, Interstate Pipelines, Wholesale Energy (through which Resources conducts energy trading and marketing operations and natural gas gathering operations, but does not conduct the operations of Reliant Energy Power Generation, Inc.) and Corporate. Although Resources has international operations, they are not significant.

         Resources meets the conditions specified in General Instruction H to Form 10-Q and is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Resources has omitted from this report the information called for by Item 3 (quantitative and qualitative disclosure about market risk) of Part I and the following Part II items of Form 10-Q: Item 2 (changes in securities and use of proceeds), Item 3 (defaults upon senior securities) and Item 4 (submission of matters to a vote of security holders). The following discussion explains material changes in the amount of revenue and expense items of Resources between the three and six month periods ended June 30, 1999 and 1998. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of Resources' Form 10-K, the Resources 10-K Notes referred to herein and Resources' Interim Financial Statements contained in this Form 10-Q.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                 THREE MONTHS ENDED JUNE 30,
                                                -----------------------------         PERCENT
                                                    1999             1998             CHANGE
                                                -----------       -----------         -------
                                                       (IN THOUSANDS)
Operating Revenues .........................    $ 2,430,890       $ 1,380,470           76%
Operating Expenses .........................      2,385,941         1,364,736           75%
Operating Income - Net .....................         44,949            15,734          186%
Interest Expense - Net .....................         30,191            25,479           18%
Distributions on Subsidiary Trust Securities             98               159          (38%)
Other Income -  Net ........................          3,727             1,980           88%
Income Tax Expense (Benefit) ...............         12,431            (3,051)          --
                                                -----------       -----------
  Net Income (Loss) ........................    $     5,956       $    (4,873)          --
                                                ===========       ===========

                                                  SIX MONTHS ENDED JUNE 30,
                                                -----------------------------         PERCENT
                                                    1999             1998             CHANGE
                                                -----------       -----------         -------
                                                       (IN THOUSANDS)
Operating Revenues .........................    $ 4,258,954       $ 3,135,011           36%
Operating Expenses .........................      4,063,828         2,975,783           37%
Operating Income - Net .....................        195,126           159,228           23%
Interest Expense - Net .....................         59,853            52,379           14%
Distributions on Subsidiary Trust Securities            197               427          (54%)
Other Income - Net .........................          6,758             4,536           49%
Income Tax Expense .........................         64,905            54,003           20%
                                                -----------       -----------
  Net Income ...............................    $    76,929       $    56,955           35%
                                                ===========       ===========

         Second Quarter of 1999 Compared to Second Quarter of 1998. Resources' net income improved $10.8 million in the second quarter of 1999 compared to the 1998 period. This increase was primarily due to increased operating income related to improved trading and marketing results at Wholesale Energy partially offset by lower 1999 earnings at Interstate Pipelines due to the settlement of a dispute related to certain gas purchase contracts that resulted in $6 million of revenues in the second quarter of 1998.

         Resources' net income increased $20 million in the first six months of 1999 compared to the 1998 period primarily due to increased operating income related to improved trading and marketing results at

Wholesale Energy. This increase was partially offset by lower earnings at Interstate Pipelines due to the gas purchase contracts settlement discussed above and a rate settlement in the first quarter of 1998 which resulted in $5 million of reduced depreciation expense in that period. Improved results from trading and marketing in the second quarter and first half of 1999 were due to improved margins and volumes on the sale of natural gas and electricity, net of higher operating expenses due to staffing increases.

         Resources' revenues increased $1.05 billion and $1.1 billion in the second quarter and first half of 1999, respectively, compared to the same periods of 1998 primarily due to increased trading and marketing activities at Wholesale Energy. This increase was partially offset by a decrease at Natural Gas Distribution due to a lower average cost of gas and at Interstate Pipelines due to the $6 million settlement in 1998 discussed above and lower transportation revenues. Lower transportation revenues are primarily attributable to less weather-related demand and lower spot market transportation differentials.

         Resources' operating expenses increased $1.02 billion and $1.09 billion in the second quarter and first half of 1999, respectively, compared to the corresponding periods in 1998 primarily due to increases in purchased natural gas costs and purchased power expenses at Wholesale Energy. Purchased natural gas cost increased primarily due to greater gas sales volumes partially offset by a decrease in the average sales price of gas. Purchased power expenses increased primarily due to increased power sales volumes.

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

         Seasonality and Other Factors. Resources results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. Resources results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by Resources and its subsidiaries, competition in Resources various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect Resources future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries - Competition - Other Operations," "- Fluctuations in Commodity Prices and Derivative Instruments," "Environmental Expenditures" and "- Other Contingencies " in the Company's Form 10-K.


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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Company

                  At the annual meeting of the Company's shareholders held on May 5, 1999, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

                  The following four nominees for Class III directors were elected to serve three-year terms expiring in 2002:

                                                     FOR           WITHHELD
                                                 -----------       ---------
                      James A. Baker, III        246,485,461       4,339,053
                      Richard E. Balzhiser       246,589,050       4,235,464
                      O. Holcombe Crosswell      246,787,595       4,036,919
                      Don D. Jordan              246,423,076       4,401,438

                  The proposal to amend the Company's Restated Articles of Incorporation to change its name from "Houston Industries Incorporated" to "Reliant Energy, Incorporated" was approved with 246,013,385 votes for, 3,012,801 votes against and 1,798,328 abstentions.

                  The ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for 1999 was approved with 247,073,625 votes for, 2,301,536 votes against and 1,449,353 abstentions.

                  There were no broker non-votes.

         Resources

                  Omitted pursuant to Instruction H(2)(b).

ITEM 5.  OTHER INFORMATION.

         Forward-Looking Statements. From time to time, the Company and Resources may make statements regarding their assumptions, projections, expectations, intentions or beliefs about future events. These statements and other statements that are not historical facts are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company and Resources caution that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary materially from actual results, and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will not differ materially from those expressed or implied by the forward-looking statements.

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

         When used in the Company's or Resources' documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" or similar words are intended to identify forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Company:

             Exhibit 12 Ratio of Earnings to Fixed Charges and Preferred Dividends.

             Exhibit 27     Financial Data Schedule.

             Exhibit 99 Items incorporated by reference from the Company Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and "- New Accounting Issues," and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Note 1(c) (Regulatory Assets and Other Long-Lived Assets),
                            Note 1(f) (Depreciation and Amortization Expense),
                            Note 1(n) (Investments in Time Warner Securities),
                            Note 1(p) (Foreign Currency Adjustments), Note 1(r) (Change in Accounting Principle), Note 2 (Derivative Financial Instruments), Note 3 (Rate Matters), Note 4 (Jointly Owned Electric Utility Plant), Note 5 (Equity Investments and Advances to Unconsolidated Subsidiaries), Note 8(c) (FinanceCo and

                            FinanceCo II Credit Facilities), Note 8(d) (Company Credit Facility), Note 9(a) (Trust Securities - Company), Note 12 (Commitments and Contingencies) and Note 16(a) (Foreign Currency Devaluation) of the Company 10-K Notes. Items incorporated by reference from the Company First Quarter 10-Q: Note 8(a) (Company/Resources Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Company/Resources), Note 9(a) (Long-Term Debt and Short-Term Financing) and Note 11 (Acquisitions).

         Resources:

             Exhibit 12     Ratio of Earnings to Fixed Charges.

             Exhibit 27     Financial Data Schedule.

             Exhibit 99 Items incorporated by reference from Resources Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and "- New Accounting Issues," Item 7A "Quantitative and Qualitative Disclosures About Market Risk," Item 7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and Consolidated Subsidiaries" and Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments), Note 4 (Long-Term and Short-Term Financing), Note 5 (Trust Securities), and Note 8 (Commitments and Contingencies) of Resources 10-K Notes. Item incorporated by reference from the Resources First Quarter 10-Q: Note 9(b) (Long-Term Debt and Short-Term Financing).


(b)      Reports on Form 8-K.

         Company:

         Form 8-K filed July 7, 1999 regarding the passage of Texas Electric Choice Plan.

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

                                            RELIANT ENERGY, INCORPORATED
                                                     (Registrant)


                                      By:       /s/ Mary P. Ricciardello
                                          -------------------------------------
                                                    Mary Ricciardello
                                          Senior Vice President and Comptroller
                                              (Principal Accounting Officer)



Date:  August 13, 1999

                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            RELIANT ENERGY RESOURCES CORP.
                                                    (Registrant)


                                      By:       /s/ Mary P. Ricciardello
                                          -------------------------------------
                                                    Mary Ricciardello
                                          Senior Vice President and Comptroller
                                              (Principal Accounting Officer)



Date:  August 13, 1999

                                 EXHIBIT INDEX


         Company:
         --------

             Exhibit 12     Ratio of Earnings to Fixed Charges and Preferred
                            Dividends.

             Exhibit 27     Financial Data Schedule.

             Exhibit 99     Items incorporated by reference from the Company
                            Form 10-K: Item 3 "Legal Proceedings," Item 7
                            "Management's Discussion and Analysis of Financial
                            Condition and Results of Operations of the Company -
                            Certain Factors Affecting Future Earnings of the
                            Company and its Subsidiaries" and "- New Accounting
                            Issues," and Item 7A "Quantitative and Qualitative
                            Disclosures About Market Risk" and Note 1(c)
                            (Regulatory Assets and Other Long-Lived Assets),
                            Note 1(f) (Depreciation and Amortization Expense),
                            Note 1(n) (Investments in Time Warner Securities),
                            Note 1(p) (Foreign Currency Adjustments), Note 1(r)
                            (Change in Accounting Principle), Note 2 (Derivative
                            Financial Instruments), Note 3 (Rate Matters), Note
                            4 (Jointly Owned Electric Utility Plant), Note 5
                            (Equity Investments and Advances to Unconsolidated
                            Subsidiaries), Note 8(c) (FinanceCo and FinanceCo II
                            Credit Facilities), Note 8(d) (Company Credit
                            Facility), Note 9(a) (Trust Securities - Company),
                            Note 12 (Commitments and Contingencies) and Note
                            16(a) (Foreign Currency Devaluation) of the Company
                            10-K Notes. Items incorporated by reference from the Company First Quarter 10-Q: Note 8(a)
                            (Company/Resources Obligated Mandatorily Redeemable
                            Trust Preferred Securities of Subsidiary Trusts
                            Holding Solely Junior Subordinated Debentures of the
                            Company/Resources), Note 9(a) (Long-Term Debt and
                            Short-Term Financing) and Note 11 (Acquisitions).

         Resources:
         ----------

             Exhibit 12     Ratio of Earnings to Fixed Charges.

             Exhibit 27     Financial Data Schedule.

             Exhibit 99     Items incorporated by reference from Resources Form
                            10-K: Item 3 "Legal Proceedings," Item 7
                            "Management's Discussion and Analysis of Financial
                            Condition and Results of Operations of the Company -
                            Certain Factors Affecting Future Earnings of the
                            Company and its Subsidiaries" and "- New Accounting
                            Issues," Item 7A "Quantitative and Qualitative
                            Disclosures About Market Risk," Item 7 "Management's
                            Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and Consolidated
                            Subsidiaries" and Note 1(c) (Regulatory Assets and
                            Regulation), Note 2 (Derivative Financial
                            Instruments), Note 4 (Long-Term and Short-Term
                            Financing), Note 5 (Trust Securities), and Note 8
                            (Commitments and Contingencies) of Resources 10-K
                            Notes. Item incorporated by reference from the Resources First Quarter 10-Q: Note 9(b) (Long-Term
                            Debt and Short-Term Financing).