Form 10-Q
period 1999-09-30
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 1999-11-15
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

Commission file number 1-13265

                         RELIANT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

           Delaware                                         76-0511406
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

         1111 Louisiana
         Houston, Texas                                     77002
Address of principal executive offices)                   (Zip Code)

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ---

As of November 5, 1999, Reliant Energy, Incorporated had 295,671,579 shares of common stock outstanding, including 10,719,489 ESOP shares not deemed outstanding for financial statement purposes and excluding 1,610,918 shares held as treasury stock. As of November 5, 1999, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

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


                          RELIANT ENERGY, INCORPORATED
                       AND RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS

                          PART I. FINANCIAL INFORMATION


 COMPANY:
      Financial Statements...............................................................................1

          Statements of Consolidated Operations
          Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)............................1

          Consolidated Balance Sheets
          September 30, 1999 (Unaudited) and December 31, 1998...........................................2

          Statements of Consolidated Cash Flows
          Nine Months Ended September 30, 1999 and 1998 (Unaudited)......................................4

          Statements of Consolidated Retained Earnings and Comprehensive Income (Loss)
          Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)............................6

          Notes to Unaudited Consolidated Financial Statements...........................................7

      Management's Discussion and Analysis of Financial Condition and Results of
          Operations of the Company.....................................................................19

      Quantitative and Qualitative Disclosures About Market Risk of the Company.........................34

 RESOURCES:

      Financial Statements..............................................................................36

          Statements of Consolidated Operations
          Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)...........................36

          Consolidated Balance Sheets
          September 30, 1999 (Unaudited) and December 31, 1998..........................................37

          Statements of Consolidated Cash Flows
          Nine Months Ended September 30, 1999 and 1998 (Unaudited).....................................39

          Consolidated Statements of Retained Earnings and Comprehensive Income (Loss)
          Three and Nine Months Ended September 30, 1999 and 1998 (Unaudited)...........................40

          Notes to Unaudited Consolidated Financial Statements..........................................41

      Management's Narrative Analysis of the Results of
          Operations of Resources.......................................................................43

                           PART II. OTHER INFORMATION

      Item 1.    Legal Proceedings......................................................................45

      Item 5.    Other Information......................................................................45

      Item 6.    Exhibits and Reports on Form 8-K.......................................................46

                          PART I. FINANCIAL INFORMATION

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)


                                                                       THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                      SEPTEMBER 30,
                                                                 ------------------------------      ------------------------------
                                                                     1999              1998              1999              1998
                                                                 ------------      ------------      ------------      ------------
REVENUES:

  Electric Operations ......................................     $  1,496,596      $  1,415,832      $  3,513,144      $  3,443,694
  Natural Gas Distribution .................................          302,698           266,177         1,310,153         1,327,562
  Interstate Pipelines .....................................           70,024            70,394           202,246           217,891
  Wholesale Energy .........................................        2,908,119         1,610,653         5,854,052         3,416,048
  International ............................................           34,126            31,813            26,273           228,494
  Corporate ................................................          250,036           157,351           673,209           502,593
  Eliminations .............................................         (114,407)          (86,733)         (331,153)         (302,847)
                                                                 ------------      ------------      ------------      ------------
      Total ................................................        4,947,192         3,465,487        11,247,924         8,833,435
                                                                 ------------      ------------      ------------      ------------
EXPENSES:
  Fuel and cost of gas sold ................................        1,563,552         1,143,149         4,631,147         3,487,332
  Purchased power ..........................................        2,062,679           970,041         3,315,667         1,872,557
  Operation and maintenance ................................          455,687           430,060         1,281,898         1,184,545
  Taxes other than income taxes ............................          113,643           148,039           340,800           368,226
  Depreciation and amortization ............................          288,833           267,204           705,337           677,838
                                                                 ------------      ------------      ------------      ------------
      Total ................................................        4,484,394         2,958,493        10,274,849         7,590,498
                                                                 ------------      ------------      ------------      ------------

OPERATING INCOME ...........................................          462,798           506,994           973,075         1,242,937
                                                                 ------------      ------------      ------------      ------------
OTHER INCOME (EXPENSE):
  Unrealized gain on Time Warner investment ................        1,816,105                           1,816,105
  Unrealized gain (loss) on indexed debt securities ........          406,717           (40,231)            6,778          (484,009)
  Time Warner dividend income ..............................            2,622            10,313            23,247            30,938
  Other - net ..............................................           10,045             8,652            15,448            24,919
                                                                 ------------      ------------      ------------      ------------
      Total ................................................        2,235,489           (21,266)        1,861,578          (428,152)
                                                                 ------------      ------------      ------------      ------------
INTEREST AND OTHER CHARGES:
  Interest on long-term debt ...............................           98,245           101,229           307,965           310,584
  Other interest ...........................................           17,931            18,829            60,794            64,653
  Distributions on trust securities ........................           14,652             7,248            38,433            21,960
                                                                 ------------      ------------      ------------      ------------
      Total ................................................          130,828           127,306           407,192           397,197
                                                                 ------------      ------------      ------------      ------------
INCOME BEFORE INCOME TAXES AND PREFERRED
  DIVIDENDS ................................................        2,567,459           358,422         2,427,461           417,588
INCOME TAX EXPENSE .........................................          877,372           106,616           872,304           154,218
                                                                 ------------      ------------      ------------      ------------
NET INCOME .................................................        1,690,087           251,806         1,555,157           263,370
PREFERRED DIVIDENDS ........................................               97                97               292               292
                                                                 ------------      ------------      ------------      ------------

NET INCOME ATTRIBUTABLE TO COMMON
 STOCKHOLDERS ..............................................     $  1,689,990      $    251,709      $  1,554,865      $    263,078
                                                                 ============      ============      ============      ============

BASIC INCOME PER COMMON SHARE ..............................     $       5.92      $        .89      $       5.45      $        .93
DILUTED INCOME PER COMMON SHARE ............................     $       5.90      $        .88      $       5.43      $        .92


          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                     ASSETS


                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              1999            1998
                                                                          -------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents ..........................................     $   489,878     $    29,673
  Investment in Time Warner securities ...............................       3,343,160
  Accounts receivable - net ..........................................         880,236         726,377
  Accrued unbilled revenues ..........................................         113,004         175,515
  Fuel, gas and petroleum products ...................................         209,300         211,750
  Materials and supplies, at average cost ............................         186,474         171,998
  Price risk management assets .......................................         481,147         265,203
  Restricted deposit for bond redemption .............................          70,315
  Prepayments and other current assets ...............................          89,244          88,655
                                                                           -----------     -----------
    Total current assets .............................................       5,862,758       1,669,171
                                                                           -----------     -----------
PROPERTY, PLANT AND EQUIPMENT -- AT COST:
  Electric ...........................................................      14,423,741      13,969,302
  Natural gas distribution and gathering systems .....................       1,870,869       1,686,159
  Interstate pipelines ...............................................       1,316,329       1,302,829
  Other property .....................................................         119,878          72,299
                                                                           -----------     -----------
    Total ............................................................      17,730,817      17,030,589
  Less accumulated depreciation and amortization .....................       6,772,020       5,499,448
                                                                           -----------     -----------
    Property, plant and equipment - net ..............................      10,958,797      11,531,141
                                                                           -----------     -----------
OTHER ASSETS:
  Goodwill - net .....................................................       2,061,682       2,098,890
  Equity investments and advances to unconsolidated affiliates .......         936,338       1,051,600
  Investment in Time Warner securities ...............................                         990,000
  Recoverable impaired plant costs ...................................         664,106
  Price risk management assets .......................................         100,593          21,414
  Other ..............................................................       2,019,843       1,800,681
                                                                           -----------     -----------
    Total other assets ...............................................       5,782,562       5,962,585
                                                                           -----------     -----------

      TOTAL ASSETS ...................................................     $22,604,117     $19,162,897
                                                                           ===========     ===========

          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                SEPTEMBER 30,         DECEMBER 31,
                                                                                    1999                  1998
                                                                                --------------        ------------
CURRENT LIABILITIES:
  Notes payable ...........................................................     $    1,883,163      $    1,812,739
  Accounts payable ........................................................            899,419             807,977
  Price risk management liabilities .......................................            457,420             227,652
  Current portion of long-term debt .......................................          3,791,562             397,454
  Other ...................................................................          1,032,239             825,120
                                                                                --------------      --------------
      Total current liabilities ...........................................          8,063,803           4,070,942
                                                                                --------------      --------------

DEFERRED CREDITS:
  Accumulated deferred income taxes .......................................          2,868,652           2,364,036
  Unamortized investment tax credit .......................................            274,397             328,949
  Price risk management liabilities .......................................             95,494              29,108
  Other ...................................................................          1,034,289             905,014
                                                                                --------------      --------------
      Total deferred credits ..............................................          4,272,832           3,627,107
                                                                                --------------      --------------

LONG-TERM DEBT ............................................................          4,063,041           6,800,748
                                                                                --------------      --------------
COMMITMENTS AND CONTINGENCIES (NOTE 1)

        TOTAL LIABILITIES .................................................         16,399,676          14,498,797
                                                                                --------------      --------------
COMPANY/RESOURCES OBLIGATED MANDATORILY REDEEMABLE TRUST
    PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR
    SUBORDINATED DEBENTURES OF COMPANY/RESOURCES - NET ....................            705,261             342,232
                                                                                --------------      --------------

PREFERENCE STOCK, NONE OUTSTANDING

CUMULATIVE PREFERRED STOCK, NOT SUBJECT TO MANDATORY REDEMPTION ...........              9,740               9,740
                                                                                --------------      --------------

STOCKHOLDERS' EQUITY:
    Common stock, no par value ............................................          3,170,989           3,136,826
    Treasury stock, at cost ...............................................            (41,198)             (2,384)
    Unearned ESOP shares ..................................................           (203,053)           (217,780)
    Retained earnings .....................................................          2,679,024           1,445,081
    Accumulated other comprehensive loss ..................................           (116,322)            (49,615)
                                                                                --------------      --------------
      Total stockholders' equity ..........................................          5,489,440           4,312,128
                                                                                --------------      --------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ........................     $   22,604,117      $   19,162,897
                                                                                ==============      ==============

          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                           NINE MONTHS ENDED
                                                                                             SEPTEMBER 30,
                                                                                     ----------------------------
                                                                                         1999             1998
                                                                                     -----------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stockholders ...............................     $ 1,554,865      $   263,078

  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..............................................         705,337          677,838
    Deferred income taxes ......................................................         606,786         (154,092)
    Investment tax credit ......................................................         (54,552)         (15,092)
    Unrealized gain on investment in Time Warner securities ....................      (1,816,105)
    Unrealized (gain) loss on indexed debt securities ..........................          (6,778)         484,009
    Undistributed loss (earnings) of equity investments in unconsolidated
      affiliates ...............................................................          65,401          (26,496)
    Changes in other assets and liabilities:
      Accounts receivable - net ................................................         (91,348)        (591,241)
      Accounts receivable - IRS ................................................                          140,532
      Inventory ................................................................         (12,026)        (129,444)
      Other current assets .....................................................            (589)         (37,801)
      Accounts payable .........................................................          91,442          528,582
      Interest and taxes accrued ...............................................         (44,821)          58,810
      Other current liabilities ................................................         122,936          (17,200)
      Net price risk management assets .........................................           1,031           (4,638)
      Other - net ..............................................................           4,810           (2,766)
                                                                                     -----------      -----------
        Net cash provided by operating activities ..............................       1,126,389        1,174,079
                                                                                     -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:


  Capital expenditures .........................................................        (708,542)        (447,152)
  Investment in Time Warner securities .........................................        (537,055)
  Acquisitions of non-rate regulated electric power plants .....................                         (275,056)
  Sale of equity investments in foreign electric system projects ...............                          242,744
  Equity investment in foreign electric system projects ........................                         (240,377)
  Equity investment and advances to unconsolidated affiliates ..................         (97,080)         (42,439)
  Other -  net .................................................................          35,422          (40,339)
                                                                                     -----------      -----------
        Net cash used in investing activities ..................................     $(1,307,255)     $  (802,619)
                                                                                     -----------      -----------

                                                        (Continued on next page)

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                            NINE MONTHS ENDED
                                                                               SEPTEMBER 30,
                                                                      ----------------------------
                                                                         1999             1998
                                                                      -----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Payment of matured bonds ......................................                      $   (76,000)
  Proceeds from issuance of indexed debt securities .............     $   980,000
  Proceeds from issuance of trust preferred securities ..........         362,994
  Proceeds from issuance of pollution control revenue bonds .....         284,102          454,258
  Restricted deposit for bond redemption ........................         (70,315)         (68,700)
  Proceeds from issuance of debentures ..........................                          298,514
  Payment of debentures .........................................         (12,042)
  Payment of common stock dividends .............................        (320,461)        (316,968)
  Repurchase of common stock ....................................         (38,757)
  Decrease in notes payable - net ...............................        (153,835)        (226,836)
  Extinguishment of long-term debt ..............................        (395,636)        (402,587)
  Redemption of convertible securities ..........................             (57)         (10,399)
  Other - net ...................................................           5,078          (18,151)
                                                                      -----------      -----------
      Net cash provided by (used in) financing activities .......         641,071         (366,869)
                                                                      -----------      -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS .......................         460,205            4,591

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................          29,673           51,712
                                                                      -----------      -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $   489,878      $    56,303
                                                                      ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments:
  Interest (net of amounts capitalized) .........................     $   365,052      $   376,194
  Income taxes ..................................................         277,725          302,474

          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                  STATEMENTS OF CONSOLIDATED RETAINED EARNINGS
                         AND COMPREHENSIVE INCOME (LOSS)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                            ---------------------------------------------------------------------
                                                                            1999                                 1998
                                                            --------------------------------     --------------------------------
RETAINED EARNINGS:
  Balance at beginning of period ......................     $   1,096,058                        $   1,813,934
  Net income ..........................................         1,689,990      $   1,689,990           251,709      $     251,709
                                                            -------------                        -------------
      Total ...........................................         2,786,048                            2,065,643
  Common stock dividends ..............................          (107,024)                            (106,647)
                                                            -------------                        -------------
  Balance at end of period ............................     $   2,679,024                        $   1,958,996
                                                            =============                        =============

ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS), NET OF TAX:
  Balance at beginning of period ......................     $     (91,225)                       $     (16,535)
  Foreign currency translation adjustments, net of
    tax of $12,127 and $84  ...........................           (22,521)           (22,521)             (156)              (156)
  Unrealized loss on available for sale
    securities, net of tax of $1,449 and $3,304 .......            (2,576)            (2,576)           (5,874)            (5,874)
                                                            -------------                        -------------
  Balance at end of period ............................     $    (116,322)                       $     (22,565)
                                                            =============                        =============

                                                                               -------------                        -------------
COMPREHENSIVE INCOME ..................................                        $   1,664,893                        $     245,679
                                                                               =============                        =============



                                                                           NINE MONTHS ENDED SEPTEMBER 30,
                                                       ------------------------------------------------------------------------
                                                                      1999                                   1998
                                                       ---------------------------------      ---------------------------------
RETAINED EARNINGS:
  Balance at beginning of period .................     $    1,445,081                         $    2,013,055
  Net income .....................................          1,554,865      $    1,554,865            263,078      $      263,078
                                                       --------------                         --------------
      Total ......................................          2,999,946                              2,276,133
  Common stock dividends .........................           (320,922)                              (317,137)
                                                       --------------                         --------------
  Balance at end of period .......................     $    2,679,024                         $    1,958,996
                                                       ==============                         ==============

ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS), NET OF TAX:
  Balance at beginning of period .................     $      (49,615)                        $       (6,455)
  Foreign currency translation adjustments, net of
    tax of $35,242 and $2,801 ....................            (65,450)            (65,450)            (5,201)             (5,201)
  Unrealized loss on available for sale
    securities, net of tax of $707 and $6,136 ....             (1,257)             (1,257)           (10,909)            (10,909)
                                                       --------------                         --------------
  Balance at end of period .......................     $     (116,322)                        $      (22,565)
                                                       ==============                         ==============
                                                                           --------------                         --------------
COMPREHENSIVE INCOME .............................                         $    1,488,158                         $      246,968
                                                                           ==============                         ==============

          See Notes to the Company's Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         Included in this combined Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Company) and for Reliant Energy Resources Corp. (Resources) are the Company's and Resources' consolidated interim financial statements and notes (Interim Financial Statements) including such companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of the Company (Company Form 10-K) and Resources (Resources Form 10-K) for the year ended December 31, 1998 and the combined Quarterly Reports on Form 10-Q of the Company (Company First Quarter 10-Q and Second Quarter 10-Q) and Resources (Resources First Quarter 10-Q and Second Quarter 10-Q) for the quarters ended March 31, 1999 and June 30, 1999, respectively. For additional information regarding the presentation of interim period results, see Note 13.

         The financial statements for the three and nine months ended September 30, 1998 have been restated to reflect the Company's and Resources' adoption of mark-to-market accounting in the fourth quarter of 1998, retroactive to January 1, 1998. See Note 1(r) of the Company 10-K Notes (as defined below).

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

         Historically, the Company has applied the accounting policies established in Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). For a discussion of the Company's accounting policies under SFAS No. 71, see Note 1(c) of the Company 10-K Notes. The Texas Electric Choice Plan, enacted in June 1999, will ultimately deregulate the Company's electric generation operations. As a result, effective June 30, 1999, the Company was required to discontinue the use of SFAS No. 71 for such operations. For additional information on the discontinuation of SFAS No. 71, see Note 2 of the Company Second Quarter 10-Q and Note 2 below.

(2) TEXAS ELECTRIC CHOICE PLAN AND DISCONTINUANCE OF SFAS NO. 71 FOR ELECTRIC GENERATION OPERATIONS

         In June 1999, the State of Texas adopted the Texas Electric Choice Plan (Legislation) that substantially amends the regulatory structure governing electric utilities in order to allow retail competition beginning on January 1, 2002. In preparation for that competition, the Company will make significant changes in the electric utility operations it conducts through Reliant Energy HL&P. For additional information regarding the Legislation, see Note 2 of the Company Second Quarter 10-Q.

         At June 30, 1999, the Company performed an impairment test of its previously regulated electric generation assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," on a plant specific basis. The Company determined that $797 million of its electric generation assets was impaired as of June 30, 1999. The Legislation provides for recovery of this impairment through regulated cash flows during the transition period and through non-bypassable charges to transmission and distribution customers. As a result, a regulatory asset was recorded for an amount equal to the impairment loss and is included on the Company's Consolidated Balance Sheets as recoverable impaired plant costs. In addition, the Company has recorded an additional $12 million of recoverable impaired plant costs in the third quarter of 1999 related to previously incurred costs that are now deemed to be recoverable pursuant to the Legislation. During the third quarter of 1999, the Company recorded amortization expense related to the recoverable impaired plant costs of $144 million in its Statements of Consolidated Operations. The Company will continue to amortize this regulatory asset as it is recovered.

         The impairment test required estimates of possible future market prices, load growth, competition and many other factors over the lives of the plants. The resulting impairment loss is highly dependent on the assumptions underlying these estimates. In addition, after January 10, 2004, Reliant Energy HL&P must finalize and reconcile stranded costs (as defined by the Legislation) in a filing with the Public Utility Commission of Texas (Texas PUC). Any difference between the fair market value and the regulatory net book value of the generation related assets (as defined by the Legislation) will either be refunded or collected through future transmission and distribution rates. This final reconciliation allows alternative methods of third party valuation of the fair market value of these assets, including outright sale, stock valuations and asset exchanges. Because generally accepted accounting principles require the Company to estimate fair market values on a plant-by-plant basis in advance of the final reconciliation, the financial impacts of the Legislation with respect to stranded costs are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy prices and the economic lives of the plants. If events occur that make the recovery of all or a portion of the regulatory asset associated with the generation plant impairment loss and deferred debits created from discontinuance of SFAS No. 71 pursuant to the Legislation no longer probable, the Company will write off the corresponding balance of such assets as a non-cash charge against earnings.

         Following are the classes of electric property, plant and equipment at cost, with associated accumulated depreciation at September 30, 1999 (including the impairment loss discussed above) and December 31, 1998.


                                                                  TRANSMISSION                       CONSOLIDATED
                                                                       AND           GENERAL        ELECTRIC PLANT
                                                  GENERATION      DISTRIBUTION    AND INTANGIBLE      IN SERVICE
                                                  ----------     --------------   --------------    ----------------
                                                                           (IN MILLIONS)
September 30, 1999:
  Original cost .............................     $ 9,002           $ 4,471        $   951           $14,424
  Accumulated depreciation ..................       4,878             1,265            251             6,394
  Property, plant and equipment - net (1) ...       4,124             3,206            700             8,030


                                                                  TRANSMISSION                       CONSOLIDATED
                                                                       AND           GENERAL        ELECTRIC PLANT
                                                  GENERATION      DISTRIBUTION    AND INTANGIBLE      IN SERVICE
                                                  ----------     --------------   --------------    ----------------
                                                                           (IN MILLIONS)
December 31, 1998:
  Original cost .............................     $ 8,843           $ 4,196          $   930          $13,969
  Accumulated depreciation ..................       3,822             1,276              207            5,305
  Property, plant and equipment - net (1) ...       5,021             2,920              723            8,664

---------------------
(1) Includes non-utility generation facilities of $387 million at September 30, 1999 and $338 million at December 31, 1998 and international distribution facilities of $28 million at September 30, 1999 and $19 million at December 31, 1998.

         In order to reduce potential exposure to stranded costs related to generation assets, Reliant Energy HL&P redirected $102 million and $195 million of depreciation in the six months ended June 30, 1999, and the year ended December 31, 1998, respectively, from transmission and distribution related plant assets to generation assets for regulatory and financial reporting purposes. Such redirection was in accordance with the Company's transition to competition plan, approved by the Texas PUC (Transition Plan). See Note 3(b) of the Company 10-K Notes. The Legislation provides that depreciation expense for transmission and distribution related assets may be redirected to generation assets during the base rate freeze period from 1999 through 2001. For regulatory purposes, the Company has continued to redirect transmission and distribution depreciation to generation assets. Beginning June 30, 1999, redirected depreciation expense cannot be recorded by the electric generation operations portion of Reliant Energy HL&P for financial reporting purposes as this portion of electric operations is no longer accounted for under SFAS No. 71. For the third quarter of 1999, $51 million in depreciation expense has been redirected from transmission and distribution for regulatory purposes and established as an embedded asset included in transmission and distribution related plant and equipment balances. As of September 30, 1999, the cumulative amount of redirected depreciation is $348 million.

         Reliant Energy HL&P plans to file an application with the Texas PUC requesting a financing order authorizing the issuance by a special purpose entity organized by the Company, pursuant to the Legislation, of approximately $1 billion of transition bonds related to Reliant Energy HL&P's generation-related regulatory assets. Payments on the transition bonds will be made from non-bypassable transition charges to Reliant Energy HL&P's transmission and distribution customers. The offering and sale of the transition bonds will be registered under the Securities Act of 1933 and is expected to be consummated in the first quarter of 2000.

(3)      FOREIGN CURRENCY ADJUSTMENTS

         For information about the Company's foreign currency adjustments, see
Note 1(p) of the Company 10-K Notes. The Company has an indirect 11.8% common stock interest in Light Servicos de Eletricidade S.A. (Light) and, through its investment in Light, has a 9.2% common stock interest in Metropolitana Eletricidade de Sao Paulo S.A. (Metropolitana), both Brazilian operating companies. The Company accounts for its investment in Light under the equity method and records its proportionate share, based on stock ownership, in the net income of Light and its affiliates (including Metropolitana) as part of the Company's consolidated net income.

         As of September 30, 1999, Light and Metropolitana had total borrowings of $2.7 billion denominated in non-local currencies. During the first quarter of 1999, the Brazilian real was devalued and allowed to float against other major currencies. The effects of devaluation on the non-local currency denominated borrowings caused the Company to record an after-tax charge for the three months and nine months ended September 30, 1999 of $19 million and $114 million, respectively, as a result of foreign currency transaction losses recorded by both Light and Metropolitana in such periods. At September 30, 1999, one U.S. dollar could be exchanged for 1.9223 Brazilian reais. Because the Company uses the Brazilian real as the functional currency to report Light's equity earnings, any decrease in the value of the Brazilian real below its September 30, 1999 level will increase Light's liability represented by the non-local currency denominated borrowings. This amount will also be reflected in the Company's consolidated earnings, to the extent of the Company's ownership interest in Light. Similarly, any increase in the value of the Brazilian real above its September 30, 1999 level will decrease Light's liability represented by such borrowings. In November 1999, Light issued 650 million Brazilian reais of subordinated debentures. The proceeds of the debentures will be used to retire approximately $325 million of non-local currency denominated borrowings. At September 30, 1999, one U.S. dollar could be exchanged for 1.9223 Brazilian reais.

(4)      DEPRECIATION

(a)      Company.

         The Company calculates depreciation using the straight-line method. The Company's depreciation expense for the third quarter and first nine months of 1999 was $123 million and $458 million, respectively, compared to $227 million and $559 million for the corresponding 1998 periods.

         Pursuant to the Transition Plan, the Company recorded $58 million of additional depreciation for the six months ended June 30, 1999. Because the electric generation operations portion of Reliant Energy HL&P discontinued application of SFAS No. 71 effective June 30, 1999, such operations can no longer record additional depreciation for financial reporting purposes. The Company recorded $91 million and $171 million of additional depreciation pursuant to the Transition Plan for the third quarter and the first nine months of 1998, respectively. For information regarding the additional depreciation of electric utility generating assets under the Transition Plan, see Note 3(b) of the Company 10-K Notes. Pursuant to the Legislation, the Company is allowed to recover generation related regulatory assets and liabilities reported in the Company 10-K as of December 31, 1998. Therefore, the Company discontinued amortizing certain generation related regulatory assets effective as of January 1, 1999, reversed the related amortization expense of $46 million incurred prior to June 30, 1999 and recorded additional depreciation expense of a like amount.

(b)      Resources.

         Resources calculates depreciation using the straight-line method. Resources' depreciation expense was $35 million and $106 million for the third quarter and first nine months of 1999, respectively, compared to $40 million and $103 million for the corresponding 1998 periods.

(5) COMBINED FINANCIAL STATEMENT DATA OF EQUITY INVESTMENTS AND ADVANCES TO UNCONSOLIDATED AFFILIATES

         The following table shows certain summary financial information for the Company's unconsolidated affiliates:


                               THREE MONTHS ENDED         NINE MONTHS ENDED
                                  SEPTEMBER 30,             SEPTEMBER 30,
                              --------------------     -----------------------
                               1999         1998         1999          1998
                              -------     --------     --------      ---------
                                              (IN MILLIONS)
Revenues ................     $   986     $    606     $  3,369      $   3,286
Operating expenses ......         808          382        2,552          2,368
Net income (loss) .......          47           81         (519)           357

         Dividends received from these affiliates were $11 million and $6 million for the three months ended September 30, 1999 and 1998, respectively. For the nine months ended September 30, 1999 and 1998, dividends received from these affiliates were $22 million and $33 million, respectively.

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

(7)      ZENS AND TIME WARNER SECURITIES INVESTMENT

         On September 21, 1999, the Company issued 17.2 million of its 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion. At maturity the holders of the ZENS will receive in cash the higher of the principal amount of the ZENS or an amount based on the then-current market value of Time Warner Inc. (TW) common stock (TW Common), or other securities distributed in connection with such stock (one share of TW Common and such other securities are referred to as reference shares). Each ZENS having a principal amount of $58.25 (the closing market price of the TW Common on September 15, 1999) is exchangeable at any time at the option of the holder for cash equal to 95% (and in certain cases 100%) of the market value of a reference share. In addition to paying interest at an accrued rate of 2.0%, the amount of any cash dividend on the reference shares will be paid to the ZENS holders.

         Of the $980 million net proceeds from the offering, the Company used $443 million for general corporate purposes, including repayment of Company indebtedness. The Company used $537 million of the net proceeds to purchase 9.2 million shares of TW Common, which are classified as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Therefore, unrealized gains and losses resulting from changes in the market value of the TW Common are recorded in the Statements of Consolidated Operations.

         An increase above $58.25 (subject to certain adjustments) in the market value per share of TW Common results in an increase in the liability for the ZENS and is recorded by the Company as a non-cash expense. If the market value per share of TW Common declines below $58.25(subject to certain adjustments), the liability for the ZENS would not decline below the original principal amount. However, the decline in market value of the Company's investment in the TW Common would be recorded as an unrealized loss as discussed above.

         On July 6, 1999, the Company converted its 11 million shares of Time Warner convertible preferred stock into 45.8 million shares of TW Common. Prior to the conversion, the Company's investment in the Time Warner preferred stock was accounted for under the cost method. Effective on the conversion date, the shares of TW Common were classified as trading securities under SFAS No. 115 and an unrealized gain was recorded in the amount of $2.38 billion ($1.53 billion after tax) to reflect the cumulative appreciation in the fair value of the Company's investment in Time Warner securities. In the future, changes in the market value of the Company's TW Common investment and the related offsetting changes in the liability related to the Company's unsecured 7% Automatic Common Exchange Securities (ACES) will be recorded in the Company's Statement of Consolidated Operations. For the period from July 1, 1999 to the conversion date of July 6, 1999, non-cash, unrealized accounting losses on the ACES were $35 million ($23 million after tax).

         Prior to the purchase of additional shares of TW Common on September 21, 1999, the Company owned 8.0 million shares of TW Common that were in excess of the 38 million shares needed to economically hedge its ACES obligation. For more information about the ACES obligations, see Note 7 to the Company Second Quarter 10-Q. For the period from July 6, 1999 to the ZENS issuance date, losses (due to the decline in the market value of the TW Common during such period) on these 8.0 million shares were $122 million ($79 million after tax). The 8.0 million shares of TW Common combined with the additional 9.2 million shares purchased are expected to be held to provide an economic hedge against increases in the ZENS obligation.

(8)      CAPITAL STOCK

(a)      Common Stock.

         The Company has 700,000,000 authorized shares of common stock. At September 30, 1999, the Company had 297,224,668 shares of common stock issued (284,994,244 outstanding). At December 31, 1998, the Company had 296,271,063 shares of common stock issued (284,494,195 outstanding). Outstanding common shares exclude (i) shares pledged to secure a loan to the Company's Employee Stock Ownership Plan (10,719,489 and 11,674,063 at September 30, 1999 and December 31, 1998, respectively) and (ii) treasury shares (1,510,935 and 102,805 at September 30, 1999 and December 31, 1998, respectively).

         The Company has a registration statement under which 15,000,000 shares of its common stock are available for issuance. The issuance of all securities registered by the Company is subject to market and other conditions.

         During the third quarter of 1999, the Company purchased 1,419,200 shares of its common stock for $38.8 million at an average price of $27.34 per share. As of September 30, 1999, the Company was authorized to purchase an additional $49.9 million of its common stock. Purchases depend on market conditions, might not be announced in advance and may be made in open market or privately negotiated transactions. For information on the Company's purchases since September 30, 1999, see Note 12.

(b)      Earnings Per Share.

         The following table presents the Company's basic and diluted earnings per share (EPS) calculation:

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                    1999(1)         1998         1999(2)          1998
                                                  ----------     ----------     ----------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income before preferred dividends .........     $1,690,087     $  251,806     $1,555,157     $  263,370
  Preferred dividends .......................             97             97            292            292
                                                  ----------     ----------     ----------     ----------
  Net income attributable to common stock ...     $1,689,990     $  251,709     $1,554,865     $  263,078
                                                  ==========     ==========     ==========     ==========
  Weighted average shares outstanding .......        285,287        284,344        285,247        283,965

  Basic EPS .................................     $     5.92     $     0.89     $     5.45     $     0.93
                                                  ==========     ==========     ==========     ==========

                                                    THREE MONTHS ENDED             NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                  -------------------------     -------------------------
                                                    1999(1)         1998         1999(2)          1998
                                                  ----------     ----------     ----------     ----------
                                                         (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Diluted EPS Calculation:
  Income before preferred dividends ...........    $1,690,087    $  251,806     $1,555,157     $  263,370
  Interest on 6 1/4% convertible debentures ...             8            14             25             43
                                                   ----------    ----------     ----------     ----------
  Income before preferred dividends assuming
    dilution ..................................     1,690,095       251,820      1,555,182        263,413
  Preferred dividends .........................            97            97            292            292
                                                   ----------    ----------     ----------     ----------
  Net income attributable to common stock .....    $1,689,998    $  251,723     $1,554,890     $  263,121
                                                   ==========    ==========     ==========     ==========

  Weighted average shares outstanding .........       285,287       284,344        285,247        283,965
      Stock options ...........................           362           432            525            368
      Restricted stock ........................           740           492            740            492
      6 1/4% convertible debentures ...........            25            44             25             44
                                                   ----------    ----------     ----------     ----------
  Weighted average shares assuming dilution ...       286,414       285,312        286,537        284,869

  Diluted EPS .................................    $     5.90    $     0.88     $     5.43     $     0.92
                                                   ==========    ==========     ==========     ==========

------------------
(1) For the three months ended September 30, 1999, the computation of diluted EPS excludes purchase options for 51,631 shares of common stock that have exercise prices (ranging from $28.71 to $35.18 per share) greater than the $27.41 per share average market price for the period and would thus be anti-dilutive if exercised.

(2) For the nine months ended September 30, 1999, the computation of diluted EPS excludes purchase options for 29,316 shares of common stock that have exercise prices (ranging from $28.71 to $35.18 per share) greater than the $28.26 per share average market price for the period and would thus be anti-dilutive if exercised.

(c)      Preferred Stock.

         At September 30, 1999 and December 31, 1998, the Company had 10,000,000 authorized shares of preferred stock, of which 97,397 shares of $4.00 Preferred Stock were outstanding. The Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

(d)      Preference Stock.

         At September 30, 1999 and December 31, 1998, the Company had 10,000,000 authorized shares of preference stock, which were designated and outstanding, as shown below.


                                         -----------------------------         ------------------------------
                                              SEPTEMBER 30, 1999                      DECEMBER 31, 1998
                                         -----------------------------         ------------------------------
                      LIQUIDATION          SHARES            SHARES             SHARES              SHARES
                    VALUE PER SHARE      DESIGNATED        OUTSTANDING         DESIGNATED         OUTSTANDING
                    ---------------      ----------        -----------         ----------         -----------
Series A            $        1,000         700,000             --               700,000               --
Series B            $      100,000          27,000           17,000              27,000             17,000
Series C            $      100,000           1,575             --                 1,575              1,575
Series D            Euro   100,000(1)        5,880            3,660                --                 --

----------
(1)      As of September 30, 1999, one U.S. dollar could be exchanged for 1.0651
         Euros.

         The Series A Preference Stock is issuable in accordance with the Company's Shareholder Rights Agreement upon the occurrence of certain events. The Series C Preference Stock was redeemed in March 1999. The Series B Preference Stock and the Series D Preference Stock are not deemed outstanding for financial reporting purposes because the sole holders of each series are separate wholly owned financing subsidiaries of the Company. For information regarding the Company's Series E Preference Stock issued in the fourth quarter of 1999, see Note 12.

(9) COMPANY/RESOURCES OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY/ RESOURCES

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

         The Company has a registration statement under which $125 million of trust preferred securities and related junior subordinated debt securities is available for issuance. The issuance of all securities registered by the Company and its affiliates is subject to market and other conditions.

(b)      Resources.

         For information regarding $177.8 million of convertible preferred securities previously issued by a statutory business trust formed by Resources, of which approximately $1 million was outstanding at September 30, 1999, see
Note 5 of Resources 10-K Notes. The sole asset of the trust consists of junior subordinated debentures of Resources having an interest rate and maturity date corresponding to the preferred securities, and a principal amount corresponding to the common and preferred securities issued by the trust.

(10)     LONG-TERM DEBT AND SHORT-TERM FINANCING

(a)      Company.

(i)      Consolidated Debt.

         The Company's consolidated long-term and short-term debt outstanding is summarized in the following table:


                                                      SEPTEMBER 30, 1999                 DECEMBER 31, 1998
                                                 --------------------------         --------------------------
                                                 LONG-TERM          CURRENT         LONG-TERM          CURRENT
                                                 ---------         ----------       ---------          -------
                                                                         (IN MILLIONS)
Short-Term Borrowings (1):
  Commercial Paper ......................                          $  1,170                            $ 1,360
  Lines of Credit .......................                               360                                150
  Resources Receivables Facility ........                               350                                300
  Notes Payable .........................                                 3                                  3
                                                 ---------         --------         ---------          -------
Total Short-Term Borrowings .............                             1,883                              1,813
                                                 ---------         --------         ---------          -------


                                                      SEPTEMBER 30, 1999                 DECEMBER 31, 1998
                                                 --------------------------         --------------------------
                                                 LONG-TERM          CURRENT         LONG-TERM          CURRENT
                                                 ---------         ----------       ---------          -------
                                                                         (IN MILLIONS)
Long-Term Debt - net:
  ACES ......................................                         2,300          $2,350
  ZENS (4) ..................................                         1,043
  Debentures (2)(3) .........................     $1,468                              1,482
  First Mortgage Bonds (2) ..................      1,427                221           1,866                170
  Pollution Control Bonds ...................        871                                581
  Resources Medium-Term Notes (3) ...........        174                                178
  Notes Payable (3) .........................        110                227             330                226
  Capital Leases ............................         13                  1              14                  1
                                                  ------             ------          ------             ------
Total Long-Term Debt ........................      4,063              3,792           6,801                397
                                                  ------             ------          ------             ------
  Total Long-Term and Short-Term Debt .......     $4,063             $5,675          $6,801             $2,210
                                                  ======             ======          ======             ======

---------------------
(1)      Includes amounts due within one year of the date noted.
(2) Includes unamortized discount related to debentures of approximately $0.4 million at September 30, 1999 and $1 million at December 31, 1998 and unamortized premium related to debentures of approximately $16 million at September 30, 1999 and $17 million at December 31, 1998. The unamortized discount related to first mortgage bonds was approximately $9 million at September 30, 1999 and $10 million at December 31, 1998.
(3) Includes unamortized premium related to fair value adjustments of approximately $17 million and $18 million for debentures at September 30, 1999 and December 31, 1998, respectively. The unamortized premium for Resources long-term notes was approximately $8 million and $12 million at September 30, 1999 and December 31, 1998, respectively. The unamortized premium for notes payable was approximately $2 million and $6 million at September 30, 1999 and December 31, 1998, respectively.
(4) As ZENS are exchangeable at any time at the option of the holder, these notes are classified as a current portion of long-term debt.

         Consolidated maturities of long-term debt and sinking fund requirements for the Company (including Resources) are approximately $11 million for the remainder of 1999.

(ii)     Financing Developments.

         At September 30, 1999, a financing subsidiary of the Company had $1.136 billion in commercial paper borrowings supported by a $1.644 billion revolving credit facility. At September 30, 1999, the weighted average interest rate of these commercial paper borrowings was 5.98%. On September 24, 1999, another financing subsidiary of the Company established a 364-day Euro 560 million (approximately $596 million) revolving credit facility (FinanceCo III Facility). At September 30, 1999, borrowings under the FinanceCo III Facility were Euro 338 million (approximately $360 million) at an interest rate of 3.127%. Borrowings under the facility are determined based on competitive bids or by adding a margin to the rate at which Euro deposits are offered in the interbank Euro market. For additional information regarding the Company's and its subsidiaries' bank facilities and commercial paper programs, see Note 8(c) and (d) of the Company 10-K Notes.

         For information regarding the redemption of $200 million revenue refunding bonds in July 1999, see Note 10(a) to the Company Second Quarter 10-Q.

         In July 1999, the Matagorda County Navigation District Number One
(MCND) issued on behalf of the Company $70.315 million of revenue refunding bonds having an interest rate of 5.95%. The MCND bonds will mature in 2030, and proceeds from the issuance were used on October 1, 1999 to redeem all outstanding 7.60% MCND Series 1989D collateralized pollution control revenue bonds

($70.315 million) at a redemption price of 102% of their aggregate principal amount. For financial reporting purposes, both the MCND bonds issued in July 1999 and the MCND bonds redeemed in October 1999 were deemed to be outstanding at September 30, 1999.

         On September 21, 1999, the Company issued 17.2 million of its ZENS having an original principal amount of $1.0 billion. For information on the ZENS, see Note 7.

(b)      Resources.

         As of September 30, 1999, Resources had outstanding $1.9 billion of long-term and short-term debt. For information regarding Resources' financing arrangements and lease commitments, see Notes 4 and 8(a) of the Resources 10-K Notes.

         In July 1999, Resources repaid at maturity $200 million of its 8.875% Notes.

         In August 1999, Resources increased its receivables facility by $50 million and received $50 million of additional proceeds from its sale of receivables. For information regarding Resources' $350 million receivables facility, see Note 4(a) of the Resources 10-K Notes. At September 30, 1999, Resources had sold $350 million of receivables under the facility at a weighted average interest rate of 5.53%.

         For information regarding Resources' $350 million revolving credit facility, see Note 4(a) of the Resources 10-K Notes. This facility includes a $65 million sub-facility under which letters of credit may be obtained. At September 30, 1999, commercial paper borrowings supported by the facility aggregated $34.2 million and had a weighted average interest rate of 6.05%. As of September 30, 1999, letters of credit issued under the facility aggregated $22.8 million.

(11)     REPORTABLE SEGMENTS

         In accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," the Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, International and Corporate. Electric Operations provides electric utility generation, transmission, distribution and sales to customers. Natural Gas Distribution operations consist of natural gas utility sales to, and natural gas utility transportation for, residential, commercial and industrial customers. Interstate Pipelines operates two interstate natural gas pipelines. Wholesale Energy is engaged in the acquisition, development and operation of, and sale of capacity, energy and ancilliary services from, domestic and certain international non-utility power generation facilities and in the wholesale energy trading and marketing and natural gas gathering businesses. International invests in foreign electric and gas utility retail operations, primarily in Latin America. Corporate includes a non-rate regulated retail service business, certain real estate holdings and corporate expenses.

         Financial data for the business segments are as follows (in thousands):


                                   ELECTRIC       NATURAL GAS     INTERSTATE     WHOLESALE        INTER-
                                  OPERATIONS      DISTRIBUTION    PIPELINES        ENERGY        NATIONAL
                                  -----------     ------------    ----------     ----------     ----------
For the Three Months Ended
September 30, 1999:

Revenues .....................     $1,496,596     $  302,387      $   37,303     $2,847,388     $   34,126
Intersegment revenues ........                           311          32,721         60,731
Operating income (loss) ......        410,234        (12,349)         28,767         43,584          9,809

For the Three Months Ended
September 30, 1998:

Revenues .....................      1,415,832        265,911          34,110      1,584,472         31,813
Intersegment revenues ........                           266          36,284         26,181
Operating income (loss) ......        412,669        (17,212)         27,421         94,511         14,419



                                                    RECONCILING
                                     CORPORATE      ELIMINATIONS   CONSOLIDATED
                                     ----------     ------------   ------------
For the Three Months Ended
September 30, 1999:


Revenues .....................       $  229,392                     $4,947,192
Intersegment revenues ........           20,644      $ (114,407)
Operating income (loss) ......          (17,247)                       462,798

For the Three Months Ended
September 30, 1998:

Revenues .....................          133,349                      3,465,487
Intersegment revenues ........           24,002         (86,733)
Operating income (loss) ......          (24,814)                       506,994





                                   ELECTRIC        NATURAL GAS     INTERSTATE      WHOLESALE         INTER-
                                   OPERATIONS      DISTRIBUTION    PIPELINES        ENERGY          NATIONAL
                                   -----------     ------------    -----------     -----------     -----------
As of and for the Nine
Months Ended
September 30, 1999:

Revenues .....................     $ 3,513,144     $ 1,309,241     $    90,608     $ 5,692,028     $    26,273
Intersegment revenues ........                             912         111,638         162,024
Operating income (loss) ......         836,413          80,141          83,866          53,378         (52,894)

Total Assets .................      10,427,643       2,960,971       2,025,244       2,725,752       1,100,138

As of and for the Nine
Months Ended
September 30, 1998:

Revenues .....................       3,443,694       1,326,672         103,919       3,298,008         228,494
Intersegment revenues ........                             890         113,972         118,040
Operating income (loss) ......         846,275          80,403          92,343          68,551         176,430

Total Assets .................      10,604,590       2,830,260       2,116,927       2,108,629       1,086,407



                                                    RECONCILING
                                   CORPORATE        ELIMINATIONS     CONSOLIDATED
                                   -----------      ------------     ------------
As of and for the Nine
Months Ended
September 30, 1999:

Revenues .....................     $   616,630                       $11,247,924
Intersegment revenues ........          56,579      $  (331,153)
Operating income (loss) ......         (27,829)                          973,075

Total Assets .................       4,010,246         (645,877)      22,604,117

As of and for the Nine
Months Ended
September 30, 1998:

Revenues .....................         432,648                         8,833,435
Intersegment revenues ........          69,945         (302,847)
Operating income (loss) ......         (21,065)                        1,242,937

Total Assets .................       1,762,848         (851,829)      19,657,832

 Reconciliation of operating income to net income (in thousands) is as follows:


                                                     THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                        SEPTEMBER 30,                     SEPTEMBER 30,
                                                 ---------------------------      ---------------------------
                                                    1999            1998             1999            1998
                                                 -----------     -----------      -----------     -----------
Operating income ...........................     $   462,798     $   506,994      $   973,075     $ 1,242,937
Dividend income ............................           2,622          10,313           23,247          30,938
Interest expense ...........................         116,176         120,058          368,759         375,237
Unrealized gain on Time Warner
    investment .............................       1,816,105                        1,816,105
Unrealized gain (loss) on indexed debt
    securities .............................         406,717         (40,231)           6,778        (484,009)
Distribution on trust securities ...........          14,652           7,248           38,433          21,960
Income tax expense .........................         877,372         106,616          872,304         154,218
Other income - net .........................           9,948           8,555           15,156          24,627
                                                 -----------     -----------      -----------     -----------
Net income attributable to common
    shareholders ...........................     $ 1,689,990     $   251,709      $ 1,554,865     $   263,078
                                                 ===========     ===========      ===========     ===========

(12)     SUBSEQUENT EVENTS

         On October 7, 1999, the Company completed the first phase of its acquisition of the Dutch power generation company N.V. UNA (UNA). On that date, a subsidiary of the Company purchased 40 percent of the capital stock of UNA for $780 million, which included $354 million in cash and a $426 million five-year promissory note. The promissory note must be prepaid in certain circumstances. In accordance with the stock purchase agreement, the Company's subsidiary has irrevocable fixed commitments to increase its ownership interest in UNA to 52 percent by December 1, 1999 and purchase the remaining shares of UNA on March 1, 2000. The total purchase price of the acquisition is approximately $2.4 billion. All purchase price obligations are denominated in Dutch guilders (NLG). The amounts shown above assume an exchange rate of 2.0565 NLG per U.S. dollar (the exchange rate on October 7, 1999).

         In connection with obtaining the necessary Dutch regulatory approvals, the Company, UNA and the other shareholders of UNA agreed to revise the terms of their original agreement that provided that if UNA's stranded costs exceeded NLG 500 million, the purchase price would be reduced. Any downward adjustment would have been limited to approximately NLG 1.4 billion. Under the amended agreement, the other UNA shareholders are responsible for up to NLG 1.9 billion of UNA's stranded costs. Accordingly, the purchase price was increased by NLG 500 million. This payment will be made in December 1999.

         During the period from October 1, 1999 through November 12, 1999, the Company purchased 90,800 shares of its common stock for $2.4 million at an average price of $26.45 per share. See Note 8 for more information.

         In October 1999, Resources called for redemption the remaining $42.76 million principal amount of its 10% Debentures due 2019. The debentures will be redeemed on November 15, 1999 at 105% of their principal amount plus accrued interest.

         On November 10, 1999, the Brazos River Authority (BRA) issued on behalf of the Company $100 million of revenue refunding bonds having an annual interest rate of 5.20% and a maturity date of December 1, 2018. The BRA bonds will be subject to mandatory tender or optional redemption on December 1, 2002 at a price equal to 100% of the principal amount. The proceeds from the issuance will be used on December 13, 1999 to redeem all outstanding BRA Series 1989B collateralized revenue refunding bonds ($100 million) at a redemption price of 102% of the aggregate principal amount.

         On November 10, 1999, the MCND issued on behalf of the Company $75 million of revenue refunding bonds having an annual interest rate of 5.20% and a maturity date of May 1, 2029. The MCND bonds will be subject to mandatory tender or optional redemption on November 1, 2002 at a price equal to 100% of the principal amount. The proceeds from the issuance will be used on December 13, 1999 to redeem all outstanding MCND Series 1989E collateralized revenue refunding bonds ($75 million) at a redemption price of 102% of the aggregate principal amount.

         On November 12, 1999, a financing subsidiary issued $300 million of Senior Notes due 2002 having an annual interest rate of 7.4%. The proceeds from the issuance were used by the financing subsidiary to purchase Series E Preference Stock of the Company. As a result of the transaction, the financing subsidiary owns 3,160 shares of the Series E Preference Stock. These shares are not deemed outstanding for financial reporting purposes because they are held by a wholly owned financing subsidiary of the Company. The Company anticipates that the proceeds from the sale of such preference stock will be used for general corporate purposes, including the repayment of indebtedness.

         The devaluation of the Brazilian real has resulted in the inability of Light and Metropolitana to distribute adequate dividends to meet debt requirements of a subsidiary of the Company. In July 1999, the subsidiary executed a guarantee of up to $45 million. In November 1999, it is anticipated that the Company will make a capital contribution of approximately $20 million to fund a portion of this obligation.

(13)     COMPANY/RESOURCES INTERIM PERIOD RESULTS; RECLASSIFICATIONS

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

         Reliant Energy, Incorporated (Company), together with various divisions and subsidiaries, including Reliant Energy Resources Corp. (Resources), is a diversified international energy services company. The Company reports its financial information in six segments. The Company's Electric Operations segment operates one of the nation's largest utility in terms of kilowatt-hour (KWH) sales. The Natural Gas Distribution segment includes the gas utility operations of Resources and is the third largest such operation in the U.S. in terms of number of customers served. The Interstate Pipelines segment operates two interstate natural gas pipelines. The Wholesale Energy segment is engaged in the acquisition, development and operation of, and sale of capacity, energy and ancillary services from, domestic and certain international non-utility power generation facilities, and in the wholesale energy trading and marketing and natural gas gathering businesses. The International segment invests in foreign electric and gas retail utility operations, primarily in Latin America. The Corporate segment includes a non-rate regulated retail service business, certain real estate holdings and corporate expenses.


                       CONSOLIDATED RESULTS OF OPERATIONS


                                           THREE MONTHS ENDED                          NINE MONTHS ENDED
                                              SEPTEMBER 30,                               SEPTEMBER 30,
                                        ------------------------      PERCENT       -----------------------       PERCENT
                                          1999           1998          CHANGE           1999          1998        CHANGE
                                        ---------     ----------      -------       ----------    ---------       -------
                                        (IN MILLIONS, EXCEPT PER                     (IN MILLIONS, EXCEPT PER
                                               SHARE  DATA)                                SHARE DATA)
Revenues ..........................     $   4,947     $   3,465            43%      $  11,248     $   8,833           27%
Operating Expenses ................         4,484         2,958            52%         10,275         7,590           35%
Operating Income ..................           463           507            (9%)           973         1,243          (22%)
Other (Expenses) Income (1) .......         2,235           (21)         --             1,861          (428)        --
Interest and Other Charges ........           131           127             3%            407           398            2%
Income Tax Expense ................           877           107          --               872           154         --
                                        ---------     ---------                     ---------     ---------
Net Income (1) ....................     $   1,690     $     252          --         $   1,555     $     263         --
                                        =========     =========                     =========     =========
Basic Income Per Share (1) ........     $    5.92     $    0.89          --         $    5.45     $    0.93         --
Diluted Income Per Share (1) ......     $    5.90     $    0.88          --         $    5.43     $    0.92         --

--------------
(1) Other (Expenses) Income and Net Income reflect the effect of a $1.816 billion non-cash, unrealized pre-tax ($1.161 billion after-tax) accounting gain recorded in the three and nine months ended September 30, 1999 related to the unrealized gain on the Company's investment in Time Warner. No such gain was recorded in 1998. The line items also reflect unrealized gains and losses on the indexed debt securities (ACES and ZENS). Such amounts were a pre-tax gain of $407 million and $7 million for the three and nine month periods of 1999, respectively, compared to a pre-tax loss of $40 million and $484 million for the same periods in 1998, respectively. See Note 7 to the Company's Interim Financial Statements regarding both of these items.

         Third Quarter of 1999 Compared to Third Quarter of 1998. The Company reported consolidated net income of $1.690 billion ($5.92 per basic share) for the third quarter of 1999 compared to consolidated net income of $252 million ($0.89 per basic share) for the third quarter of 1998. The 1999 results reflect a $1.161 billion after-tax, non-cash unrealized accounting gain on the Company's investment in TW Common, a $264 million after-tax, non-cash unrealized gain on indexed debt securities and an after-tax loss of $19 million due to the devaluation of the Brazilian real. The third quarter of 1998 results include a $26 million after-tax, non-cash unrealized accounting loss on indexed debt securities.

         After adjusting for the gains and losses described above, the Company would have had consolidated net income of $283 million ($0.99 per basic share) in the third quarter of 1999 compared to $278 million ($0.98 per basic share) in the third quarter of 1998.

         First Nine Months of 1999 Compared to First Nine Months of 1998. The Company reported consolidated net income of $1.555 billion ($5.45 per basic share) for the first nine months of 1999 compared to consolidated net income of $263 million ($0.93 per basic share) for the same period of 1998. The 1999 results reflect a $1.161 billion after-tax, non-cash unrealized accounting gain on the Company's investment in TW Common, a $4 million after-tax, non-cash unrealized accounting gain on indexed debt securities and a $114 million after-tax loss due to the devaluation of the Brazilian real. Net income for the 1998 period reflects a $315 million after-tax, non-cash unrealized accounting loss on indexed debt securities.

         After adjusting for the gains and losses described above, the Company would have had consolidated net income of $504 million ($1.77 per basic share) for the first nine months of 1999 and $577 million ($2.03 per basic share) for the first nine months of 1998. The $73 million decrease was primarily due to an $80 million after-tax gain on the sale of an Argentine electric distribution company in 1998 and lower earnings in 1999 from the Wholesale Energy, Electric Operations and Interstate Pipelines segments, partially offset by improved results from the International segment.

            The table below shows operating income (loss) by segment:


                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                       SEPTEMBER 30,             SEPTEMBER 30,
                                   --------------------      --------------------
                                    1999         1998         1999         1998
                                   -------      -------      -------      -------
                                                  (IN MILLIONS)
Electric Operations ..........     $   410      $   413      $   837      $   846
Natural Gas Distribution .....         (12)         (17)          80           80
Interstate Pipelines .........          29           27           84           92
Wholesale Energy .............          44           95           53           69
International ................          10           14          (53)         176
Corporate ....................         (18)         (25)         (28)         (20)
                                   -------      -------      -------      -------
      Total Consolidated .....     $   463      $   507      $   973      $ 1,243
                                   =======      =======      =======      =======

ELECTRIC OPERATIONS

         Electric Operations are conducted under the name "Reliant Energy HL&P," an unincorporated division of the Company. Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston (the nation's fourth largest city).


                                                 THREE MONTHS ENDED
                                                    SEPTEMBER 30,
                                             ---------------------------          PERCENT
                                                1999            1998              CHANGE
                                             -----------     -----------        ----------
                                                   (IN MILLIONS)
Operating Revenues:
  Base Revenues (1) ....................     $       975     $       986            (1%)
  Reconcilable Fuel Revenues (2) .......             521             430            21%
                                             -----------     -----------
        Total Operating Revenues .......           1,496           1,416             6%
                                             -----------     -----------
Operating Expenses:
  Fuel and Purchased Power .............             536             447            20%
  Operation and Maintenance ............             214             242           (12%)
  Depreciation and Amortization ........             233             209            11%
  Other Operating Expenses .............             103             105            (2%)
                                             -----------     -----------
       Total Operating Expenses ........           1,086           1,003             8%
                                             -----------     -----------
Operating Income .......................     $       410     $       413            (1%)
                                             ===========     ===========
Electric Sales (MWH):
  Residential ..........................       7,732,696       7,971,198            (3%)
  Commercial ...........................       4,854,343       4,860,627          --
  Industrial - Firm ....................       6,836,545       7,018,296            (3%)
  Municipal and Public Utilities .......         101,231          95,204             6%
                                             -----------     -----------
    Total Firm Billed Sales ............      19,524,815      19,945,325            (2%)
                                             ===========     ===========
Average Cost of Fuel (Cents/MMBtu) .....           198.8           173.4            15%





                                                NINE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             ---------------------------           PERCENT
                                                 1999           1998               CHANGE
                                             -----------     -----------           -------
                                                    (IN MILLIONS)
Operating Revenues:
  Base Revenues (1) ....................     $     2,330     $     2,344              (1%)
  Reconcilable Fuel Revenues (2) .......           1,183           1,100               8%
                                             -----------     -----------
      Total Operating Revenues .........           3,513           3,444               2%
                                             -----------     -----------
Operating Expenses:
  Fuel and Purchased Power .............           1,224           1,147               7%
  Operation and Maintenance ............             640             662              (3%)
  Depreciation and Amortization ........             541             524               3%
  Other Operating Expenses .............             271             265               2%
                                             -----------     -----------
      Total Operating Expenses .........           2,676           2,598               3%
                                             -----------     -----------
Operating Income .......................     $       837     $       846              (1%)
                                             ===========     ===========
Electric Sales (MWH):
  Residential ..........................      16,285,847      16,043,238               2%
  Commercial ...........................      12,507,322      12,182,317               3%
  Industrial - Firm ....................      19,683,042      20,160,044              (2%)
  Municipal and Public Utilities .......         267,626         253,113               6%
                                             ===========     ===========
      Total Firm Billed Sales ..........      48,743,837      48,638,712            --
                                             ===========     ===========

Average Cost of  Fuel (Cents/MMBtu) ....           188.0           176.7               6%

----------------
(1) Includes miscellaneous revenues (including transmission revenues) and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharge, net of over/under recovery of fuel. Pursuant to the Legislation, Reliant Energy HL&P can recover fuel costs during the base rate freeze period from 1999 through 2001.

         Electric Operations' operating income for the third quarter and first nine months of 1999 decreased $3 million and $9 million, respectively, compared to the corresponding 1998 periods. For both periods, the decrease is primarily attributable to milder weather, additional base rate reductions and higher depreciation and amortization expenses, which were partially offset by strong customer growth and reduced operation and maintenance expenses.

         Fuel and purchased power expenses for the third quarter of 1999 increased by $89 million compared to the 1998 period as a result of higher cost per unit for purchased power ($0.0373 per KWH in the 1999 period compared to $0.0270 per KWH in the 1998 period) and higher reconcilable cost of natural gas ($2.65 per MMBtu in the 1999 period compared to $2.08 per MMBtu in the 1998 period).

         Fuel and purchased power expenses for the first nine months of 1999 increased by $77 million compared to the 1998 period as a result of higher reconcilable cost of natural gas ($2.41 per MMBtu for 1999 compared to $2.21 for 1998), lignite ($1.48 per MMBtu for 1999 compared to $1.24 for 1998) and purchased power ($0.0271 per KWH for 1999 compared to $0.0249 for 1998).

         Operations and maintenance expense for the third quarter of 1999 decreased $28 million compared to the same period in 1998, primarily due to lower insurance, advertising and nuclear operation and maintenance expenses. Operations and maintenance expense decreased $22 million for the first nine months of 1999 compared to the same period in 1998. This decrease is attributable to lower costs mentioned above partially offset by higher materials and supplies expense.

         Depreciation and amortization expense increased $24 million and $17 million for the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998 due to the net increase in amortization pursuant to the Legislation.

         Other operating expenses increased for the first nine months of 1999 compared to 1998 largely due to higher state franchise and gross receipts taxes.

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


                                         THREE MONTHS ENDED
                                            SEPTEMBER 30,
                                        ---------------------          PERCENT
                                          1999         1998            CHANGE
                                        --------     --------          -------
                                           (IN MILLIONS)
Operating Revenues:
  Base Revenues ...................     $    156     $    136           15%
  Recovered Gas Revenues ..........          146          130           12%
                                        --------     --------
    Total Operating Revenues ......          302          266           14%
                                        --------     --------


                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             ---------------------          PERCENT
                                               1999         1998            CHANGE
                                             --------     --------          -------
                                                (IN MILLIONS)
Operating Expenses:
  Natural Gas ..........................          156           126            24%
  Operation and Maintenance ............          108           105             3%
  Depreciation and Amortization ........           33            33          --
  Other Operating Expenses .............           17            19           (11%)
                                             --------      --------
    Total Operating Expenses ...........          314           283            11%
                                             --------      --------
Operating Loss .........................     $    (12)     $    (17)           29%
                                             ========      ========
Throughput Data (in Bcf):
  Residential and Commercial Sales .....           33            31             6%
  Industrial Sales .....................           13            14            (7%)
  Transportation .......................           11             9            22%
                                             --------      --------
    Total Throughput ...................           57            54             6%
                                             ========      ========



                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             --------------------      PERCENT
                                               1999         1998       CHANGE
                                             --------     --------     ----------
                                                 (IN MILLIONS)
Operating Revenues:
  Base Revenues ........................     $    578     $    565          2%
  Recovered Gas Cost Revenues ..........          732          762         (4%)
                                             --------     --------
    Total Operating Revenues ...........        1,310        1,327         (1%)
                                             --------     --------
Operating Expenses:
  Natural Gas ..........................          742          758         (2%)
  Operation and Maintenance ............          326          322          1%
  Depreciation and Amortization ........           98           97          1%
  Other Operating Expenses .............           64           70         (9%)
                                             --------     --------
    Total Operating Expenses ...........        1,230        1,247         (1%)
                                             --------     --------
Operating Income .......................     $     80     $     80       --
                                             ========     ========

Throughput Data (in Bcf):
  Residential and Commercial Sales .....          199          200         (1%)
  Industrial Sales .....................           39           42         (7%)
  Transportation .......................           34           32          6%
                                             --------     --------
    Total Throughput ...................          272          274         (1%)
                                             ========     ========

         Natural Gas Distribution operating loss for the third quarter of 1999 decreased $5 million compared to the 1998 period, primarily due to increased revenue from customer growth, weather related usage and increased appliance services and sales. Operating expenses, other than natural gas expense, were consistent between the two periods.

INTERSTATE PIPELINES

         The Interstate Pipelines segment provides interstate gas transportation and related services to customers. These operations are conducted by Reliant Energy Gas Transmission Company and Mississippi River Transmission Corporation, two wholly owned subsidiaries of Resources.


                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             --------------------          PERCENT
                                               1999          1998          CHANGE
                                             --------      --------        -------
                                                 (IN MILLIONS)
Operating Revenues .....................     $     70      $     70          --
Operating Expenses:
  Natural Gas ..........................           10             6            67%
  Operation and Maintenance ............           15            20           (25%)
  Depreciation and Amortization ........           12            13            (8%)
  Other Operating Expenses .............            4             4          --
                                             --------      --------
    Total Operating Expenses ...........           41            43            (5%)
                                             --------      --------
Operating Income .......................     $     29      $     27             7%
                                             ========      ========
Throughput Data (in MMBtu):
  Natural Gas Sales ....................            3             4           (25%)
  Transportation .......................          202           186             9%
    Elimination (1) ....................           (3)           (4)           25%
                                             --------      --------
Total Throughput .......................          202           186             9%
                                             ========      ========



                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                            --------------------       PERCENT
                                             1999         1998         CHANGE
                                            -------      -------      --------
                                                 (IN MILLIONS)
Operating Revenues ....................     $   202      $   218         (7%)
Operating Expenses:
  Natural Gas .........................          18           22        (18%)
  Operation and Maintenance ...........          51           60        (15%)
  Depreciation and Amortization .......          37           32         16%
  Other Operating Expenses ............          12           12       --
                                            -------      -------
    Total Operating Expenses ..........         118          126         (6%)
                                            -------      -------
Operating Income ......................     $    84      $    92         (9%)
                                            =======      =======
Throughput Data (in MMBtu):
  Natural Gas Sales ...................          11           12         (8%)
  Transportation ......................         637          610          4%
    Elimination (1) ...................         (11)         (11)      --
                                            -------      -------
Total Throughput ......................         637          611          4%
                                            =======      =======

------------------
(1)      Elimination of volumes both transported and sold.

         Interstate Pipelines operating income increased by $2 million and decreased by $8 million in the third quarter and first nine months of 1999, respectively, compared to the same periods in 1998. The increase for the three-month period was primarily due to the reduction of operation and maintenance expenses related to continued cost control initiatives. The decrease for the nine-month period is primarily due to the settlement of a dispute related to certain gas purchase contracts that resulted in $6 million of revenues in the second quarter of 1998 and a rate settlement reflected in the first quarter of 1998 as a $5 million reduction of depreciation rates retroactive to July 1996. This decrease was partially offset by lower operation and maintenance expenses related to continued cost control initiatives.

WHOLESALE ENERGY

         Wholesale Energy includes the acquisition, development and operation of, and sales of capacity, energy and ancillary services from, domestic and certain international non-utility power generation facilities; wholesale energy trading and marketing; and natural gas gathering activities. This segment includes operations of subsidiaries owned by the Company and Resources.


                                               THREE MONTHS ENDED
                                                  SEPTEMBER 30,
                                             -------------------------           PERCENT
                                                1999           1998              CHANGE
                                             ----------     ----------          ---------
                                                  (IN MILLIONS)
Operating Revenues .....................     $    2,908     $    1,611             81%
Operating Expenses:
   Natural Gas .........................            945            566             67%
  Purchased Power ......................          1,861            907            105%
  Operation and Maintenance ............             51             35            (46%)
  Depreciation and Amortization ........              6              6           --
  Other Operating Expenses .............              1              2            (50%)
                                             ----------     ----------
    Total Operating Expenses ...........          2,864          1,516             89%
                                             ----------     ----------
Operating Income .......................     $       44     $       95            (54%)
                                             ==========     ==========
Operations Data:
Natural Gas (in Bcf):
  Sales ................................            432            294             47%
  Gathering ............................             70             60             17%
                                             ----------     ----------
    Total ..............................            502            354             42%
                                             ==========     ==========
Electricity (in thousand MWH):
  Wholesale Power Sales ................         43,856         22,353             96%
                                             ==========     ==========




                                                NINE MONTHS ENDED
                                                   SEPTEMBER 30,
                                             ----------------------          PERCENT
                                               1999          1998            CHANGE
                                             ---------     ---------        ---------
                                                   (IN MILLIONS)
Operating Revenues .....................     $   5,854     $   3,416            71%
Operating Expenses:
  Natural Gas ..........................         2,703         1,647            64%
  Purchased Power ......................         2,936         1,604            83%
  Operation and Maintenance ............           139            80            74%
  Depreciation and Amortization ........            18            12            50%
  Other Operating Expenses .............             5             4            25%
                                             ---------     ---------
    Total Operating Expenses ...........         5,801         3,347            73%
                                             ---------     ---------
Operating Income .......................     $      53     $      69           (23%)
                                             =========     =========

Operations Data:
Natural Gas (in Bcf):
  Sales ................................         1,317           800            65%
  Gathering ............................           198           175            13%
                                             ---------     ---------
    Total ..............................         1,515           975            55%
                                             =========     =========
Electricity (in thousand MWH):
  Wholesale Power Sales ................        77,624        52,471            48%
                                             =========     =========

         Wholesale Energy operating income for the third quarter and first nine months of 1999 decreased by $51 million and $16 million, respectively, over the 1998 periods. The decreases are primarily due to milder weather, competition from higher levels of hydro-electric generation imports in the California market and higher operating expense due to staffing increases for trading and marketing activities. The decreases were partially offset by improved margins and volumes from the trading and marketing activities largely due to higher power marketing and petroleum margins offset by lower natural gas margins.

         Wholesale Energy operating revenues increased $1.3 billion and $2.4 billion in the third quarter and first nine months of 1999, respectively, primarily due to an increase in gas and power marketing sales volumes, partially offset by a decrease in the average sales price of gas.

         Wholesale Energy natural gas costs increased $379 million and $1.1 billion in the third quarter and first nine months of 1999, respectively, due to an increase in gas sales volume, partially offset by a decrease in the average price of gas. Wholesale Energy purchased power expense increased $954 million and $1.3 billion in the third quarter and first nine months of 1999, respectively, primarily due to increased power sales volume.

         Wholesale Energy operating and maintenance expense increased $16 million in the third quarter of 1999 compared to the same period of 1998 primarily due to staffing increases for trading and marketing activities. Operation and maintenance expense for Wholesale Energy increased $59 million in the first nine months of 1999 primarily due to operating expenses of the California plants for the full nine months and staffing increases.

         Depreciation and amortization expense for Wholesale Energy remained steady in the third quarter and increased $6 million in the first nine months of 1999 largely due to the depreciation of the California plants for the full period.

         To minimize the Company's risks associated with fluctuations in the price of natural gas and transportation, the Company, primarily through Reliant Energy Services, Inc. (a subsidiary of Resources), enters into futures transactions, swaps and options relating to (i) certain commitments to buy, sell and transport natural gas, (ii) existing natural gas and heating oil inventory,
(iii) future power sales and natural gas purchases by generation facilities,
(iv) crude oil and refined products and (v) certain anticipated transactions, some of which carry off-balance sheet risk. Reliant Energy Services also enters into commodity derivatives in its trading and price risk management activities. For a discussion of the Company's accounting treatment of derivative instruments, see Note 2 of the Company 10-K Notes and Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the Company Form 10-K.

INTERNATIONAL

         The International segment includes Reliant Energy International, Inc. (a wholly owned subsidiary of the Company) and the international operations of Resources. Substantially all of International's operations are in Latin America.


                                              THREE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             -------------------      PERCENT
                                              1999         1998       CHANGE
                                             -------     -------     ---------
                                               (IN MILLIONS)
Operating Revenues .....................     $    34     $    32           6%
Operating Expenses:
  Fuel .................................          11           5         120%
  Operation and Maintenance ............          12          12        --
  Depreciation and Amortization ........           1           1        --
                                             -------     -------
    Total Operating Expenses ...........          24          18          33%
                                             -------     -------
Operating Income .......................     $    10     $    14         (29%)
                                             =======     =======


                                               NINE MONTHS ENDED
                                                 SEPTEMBER 30,
                                             ---------------------       PERCENT
                                               1999         1998         CHANGE
                                             --------     --------       -------
                                                   (IN MILLIONS)
Operating Revenues .....................     $     26      $    228         (89%)
Operating Expenses:
  Fuel .................................           36            15         140%
  Operation and Maintenance ............           40            34          18%
  Depreciation and Amortization ........            3             3        --
                                             --------     ---------
    Total Operating Expenses ...........           79            52          52%
                                             --------     ---------
Operating Income (Loss) ................     $    (53)     $    176        --
                                             ========     =========

         International had operating income of $10 million in the third quarter of 1999 and operating loss of $53 million in the first nine months of 1999 compared to operating income of $14 and $176 million in the same periods of 1998, respectively.

         The third quarter of 1999 operating income includes a $19 million after tax loss resulting from the devaluation of the Brazilian real on Light and Metropolitana's non-local currency denominated debt. Such devaluation losses stem from the Brazilian government's January 1999 decision to allow the Brazilian real to float against other foreign currencies. Excluding the loss from the currency devaluation, operating income for the third quarter of 1999 was $29 million. The increase from the prior year, after consideration of the currency devaluation, is primarily attributed to increases in equity earnings. For more information regarding risks of the Company's international operations, see "Certain Factors Affecting Future Earnings - Risks of International Operations" below.

         The operating loss for the nine-month period of 1999 includes a $114 million after tax loss resulting from the devaluation of the Brazilian real as discussed above. Excluding the loss from the currency devaluation, operating income for the first nine months of 1999 was $61 million. The decrease from the prior year is primarily attributed to a $138 million pre-tax gain on the sale of International's 63% interest in an Argentine electric distribution company in 1998. This was partially offset by increased equity earnings and earnings from a cogeneration facility that became operational in November 1998.

         Fuel expenses increased in the third quarter and first nine months of 1999 compared to the same periods in 1998 primarily due to the cogeneration facility that became operational in November 1998.

CORPORATE

         In the third quarter of 1999, Corporate had an operating loss of $18 million compared to an operating loss of $25 million in 1998. The operating loss for the first nine months of 1999 was $28 million compared to an operating loss of $20 million for the 1998 period. The improved results in the third quarter of 1999 compared to 1998 were due to reduced benefit liabilities. The increased operating loss in the nine month period compared to the 1998 period is due to increased information system, general insurance liability and business development expenses.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

         For information on developments, factors and trends that may have an impact on the Company's future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" in the Company Form 10-K, which is incorporated herein by reference. Among the factors discussed are: "Competition and Restructuring of the Electric Utility Industry," "Competition - Other Operations," "Fluctuation In Commodity Prices and Derivative Instruments," "Accounting Treatment of ACES," "Impact of the Year 2000 Issue and Other System Implementation Issues," "Risks of International Operations," "Environmental Expenditures" and "Other Contingencies." Certain updated information contained in the Notes to the Company's Interim Financial Statements is referenced below.

ACCOUNTING TREATMENT OF ACES AND ZENS

         For information on the accounting treatment of the ACES, the Company's investment in Time Warner common stock (TW Common) and the ZENS issued in September 1999, see Note 7 to the Company's Interim Financial Statements.

TEXAS ELECTRIC CHOICE PLAN

         In June 1999, the State of Texas adopted legislation that substantially amends the regulatory structure governing electric utilities in order to allow retail competition beginning on January 1, 2002. In preparation for that competition, the Company will make significant changes in the electric utility operations it conducts through Reliant Energy HL&P. For additional information regarding the Legislation, see Note 2 to the Company's Interim Financial Statements. The Legislation is further described in Note 2 to the Company Second Quarter 10-Q, which description is incorporated herein by reference.

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

         All of the Company's and its subsidiaries' business units have completed a Year 2000 Project analysis of critical systems and equipment that control the production and delivery of energy, as well as corporate, departmental and personnel systems and equipment. Remediation and testing of all systems and equipment that could affect the production and delivery of energy (Priority 1 items) were completed during the second quarter of 1999. The Company also completed Year 2000 contingency planning during the second quarter of 1999. Remediation and testing of substantially all systems and equipment that impact financial operation processes such as billing, repairs and payroll (Priority 2 items) were completed during the third quarter of 1999. It is anticipated that work will be completed by December 31, 1999 with respect to Priority 3 items (activities that would cause inconvenience or productivity loss, such as air conditioning systems and elevators). The following table illustrates the Company's completion percentages for the Year 2000 activities as of October 31, 1999:


                          PRIORITY 1            PRIORITY 2            PRIORITY 3
                        --------------        --------------       ---------------
Assessment .........        100%                  100%                   100%
Conversion .........        100%                  100%                    99%
Testing ............        100%                  100%                    98%
Implementation .....        100%                  100%                    96%

         Total direct costs of resolving the Year 2000 issue with respect to the Company and its subsidiaries are expected to be between $30 and $35 million and include approximately $26.3 million spent through September 30, 1999.

         The Company is in the process of implementing SAP America, Inc.'s (SAP) proprietary R/3 enterprise software. Although it is anticipated that the implementation of the SAP system will have the incidental effect of negating the need to modify many of the Company's computer systems to accommodate the Year 2000 problem, the Company does not deem the costs of the SAP system as directly related to its Year 2000 compliance program. Portions of the SAP system were implemented in December 1998, March 1999 and September 1999, and it is expected that the final portion of the SAP system will be fully implemented by August 2000. The cost of implementing the SAP system is currently estimated to be approximately $226 million, inclusive of internal costs. As of September 30, 1999, $173 million has been spent on the implementation.

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

         To offset the devaluation of the Brazilian real, and the resulting increased operating costs and inflation, Light and Metropolitana received tariff rate increases of 16% and 21%, respectively, which were phased in during June and July 1999. Light also received its annual rate adjustment in November 1999 resulting in a tariff rate increase of 11%. The Company is pursuing additional tariff increases to mitigate the impact of the devaluation; however, there can be no assurance that such adjustments will be timely or that they will permit substantial recovery of the impact of the devaluation.

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

                         LIQUIDITY AND CAPITAL RESOURCES

         For the nine months ended September 30, 1999, the Company's net cash provided by operating activities decreased $48 million compared to the same period in 1998 due in part to a $141 million tax refund received in the 1998 period and changes in working capital.

         Net cash used in investing activities increased $505 million for the nine months ended September 30, 1999 compared to the 1998 period primarily due to the purchase of additional TW Common.

         Cash flows from financing activities for the nine months ended September 30, 1999 reflected a cash inflow of $641 million as compared to a cash outflow of $367 million for the same period in 1998. The funds in 1999 included proceeds from the issuance of indexed debt securities, trust preferred securities, commercial paper, pollution control revenue bonds and borrowings under a Euro revolving credit facility, partially offset by the extinguishment of long-term debt, the payment of common stock dividends and the payment of notes payable.

         On October 7, 1999, a subsidiary of the Company purchased the 619-megawatt Indian River Steam Generation Plant in Florida for $205 million. External funding for the acquisition was obtained through the issuance of commercial paper at a financing subsidiary of the Company.

         On October 7, 1999, a subsidiary of the Company purchased 40% of the capital stock of UNA for $780 million, which included $354 million in cash and a $426 million five-year promissory note. The promissory note must be prepaid under certain circumstances. In accordance with the stock purchase agreement, the Company's subsidiary has irrevocable fixed commitments to increase its ownership interest of UNA to 52% by December 1, 1999 and will purchase the remaining shares of UNA on March 1, 2000. The total purchase price of the acquisition is approximately $2.4 billion. All purchase price obligations are denominated in NLG. The dollar amounts shown above assume an exchange rate of
2.0565 NLG per U.S. dollar (the exchange rate on October 7, 1999). The Company is evaluating financing alternatives in connection with the funding of increases in its UNA ownership interest and promissory note payments.

         During the three months ended September 30, 1999 and the period from October 1, 1999 through November 8, 1999, the Company purchased 1,419,200 and 90,800 shares, respectively, of its common stock for $38.8 million and $2.4 million. As of September 30, 1999, the Company was authorized to purchase an additional $47.5 million of its common stock.

         The following tables provide information about the Company's and Resources' unused sources of capital at September 30, 1999 and financing transactions that occurred in the third quarter of 1999.

                 UNUSED SOURCES OF CAPITAL AT SEPTEMBER 30, 1999


                                SOURCE                                                  AVAILABILITY
                                ------                                                  ------------
                                                                                        (IN MILLIONS)

COMPANY:
$200 million revolving credit facility (1).........................       $   200
Shelf registration statements (2)..................................       $   230 preferred stock
                                                                              580 debt securities
                                                                              125 trust preferred securities and
                                                                                  related junior subordinated debt
                                                                                  securities
                                                                              406 common stock (3)

RESOURCES:(4)
$350 million revolving credit facility (5).........................       $   293

FINANCING SUBSIDIARIES:
$1.6 billion revolving credit facility (6).........................       $   508
Euro 560 million revolving credit facility (7).....................       Euro  222 (approximately $236)

----------------

(1)      Supports up to $200 million of commercial paper borrowings.
(2) Issuance of securities under the shelf registration statements is subject to market and other conditions.
(3) Amount is based on the closing price of the common stock as of September 30, 1999. The registration statement covers the sale of 15 million shares.
(4) Resources also has a $350 million receivables facility that was fully utilized at September 30, 1999.
(5) Supports commercial paper borrowings and has a $65 million subfacility which may be used for letters of credit. At September 30, 1999, there were outstanding letters of credit totaling $22.8 million and outstanding commercial paper of $34.2 million.
(6)      Supports up to $1.6 billion of commercial paper borrowings.
(7)      Borrowings under this facility are denominated in Euros.

         On September 30, 1999, Reliant Energy Power Generation, Inc. (REPG), a wholly owned subsidiary of the Company, had Euro 338 million (approximately $360 million) invested at an overnight rate of 2.25% in anticipation of funding the cash portion (approximately $354 million) of the acquisition of a 40% interest in UNA which occurred on October 7, 1999.

         Reliant Energy HL&P plans to file an application with the Public Utility Commission of Texas requesting a financing order authorizing the issuance by a special purpose entity organized by the Company, pursuant to the Legislation, of approximately $1 billion of transition bonds related to Reliant Energy HL&P's generation related regulatory assets. Payments on the transition bonds will be made from non-bypassable transition charges to Reliant Energy HL&P's transmission and distribution customers. The offering and sale of the transition bonds will be registered under the Securities Act of 1933 and is expected to be consummated in the first quarter of 2000.

                  THIRD QUARTER 1999 REPAYMENTS AND REDEMPTIONS


TYPE OF DEBT                                                                        AMOUNT
------------                                                                     -------------
                                                                                 (IN MILLIONS)
COMPANY OR ON BEHALF OF COMPANY:
Brazos River Authority (BRA) 7.625% Collateralized Revenue Refunding Bonds,
Series 1989A ...................................................................     $  100
Matagorda County Navigation District Number One (MCND) 7.125% Collateralized
   Revenue Refunding Bonds, Series 1989C .......................................        100
Reduction in outstanding commercial paper ......................................         47

RESOURCES:
8.875% Notes due 1999 ..........................................................        200

FINANCING SUBSIDIARIES:
Reduction in outstanding commercial paper ......................................        328

         On October 1, 1999, MCND Series 1989D 7.60% Collateralized Pollution Control Revenue Bonds aggregating $70.315 million were redeemed at 102% of their principal amount plus accrued interest.

         In October 1999, Resources called for redemption the remaining $42.76 million principal amount of its 10% Debentures due 2019. The debentures will be redeemed on November 15, 1999 at 105% of their principal amount plus accrued interest.

                          THIRD QUARTER 1999 FINANCINGS


TYPE OF DEBT                                      AMOUNT                        INTEREST RATE      MATURITY DATE
------------                                   -------------                    -------------      --------------
                                               (IN MILLIONS)
COMPANY:
MCND 5.95% Revenue Refunding Bonds (1)         $   70.315                         5.95%                 2030

ZENS (2)                                       $    1,000                          2.0%                 2029

RESOURCES:
Receivables Facility (3)                       $       50                         5.53%                 2000

FINANCING SUBSIDIARIES:
Bank Borrowings (4)                            Euro 338 (approximately $360)     3.127%                 2000

------------------

(1) On behalf of the Company. Proceeds from the sale were used October 1, 1999 to redeem $70.315 million 7.6% MCND Series 1989D collateralized revenue refunding bonds at a price of 102%.
(2) See Notes 7 and 10(a) to the Interim Financial Statements for a description of the ZENS.
(3) In August 1999, Resources increased the size of its receivables facility from $300 million to $350 million and received an additional $50 million from its sale of receivables. The receivables facility expires in August 2000.
(4) In September 1999, a finance subsidiary of the Company established a Euro 560 million (approximately $596 million) revolving credit facility expiring in September 2000 and borrowed Euro 338 million under such facility.

         On April 8, 1999, in anticipation of the UNA transaction, REPG entered into call option agreements with several banks to hedge the impact of foreign exchange movements in NLG. These call options provided the right, but not the obligation, to purchase 695 million NLG at strike prices ranging from 1.99 to
2.01 NLG per US dollar. The total premium paid for the options, which expired on October 26, 1999, was $7.7 million. The premium was being amortized on a straight line basis. On October 12, 1999, REPG sold the remaining value in the call options for $0.6 million which will be reflected in the fourth quarter results of operations.

         Due to the worsening economic and political conditions in Colombia, S.A., the Company expects that 1999 operating cash flow for certain of its Colombian operations will not meet their working capital and capital expenditure needs. Consequently, a short-term loan was entered into by the Colombian operating companies. In September 1999, the Company made a contribution of approximately $33 million and expects to make an additional contribution of approximately $12 million during the fourth quarter of 1999. These funds will be used in large part to repay the short-term loan.

         In November 1999, Light issued 650 million Brazilian reais of subordinated debentures. The proceeds of the debentures will be used to retire approximately $325 million of non-local currency denominated borrowings. At September 30, 1999, one U.S. dollar could be exchanged for 1.9223 Brazilian reais.

         On November 10, 1999, the BRA issued on behalf of the Company $100 million of revenue refunding bonds having an annual interest rate of 5.20% and a maturity date of December 1, 2018. The BRA bonds will be subject to mandatory tender or optional redemption on December 1, 2002 at a price equal to 100% of the principal amount. The proceeds from the issuance will be used on December 13, 1999 to redeem all outstanding BRA Series 1989B collateralized revenue refunding bonds ($100 million) at a redemption price of 102% of their aggregate principal amount.

         On November 10, 1999, the MCND issued on behalf of the Company $75 million of revenue refunding bonds having an annual interest rate of 5.20% and a maturity date of May 1, 2029. The MCND bonds will be subject to mandatory tender or optional redemption on November 1, 2002 at a price equal to 100% of the principal amount. The proceeds from the issuance will be used on December 13, 1999 to redeem all outstanding MCND Series 1989E collateralized revenue refunding bonds ($75 million) at a redemption price of 102% of their aggregate principal amount.

         On November 12, 1999, a financing subsidiary issued $300 million of Senior Notes due 2002 having an annual interest rate of 7.4%. The proceeds from the issuance were used by the financing subsidiary to purchase Series E Preference stock of the Company. As a result of the transaction, the financing subsidiary owns 3,160 shares of the Series E Preference Stock. The Company anticipates that the proceeds from the sale of such preference stock will be used for general corporate purposes, including the repayment of indebtedness.

         The devaluation of the Brazilian real has resulted in the inability of Light and Metropolitana to distribute adequate dividends to meet debt requirements of a subsidiary of the Company. In July 1999, the subsidiary executed a guarantee of up to $45 million. In November 1999, it is anticipated that the Company will make a capital contribution of approximately $20 million to fund a portion of this obligation. If Light and Metropolitana are not able to distribute adequate dividends to meet debt requirements of the subsidiary, it is anticipated that the Company will make a capital contribution in May 2000 to fund the remainder of this obligation.

         The Company believes that its current level of cash and borrowing capability along with future cash flows from operations is sufficient to meet the needs of its existing businesses. However, to achieve its objectives, the Company may, when necessary, supplement its available cash resources by seeking funds in the equity or debt markets.

                              NEW ACCOUNTING ISSUES

         In 2001, the Company and Resources expect to adopt Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company and Resources are in the process of determining the effect of the adoption of SFAS No. 133 on their consolidated financial statements.

                          QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK OF THE COMPANY

         The Company and its subsidiaries have financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices, foreign currency exchange rate risk and energy commodity prices, see
Item 7A of the Company Form 10-K. These risks have not materially changed from the market risks disclosed in the Company Form 10-K, except as discussed below. As described in "Management's Discussion and Analysis of Financial Conditions and Results of Operations of the Company," for the nine months period ended on September 30, 1999, the Company reported a $114 million charge to net income and a $65 million charge to other comprehensive income, due to the devaluation of the Brazilian real. The charge to net income reflects increases in the liabilities at Light and Metropolitana for their non-local currency denominated borrowings using the exchange rate in effect at September 30, 1999 and a monthly weighted average exchange rate for the nine-month period then ended. The charge to other comprehensive income reflects the translation effect on the local currency denominated net assets underlying the Company's investment in Light. As of September 30, 1999, the Brazilian real exchange rate was 1.9223 per U.S. dollar. An increase of 10% from the September 30, 1999 exchange rate would result in the Company recording an additional charge of $18 million and $14 million to net income and other comprehensive income, respectively.

         As discussed in Notes 7 and 10 to the Company's Interim Financial Statements, the Company owns approximately 55 million shares of TW Common, of which approximately 38 million and 17 million shares are expected to economically hedge the ACES and ZENS, respectively. Unrealized gains and losses resulting from changes in the market value of the Company's TW Common are recorded in the Consolidated Statement of Operations. Increases in the market value of TW Common result in an increase in the liability for the ZENS and ACES and are recorded as a non-cash expense. Such non-cash expense will be offset by an unrealized gain on the Company's TW Common investment. However, if the market value of TW Common declines below $58.25, the ZENS payment obligation will not decline below its original principal amount. Therefore, a decrease of 10% from the September 30, 1999 market value of TW Common of $60.75 per share would result in a $40 million after-tax unrealized loss on the TW Common investment that would not be offset by the decrease in the liability for the ZENS.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                           THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                   SEPTEMBER 30,
                                                     ------------------------------- -------------------------------
                                                          1999            1998            1999            1998
                                                     --------------- --------------- --------------- ---------------

REVENUES............................................. $  3,446,925    $  1,927,156      $7,705,879    $  5,062,167
                                                     --------------- --------------- --------------- ---------------

EXPENSES:
  Natural gas and purchased power....................    3,171,485       1,685,067       6,793,915       4,221,741
  Operation and maintenance..........................      176,522         140,331         461,897         426,506
  Depreciation and amortization......................       50,045          53,240         148,159         144,305
  Taxes other than income taxes......................       21,145          24,865          79,054          86,734
                                                     --------------- --------------- --------------- ---------------
                                                         3,419,197       1,903,503       7,483,025       4,879,286
                                                     --------------- --------------- --------------- ---------------

OPERATING INCOME.....................................       27,728          23,653         222,854         182,881
                                                     --------------- --------------- --------------- ---------------

OTHER INCOME (EXPENSE):
  Interest expense...................................      (30,378)        (25,736)        (90,231)        (78,115)
  Distributions on trust securities..................          (64)           (106)           (261)           (533)
  Other - net........................................        1,846           1,049           8,604           5,585
                                                     --------------- --------------- --------------- ---------------
                                                           (28,596)        (24,793)        (81,888)        (73,063)
                                                     --------------- --------------- --------------- ---------------

INCOME (LOSS) BEFORE INCOME TAXES....................         (868)         (1,140)        140,966         109,818

INCOME TAX EXPENSE...................................        5,664           1,446          70,569          55,449
                                                     --------------- --------------- --------------- ---------------

NET INCOME (LOSS).................................... $     (6,532)   $     (2,586)   $     70,397    $     54,369
                                                     =============== =============== =============== ===============

           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS


                                                                              SEPTEMBER 30,         DECEMBER 31,
                                                                                   1999                 1998
                                                                            -------------------  -------------------
CURRENT ASSETS:
  Cash and cash equivalents.............................................      $      69,507        $      26,576
  Accounts and notes receivable, principally customer...................            874,324              682,552
  Unbilled revenue......................................................             44,851              145,131
  Accounts and notes receivable - affiliated companies, net.............                                 193,177
  Income tax receivable.................................................             44,270
  Materials and supplies................................................             35,100               33,947
  Fuel, gas and petroleum products......................................            148,015              161,085
  Price risk management assets..........................................            481,147              265,203
  Other current assets..................................................             49,611               39,234
                                                                            -------------------  -------------------
    Total current assets................................................          1,746,825            1,546,905
                                                                            -------------------  -------------------

PROPERTY, PLANT AND EQUIPMENT:
  Natural gas distribution and gathering systems........................          1,870,869            1,686,159
  Interstate pipelines..................................................          1,316,329            1,302,829
  Other.................................................................             20,870               13,976
                                                                            -------------------  -------------------
    Total...............................................................          3,208,068            3,002,964
  Less accumulated depreciation and amortization........................            290,317              187,936
                                                                            -------------------  -------------------
  Property, plant and equipment - net...................................          2,917,751            2,815,028
                                                                            -------------------  -------------------

OTHER ASSETS:
  Goodwill - net........................................................          1,994,608            2,050,386
  Price risk management assets..........................................            100,593               21,414
  Deferred debits ......................................................            259,522              221,788
                                                                            -------------------  -------------------
    Total other assets..................................................          2,354,723            2,293,588
                                                                            -------------------  -------------------

TOTAL ASSETS............................................................      $   7,019,299        $   6,655,521
                                                                            ===================  ===================

           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                                SEPTEMBER 30,        DECEMBER 31,
                                                                                   1999                 1998
                                                                            -------------------  -------------------
CURRENT LIABILITIES:
  Current maturities of long-term debt..................................      $     201,671        $     203,438
  Receivables facility..................................................            350,000              300,000
  Notes payable.........................................................             34,200
  Accounts payable, principally trade...................................            694,467              622,262
  Accounts and notes payable - affiliated companies, net................             55,938
  Interest payable......................................................             29,030               36,197
  Other taxes...........................................................             42,971               42,107
  Customer deposits.....................................................             33,349               36,985
  Price risk management liabilities.....................................            457,420              227,652
  Other current liabilities.............................................            233,063              172,616
                                                                            -------------------  -------------------
        Total current liabilities.......................................          2,132,109            1,641,257
                                                                            -------------------  -------------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes.....................................            548,334              511,070
  Price risk management liabilities.....................................             95,494               29,108
  Other.................................................................            318,178              397,141
                                                                            -------------------  -------------------
      Total deferred credits and other liabilities......................            962,006              937,319
                                                                            -------------------  -------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES.................................          1,292,479            1,513,289
                                                                            -------------------  -------------------

       Total Liabilities................................................          4,386,594            4,091,865
                                                                            -------------------  -------------------

COMMITMENTS AND CONTINGENCIES (NOTE 1)

RESOURCES OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
   DEBENTURES OF RESOURCES - NET........................................              1,066                1,157
                                                                            -------------------  -------------------

STOCKHOLDER'S EQUITY:
  Common stock..........................................................                  1                    1
  Paid-in capital.......................................................          2,463,831            2,463,831
  Retained earnings.....................................................            185,068              114,671
  Accumulated other comprehensive income................................            (17,261)             (16,004)
                                                                            -------------------  -------------------
        Total stockholder's equity......................................          2,631,639            2,562,499
                                                                            -------------------  -------------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...........................      $   7,019,299        $   6,655,521
                                                                            ===================  ===================

           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                            ----------------------------------------
                                                                                   1999                 1998
                                                                            -------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................      $      70,397        $      54,369
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization.......................................            148,159              144,305
    Deferred income taxes...............................................             46,356               21,029
  Changes in other assets and liabilities:
    Accounts and notes receivable - net.................................            (91,492)            (473,373)
    Inventories.........................................................             11,917             (116,942)
    Other current assets................................................            (10,377)             (18,056)
    Accounts payable....................................................             86,240              511,261
    Accounts and notes receivable/payable - affiliated companies........            249,115               92,959
    Interest and taxes accrued..........................................            (59,665)             (55,780)
    Other current liabilities...........................................             56,811              (34,844)
    Net price risk management activities................................              1,031              (20,974)
    Other - net.........................................................           (118,286)              88,364
                                                                            -------------------  -------------------
        Net cash provided by operating activities.......................            390,206              192,318
                                                                            -------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................           (200,858)            (184,301)
  Other -  net..........................................................             (7,950)               4,032
                                                                            -------------------  -------------------
        Net cash used in investing activities...........................           (208,808)            (180,269)
                                                                            -------------------  -------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Retirements and reacquisitions of long-term debt......................           (212,042)             (76,000)
  Proceeds from receivables facility....................................             50,000
  Increase (decrease) in notes payable..................................             34,200             (216,931)
  Proceeds from issuance of debentures..................................                                 298,514
  Redemption of convertible securities..................................                (57)             (10,399)
  Other - net...........................................................            (10,568)             (20,504)
                                                                            -------------------  -------------------
      Net cash used in financing activities.............................           (138,467)             (25,320)
                                                                            -------------------  -------------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....................             42,931              (13,271)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD....................             26,576               35,682
                                                                            -------------------  -------------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..........................      $      69,507        $      22,411
                                                                            ===================  ===================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash payments:
  Interest (net of amounts capitalized).................................      $      93,493        $      97,822
  Income taxes - net....................................................             66,095              (57,863)

           See Notes to Resources' Consolidated Financial Statements.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                  CONSOLIDATED STATEMENTS OF RETAINED EARNINGS
                         AND COMPREHENSIVE INCOME (LOSS)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------------------------------------------
                                                              1999                              1998
                                                ---------------------------------  ---------------------------------
RETAINED EARNINGS:
  Balance at beginning of period.............    $     191,600                      $      77,802
  Net loss...................................           (6,532)   $      (6,532)           (2,586)   $      (2,586)
                                                ----------------                   ----------------
  Balance at end of period...................    $     185,068                      $      75,216
                                                ================                   ================

ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS), NET OF TAX:
  Balance at beginning of period.............    $     (14,685)                     $     (10,669)
  Unrealized loss on available for sale
    securities, net of tax of $1,449 and
    $3,304                                              (2,576)          (2,576)           (5,874)          (5,874)
                                                ----------------                   ----------------
  Balance at end of period...................    $     (17,261)                     $     (16,543)
                                                ================                   ================

                                                                 ----------------                   ----------------
COMPREHENSIVE LOSS...........................                     $      (9,108)                     $      (8,460)
                                                                 ================                   ================



                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------------------------------------------
                                                              1999                              1998
                                                ---------------------------------  ---------------------------------
RETAINED EARNINGS:
  Balance at beginning of period.............    $     114,671                      $      20,847
  Net income.................................           70,397    $      70,397            54,369     $      54,369
                                                ----------------                   ----------------
  Balance at end of period...................    $     185,068                      $      75,216
                                                ================                   ================

ACCUMULATED OTHER COMPREHENSIVE INCOME
   (LOSS), NET OF TAX:
  Balance at beginning of period.............    $     (16,004)                     $      (5,634)
  Unrealized loss on available for sale
    securities, net of tax of $707 and $6,136           (1,257)          (1,257)          (10,909)          (10,909)
                                                ----------------                   ----------------
  Balance at end of period...................    $     (17,261)                     $     (16,543)
                                                ================                   ================

                                                                 ----------------                    ---------------
COMPREHENSIVE INCOME.........................                     $      69,140                       $      43,460
                                                                 ================                    ===============

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

     In accordance with SFAS No. 131, the Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, International and Corporate. See Note 11 to the Company's Interim Financial Statements for a description of these segments.

       Financial data for business segments are as follows (in thousands):


                                                                                                        ELIMINATION
                                                                                                          OF NON-
                                NATURAL GAS     INTERSTATE    WHOLESALE    CORPORATE     RECONCILING      RESOURCE
                                DISTRIBUTION     PIPELINES     ENERGY      AND OTHER    ELIMINATIONS(1)  OPERATIONS    CONSOLIDATED
                                ------------   -----------   -----------   -----------  ---------------  -----------   ------------
For the Three Months Ended
September 30, 1999:

Revenues ....................   $   302,387    $    37,303   $ 2,847,388   $   229,392                   $    30,455    $ 3,446,925
Intersegment revenues .......           311         32,721        60,731        20,644    $  (114,407)
Operating income (loss) .....       (12,349)        28,767        43,584       (17,247)                      (15,027)        27,728

For the Three Months Ended
September 30, 1998:

Revenues ....................       265,911         34,110     1,584,472       133,349                       (90,686)     1,927,156
Intersegment revenues .......           266         36,284        26,181        24,002        (86,733)
Operating income (loss) .....       (17,212)        27,421        94,511       (24,814)                      (56,253)        23,653

As of and for the Nine Months
Ended September 30, 1999:

Revenues ....................   $ 1,309,241    $    90,608   $ 5,692,028   $   616,630                   $    (2,628)   $ 7,705,879
Intersegment revenues .......           912        111,638       162,024        56,579    $  (331,153)
Operating income (loss) .....        80,141         83,866        53,378       (27,829)                       33,298        222,854

Total assets ................     2,960,971      2,025,244     2,725,752     4,010,246       (645,877)    (4,057,037)     7,019,299

As of and for the Nine Months
Ended September 30, 1998:

Revenues ....................     1,326,672        103,919     3,298,008       432,648                       (99,080)     5,062,167
Intersegment revenues .......           890        113,972       118,040        69,945       (302,847)
Operating income (loss) .....        80,403         92,343        68,551       (21,065)                      (37,351)       182,881

Total assets ................     2,830,260      2,116,927     2,108,629     1,762,848       (851,829)    (1,019,779)     6,947,056

----------

(1) Includes data for operations conducted at the parent level and for subsidiaries of the Company that are not Resources entities. This data is eliminated for purposes of the consolidated data at the Company level.

     Reconciliation of operating income to net income (loss) (in thousands) is as follows:


                                                      THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                         SEPTEMBER 30,                      SEPTEMBER 30,
                                                ---------------------------------  ---------------------------------
                                                        1999             1998              1999              1998
                                                ---------------- ----------------  ----------------  ---------------
Operating income..............................  $       27,728   $       23,653    $      222,854    $      182,881
Interest expense..............................          30,378           25,736            90,231            78,115
Distribution on trust securities..............              64              106               261               533
Income tax expense............................           5,664            1,446            70,569            55,449
Other income - net............................           1,846            1,049             8,604             5,585
                                                ---------------- ----------------  ----------------  ---------------
Net income (loss).............................  $       (6,532)  $       (2,586)   $       70,397    $       54,369
                                                ================ ================  ================  ===============

(7) COMPANY/RESOURCES INTERIM PERIOD RESULTS; RECLASSIFICATIONS -- see Note 13 to the Company's Interim Financial Statements.

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

     Resources meets the conditions specified in General Instruction H to Form 10-Q and is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Resources has omitted from this report the information called for by Item 3 (quantitative and qualitative disclosure about market risk) of Part I and the following Part II items of Form 10-Q: Item 2 (changes in securities and use of proceeds), Item 3 (defaults upon senior securities) and Item 4 (submission of matters to a vote of security holders). The following discussion explains material changes in the amount of revenue and expense items of Resources between the three and nine month periods ended September 30, 1999 and 1998. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of Resources Form 10-K, the Resources 10-K Notes referred to herein and Resources' Interim Financial Statements contained in this Form 10-Q.

                       CONSOLIDATED RESULTS OF OPERATIONS


                                                                   THREE MONTHS ENDED
                                                                      SEPTEMBER 30,
                                                          -------------------------------------         PERCENT
                                                                1999               1998                 CHANGE
                                                          -----------------  ------------------   ------------------
                                                                     (IN THOUSANDS)
Operating Revenues...................................     $      3,446,925   $      1,927,156            79%
Operating Expenses...................................            3,419,197          1,903,503            80%
Operating Income - Net...............................               27,728             23,653            17%
Interest Expense ....................................               30,378             25,736            18%
Distributions on Trust Securities....................                   64                106           (40%)
Other Income - Net...................................                1,846              1,049            76%
Income Tax Expense...................................                5,664              1,446            --
                                                          -----------------  ------------------
  Net Income (Loss)..................................     $         (6,532)  $         (2,586)           --
                                                          =================  ==================


                                                                   NINE MONTHS ENDED
                                                                     SEPTEMBER 30,
                                                          -------------------------------------        PERCENT
                                                                1999               1998                CHANGE
                                                          -----------------  ------------------   ------------------
                                                                     (IN THOUSANDS)
Operating Revenues...................................     $      7,705,879   $      5,062,167            52%
Operating Expenses...................................            7,483,025          4,879,286            53%
Operating Income - Net...............................              222,854            182,881            22%
Interest Expense.....................................               90,231             78,115            16%
Distributions on Trust Securities....................                  261                533           (51%)
Other Income - Net...................................                8,604              5,585            54%
Income Tax Expense...................................               70,569             55,449            27%
                                                          -----------------  ------------------
  Net Income.........................................     $         70,397   $         54,369            29%
                                                          =================  ==================

     Resources' net loss increased $3.9 million in the third quarter of 1999 compared to the 1998 period, primarily due to an increase in the quarterly effective tax rate, interest expense and general insurance liability expense, partially offset by an increase in operating income from Wholesale Energy trading and marketing activities and a decrease in operating loss from the Natural Gas Distribution segment. Wholesale Energy trading and marketing activities increased due to improved margins and volumes partially offset by higher operating expenses due to staffing increases. Improved margins from trading and marketing activities were largely due to higher power marketing and petroleum margins offset by lower natural gas margins. Natural Gas Distribution's operating loss for the third quarter of 1999 compared to the same period in 1998 decreased primarily due to increased revenue from customer growth, weather related usage and increased appliance services and sales.

     Resources' net income increased $16 million in the nine months of 1999 compared to the 1998 period primarily due to increased operating income related to improved trading and marketing results at Wholesale Energy, as discussed above. This increase was partially offset by lower operating income at Interstate Pipelines for the nine-month period and increased interest and general insurance liability expenses. Interstate Pipelines' operating income decreased primarily due to the settlement of a dispute related to certain gas purchase contracts that resulted in $6 million of revenues in the second quarter of 1998 and a rate settlement reflected in the first quarter of 1998 as a $5 million reduction of depreciation rates retroactive to July 1996. This decrease from Interstate Pipelines was partially offset by lower operation and maintenance expenses related to continued cost control initiatives in this segment.

     Resources' revenues increased $1.5 billion and $2.6 billion in the third quarter and first nine months of 1999, respectively, compared to the same periods of 1998. Resources' operating expenses increased $1.5 billion and $2.6 billion in the third quarter and first nine months of 1999, respectively, compared to the corresponding periods in 1998. The increases in revenues and expenses in both periods primarily resulted from an increase in gas and power marketing sales volumes, partially offset by a decrease in the average price of gas.

     To minimize risks associated with fluctuations in the price of natural gas and transportation, Resources, through its subsidiary, Reliant Energy Services, Inc., enters into futures transactions, swaps and options relating to (i) certain commitments to buy, sell and transport natural gas, (ii) existing natural gas and heating oil inventory, (iii) crude oil and refined products and
(iv) certain anticipated transactions, some of which carry off-balance sheet risk. Reliant Energy Services also enters into commodity derivatives in its trading and price risk management activities. For a discussion of the accounting treatment of derivative instruments, see Note 2 of Resources 10-K Notes and Item 7A (Quantitative and Qualitative Disclosure About Market Risk) in the Company Form 10-K.

     Seasonality and Other Factors. Resources' results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. Resources' results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by Resources and its subsidiaries, competition in Resources' various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect Resources' future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries Competition - Other Operations," "- Fluctuations in Commodity Prices and Derivative Instruments," "Environmental Expenditures" and "- Other Contingencies" in the Company Form 10-K.


                              NEW ACCOUNTING ISSUES

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- New Accounting Issues" in the Company Form 10-Q for a discussion of certain new accounting issues affecting Resources.

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


ITEM 5.  OTHER INFORMATION.

         Forward-Looking Statements. From time to time, the Company and Resources may make statements regarding their assumptions, projections, expectations, intentions or beliefs about future events. These statements and other statements that are not historical facts are intended as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995. The Company and Resources caution that assumptions, projections, expectations, intentions or beliefs about future events may and often do vary materially from actual results, and the differences between assumptions, projections, expectations, intentions or beliefs and actual results can be material. Accordingly, there can be no assurance that actual results will reflect those expressed or implied by the forward-looking statements.

         The following are some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements: (i) state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas industries; (ii) industrial, commercial and residential growth in service territories of the Company and Resources; (iii) the weather and other natural phenomena; (iv) the timing and extent of changes in commodity prices and interest rates;
         (v) changes in environmental and other laws and regulations to which the Company, Resources and their respective subsidiaries are subject or other external factors over which the Company and Resources have no control; (vi) the results of financing efforts; (vii) growth in opportunities for the Company's and Resources' subsidiaries and diversified operations; (viii) risks incidental to the Company's overseas operations (including the effects of fluctuations in foreign currency exchange rates); (ix) the effect of the Company's and Resources' accounting policies; (x) the timing of the closing of the Company's acquisition of an interest in UNA; (xi) the success of integrating acquired operations; and (xii) other factors discussed in this and other filings by the Company and Resources with the Securities and Exchange Commission.

         When used in the Company's or Resources' documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Company:
         --------

             Exhibit 12 Ratio of Earnings to Fixed Charges and Preferred Dividends.

             Exhibit 27     Financial Data Schedule.

             Exhibit 99 Items incorporated by reference from the Company Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and "- New Accounting Issues," and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Note 1(c) (Regulatory Assets and Other Long-Lived Assets),
                            Note 1(f) (Depreciation and Amortization Expense),
                            Note 1(n) (Investments in Time Warner Securities),
                            Note 1(p) (Foreign Currency Adjustments), Note 1(r) (Change in Accounting Principle), Note 2 (Derivative Financial Instruments), Note 3 (Rate Matters), Note 4 (Jointly Owned Electric Utility Plant), Note 5 (Equity Investments and Advances to Unconsolidated Subsidiaries), Note 8(c) (FinanceCo and FinanceCo II Credit Facilities), Note 8(d) (Company Credit Facility), Note 9(a) (Trust Securities - Company),
                            Note 12 (Commitments and Contingencies) and Note 16(a) (Foreign Currency Devaluation) of the Company 10-K Notes. Items incorporated by reference from the Company First Quarter 10-Q: Note 8(a) (Company/Resources Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Company/Resources), Note 9(a) (Long-Term Debt and Short-Term Financing) and Note 11 (Acquisitions). Items incorporated by reference from the Company Second Quarter 10-Q: Note 2 (Texas Electric Choice Plan and Discontinuance of SFAS No. 71 for Electric Generation Operations) and Note 7 (Time Warner Securities Investment).
         Resources:
         ----------

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

(b)      Reports on Form 8-K.

         Company:
         --------

         Form 8-K filed with the SEC on July 7, 1999 regarding the passage of Texas Electric Choice Plan.

         Form 8-K filed with the SEC on September 21, 1999 regarding the execution of an Underwriting Agreement relating to the issuance and sale of the ZENS.

         Form 8-K filed with the SEC on October 18, 1999 regarding (i) the closing of the first phase of the UNA acquisition, (ii) the closing of the ZENS offering, (iii) the conversion of the TW Preferred into TW Common and (iv) the filing of an application with the Texas PUC requesting a financing order authorizing the issuance of transition bonds.

         Resources:
         ----------

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




Date:  November 12, 1999

                                 EXHIBIT INDEX

      Exhibits.             Description

      Company:
      --------

         Exhibit 12.A       Ratio of Earnings to Fixed Charges and Preferred
                            Dividends.

         Exhibit 27.A       Financial Data Schedule.

         Exhibit 99.A Items incorporated by reference from the Company Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and "- New Accounting Issues," and Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Note 1(c) (Regulatory Assets and Other Long-Lived Assets),
                            Note 1(f) (Depreciation and Amortization Expense),
                            Note 1(n) (Investments in Time Warner Securities),
                            Note 1(p) (Foreign Currency Adjustments), Note 1(r) (Change in Accounting Principle), Note 2 (Derivative Financial Instruments), Note 3 (Rate Matters), Note 4 (Jointly Owned Electric Utility Plant), Note 5 (Equity Investments and Advances to Unconsolidated Subsidiaries), Note 8(c) (FinanceCo and FinanceCo II Credit Facilities), Note 8(d) (Company Credit Facility), Note 9(a) (Trust Securities - Company),
                            Note 12 (Commitments and Contingencies) and Note 16(a) (Foreign Currency Devaluation) of the Company 10-K Notes. Items incorporated by reference from the Company First Quarter 10-Q: Note 8(a) (Company/Resources Obligated Mandatorily Redeemable Trust Preferred Securities of Subsidiary Trusts Holding Solely Junior Subordinated Debentures of the Company/Resources), Note 9(a) (Long-Term Debt and Short-Term Financing) and Note 11 (Acquisitions). Items incorporated by reference from the Company Second Quarter 10-Q: Note 2 (Texas Electric Choice Plan and Discontinuance of SFAS No. 71 for Electric Generation Operations) and Note 7 (Time Warner Securities Investment).

      Resources:
      ----------

         Exhibit 12.B       Ratio of Earnings to Fixed Charges.

         Exhibit 27.B       Financial Data Schedule.

         Exhibit 99.B Items incorporated by reference from Resources Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and "- New Accounting Issues," Item 7A "Quantitative and Qualitative Disclosures About Market Risk," Item 7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and Consolidated Subsidiaries" and Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments), Note 4 (Long-Term and Short-Term Financing), Note 5 (Trust Securities), and Note 8 (Commitments and Contingencies) of Resources 10-K Notes. Item incorporated by reference from the Resources First Quarter 10-Q: Note 9(b) (Long-Term Debt and Short-Term Financing).