Form 10-K
period 1999-12-31
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 2000-03-17
CIK 48732, 1042773

================================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR
[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM ____________TO __________

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

                   TITLE OF EACH CLASS                            NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, without par value,                                            New York Stock Exchange
   and associated rights to purchase preference stock                       Chicago Stock Exchange
7% Automatic Common Exchange Securities due July 1, 2000                    New York Stock Exchange
HL&P Capital Trust I 8.125% Trust Preferred Securities, Series A            New York Stock Exchange
REI Trust I 7.20% Trust Originated Preferred Securities, Series C           New York Stock Exchange
2.0% Zero-Premium Exchangeable Subordinated Notes due 2027                  New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                 Preferred Stock, cumulative, no par--$4 series

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
  (Address and zip code of principal executive offices)     (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

              TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
NorAm Financing I 6 1/4% Convertible Trust                      New York Stock Exchange
   Originated Preferred Securities
6% Convertible Subordinated Debentures due 2012                 New York Stock Exchange

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by non-affiliates of Reliant Energy, Incorporated (Company) was $6,172,912,484 as of March 10, 2000, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of March 10, 2000, the Company had 293,355,835 shares of Common Stock outstanding, including 10,581,513 ESOP shares not deemed outstanding for financial statement purposes. Excluded from the number of shares of Common Stock outstanding are 4,808,418 shares held by the Company as treasury stock. As of March 10, 2000, all 1,000 outstanding shares of Reliant Energy Resources Corp.'s Common Stock were held by the Company.

     Portions of the definitive proxy statement relating to the 2000 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 1999, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this Form 10-K.

================================================================================

     THIS COMBINED ANNUAL REPORT ON FORM 10-K IS SEPARATELY FILED BY RELIANT ENERGY, INCORPORATED AND RELIANT ENERGY RESOURCES CORP. INFORMATION CONTAINED HEREIN RELATING TO RELIANT ENERGY RESOURCES CORP. IS FILED BY RELIANT ENERGY, INCORPORATED AND SEPARATELY BY RELIANT ENERGY RESOURCES CORP. ON ITS OWN BEHALF. RELIANT ENERGY RESOURCES CORP. MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO RELIANT ENERGY, INCORPORATED (EXCEPT AS IT MAY RELATE TO RELIANT ENERGY RESOURCES CORP.) AND ITS SUBSIDIARIES, OR ANY OTHER AFFILIATE OR SUBSIDIARY OF RELIANT ENERGY, INCORPORATED.

                                TABLE OF CONTENTS

PART I
Item 1.       Business.............................................................................................4
Item 2.       Properties..........................................................................................24
Item 3.       Legal Proceedings...................................................................................26
Item 4.       Submission of Matters to a Vote of Security Holders.................................................26

PART II
Item 5.       Market for the Company's Common Equity and Related Stockholder Matters..............................27
Item 6.       Selected Financial Data of the Company..............................................................28

Company
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations of the
              Company.............................................................................................30
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk..........................................54
Item 8.       Financial Statements and Supplementary Data of the Company..........................................58

Resources
Item 7.       Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp.
              and its Consolidated Subsidiaries..................................................................106
Item 7A.      Quantitative and Qualitative Disclosures about Market Risk.........................................110
Item 8.       Financial Statements and Supplementary Data of Resources...........................................111

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............141

PART III
Item 10.      Directors and Executive Officers of Reliant Energy and Resources Corp..............................141
Item 11.      Executive Compensation.............................................................................141
Item 12.      Security Ownership of Certain Beneficial Owners and Management.....................................141
Item 13.      Certain Relationships and Related Transactions.....................................................142

PART IV
Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K....................................143

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time, Reliant Energy, Incorporated (Reliant Energy) and Reliant Energy Resources Corp. (Resources Corp.) make statements concerning their respective expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Reliant Energy and Resources Corp. believe that the expectations and the underlying assumptions reflected in their respective forward-looking statements are reasonable, they cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

     The following are among the important factors that could cause actual results to differ materially from the forward-looking statements:

         o      state and federal legislative or regulatory developments

         o      national or regional economic conditions

         o industrial, commercial and residential growth in service territories of Reliant Energy, Resources Corp. and their subsidiaries

         o the timing and extent of changes in commodity prices and interest rates

         o      weather variations and other natural phenomena

         o growth in opportunities for Reliant Energy's and Resources Corp.'s diversified operations

         o      the results of financing efforts

         o the ability to consummate and timing of consummation of pending acquisitions and dispositions

         o the speed, degree and effect of continued electric industry restructuring in North America and Western Europe, and

         o risks incidental to Reliant Energy's, Resources Corp.'s and their subsidiaries' overseas operations, including the effects of fluctuations in foreign currency exchange rates

     For a discussion of some additional factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company." Any forward-looking statements should be considered in light of these important factors and in conjunction with the other documents filed by Reliant Energy and Resources Corp. with the SEC.

     New factors that could cause actual results to differ materially from those described in forward-looking statements may emerge from time to time. It is not possible for Reliant Energy or Resources Corp. to predict all of these factors, or the extent to which any factor or combination of factors may cause actual results to differ from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date on which the statement is made and neither Reliant Energy nor Resources Corp. undertakes any obligation to update the information contained in the statement to reflect subsequent developments or information.

   The following sections of this Form 10-K contain forward-looking statements which you can identify by the words "anticipate," "estimate," "expect," "forecast," "goal," "objective," "projection" or other similar words:

o  Business--

     o Electric Operations--
                Deregulation and Competition
                Electric Operations Assets
                Fuel

     o Wholesale Energy --
                Power Generation
                Wholesale Energy Trading, Marketing and Risk Management

     o Reliant Energy Europe --
                UNA
                European Energy Trading and Marketing

     o Environmental Matters

     o Legal Proceedings

     o Management's Discussion and Analysis of Financial Condition and Results
                of Operations of the Company --

              o Results of Operation by Business Segment --
                    Wholesale Energy
                    Reliant Energy Europe
                    Reliant Energy Latin America

              o Certain Factors Affecting Future Earnings of the Company--
                    Competition and Restructuring of the Texas Electric Utility Industry
                    Competition - Reliant Energy Europe Operations
                    Competition - Other Operations
                    Impact of the Year 2000 Issue and Other System
                      Implementation Issues
                    Entry into the European Market
                    Risk of Operations in Emerging Markets
                    Environmental Expenditures

              o Liquidity and Capital Resources--
                    Company Consolidated Capital Requirements
                    Future Sources and Uses of Cash Flows

              o New Accounting Issues

     o Quantitative and Qualitative Disclosures About Market Risk

                                     PART I

ITEM 1.   BUSINESS.

                                     GENERAL

     Reliant Energy, Incorporated (Reliant Energy) is a Texas corporation incorporated in 1906. Reliant Energy Resources Corp. (Resources Corp.) is a Delaware corporation incorporated in 1996. The term "Company" is used in this Form 10-K to refer collectively to Reliant Energy and its subsidiaries, including Resources Corp. The term "Resources" is used in this Form 10-K to refer collectively to Resources Corp. and its subsidiaries. The executive offices of Reliant Energy and Resources Corp. are located at 1111 Louisiana, Houston, TX 77002 (telephone number 713-207-3000). Prior to February 1999, Reliant Energy conducted business under the name "Houston Industries Incorporated" and Resources Corp. conducted business under the name "NorAm Energy Corp."

     The Company is a diversified international energy services company that provides energy and energy services in North America, Western Europe and Latin America through the following business segments:

         o  Electric Operations

         o  Natural Gas Distribution

         o  Interstate Pipelines

         o  Wholesale Energy

         o  Reliant Energy Europe

         o  Reliant Energy Latin America, and

         o  Corporate

     For information about the revenues, operating income, assets and other financial information relating to the Company's business segments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Results of Operations by Business Segment," Note 18 to the Company's Consolidated Financial Statements, "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries" and Note 9 to Resources Corp.'s Consolidated Financial Statements.

     Resources is a domestic natural gas utility, an interstate natural gas pipeline company and a provider of energy marketing services. Resources' operations are described below in the consolidated description of the Company's business segments.

                               ELECTRIC OPERATIONS

     Electric Operations conducts operations under the name "Reliant Energy HL&P," an unincorporated division of Reliant Energy. Electric Operations generates, purchases, transmits and distributes electricity to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, Texas, the nation's fourth largest city.

SERVICE AREA

     Houston's economy, although it has become increasingly diversified over the past ten years, is still focused on energy sector industries, such as oil companies, petrochemical and refining complexes, industrial and petrochemical construction firms and natural gas distribution and processing centers. During the year ended December 31, 1999, energy sector industries accounted for approximately 32% of Electric Operations' industrial electric base revenues and

7% of its total electric base revenues. Other important sectors of Houston's economy include the Port of Houston, the Johnson Space Center, the Texas Medical Center and a growing electronics and computer industry.

     Reliant Energy is a member of the Electric Reliability Council of Texas, Inc. (ERCOT) and is interconnected to a transmission grid encompassing most of the State of Texas.

DEREGULATION AND COMPETITION

     In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation). The Legislation substantially amends the regulatory structure governing electric utilities in Texas in order to allow retail competition beginning January 1, 2002. In preparation for competition, the Company expects to make significant changes in the electric utility operations it conducts through Reliant Energy HL&P. Under the Legislation:

          o beginning on January 1, 2002, most retail customers of investor-owned electric utilities in Texas, including Reliant Energy HL&P, will be entitled to purchase their electricity from any of a number of "retail electric providers" which will have been certified by the Public Utility Commission of Texas (Texas Utility Commission)

          o power generators will sell electric energy to wholesale purchasers, including retail electric providers, at unregulated rates beginning January 1, 2002

          o by January 1, 2002, electric utilities in Texas, including Reliant Energy HL&P, will have restructured their businesses in order to separate power generation, transmission and distribution and retail electric provider activities into different units

     As required by the Legislation, the Company submitted a plan in January 2000 to accomplish the separation of its regulated operations into separate units and is currently awaiting approval from the Texas Utility Commission. For further information regarding the Legislation and its application to Reliant Energy HL&P's operations and structure, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Certain Factors Affecting Future Earnings of the Company--Competition and Restructuring of the Texas Electric Utility Industry" and Note 3 to the Company's Consolidated Financial Statements, which Section and Note are incorporated herein by reference.

ELECTRIC OPERATIONS ASSETS

     As of December 31, 1999, Reliant Energy HL&P owned and operated 12 electric generating stations (62 generating units), with a combined turbine nameplate rating of 13,554,608 kilowatts (KW), and 215 major substation sites (242 substations) having a total installed rated transformer capacity of 54,763 megavolt amperes (Mva). Reliant Energy HL&P owns a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), a nuclear generating plant with two 1,250 megawatt (MW) nuclear generating units.

     The following table contains information regarding Electric Operations' system capability:

                        INSTALLED        FIRM
                           NET         PURCHASED                                                      CALCULATED
                        CAPABILITY       POWER      TOTAL NET      MAXIMUM HOURLY FIRM    % CHANGE     RESERVE
                         AT PEAK      CONTRACTS     CAPABILITY          DEMAND              FROM        MARGIN
        YEAR               (MW)          (MW)          (MW)         DATE     MW(1)(2)    PRIOR YEAR       (%)
 -------------------    ----------    ----------    ----------     -------   ---------   ----------   ----------
 1995...............      13,921          445         14,366       Jul. 27    11,452         2.9          25.4
 1996...............      13,960          445         14,405       Jul. 23    11,694         2.1          23.2
 1997...............      13,960          445         14,405       Aug. 21    12,246         4.7          17.6
 1998...............      14,040          320         14,360       Aug. 3     13,006         6.2          10.4
 1999...............      14,052          320         14,372       Aug. 20    13,215         1.6           8.8

----------
(1) Excludes loads on interruptible service tariffs, residential direct load control and commercial/industrial load cooperative capability. Including these loads, the maximum hourly demand served in 1999 was 14,642 MW compared to 14,272 MW in 1998 and 13,459 MW in 1997.

(2) Maximum hourly firm demand in 1999 and 1998 were influenced by warmer than normal weather at the time of the system peak.

     Based on present trends, Reliant Energy estimates that the maximum hourly firm demand for electricity in Reliant Energy HL&P's service area will grow at a compound annual rate of approximately 1.5% over the next ten years. Assuming average weather conditions and including the net effects of demand-side management programs, Reliant Energy expects that Electric Operations' reserve margin in excess of maximum hourly firm demand load requirements will be 15% in 2000 and 2001. The reduced reserve margins for 1999 and 1998 reflect the extremely hot weather conditions in Electric Operations' service area during those summers, which increased system peak loads by approximately 500 MW and 400 MW, respectively.

     Electric Operations' sales of electricity during the summer months are generally higher, and can be significantly higher, than sales during other months of the year due to the reliance on air conditioning by customers in Reliant Energy HL&P's service territory.

CAPITAL EXPENDITURES

     For information about Electric Operations' capital expenditures, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Liquidity and Capital Resources -- Company Consolidated Capital Requirements."

FUEL

     Electric Operations relies primarily on natural gas, coal and lignite for the generation of electricity. Electric Operations' 1999 and 1998 historical energy mix is set forth below. These figures represent Reliant Energy HL&P generation and purchased power used to meet system load and for off-system sales.

                          HISTORICAL ENERGY MIX (%)
                          -------------------------
                                1999      1998
                                ----      ----
Natural gas ............          35        33
Coal and lignite .......          39        38
Nuclear ................           8         8
Purchased power ........          18        21
                                ----      ----
          Total ........         100       100
                                ====      ====

     Reliant Energy HL&P's energy mix is not expected to vary materially during the years 2000 and 2001 based on current assumptions regarding the cost and availability of fuel, plant operation schedules, load growth, load management and the impact of environmental regulations. Reliant Energy HL&P's energy mix after the year 2001 could change materially as a result of the Legislation and the advent of retail electric competition in 2002.

     Natural Gas Supply. In 1999, Electric Operations purchased approximately 50% of its natural gas requirements under long-term contracts which will expire in 2004. The largest supplier under such contracts is Midcon Texas Pipeline Corporation, a unit of KN Energy, Inc. (comprising 28% of its natural gas requirements). Electric Operations purchased the remaining 50% of its natural gas requirements on the spot market. Substantially all of Electric Operations' natural gas contracts contain pricing provisions based on fluctuating spot market prices. Based on current market conditions, Reliant Energy believes it will be able to replace the supplies of natural gas covered under expiring long-term contracts with gas purchased on the spot market or under long-term or short-term contracts. Electric Operations' 1999 natural gas consumption and cost information are as follows:

       1999 average daily consumption           728 Bbtu
       1999 peak daily consumption            1,656 Bbtu
       Average cost of natural gas           $ 2.47 per MMBtu (1)

---------

(1)  Compared to $2.18 per MMBtu in 1998 and $2.60 per MMBtu in 1997.

     Although natural gas supplies have been sufficient in recent years, available supplies are subject to disruption due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

     Coal and Lignite Supply. Electric Operations purchases approximately 80% of the coal for its four coal-fired units under two long-term contracts from mines in Wyoming. The first of these contracts will expire in 2010, and the second will expire in 2011. Electric Operations obtains the remaining coal required to operate these units under short-term contracts. Burlington Northern Santa Fe Railroad transported the majority of Electric Operations' coal supply during 1999 under a rail transportation contract. A new long-term rail transportation contract with Burlington Northern Santa Fe Railroad went into effect in March 2000. Union Pacific Railroad Company also transported a portion of Electric Operations' coal supply during 1999.

     Electric Operations obtains the lignite used to fuel the two units of its Limestone Electric Generating Station (Limestone) from a surface mine adjacent to the plant. Reliant Energy owns the mining equipment, facilities and a portion of the lignite reserves located at this mine. Reliant Energy believes the lignite reserves the Company currently owns under lease and contract will be sufficient to provide substantially all of the lignite requirements of Limestone through 2015.

     Nuclear Fuel Supply. The South Texas Project satisfies its fuel supply requirements by:

          o acquiring uranium concentrates

          o converting uranium concentrates into uranium hexafluoride

          o enriching uranium hexafluoride, and

          o fabricating nuclear fuel assemblies

     The South Texas Project has contracted for the raw materials and services necessary to operate the plant through the following years, respectively:

Raw material/services                                           Year
---------------------                                         --------
Uranium.................................................      2002 (1)
Conversion..............................................      2002 (2)
Enrichment..............................................      2004 (3)
Fabrication.............................................      2005

----------

(1) Contracts provide for over 50% of the uranium concentrates required through 2002. The South Texas Project expects to obtain the balance of uranium concentrates through spot market and medium-term contracts.

(2) Contracts provide for up to 80% of the conversion needs through 2002 and up to 40% of conversion needs through 2004. The South Texas Project expects to obtain the balance of the conversion needs through the spot market.

(3) Contracts provide for up to 100% of enrichment services through 2001, up to 75% of enrichment services through 2003 and up to 40% of enrichment services through 2004. The South Texas Project expects to obtain the balance of enrichment services through spot market and medium and long-term contracts.

     Purchased Power Supply. Electric Operations purchases power from various qualifying facilities exercising their rights under the Public Utility Regulatory Policies Act of 1978. Such purchases are generally at the discretion of the qualifying facility and are made pursuant to a pricing methodology defined in Electric Operations' tariffs and approved by the Texas Utility Commission. From time to time when market conditions dictate it, Electric Operations also purchases power from various wholesale market participants including qualifying facilities, exempt wholesale generators, power marketers and other utilities.

OPERATING STATISTICS OF ELECTRIC OPERATIONS

                                                                                  YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------
                                                                         1999             1998             1997
                                                                      ------------    ------------    ------------
Electric Energy Generated and Purchased (Megawatt-Hours (MWH)):
  Generated-- Net Station Output ..................................     60,496,310      59,974,160      56,066,845
  Purchased .......................................................     14,788,411      16,041,143      14,008,452
  Net Interchange .................................................          1,131            (677)            841
                                                                      ------------    ------------    ------------
         Total ....................................................     75,285,852      76,014,626      70,076,138
  Company Use, Lost and Unaccounted for Energy ....................     (3,167,192)     (3,281,851)     (2,998,375)
                                                                      ------------    ------------    ------------
         Total Energy Sold ........................................     72,118,660      72,732,775      67,077,763
Electric Sales (MWH):
  Residential .....................................................     21,109,374      21,090,164      19,365,892
  Commercial ......................................................     16,671,917      16,329,354      15,474,761
  Small Industrial(1) .............................................     11,757,318      11,801,292      11,439,753
  Large Industrial(1) .............................................     14,427,128      14,805,199      14,380,499
  Street Lighting-- Government and Municipal ......................        138,311         133,644         127,761
                                                                      ------------    ------------    ------------
         Total Firm Retail Sales ..................................     64,104,048      64,159,653      60,788,666
  Other Electric Utilities ........................................        224,849         203,542         190,878
                                                                      ------------    ------------    ------------
         Total Firm Sales .........................................     64,328,897      64,363,195      60,979,544
  Interruptible ...................................................      5,309,656       5,028,990       4,278,458
  Off-System and Ancillary ........................................      2,519,260       3,137,870       1,742,993
  Unbilled ........................................................        (39,153)        202,720          76,768
                                                                      ------------    ------------    ------------
         Total ....................................................     72,118,660      72,732,775      67,077,763
                                                                      ============    ============    ============
Number of Customers (End of Period):
  Residential .....................................................      1,463,210       1,417,206       1,378,658
  Commercial ......................................................        203,322         196,941         190,437
  Small Industrial(1) .............................................          1,642           1,600           1,526
  Large Industrial (Including Interruptible)(1) ...................            146             137             132
  Street Lighting-- Government and Municipal ......................             89              87              86
  Other Electric Utilities (Including Off-System) .................             23              29              20
                                                                      ------------    ------------    ------------
         Total ....................................................      1,668,432       1,616,000       1,570,859
                                                                      ============    ============    ============
Operating Revenue (Thousands of Dollars):
  Residential .....................................................   $  1,773,925    $  1,786,662    $  1,662,177
  Commercial ......................................................      1,146,185       1,108,328       1,065,917
  Small Industrial(1) .............................................        642,857         637,124         616,419
  Large Industrial(1) .............................................        528,197         534,814         529,718
  Street Lighting-- Government and Municipal ......................         27,261          25,964          24,868
                                                                      ------------    ------------    ------------
         Total Electric Revenue-- Firm Retail Sales ...............      4,118,425       4,092,892       3,899,099
  Other Electric Utilities ........................................         11,383          12,609          11,330
                                                                      ------------    ------------    ------------
         Total Electric Revenue-- Firm Sales ......................      4,129,808       4,105,501       3,910,429
  Interruptible ...................................................        128,844         114,574         108,053
  Off-System/Ancillary ............................................         72,608          87,510          39,724
                                                                      ------------    ------------    ------------
         Total Electric Revenue ...................................      4,331,260       4,307,585       4,058,206
  Miscellaneous Electric Revenues (including Unbilled Revenues) ...        151,866          42,690         193,037
                                                                      ------------    ------------    ------------
         Total ....................................................   $  4,483,126    $  4,350,275    $  4,251,243
                                                                      ============    ============    ============

Installed Net Generating Capability (KW) (End of Period) ..........     14,217,370      14,092,370      14,040,370
Cost of Fuel (Cents per MMBtu):
  Gas .............................................................          246.7           218.4           259.9
  Coal ............................................................          176.1           177.8           201.8
  Lignite .........................................................          142.3           119.1           108.4
  Nuclear .........................................................           43.5            48.0            54.2
         Average ..................................................          186.9           169.9           186.8

----------

(1) For reporting purposes, customers of Electric Operations with an electric demand in excess of 600 kilovolt-amperes are classified as industrial. Small industrial customers typically are retail stores, office buildings, universities and other customers not associated with large industrial plants.

                            NATURAL GAS DISTRIBUTION

     Natural Gas Distribution conducts operations through three divisions of Resources Corp., Reliant Energy Arkla (Arkla), Reliant Energy Entex (Entex) and Reliant Energy Minnegasco (Minnegasco). Natural Gas Distribution's operations consist of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas. The operations of Natural Gas Distribution are regulated as gas utility operations in the jurisdictions served by these divisions.

     The Company has retained a financial adviser to assist it in evaluating strategic alternatives for Arkla and Minnegasco, including divestiture.

     Arkla. Arkla provides natural gas distribution services in Arkansas, Louisiana, Oklahoma and Texas. The largest metropolitan areas served by Arkla are Little Rock, Arkansas and Shreveport, Louisiana. In 1999, approximately 67% of Arkla's total throughput was attributable to retail sales of gas and approximately 33% was attributable to transportation services. Sales to residential and commercial customers in 1999 accounted for approximately 92% of Arkla's total gas revenues and 60% of natural gas volumes sold or transported by Arkla.

     Entex. Entex provides natural gas distribution services in 502 communities in Louisiana, Mississippi and Texas. The largest metropolitan area served by Entex is Houston, Texas. In 1999, approximately 97% of Entex's total throughput was attributable to retail sales of gas and approximately 3% was attributable to transportation services. Sales to residential and commercial customers in 1999 accounted for approximately 85% of Entex's total gas revenues and 79% of natural gas volumes sold or transported by Entex.

     Minnegasco. Minnegasco provides natural gas distribution services in 243 communities in Minnesota. The largest metropolitan area served by Minnegasco is Minneapolis, Minnesota. In 1999, approximately 97% of Minnegasco's total throughput was attributable to retail sales of gas and approximately 3% was attributable to transportation services. Sales to residential and commercial customers in 1999 accounted for approximately 93% of Minnegasco's total gas revenues and 84% of natural gas volumes sold or transported by Minnegasco.

     The demand for natural gas distribution services is seasonal. In 1999, approximately 67% of Natural Gas Distribution's revenues were reported in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

SUPPLY AND TRANSPORTATION

     Arkla. In 1999, Arkla purchased approximately 40% of its natural gas supply from Reliant Energy Services, Inc. (Reliant Energy Services), a subsidiary of Resources Corp., 32% pursuant to third party contracts, with terms varying from three months to one year, and 28% on the spot market. Arkla's major third party natural gas suppliers in 1999 included Seagull Marketing Services, Inc., Marathon Oil Company, Cinergy Marketing and Trading, LLC, Aquila Energy Marketing Corporation, PG&E Energy Trading - Gas Corporation and Oneok Gas Marketing Company. Arkla transports substantially all of its natural gas supplies under contracts with the Company's interstate pipeline subsidiaries. These contracts will expire in March 2002.

     Entex. In 1999, Entex purchased approximately 99% of its natural gas supply pursuant to term contracts, with terms varying from one to five years, and 1% on the spot market. Entex's major third party natural gas suppliers in 1999 were Gulf Energy Marketing, Koch Energy Trading, Midcon Texas Pipeline Corporation, a unit of KN Energy, Inc., and Enron North America Company. Entex transports its natural gas supplies on both interstate and intrastate pipelines under long-term contracts with terms varying from one to five years.

     Minnegasco. In 1999, Minnegasco purchased approximately 70% of its natural gas supply pursuant to term contracts, with terms varying from one to ten years, with more than 30 different suppliers. Minnegasco purchased the remaining 30% on the spot market. Most of the natural gas volumes under long-term contracts are committed under terms providing for delivery during the winter heating season, November through March. Minnegasco purchased approximately 58% of its natural gas requirements from the following four suppliers in 1999: Pan-Alberta Gas Ltd., TransCanada Gas Services Inc., Duke Energy Trading and Marketing, LLC and Reliant Energy Services. Minnegasco transports its natural gas supplies on various interstate pipelines under long-term contracts with terms varying from five to ten years.

     Arkla and Minnegasco use various leased or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. Minnegasco also supplements contracted supplies and storage from time to time with stored liquefied natural gas and propane-air plant production.

     Although natural gas supplies have been sufficient in recent years, available supplies are subject to disruption due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

                              INTERSTATE PIPELINES

     Interstate Pipelines provides interstate gas transportation and related services through two wholly owned subsidiaries of Resources Corp.: (i) Reliant Energy Gas Transmission Company (REGT) and (ii) Mississippi River Transmission Corporation (MRT).

     Interstate Pipelines owns and operates approximately 8,200 miles of transmission lines and six natural gas storage facilities located across the south-central United States. Interstate Pipelines stores, transports and delivers natural gas on behalf of various shippers primarily to utilities, industrial customers and third party pipeline interconnectors. Interstate Pipelines also provides pipeline project management and facility operation services to affiliates and third parties.

     The Company has retained a financial adviser to assist it in evaluating strategic alternatives for REGT and MRT, including divestiture.

     In 1999, approximately 40% of Interstate Pipelines' total operating revenue was attributable to services provided by REGT to Arkla and approximately 16% of its operating revenues was attributable to services provided by MRT to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. An additional 15% of Interstate Pipelines' operating revenues was attributable to the transportation of gas marketed by Reliant Energy Services. Interstate Pipelines provides service to Arkla and Laclede under several long-term firm storage and transportation agreements. The expiration dates for the service agreements with Laclede range from October 2000 through May 2001. Interstate Pipelines and Laclede are currently negotiating the terms and conditions of a proposed renewal of these agreements. The service agreement with Arkla is scheduled to expire in March 2002.

     The business and operations of Interstate Pipelines may be affected by seasonal changes in the demand for natural gas, the relative price of natural gas in the Mid-Continent and Gulf Coast natural gas supply regions and, to a lesser extent, general economic conditions.

                                WHOLESALE ENERGY

     Wholesale Energy conducts its operations through: (i) Reliant Energy Power Generation, Inc. (collectively with its subsidiaries, Power Generation), a subsidiary of Reliant Energy, (ii) Reliant Energy Services and (iii) Reliant Energy Field Services, Inc. (Reliant Energy Field Services), a wholly owned subsidiary of Resources Corp.

     Wholesale Energy's operations include:

          o the acquisition, development and operation of domestic unregulated power generation facilities

          o sales of capacity, energy and ancillary services from domestic unregulated power generation facilities

          o wholesale energy trading, marketing and risk management services in North America, and

          o domestic natural gas gathering activities

POWER GENERATION

     Power Generation participates in independent power markets through the acquisition of existing power plants and the development of new power plants (greenfield projects). Power Generation's business strategy is to develop a commercial generation portfolio in key regions to support the Company's electric and natural gas trading and marketing operations. Reliant Energy Services, Wholesale Energy's trading and marketing unit, supplies fuel to these generating plants and sells electricity produced by the plants. In 1999, Power Generation generated and Reliant Energy Services sold, approximately 6.1 million MWHs of electricity. Substantially all of these sales were in the California marketplace.

     Power Generation Projects. Power Generation owns fifteen electric generating units at five sites (3,800 MW in the aggregate) located in southern California. Reliant Energy Services serves as the plants' exclusive power marketer and supplier of natural gas. Power Generation was required under the agreements for the acquisition of these plants to enter into contracts with Southern California Edison Company, the former owner, to operate and maintain the plants through April and July 2000. These contracts have been renegotiated and renewed through March 2003. Power Generation does, however, exercise management authority over the plants' operations. For information on regulation of these units, see "Regulation - Federal Energy Regulatory Commission (FERC)" below.

     On October 6, 1999, Power Generation purchased the Indian River power plant located near Titusville, Florida from the Orlando Utilities Commission
(OUC) for approximately $205 million. The Indian River power plant consists of three conventional steam generation units fueled by both oil and natural gas. The 619-megawatt generation station will continue to provide power to OUC under a four-year power purchase agreement. Excess power generated by the plant will be sold to the wholesale market, other utilities and rural electric cooperatives within the area.

     In December 1999, Power Generation's Sabine Cogeneration Project commenced commercial operations. The Sabine Cogeneration Project is located in Orange, Texas and consists of a 100 MW gas-fired cogeneration plant. Power Generation has a 50% ownership interest in the project.

     Power Generation has the following projects under construction or in startup and testing phases:

                PROJECT                         LOCATION        INTEREST     PROJECTED COMPLETION DATE
-------------------------------------        -------------      --------     -------------------------

El Dorado                                    Boulder City,         50%        Second Quarter of 2000
(490 MW gas-fired merchant plant)               Nevada

Desert Basin                                  Casa Grande,        100%        Third Quarter of 2001
(560 MW gas-fired merchant plant)               Arizona

Channelview Texas Project                     Channelview,        100%        Third Quarter of 2002
(780 MW gas-fired cogeneration plant)            Texas

     In 1998 and 1999, Power Generation announced plans for the development of several power projects which are not yet under construction. These projects have a combined capacity of 1,800 MW and are located in Illinois, Rhode Island and Florida. Negotiation of development contracts regarding these projects is underway and each of these projects has obtained various construction permits and zoning approvals and are expected to be under construction during the second and third quarters of 2000.

     In February 2000, Power Generation signed a definitive agreement to purchase from Sithe Energies, Inc. non-rate regulated power generating assets and sites located in Pennsylvania, New Jersey and Maryland, having a net generating capacity of more than 4,200 MW for an aggregate purchase price of $2.1 billion, subject to certain adjustments. The acquisition is expected to close in the second quarter of 2000 subject to obtaining certain regulatory approvals and satisfying other closing conditions. The acquisition will be accounted for as a purchase.

     Reliant Energy expects Power Generation will continue to acquire and develop non-rate regulated power projects. The amount of expenditures associated with these activities is dependent upon the nature and extent of future project opportunities and commitments; however, some of these expenditures could be substantial. Power Generation could finance a portion of its non-rate regulated power projects through the proceeds from project financings, lease agreements, borrowings by subsidiaries or equity investments and loans from Reliant Energy and financing subsidiaries of Reliant Energy.

     The successful completion of other non-rate regulated power projects is dependent upon a number of factors, which include:

          o risks associated with siting, financing, construction and permitting

          o the degree of success in obtaining governmental approvals

          o the development of power markets

          o the risk of termination of power sales contracts, if any, as a result of a failure to meet certain construction milestones, and

          o the uncertainties arising from the changing regulatory systems affecting Power Generation's markets

     Many of the facilities being acquired or developed by Power Generation are "merchant plants," that is, plants lacking dedicated offtake customers, making such facilities sensitive to market and regulatory factors and other considerations.

     For a description of the competitive conditions affecting Wholesale Energy, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Future Earnings of the Company - Competition - Other Operations," which section is incorporated herein by reference.

WHOLESALE ENERGY TRADING, MARKETING AND RISK MANAGEMENT

     Reliant Energy Services buys, sells and trades natural gas, electric power, crude oil and refined products, certain air emissions regulatory credits, coal and weather derivatives. In addition, it offers physical and financial wholesale energy marketing and price risk management products and services to a variety of customers. These customers include natural gas distribution companies, electric utilities, municipalities, cooperatives, power generators, marketers, aggregators and large volume industrial customers.

     Natural Gas. Reliant Energy Services purchases natural gas from a variety of suppliers under daily, monthly, variable load, base load and term contracts that include either market sensitive or fixed pricing provisions. It sells natural gas under sales agreements that have varying terms and conditions, most of which are intended to match seasonal and other changes in demand. Reliant Energy Services sold 5.0 billion cubic feet (BCF) per day and 3.2 BCF per day of natural gas in 1999 and 1998, respectively, most of which was sold to non-affiliates.

     Reliant Energy Services' natural gas marketing activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas, and matching natural gas receipts and deliveries based on volumes required by customers.

     Additionally, Reliant Energy Services, from time to time, arranges for the transportation of the natural gas it markets. Transportation arrangements are made with affiliated and non-affiliated interstate and intrastate pipelines through a variety of means, including short-term and long-term firm and interruptible agreements.

     Reliant Energy Services also enters into various short-term and long-term firm and interruptible agreements for natural gas storage in order to offer peak delivery services to satisfy winter heating and summer electric generating demands. Such services are also intended to provide an additional level of performance security and backup services to its customers.

     Electric Power. Reliant Energy Services sells electric power primarily to electric utilities, municipalities and cooperatives and other marketing companies. Reliant Energy Services sold over 112 million MWHs and 65 million MWHs of electric power in 1999 and 1998, respectively. Reliant Energy Services plans to continue to supply natural gas to, and purchase electricity for resale from, non-rate regulated power plants in deregulated markets, including generating plants currently owned or to be developed, acquired or operated by Power Generation.

     Crude Oil. Reliant Energy Services buys and sells crude oil and other hydrocarbon products. Reliant Energy Services sold 8.6 million barrels of these products primarily to end-use customers and other marketing companies in 1999.

     Other Commodities and Weather Derivatives. Reliant Energy Services trades and markets certain air emissions regulatory credits, coal and weather derivatives.

     Reliant Energy Services uses derivative financial instruments to:

          o manage and hedge its fixed-price purchase and sale commitments

          o provide fixed-price or floating-price commitments as a service to its customers and suppliers

          o reduce its exposure relative to the volatility of the cash market prices, and

          o protect its investment in storage inventories

     In 1999, Reliant Energy Services financially settled on average over 25 trillion British thermal units equivalents (Tbtue) per day of energy derivative financial instruments in its trading and price risk management activities, compared to an average of over 11 Tbtue per day in 1998. Reliant Energy Services is exposed in such transactions to the risk that fluctuating market prices may adversely affect the Company's financial position or results of operations. For additional information with respect to the Company's financial exposure to derivative financial instruments, see Item 7A of this Form 10-K, Note 5 to the Company's Consolidated Financial Statements and Note 2 to Resources Corp.'s Consolidated Financial Statements.

     In addition to the risk associated with price movements, credit risk is also inherent in Reliant Energy Services' trading, marketing and risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance of contractual obligations by a counterparty. The Company maintains credit policies intended to minimize overall credit risk with regard to its counterparties. For additional information on the Company's credit risk management, see Note 5 to the Company's Consolidated Financial Statements and
Note 2 to Resources Corp.'s Consolidated Financial Statements.

     Reliant Energy has established a Risk Oversight Committee, comprised of corporate and business segment officers, that oversees all commodity price and credit risks activities, including trading, marketing and risk management activities of Wholesale Energy and Reliant Energy Europe. For additional information regarding risk management accounting policies, see Note 5 to the Company's Consolidated Financial Statements and Note 2 to Resources Corp.'s Consolidated Financial Statements.

NATURAL GAS GATHERING

     Reliant Energy Field Services provides natural gas gathering services, including related liquids extraction and marketing activities. Reliant Energy Field Services operates approximately 4,000 miles of gathering pipelines which collect natural gas from more than 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

     The Company has retained a financial adviser to assist it in evaluating strategic alternatives for Reliant Energy Field Services, including divestiture.

                              RELIANT ENERGY EUROPE

     The Company established its Reliant Energy Europe business segment in the fourth quarter of 1999. Reliant Energy Europe owns, operates and sells electric power from generation facilities in the Netherlands and plans to participate in the emerging wholesale energy trading and marketing industry in the Netherlands and other countries in Europe.

UNA

     During 1999, the Company completed the first two phases of its acquisition of N.V. UNA (UNA), a Dutch power generation company. The Company acquired 40% and 12% of UNA's capital stock on October 7, 1999 and December 1, 1999, respectively. On March 1, 2000, the Company purchased the remaining 48% of the shares of UNA. The total purchase price of the acquisition is approximately $2.4 billion (based on an exchange rate of 2.0565 Dutch guilders (NLG) per U.S. dollar as of October 7, 1999), which includes a $426 million promissory note to UNA. For additional information about this acquisition, including the Company's accounting treatment of the acquisition, see Note 2 to the Company's Consolidated Financial Statements.

     UNA is one of the Netherlands' four largest generating companies and is the first Dutch generating company whose stock was sold to private investors under a privatization program established under the Dutch Electricity Act. In 1999, UNA generated more than 20% of the country's electricity production, excluding electricity generated by cogeneration or other industrial processes. UNA serves the provinces of North-Holland and Utrecht, as well as the municipalities of Amsterdam and Utrecht, providing electricity for approximately two million people and more than 12,000 commercial users. As of December 31, 1999, UNA owned and operated 14 generating stations with 3,472 MW of capacity spread across five sites. UNA's generating stations also supply several large municipalities with hot water for district heating purposes. In 1999, approximately 47% of UNA's generation output was natural gas fired, 19% was blast furnace fired and 34% was coal fired.

     In 1999, UNA and the three other largest Dutch generators supplied approximately 60% of the electricity consumed in the Netherlands. Smaller Dutch producers supplied about 28% of such consumed electricity and the remainder was imported. The Dutch electricity market is expected to be gradually opened for wholesale competition including certain commercial and industrial customers beginning in 2001. Competition is expected to increase in subsequent years and it is anticipated that the market for small businesses and residential customers will become open to competition by 2007. The timing of the opening of these markets is subject, however, to change at the discretion of the Minister of Economic Affairs.

     The markets and regulatory scheme in which UNA operates and the pending changes therein are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company --Results of Operations by Business Segment -- Reliant Energy Europe," "-- Certain Factors Affecting Future Earnings of the Company -- Competition -- Reliant Energy Europe Operations" and "-- Entry into the European Market," which descriptions are incorporated herein by reference.

EUROPEAN ENERGY TRADING AND MARKETING

     In October 1999, Reliant Energy formed Reliant Energy Trading & Marketing B.V., a Dutch corporation (Reliant Energy Marketing Europe), in order to participate in the emerging European energy trading and marketing businesses. Reliant Energy Marketing Europe initially will focus on trading opportunities in the Netherlands and expand into other European markets. Reliant Energy Europe intends to trade in derivative products, including forwards, swaps, options and futures. Reliant Energy Marketing Europe will initially concentrate on marketing power to large industrial and commercial customers as well as distribution companies in the Netherlands and Germany. At March 1, 2000, Reliant Energy Marketing Europe had approximately 40 employees. Reliant Energy Marketing Europe is expected to become the main marketer of UNA's electric generation output beginning in 2001.

                          RELIANT ENERGY LATIN AMERICA

     Reliant Energy Latin America conducts its operations through Reliant Energy International, Inc. (Reliant Energy International), a wholly owned subsidiary of Reliant Energy, and the international operations of Resources (Resources International). Reliant Energy Latin America participates in the privatization of generation and distribution facilities and independent power projects primarily in Latin America.

     Reliant Energy is evaluating the sale of the Company's Latin American assets in order to pursue business opportunities that are in line with its strategies for the U.S. and Western Europe.

     For a discussion of risks associated with Reliant Energy Latin America's operations, including the impact of currency fluctuations in countries such as Brazil, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company -- Risk of Operations in Emerging Markets," "Quantitative and Qualitative Disclosures About Market Risk -- Foreign Currency Exchange Rate Risk" in Item 7A of this Form 10-K and Note 7 to the Company's Consolidated Financial Statements.

MAJOR LATIN AMERICAN INVESTMENTS

     Argentina. As of December 31, 1999, approximately 11% of Reliant Energy Latin America's investments were located in Argentina. The Company currently owns a 100% interest in a corporation formed to develop, own and operate a 160 MW cogeneration project (Argener) located at a steel plant near San Nicolas, Argentina and a 90% interest in a utility in north-central Argentina (EDESE).

     Brazil. As of December 31, 1999, approximately 26% of Reliant Energy Latin America's investments were located in Brazil. The Company indirectly owns 11.78% of the common stock of Light Servicos de Eletricidade S.A. (Light), a publicly held Brazilian corporation, which is the operator of an integrated electric power and distribution system that serves a portion of the state of Rio de Janeiro, Brazil, including the city of Rio de Janeiro. The Company and the other winning bidders in the government sponsored auction for Light formed a consortium whose aggregate ownership interest of 51.35% represents a controlling interest in Light. Light owns 77.81% of the common stock of Metropolitana Electricidade de Sao Paulo S.A. (Metropolitana), an electric distribution company that serves the metropolitan area of Sao Paulo, Brazil.

     Colombia. As of December 31, 1999, approximately 46% of Reliant Energy Latin America's investments were located in Colombia. The Company and Corporacion EDC S.A.C.A. (CEDC), jointly own, through subsidiaries, 65% of the stock of two Colombian electric distribution companies, Electricaribe and Electrocosta. These companies serve approximately 1.2 million customers in the Atlantic coastal region of Colombia, including the cities of Santa Marta, Barranquilla and Cartagena.

     Additionally, the Company and CEDC jointly hold a 56.7% indirect controlling ownership interest in Empresa de Energia del Pacifico S.A.E.S.P.
(EPSA), an electric utility system serving the Valle del Cauca province of Colombia, including the area surrounding the city of Cali. In addition to its distribution facilities, EPSA owns 850 MW of electric generation capacity. EPSA also owns an 86.4% interest in Compania de Electricidad de Tulua (CET). CET, the electric utility in Tulua, in the center of the Valle Del Cauca province, serves 37,000 customers and has three hydro-generating units.

     Resources International owns interests in four natural gas distribution concessions under construction in Colombia. As of December 31, 1999, aggregate expenditures incurred with respect to these concessions were approximately $7 million.

     El Salvador. As of December 31, 1999, approximately 15% of Reliant Energy Latin America's investments were located in El Salvador. Reliant Energy Latin America holds interests in three electric systems in El Salvador (ranging from approximately 37% to 45%).

     Other. The Company, together with various other investors, developed a coke calcining and power generation facility in India. The Company's total investment in this project is approximately $13 million. Resources International and a local investor sold their interest in a natural gas distribution system in northeastern Mexico in November 1999 for $8.4 million.

                                    CORPORATE

     The Company's Corporate business segment includes:

          o the operations of Reliant Energy Retail which conducts retail gas marketing services

          o the operations of Reliant Energy Communications, Inc. (Reliant Energy Communications) which offers enhanced data, voice and Internet services to customers in Texas

          o the operations of Reliant Energy Solutions, Inc. (Reliant Energy Solutions) which provides a range of design-build and operational energy services, including energy system and central plant retrofits

          o the operations of Reliant Energy Thermal Systems, Inc. (Reliant Energy Thermal Systems) which provides energy management and thermal systems for site-specific projects, such as buildings, universities, hospitals and district cooling systems for cities and large metropolitan areas

          o various office buildings and other real estate used in the Company's business operations

          o unallocated corporate costs, and

          o inter-segment eliminations

     Reliant Energy Retail, a wholly owned subsidiary of Resources Corp., markets natural gas and related energy services to commercial and industrial customers who are served by large local gas distribution companies or are connected to interstate and intrastate pipelines offering unbundled transportation services. Included in Reliant Energy Retail's retail marketing operations are subsidiaries of Resources Corp. that market and deliver natural gas to large volume customers at market-based rates. Reliant Energy Retail also sells natural gas in the deregulated Georgia market to residential and commercial customers.

     In September 1999, Reliant Energy Communications received its Special Provider Certificate of Operating Authority from the Texas Utility Commission, which allows it to offer telecommunications products and services throughout the state of Texas. Reliant Energy Communications is a facilities-based carrier, offering enhanced data, voice and Internet services to customers in Texas, with an initial focus on the business market in Houston. Initial data services include private line, Internet access, frame relay, ATM, ISDN and DSL. Switched voice products include a full range of local dialtone, long-distance and wireless services. In October 1999, Reliant Energy Communications became the first carrier to file the newly approved Texas 271 Agreement (T2A) with the Texas Utility Commission. The T2A is a standardized interconnection agreement, which has been developed as part of the Federal Telecommunications Act 271 implementation process by representatives of industry, the Texas Utility Commission staff and Southwestern Bell in an effort to ensure that competitive local exchange carriers (CLECs) receive comparable terms and conditions from Southwestern Bell.

                                   REGULATION

     The Company is subject to regulation by various federal, state, local and foreign governmental agencies, including the regulations described below.

PUBLIC UTILITY HOLDING COMPANY ACT

     Holding Company Status. Reliant Energy is both a holding company and an electric utility as defined in the Public Utility Holding Company Act of 1935 (the 1935 Act); however, it is exempt from regulation as a holding company under
Section 3(a)(2) of the 1935 Act. Although Resources Corp. is a natural gas utility company as defined under the 1935 Act, it is not a holding company within the meaning of the 1935 Act. Reliant Energy and Resources Corp. remain subject to regulation under the 1935 Act with respect to the acquisition of certain voting securities of other domestic public utility companies and utility holding companies.

     Section 33(a)(1) of the 1935 Act exempts foreign utility company affiliates of Reliant Energy and Resources Corp. from regulation as "public utility companies," thereby permitting Reliant Energy and Resources Corp. to invest in foreign utility companies without registration under the 1935 Act as a holding company or approval by the SEC thereunder. The exemption, however, is subject to the SEC having received certification from each state commission having jurisdiction over the retail rates of any electric or gas utility company affiliated with Reliant Energy or Resources Corp. that such commission has the authority and resources to protect ratepayers subject to its jurisdiction and that it intends to exercise its authority. The Texas Utility Commission and the state regulatory commissions exercising jurisdiction over Resources Corp. (Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas) have provided such a certification to the SEC subject, however, to the right of such commissions to revise or withdraw their certifications as to any future acquisition of a foreign utility company. The Texas Utility Commission and the state regulatory commissions of Arkansas and Minnesota have imposed limitations on the amount of investments by utility companies (including Reliant Energy and Resources Corp.) in foreign utility companies and, in certain cases, foreign electric wholesale generating companies. These limitations are based upon the Company's consolidated net worth, retained earnings, and debt and stockholders' equity, respectively.

     Subject to certain limited exceptions, Section 33(f)(1) of the 1935 Act also prohibits any public utility from issuing any security for the purpose of financing the acquisition, ownership or operation of a foreign utility company, or assuming any obligation or liability in respect of any security of a foreign utility company.

     Proposals to Repeal the 1935 Act. In recent years, several bills have been introduced in Congress that would repeal the 1935 Act. Repeal or significant modification to the 1935 Act could have a significant impact on the Company and the electric utility industry. At this time, however, the Company is not able to predict the outcome of any bills to repeal the 1935 Act or the outlook for additional legislation in 2000.

FEDERAL ENERGY REGULATORY COMMISSION (FERC)

     The transportation and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act (NGA) and, to a lesser extent, the Natural Gas Policy Act of 1978, as amended. The FERC has jurisdiction over, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of such facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC.

     REGT and MRT periodically file applications with the FERC for changes in their rates and charges designed to allow them to recover their costs of providing service to customers (to the extent allowed by prevailing market conditions), including a reasonable rate of return. These rates are normally allowed to become effective after a suspension period, and in certain cases are subject to refund under applicable law, until such time as the FERC issues an order on the allowable level of rates. REGT is currently operating under rates approved by the FERC which took effect in February 1995, and MRT is currently providing services pursuant to a negotiated rate settlement approved by the FERC in October 1997.

     The FERC has recently adopted several changes to its regulation of interstate pipeline construction projects and transportation rates and services. In September 1999, the FERC issued a policy statement providing that, in most instances, customers receiving service through new pipeline facilities will be required to bear the cost of the facilities. In addition, companies seeking to construct new pipeline facilities must demonstrate that the benefits of the proposed facilities will outweigh any adverse effects on affected landowners, the environment, the pipeline's customers, or existing pipelines and their customers. On February 9, 2000, the FERC issued Order No. 637, which introduces several measures to increase competition for interstate pipeline transportation services. Order No. 637 authorizes interstate pipelines to propose term-differentiated and peak/off-peak rates, and requires pipelines, including MRT and REGT, to make tariff filings by May 1, 2000 to expand pipeline service options for customers.

     The California plants owned by the Company are subject to FERC jurisdiction and regulation. The FERC permits the California plants to make sales at negotiated market-based rates and has waived most of the regulatory requirements otherwise applicable to regulated public utilities under the Federal Power Act. Prior to January 1, 2000, special rules applied to the two California plants which had been designated as "reliability must-run" facilities by the California Independent System Operator Corporation. Units at these plants were required to provide electric service to the system operator for reliability purposes at rates and under terms and conditions regulated by the FERC. These plants have not been designated as "reliability must-run" for the calendar year 2000 and therefore may sell electricity at market-based rates at all times.

     Reliant Energy Services is also subject to FERC jurisdiction under both the NGA and the Federal Power Act. As a gas marketer, Reliant Energy Services makes sales of natural gas in interstate commerce at wholesale pursuant to a blanket certificate issued by the FERC, but the FERC does not otherwise regulate the rates, terms or conditions of these gas sales. Reliant Energy Services is a "public utility" under the Federal Power Act, and its wholesale sales of electricity in interstate commerce are subject to a FERC-filed rate schedule that authorizes Reliant Energy Services to make sales at negotiated, market-based rates. Reliant Energy Services' market-based rate tariffs are filed with the FERC. The FERC also imposes certain restrictions on Reliant Energy Services' transactions with Electric Operations and with REGT and MRT, including a prohibition on the receipt of goods or services on a preferential basis. Similar restrictions apply to transactions between Reliant Energy Services and Electric Operations under the Public Utility Regulatory Act of 1995 (now the Texas Utilities Code).

STATE AND LOCAL UTILITY REGULATIONS

     Electric Operations. Currently, Reliant Energy HL&P conducts its electric utility operations under a certificate of convenience and necessity granted by the Texas Utility Commission. The certificate of convenience and necessity covers the present service area and facilities of Electric Operations. In addition, Reliant Energy HL&P holds non-exclusive franchises to provide electric service within the incorporated municipalities in the service territory of Electric Operations. None of these franchises expire before 2007.

     Reliant Energy HL&P's electric utility operations are currently subject to traditional cost-of-service regulation at rates regulated by the Texas Utility Commission. In June 1999, Texas passed the Legislation, which will significantly change the regulation of electric utility operators in the State of Texas. For additional information, including information about the Legislation's effect on competition in the retail electric and electric generation markets in Texas, see "--Electric Operations-- Deregulation and Competition," "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company--Certain Factors Affecting Future Earnings of the Company--Competition and Restructuring of the Texas Electric Utility Industry" and Note 3 to the Company's Consolidated Financial Statements, which Sections and Note are incorporated herein by reference. This competition is scheduled to commence January 1, 2002.

     Natural Gas Distribution Operations. In almost all communities in which Natural Gas Distribution provides service, Resources operates under franchises, certificates or licenses obtained from state and local authorities. The terms of the franchises, with various expiration dates, typically range from ten to thirty years. None of Natural Gas Distribution's material franchises expire before 2005. In most cases, franchises to provide natural gas utility services are not exclusive.

     Substantially all of Natural Gas Distribution's retail sales are subject to traditional cost-of-service regulation at rates regulated by the relevant state public service commissions and, in Texas, by municipalities served by Natural Gas Distribution. None of Natural Gas Distribution's local distribution companies are currently a party to any material pending rate proceeding.

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

     The 1980 Federal Low-Level Radioactive Waste Policy Act directed states to assume responsibility for the disposal of low-level nuclear waste generated within their borders. Under this Act, states may combine with other states and seek consent from the U.S. Congress for regional compacts to construct and operate low-level nuclear waste sites. Only two sites (the Envirocare facility in Utah and the Barnwell facility in South Carolina) are currently licensed and available to the South Texas Project for low-level waste disposal. The South Texas Project had a contract with the operator of the Barnwell facility to dispose of all of the South Texas Project's low-level nuclear waste through June 1999 at the facility. Currently, the South Texas Project continues to dispose of its low-level nuclear waste under a short-term agreement at the Barnwell facility.

     An interstate compact among Texas, Maine and Vermont has sole access to a Texas waste disposal facility. The Texas Natural Resource Conservation Commission denied the application of the Texas Low-Level Radioactive Waste Disposal Authority (Waste Disposal Authority) to build and operate a low-level waste disposal facility in Hudspeth County, Texas. In the event the Barnwell facility stops accepting waste before a Texas site is opened, the South Texas Project would store its waste in an interim storage facility located at the nuclear plant. The plant currently has storage capacity for at least five years of low-level nuclear waste generated by the project.

     The Waste Disposal Authority is currently authorized to assess a planning and implementation fee upon waste generators to fund development of the proposed Texas disposal facility. However, the Texas legislature is considering several measures that could change Reliant Energy HL&P's share of this assessment from prior years.

     For information regarding the NRC's regulation of nuclear decommissioning trust funds, see Note 6 to the Company's Consolidated Financial Statements.

FOREIGN REGULATION

     For a description of the contractual agreements and protocol under which UNA will operate during the transition to a deregulated market, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Results of Operations by Business Segment -- Reliant Energy Europe," which section is incorporated herein by reference.

                              ENVIRONMENTAL MATTERS

     The Company is subject to a number of federal, state and local environmental requirements that govern the discharge of emissions into the air and water and regulate the handling of solid and hazardous waste. In general, Federal statutes develop requirements which then are implemented by state and local entities through enabling ordinances or legislation specific to the area. As part of the Federal Clean Air Act Amendments of 1990, requirements and schedules for attainment of health based air standards were developed. In Texas, these requirements are being determined by the Texas Natural Resources Conservation Commission (TNRCC) for areas that do not attain the federally prescribed standards. The Houston area has been designated a non-attainment area for ozone, and preliminary work done by the TNRCC indicates substantial (as much as 90%) reductions in oxides of nitrogen (NOx), a product of the combustion process associated with the generation of electric energy and a contributor to ozone formation, may be necessary. While regulations have not been finalized for the Houston area, the Company estimates that reductions of the magnitude contemplated by the TNRCC will require substantial expenditures in the years 2000 through 2003 and will require modifications to reduce emissions from most of the Company's generating assets in Texas. See "--Clean Air Act Expenditures" below.

     The Clean Air Act also required a study to determine if additional regulations are needed to improve visibility in the southwestern United States. Reliant Energy does not expect that this study will require the installation of additional pollution controls on the Company's generating units, including the generating units acquired by, or expected to be completed by, the Company.

     The EPA was directed by the Clean Air Act to perform a study of the risk to public health from emissions of toxic air pollutants from power plants, and to regulate such emissions as necessary. The EPA issued a report to Congress in February 1998. The report makes no determination as to the need to issue regulations applicable to the utility industry, and such a determination is not expected until the National Academy of Sciences completes a review of studies in mid-2000. It is, therefore, not possible to make any determination as to the potential need for additional controls on emissions from the Company's facilities.

     Clean Air Act Expenditures. The Company expects the majority of capital expenditures associated with environmental matters to be incurred by Electric Operations in connection with emission limitations for NOx under the Clean Air Act. NOx reduction costs incurred by Electric Operations generating units in the Houston, Texas area totaled approximately $7 million in 1999 and $7 million in 1998. The TNRCC is currently considering additional NOx reduction requirements for electric generating units and other industrial sources located in the Houston metropolitan area and the eastern half of Texas as a means to attain the Clean Air Act standard for ozone. Although the magnitude and timing of these requirements will not be established by the TNRCC until November 2000, NOx reductions approaching the 90% level of emissions are anticipated. Expenditures for NOx controls on Electric Operations generating units have been estimated at $500 to $600 million during the period 2000 through 2003, with an estimated $80 million to be incurred during 2000. In addition, the Legislation created a program mandating air emissions reductions for certain generating facilities of Electric Operations. The Legislation provides for stranded cost recovery for costs associated with this obligation incurred before May 1, 2003. For further information regarding the Legislation, see Note 3 to the Company's Consolidated Financial Statements.

     The Company's expenditures associated with respect to permits, registrations and authorizations for operation of facilities under the statutes regulating the discharge of pollutants into surface water, and for the handling and disposal of solid wastes have not been, and are not expected to be, material.

     For a discussion of specific environmental contingencies for the Company and Resources, projected expenditures in connection with environmental matters, and a quantification of costs associated with these matters, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company -- Environmental Expenditures," Note 14(h) to the Company's Consolidated Financial Statements and Note 8(d) to Resources Corp.'s Consolidated Financial Statements. Compliance with federal, state and local laws governing the discharge of materials into the environment, or otherwise intended to protect the environment, is not expected to have a material adverse impact on the consolidated results of operations or financial position of the Company.

                                    EMPLOYEES

     As of December 31, 1999, the Company had 14,256 full-time employees. The following table sets forth the number of the Company's employees by business segment as of December 31, 1999:

SEGMENT                            NUMBER
-------                            ------

Electric Operations ............    6,739
Natural Gas Distribution .......    4,879
Interstate Pipelines ...........      570
Wholesale Energy ...............      477
Reliant Energy Europe ..........      933
Reliant Energy Latin America ...       84
Corporate ......................      574
                                   ------
Total ..........................   14,256
                                   ======

     The number of employees of Reliant Energy and its subsidiaries who are represented by unions or other collective bargaining groups include (i) Electric Operations, 2,789; (ii) Natural Gas Distribution, 1,557; (iii) Wholesale Energy, 5 and (iv) Reliant Energy Europe, 650.

                      EXECUTIVE OFFICERS OF RELIANT ENERGY
                             (AS OF MARCH 10, 2000)

                                          OFFICER
      NAME                      AGE (1)   SINCE                      PRESENT POSITION
--------------------           --------   -----          -----------------------------------------

R. STEVE LETBETTER                51       1978          Chairman, President, Chief Executive
                                                         Officer and Director

ROBERT W. HARVEY                  44       1999          Vice Chairman

LEE W. HOGAN                      55       1990          Vice Chairman and Director

STEPHEN W. NAEVE                  52       1988          Vice Chairman and Chief Financial Officer

HUGH RICE KELLY                   57       1984          Executive Vice President, General Counsel
                                                         and Corporate Secretary

MARY P. RICCIARDELLO              44       1993          Senior Vice President and Comptroller

DAVID M. MCCLANAHAN               50       1986          President and Chief Operating Officer,
                                                         Reliant Energy Delivery Group

JOE BOB PERKINS                   39       1996          President and Chief Operating Officer,
                                                         Reliant Energy Wholesale Group


-----------------

(1)  As of December 31, 1999

Mr. Letbetter has served as Chairman of Reliant Energy since January 2000 and as President and Chief Executive Officer of Reliant Energy since June 1999. He has been a director of Reliant Energy since 1995. He has served in various executive officer capacities with the Company since 1978.

Mr. Harvey has served as Vice Chairman of Reliant Energy since June 1999. Prior to joining the Company, he served as a director in the Houston office of McKinsey & Company, Inc.

Mr. Hogan has served as Vice Chairman of Reliant Energy since June 1999. He has been a director of Reliant Energy since 1995. He has served in various executive officer capacities with the Company since 1990, including President and Chief Operating Officer of Reliant Energy International between 1993 and 1997.

Mr. Naeve has served as Vice Chairman of Reliant Energy since June 1999 and as Chief Financial Officer of Reliant Energy since 1997. Between 1997 and 1999, he served as Executive Vice President and Chief Financial Officer of Reliant Energy. He has served in various executive officer capacities with the Company since 1988, including Vice President - Strategic Planning and Administration between 1993 and 1996.

Mr. Kelly has served as Executive Vice President, General Counsel and Corporate Secretary of Reliant Energy since 1997. Between 1984 and 1997, he served as Senior Vice President, General Counsel and Corporate Secretary of Reliant Energy.

Ms. Ricciardello has served as Senior Vice President and Comptroller of Reliant Energy since June 1999 and as Vice President and Comptroller of Reliant Energy since 1996. She has served in various executive officer capacities with the Company since 1993.

Mr. McClanahan has served as President and Chief Operating Officer of the Reliant Energy Delivery Group since 1999. Previously, he served as President and Chief Operating Officer of the Reliant Energy HL&P division from 1997 to 1999. He has served in various executive officer capacities with the Company since 1986, including Group Vice President - Finance and Regulatory Relations of Reliant Energy HL&P from 1993 to 1996.

Mr. Perkins has served as President and Chief Operating Officer, Reliant Energy Wholesale Group and as President and Chief Operating Officer, Reliant Energy Power Generation, Inc. since 1998. In 1998, Mr. Perkins served as President and Chief Operating Officer of Reliant Energy Power Generation Group. Between 1996 and 1998, Mr. Perkins served as Vice President - Corporate Planning and Development. Prior to joining the Company, he served as Vice President of Business Development and Corporate Secretary of Coral Energy Resources, L.P. and Vice President and General Manager of Coral Power, L.L.C. Between 1994 and 1995, he was Director of Business Development for Tejas Gas Corporation.

ITEM 2. PROPERTIES.

CHARACTER OF OWNERSHIP

     The Company and Resources own their principal properties in fee, except that most electric lines and gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

     Substantially all of the real estate, electric distribution system properties, buildings and franchises owned directly by Reliant Energy (excluding real estate and other properties of subsidiaries of Reliant Energy) are subject to a lien created under a Mortgage and Deed of Trust dated as of November 1, 1944 (as supplemented, Mortgage) between Reliant Energy and South Texas Commercial National Bank of Houston (Chase Bank of Texas, National Association, as Successor Trustee). The lien of the Mortgage excludes cash, stock in subsidiaries and certain other assets. Additionally, substantially all properties of the subsidiaries of Reliant Energy Latin America and Wholesale Energy that own interests in operating plants are subject to liens of creditors of the respective subsidiaries.

ELECTRIC OPERATIONS

     All of the electric generating stations and other operating properties of Electric Operations are located in the state of Texas.

     Electric Generating Stations. As of December 31, 1999, Reliant Energy HL&P owned 12 electric generating stations (62 generating units) with a combined turbine nameplate rating of 13,554,608 KW, including the Company's interest in the South Texas Project.

     South Texas Project. The Company is one of four owners of the South Texas Project, a nuclear generating plant consisting of two 1,250 MW generating units, with a combined turbine nameplate rating of 2,623,676 KW, in which the Company has a 30.8% ownership interest.

     Substations. As of December 31, 1999, the Company owned 215 major substation sites (242 substations) having a total installed rated transformer capacity of 54,763 Mva, including a 30.8% interest in one major substation with an installed rated transformer capacity of 3,080 Mva.

     Electric Lines -- Overhead. As of December 31, 1999, the Company owned 25,535 pole miles of overhead distribution lines and 3,646 circuit miles of overhead transmission lines, including 502 circuit miles operated at 69,000 volts, 2,062 circuit miles operated at 138,000 volts and 1,082 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 1999, the Company owned 12,348 circuit miles of underground distribution lines and 14.9 circuit miles of underground transmission lines, including 6.8 circuit miles operated at 69,000 volts and 8.1 circuit miles operated at 138,000 volts.

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

INTERSTATE PIPELINES

     Resources owns and operates approximately 8,200 miles of gas transmission lines and provides transportation service to various shippers across eight states in the south-central and midwestern United States. Resources also owns and operates six storage fields with a combined daily deliverability of approximately 1.2 BCF per day and a combined working gas capacity of approximately 51.8 BCF. Most of Interstate Pipelines' storage operations are in north Louisiana and Oklahoma.

WHOLESALE ENERGY

     As of December 31, 1999, Wholesale Energy owned and operated six electric generating stations (18 generating units) with a combined nameplate rating of 4,515 MW. For additional information regarding the properties of Power Generation, see "Business -- Wholesale Energy" in Item 1 of this Form 10-K, which information is incorporated herein by reference. Resources owns and operates gathering pipelines which collect gas from more than 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

RELIANT ENERGY EUROPE

     For information regarding the investments of Reliant Energy Europe, see "Business -- Reliant Energy Europe" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

RELIANT ENERGY LATIN AMERICA

     For information regarding the investments of Reliant Energy Latin America, see "Business -- Reliant Energy Latin America" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

CORPORATE

     For information regarding the properties of Corporate, see "Business -- Corporate" in Item 1 of this Form 10-K.

ITEM 3. LEGAL PROCEEDINGS.

(a)  Reliant Energy.

     For a description of certain legal and regulatory proceedings affecting the Company, see Notes 3, 4, 14(h) and 14(i) to the Company's Consolidated Financial Statements, which notes are incorporated herein by reference.

(b)  Resources Corp.

     For a description of certain legal and regulatory proceedings affecting Resources, see Note 8(d) to Resources' Consolidated Financial Statements, which note is incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Reliant Energy's security holders during the fourth quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5. MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 10, 2000, Reliant Energy's common stock was held of record by approximately 80,930 shareholders. Reliant Energy's common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol "REI." All of Resources Corp.'s common stock is held by Reliant Energy.

     The following table sets forth the high and low sales prices of Reliant Energy's common stock on the composite tape during the periods indicated, as reported by Bloomberg, and the dividends declared for such periods. Dividend payout was $1.50 per share in both 1999 and 1998. The dividend declared during the fourth quarter of 1999 is payable in March 2000.

                                                      MARKET PRICE               DIVIDEND
                                                -------------------------        DECLARED
                                                    HIGH           LOW          PER SHARE
                                                -----------    ----------       ---------
1999
First Quarter...............................                                     $ 0.375
  January 6.................................     $ 32 1/4
  March 31..................................                    $ 26 1/16
Second Quarter..............................                                     $ 0.375
  April 14..................................                    $ 25 1/2
  May 25....................................     $ 31 11/16
Third Quarter...............................                                     $ 0.375
  September 3...............................     $ 28 5/8
  September 28..............................                    $ 26 5/16
Fourth Quarter..............................                                     $ 0.375
  October 4.................................     $ 28 7/16
  December 31...............................                    $ 22 7/8
1998
First Quarter...............................                                     $ 0.375
  January 16................................                    $ 25
  March 31..................................     $ 28 15/16
Second Quarter..............................                                     $ 0.375
  May 20....................................                    $ 27 5/16
  June 24...................................     $ 32
Third Quarter...............................                                     $ 0.375
  August 7..................................                    $ 26 5/8
  September 30..............................     $ 32
Fourth Quarter..............................                                     $ 0.375
  October 12................................                    $ 29 7/16
  November 16...............................     $ 33 3/8

     The closing market price of Reliant Energy's common stock on December 31, 1999 was $22 7/8 per share.

     Future dividends will be subject to determination based upon the results of operations and financial condition of the Company, the Company's future business prospects, any applicable contractual restrictions and such other factors as the Company's Board of Directors considers relevant.

ITEM 6. SELECTED FINANCIAL DATA OF THE COMPANY.

     The following table sets forth selected financial data with respect to the Company's consolidated financial condition and results of consolidated operations and should be read in conjunction with the Company's Consolidated Financial Statements and the related notes in Item 8 of this Form 10-K. In July 1995, the Company sold its former cable television subsidiary, the operations of which were accounted for as discontinued operations. The selected financial data includes the financial statement effect of UNA and Resources since the October 1999 acquisition and August 1997 acquisition, respectively. Both acquisitions were accounted for under the purchase method. See Note 2 to the Company's Consolidated Financial Statements for additional information regarding these acquisitions.

                                                                                     YEAR ENDED DECEMBER 31,
                                                         ------------   ------------   ------------  ------------  ------------
                                                             1999           1998           1997          1996           1995
                                                         ------------   ------------   ------------  ------------  ------------
                                                                    (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

Revenues .............................................   $ 15,302,810   $ 11,488,464   $  6,878,225  $  4,095,277  $  3,729,271
                                                         ------------   ------------   ------------  ------------  ------------
Income (loss) from continuing operations before
  extraordinary item and preferred dividends
  (1)(2)(3) ..........................................   $  1,665,731   $   (141,092)  $    421,110  $    404,944  $    397,400
Gain on sale of cable television subsidiary ..........                                                                  708,124
Extraordinary item, net of tax (4) ...................        183,261
Preferred dividends ..................................            389            390            162
                                                         ------------   ------------   ------------  ------------  ------------
Net income (loss) attributable to common
  stockholders (1)(2)(3) .............................   $  1,482,081   $   (141,482)  $    420,948  $    404,944  $  1,105,524
                                                         ============   ============   ============  ============  ============
Basic earnings (loss) per common share:
  Continuing operations before extraordinary
    item (1)(2)(3) ...................................   $       5.84   $       (.50)  $       1.66  $       1.66  $       1.60
  Gain on sale of cable television
  subsidiary .........................................                                                                     2.86
  Extraordinary item, net of tax (4) .................           (.64)
                                                         ------------   ------------   ------------  ------------  ------------
Basic earnings (loss) per common share (1)(2)(3) .....   $       5.20   $       (.50)  $       1.66  $       1.66  $       4.46
                                                         ============   ============   ============  ============  ============
Diluted earnings (loss) per common share:
  Continuing operations before extraordinary
    item (1)(2)(3) ...................................   $       5.82   $       (.50)  $       1.66  $       1.66  $       1.60
  Gain on sale of cable television subsidiary ........                                                                     2.86
  Extraordinary item, net of tax (4) .................           (.64)
                                                         ------------   ------------   ------------  ------------  ------------
Diluted earnings (loss) per common share(1)(2)(3) ....   $       5.18   $       (.50)  $       1.66  $       1.66  $       4.46
                                                         ============   ============   ============  ============  ============
Cash dividends declared per common share .............   $       1.50   $       1.50   $       1.50  $       1.50  $       1.50
Dividend payout ratio from continuing
  operations (1)(2)(3) ...............................             26%                           96%           89%           94%
Return on average common equity (1)(2)(3)(4) .........           30.8%          (3.1%)          9.7%         10.2%         29.5%
Ratio of earnings from continuing operations to
  fixed charges (1)(2)(3)(5) .........................           5.28                          2.40          2.75          2.70

At year-end:
  Book value per common share ........................   $      18.70   $      15.16   $      17.28  $      16.41  $      16.61
  Market price per common share ......................   $      22.88   $      32.06   $      26.75  $      22.63  $      24.25
  Market price as a percent of book value ............            122%           211%           155%          138%          146%

  Total assets .......................................   $ 26,220,936   $ 19,138,522   $ 18,445,606  $ 12,287,857  $ 11,819,606
  Long-term debt obligations, including current
    maturities .......................................   $  9,343,446   $  7,198,202   $  5,469,184  $  3,254,413  $  3,692,173
  Trust preferred securities .........................   $    705,272   $    342,232   $    362,172
  Cumulative preferred stock .........................   $      9,740   $      9,740   $      9,740  $    135,179  $    402,400

  Capitalization:
    Common stock equity ..............................             34%            36%            46%           53%           50%
    Cumulative preferred stock .......................                                                          2%            5%
    Trust preferred securities .......................              5%             3%             3%
    Long-term debt (including current maturities) ....             61%            61%            51%           45%           45%

 Cash consideration for purchase of UNA, net .........   $    832,742
 Purchase of Resources, net of cash acquired .........                                 $  1,422,672
 Other business acquisitions .........................   $     38,426
 Non-rate regulated electric power plants ............   $    188,832   $    292,398
 Investments and advances to unconsolidated
   subsidiaries ......................................   $    116,076   $    445,042   $    234,852  $    495,379  $     49,835
 Capital expenditures ................................   $  1,179,466   $    743,455   $    328,724  $    324,075  $    397,796

-------------

(1) Includes a non-cash, unrealized accounting loss of $409 million, $764 million and $79 million (after-tax), or $1.44, $2.69 and $0.31 earnings per share, on indexed debt securities in 1999, 1998 and 1997, respectively. For additional information on the indexed debt securities, see Note 8 to the Company's Consolidated Financial Statements.

(2) Includes a non-cash, unrealized accounting gain on the Company's investment in Time Warner common stock of $1.575 billion (after-tax), or $5.53 basic earnings per share, in 1999. For additional information on the investment in Time Warner common stock, see Note 8 to the Company's Consolidated Financial Statements.

(3) Includes a $102 (after-tax) million loss due to the devaluation of the Brazilian real in 1999, or $0.36 per share. For additional information on the effect of the devaluation of the Brazilian real on the Company, see
     Note 7 to the Company's Consolidated Financial Statements.

(4) The extraordinary item is a loss related to an accounting impairment of certain generation related regulatory assets of Electric Operations. For additional information, see Note 3 to the Company's Consolidated Financial Statements.

(5)  Fixed charges exceed earnings by $185 million in 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY.

     The following discussion and analysis should be read in combination with the consolidated financial statements and notes of Reliant Energy, Incorporated (Reliant Energy) and its subsidiaries (collectively, the Company) contained in
Item 8 of this Form 10-K.

                          RELIANT ENERGY, INCORPORATED

     The Company is a diversified international energy services company that provides energy and energy services in North America, Western Europe and Latin America. It operates one of the nation's largest electric utilities in terms of kilowatt-hour (KWH) sales, and its three natural gas distribution divisions together form the nation's third largest natural gas distribution operation in terms of customers served. The Company invests in international and domestic electric utility privatizations, gas distribution projects and the development of non-rate regulated power generation projects. The Company is also an interstate natural gas pipeline, providing gas transportation, supply, gathering and storage, and also engages in wholesale energy marketing and trading.

     The Company's financial reporting segments include: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, Reliant Energy Europe, Reliant Energy Latin America and Corporate. For segment reporting information, see Notes 1(a) and 18 to the Company's Consolidated Financial Statements. For a description of the segments, see Note 1(a) to the Company's Consolidated Financial Statements and "Business" in Item 1 of this Form 10-K.

     During 1999, the Company completed the first two phases of its acquisition of N.V. UNA (UNA), a Dutch power generation company. The Company acquired 40% and 12% of UNA's capital stock on October 7, 1999 and December 1, 1999, respectively. On March 1, 2000, the Company purchased the remaining 48% of the shares of UNA. The total purchase price of the acquisition was approximately $2.4 billion (based on an exchange rate of 2.0565 NLG per U.S. dollar as of October 7, 1999), which includes a $426 million promissory note to UNA. The acquisition was accounted for as a purchase. Effective October 1, 1999, the Company recorded 100% of the operating results of UNA. For additional information about this acquisition, including the Company's accounting treatment of the acquisition, see Note 2 to the Company's Consolidated Financial Statements.

     In August 1997, the Company acquired Reliant Energy Resources Corp. (Resources Corp.) and its subsidiaries (collectively, Resources), a natural gas gathering, transmission, marketing and distribution company that conducted business under the name "NorAm Energy Corp." prior to February 1999. The acquisition was accounted for as a purchase; accordingly, the Company's results of operations include the results of operations of Resources only for the period after the acquisition date.

     To enhance comparability between reporting periods, certain information in this Form 10-K is presented on a pro forma basis and reflects the acquisition of Resources as if it had occurred at the beginning of 1997 and the acquisition of UNA as if it had occurred at the beginning of 1999 and 1998. Pro forma purchase-related adjustments for these acquisitions include amortization of goodwill and the allocation of the fair value of certain assets and liabilities. In addition, pro forma adjustments have been made to reflect UNA's operating results in accordance with U.S. generally accepted accounting principles. The pro forma results of operations are not necessarily indicative of the combined results of operations that would have occurred had the acquisitions occurred on such dates.

     All dollar amounts in the tables that follow are in millions, except for per share data.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                                  ACTUAL
                                                                 ------------------------------------------
                                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                    1999            1998             1997
                                                                 ----------      ----------      ----------
Revenues ...................................................     $   15,303      $   11,488      $    6,878
Operating Expenses .........................................        (14,062)        (10,022)         (5,823)
                                                                 ----------      ----------      ----------
Operating Income ...........................................          1,241           1,466           1,055
Dividend Income ............................................             26              41              41
Interest Expense and Other Charges .........................           (563)           (539)           (424)
Unrealized Gain on Time Warner Investment ..................          2,452
Unrealized Loss on Indexed Debt Securities .................           (630)         (1,176)           (121)
Income Tax (Expense) Benefit ...............................           (899)             30            (206)
Extraordinary Item, Net of Tax .............................           (183)
Other Income - Net .........................................             38              37              76
                                                                 ----------      ----------      ----------
Net Income (Loss) Attributable to Common Stockholders ......     $    1,482      $     (141)     $      421
                                                                 ==========      ==========      ==========
Basic Earnings (Loss) Per Share ............................     $     5.20      $    (0.50)     $     1.66
Diluted Earnings (Loss) Per Share ..........................     $     5.18      $    (0.50)     $     1.66


                                                                                 PRO FORMA
                                                                 ------------------------------------------
                                                                       TWELVE MONTHS ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                    1999            1998            1997
                                                                 ----------      ----------      ----------
Revenues ...................................................     $   15,784      $   12,320      $   10,191
Operating Expenses .........................................        (14,436)        (10,681)         (8,985)
                                                                 ----------      ----------      ----------
Operating Income ...........................................          1,348           1,639           1,206
Dividend Income ............................................             26              41              41
Interest Expense and Other Charges .........................           (640)           (647)           (533)
Unrealized Gain on Time Warner Investment ..................          2,452
Unrealized Loss on Indexed Debt Securities .................           (630)         (1,176)           (121)
Income Tax (Expense) Benefit ...............................           (904)             24            (232)
Extraordinary Item, Net of Tax .............................           (183)
Other Income - Net .........................................             56              58              76
                                                                 ----------      ----------      ----------
Net Income (Loss) Attributable to Common Stockholders ......     $    1,525      $      (61)     $      437
                                                                 ==========      ==========      ==========
Basic Earnings (Loss) Per Share ............................     $     5.35      $    (0.21)     $     1.55
Diluted Earnings (Loss) Per Share ..........................     $     5.33      $    (0.21)     $     1.55


     1999 (Actual) Compared to 1998 (Actual). The Company reported consolidated earnings in 1999 of $1.482 billion ($5.20 per basic share) compared to a consolidated net loss of $141 million ($0.50 per share) for 1998. The amount for 1999 reflects a $1.575 billion (after-tax) non-cash, unrealized accounting gain on the Company's investment in Time Warner (TW) common stock (TW Common); a $409 million (after-tax) non-cash, unrealized accounting loss on indexed debt securities; a $102 million (after-tax) loss resulting from the effect of the devaluation of the Brazilian real on equity earnings of the Company's Brazilian investments; and a $183 million (after-tax) extraordinary loss relating to an accounting impairment of certain generation related regulatory assets of Electric Operations. The reported loss for 1998 includes a $764 million (after-tax) non-cash, unrealized accounting loss on indexed debt securities. For information regarding the Company's investment in TW Common and Reliant Energy's indexed debt securities, see Note 8 to the Company's Consolidated Financial Statements. For information regarding the $183 million extraordinary loss, see "-- Certain Factors Affecting Future Earnings of the Company -- Competition and Restructuring of the Texas Electric Utility Industry" and Note 3 to the Company's Consolidated Financial Statements.

     After adjusting for unusual and other charges (as described above) in both years, net income for 1999 would have been $601 million ($2.11 per share) compared to $623 million ($2.19 per share) for 1998. The $22 million decrease was primarily due to an $80 million, or $0.28 per share, gain on the sale of an Argentine electric distribution system in 1998 and lower earnings in 1999 for the Natural Gas Distribution, Interstate Pipelines and Wholesale Energy segments. These decreases were partially offset by higher earnings in the Reliant Energy Latin America segment (after adjusting for the loss due to the devaluation of the Brazilian real) and earnings of Reliant Energy Europe which acquired UNA in the fourth quarter of 1999 (see Note 2 to the Company's Consolidated Financial Statements).

     1999 (Pro Forma) Compared to 1998 (Pro Forma). Consolidated pro forma earnings in 1999 were $1.525 billion ($5.35 per basic share) compared to a consolidated pro forma net loss of $61 million ($0.21 per share) for 1998. After adjusting for unusual and other charges (as described above) in both years, pro forma net income for 1999 would have been $644 million ($2.26 per share) compared to $703 million ($2.48 per share) for 1998. The decrease in the 1999 period can be attributed to the same factors discussed above and a decline in pro forma operating income of Reliant Energy Europe.

     1998 (Actual) Compared to 1997 (Actual). The Company reported a consolidated net loss for 1998 of $141 million ($0.50 per share) compared to consolidated net income of $421 million ($1.66 per share) in 1997. The 1998 consolidated net loss resulted from the accounting treatment of Reliant Energy's indexed debt securities, one series of which was issued in July 1997. The Company recorded a non-cash, unrealized accounting loss (after-tax) of $764 million on such series of indexed debt securities in 1998. In 1997, the Company recorded a non-cash, unrealized accounting loss (after-tax) of $79 million on such series of indexed debt securities, which was partially offset by $37 million of non-recurring interest income related to a refund of federal income taxes in 1997. For a discussion of Reliant Energy's indexed debt securities, see
Note 8 to the Company's Consolidated Financial Statements.

     After adjusting for unusual and other charges (as described above) in both years, net income for 1998 would have been $623 million ($2.19 per share) compared to $463 million ($1.83 per share) in 1997. The $160 million increase in adjusted net income for 1998 compared to 1997 was due to improved results from Interstate Pipelines, Wholesale Energy and Reliant Energy Latin America segments. Net income for 1998 included an $80 million, or $0.28 per share, gain on the sale of an investment in an electric distribution system in Argentina. Also contributing to the increase were earnings from the businesses acquired in the acquisition of Resources. These effects were partially offset by additional depreciation of regulated power generation assets in compliance with Reliant Energy HL&P's rate of return cap, as described below, and increased interest expense primarily related to the acquisition of Resources.

     1998 (Pro Forma) Compared to 1997 (Pro Forma). The consolidated pro forma net loss for 1998 was $61 million ($0.21 per share) compared to consolidated pro forma net income of $437 million ($1.55 per share) in 1997. After adjusting for unusual and other charges (as described above) in both years, pro forma net income for 1998 would have been $703 million ($2.48 per share) compared to $479 million ($1.70 per share) in 1997. This increase in adjusted pro forma net income for 1998 compared to 1997 was primarily due to the same factors discussed above and $80 million of pro forma net income of UNA in 1998.

     Interest Expense and Other Charges. In 1999, 1998 and 1997, interest expense and other charges were $563 million, $539 million and $424 million, respectively. Increased interest expense and other charges in 1999 compared to 1998 was primarily due to higher levels of short-term borrowings, long-term debt and trust preferred securities. These increases were associated in part with the acquisition of shares of UNA in the fourth quarter of 1999, the Company's additional investment in TW Common in 1999, other acquisitions of businesses and capital expenditures. The increase in 1999 was partially offset by a decrease in the average interest rate for long-term debt. The increase in 1998 from 1997 was primarily attributable to the acquisition of Resources in August 1997 and the acquisitions of non-rate regulated electric power plants and equity investments in Latin America in 1998.

     Income Tax Expense. The effective tax rate for 1999, 1998, and 1997 was 35.1%, 17.7%, and 32.8% respectively. After adjusting for the following unusual and other charges: unrealized accounting gain on the investment in TW Common, unrealized accounting loss on indexed debt securities, loss due to the devaluation of the Brazilian real, and non-recurring interest income related to a refund of federal income taxes in 1997, the adjusted effective tax rate for 1999, 1998, and 1997 was 33.0%, 37.9% and 33.1%, respectively. The decrease in effective tax rate in 1999 compared to 1998 was primarily due to the discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), for the generation operations of Electric Operations. For information regarding the discontinuance of SFAS No. 71 to the generation operations of Electric Operations, see Note 3 to the Company's Consolidated Financial Statements. The increase in effective tax rate in 1998 from 1997 was primarily due to non-deductible goodwill resulting from the acquisition of Resources in August 1997.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     All business segment data (other than data relating to Electric Operations) is presented on a pro forma basis and reflects the acquisition of Resources as if it had occurred at the beginning of 1997 and the acquisition of UNA as if it had occurred at the beginning of 1999 and 1998.

     The following table presents operating income on an actual basis and a pro forma basis for the years ended December 31, 1999, 1998 and 1997 (in millions). Certain amounts from the previous years have been reclassified to conform to the 1999 presentation of the financial statements. Such reclassifications do not affect consolidated earnings.

                   OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                         ACTUAL                                   PRO FORMA
                                        ---------------------------------------      ---------------------------------------
                                                  YEAR ENDED DECEMBER 31,                   YEAR ENDED DECEMBER 31,
                                        ---------------------------------------      ---------------------------------------
                                           1999           1998           1997           1999           1998           1997
                                        ---------      ---------      ---------      ---------      ---------      ---------
Electric Operations ...............     $     981      $   1,002      $     985      $     981      $   1,002      $     985
Natural Gas Distribution ..........           125            145             57            125            145            156
Interstate Pipelines ..............           113            128             32            113            128             99
Wholesale Energy ..................            45             59              1             45             59            (15)
Reliant Energy Europe .............            32                                          139            173
Reliant Energy Latin America ......           (23)           182             20            (23)           182             17
Corporate .........................           (32)           (50)           (40)           (32)           (50)           (36)
                                        ---------      ---------      ---------      ---------      ---------      ---------
Total Consolidated ................     $   1,241      $   1,466      $   1,055      $   1,348      $   1,639      $   1,206
                                        =========      =========      =========      =========      =========      =========

ELECTRIC OPERATIONS

     Electric Operations conducts operations under the name "Reliant Energy HL&P," an unincorporated division of Reliant Energy. Electric Operations generates, purchases, transmits and distributes electricity to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, Texas, the nation's fourth largest city.

     In June 1999, the Texas legislature adopted the Texas Electric Choice
Plan (Legislation) that substantially amends the regulatory structure governing electric utilities in Texas in order to allow retail competition beginning on January 1, 2002. Prior to adoption of the Legislation, Electric Operations' earnings were capped at an agreed overall rate of return formula on a calendar year basis as part of the transition to competition plan (Transition Plan) approved by the Public Utility Commission of Texas (Texas Utility Commission) effective January 1, 1998. As a result of the Transition Plan, any earnings prior to the Legislation above the maximum allowed return cap on invested capital were offset by additional depreciation of Electric Operations' electric generation assets. The Transition Plan also approved the implementation of base rate credits to residential customers of 4% in 1998 and an additional 2% in 1999. Commercial customers whose monthly billing is 1000 kva or less received base rate credits of 2% in 1998 and 1999. For more information regarding the Transition Plan, see Notes 1(g) and 4 to the Company's Consolidated Financial Statements. For more information regarding the Legislation, see Note 3 to the Company's Consolidated Financial Statements.

     The following table provides summary data regarding the actual results of operations of Electric Operations for 1999, 1998 and 1997 (in millions):

                                                        YEAR ENDED DECEMBER 31,
                                                  ----------------------------------
                                                    1999         1998         1997
                                                  --------     --------     --------
Operating Revenues:
   Base Revenues(1) .........................     $  2,968     $  2,969     $  2,839
   Reconcilable Fuel Revenues(2) ............        1,515        1,381        1,413
                                                  --------     --------     --------
     Total Operating Revenues ...............        4,483        4,350        4,252
                                                  --------     --------     --------
Operating Expenses:
   Fuel and Purchased Power .................        1,569        1,455        1,477
   Operation and Maintenance ................          916          890          885
   Depreciation and Amortization Expense ....          667          663          582
   Other Operating Expenses .................          350          340          323
                                                  --------     --------     --------
     Total Operating Expenses ...............        3,502        3,348        3,267
                                                  --------     --------     --------
Operating Income ............................     $    981     $  1,002     $    985
                                                  ========     ========     ========

--------

(1) Includes miscellaneous revenues, certain non-reconcilable fuel revenues and certain purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharges net of adjustments for over/under recovery of fuel. See "--Operating Revenues-- Electric Operations."

OPERATING INCOME - ELECTRIC OPERATIONS

     1999 Compared to 1998. Electric Operations' operating income for the year ended December 31, 1999 was $981 million compared to $1,002 million for the same period in 1998. The $21 million decrease was primarily due to the effects of milder weather and additional base rate credits provided under the Transition Plan partially offset by continued strong customer growth.

     1998 Compared to 1997. Electric Operations' 1998 operating income was $1,002 million compared to $985 million the previous year. The increase of $17 million in operating income was due to higher revenues from the unusually hot weather in 1998 and customer growth partially offset by base rate credits provided under the Transition Plan.

OPERATING REVENUES - ELECTRIC OPERATIONS

     1999 Compared to 1998. Electric Operations' base revenues were $2,968 million for 1999, a decrease of $1 million from 1998. The effects of milder weather in 1999 as compared to 1998 and additional base rate credits in 1999 were offset by continued strong customer growth and increased usage per customer. Total KWH sales were consistent between the two periods.

     Electric Operations' 10% increase in reconcilable fuel revenue in 1999 resulted primarily from increased natural gas prices. The Texas Utility Commission provides for recovery of certain fuel and purchased power costs through a fixed fuel factor included in electric rates. Revenues collected through such factor are adjusted monthly to equal expenses; therefore, such revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on the Company's Consolidated Balance Sheets as deferred credits or regulatory assets, respectively. Electric Operations filed a fuel reconciliation proceeding with the Texas Utility Commission on January 30, 1998 covering $3.5 billion of fuel costs for the three year period ending July 31, 1997. In December 1998, the Texas Utility Commission issued a final order that allowed Electric Operations to recover eligible fuel costs for the three-year period ending July

31, 1997, with some exceptions including a disallowance of $12 million in fuel expense relating to the three-year period ending July 31, 1997.

     1998 Compared to 1997. Electric Operations' $130 million increase in 1998 base revenues over 1997 was primarily the result of unusually hot weather and the impact of customer growth, net of base rate credits implemented under the Transition Plan. In 1998, Electric Operations implemented a base rate credit which reduced revenues by $74 million. Growth in usage and number of customers contributed an additional $48 million in base revenues in 1998.

     Electric Operations' 2% decrease in reconcilable fuel revenue in 1998 resulted primarily from decreased natural gas prices. The decrease in natural gas prices, however, was largely offset by increased KWH sales resulting from hotter weather in 1998.

FUEL AND PURCHASED POWER EXPENSE -- ELECTRIC OPERATIONS

     Fuel costs constitute the single largest expense for Electric Operations. The mix of fuel sources for generation of electricity is determined primarily by system load and the unit cost of fuel consumed. The average cost of fuel used by Electric Operations in 1999 was $1.87 per million British Thermal Units (MMBtu) ($2.47 for natural gas, $1.76 for coal, $1.42 for lignite, and $0.44 for nuclear). The average cost of fuel used by Electric Operations in 1998 was $1.70 per MMBtu ($2.18 for natural gas, $1.78 for coal, $1.19 for lignite, and $0.48 for nuclear). The average cost of fuel used by Electric Operations in 1997 was $1.87 per MMBtu ($2.60 for natural gas, $2.02 for coal, $1.08 for lignite and $0.54 for nuclear).

     1999 Compared to 1998. Fuel and purchased power expenses in 1999 increased by $114 million or 8% over 1998 expenses. The increase is a result of higher costs for natural gas and higher reconcilable cost per unit of lignite. The increase resulting from higher unit cost of fuel was partially offset by a $12 million charge to non-reconcilable fuel in 1998 as discussed above.

     1998 Compared to 1997. Fuel and purchased power expenses in 1998 decreased by $22 million or 1% below 1997 expenses. The decrease was driven by a decrease in the average unit cost of natural gas.

OPERATION AND MAINTENANCE EXPENSES, DEPRECIATION, AMORTIZATION AND OTHER - ELECTRIC OPERATIONS

     1999 Compared to 1998. Operation, maintenance and other operating expenses increased $36 million in 1999, including $38 million due to transmission tariffs within ERCOT. A portion of these transmission expenses were offset by an increase of $28 million in transmission tariff revenue. State franchise taxes increased $13 million in 1999 compared to 1998.

     1998 Compared to 1997. Operation, maintenance and other operating expenses increased $22 million in 1998 compared to 1997, including $9 million due to transmission tariffs within ERCOT. These transmission expenses were largely offset by an increase of $7 million in transmission tariff revenue. Franchise fees paid to cities increased $11 million due to increased sales in 1998.

     In 1998, the Company recorded additional depreciation expense for Electric Operations of $194 million, which is $144 million more than recorded during 1997, as provided by the Transition Plan. The comparative increase was mitigated because amortization of the investment in lignite reserves associated with a canceled generation project was $62 million lower in 1998 than in 1997. For information regarding the depreciation and amortization expense of Electric Operations recorded in 1999 and 1998 pursuant to the Legislation and Transition Plan, see Notes 1(d), 1(g), 3 and 4 to the Company's Consolidated Financial Statements.

NATURAL GAS DISTRIBUTION

     Natural Gas Distribution conducts operations through three divisions of Resources Corp., Reliant Energy Arkla, Reliant Energy Entex and Reliant Energy Minnegasco. Natural Gas Distribution's operations consist of intrastate natural gas sales to, and natural gas transportation for residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

     The Company has retained a financial advisor to assist it in evaluating strategic alternatives for Reliant Energy Arkla and Reliant Energy Minnegasco, including divestiture.

     The following table provides summary data regarding the actual results of operations of Natural Gas Distribution for 1999 and 1998 and unaudited pro forma results of operations for 1997 (in millions):

                                                                    ACTUAL                    PRO FORMA
                                                       -------------------------------     -------------
                                                                  YEAR ENDED                 YEAR ENDED
                                                                  DECEMBER 31,              DECEMBER 31,
                                                       -------------------------------     -------------
                                                           1999                1998            1997
                                                       -------------     -------------     -------------
Operating Revenues:
   Base Revenues .................................     $         802     $         845     $         874
   Recovered Gas Revenues ........................             1,095             1,034             1,388
                                                       -------------     -------------     -------------
     Total Operating Revenues ....................             1,897             1,879             2,262
                                                       -------------     -------------     -------------
Operating Expenses:
   Natural Gas ...................................             1,102             1,085             1,440
   Operation and Maintenance .....................               453               426               439
   Depreciation and Amortization .................               132               131               125
   Other Operating Expenses ......................                85                92               102
                                                       -------------     -------------     -------------
     Total Operating Expenses ....................             1,772             1,734             2,106
                                                       -------------     -------------     -------------
Operating Income .................................     $         125     $         145     $         156
                                                       =============     =============     =============
Throughput Data (in billion cubic feet (BCF)):
   Residential and Commercial Sales ..............               287               286               326
   Industrial Sales ..............................                56                56                59
   Transportation ................................                46                44                42
                                                       -------------     -------------     -------------
     Total Throughput ............................               389               386               427
                                                       =============     =============     =============

     1999 (Actual) Compared to 1998 (Actual). Natural Gas Distribution's operating income was $125 million in 1999 compared to $145 million in 1998. The $20 million decrease was primarily attributable to an increase in operating expenses, in particular employee benefits, and costs associated with the implementation of an enterprise wide information system.

     The $18 million or 1% increase in 1999 operating revenues compared to 1998 is primarily due to an increase in the price of purchased gas. Mild weather in 1999 continued to negatively impact the demand for natural gas heating.

     1998 (Actual) Compared to 1997 (Pro Forma). Operating income was $145 million in 1998 compared to pro forma operating income of $156 million in 1997. The $11 million decrease reflects the lower demand for natural gas heating that resulted from milder weather in 1998. The negative impact of weather was partially offset by (i) the favorable impact of purchased gas adjustments during this period on Reliant Energy Arkla's operating income, (ii) lower operating expenses and (iii) increased revenue resulting from Reliant Energy Minnegasco's performance based rate plan.

     The $383 million decrease in 1998 actual operating revenues compared to 1997 pro forma operating revenues is primarily attributable to a decrease in the price of purchased gas and decreased sales volume primarily due to milder weather in 1998.

INTERSTATE PIPELINES

     Interstate Pipelines provides interstate gas transportation and related services through two wholly owned subsidiaries of Resources Corp., Reliant Energy Gas Transmission Company (REGT) and Mississippi River Transmission Corporation (MRT).

     The Company has retained a financial advisor to assist it in evaluating strategic alternatives for Interstate Pipelines, including divestiture.

     The following table provides summary data regarding the actual results of operations of Interstate Pipelines for 1999 and 1998 and unaudited pro forma results of operations for 1997 (in millions):


                                                      ACTUAL                     PRO FORMA
                                         --------------------------------      -------------
                                                    YEAR ENDED                   YEAR ENDED
                                                   DECEMBER 31,                 DECEMBER 31,
                                         --------------------------------      -------------
                                              1999               1998               1997
                                         -------------      -------------      -------------
Operating Revenues .................     $         275      $         282      $         295
Operating Expenses:
   Natural Gas .....................                27                 32                 51
   Operation and Maintenance .......                71                 64                 82
   Depreciation and Amortization ...                49                 44                 48
   Other Operating Expenses ........                15                 14                 15
                                         -------------      -------------      -------------
     Total Operating Expenses ......               162                154                196
                                         -------------      -------------      -------------
Operating Income ...................     $         113      $         128      $          99
                                         =============      =============      =============
Throughput Data (in BCF):
Natural Gas Sales ..................                15                 16                 18
Transportation .....................               836                825                911
   Elimination(1) ..................               (14)               (15)               (17)
                                         -------------      -------------      -------------
Total Throughput ...................               837                826                912
                                         =============      =============      =============

-------

(1)  Elimination of volumes both transported and sold.

     1999 (Actual) Compared to 1998 (Actual). Interstate Pipelines' operating income for 1999 was $113 million compared to $128 million for 1998. The $15 million decrease was due primarily to the settlement of a dispute related to certain gas purchase contracts that resulted in the recognition of $6 million of revenues in 1998, a reduction in depreciation and amortization in 1998 of $5 million related to a rate case settlement and an increase in operating expenses in 1999, primarily employee benefit expenses.

     Operating revenue for Interstate Pipelines decreased by $7 million in 1999 compared to 1998. The decrease was primarily attributable to the settlement of outstanding gas purchase contract litigation in 1998 as discussed above. Natural gas expense decreased $5 million in 1999 compared to 1998 primarily due to expiration of gas supply contracts. Operation and maintenance expense increased $7 million in 1999 as compared to 1998 primarily due to increases in employee benefit expenses. Depreciation and amortization expense increased $5 million in 1999 due to a rate settlement recorded in 1998 as discussed above. The rate settlement, effective January 1998, provided for a $5 million reduction in MRT's depreciation rates retroactive to July 1996.

     1998 (Actual) Compared to 1997 (Pro Forma). Interstate Pipelines' operating income for 1998 was $128 million compared to $99 million for 1997 on a pro forma basis. The $29 million increase in operating income for 1998 is primarily due to $11 million of pre-tax, non-recurring items recorded in 1998 for favorable litigation and rate case settlements as discussed above. The increase in operating income also reflects improved operating margins and reductions in operating expenses. The increase in operating income for 1998 was partially offset by $7 million of non-recurring transportation revenues recorded in the first quarter of 1997, as discussed below.

     Operating revenues for Interstate Pipelines decreased by $13 million in 1998 compared to pro forma 1997 revenues. The decrease in revenues is due in part to $7 million of non-recurring transportation revenues recognized in the first quarter of 1997. These revenues were recognized following a settlement with Reliant Energy Arkla related to transportation service. The settlement with Reliant Energy Arkla resulted in reduced transportation rates which also reduced revenues for 1998. Lower spot prices in 1998 and reduced sales volumes also contributed to the reduction in operating revenues. These decreases were partially offset by the settlement of outstanding gas purchase contract litigation, which resulted in the recognition of approximately $6 million of revenues in 1998 as discussed above. The 9% decline in total throughput reflected the impact of unseasonably warm winter weather.

     Interstate Pipelines' 1998 operating expenses declined $42 million in comparison to 1997 pro forma operating expenses. Contributing to the decrease were the MRT rate settlement in 1998, the impact of cost control initiatives and reduced pension and benefit expenses.

     Natural gas expense decreased $19 million in 1998 compared to pro forma natural gas expense in 1997 primarily due to lower gas sales volumes and lower prices for purchased gas. Operation and maintenance expense decreased $18 million in 1998 in comparison to pro forma operation and maintenance expense for 1997. The decrease was primarily due to the impact of cost control initiatives, reduced pension and benefit expenses and decreased maintenance due to milder weather in the first quarter of 1998. Depreciation expense decreased $4 million in 1998 compared to pro forma depreciation expense in 1997 primarily due to a rate settlement recorded in 1998.

     During 1999 and 1998, Interstate Pipelines' largest unaffiliated customer was a natural gas utility that serves the greater St. Louis metropolitan area in Illinois and Missouri. Revenues from this customer are generated pursuant to several long-term firm storage and transportation agreements that currently are scheduled to expire at various dates between October 2000 and May 2001. Interstate Pipelines is currently negotiating with the natural gas utility to renew these agreements. If such contracts are not renewed, the results of operations of Interstate Pipelines could be adversely affected.

WHOLESALE ENERGY

     Wholesale Energy conducts its operations through (i) Reliant Energy Power Generation, Inc. (collectively with its subsidiaries, Power Generation), (ii) Reliant Energy Services, Inc. (Reliant Energy Services) and (iii) Reliant Energy Field Services, Inc.

     The Company has retained a financial advisor to assist it in evaluating strategic alternatives for Reliant Energy Field Services, Inc., including divestiture.

     Wholesale Energy includes the acquisition, development and operation of, and sales of capacity, energy and ancillary services from domestic unregulated power generation facilities; wholesale energy trading, marketing and risk management activities in North America; and domestic natural gas gathering activities. Power Generation acquires and develops non-rate regulated power generation facilities. From March 1997 through December 31, 1999, the Company invested approximately $611 million in the acquisition and development of domestic non-rate regulated power generation projects. As of December 31, 1999, Power Generation had entered into commitments associated with various domestic generation projects amounting to $324 million along with commitments to acquire various generating equipment totaling $318 million for delivery from 2000 to 2001 that are to be used in future development projects. In February 2000, Power Generation signed a definitive agreement to purchase from Sithe Energies, Inc. its non-rate regulated power generating assets and sites located in Pennsylvania, New Jersey and Maryland having a net generating capacity of more than 4,200 megawatts for an aggregate purchase price of $2.1 billion, subject to certain adjustments. The acquisition is expected to close in the second quarter of 2000 and is subject to obtaining certain regulatory approvals and satisfying other closing conditions. The Company expects that Power Generation will actively pursue the acquisition of additional generation assets and the development of additional new non-rate regulated generation projects. Depending on the timing and success of Power Generation's future efforts, the Company believes that resulting expenditures could be substantial.

     To minimize the Company's risks associated with fluctuations in the price of natural gas and transportation, the Company, primarily through Reliant Energy Services, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (i) certain commitments to buy, sell and move electric power, natural gas, crude oil and refined products, (ii) existing natural gas storage and heating oil inventory, (iii) future power sales and natural gas purchases by generation facilities, (iv) crude oil and refined products and (v) certain anticipated transactions, some of which carry off-balance sheet risk. Reliant Energy Services also enters into commodity and weather derivatives in its trading and price risk management activities. For a discussion of the Company's accounting treatment of derivative instruments, see
Note 5 to the Company's Consolidated Financial Statements and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

     The Company believes that energy trading, marketing and risk management activities complement its strategy of developing and/or acquiring non-rate regulated generation assets in key markets. Reliant Energy Services purchases fuel to supply Power Generation's existing generation assets and sells electricity produced by these assets. As a result, the Company has made, and expects to continue to make, significant investments in developing Reliant Energy Services' infrastructure including software, trading and risk control resources.

     The following table provides summary data regarding the actual results of operations of Wholesale Energy for 1999 and 1998 and unaudited pro forma results of operations for 1997 (in millions):


                                                                                             ACTUAL                    PRO FORMA
                                                                                 -------------------------------     -------------
                                                                                            YEAR ENDED                 YEAR ENDED
                                                                                           DECEMBER 31,               DECEMBER 31,
                                                                                 -------------------------------     -------------
                                                                                     1999               1998              1997
                                                                                 -------------     -------------     -------------
Operating Revenues .........................................................     $       7,949     $       4,456     $       3,042
Operating Expenses:
   Natural Gas .............................................................             3,959             2,413             2,645
   Purchased Power .........................................................             3,729             1,829               313
   Operation and Maintenance ...............................................               184               132                90
   Depreciation and Amortization ...........................................                26                18                 7
   Other Operating Expenses ................................................                 6                 5                 2
                                                                                 -------------     -------------     -------------
       Total Operating Expenses ............................................             7,904             4,397             3,057
                                                                                 -------------     -------------     -------------
Operating Income ...........................................................     $          45     $          59     $         (15)
                                                                                 =============     =============     =============
Operations Data:
   Natural Gas (in BCF):
     Sales .................................................................             1,820             1,164               958
     Gathering .............................................................               270               237               242
                                                                                 -------------     -------------     -------------
       Total ...............................................................             2,090             1,401             1,200
                                                                                 =============     =============     =============
   Electricity (in MMWH):
     Wholesale Power Sales .................................................             112.1              65.2              25.0
                                                                                 =============     =============     =============

     1999 (Actual) Compared to 1998 (Actual). Wholesale Energy reported operating income of $45 million compared to $59 million for 1998. The $14 million decrease was due primarily to a decline in market prices for electricity in the California market caused by milder than normal weather and increased hydroelectric generation sold into the California market by competitors. This decline more than offset significant increases in operating income in the trading and marketing operation of Wholesale Energy.

     Operating revenues for Wholesale Energy were $7.9 billion in 1999, a 78% increase from 1998. The increase in revenues was primarily due to increased trading volumes for power, gas and oil, as well as higher sales prices for these same commodities.

     Natural gas and purchased power expense increased $3.4 billion in 1999, an 81% increase from 1998. The increase was primarily due to the corresponding increase in trading sales volumes. Trading and marketing margin percentages remained consistent between the two periods. Operation and maintenance expenses in 1999 increased $52 million from 1998. The increase was primarily due to increased operating expenses for the California plants which were acquired in May 1998, increased development costs, and higher levels of trading and marketing staffing to support the higher sales and expanded marketing efforts. Depreciation and amortization in 1999 increased $8 million from 1998 due primarily to a full year of depreciation for the California plants as well as additional assets placed into operation during 1999.

     1998 (Actual) Compared to 1997 (Pro Forma). Wholesale Energy reported operating income of $59 million in 1998 compared to a pro forma loss of $15 million in 1997. This $74 million increase was due to improved operating results of both non-rate regulated generating assets and trading and marketing activities. Capitalization of previously expensed development costs related to successful project starts in Nevada, California and Texas also contributed to the increase. These improved results were partially offset by increased operating expenses in the trading and marketing operations, as discussed below. In 1997, operating income was negatively affected by hedging losses associated with sales under peaking contracts and losses from the sale of unhedged natural gas held in storage in the first quarter of 1997 totaling $17 million.

     Operating revenues in 1998 increased $1.4 billion, a 46% increase from pro forma 1997 operating revenues, due almost entirely to an increase in wholesale power sales.

     Operating expense in 1998 increased $1.3 billion, or 44% compared to pro forma operating expense for 1997 primarily due to $1.5 billion in increased power costs related to energy trading and marketing activities. Natural gas expenses in 1998 decreased $232 million, or 9%, compared to pro forma 1997 due to the reduction in the price of natural gas in 1998. Operation and maintenance expense increased $42 million, or 47%, in 1998 as compared to 1997 primarily due to power plant acquisitions in California and costs associated with staffing increases in the trading and marketing operation to support increased sales and marketing efforts. Also contributing to the increase was an increase in a credit reserve due to increased counterparty credit and performance risk associated with higher prices and higher volatility in the electric power market recorded in the second quarter of 1998.

RELIANT ENERGY EUROPE

     The Company established its Reliant Energy Europe business segment in the fourth quarter of 1999. Reliant Energy Europe owns, operates and sells power from generation facilities in the Netherlands and plans to participate in the emerging wholesale energy trading and marketing industry in the Netherlands and other countries in Europe.

     During 1999, the Company completed the first two phases of its acquisition of UNA, a Dutch power generation company. The Company acquired 40% and 12% of UNA's capital stock on October 7, 1999 and December 1, 1999, respectively. On March 1, 2000, the Company purchased the remaining 48% of the shares of UNA. The total purchase price of the acquisition was approximately $2.4 billion (based on an exchange rate of 2.0565 NLG per U.S. dollar as of October 7, 1999), which includes a $426 million promissory note to UNA. The Reliant Energy Europe segment includes the operations of UNA and its subsidiaries and the operations of Reliant Energy Trading & Marketing B.V. (Reliant Energy Marketing Europe), which operations commenced in the fourth quarter of 1999. For additional information about this acquisition, including the Company's accounting treatment of the acquisition, see Note 2 to the Company's Consolidated Financial Statements.

     The following table provides summary data for the unaudited pro forma results of operations of Reliant Energy Europe for 1999 and 1998 (in millions):


                                               PRO FORMA
                                         ---------------------
                                              YEAR ENDED
                                              DECEMBER 31,
                                         ---------------------
                                           1999         1998
                                         --------     --------
Operating Revenues .................     $    634     $    832
Operating Expenses:
   Fuel and Purchased Power ........          284          435
   Operation and Maintenance .......          126          136
   Depreciation and Amortization ...           85           88
                                         --------     --------
     Total Operating Expenses ......          495          659
                                         --------     --------
Operating Income ...................     $    139     $    173
                                         ========     ========

     1999 (Pro Forma) to 1998 (Pro Forma). For the year ended December 31, 1999, pro forma operating income was $139 million compared to pro forma operating income of $173 million in 1998. The $34 million decrease in operating income between periods was primarily due to reduced revenues resulting from lower regulated returns and recovery of costs. Operating expenses in 1999 associated with the start-up costs of the European trading and marketing operations also contributed to the decline.

     Pro forma revenues declined in 1999 from 1998 due to lower regulated returns and recovery of costs and due to the effects of milder weather and competition from cogeneration and increased import power from other countries, which reduced the generation of electricity from UNA's plants. Pro forma fuel expenses declined in 1999 from 1998 primarily due to reduced production of electricity, as discussed above. Operation and maintenance expenses decreased due to cost control initiatives and lower ongoing maintenance expenses.

     UNA, the other large Dutch generating companies and the Dutch distribution companies are currently operating under various agreements which regulate, among other things, the rates UNA may charge for its generation output. Under the Cooperative Agreement (OvS Agreement), UNA and the other generators agreed to sell their generating output to a national production pool (SEP) and, in return, receive a standardized remuneration. The remuneration includes fuel cost, capital cost and the cost of operations and maintenance expenses. UNA operates under the protocol (Protocol) which is an agreement under which the generators agreed to provide capacity and energy to distributors for a total payment of NLG
3.4 billion (approximately $1.6 billion U.S. dollars) over the period 1997 through 2000 plus compensation of actual fuel costs. The OvS will expire substantially by the beginning of 2001. The Protocol, which was entered into in order to facilitate the transition from a regulated energy market into an unregulated energy market, will also expire substantially by the beginning of 2001.

     Beginning 2001, UNA will begin operating in a deregulated market. Based on current estimates, Reliant Energy anticipates that UNA will undergo a significant decline in revenues in 2001 attributable to the deregulation of the market. Another factor that will affect the operating results of Reliant Energy Europe is the imposition in 2002 of standard Dutch corporate tax rates of 35% on UNA. In 1999 and prior years, UNA was not subject to a corporate income tax.

     For additional information on these and certain other factors that may affect the future results of operations of Reliant Energy Europe, see "-- Certain Factors Affecting Future Earnings of the Company -- Competition -- Reliant Energy Europe Operations."

RELIANT ENERGY LATIN AMERICA

     Reliant Energy Latin America includes the results of operations of Reliant Energy International, Inc. (Reliant Energy International) and the international operations of Resources (Resources International). Reliant Energy Latin America participates in the privatization of generation and distribution facilities and independent power projects primarily in Latin America.

     Reliant Energy is evaluating selling the Company's Latin American assets in order to pursue business opportunities that are in line with its strategies for the U.S. and Western Europe.

     For information regarding foreign currency matters, including the impact of the devaluation of the Brazilian real in 1999, see Note 7 to the Company's Consolidated Financial Statements, "-- Certain Factors Affecting Future Earnings of the Company -- Risks of Operations in Emerging Markets" and "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of this Form 10-K. For additional information about the accounting treatment of certain of International's foreign investments, see Note 7 to the Company's Consolidated Financial Statements.

     The following table provides summary data regarding the actual results of operations of Reliant Energy Latin America for 1999 and 1998 and pro forma results of operations for 1997 (in millions):

                                                      ACTUAL                PRO FORMA
                                             --------------------------    -----------
                                                    YEAR ENDED              YEAR ENDED
                                                    DECEMBER 31,           DECEMBER 31,
                                             --------------------------    -----------
                                                1999            1998           1997
                                             ----------      ----------     ----------
Operating Revenues .....................     $       80      $      259     $       92
Operating Expenses:
  Fuel .................................             49              25             21
  Operation and Maintenance ............             49              48             50
  Depreciation and amortization ........              5               4              4
                                             ----------      ----------     ----------
          Total Operating Expenses .....            103              77             75
                                             ----------      ----------     ----------
Operating Income (Loss) ................     $      (23)     $      182     $       17
                                             ==========      ==========     ==========

     1999 (Actual) Compared to 1998 (Actual). In 1999, Reliant Energy Latin America had an operating loss of $23 million compared to operating income of $182 million in 1998. The operating loss for 1999 includes a $102 million (after-tax) loss resulting from the effect of the devaluation of the Brazilian real on equity earnings of the Company's Brazilian investments. In addition, the decrease was due to a $138 million pre-tax gain on the sale of a 63% interest in an Argentine electric distribution company in 1998 partially offset by increased contributions from Argener and EDESE, a cogeneration project and a utility in Argentina, and increased equity earnings in 1999.

     1998 (Actual) Compared to 1997 (Pro Forma). Reliant Energy Latin America had operating income of $182 million in 1998 compared to pro forma operating income of $17 million in 1997. The increase in operating income is primarily due to a $138 million pre-tax gain on the sale discussed above. Equity earnings from investments in utility systems in El Salvador and Colombia acquired in 1998 also contributed to the increase in operating income.

CORPORATE

      Corporate includes the operations of certain non-rate regulated retail services businesses, a communications business offering enhanced data, voice and other services to customers in Texas, certain real estate holdings and unallocated corporate costs.

     Corporate had an operating loss of $32 million for 1999 compared to a $50 million operating loss for 1998. The decreased loss was primarily due to decreased state franchise taxes partially offset by increased general insurance liability and information system expenses.

     Corporate incurred an operating loss of $50 million for 1998 compared to a pro forma operating loss of $36 million for 1997. The increased loss was primarily due to development costs, increased expenses associated with information system costs and increased liabilities associated with certain compensation plans.

            CERTAIN FACTORS AFFECTING FUTURE EARNINGS OF THE COMPANY

     Earnings for the past three years are not necessarily indicative of future earnings and results. The level of future earnings depends on numerous factors including (i) state and federal legislative or regulatory developments, (ii) national or regional economic conditions, (iii) industrial, commercial and residential growth in service territories of the Company, (iv) the timing and extent of changes in commodity prices and interest rates, (v) weather variations and other natural phenomena, (vi) growth in opportunities for the Company's diversified operations, (vii) the results of financing efforts, (viii) the ability to consummate and timing of consummation of pending acquisitions and dispositions, (ix) the speed, degree and effect of continued electric industry restructuring in North America and Western Europe, and (x) risks incidental to the Company's overseas operations, including the effects of fluctuations in foreign currency exchange rates.

     In order to adapt to the increasingly competitive environment, the Company continues to evaluate a wide array of potential business strategies, including business combinations or acquisitions involving other utility or non-utility businesses or properties, internal restructuring, reorganizations or dispositions of currently owned businesses and new products, services and customer strategies.

COMPETITION AND RESTRUCTURING OF THE TEXAS ELECTRIC UTILITY INDUSTRY

     The electric utility industry is becoming increasingly competitive due to changing government regulations, technological developments and the availability of alternative energy sources.

     Texas Electric Choice Plan. In June 1999, the Texas legislature adopted legislation that substantially amends the regulatory structure governing electric utilities in Texas in order to allow retail competition beginning with respect to pilot projects for up to 5% of each utility's load in all customer classes in June 2001 and for all other customers on January 1, 2002. In preparation for that competition, the Company expects to make significant changes in the electric utility operations it conducts through Reliant Energy HL&P. Under the Legislation, on January 1, 2002, most retail customers of investor-owned electric utilities in Texas will be entitled to purchase their electricity from any of a number of "retail electric providers" which will have been certified by the Texas Utility Commission. Power generators will sell electric energy to wholesale purchasers, including retail electric providers, at unregulated rates beginning January 1, 2002. For further information regarding the Legislation, see Note 3 to the Company's Consolidated Financial Statements.

     Stranded Costs. Pursuant to the Legislation, Reliant Energy HL&P will be entitled to recover its stranded costs (i.e., the excess of net book value of generation assets, as defined by the Legislation, over the market value of those assets) and its regulatory assets related to generation. The Legislation prescribes specific methods for determining the amount of stranded costs and the details for their recovery. However, during the base rate freeze period from 1999 through 2001, earnings above the utility's authorized return formula will be applied in a manner to accelerate depreciation of generation related plant assets for regulatory purposes. In addition, depreciation expense for transmission and distribution related assets may be redirected to generation assets for regulatory purposes during that period. The Legislation also provides for Reliant Energy HL&P, or a special purpose entity, to issue securitization bonds for the recovery of generation related regulatory assets and stranded costs. Any stranded costs not recovered through the securitization bonds will be recovered through a non-bypassable charge to transmission and distribution customers.

     Accounting. At June 30, 1999, the Company performed an impairment test of its previously regulated electric generation assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", on a plant specific basis. The Company determined that $797 million of electric generation assets were impaired as of June 30, 1999. Of such amounts, $745 million relate to the South Texas Project and $52 million relate to two gas-fired generation plants. The Legislation provides recovery of this impairment through regulated cash flows during the transition period and through non-bypassable charges to transmission and distribution customers. As such, a regulatory asset has been recorded for an amount equal to the impairment loss and is included on the Company's Consolidated Balance Sheets as a regulatory asset.

     The impairment analysis requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the plants. The resulting impairment loss is highly dependent on these underlying assumptions. In addition, after January 10, 2004, Reliant Energy HL&P must finalize and reconcile stranded costs (as defined by the Legislation) in a filing with the Texas Utility Commission. Any difference between the fair market value and the regulatory net book value of the generation assets (as defined by the Legislation) will either be refunded or collected through future transmission and distribution rates. This final reconciliation allows alternative methods of third party valuation of the fair market value of these assets, including outright sale, stock valuations and asset exchanges. Because generally accepted accounting principles require the Company to estimate fair market values on a plant-by-plant basis in advance of the final reconciliation, the financial impacts of the Legislation with respect to stranded costs are subject to material changes. Factors affecting such change may include estimation risk, uncertainty of future energy prices and the economic lives of the plants. If events occur that make the recovery of all or a portion of the regulatory assets associated with the generation plant impairment loss and deferred debits created from discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" pursuant to the Legislation no longer probable, the Company will write off the corresponding balance of such assets as a non-cash charge against earnings.

     In the fourth quarter of 1999, Reliant Energy HL&P filed an application to securitize its generation related regulatory assets as defined by the Legislation. The Texas Utility Commission, Reliant Energy HL&P and other interested parties have been discussing proposed methodologies for calculating the amount of such assets to be securitized. The parties have reached an agreement in principle as to the amount to be securitized, which reflects the economic value of the nominal book amount which prior to the deregulation legislation would have been collected through rates over a much longer time period. The Company has determined that a pre-tax accounting loss of $282 million exists. Therefore, the Company recorded an after-tax extraordinary loss of $183 million for this accounting impairment of these regulatory assets in 1999.

     Transmission System Open Access. In February 1996, the Texas Utility Commission adopted rules granting third-party users of transmission systems open access to such systems at rates, terms and conditions comparable to those available to utilities owning such transmission assets. Under the Texas Utility Commission order implementing the rule, Reliant Energy HL&P was required to separate, on an operational basis, its wholesale power marketing operations from the operations of the transmission grid and, for purposes of transmission pricing, to disclose each of its separate costs of generation, transmission and distribution. Within ERCOT, an independent system operator (ISO) manages the state's electric grid, ensuring system reliability and providing non-discriminatory transmission access to all power producers and traders.

     Transition Plan. In June 1998, the Texas Utility Commission approved the Transition Plan filed by Reliant Energy HL&P in December 1997. Certain parties have appealed the order approving the Transition Plan. The provisions of the Transition Plan expired by their own terms as of December 31, 1999. For additional information, see Note 4 to the Company's Consolidated Financial Statements.

COMPETITION  -- RELIANT ENERGY EUROPE OPERATIONS

     The European energy market is highly competitive. In addition, over the next several years, an increasing consolidation of the participants in the Dutch generating market is expected to occur.

     Reliant Energy Europe competes in the Netherlands primarily against the three other largest Dutch generating companies, various cogenerators of electric power, various alternate sources of power and non-Dutch generators of electric power, primarily from Germany. At present, the Dutch electricity system has three operational interconnection points with Germany and two interconnection points with Belgium. There are also a number of projects that are at various stages of development and that may increase the number of interconnections in the future including interconnections with Norway and the United Kingdom. The Belgian interconnections are used to import electricity from France but a larger portion of Dutch imports comes from Germany. In 1998, net power imports into the Netherlands were approximately 11.7 terawatt hours. Based on current information, it is estimated that net power imports into the Netherlands in 1999 increased significantly from 1998.

     In 1999, UNA and the three other largest Dutch generators supplied approximately 60% of the electricity consumed in the Netherlands. Smaller Dutch producers supplied about 28% and the remainder was imported. The Dutch electricity market is expected to be gradually opened for wholesale competition including certain commercial and industrial customers beginning in 2001. Competition is expected to increase in subsequent years and it is anticipated that the market for small businesses and residential customers will become open to competition by 2007. The timing of the opening of these markets is subject, however, to change at the discretion of the Minister of Economic Affairs.

     The trading and marketing operations of Reliant Energy Europe will also be subject to increasing levels of competition. As of March 1, 2000, there were approximately 25 trading and marketing companies registered with the Amsterdam Power Exchange. Competition for marketing customers is intense and is expected to increase with the deregulation of the market. The primary elements of competition in both the generation and trading and marketing side of Reliant Energy Europe's business operations are price, credit-support and supply and delivery reliability.

COMPETITION  -- OTHER OPERATIONS

     Wholesale Energy. By the third quarter of 2000, Reliant Energy expects that the Company will own and operate over 8,000 MW of non-rate regulated electric generation assets that serve the wholesale energy markets located in the states of California and Florida, and the Southwest, Midwest and Mid-Atlantic regions of the United States. Competitive factors affecting the results of operations of these generation assets include: new market entrants, construction by others of more efficient generation assets, the actions of regulatory authorities and weather.

     Other competitors operate power generation projects in most of the regions where the Company has invested in non-rate regulated generation assets. Although local permitting and siting issues often reduce the risk of a rapid growth in supply of generation capacity in any particular region, over time, projects are likely to be built which will increase competition and lower the value of some of the Company's non-rate regulated electric generation assets.

     The regulatory environment of the wholesale energy markets in which the Company invests may adversely affect the competitive conditions of those markets. In several regions, notably California and in the PJM Power Pool Region (in the Mid-Atlantic region of the United States), the independent system operators have chosen to rely on price caps and market redesigns as a way of minimizing market volatility.

     The results of operations of the Company's non-rate regulated generation assets are also affected by the weather conditions in the relevant wholesale energy markets. Extreme seasonal weather conditions typically increase the demand for wholesale energy. Conversely, mild weather conditions typically have the opposite effect. In some regions, especially California, weather conditions associated with hydroelectric generation resources such as rainfall and snowpack can significantly influence market prices for electric power by increasing or decreasing the availability and timing of hydro-based generation which is imported into the California market.

     Competition for acquisition of international and domestic non-rate regulated power projects is intense. The Company competes against a number of other participants in the non-utility power generation industry, some of which have greater financial resources and have been engaged in non-utility power projects for periods longer than the Company and have accumulated larger portfolios of projects. Competitive factors relevant to the non-utility power industry include financial resources, access to non-recourse funding and regulatory factors.

     Reliant Energy Services competes for sales in its natural gas, electric power and other energy derivatives trading and marketing business with other energy merchants, producers and pipelines based on its ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. Reliant Energy Services also competes against other energy marketers on the basis of its relative financial position and access to credit sources. This competitive factor reflects the tendency of energy customers, wholesale energy suppliers and transporters to seek financial guarantees and other assurances that their energy contracts will be satisfied. As pricing information becomes increasingly available in the energy trading and marketing business and as deregulation in the electricity markets continues to accelerate, the Company anticipates that Reliant Energy Services will experience greater competition and downward pressure on per-unit profit margins in the energy marketing industry.

     Natural Gas Distribution. Natural Gas Distribution competes primarily with alternate energy sources such as electricity and other fuel sources. In addition, as a result of federal regulatory changes affecting interstate pipelines, it has become possible for other natural gas suppliers and distributors to bypass Natural Gas Distribution's facilities and market, sell and/or transport natural gas directly to small commercial and/or large volume customers.

     Interstate Pipelines. The Interstate Pipelines segment competes with other interstate and intrastate pipelines in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. Interstate Pipelines competes indirectly with other forms of energy available to its customers, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas served by Interstate Pipelines and the level of competition for transport and storage services.

FLUCTUATIONS IN COMMODITY PRICES AND DERIVATIVE INSTRUMENTS

     For information regarding the Company's exposure to risk as a result of fluctuations in commodity prices and derivative instruments, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Report.

INDEXED DEBT SECURITIES (ACES AND ZENS) AND TIME WARNER INVESTMENT

     For information on Reliant Energy's indexed debt securities and its investment in TW Common, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Report and Note 8 to the Company's Consolidated Financial Statements.

IMPACT OF THE YEAR 2000 ISSUE AND OTHER SYSTEM IMPLEMENTATION ISSUES

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

     Remediation and testing of all systems and equipment were completed during 1999. The Company did not experience any Year 2000 problems that significantly affected the operations of the Company. The Company will continue to monitor and assess potential future problems. Total direct costs of resolving the Year 2000 issue with respect to the Company were $29 million.

     The Company is in the process of implementing SAP America, Inc.'s (SAP) proprietary R/3 enterprise software. Although the implementation of the SAP system had the incidental effect of negating the need to modify many of the Company's computer systems to accommodate the Year 2000 problem, the Company does not deem the costs of the SAP system as directly related to its Year 2000 compliance program. Portions of the SAP system were implemented in December 1998, March 1999 and September 1999, and it is expected that the final portion of the SAP system will be fully implemented by the fourth quarter of 2002. The cost of implementing the SAP system is currently estimated to be approximately $237 million, inclusive of internal costs. As of December 31, 1999, $192 million has been spent on the implementation.

ENTRY INTO THE EUROPEAN MARKET

     Reliant Energy Europe owns, operates and sells power from generation facilities in the Netherlands and plans to participate in the emerging wholesale energy trading and marketing industry in the Netherlands and other countries in Europe. Reliant Energy expects that the Dutch electric industry will undergo change in response to market deregulation in 2001. These expected changes include the anticipated expiration of certain transition agreements which have governed the basic tariff rates that UNA and other generators have charged their customers. Based on current forecasts and other assumptions, the revenues of UNA could decline significantly from 1999 revenues after 2000.

     One of the factors that could have a significant impact on the Dutch energy industry, including the operations of UNA, is the ultimate resolution of stranded cost issues in the Netherlands. The Dutch government is currently seeking to establish a transitional regime in order to solve the problem of stranded costs, which relate primarily to investments and contracts entered into by SEP and certain licensed generators prior to the liberalization of the market. SEP is owned in equal shares by each of the four large Dutch generating companies, including UNA.

     In connection with the acquisition of UNA, the selling shareholders of UNA agreed to indemnify UNA for certain stranded costs in an amount not to exceed NLG 1.4 billion (approximately $639 million based on an exchange rate of 2.19 NLG per U.S. dollar as of December 31, 1999), which may be increased in certain circumstances at the option of the Company up to NLG 1.9 billion (approximately $868 million). Of the total consideration paid by the Company for the shares of UNA, NLG 900 million (approximately $411 million) has been placed by the selling shareholders in an escrow account to secure the indemnity obligations. Although Reliant Energy believes that the indemnity provision will be sufficient to cover UNA's ultimate share of any stranded cost obligation, this belief is based on numerous assumptions regarding the ultimate outcome and timing of the resolution of the stranded cost issue, the existing shareholders timely performance of their obligations under the indemnity arrangement, and the amount of stranded costs which at present is not determinable.

     The Dutch government is expected to propose a legislative initiative regarding stranded costs to the Dutch cabinet in March 2000. The proposed legislation will be sent to the Dutch council of state for review. It is not anticipated that the legislation will be reviewed by parliament until late in the summer of 2000.

         For information about the Company's exposure through its investment in Reliant Energy Europe to losses resulting from fluctuations in currency rates, see "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

RISK OF OPERATIONS IN EMERGING MARKETS

     Reliant Energy Latin America's operations are subject to various risks incidental to investing or operating in emerging market countries. These risks include political risks, such as governmental instability, and economic risks, such as fluctuations in currency exchange rates, restrictions on the repatriation of foreign earnings and/or restrictions on the conversion of local currency earnings into U.S. dollars. The Company's Latin American operations are also highly capital intensive and, thus, dependent to a significant extent on the continued availability of bank financing and other sources of capital on commercially acceptable terms.

     Impact of Currency Fluctuations on Company Earnings. The Company owns 11.78% of the stock of Light Servicos de Eletricidade S.A. (Light) and, through its investment in Light, a 9.2% interest in the stock of Metropolitana Electricidade de Sao Paulo S.A. (Metropolitana). As of December 31, 1999 and 1998, Light and Metropolitana had total borrowings of $2.9 billion and $3.2 billion, respectively, denominated in non-local currencies. During the first quarter of 1999, the Brazilian real was devalued and allowed to float against other major currencies. The effects of devaluation on the non-local currency denominated borrowings caused the Company to record an after-tax charge for the year ended December 31, 1999 of $102 million as a result of foreign currency transaction losses recorded by both Light and Metropolitana in such periods. For additional information regarding the effect of the devaluation of the Brazilian real, see Note 7(a) in the Company's Consolidated Financial Statements.

     Light's and Metropolitana's tariff adjustment mechanisms are not directly indexed to the U.S. dollar or other non-local currencies. To partially offset the devaluation of the Brazilian real, and the resulting increased operating costs and inflation, Light and Metropolitana received tariff rate increases of 16% and 21%, respectively, which were phased in during June and July 1999. Light also received its annual rate adjustment in November 1999 resulting in a tariff rate increase of 11%. The Company is pursuing additional tariff increases to mitigate the impact of the devaluation; however, there can be no assurance that such adjustments will be timely or that they will permit substantial recovery of the impact of the devaluation.

     Certain of Reliant Energy Latin America's other foreign electric distribution companies have incurred U.S. dollar and other non-local currency indebtedness (approximately $600 million at December 31, 1999). For further analysis of foreign currency fluctuations in the Company's earnings and cash flows, see "Quantitative and Qualitative Disclosures About Market Risk -- Foreign Currency Exchange Rate Risk" in Item 7A of this Form 10-K.

     Impact of Foreign Currency Devaluation on Projected Capital Resources. The ability of Light and Metropolitana to repay or refinance their debt obligations at maturity is dependent on many factors, including local and international economic conditions prevailing at the time such debt matures. If economic conditions in the international markets continue to be unsettled or deteriorate, it is possible that Light, Metropolitana and the other foreign electric distribution companies in which the Company holds investments might encounter difficulties in refinancing their debt (both local currency and non-local currency borrowings) on terms and conditions that are commercially acceptable to them and their shareholders. In such circumstances, in lieu of declaring a default or extending the maturity, it is possible that lenders might seek to require, among other things, higher borrowing rates, and additional equity contributions and/or increased levels of credit support from the shareholders of such entities. For a discussion of the Company's anticipated capital contributions in 2000, see "-- Liquidity and Capital Resources -- Future Sources and Uses of Cash Flows -- Reliant Energy Latin America Capital Contributions and Advances." In 2000, $1.6 billion of debt obligations of Light and Metropolitana will mature. The availability or terms of refinancing such debt cannot be assured. Currency fluctuation and instability affecting Latin America may also adversely affect the Company's ability to refinance its equity investments with debt.

ENVIRONMENTAL EXPENDITURES

     The Company is subject to numerous environmental laws and regulations, which require it to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment.

     Clean Air Act Expenditures. The Company expects the majority of capital expenditures associated with environmental matters to be incurred by Electric Operations in connection with new emission limitations under the Federal Clean Air Act (Clean Air Act) for oxides of nitrogen (NOx). NOx reduction costs incurred by Electric Operations generating units in the Houston, Texas area totaled approximately $7 million in 1999 and $7 million in 1998. The Texas Natural Resources Conservation Commission (TNRCC) is currently considering additional NOx reduction requirements for electric generating units and other industrial sources located in the Houston metropolitan area and the eastern half of Texas as a means to attain the Clean Air Act standard for ozone. Although the magnitude and timing of these requirements will not be established by the TNRCC until November, 2000, NOx reductions approaching 90% of the emissions level are anticipated. Expenditures for NOx controls on Electric Operations' generating units have been estimated at $500 million to $600 million during the period 2000 through 2003, with an estimated $80 million to be incurred during 2000. In addition, the Legislation created a program mandating air emissions reductions for certain generating facilities of Electric Operations. The Legislation provides for stranded cost recovery for costs associated with this obligation incurred before May 1, 2003. For further information regarding the Legislation, see Note 3 to the Company's Consolidated Financial Statements.

     Site Remediation Expenditures. From time to time the Company has received notices from regulatory authorities or others regarding its status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. Based on currently available information, Reliant Energy believes that remediation costs will not materially affect its financial position, results of operations or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to Reliant Energy's estimates. For information about specific sites that are the subject of remediation claims, see
Note 14(h) to the Company's Consolidated Financial Statements and Note 8(d) to Resources' Consolidated Financial Statements.

     Mercury Contamination. Like other natural gas pipelines, the Company's pipeline operations have in the past employed elemental mercury in meters used on its pipelines. Although the mercury has now been removed from the meters, it is possible that small amounts of mercury have been spilled at some of those sites in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area around the meters with elemental mercury. Such contamination has been found by Resources at some sites in the past, and the Company has conducted remediation at sites found to be contaminated. Although the Company is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on experience of the Company and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, the Company believes that the cost of any remediation of such sites will not be material to the Company's or Resources' financial position, results of operations or cash flows.

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

OTHER CONTINGENCIES

     For a description of certain other legal and regulatory proceedings affecting the Company, see Notes 3, 4 and 14 to the Company's Consolidated Financial Statements and Note 8 to Resources' Consolidated Financial Statements.

                         LIQUIDITY AND CAPITAL RESOURCES

COMPANY CONSOLIDATED CAPITAL REQUIREMENTS

     The liquidity and capital requirements of the Company are affected primarily by capital programs and debt service requirements. Expenditures in the table reflect only expenditures made or to be made under existing contractual commitments as of December 31, 1999. The Company expects to continue to participate as a bidder in future acquisitions of independent power projects and privatizations of generation facilities. Such capital requirements are expected to be met with excess cash flows from operations, the proceeds of project financings and the proceeds of Company borrowings. Additional capital expenditures are dependent upon the nature and extent of future project commitments (some of which may be substantial). The capital requirements for 1999 were, and as estimated for 2000 through 2004 are, as follows (in millions):

                                                                 1999      2000 (1)      2001       2002         2003       2004
                                                               -------     -------     -------     -------     -------     -------
Electric Operations (with nuclear fuel) (2) ..............     $   573     $   722     $   885     $   520     $   524     $   528
Natural Gas Distribution .................................         206         197         161         162         162         165
Interstate Pipelines .....................................          30          20          17          17          17          17
Wholesale Energy (2)(3) ..................................         530         720         225         265         192         126
Reliant Energy Europe ....................................         834         980           5           5           5           5
Reliant Energy Latin America .............................          93
Corporate ................................................          90          86          87          84          86         104
Payments of long-term debt, sinking fund requirements
   and minimum capital lease (1) .........................         936         409         773         670         741          58
                                                               -------     -------     -------     -------     -------     -------
     Total ...............................................     $ 3,292     $ 3,134     $ 2,153     $ 1,723     $ 1,727     $ 1,003
                                                               =======     =======     =======     =======     =======     =======

-------

(1) Excludes the ACES (see Note 8 to the Company's Consolidated Financial Statements) as the ACES may be settled with the Company's investment in TW Common.

(2) Beginning in 2002, capital requirements for current generation operations of Reliant Energy HL&P are included in Wholesale Energy rather than in Electric Operations.

(3) Amounts do not reflect capital requirements related to the $2.1 billion cost of the pending Sithe power generating assets acquisition described in
     Note 19 to the Company's Consolidated Financial Statements.

     The net cash provided by/used in operating, investing and financing activities for the years ended December 31, 1999, 1998 and 1997 is as follows (in millions):

                                                 YEAR ENDED DECEMBER 31,
                                        ---------------------------------------
                                          1999            1998            1997
                                        ---------      ---------      ---------
Cash provided by (used in):
   Operating activities ...........     $   1,162      $   1,425      $   1,111

   Investing activities ...........        (2,897)        (1,230)        (1,981)
   Financing activities ...........         1,794           (218)           914

     Net cash provided by operations in 1999 decreased $263 million compared to 1998 reflecting a $142 million federal tax refund received in 1998 and other changes in working capital. Net cash provided by operations in 1998 increased $314 million over 1997 primarily due to incremental cash flow provided by the business segments purchased in the Resources acquisition, increased sales at Electric Operations due to unusually hot weather during the second and third quarters of 1998, and the receipt of a federal tax refund in 1998.

     Net cash used in investing activities increased $1.7 billion in 1999 compared to 1998 primarily due to the cash portion of the purchase price for 52% of UNA totaling $833 million, the purchase of 9.2 million shares of TW Common for $537 million, increased capital expenditures and the sale of an investment in an Argentine electric distribution company in 1998 partially offset by equity investments made in 1998 by Reliant Energy Latin America. Net cash used in investing activities decreased $751 million in 1998 compared to 1997 due primarily to the Resources acquisition in 1997.

     Cash flows provided by financing activities increased approximately $2.0 billion in 1999 primarily due to cash received from short-term borrowings, the net issuance of long-term debt and the issuance of trust preferred securities aggregating $2.3 billion (see Notes 10 and 11 to the Company's Consolidated Financial Statements), partially offset by $91 million of purchases of Reliant Energy's common stock. The net borrowings incurred during 1999 were utilized to purchase TW Common, to complete the first and second phases of the acquisition of UNA, to support increased capital expenditures, and to fund the working capital requirements of the Company. Cash flows provided by financing activities decreased approximately $1.1 billion in 1998 compared to 1997 primarily due to a decline in short-term borrowings of $1.1 billion. The net borrowings incurred during 1997 were utilized primarily to finance a portion of the cost of the Resources acquisition.

FUTURE SOURCES AND USES OF CASH FLOWS

     Credit Facilities. As of December 31, 1999, the Company had credit facilities, including facilities of various financing subsidiaries, Resources and UNA, which provide for an aggregate of $3.7 billion in committed credit. As of December 31, 1999, $2.7 billion was outstanding under these facilities, including commercial paper of $1.8 billion. Unused credit facilities totaled $1.0 billion as of December 31, 1999. For further discussion, see Note 10(a) to the Company's Consolidated Financial Statements. In February 2000, a financing subsidiary of the Company borrowed $500 million under a $650 million revolving credit facility that was established in February 2000 and will terminate on April 30, 2000. Proceeds were used by the financing subsidiary to purchase Series G Preference Stock of Reliant Energy. The Company used the proceeds from the sale of Preference Stock for general corporate purposes, including the repayment of indebtedness. In addition, in March 2000, the Company borrowed $150 million under a revolving credit facility that was established in February 2000 and will terminate on May 31, 2000. The Company used the proceeds from the borrowing for general corporate purposes, including the repayment of indebtedness.

     Shelf Registrations. At December 31, 1999, the Company had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of its preferred stock, $580 million aggregate principal amount of its debt securities and $125 million of trust preferred securities and related junior subordinated debt securities (see Note 11 to the Company's consolidated financial statements). In addition, the Company has a shelf registration for 15 million shares of common stock which would have been worth approximately $343 million as of December 31, 1999 based on the closing price of the common stock as of such date.

     Money Fund. Reliant Energy has a "money fund" through which it and certain of its subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and borrowing or investing is based on the net cash position. The money fund's net funding requirements are generally met with commercial paper.

     Securitization. Reliant Energy HL&P has filed an application with the Texas Utility Commission requesting a financing order authorizing the issuance by a special purpose entity organized by the Company, pursuant to the Legislation, of transition bonds relating to Reliant Energy HL&P's generation related regulatory assets. The Company estimates that approximately $750 million of transition bonds will be authorized by the Texas Utility Commission. Payments on the transition bonds will be made out of funds derived from non-bypassable transition charges assessed to Reliant Energy HL&P's transmission and distribution customers. The offering and sale of the transition bonds will be registered under the Securities Act of 1933 and, absent any appeals, are expected to be consummated in the second or third quarter of 2000. The transition bonds will only be offered and sold by means of a prospectus. This report does not constitute an offer to sell or the solicitation of an offer to buy nor will there by any sale of the transition bonds in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

     Acquisition of UNA. The Company completed the first and second phases of the acquisition of 52% of UNA in the fourth quarter of 1999 which consisted of total consideration of $833 million in cash and $426 million in a five-year promissory note to UNA. The promissory note must be prepaid in certain circumstances. On March 1, 2000, the remaining 48% of the UNA shares were purchased for approximately $975 million in cash. The total purchase price, payable in NLG, of approximately $2.4 billion includes the $426 million promissory note to UNA and assumes an exchange rate of 2.0565 NLG per U.S. dollar (the exchange rate on October 7, 1999). Funds for the March 1, 2000 obligation were obtained, in part, from a Euro 600 million (approximately $596 million) three-year term loan facility established in February 2000.

     Acquisition of Sithe Assets. In February 2000, Power Generation signed a definitive agreement to purchase from Sithe Energies, Inc. non-rate regulated power generating assets and sites located in Pennsylvania, New Jersey and Maryland having a net generating capacity of more than 4,200 MW for an aggregate purchase price of approximately $2.1 billion, subject to certain adjustments. The acquisition is expected to close in the second quarter of 2000 subject to obtaining certain regulatory approvals and satisfying other closing conditions. The acquisition will be accounted for as a purchase. The Company has executed bank commitment letters and expects to enter into a bridge loan prior to obtaining permanent financing. The permanent financing is likely to include an operating lease covering a portion of the generating assets.

     Treasury Stock Purchases. As of December 31, 1999, the Company was authorized under its common stock repurchase program to purchase an additional $298 million of its common stock. The Company's purchases under its repurchase program depend on market conditions, might not be announced in advance and may be made in open market or privately negotiated transactions. For information on the Company's purchases since December 31, 1999, see Note 19 to the Company's Consolidated Financial Statements.

     Reliant Energy Latin America Capital Contributions and Advances. Reliant Energy Latin America expects to make capital contributions or advances in 2000 totaling approximately $108 million as a result of debt service payments at certain of its holding companies. It is expected that part of these capital contributions will be paid from a return of capital from one of its investments, dividends from certain of its operating companies, proceeds from the sale of certain of its investments and from additional capital contributions from Reliant Energy.

     Channelview Project. The Company's 780 MW gas-fired cogeneration plant located in Channelview, Texas, which is currently under construction, is expected to cost $463 million, $71 million of which had been incurred as of December 31, 1999. The project has been financed through obtaining commitments for an equity bridge loan of $92 million and a non-recourse loan of $369 million.

     Other Sources/Uses of Cash. The Company participates from time to time in competitive bids and the development of new projects for generating and distribution assets. Although the Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the existing operational needs of its businesses, the Company may, when it deems necessary, or when it develops or acquires new businesses and assets, supplement its available cash resources by seeking funds in the equity or debt markets.

                              NEW ACCOUNTING ISSUES

     Effective January 1, 2001, the Company is required to adopt Statement of Financial Accounting Standards No. 133, "Accounting For Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company is in the process of determining the effect of the adoption of SFAS No. 133 on its consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

INTEREST RATE RISK

     The Company has long-term debt, Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely junior subordinated debentures of the Company (Trust Preferred Securities), securities held in the Company's nuclear decommissioning trust, bank facilities, certain lease obligations and interest rate swaps which subject the Company to the risk of loss associated with movements in market interest rates.

     At December 31, 1999, the Company had issued fixed-rate debt (excluding indexed debt securities) and Trust Preferred Securities aggregating $5.8 billion in principal amount and having a fair value of $5.6 billion. These instruments are fixed-rate and, therefore, do not expose the Company to the risk of loss in earnings due to changes in market interest rates (see Notes 10 and 11 to the Company's Consolidated Financial Statements). However, the fair value of these instruments would increase by approximately $305 million if interest rates were to decline by 10% from their levels at December 31, 1999. In general, such an increase in fair value would impact earnings and cash flows only if the Company were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     The Company's floating-rate obligations aggregated $3.1 billion at December 31, 1999 (see Note 10 to the Company's Consolidated Financial Statements), inclusive of (i) amounts borrowed under short-term and long-term credit facilities of the Company (including the issuance of commercial paper supported by such facilities), (ii) borrowings underlying a receivables facility and (iii) amounts subject to a master leasing agreement under which lease payments vary depending on short-term interest rates. These floating-rate obligations expose the Company to the risk of increased interest and lease expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 1999 levels, the Company's consolidated interest expense and expense under operating leases would increase by a total of approximately $1.6 million each month in which such increase continued.

     As discussed in Notes 1(l) and 6(c) to the Company's Consolidated Financial Statements, the Company contributes $14.8 million per year to a trust established to fund the Company's share of the decommissioning costs for the South Texas Project. The securities held by the trust for decommissioning costs had an estimated fair value of $145 million as of December 31, 1999, of which approximately 40% were fixed-rate debt securities that subject the Company to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 1999, the decrease in fair value of the fixed-rate debt securities would not be material to the Company. In addition, the risk of an economic loss is mitigated. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability because the Company believes that its future contributions which are currently recovered through the rate-making process will be adjusted for these gains and losses. For further discussion regarding the recovery of decommissioning costs pursuant to the Legislation, see Note 3 to the Consolidated Financial Statements.

     As discussed in Note 1(l) to the Company's Consolidated Financial Statements, UNA holds fixed-rate debt securities, which had an estimated fair value of $133 million as of December 31, 1999, that subject the Company to risk of loss of fair value and earnings with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 1999, the decrease in fair value and loss in earnings from this investment would not be material to the Company.

     The Company has entered into interest rate swaps for the purpose of decreasing the amount of debt subject to interest rate fluctuations. At December 31, 1999, these interest rate swaps had an aggregate notional amount of $64 million and the cost to terminate would not result in a material loss in earnings and cash flows to the Company (see Note 5 to the Company's Consolidated Financial Statements). An increase of 10% in the December 31, 1999 level of interest rates would not increase the cost of termination of the swaps by a material amount to the Company. Swap termination costs would impact the Company's earnings and cash flows only if all or a portion of the swap instruments were terminated prior to their expiration.

     As discussed in Note 10(b) to the Company's Consolidated Financial Statements, in November 1998, Resources sold $500 million aggregate principal amount of its 6 3/8% TERM Notes which included an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate in 2003 is below 5.66%. At December 31, 1999, the Company could terminate the option at a cost of $11 million. A decrease of 10% in the December 31, 1999 level of interest rates would increase the cost of termination of the option by approximately $5 million.

EQUITY MARKET RISK

     As discussed in Note 8 to the Company's Consolidated Financial Statements, the Company owns approximately 55 million shares of TW Common, of which approximately 38 million and 17 million shares are held by the Company to facilitate its ability to meet its obligations under the ACES and ZENS, respectively. Unrealized gains and losses resulting from changes in the market value of the Company's TW Common are recorded in the Consolidated Statement of Operations. Increases in the market value of TW Common result in an increase in the liability for the ZENS and ACES and are recorded as a non-cash expense. Such non-cash expense will be offset by an unrealized gain on the Company's TW Common investment. However, if the market value of TW Common declines below $58.25, the ZENS payment obligation will not decline below its original principal amount. As of December 31, 1999, the market value of TW Common was $72.31 per share. A decrease of 10% from the December 31, 1999 market value of TW Common would not result in a loss. As of March 1, 2000, the market value of TW Common was $84.38 per share. In addition, the Company has a $14 million investment in Cisco Systems, Inc. as of December 31, 1999, which is classified as trading under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities"(SFAS No. 115). In January 2000, the Company entered into financial instruments (a put option and a call option) to manage price risks related to the Company's investment in Cisco Systems, Inc. A decline in the market value of this investment would not materially impact the Company's earnings and cash flows. The Company also has a $9 million investment in Itron, Inc. (Itron) which is classified as "available for sale" under SFAS No. 115. The Itron investment exposes the Company to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the December 31, 1999 levels would not result in a material loss in fair value to the Company.

     As discussed above under "-- Interest Rate Risk," the Company contributes to a trust established to fund the Company's share of the decommissioning costs for the South Texas Project which held debt and equity securities as of December 31, 1999. The equity securities expose the Company to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 31, 1999, the resulting loss in fair value of these securities would not be material to the Company. Currently, the risk of an economic loss is mitigated as discussed above under "--Interest Rate Risk."

FOREIGN CURRENCY EXCHANGE RATE RISK

     As further described in "Certain Factors Affecting Future Earnings of the Company -- Risks of Operations in Emerging Markets" in Item 7 of this Form 10-K, the Company has investments in electric generation and distribution facilities in Latin America with a substantial portion accounted for under the equity method. In addition, as further discussed in Note 2 of the Company's Consolidated Financial Statements, during the fourth quarter of 1999, the Company completed the first and second phases of the acquisition of 52% of the shares UNA, a Dutch power generation company and completed the final phase of the acquisition on March 1, 2000. These foreign operations expose the Company to risk of loss in earnings and cash flows due to the fluctuation in foreign currencies relative to the Company's consolidated reporting currency, the U.S. dollar. The Company accounts for adjustments resulting from translation of its investments with functional currencies other than the U.S. dollar as a charge or credit directly to a separate component of stockholders' equity. The Company has entered into foreign currency swaps and has issued Euro denominated debt to hedge its net investment in UNA. Changes in the value of the swap and debt are recorded as foreign currency translation adjustments as a component of stockholders' equity. For further discussion of the accounting for foreign currency adjustments, see Note 1(m) in the Company's Consolidated Financial Statements. The cumulative translation loss of $77 million, recorded as of December 31, 1999, will be realized as a loss in earnings and cash flows only upon the disposition of the related investments. The cumulative translation loss was $34 million as of

December 31, 1998. The increase in cumulative translation loss from December 31, 1998 to December 31, 1999, was primarily due to the impact of devaluation of the Brazilian real on the Company's investments in Light and Metropolitana.

     In addition, certain of Reliant Energy Latin America's foreign operations have entered into obligations in currencies other than their own functional currencies which expose the Company to a loss in earnings. In such cases, as the respective investment's functional currency devalues relative to the non-local currencies, the Company will record its proportionate share of its investments' foreign currency transaction losses related to the non-local currency denominated debt. At December 31, 1999, Light and Metropolitana of which the Company owns 11.78% and 9.2%, respectively, had total borrowings of approximately $2.9 billion denominated in non-local currencies. As described in
Note 7 to the Company's Consolidated Financial Statements, in 1999 the Company reported a $102 million (after-tax) charge to net income and a $43 million charge to other comprehensive income, due to the devaluation of the Brazilian real. The charge to net income reflects increases in the liabilities at Light and Metropolitana for their non-local currency denominated borrowings using the exchange rate in effect at December 31, 1999 and a monthly weighted average exchange rate for the year then ended. The charge to other comprehensive income reflects the translation effect on the local currency denominated net assets underlying the Company's investment in Light. As of December 31, 1999, the Brazilian real exchange rate was 1.79 per U.S. dollar. An increase of 10% from the December 31, 1999 exchange rate would result in the Company recording an additional charge of $20 million and $23 million to net income and other comprehensive income, respectively. As of March 1, 2000, the Brazilian real exchange rate was 1.77 per U.S. dollar.

     The Company attempts to manage and mitigate this foreign currency risk by balancing the cost of financing with local denominated debt against the risk of devaluation of that local currency and including a measure of the risk of devaluation in its financial plans. In addition, where possible, Reliant Energy Latin America attempts to structure its tariffs and revenue contracts to ensure some measure of adjustment due to changes in inflation and currency exchange rates; however, there can be no assurance that such efforts will compensate for the full effect of currency devaluation, if any.

ENERGY COMMODITY PRICE RISK

     As further described in Note 5 to the Company's Consolidated Financial Statements, the Company utilizes a variety of derivative financial instruments (Derivatives), including swaps, over-the-counter options and exchange-traded futures and options, as part of the Company's overall hedging strategies and for trading purposes. To reduce the risk from the adverse effect of market fluctuations in the price of electric power, natural gas, crude oil and refined products and related transportation and transmission, the Company enters into futures transactions, forward contracts, swaps and options (Energy Derivatives) in order to hedge certain commodities in storage, as well as certain expected purchases, sales, transportation and transmission of energy commodities (a portion of which are firm commitments at the inception of the hedge). The Company's policies prohibit the use of leveraged financial instruments. In addition, Reliant Energy Services maintains a portfolio of Energy Derivatives to provide price risk management services and for trading purposes (Trading Derivatives).

     The Company uses value-at-risk and a sensitivity analysis method for assessing the market risk of its derivatives.

     With respect to the Energy Derivatives (other than Trading Derivatives) held by the Company as of December 31, 1999, an increase of 10% in the market prices of natural gas and electric power from year-end levels would have decreased the fair value of these instruments by approximately $12 million. As of December 31, 1998, a decrease of 10% in the market prices of natural gas and electric power from year-end levels would have decreased the fair value of these instruments by approximately $3 million.

     The above analysis of the Energy Derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on the Company's physical purchases and sales of natural gas and electric power to which the hedges relate. Furthermore, the Energy Derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of Energy Derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming (i) the Energy Derivatives are not closed out in advance of their expected term,
(ii) the Energy Derivatives continue to function effectively as hedges of the underlying risk and (iii) as applicable, anticipated transactions occur as expected.

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

     With respect to the Trading Derivatives held by Reliant Energy Services, consisting of natural gas, electric power, crude oil and refined products, weather derivatives, physical forwards, swaps, options and exchange-traded futures and options, the Company is exposed to losses in fair value due to changes in the price and volatility of the underlying derivatives. During the years ended December 31, 1999 and 1998, the highest, lowest and average monthly value-at-risk in the Trading Derivative portfolio was less than $10 million at a 95% confidence level and for a holding period of one business day. The Company uses the variance/covariance method for calculating the value-at-risk and includes delta approximation for option positions.

     The Company has established a Risk Oversight Committee comprised of corporate and business segment officers that oversees all commodity price and credit risk activities, including derivative trading and hedging activities discussed above. The committee's duties are to establish the Company's commodity risk policies, allocate risk capital within limits established by the Company's board of directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with the Company's risk management policies and procedures and the trading limits established by the Company's board of directors.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                                    YEAR ENDED DECEMBER 31,
                                                                         ----------------------------------------------
                                                                             1999             1998             1997
                                                                         ------------     ------------     ------------

  REVENUES ...........................................................   $ 15,302,810     $ 11,488,464     $  6,878,225

  EXPENSES:
     Fuel and cost of gas sold .......................................      6,748,325        4,840,505        2,865,701
     Purchased power .................................................      4,137,414        2,215,049          698,823
     Operation and maintenance .......................................      1,821,471        1,625,343        1,218,579
     Taxes other than income taxes ...................................        443,964          471,656          374,702
     Depreciation and amortization ...................................        911,122          870,093          665,374
                                                                         ------------     ------------     ------------
         Total .......................................................     14,062,296       10,022,646        5,823,179
                                                                         ------------     ------------     ------------
  OPERATING INCOME ...................................................      1,240,514        1,465,818        1,055,046
                                                                         ------------     ------------     ------------
  OTHER INCOME (EXPENSE):
     Unrealized gain in Time Warner investment .......................      2,452,406
     Unrealized loss on indexed debt securities ......................       (629,523)      (1,176,211)        (121,402)
     Time Warner dividend income .....................................         25,770           41,250           41,340
     Interest income - IRS refund ....................................                                           56,269
     Other, net ......................................................         38,375           36,421           19,801
                                                                         ------------     ------------     ------------
         Total .......................................................      1,887,028       (1,098,540)          (3,992)
                                                                         ------------     ------------     ------------
  INTEREST AND OTHER CHARGES:
     Interest ........................................................        511,474          509,601          395,085
     Distribution on trust preferred securities ......................         51,220           29,201           26,230
     Preferred dividends of subsidiary ...............................                                            2,255
                                                                         ------------     ------------     ------------
         Total .......................................................        562,694          538,802          423,570
                                                                         ------------     ------------     ------------
  INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
     PREFERRED DIVIDENDS .............................................      2,564,848         (171,524)         627,484
  Income Tax Expense (Benefit) .......................................        899,117          (30,432)         206,374
                                                                         ------------     ------------     ------------
  INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND PREFERRED DIVIDENDS ....      1,665,731         (141,092)         421,110
  Extraordinary Item, net of income tax of $98,679 ...................        183,261
                                                                         ------------     ------------     ------------
  INCOME (LOSS) BEFORE PREFERRED DIVIDENDS ...........................      1,482,470         (141,092)         421,110
  Preferred Dividends ................................................            389              390              162
                                                                         ------------     ------------     ------------
  NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS ..............   $  1,482,081     $   (141,482)    $    420,948
                                                                         ============     ============     ============
  BASIC EARNINGS (LOSS) PER SHARE:
     Income (Loss) Before Extraordinary Item .........................   $       5.84     $       (.50)    $       1.66
                                                                         ============     ============     ============
     Extraordinary Item ..............................................   $       (.64)    $                $
                                                                         ============     ============     ============
     Net Income (Loss) Attributable to Common Stockholders ...........   $       5.20     $       (.50)    $       1.66
                                                                         ============     ============     ============
  DILUTED EARNINGS (LOSS) PER SHARE:
     Income (Loss) Before Extraordinary Item .........................   $       5.82     $       (.50)    $       1.66
                                                                         ============     ============     ============
     Extraordinary Item ..............................................   $       (.64)    $                $
                                                                         ============     ============     ============
     Net Income (Loss) Attributable to Common Stockholders ...........   $       5.18     $       (.50)    $       1.66
                                                                         ============     ============     ============

          See Notes to the Company's Consolidated Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           1999             1998             1997
                                                                       ------------     ------------     ------------
   Net income (loss) attributable to common stockholders ..........    $  1,482,081     $   (141,482)    $    420,948
   Foreign currency translation adjustments (net of tax of $23,143,
     $17,656 and $247) ............................................         (42,979)         (32,790)            (458)
   Unrealized loss on available for sale securities (net of tax of
     $373, $5,877 and $1,181) .....................................          (1,224)         (10,370)          (1,897)
                                                                       ------------     ------------     ------------
COMPREHENSIVE INCOME (LOSS) .......................................    $  1,437,878     $   (184,642)    $    418,593
                                                                       ============     ============     ============

          See Notes to the Company's Consolidated Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                        1999            1998
                                                                                    ------------    ------------
  ASSETS
     CURRENT ASSETS:
       Cash and cash equivalents ...............................................    $     89,078    $     29,673
       Investment in Time Warner common stock ..................................       3,979,461
       Accounts receivable - net ...............................................       1,104,640         726,377
       Accrued unbilled revenues ...............................................         172,629         175,515
       Fuel stock and petroleum products .......................................         152,292         211,750
       Materials and supplies, at average cost .................................         188,167         171,998
       Price risk management assets ............................................         435,336         265,203
       Prepayments and other current assets ....................................         131,666          88,655
                                                                                    ------------    ------------
         Total current assets ..................................................       6,253,269       1,669,171
                                                                                    ------------    ------------
     PROPERTY, PLANT AND EQUIPMENT - NET .......................................      13,267,395      11,503,114
                                                                                    ------------    ------------
     OTHER ASSETS:
       Goodwill and other intangibles - net ....................................       3,034,361       2,098,890
       Equity investments and advances to unconsolidated subsidiaries ..........       1,022,210       1,051,600
       Investment in Time Warner preferred stock ...............................                         990,000
       Regulatory assets .......................................................       1,739,507       1,313,362
       Price risk management assets ............................................         148,722          21,414
       Deferred debits .........................................................         755,472         490,971
                                                                                    ------------    ------------
         Total other assets ....................................................       6,700,272       5,966,237
                                                                                    ------------    ------------
         Total Assets ..........................................................    $ 26,220,936    $ 19,138,522
                                                                                    ============    ============

  LIABILITIES AND STOCKHOLDERS' EQUITY
     CURRENT LIABILITIES:
       Short-term borrowings ...................................................    $  2,879,211    $  1,812,739
       Current portion of long-term debt .......................................       4,382,136         397,454
       Accounts payable ........................................................       1,036,839         807,977
       Taxes accrued ...........................................................         227,058         252,581
       Interest accrued ........................................................         116,274         115,201
       Dividends declared ......................................................         110,811         111,058
       Price risk management liabilities .......................................         424,324         227,652
       Accumulated deferred income taxes .......................................         415,591
       Business purchase obligation ............................................         431,570
       Other ...................................................................         360,109         346,280
                                                                                    ------------    ------------
         Total current liabilities .............................................      10,383,923       4,070,942
                                                                                    ------------    ------------
     DEFERRED CREDITS:
       Accumulated deferred income taxes .......................................       2,451,619       2,364,036
       Unamortized investment tax credit .......................................         270,243         328,949
       Price risk management liabilities .......................................         117,437          40,532
       Benefit obligations .....................................................         400,849         378,747
       Business purchase obligation ............................................         596,303
       Other ...................................................................       1,027,648         490,468
                                                                                    ------------    ------------
         Total deferred credits ................................................       4,864,099       3,602,732
                                                                                    ------------    ------------
     LONG-TERM DEBT ............................................................       4,961,310       6,800,748
                                                                                    ------------    ------------
     COMMITMENTS AND CONTINGENCIES (NOTE 14)

     COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
       TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY .....         705,272         342,232
                                                                                    ------------    ------------
     STOCKHOLDERS' EQUITY ......................................................       5,306,332       4,321,868
                                                                                    ------------    ------------
         Total Liabilities and Stockholders' Equity ............................    $ 26,220,936    $ 19,138,522
                                                                                    ============    ============

          See Notes to the Company's Consolidated Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                                  YEAR ENDED DECEMBER 31,
                                                                       ----------------------------------------------
                                                                           1999             1998             1997
                                                                       ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) attributable to common stockholders ..........    $  1,482,081     $   (141,482)    $    420,948
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization ................................         911,122          870,093          665,374
     Deferred income taxes ........................................         601,627         (423,904)          35,523
     Investment tax credit ........................................         (58,706)         (20,123)         (19,777)
     Unrealized gain on Time Warner investment ....................      (2,452,406)
     Unrealized loss on indexed debt securities ...................         629,523        1,176,211          121,402
     Extraordinary item ...........................................         183,261
     Undistributed earnings of unconsolidated subsidiaries ........          28,308          (27,350)          (3,142)
     Changes in other assets and liabilities:
       Accounts receivable - net ..................................        (333,195)         266,938         (436,580)
       Inventories ................................................          51,576         (121,793)          55,111
       Accounts payable ...........................................         185,710          (92,652)         191,840
       Other - net ................................................         (67,236)         (60,579)          80,060
                                                                       ------------     ------------     ------------
          Net cash provided by operating activities ...............       1,161,665        1,425,359        1,110,759
                                                                       ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...........................................      (1,179,466)        (743,455)        (328,724)
   Investment in Time Warner securities ...........................        (537,055)
   Business acquisitions, net of cash acquired ....................        (871,168)                       (1,422,672)
   Acquisition of non-rate regulated electric power plants ........        (188,832)        (292,398)
   Investments and advances to unconsolidated subsidiaries ........        (116,076)        (445,042)        (234,852)
   Sale of equity investments in foreign electric system
          projects ................................................                          242,744
   Other - net ....................................................          (4,288)           8,375            4,795
                                                                       ------------     ------------     ------------
          Net cash used in investing activities ...................      (2,896,885)      (1,229,776)      (1,981,453)
                                                                       ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt - net .............................       2,032,386        1,267,107        1,136,516
   Payments of long-term debt .....................................        (935,908)        (733,114)        (780,186)
   Proceeds from sale of trust preferred securities - net .........         362,994                           340,785
   Increase (decrease) in short-term borrowings - net .............         822,868         (312,217)         787,084
   Redemption of preferred stock ..................................                                          (153,628)
   Payment of common stock dividends ..............................        (427,255)        (426,265)        (405,288)
   Purchase of treasury stock .....................................         (90,708)
   Other - net ....................................................          30,248          (13,133)         (10,878)
                                                                       ------------     ------------     ------------
          Net cash provided by (used in) financing activities ....        1,794,625         (217,622)         914,405
                                                                       ------------     ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..............          59,405          (22,039)          43,711
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..................          29,673           51,712            8,001
                                                                       ------------     ------------     ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ........................    $     89,078     $     29,673     $     51,712
                                                                       ============     ============     ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) ..........................    $    517,897     $    502,889     $    414,467
   Income taxes ...................................................         401,703          484,376          171,539

          See Notes to the Company's Consolidated Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                        (THOUSANDS OF DOLLARS AND SHARES)

                                                    1999                          1998                          1997
                                         --------------------------    --------------------------    --------------------------
                                            SHARES         AMOUNT         SHARES        AMOUNT        SHARES          AMOUNT
                                         -----------    -----------    -----------    -----------    -----------    -----------
PREFERENCE STOCK, NONE OUTSTANDING ...
                                         ===========    -----------    ===========    -----------    ===========    -----------
CUMULATIVE PREFERRED STOCK
   Balance, beginning of year ........            97    $     9,740             97    $     9,740          1,347    $   135,179
   Redemption of preferred stock .....                                                                    (1,250)      (125,439)
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Balance, end of year ..............            97          9,740             97          9,740             97          9,740
                                         ===========    -----------    ===========    -----------    ===========    -----------

COMMON STOCK, NO PAR; AUTHORIZED
     700,000,000 SHARES
   Balance, beginning of year ........       296,271      3,136,826        295,357      3,112,098        262,748      2,447,117
   Issuances related to benefit
     and investment plans ............         1,341         46,062            914         24,734            811         16,737
   Issuances of common stock in
     business acquisition ............                                                                    47,840      1,011,924
   Treasury shares retired ...........                                                                   (16,042)      (361,196)
   Other .............................                         (137)                           (6)                       (2,484)
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Balance, end of year ..............       297,612      3,182,751        296,271      3,136,826        295,357      3,112,098
                                         ===========    -----------    ===========    -----------    ===========    -----------
TREASURY STOCK
   Balance, beginning of year ........          (103)        (2,384)           (93)        (2,066)       (16,042)      (361,196)
   Shares acquired ...................        (3,524)       (90,708)
   Treasury stock retired ............                                                                    16,042        361,196
   Other .............................             2           (204)           (10)          (318)           (93)        (2,066)
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Balance, end of year ..............        (3,625)       (93,296)          (103)        (2,384)           (93)        (2,066)
                                         ===========    -----------    ===========    -----------    ===========    -----------
UNEARNED ESOP STOCK
   Balance, beginning of year ........       (11,674)      (217,780)       (12,389)      (229,827)       (13,371)      (251,350)
   Issuances related to benefit
     plans ...........................           995         18,554            715         12,047            982         21,523
                                         -----------    -----------    -----------    -----------    -----------    -----------
   Balance, end of year ..............       (10,679)      (199,226)       (11,674)      (217,780)       (12,389)      (229,827)
                                         ===========    -----------    ===========    -----------    ===========    -----------
RETAINED EARNINGS
   Balance, beginning of year.........                    1,445,081                     2,013,055                     1,997,490
   Net income.........................                    1,482,081                      (141,482)                      420,948
   Common stock dividends - $1.50 per
     share............................                     (426,981)                     (426,492)                     (405,383)
                                                        -----------                   -----------                   -----------
   Balance, end of year...............                    2,500,181                     1,445,081                     2,013,055
                                                        -----------                   -----------                   -----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
   Balance, beginning of year.........                      (49,615)                       (6,455)                       (4,100)
   Foreign currency translation
     adjustments......................                      (42,979)                      (32,790)                         (458)
   Unrealized loss on available for
     sale securities..................                       (1,224)                      (10,370)                       (1,897)
                                                        -----------                   -----------                   -----------
   Balance, end of year...............                      (93,818)                      (49,615)                       (6,455)
                                                        -----------                   -----------                   -----------
   Total Stockholders' Equity.........                  $ 5,306,332                   $ 4,321,868                   $ 4,896,545
                                                        ===========                   ===========                   ===========

               See Notes to the Consolidated Financial Statements.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999


(1)      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations.

     Reliant Energy, Incorporated (Reliant Energy), formerly Houston Industries Incorporated, together with its subsidiaries (collectively, the Company), is a diversified international energy services company. Reliant Energy is both an electric utility company and a utility holding company.

     The Company's financial reporting segments include the following: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, Reliant Energy Europe, Reliant Energy Latin America and Corporate. Electric Operations includes the operations of Reliant Energy HL&P, an electric utility. Natural Gas Distribution consists of natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers. Interstate Pipelines includes the interstate natural gas pipeline operations. Wholesale Energy is engaged in the acquisition, development and operation of non-rate regulated power generation facilities as well as the wholesale energy trading, marketing and risk management services, and the natural gas gathering business in North America. Reliant Energy Europe, which was formed in 1999, is engaged in the operation of power generation facilities in the Netherlands and plans to participate in wholesale energy trading and marketing in Europe. Reliant Energy Latin America primarily participates in the privatization of foreign generation and distribution facilities and independent power projects in Latin America. Corporate includes the Company's unregulated retail electric and gas services businesses, a communications business, certain real estate holdings and corporate costs.

     In February 1999, the Company began doing business as Reliant Energy, Incorporated. On May 5, 1999, the Company's shareholders approved an amendment to its Restated Articles of Incorporation to change its name to "Reliant Energy, Incorporated."

(b)  Business Acquisitions.

     For information regarding the Company's accounting for the acquisition of capital stock of N.V. UNA (UNA) in 1999 and the acquisition of Reliant Energy Resources Corp. (Resources Corp.) and its subsidiaries (collectively, Resources), formerly NorAm Energy Corp., by the Company in 1997, see Note 2.

(c) Texas Electric Choice Plan and Discontinuance of SFAS No. 71 for Electric Generation Operations.

     For information regarding the Texas Electric Choice Plan (Legislation) and discontinuance of SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), for Reliant Energy HL&P's electric generation operations, see Note 3.

(d)  Regulatory Assets.

     The Company applies the accounting policies established in SFAS No. 71 to the accounts of transmission and distribution operations of Reliant Energy HL&P and Natural Gas Distribution and to certain of the accounts of Interstate Pipelines. For information regarding Reliant Energy HL&P's electric generation operations' discontinuance of the application of SFAS No. 71 and the effect on its regulatory assets, see Note 3.

The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheet as of December 31, 1999, detailed by Electric Operations and other segments.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                            ELECTRIC             TOTAL
                                                                           OPERATIONS   OTHER   COMPANY
                                                                           ----------   -----   -------
                                                                               (MILLIONS OF DOLLARS)
  Recoverable impaired plant costs-- net ................................  $      587   $       $   587
  Recoverable electric generation related regulatory assets-- net........         952               952
  Regulatory tax liability-- net ........................................         (45)              (45)
  Unamortized loss on reacquired debt ...................................          69                69
  Other deferred debits/credits..........................................         (18)      4       (14)
                                                                           ----------   -----   -------
            Total........................................................  $    1,545   $   4   $ 1,549
                                                                           ----------   -----   -------

         Included in the above table is $191 million of regulatory liabilities recorded as other deferred credits in the Company's Consolidated Balance Sheet as of December 31, 1999, which primarily relates to the over recovery of Electric Operations' fuel costs, gains on nuclear decommissioning trust funds, regulatory tax liabilities and excess deferred income taxes.

     Under a "deferred accounting" plan authorized by the Public Utility Commission of Texas (Texas Utility Commission), Electric Operations was permitted for regulatory purposes to accrue carrying costs in the form of allowance for funds used during construction (AFUDC) on its investment in the South Texas Project Electric Generating Station (South Texas Project) and to defer and capitalize depreciation and other operating costs on its investment after commercial operation until such costs were reflected in rates. In addition, the Texas Utility Commission authorized Electric Operations under a "qualified phase-in plan" to capitalize allowable costs (including return) deferred for future recovery as deferred charges. These costs are included in recoverable electric generation related regulatory assets.

     In 1991, Electric Operations ceased all cost deferrals related to the South Texas Project and began amortizing such amounts on a straight-line basis. Prior to January 1, 1999, the accumulated deferrals for "deferred accounting" were being amortized over the estimated depreciable life of the South Texas Project. Starting in 1991, the accumulated deferrals for the "qualified phase-in plan" were amortized over a ten-year phase-in period. The amortization of all deferred plant costs (which totaled $26 million for each of the years 1998 and 1997) is included on the Company's Statements of Consolidated Income as depreciation and amortization expense. Pursuant to the Legislation (see Note 3), the Company discontinued amortizing deferred plant costs effective January 1, 1999.

     In 1999, 1998 and 1997, the Company, as permitted by the 1995 rate case settlement (Rate Case Settlement), also amortized $22 million, $4 million and $66 million (pre-tax), respectively, of its investment in certain lignite reserves associated with a canceled generating station. The remaining investment in these reserves of $14 million is included in the above table as a component of recoverable electric generation related regulatory assets and will be amortized fully by December 31, 2001.

     For additional information regarding recoverable impaired plant costs and recoverable electric generation related assets, see Note 3.

     If, as a result of changes in regulation or competition, the Company's ability to recover these assets and liabilities would not be assured, then pursuant to SFAS No. 101, "Regulated Enterprises Accounting for the Discontinuation of Application of SFAS No. 71" (SFAS No. 101) and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), the Company would be required to write off or write down such regulatory assets and liabilities, unless some form of transition cost recovery continues through rates established and collected for their remaining regulated operations. In addition, the Company would be required to determine any impairment to the carrying costs of plant and inventory assets.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(e)  Principles of Consolidation.

     The consolidated financial statements include the accounts of Reliant Energy and its wholly owned and majority owned subsidiaries including, effective as of their acquisition dates, the accounts of UNA and Resources. All significant intercompany transactions and balances are eliminated in consolidation.

     Investments in entities in which the Company has an ownership interest between 20% and 50% or is able to exercise significant influence are accounted for using the equity method. For additional information regarding investments recorded using the equity method of accounting, see Note 7.

(f)  Property, Plant and Equipment and Goodwill.

     Property, plant and equipment includes the following:

                                                                    DECEMBER 31,
                                                            ----------------------------
                                                                1999            1998
                                                            ------------    ------------
                                                               (THOUSANDS OF DOLLARS)
PROPERTY, PLANT AND EQUIPMENT:
   Electric ............................................    $ 16,725,004    $ 13,941,275
   Natural gas .........................................       1,941,668       1,686,159
   Interstate pipelines ................................       1,330,969       1,302,829
   Other property ......................................         136,079          72,299
                                                            ------------    ------------
     Total .............................................      20,133,720      17,002,562
   Less accumulated depreciation and amortization ......       6,866,325       5,499,448
                                                            ------------    ------------
     Property, plant and equipment - net ...............    $ 13,267,395    $ 11,503,114
                                                            ============    ============

     Property, plant and equipment are stated at original cost. See Note 3 for discussion of the impairment of previously regulated electric generation plant and equipment. Repair and maintenance costs are expensed. The cost of utility plant and equipment retirements is charged to accumulated depreciation.

     Goodwill is being amortized on a straight-line basis over 15 to 40 years. The Company had $139 million and $77 million accumulated goodwill and other intangibles amortization at December 31, 1999 and 1998, respectively. The Company will periodically compare the carrying value of its goodwill to the anticipated undiscounted future net cash flows from the businesses whose acquisition gave rise to the goodwill and as of yet no impairment is indicated.

(g)  Depreciation and Amortization Expense.

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated method. The range of plant and equipment depreciable lives for electric, natural gas, interstate pipelines and other property are 2 to 58 years, 5 to 50 years, 5 to 75 years and 3 to 40 years, respectively. Depreciation expense for 1999 was $552 million compared to $561 million for 1998 and $488 million for 1997. Goodwill amortization relating to acquisitions including UNA and Resources was $62 million, $55 million and $22 million in 1999, 1998 and 1997, respectively. For additional information regarding goodwill in connection with the respective acquisitions of UNA and Resources, see Note 2. Other amortization expense, including amortization of regulatory assets, was $297 million, $254 million and $155 million in 1999, 1998 and 1997, respectively. For information regarding amortization of deferred plant costs and investments in certain lignite reserves included in regulatory assets in the Consolidated Balance Sheets, see Note 1(d). For information regarding the amortization of recoverable impaired plant costs included in regulatory assets in the Consolidated Balance Sheets, see Note 3.

     In June 1998, the Texas Utility Commission issued an order approving a transition to competition plan (Transition Plan) filed by Electric Operations in December 1997. In order to reduce Electric Operations' exposure to potentially stranded costs related to generation

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES assets, the Transition Plan permitted the redirection to generation assets of depreciation expense that Electric Operations otherwise would apply to transmission, distribution and general plant assets. In addition, the Transition Plan provides that all earnings above a stated overall annual rate of return on invested capital be used to recover Electric Operations' investment in generation assets. Electric Operations implemented the Transition Plan effective January 1, 1998 and pursuant to its terms, recorded an aggregate of $104 million in additional depreciation and $99 million in redirected depreciation for the first six months in 1999 and $194 million in additional depreciation and $195 million in redirected depreciation in 1998 pursuant to the Transition Plan. Due to the discontinuance of SFAS No. 71 to Electric Operations' generation operations, the provisions for additional and redirected depreciation of the Transition Plan are no longer applied. For additional information regarding this legislation, see Note 3.

     Pursuant to the Legislation, the Company is allowed to recover the generation related regulatory assets reported in the Company's Form 10-K as of December 31, 1998. Therefore, the Company discontinued amortizing certain generation related regulatory assets effective as of January 1, 1999.

     The Company's depreciation expense included $50 million of additional depreciation relating to the South Texas Project in 1997. The depreciation expense recorded for the South Texas Project was made pursuant to the terms of the Company's 1995 Rate Case Settlement.

(h)  Fuel Stock and Petroleum Products.

     Gas inventory (primarily using the average cost method) was $93 million and $96 million at December 31, 1999 and 1998, respectively. Coal and lignite inventory balances (using last-in, first-out) were $46 million and $31 million at December 31, 1999 and 1998, respectively. Oil inventory balances, principally heating oil, were $13 million and $85 million at December 31, 1999 and 1998, respectively. Heating oil that is used in trading operations is marked-to-market in connection with the price risk management activities as discussed in Note 5.

(i)  Revenues.

     The Company records electricity and natural gas sales under the accrual method, whereby unbilled electricity and natural gas sales are estimated and recorded each month. Reliant Energy Latin America revenues include electricity sales of majority owned foreign electric utilities, which are also recorded under the accrual method, and equity income (net of foreign taxes) in equity investments. In 1998, Reliant Energy Latin America's revenues included the gain on the sale of an Argentine distribution system. In 1998, the Company adopted mark-to-market accounting for its energy price risk management and trading activities. (See Notes 1(o) and 5).

(j)  Statements of Consolidated Cash Flows.

     For purposes of reporting cash flows, cash equivalents are considered to be short-term, highly liquid investments readily convertible to cash.

(k)  Income Taxes.

     The Company files a consolidated federal income tax return. The Company follows a policy of comprehensive interperiod income tax allocation. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. For additional information regarding income taxes, see Note 13.

(l)  Investment in Other Debt and Equity Securities.

     The debt and equity securities held in the Company's nuclear decommissioning trust are classified as "available-for-sale" and, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), are reported at estimated fair value of $145 million as of December 31, 1999

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES and $119 million as of December 31, 1998 in the Company's Consolidated Balance Sheets in deferred debits. The liability for nuclear decommissioning is reported in the Company's Consolidated Balance Sheets in other deferred credits. Any unrealized losses or gains are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability.

     The Company also holds certain other marketable equity securities classified as "available-for-sale" and reports such investments at estimated fair value in the Company's Consolidated Balance Sheets as deferred debits and any unrealized gain or loss, net of tax, as a separate component of stockholders' equity and other comprehensive income. At December 31, 1999 and 1998, the accumulated unrealized loss, net of tax, relating to these equity securities was $17 million and $16 million, respectively.

     UNA holds $133 million of debt securities which are classified as "trading" in accordance with SFAS No. 115. As of December 31, 1999, this investment is recorded in deferred debits in the Company's Consolidated Balance Sheet. For information regarding the Company's investment in Time Warner common stock which is classified as "trading" under SFAS No. 115, see Note 8.

(m)  Foreign Currency Adjustments.

     Foreign subsidiaries' assets and liabilities where the local currency is the functional currency have been translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses have been translated using the weighted average exchange rate for each month prevailing during the periods reported. Cumulative adjustments resulting from translation have been recorded in stockholders' equity in other comprehensive income. However, fluctuations in foreign currency exchange rates relative to the U.S. dollar can have an impact on the reported equity earnings of the Company's foreign investments. For additional information about the Company's investments in Brazil and the devaluation of the Brazilian real in 1999, see Note 7.

     When the U.S. dollar is the functional currency, the financial statements of such foreign subsidiaries are remeasured in U.S. dollars using historical exchange rates for non-monetary accounts and the current rate at the respective balance sheet date and the weighted average exchange rate for all other balance sheet and income statement accounts, respectively. All exchange gains and losses from remeasurement and foreign currency transactions are included in consolidated net income.

(n)  Reclassifications and Use of Estimates.

     Certain amounts from the previous years have been reclassified to conform to the 1999 presentation of financial statements. Such reclassifications do not affect earnings.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(o)  Change in Accounting Principle.

     For discussion of discontinuance of SFAS No. 71 to the Reliant Energy HL&P's electric generation operations, see Note 3.

     In the fourth quarter of 1998, the Company adopted mark-to-market accounting for all of its energy price risk management and trading activities. Under mark-to-market accounting, the Company records the fair value of energy related derivative financial instruments, including physical forward contracts, swaps, options and exchange-traded futures and option contracts at each balance sheet date. Such amounts are recorded as price risk management assets and liabilities in the Company's Consolidated Balance Sheets. The realized and unrealized gains and losses are

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES recorded as a component of revenues. The Company applied mark-to-market accounting retroactively to January 1, 1998. There was no material cumulative effect resulting from this accounting change.

     The Company adopted Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) in 1999. The adoption of EITF 98-10 had no material impact on the consolidated financial statements.

(p)  New Accounting Pronouncement.

     Effective January 1, 2001, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and for hedging activities. The Company is in the process of determining the effect of adopting SFAS No. 133 on its consolidated financial statements.

(2)  BUSINESS ACQUISITIONS

     During 1999, the Company completed the first two phases of the acquisition of UNA, a Dutch power generation company. The Company acquired 40% and 12% of UNA's capital stock on October 7, 1999 and December 1, 1999, respectively. The aggregate purchase price paid by the Company in connection with the first two phases consisted of a total of $833 million in cash and $426 million in a five-year promissory note to UNA. Under the terms of the acquisition agreement, the Company purchased the remaining shares of UNA on March 1, 2000 for approximately $975 million. The commitment for this purchase was recorded as a business purchase obligation in the Consolidated Balance Sheet as of December 31, 1999 based on an exchange rate of 2.19 Dutch guilders (NLG) per U.S. dollar (the exchange rate on December 31, 1999). A portion ($596 million) of the business purchase obligation was recorded as a non-current liability as this portion of the obligation was financed with a three-year term loan facility (see
Note 19). Effective October 1, 1999, the Company has recorded 100% of the operating results of UNA. The total purchase price, payable in NLG, of approximately $2.4 billion includes the $426 million promissory note to UNA and assumes an exchange rate of 2.0565 NLG per U.S. dollar (the exchange rate on October 7, 1999). The Company recorded the acquisition under the purchase method of accounting with assets and liabilities of UNA reflected at their estimated fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $840 million was recorded as goodwill and is being amortized over 35 years. On a preliminary basis, the Company's fair value adjustments included increases in property, plant and equipment, long-term debt, and related deferred taxes. The Company expects to finalize these fair value adjustments during 2000; however, it is not anticipated that any additional adjustments will be material.

     In August 1997 , the former parent corporation (Former Parent) of the Company, merged with and into Reliant Energy, and NorAm Energy Corp., a natural gas gathering, transmission, marketing and distribution company (Former NorAm), merged with and into Resources Corp. Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former Parent was converted into one share of common stock (including associated preference stock purchase rights) of the Company, and each outstanding share of common stock of Former NorAm was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of the Company. The aggregate consideration paid to Former NorAm stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of the Company's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former NorAm's common stock and common stock equivalents and $1.6 billion of Former NorAm debt. The Company recorded the acquisition under the purchase method of accounting with assets and liabilities of Former NorAm reflected at their estimated fair values. The Company recorded the excess of the acquisition cost over the fair value of the net assets acquired of $2.1 billion as goodwill and is amortizing this amount over 40 years. The Company's fair value adjustments included increases in property, plant and equipment, long-term debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The Company's results of operations incorporate UNA's and Resources' results of operations only for the period beginning with the effective date of their respective acquisition. The following tables present certain actual financial information for the years ended December 31, 1999, 1998 and 1997; unaudited pro forma information for the years ended December 31, 1999 and 1998, as if the acquisition of UNA had occurred on January 1, 1999 and 1998; and unaudited pro forma information for the year ended December 31, 1997, as if the Merger with Resources had occurred on January 1, 1997.

               ACTUAL AND PRO FORMA COMBINED RESULTS OF OPERATIONS
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                  YEAR ENDED DECEMBER 31,
                                           ------------------------------------------------------------------------
                                                  1999                      1998                     1997
                                           ---------------------    ----------------------   ----------------------
                                            ACTUAL     PRO FORMA     ACTUAL      PRO FORMA    ACTUAL      PRO FORMA
                                           --------    ---------    --------     ---------   --------     ---------
                                                      (UNAUDITED)              (UNAUDITED)              (UNAUDITED)
Revenues.................................  $ 15,303     $15,784     $ 11,488     $ 12,320    $  6,878     $ 10,191
Net income (loss) attributable to
   common stockholders...................     1,482       1,525         (141)         (61)        421          437
Basic earnings per share.................      5.20        5.35         (.50)        (.21)       1.66         1.55
Diluted earnings per share...............      5.18        5.33         (.50)        (.21)       1.66         1.55

     These pro forma results are based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the combined results that would have resulted if the acquisition of UNA had occurred on January 1, 1999 and 1998 and the Merger with Resources had occurred on January 1, 1997. Purchase related adjustments to results of operations include amortization of goodwill and the effects on depreciation, amortization, interest expense and deferred income taxes of the assessed fair value of certain UNA and Resources assets and liabilities.

(3) TEXAS ELECTRIC CHOICE PLAN AND DISCONTINUANCE OF SFAS NO. 71 FOR ELECTRIC GENERATION OPERATIONS

     In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation). The Legislation substantially amends the regulatory structure governing electric utilities in Texas in order to allow retail competition beginning with respect to pilot projects for up to 5% of each utility's load in all customer classes in June 2001 and for all other customers on January 1, 2002. In preparation for that competition, the Company expects to make significant changes in the electric utility operations it conducts through Reliant Energy HL&P. In addition, the Legislation requires the Texas Utility Commission to issue a number of new rules and determinations in implementing the Legislation.

     The Legislation defines the process for competition and creates a transition period during which most utility rates are frozen at rates not in excess of their present levels. The Legislation provides for utilities to recover their generation related stranded costs and regulatory assets (as defined in the Legislation).

     Retail Choice. Under the Legislation, on January 1, 2002, most retail customers of investor-owned electric utilities in Texas will be entitled to purchase their electricity from any of a number of "retail electric providers" which will have been certified by the Texas Utility Commission. Retail electric providers will not own or operate generation assets and their sales rates will not be subject to traditional cost-of-service rate regulation. Retail electric providers which are affiliates of electric utilities may compete substantially statewide for these sales, but rates they charge within the affiliated electric utility's traditional service territory are subject to certain limitations at the outset of retail choice, as described below. The Texas Utility Commission will prescribe regulations governing quality, reliability and other aspects of service from retail electric providers. Transmission between the regulated utility and its current and future competitive affiliates is subject to regulatory scrutiny and must comply with a code of conduct established by the Texas Utility Commission. The code of conduct governs interactions between employees of regulated and current and future unregulated affiliates as well as the exchange of information between such affiliates.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Unbundling. By January 1, 2002, electric utilities in Texas such as Reliant Energy HL&P will restructure their businesses in order to separate power generation, transmission and distribution, and retail activities into different units. Pursuant to the Legislation, the Company submitted a plan in January 2000 to accomplish the required separation of its regulated operations into separate units and is awaiting approval from the Texas Utility Commission. The transmission and distribution business will continue to be subject to cost-of-service rate regulation and will be responsible for the delivery of electricity to retail consumers.

     Generation. Power generators will sell electric energy to wholesale purchasers, including retail electric providers, at unregulated rates beginning January 1, 2002. To facilitate a competitive market, Reliant Energy HL&P and most other electric utilities will be required to sell at auction entitlements to 15% of their installed generating capacity no later than 60 days before January 1, 2002. That obligation to auction entitlements continues until the earlier of January 1, 2007 or the date the Texas Utility Commission determines that at least 40% of the residential and small commercial load served in the electric utility's service area is being served by non-affiliated retail electric providers. In addition, a power generator that owns and controls more than 20% of the power generation in, or capable of delivering power to, a power region after the reductions from the capacity auction (calculated as prescribed in the Legislation) must submit a mitigation plan to reduce generation that it owns and controls to no more than 20% in the power region. The Legislation also creates a program mandating air emissions reductions for non-permitted generating facilities. The Company anticipates that any stranded costs associated with this obligation incurred before May 1, 2003 will be recoverable through the stranded cost recovery mechanisms contained in the Legislation.

     Rates. Base rates charged by Reliant Energy HL&P on September 1, 1999 will be frozen until January 1, 2002. Effective January 1, 2002, retail rates charged to residential and small commercial customers by the utility's affiliated retail electric provider will be reduced by 6% from the average rates (on a bundled basis) in effect on January 1, 1999. That reduced rate will be known as the "price to beat" and will be charged by the affiliated retail electric provider to residential and small commercial customers in Reliant Energy HL&P's service area who have not elected service from another retail electric provider. The affiliated retail electric provider may not offer different rates to residential or small commercial customer classes in the utility's service area until the earlier of the date the Texas Utility Commission determines that 40% of power consumed by that class is being served by non-affiliated retail electric providers or January 1, 2005. In addition, the affiliated retail electric provider must make the price to beat available to eligible consumers until January 1, 2007.

     Stranded Costs. Reliant Energy HL&P will be entitled to recover its stranded costs (i.e., the excess of net book value of generation assets (as defined by the Legislation) over the market value of those assets) and its regulatory assets related to generation. The Legislation prescribes specific methods for determining the amount of stranded costs and the details for their recovery. However, during the base rate freeze period from 1999 through 2001, earnings above the utility's authorized return formula will be applied in a manner to accelerate depreciation of generation related plant assets for regulatory purposes. In addition, depreciation expense for transmission and distribution related assets may be redirected to generation assets for regulatory purposes during that period.

     The Legislation provides for Reliant Energy HL&P, or a special purpose entity, to issue securitization bonds for the recovery of generation related regulatory assets and stranded costs. These bonds will be sold to third parties and will be amortized through non-bypassable charges to transmission and distribution customers. Any stranded costs not recovered through the securitization bonds will be recovered through a non-bypassable charge to transmission and distribution customers. Costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a non-bypassable charge to transmission and distribution customers.

     In November 1999, Reliant Energy HL&P filed an application with the Texas Utility Commission requesting a financing order authorizing the issuance by a special purpose entity organized by the Company, pursuant to the Legislation, of transition bonds related to Reliant Energy HL&P's generation-related regulatory assets. The Company believes the Texas Utility Commission will authorize the issuance of approximately $750 million of

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES transition bonds. Payments on the transition bonds will be made out of funds derived from non-bypassable transition charges to Reliant Energy HL&P's transmission and distribution customers. The offering and sale of the transition bonds will be registered under the Securities Act of 1933 and, absent any appeals, are expected to be consummated in the second or third quarter of 2000.

     Accounting. Historically, Reliant Energy HL&P has applied the accounting policies established in SFAS No. 71. In general, SFAS No. 71 permits a company with cost-based rates to defer certain costs that would otherwise be expensed to the extent that it meets the following requirements: (1) its rates are regulated by a third party; (2) its rates are cost-based; and (3) there exists a reasonable assumption that all costs will be recoverable from customers through rates. When a company determines that it no longer meets the requirements of SFAS No. 71, pursuant to SFAS No. 101 and SFAS No. 121, it is required to write off regulatory assets and liabilities unless some form of recovery continues through rates established and collected from remaining regulated operations. In addition, such company is required to determine any impairment to the carrying costs of deregulated plant and inventory assets in accordance with SFAS No. 121.

     In July 1997, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board reached a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises Accounting for the Discontinuation of Application of FASB Statement No. 71" (EITF No. 97-4). EITF No. 97-4 concluded that a company should stop applying SFAS No. 71 to a segment which is subject to a deregulation plan at the time the deregulation legislation or enabling rate order contains sufficient detail for the utility to reasonably determine how the plan will affect the segment to be deregulated. In addition, EITF No. 97-4 requires that regulatory assets and liabilities be allocated to the applicable portion of the electric utility from which the source of the regulated cash flows will be derived.

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

     In 1999, the Company evaluated the recovery of its generation related regulatory assets and liabilities. The Company determined that a pre-tax accounting loss of $282 million exists because it believes only the economic value of its generation related regulatory assets (as defined by the Legislation) will be recovered. Therefore, the Company recorded a $183 million after tax extraordinary loss in the fourth quarter of 1999. If events were to occur that made the recovery of certain of the remaining generation related regulatory assets no longer probable, the Company would write off the remaining balance of such assets as a non-cash charge against earnings. Pursuant to EITF No. 97-4, the remaining recoverable regulatory assets will not be written off and will become associated with the transmission and distribution portion of the Company's electric utility business. For details regarding the Reliant Energy HL&P's regulatory assets, see Note 1(d).

     At June 30, 1999, the Company performed an impairment test of its previously regulated electric generation assets pursuant to SFAS No. 121 on a plant specific basis. Under SFAS No. 121, an asset is considered impaired, and should be written down to fair value, if the future undiscounted net cash flows expected to be generated by the use of the asset are insufficient to recover the carrying amount of the asset. For assets that are impaired pursuant to SFAS No. 121, the Company determined the fair value for each generating plant by estimating the net present value of future cash inflows and outflows over the estimated life of each plant. The difference between fair value and net book value was recorded as a reduction in the current book value. The Company determined that $797 million of electric generation assets were impaired as of June 30, 1999. Of such amounts, $745 million relates to the South Texas Project and $52 million relates to two gas-fired generation plants. The Legislation provides recovery of this impairment through regulated cash flows during the transition period and through non-bypassable charges to transmission and distribution customers. As such, a regulatory asset has been recorded for an amount equal to the

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES impairment loss and is included on the Company's Consolidated Balance Sheets as a regulatory asset. In addition, the Company recorded an additional $12 million of recoverable impaired plant costs in the third quarter of 1999 related to previously incurred costs that are now estimated to be recoverable pursuant to the Legislation. During the third and fourth quarter of 1999, the Company recorded amortization expense related to the recoverable impaired plant costs and other deferred debits created from discontinuing SFAS No. 71 of $221 million. The Company will continue to amortize this regulatory asset as it is recovered from regulated cash flows.

     The impairment analysis requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the plants. The resulting impairment loss is highly dependent on these underlying assumptions. In addition, after January 10, 2004, Reliant Energy HL&P must finalize and reconcile stranded costs (as defined by the Legislation) in a filing with the Texas Utility Commission. Any difference between the fair market value and the regulatory net book value of the generation assets (as defined by the Legislation) will either be refunded or collected through future non-bypassable charges. This final reconciliation allows alternative methods of third party valuation of the fair market value of these assets, including outright sale, stock valuations and asset exchanges. Because generally accepted accounting principles require the Company to estimate fair market values on a plant-by-plant basis in advance of the final reconciliation, the financial impacts of the Legislation with respect to stranded costs are subject to material changes. Factors affecting such change may include estimation risk, uncertainty of future energy prices and the economic lives of the plants. If events occur that make the recovery of all or a portion of the regulatory assets associated with the generation plant impairment loss and deferred debits created from discontinuance of SFAS No. 71 pursuant to the Legislation no longer probable, the Company will write off the corresponding balance of such assets as a non-cash charge against earnings. One of the results of discontinuing the application of SFAS No. 71 for the generation operations is the elimination of the regulatory accounting effects of excess deferred income taxes and investment tax credits related to such operations. The Company believes it is probable that some parties will seek to return such amounts to ratepayers and accordingly, the Company has recorded an offsetting liability.

     Following are the classes of electric property, plant and equipment at cost, with associated accumulated depreciation at December 31, 1999 (including the impairment loss discussed above) and December 31, 1998.

                                                              TRANSMISSION                          CONSOLIDATED
                                                                  AND              GENERAL       ELECTRIC PLANT IN
                                              GENERATION      DISTRIBUTION     AND INTANGIBLE        SERVICE
                                             ------------     ------------     --------------    -----------------
                                                                    (MILLIONS OF DOLLARS)
December 31, 1999:

  Original cost............................   $    11,202      $     4,531       $       992      $       16,725
  Accumulated depreciation.................         4,767            1,263               251               6,281
                                              -----------      -----------       -----------      --------------
  Property, plant and equipment - net(1)...   $     6,435      $     3,268       $       741      $       10,444
                                              ===========      ===========       ===========      ==============
December 31, 1998:

  Original cost............................   $     8,843      $     4,196       $       902      $       13,941
  Accumulated depreciation.................         3,822            1,276               207               5,305
                                              -----------      -----------       -----------      --------------
  Property, plant and equipment - net(1)...   $     5,021      $     2,920       $       695      $        8,636
                                              ===========      ===========       ===========      ==============

----------
(1) Includes non-rate regulated domestic and international generation facilities of $696 million and $338 million at December 31, 1999 and 1998, respectively, and international distribution facilities of $32 million and $19 million at December 31, 1999 and 1998, respectively. Also, includes property, plant and equipment of UNA of $1.8 billion at December 31, 1999.

     In order to reduce potential exposure to stranded costs related to generation assets, Reliant Energy HL&P redirected $99 million and $195 million of depreciation in the six months ended June 30, 1999, and the year ended December 31, 1998, respectively, from transmission and distribution related plant assets to generation assets for regulatory and financial reporting purposes. Such redirection was in accordance with the Company's Transition

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

Plan. See Note 4 for additional information regarding the Transition Plan. The Legislation provides that depreciation expense for transmission and distribution related assets may be redirected to generation assets during the base rate freeze period from 1999 through 2001. For regulatory purposes, the Company has continued to redirect transmission and distribution depreciation to generation assets. Beginning June 30, 1999, redirected depreciation expense cannot be recorded by the electric generation operations portion of Reliant Energy HL&P for financial reporting purposes as this portion of electric operations is no longer accounted for under SFAS No. 71. During the third and fourth quarters of 1999, $99 million in depreciation expense has been redirected from transmission and distribution for regulatory purposes and has been established as an embedded regulatory asset included in transmission and distribution related plant and equipment balances. As of December 31, 1999 and 1998, the cumulative amount of redirected depreciation for regulatory purposes is $393 million and $195 million, respectively.

     The Company reviewed its long-term purchase power contracts and fuel contracts for potential loss in accordance with SFAS No. 5, "Accounting for Contingencies" and Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing." Based on projections of future market prices for wholesale electricity, the analysis indicated no loss recognition is appropriate at this time.

     Other Accounting Policy Changes. As a result of discontinuing SFAS No. 71, the accounting policies discussed below related to Electric Operations' generation operations have been changed effective July 1, 1999. Allowance for funds used during construction will no longer be accrued on generation related construction projects. Instead, interest will be capitalized on these projects in accordance with SFAS No. 34, "Capitalization of Interest Cost."

     Previously, in accordance with SFAS No. 71, Reliant Energy HL&P deferred the premiums and expenses that arose when long term debt was redeemed and amortized these costs over the life of the new debt. If no new debt was issued, these costs were amortized over the remaining original life of the retired debt. Effective July 1, 1999, costs resulting from the retirement of debt attributable to the generation operations of Reliant Energy HL&P will be recorded in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," unless such costs will be recovered through regulated cash flows. In that case, these costs will be deferred and recorded as a regulatory asset by the entity through which the source of the regulated cash flows will be derived. During the third and fourth quarters of 1999, the generation portion of Reliant Energy HL&P incurred $11 million of losses from extinguishment of debt which Reliant Energy HL&P's transmission and distribution operations have recorded as a regulatory asset. This regulatory asset will be amortized along with recoverable impaired plant costs as the assets are recovered pursuant to the Legislation.

(4)  TRANSITION PLAN

     In June 1998, the Texas Utility Commission issued an order in Docket No. 18465 approving the Company's Transition Plan filed by Electric Operations in December 1997. The Transition Plan included base rate credits to residential customers of 4% in 1998 and an additional 2% in 1999. Commercial customers whose monthly billing is 1,000 kva or less are entitled to receive base rate credits of 2% in each of 1998 and 1999. The Company implemented the Transition Plan effective January 1, 1998. For additional information regarding the Transition Plan, see Note 1(g).

     Review of the Texas Utility Commission's order in Docket No. 18465 is currently pending before the Travis County District Court. In August 1998, the Office of the Attorney General for the State of Texas and a Texas municipality filed an appeal seeking, among other things, to reverse the portion of the Texas Utility Commission's order relating to the redirection of depreciation expenses under the Transition Plan. The Office of the Attorney General has withdrawn its appeal, but the Texas municipality continues to maintain its appeal. Because of the number of variables that can affect the ultimate resolution of an appeal of Texas Utility Commission orders, the Company cannot predict the outcome of this matter or the ultimate effect that adverse action by the courts could have on the Company.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(5)  DERIVATIVE FINANCIAL INSTRUMENTS

(a)  Price Risk Management and Trading Activities.

     The Company offers energy price risk management services primarily related to natural gas, electricity, crude oil and refined products, weather, coal and certain air emissions regulatory credits. The Company provides these services by utilizing a variety of derivative financial instruments, including fixed and variable-priced physical forward contracts, fixed and variable-priced swap agreements and options traded in the over-the-counter financial markets and exchange-traded energy futures and option contracts (Trading Derivatives). Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between industry pricing publications or exchange quotations.

     Prior to 1998, the Company applied hedge accounting to certain physical commodity activities that qualified for hedge accounting. In 1998, the Company adopted mark-to-market accounting for all of its price risk management and trading activities. Accordingly, since 1998, such Trading Derivatives are recorded at fair value with realized and unrealized gains (losses) recorded as a component of revenues. The recognized, unrealized balance is included in price risk management assets/liabilities (See Note 1(o)).

     The notional quantities, maximum terms and the estimated fair value of Trading Derivatives at December 31, 1999 and 1998 are presented below (volumes in billions of British thermal units equivalent (Bbtue) and dollars in millions):

                                                                                  VOLUME-FIXED
                                                                  VOLUME-FIXED       PRICE          MAXIMUM
                                                                   PRICE PAYOR      RECEIVER      TERM (YEARS)
                                                                  ------------    ------------    ------------

  1999
  Natural gas.................................................      936,716          939,416             9
  Electricity.................................................      251,592          248,176            10
  Crude oil and refined products..............................      143,857          144,554             3

  1998
  Natural gas.................................................      937,264          977,293             9
  Electricity.................................................      122,950          124,878             3
  Crude oil and refined products..............................      205,499          204,223             3

                                                                     FAIR VALUE            AVERAGE FAIR VALUE (a)
                                                              ------------------------    ------------------------
                                                                ASSETS     LIABILITIES      ASSETS    LIABILITIES
                                                              ---------    -----------    ---------   -----------
  1999
  Natural gas.............................................    $     319     $     299     $     302    $     283
  Electricity.............................................          131            98           103           80
  Crude oil and refined products..........................          134           145           127          132
                                                              ---------     ---------     ---------    ---------
                                                              $     584     $     542     $     532    $     495
                                                              =========     =========     =========    =========

  1998
  Natural gas.............................................    $     224     $     212     $     124    $     108
  Electricity.............................................           34            33           186          186
  Crude oil and refined products..........................           29            23            21           17
                                                              ---------     ---------     ---------    ---------
                                                              $     287     $     268     $     331    $     311
                                                              =========     =========     =========    =========

----------
(a)  Computed using the ending balance of each quarter.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     In addition to the fixed-price notional volumes above, the Company also has variable-priced agreements, as discussed above, totaling 3,797,824 and 1,702,977 Bbtue as of December 31, 1999 and 1998, respectively. Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure the Company's exposure to market or credit risks.

     All of the fair values shown in the tables above at December 31, 1999 and 1998 have been recognized in income. The fair value as of December 31, 1999 and 1998 was estimated using quoted prices where available and considering the liquidity of the market for the Trading Derivatives. The prices and fair values are subject to significant changes based on changing market conditions.

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

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the total price risk management assets of the Company as of December 31, 1999 and 1998.

                                                           DECEMBER 31, 1999            DECEMBER 31, 1998
                                                       ------------------------    ---------------------------
                                                       INVESTMENT                  INVESTMENT
                                                        GRADE (1)      TOTAL        GRADE (1)        TOTAL
                                                       -----------   ----------    -----------    ------------
                                                                          (MILLIONS OF DOLLARS)
 Energy marketers..................................    $       172   $      183    $       103    $       124
 Financial institutions............................            119          119             62             62
 Gas and electric utilities........................            184          186             47             48
 Oil and gas producers.............................              6           30              7              8
 Industrials.......................................              4            5              2              3
 Independent power producers.......................              4            6              1              1
 Others............................................             64           67             45             47
                                                       -----------   ----------    -----------    -----------
      Total........................................    $       553          596    $       267            293
                                                       ===========                 ===========
 Credit and other reserves.........................                         (12)                           (6)
                                                                     ----------                   -----------
 Energy price risk management assets (2)...........                  $      584                   $       287
                                                                     ==========                   ===========

---------
(1) "Investment Grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (e.g., parent company guarantees) and collateral, which encompass cash and standby letters of credit.

(2) As of December 31, 1999, the Company had no credit risk exposure to any single counterparty that represents greater than 5% of price risk management assets.

(b)  Non-Trading Activities.

     To reduce the risk from market fluctuations in the revenues derived from electric power, natural gas and related transportation, the Company enters into futures transactions, swaps and options (Energy Derivatives) in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements and to protect natural

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES gas distribution earnings against unseasonably warm weather during peak gas heating months, although usage to date for this purpose has not been material. The Company applies hedge accounting with respect to its derivative financial instruments utilized in non-trading activities.

     The Company utilizes interest-rate derivatives (principally interest-rate swaps) in order to adjust the portion of its overall borrowings which are subject to interest rate risk and also utilizes such derivatives to effectively fix the interest rate on debt expected to be issued for refunding purposes. In addition, in 1999, the Company entered into foreign currency swaps to hedge a portion of its investment in UNA.

     For transactions involving either Energy Derivatives or interest-rate and foreign currency derivatives, hedge accounting is applied only if the derivative
(i) reduces the risk of the underlying hedged item and (ii) is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts which are inversely correlated to those of the item(s) to be hedged. This correlation (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied.

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

     In the case of the foreign currency swaps which hedge a portion of the Company's investment in UNA, income or loss associated with the foreign currency derivative transactions is recorded as foreign currency translation adjustments as a component of stockholders' equity. Such amounts generally offset amounts recorded in stockholders' equity as adjustments resulting from translation of the hedged investment into U.S. dollars.

     Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in the Company's Statements of Consolidated Income until the underlying hedged transaction occurs. Once it becomes probable that an anticipated transaction will not occur, deferred gains and losses are recognized. In general, the financial impact of transactions involving these Energy Derivatives is included in the Company's Statements of Consolidated Income under the captions (i) fuel expenses, in the case of natural gas transactions and (ii) purchased power, in the case of electric power transactions. Cash flows resulting from these transactions in Energy Derivatives are included in the Company's Statements of Consolidated Cash Flows in the same category as the item being hedged.

     At December 31, 1999, the Company was fixed-price payors and fixed-price receivers in Energy Derivatives covering 33,108 billion British thermal units
(Bbtu) and 5,481 Bbtu of natural gas, respectively. At December 31, 1998, the Company was fixed-price payors and fixed-price receivers in Energy Derivatives covering 42,498 Bbtu and 3,930 Bbtu of natural gas, respectively. Also, at December 31, 1999 and 1998, the Company was a party to variable-priced Energy Derivatives totaling 44,958 Bbtu and 21,437 Bbtu of natural gas, respectively. The weighted average maturity of these instruments is less than one year.

     The notional amount is intended to be indicative of the Company's level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When Energy Derivatives are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed, as further discussed below. Under such circumstances, gains (losses) are deferred and recognized as a component of income when the underlying hedged item is recognized in income.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The average maturity discussed above and the fair value discussed in Note 15 are not necessarily indicative of likely future cash flows as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and the Company's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

(c)  Trading and Non-trading -- General Policy.

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While as yet the Company has experienced only minor losses due to the credit risk associated with these arrangements, the Company has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract. In order to minimize this risk, the Company enters into such contracts primarily with counterparties having a minimum Standard & Poor's or Moody's rating of BBB-or Baa3, respectively. For long-term arrangements, the Company periodically reviews the financial condition of such firms in addition to monitoring the effectiveness of these financial contracts in achieving the Company's objectives. Should the counterparties to these arrangements fail to perform, the Company would seek to compel performance at law or otherwise obtain compensatory damages in lieu thereof. The Company might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then-current market prices. In such event, the Company might incur additional losses to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, the Company believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is minimal.

     The Company's policies also prohibit the use of leveraged financial instruments.

     The Company has established a Risk Oversight Committee, comprised of corporate and business segment officers that oversees all commodity price and credit risk activities, including the Company's trading, marketing and risk management activities. The committee's duties are to establish the Company's commodity risk policies, allocate risk capital within limits established by the Company's board of directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with the Company's risk management policies and procedures and trading limits established by the Company's board of directors.

(6)  JOINTLY OWNED ELECTRIC UTILITY PLANT

(a)  Investment in South Texas Project.

     The Company has a 30.8% interest in the South Texas Project, which consists of two 1,250 megawatt (MW) nuclear generating units and bears a corresponding 30.8% share of capital and operating costs associated with the project. As of December 31, 1999, the Company's investment in the South Texas Project was $382 million (net of $2.1 billion accumulated depreciation which includes an impairment loss recorded in 1999 of $745 million). For additional information regarding the impairment loss, see Note 3. The Company's investment in nuclear fuel was $44 million (net of $251 million amortization) as of such date.

     The South Texas Project is owned as a tenancy in common among its four co-owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. The four co-owners have delegated management and operating responsibility for the South Texas Project to the South Texas Project Nuclear Operating Company (STPNOC). STPNOC is managed by a board of directors comprised of one director from each of the four owners, along with the chief executive officer of STPNOC. The four owners provide oversight through an owners' committee comprised of representatives of each

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES of the owners and through the board of directors of STPNOC. Prior to November 1997, the Company was the operator of the South Texas Project.

(b)  Nuclear Insurance.

     The Company and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses. This coverage consists of $500 million in primary property damage insurance and excess property insurance in the amount of $2.25 billion. With respect to excess property insurance, the Company and the other owners of the South Texas Project are subject to assessments, the maximum aggregate assessment under current policies being $17 million during any one policy year. The application of the proceeds of such property insurance is subject to the priorities established by the Nuclear Regulatory Commission (NRC) regulations relating to the safety of licensed reactors and decontamination operations.

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $8.9 billion as of December 31, 1999. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations by maintaining the maximum amount of financial protection available from private sources and by maintaining secondary financial protection through an industry retrospective rating plan. The assessment of deferred premiums provided by the plan for each nuclear incident is up to $84 million per reactor, subject to indexing for inflation, a possible 5% surcharge (but no more than $10 million per reactor per incident in any one year) and a 3% state premium tax. The Company and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(c)  Nuclear Decommissioning.

     The Company contributes $14.8 million per year to a trust established to fund its share of the decommissioning costs for the South Texas Project. For a discussion of the accounting treatment for the securities held in the Company's nuclear decommissioning trust, see Note 1(l). In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. The consultant's calculation of decommissioning costs for financial planning purposes used the DECON methodology (prompt removal/dismantling), one of the three alternatives acceptable to the NRC and assumed deactivation of Units Nos. 1 and 2 upon the expiration of their 40-year operating licenses. While the current and projected funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Legislation, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a non-bypassable charge to transmission and distribution customers.

(7)  EQUITY INVESTMENTS AND ADVANCES TO UNCONSOLIDATED SUBSIDIARIES

     The Company accounts for investments in unconsolidated subsidiaries under the equity method of accounting where (i) the ownership interest in the affiliate ranges from 20% to 50%, (ii) the ownership interest is less than 20% but the Company exercises significant influence over operating and financial policies of such affiliate or (iii) the interest in the affiliate exceeds 50% but the Company does not exercise control over the affiliate.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The Company's equity investments and advances in unconsolidated subsidiaries at December 31, 1999 and 1998 were $1 billion and $1.1 billion, respectively. The Company's equity loss from these investments, was $14 million in 1999. For 1998 and 1997, the Company's equity income from these investments was $71 million and $49 million, respectively. Dividends received from these investments amounted to $14 million, $44 million and $46 million in 1999, 1998 and 1997, respectively.

(a)  Reliant Energy Latin America.

     Reliant Energy is evaluating the sale of the Company's Latin American assets in order to pursue business opportunities that are in line with its strategies for the U.S. and Western Europe.

     As of December 31, 1999, Reliant Energy Latin America indirectly holds interests in Light Servicos de Eletricidade S.A. (Light) (11.78%) which transmits and distributes electricity in Rio De Janeiro, Brazil and holds 77.81% of the common stock of Metropolitana Electricidade de Sao Paulo S.A. (Metropolitana) which transmits and distributes electricity in Sao Paulo, Brazil; three Colombian electric systems, Empresa de Energia del Pacifico S.A.E.S.P. (EPSA) (28.35%), Electricaribe (34.61%), and Electrocosta (35.17%); and three electric systems in El Salvador (ranging from approximately 37% to 45%). In addition, Reliant Energy Latin America indirectly holds interests in natural gas systems in Colombia and a power generation plant in India.

     As of December 31, 1999 and 1998, Light and Metropolitana had total borrowings of $2.9 billion and $3.2 billion denominated in non-local currencies. During the first quarter of 1999, the Brazilian real was devalued and allowed to float against other major currencies. The effects of devaluation on the non-local currency denominated borrowings caused the Company to record, as a component of its equity earnings, an after-tax charge for the year ended December 31, 1999 of $102 million as a result of foreign currency transaction losses recorded by both Light and Metropolitana. At December 31, 1999 and 1998, one U.S. dollar could be exchanged for 1.79 Brazilian real and 1.21 Brazilian real, respectively. Because the Company uses the Brazilian real as the functional currency to report Light's equity earnings, any decrease in the value of the Brazilian real below its December 31, 1999 level will increase Light's liability represented by the non-local currency denominated borrowings. This amount will also be reflected in the Company's consolidated earnings, to the extent of the Company's ownership interest in Light. Similarly, any increase in the value of the Brazilian real above its December 31, 1999 level will decrease Light's liability represented by such borrowings.

     In April 1998, Light purchased 74.88% of the common stock of Metropolitana. The purchase price for the shares was approximately $1.8 billion and was financed with proceeds from bank borrowings. In August 1998, Reliant Energy Latin America and another unrelated entity jointly acquired, through subsidiaries, 65% of the stock of two Colombian electric distribution companies, Electricaribe and Electrocosta, for approximately $522 million. The shares of these companies are indirectly held by an offshore holding company jointly owned by the Company and the other entity. In addition, in 1998, the Company acquired, for approximately $150 million, equity interests in three electric distribution systems located in El Salvador.

     In June 1997, a consortium of investors which included Reliant Energy Latin America acquired for $496 million a 56.7% controlling ownership interest in EPSA. Reliant Energy Latin America contributed $152 million of the purchase price for a 28.35% ownership interest in EPSA.

     In May 1997, Reliant Energy Latin America increased its indirect ownership interest in an Argentine electric utility from 48% to 63%. The purchase price of the additional interest was $28 million. On June 30, 1998, Reliant Energy Latin America sold its 63% ownership interest in this Argentine affiliate and certain related assets for approximately $243 million. Reliant Energy Latin America acquired its initial ownership interests in the electric utility in 1992. The Company recorded an $80 million after-tax gain from this sale in the second quarter of 1998.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(b)  Wholesale Energy Domestic.

     In April 1998, the Company formed a limited liability corporation to construct and operate a 490 MW electric generation plant in Boulder City, Nevada in which the Company retained a 50% interest. The plant is anticipated to be operational in the second quarter of 2000. In October 1998, the Company entered into a partnership to construct and operate a 100 MW cogeneration plant in Orange, Texas in which its ownership interest is 50%. The plant began commercial operation in December 1999. As of December 31, 1999, the Company's net investment in these projects is $78 million and its total projected net investment is approximately $90 million.

(c) Combined Financial Statement Data of Equity Investees and Advances to Unconsolidated Subsidiaries.

     The following tables set forth certain summarized financial information of the Company's unconsolidated affiliates as of December 31, 1999 and 1998 and for the years then ended or periods from the respective affiliates' acquisition date through December 31, 1999, 1998 and 1997, if shorter:


                                                                           YEAR ENDED DECEMBER 31,
                                                                 ------------------------------------------
                                                                     1999            1998           1997
                                                                 ------------    -----------    -----------
                                                                           (THOUSANDS OF DOLLARS)
Income Statement:
   Revenues.................................................     $ 4,421,942     $ 2,449,335    $ 2,011,927
   Operating expenses.......................................       3,329,559       1,762,166      1,460,248
   Net income...............................................        (310,667)        514,005        403,323


                                                                                        DECEMBER 31,
                                                                              -----------------------------
                                                                                  1999             1998
                                                                              ------------     ------------
                                                                                 (THOUSANDS OF DOLLARS)
Balance Sheet:
   Current assets........................................................     $  1,553,166     $  1,841,857
   Noncurrent assets.....................................................       10,379,306       13,643,747
   Current liabilities...................................................        2,714,621        4,074,603
   Noncurrent liabilities................................................        4,440,985        6,284,821
   Owners' equity........................................................        4,776,866        5,126,180

(8)  INDEXED DEBT SECURITIES (ACES AND ZENS) AND TIME WARNER SECURITIES

(a)  Original investment in Time Warner Securities.

     On July 6, 1999, the Company converted its 11 million shares of Time Warner Inc. (TW) convertible preferred stock (TW Preferred) into 45.8 million shares of Time Warner common stock (TW Common). Prior to the conversion, the Company's investment in the TW Preferred was accounted for under the cost method at a value of $990 million in the Company's Consolidated Balance Sheets. The TW Preferred was redeemable after July 6, 2000, had an aggregate liquidation preference of $100 per share (plus accrued and unpaid dividends), was entitled to annual dividends of $3.75 per share until July 6, 1999 and was convertible by the Company. The Company recorded pre-tax dividend income with respect to the TW Preferred of $20.6 million in 1999 prior to the conversion and $41.3 million in both 1998 and 1997. Due to the conversion, the Company will no longer receive the quarterly pre-tax dividend of $10.3 million that was paid on the TW Preferred but will receive dividends, if declared and paid, on its investments in TW Common. Effective on the conversion date, the shares of TW Common were classified as trading securities under SFAS No. 115 and an unrealized gain was recorded in the amount of $2.4 billion ($1.5 billion after tax) to reflect the cumulative appreciation in the fair value of the Company's investment in Time Warner securities.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(b)  ACES.

     In July 1997, in order to monetize a portion of the cash value of its investment in TW Preferred, the Company issued 22.9 million of its unsecured 7% Automatic Common Exchange Securities (ACES) having an original principal amount of approximately $1.052 billion. The market value of ACES is indexed to the market value of TW Common. In July 2000, the ACES will be mandatorily exchangeable for, at the Company's option, either shares of TW Common at the exchange rate set forth below or cash with an equal value. The current exchange rate is as follows:

            MARKET PRICE OF TW COMMON            EXCHANGE RATE
            Below $22.96875                      2.0 shares of TW Common
            $22.96875 - $27.7922                 Share equivalent of $45.9375
            Above $27.7922                       1.6528 shares of TW Common


     Prior to maturity, the Company has the option of redeeming the ACES if (i) changes in federal tax regulations require recognition of a taxable gain on the Company's TW investment and (ii) the Company could defer such gain by redeeming the ACES. The redemption price is 105% of the closing sales price of the ACES as determined over a period prior to the day redemption notice is given. The redemption price may be paid in cash or in shares of TW Common or a combination of the two.

     By issuing the ACES, the Company effectively eliminated the economic exposure of its investment in TW securities to decreases in the price of TW Common below $22.96875. In addition, the Company retained 100% of any increase in TW Common price up to $27.7922 per share and 17% of any increase in market price above $27.7922.

     Prior to the July 1999 conversion of the TW Preferred, any increase in the market value of TW Common above $27.7922 was treated for accounting purposes as an increase in the payment amount of the ACES equal to 83% of the increase in the market price per share and was recorded by the Company as a non-cash expense. As a result, the Company recorded in 1999 (prior to conversion), 1998 and 1997 a non-cash, unrealized accounting loss of $435 million, $1.2 billion and $121 million, respectively (which resulted in an after-tax earnings reduction of $283 million, or $0.99 per share, $764 million, or $2.69 per share, and $79 million, or $0.31 per share, respectively). Following the conversion of TW Preferred into TW Common, changes in the market value of the Company's TW Common and the related offsetting changes in the liability related to the Company's obligation under the ACES will be recorded in the Company's Statement of Consolidated Income.

(c)  ZENS.

     On September 21, 1999, the Company issued approximately 17.2 million of its 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of approximately $1.0 billion. At maturity the holders of the ZENS will receive in cash the higher of the original principal amount of the ZENS or an amount based on the then-current market value of TW Common, or other securities distributed with respect to TW Common (one share of TW Common and such other securities, if any, are referred to as reference shares). Each ZENS has an original principal amount of $58.25 (the closing market price of the TW Common on September 15, 1999) and is exchangeable at any time at the option of the holder for cash equal to 95% (100% in certain cases) of the market value of the reference shares attributable to one ZENS. The Company pays interest on each ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the quarterly interest period on the reference shares attributable to each ZENS. Subject to certain conditions, the Company has the right to defer interest payments from time to time on the ZENS for up to 20 consecutive quarterly periods. As of December 31, 1999, no interest payments on the ZENS had been deferred.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Of the $980 million net proceeds from the offering, the Company used $443 million for general corporate purposes, including repayment of Company indebtedness. The Company used $537 million of the net proceeds to purchase 9.2 million shares of TW Common, which are classified as trading securities under SFAS No. 115. Unrealized gains and losses resulting from changes in the market value of the TW Common are recorded in the Company's Statements of Consolidated Income.

     An increase above $58.25 (subject to certain adjustments) in the market value per share of TW Common results in an increase in the Company's liability for the ZENS and is recorded by the Company as a non-cash expense. If the market value per share of TW Common declines below $58.25 (subject to certain adjustments), the liability for the ZENS would not decline below the original principal amount. However, the decline in market value of the Company's investment in the TW Common would be recorded as an unrealized loss as discussed above.

      Prior to the purchase of additional shares of TW Common on September 21, 1999, the Company owned approximately 8 million shares of TW Common that were in excess of the 38 million shares needed to economically hedge its ACES obligation. For the period from July 6, 1999 to the ZENS issuance date, losses (due to the decline in the market value of the TW Common during such period) on these 8 million shares were $122 million ($79 million after tax). The 8 million shares of TW Common combined with the additional 9.2 million shares purchased are expected to be held to facilitate the Company's ability to meet its obligation under the ZENS.

      The following table sets forth certain summarized financial information of the Company's investment in TW securities and the Company's ACES and ZENS obligations.

                                                           TW INVESTMENT         ACES            ZENS
                                                           -------------     -----------     -----------
                                                                           (THOUSANDS OF DOLLARS)
Balance at January 1, 1997...............................   $   990,000
Issuance of indexed debt securities......................                    $ 1,052,384
Loss on indexed debt securities..........................                        121,402
                                                            -----------      -----------
Balance at December 31, 1997.............................       990,000        1,173,786
Loss on indexed debt securities..........................                      1,176,211
                                                            -----------      -----------
Balance at December 31, 1998.............................       990,000        2,349,997
Issuance of indexed debt securities......................                                    $ 1,000,000
Purchase of TW Common....................................       537,055
Loss on indexed debt securities..........................                        388,107         241,416
Gain on TW Common........................................     2,452,406
                                                            -----------      -----------     -----------
Balance at December 31, 1999.............................   $ 3,979,461      $ 2,738,104     $ 1,241,416
                                                            ===========      ===========     ===========

(9)  PREFERRED STOCK AND PREFERENCE STOCK

(a)  Preferred Stock.

     At December 31, 1999 and 1998, the Company had 10,000,000 authorized shares of cumulative preferred stock, of which 97,397 shares were outstanding. As of such dates, the Company's only outstanding series of preferred stock was its $4.00 Preferred Stock. The $4.00 Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(b)  Preference Stock.

     At December 31, 1999 and 1998, Reliant Energy had 10,000,000 authorized shares of preference stock which were designated and outstanding, as shown below.

                                           DECEMBER 31, 1999             DECEMBER 31, 1998
                                       -------------------------    -------------------------
                      LIQUIDATION        SHARES         SHARES        SHARES        SHARES
                    VALUE PER SHARE    DESIGNATED    OUTSTANDING    DESIGNATED    OUTSTANDING
                    ---------------    ----------    -----------    ----------    -----------
Series A            $      1,000         700,000                       700,000
Series B            $    100,000          27,000        17,000          27,000       17,000
Series C            $    100,000           1,575                         1,575        1,575
Series D            Euro 100,000(1)        5,880         5,880
Series E            $    100,000           3,160         3,160
Series F            $    100,000           2,400         2,400

------------
(1)  As of December 31, 1999, one U.S. dollar could be exchanged for 1.0062
     Euros.

     The Series A Preference Stock is issuable in accordance with the Company's Shareholder Rights Agreement upon the occurrence of certain events. Each share of common stock of the Company includes one associated preference stock purchase right (Company Right). Under certain circumstances, each Company Right entitles the registered holder to purchase from the Company a unit consisting of one-thousandth of a share (Fractional Share) of Series A Preference Stock, without par value, at a purchase price of $42.50 per Fractional Share, subject to adjustments.

     The Series C Preference Stock was redeemed in March 1999. The Series B, D, E and F Preference Stock are not deemed outstanding for financial reporting purposes because the sole holders of each series are wholly owned financing subsidiaries of the Company.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(10) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                   DECEMBER 31, 1999          DECEMBER 31, 1998
                                                               --------------------------  -------------------------
                                                                LONG-TERM    CURRENT (1)    LONG-TERM   CURRENT (1)
                                                               -----------------------------------------------------
                                                                              (THOUSANDS OF DOLLARS)
Short-term borrowings:
   Commercial paper...........................................               $ 1,793,268                $ 1,360,239
   Lines of credit (2)........................................                   563,472                    150,000
   Receivables facilities.....................................                   350,000                    300,000
   Other (3)..................................................                   172,471                      2,500
                                                                             -----------                -----------
Total short-term borrowings...................................                 2,879,211                  1,812,739
                                                                             -----------                -----------
Long-term debt:
Reliant Energy
   ACES (4)...................................................                 2,738,104   $ 2,349,997
   ZENS (4)...................................................                 1,241,416
   Debentures................................................. $   350,000                     350,000
     7.88% to 9.38% due 2001 to 2002 as of December 31, 1999
       and 1998
   First mortgage bonds.......................................   1,261,217       150,000     1,875,732      170,500
     4.90% to 9.15% due 2002 to 2027 as of December 31, 1999
     4.90% to 9.15% due 2000 to 2027 as of December 31, 1998
   Pollution control bonds....................................   1,045,900                     581,385
     4.70% to 5.95% due 2011 to 2030 as of December 31, 1999
     4.90% to 5.25% due 2015 to 2029 as of December 31, 1998
   Notes payable..............................................         529            31           561           31
     12.50% due 2017 as of December 31, 1999 and 1998
   Capitalized lease obligations..............................      12,502         1,229        13,742        1,140
Financing Subsidiaries (directly or indirectly held by
  Reliant Energy)
   Notes payable..............................................     525,000
     7.12% to 7.40% due 2001 to 2002 as of December 31, 1999
Reliant Energy International, Inc.
   Notes payable, 9.00% due 2003 as of December 31, 1999 and
     1998.....................................................      92,667        27,905       126,522       22,345
Reliant Energy Power Generation, Inc.
   Notes payable..............................................      70,247
     Various market rates due 2002 as of December 31, 1999
N.V. UNA (3)(5)
   Debentures.................................................     390,626
     3.50% to 9.13% due 2000 to 2010 as of December 31, 1999
Resources Corp. (5)
   Convertible debentures.....................................      92,727                     104,617
     6.0% due 2012
   Debentures.................................................     961,545                   1,010,919
     6.38% to 8.90% due 2003 to 2008 as of December 31, 1999
     6.38% to 10.00% due 2003 to 2019 as of December 31, 1998
   Medium-term notes..........................................     150,275                     177,591
     8.77% to 9.23% maturing 2001 as of December 31, 1999
     8.77% to 9.39% maturing 2000 to 2001 as of December 31,
       1998
   Notes payable..............................................                   223,451       203,116      203,438
     7.50% to 9.39% due 2000 as of December 31, 1999
     7.50% to 8.88% due 1999 to 2000 as of December 31, 1998
Unamortized discount and premium..............................       8,075                       6,566
                                                               -----------   -----------   -----------  -----------
Total long-term borrowings....................................   4,961,310     4,382,136     6,800,748      397,454
                                                               -----------   -----------   -----------  -----------
   Total borrowings........................................... $ 4,961,310   $ 7,261,347   $ 6,800,748  $ 2,210,193
                                                               ===========   ===========   ===========  ===========

----------------------
(1)  Includes amounts due within one year of the date noted.

(2) Includes borrowings which are denominated in Euros as of December 31, 1999. The assumed exchange rate is 1.0062 Euros per U.S. dollar (exchange rate on December 31, 1999).

(3) Borrowings are primarily denominated in Dutch guilders. The assumed exchange rate is 2.19 NLG per U.S. dollar (exchange rate on December 31, 1999).

(4) For additional information regarding ACES and ZENS, see Note 8. As ZENS are exchangeable at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

(5) At the respective acquisition dates of UNA and Resources, the debt was adjusted to fair market value as of that date. Included in unamortized premium and discount is unamortized premium related to fair value adjustments

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES of long-term debt of approximately $48 million and $33 million at December 31, 1999 and 1998, respectively, and is being amortized over the respective remaining term of the related long-term debt.


(a)  Short-term Borrowings.

     As of December 31, 1999, the Company has credit facilities, which included facilities of various financing subsidiaries, UNA and Resources Corp., with financial institutions which provide for an aggregate of $3.7 billion in committed credit. The facilities expire as follows: $1.8 billion in 2000, $1.6 billion in 2002 and $0.3 billion in 2003. Interest rates on borrowings are based on the London interbank offered rate (LIBOR) plus a margin, Euro interbank deposits plus a margin, a base rate or at a rate determined through a bidding process. Credit facilities aggregating $1.2 billion are unsecured. These credit facilities contain covenants and requirements which must be met to borrow funds. Such covenants are not anticipated to materially restrict the Company from borrowing funds under such facilities. As of December 31, 1999, unused credit facilities totaled $1.0 billion. In addition, one of the credit facilities includes a $65 million sub-facility under which letters of credit may be obtained. Letters of credit under the sub-facility aggregated $9.3 million as of December 31, 1999.

     The Company sells commercial paper to provide financing for general corporate purposes. As of December 31, 1999, $1.8 billion of commercial paper was outstanding. The commercial paper borrowings are supported by various credit facilities discussed above including a $1.6 billion revolving credit facility expiring in 2002, a $200 million revolving credit facility expiring in 2000 and a $350 million revolving credit facility expiring in 2003.

     As of December 31, 1999, the Company, through UNA, has $170 million (assuming an exchange rate of 2.19 NLG per U.S. dollar, exchange rate as of December 31, 1999) of short-term borrowings arranged via brokers or directly from financial institutions. These borrowings are used by UNA to meet its short-term liquidity requirements.

     The weighted average interest rate on short-term borrowings in 1999, 1998 and 1997 was 5.84%, 5.77% and 6.12%, respectively.

(b)  Long-term Debt.

     Maturities of long-term debt and sinking fund requirements for the Company are approximately $409 million in 2000, $773 million in 2001, $670 million in 2002, $741 million in 2003 and $58 million in 2004. Maturities in 2000 exclude indexed debt securities (see Note 8) which may be settled with the Company's investment in TW Common.

     Substantially all physical assets used in the conduct of the business and operations of Electric Operations are subject to liens securing the First Mortgage Bonds. Sinking fund requirements on the First Mortgage Bonds may be satisfied by certification of property additions at 100% of the requirements as defined by the Mortgage and Deed of Trust. Sinking or improvement/replacement fund requirements for 1999 and prior years have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2000 is approximately $327 million.

     At December 31, 1999, Resources Corp. had issued and outstanding $92.7 million aggregate principal amount of its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of Company common stock and $14.24 in cash. During 1999, Resources Corp. purchased $12.0 million aggregate principal amount of its Subordinated Debentures.

     In November 1998, Resources Corp. issued $500 million aggregate principal amount of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). Included within the TERM Notes is an embedded option sold to an investment bank which gives the investment bank the right to remarket the TERM Notes commencing in November 2003 if it chooses to exercise the option. The TERM Notes are unsecured obligations of Resources Corp.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES which bear interest at an annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. The portion of the proceeds attributable to the option premium will be amortized over the stated term of the securities. If the option is not exercised by the investment bank, Resources Corp. will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by Resources Corp., within the 52-week period beginning November 1, 2003. During such period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on an index selected by Resources Corp. If the TERM Notes are remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to adjustment, and the effective interest rate on the remarketed TERM Notes will be 5.66% plus Resources Corp.'s applicable credit spread at the time of such remarketing.

     For the year ended December 31, 1999, 1998 and 1997, the Company capitalized interest of $19 million, $14 million and $11 million, respectively, including allowance for funds used during construction related to debt.

     During the year ended December 31, 1999, 1998 and 1997, the Company recorded losses from the extinguishment of debt of $22 million, $20 million and $17 million, respectively. As these costs will be recovered through regulated cash flows, these costs have been deferred and a regulatory asset has been recorded. For further discussion regarding the accounting, see Note 3.

(11) TRUST PREFERRED SECURITIES

     In February 1999, Reliant Energy and two newly created and wholly owned Delaware statutory business trusts (REI Trust I and REI Trust II), registered $500 million of trust preferred securities and related junior subordinated debt securities. In February 1999, REI Trust I issued $375 million aggregate amount of preferred securities to the public. The trust preferred securities accumulate distributions at a rate of 7.20% payable quarterly in arrears, have a stated liquidation amount of $25 per preferred security and must be redeemed by March 2048. REI Trust I used the proceeds to purchase $375 million aggregate principal amount of junior subordinated debentures from the Company having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the trust preferred securities. The Company used the proceeds from the sale of the debentures for general corporate purposes, including the repayment of short-term debt. Under the registration statement, $125 million of these securities remain available for issuance. The issuance of all securities registered by the Company is subject to market and other conditions.

     In February 1997, two Delaware statutory business trusts established by the Company (HL&P Capital Trust I and HL&P Capital Trust II) issued (i) $250 million of trust preferred securities and (ii) $100 million of capital securities, respectively. The trust preferred securities have a distribution rate of 8.125% payable quarterly in arrears, a stated liquidation amount of $25 per trust preferred security and must be redeemed by March 2046. The capital securities have a distribution rate of 8.257% payable quarterly in arrears, a stated liquidation amount of $1,000 per capital security and must be redeemed by February 2037. HL&P Capital Trust I and II used the proceeds to purchase
$350 million aggregate principal amount of subordinated debentures from the Company having interest rates and maturity dates that correspond to the distribution rate and the mandatory redemption dates of the trust preferred securities.

     The Company accounts for HL&P Capital Trust I and II and REI Trust I as wholly owned consolidated subsidiaries. The subordinated debentures are the trusts' sole asset and their entire operations. The Company has fully and unconditionally guaranteed, on a subordinated basis, all of HL&P Capital Trust I and II and REI Trust I's obligations with respect to the preferred securities and capital securities. The preferred securities and capital securities are mandatorily redeemable upon the repayment of the subordinated debentures at their stated maturity or earlier redemption. Subject to certain limitations, the Company has the option of deferring payments of interest on the subordinated debentures. During any deferral or event of default, the Company may not pay dividends on its capital stock. As of December 31, 1999, no interest payments on the subordinated debentures had been deferred.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     In June 1996, a Delaware statutory business trust established by Resources Corp. (Resources Trust) issued $172.5 million of convertible preferred securities to the public. The convertible preferred securities have a distribution rate of 6.25% payable quarterly in arrears, a stated liquidation amount of $50 per convertible preferred security and must be redeemed by 2026. The Resources Trust used the proceeds to purchase $172.5 million of 6.25% convertible junior subordinated debentures from Resources Corp. having an interest rate and a maturity date that correspond to the distribution rate and the mandatory redemption date of the convertible preferred securities. Resources Corp. accounts for Resources Trust as a wholly owned consolidated subsidiary. The convertible junior subordinated debentures represent Resources Trust's sole assets and its entire operations. Resources Corp. has fully and unconditionally guaranteed, on a subordinated basis, all of Resources Trust's obligations with respect to the convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Reliant Energy common stock. During 1999 and 1998, convertible preferred securities aggregating $0.2 million and $15.5 million, respectively, were converted, leaving $0.7 million and $0.9 million liquidation amount of convertible preferred securities outstanding at December 31, 1999 and 1998, respectively. Subject to certain limitations, Resources Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, Resources Corp. may not pay dividends on its common stock to Reliant Energy. As of December 31, 1999, no interest payments on the debentures had been deferred.

(12) STOCK-BASED INCENTIVE COMPENSATION PLANS AND RETIREMENT PLANS

(a)  Incentive Compensation Plans.

     The Company has Long-Term Incentive Compensation Plans (LICP) and other incentive compensation plans that provide for the issuance of stock-based incentives (including performance-based stock compensation, restricted shares, stock options and stock appreciation rights) to key employees of the Company, including officers. As of December 31, 1999, 485 current and former employees participated in the plans. A maximum of approximately 24 million shares of common stock may be issued under these plans. Under the LICP, beginning one year after the grant date, the options become exercisable in one-third increments each year. As of December 31, 1999, the weighted-average remaining contractual life of outstanding options was 8.3 years. Performance-based stock compensation issued and restricted shares granted were 294,271 in 1999, 98,413 in 1998 and 704,865 in 1997.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Stock option activity for the years 1997 through 1999 is summarized below:

                                                                                                 WEIGHTED AVERAGE
                                                                                   NUMBER        PRICE AT DATE OF
                                                                                  OF SHARES      GRANT OR EXERCISE
                                                                               --------------    ------------------
  Outstanding at December 31, 1996.........................................           498,652         $21.7796
     Options granted.......................................................           382,954         $21.0673
     Options converted at acquisition(1)...................................           622,504         $12.9002
     Options exercised(1)..................................................          (281,053)        $ 9.2063
     Options withheld for taxes............................................               (72)
     Options canceled......................................................          (148,418)
                                                                                   ----------
  Outstanding at December 31, 1997.........................................         1,074,567         $19.0728
                                                                                   ----------
     Options granted.......................................................         2,243,535         $26.3112
     Options exercised(1)..................................................          (287,591)        $15.6576
     Options withheld for taxes............................................            (6,854)
     Options canceled......................................................           (78,003)
                                                                                   ----------
  Outstanding at December 31, 1998.........................................         2,945,654         $24.8668
                                                                                   ----------
     Options granted.......................................................         3,806,051         $26.7372
     Options exercised(1)..................................................           (83,610)        $19.3819
     Options canceled......................................................          (205,124)
                                                                                   ----------
  Outstanding at December 31, 1999.........................................         6,462,971         $25.9937
                                                                                   ==========

                                                                                                      NUMBER
                                                                                                    OF SHARES
                                                                                                   ------------
  December 31, 1999 Exercisable at:
       $7.00 - 19.84...........................................................................       147,953
       $21.01 - 30.25..........................................................................     1,202,421
  December 31, 1998 Exercisable at:
       $7.00 - 19.84...........................................................................       158,695
       $20.01 - 35.18..........................................................................       373,160
  December 31, 1997 Exercisable at:
       $7.00 - 17.75...........................................................................       302,256
       $20.01 - 35.18..........................................................................       343,048

----------
(1) Effective upon the Merger with Resources Corp., each holder of an unexpired Resources Corp. stock option, whether or not then exercisable, was entitled to elect to either (i) have all or any portion of their Resources Corp. stock options canceled and "cashed out" or (ii) have all or any portion of their Resources Corp. stock options converted to Reliant Energy's stock options. There were 828,297 Resources Corp. stock options converted into 622,504 of Reliant Energy's stock options at the Merger date. Options exercised during 1999, 1998 and 1997 included approximately 26,000, 210,000 and 277,000 shares, respectively, related to Resources Corp. stock options which were converted at the Merger.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies the rules contained in Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees," and discloses the required pro forma effect on net income and earnings per share of the fair value based method of accounting for stock compensation as required by SFAS No. 123.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The following pro forma summary of the Company's consolidated results of operations has been prepared as if the fair value based method of accounting for employee stock compensation had been applied:


                                                                             1999           1998          1997
                                                                          ----------     ----------    -----------
                                                                        (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
  Net income (loss) attributable to common stockholders as reported.....  $1,482,081     $ (141,482)   $  420,948
  SFAS No. 123 effect...................................................      (5,120)        (6,383)       (2,374)
                                                                           ---------     ----------    ----------
  Pro forma net income (loss) attributable to common stockholders.......  $1,476,961     $ (147,865)   $  418,574
                                                                          ==========     ==========    ==========

  Pro forma basic earnings per share....................................  $     5.18     $     (.50)   $     1.66
  Pro forma diluted earnings per share..................................        5.16           (.52)         1.65

     The fair value of options granted during 1999, 1998 and 1997 was calculated using the Black-Scholes model. The significant assumptions incorporated in the Black-Scholes model in estimating the fair value of the options include (i) an interest rate of 5.10%, 5.65% and 6.58% for 1999, 1998 and 1997, respectively, that represents the interest rate on a U.S. Treasury security with a maturity date corresponding with the option term, (ii) an option term of ten years, (iii) volatility of 21.23%, 24.01% and 22.06% for 1999, 1998 and 1997, respectively, calculated using daily stock prices for the period prior to the grant date and
(iv) expected common dividends of $1.50 per share representing annualized dividends at the date of grant.

(b) Pension.

     The Company has a noncontributory retirement plan which covers the employees of the Company. Prior to 1999, Resources had two noncontributory retirement plans: (i) the plan which covered the employees of Resources other than Minnegasco employees and (ii) the plan which covered Minnegasco employees. The plans provided retirement benefits based on years of service and compensation. Effective January 1, 1999, the two Resources noncontributory retirement plans were merged into the Company's plan. The Company's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the plan consist principally of common stocks and high-quality, interest-bearing obligations. The net periodic pension costs, prepaid pension costs and benefit obligation have been determined separately for each plan prior to the plans being merged.

     Net pension cost for the Company includes the following components:

                                                                                  YEAR ENDED DECEMBER 31,
                                                                        ---------------------------------------------
                                                                            1999           1998            1997
                                                                        -------------- -------------- ---------------
                                                                                  (THOUSANDS OF DOLLARS)
  Service cost-- benefits earned during the period...................... $   33,700     $   33,436     $    26,848
  Interest cost on projected benefit obligation.........................     88,393         85,132          67,641
  Expected return on plan assets........................................   (140,496)      (121,196)        (86,372)
  Net amortization......................................................     (5,361)             6               6
                                                                        -----------     ----------     -----------
            Net pension cost............................................    (23,764)        (2,622)          8,123
  Transfer of obligation to STPNOC......................................                                    (6,077)
  SFAS No. 88-- curtailment expense.....................................                                    12,947
                                                                        -----------     ----------     -----------
            Total pension cost (benefit)................................ $  (23,764)    $   (2,622)    $    14,993
                                                                        ===========     ==========     ===========

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Following are reconciliations of the Company's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 1999 and 1998.

                                                       YEAR ENDED DECEMBER 31,
                                                    ---------------------------
                                                        1999           1998
                                                    -----------     -----------
                                                       (THOUSANDS OF DOLLARS)
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of year .........  $ 1,389,444     $ 1,246,582
   Service cost ..................................       33,700          33,436
   Interest cost .................................       88,393          85,132
   Benefits paid .................................      (97,946)        (69,182)
   Plan amendments ...............................                     (161,326)
   Actuarial (gain) loss .........................     (181,548)        254,802
                                                    -----------     -----------
   Benefit obligation, end of year ...............  $ 1,232,043     $ 1,389,444
                                                    ===========     ===========

CHANGE IN PLAN ASSETS
   Plan asset, beginning of year .................  $ 1,429,882     $ 1,304,023
   Benefits paid .................................      (97,946)        (69,182)
   Employer contributions ........................                       47,406
   Actual investment return ......................      181,177         147,635
                                                    -----------     -----------
   Plan assets, end of year ......................  $ 1,513,113     $ 1,429,882
                                                    ===========     ===========

RECONCILIATION OF FUNDED STATUS
   Funded status .................................  $   281,070     $    40,438
   Unrecognized transition asset .................       (5,401)         (7,205)
   Unrecognized prior service cost ...............     (137,950)       (148,400)
   Unrecognized actuarial loss ...................       11,742         240,864
                                                    -----------     -----------
   Net amount recognized .........................  $   149,461     $   125,697
                                                    ===========     ===========

ACTUARIAL ASSUMPTIONS
   Discount rate .................................          7.5%            6.5%
   Rate of increase in compensation levels .......    3.5 - 5.5%      3.5 - 5.5%
   Expected long-term rate of return on assets ...         10.0%           10.0%

     The transitional asset at January 1, 1986, is being recognized over approximately 17 years, and the prior service cost is being recognized over approximately 15 years for the Company's plan. The unrecognized transitional asset, prior service cost and net (gain) or loss related to the Resources' plans were recognized at the Merger date.

     In 1998, the Company's board of directors approved the amendment and restatement of the retirement plan, effective January 1, 1999, which converted the present value of the accrued benefits under the existing pension plans into a cash balance pension plan. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage for 1999 is 4%. The purpose of the plan change is to continue to provide uniform retirement income benefits across all employee groups, which are competitive both within the energy services industry as well as with other companies within the United States. The Company will continue to reflect the costs of the pension plan according to the provisions of SFAS No. 87, "Employers' Accounting for Pensions" as amended. As a result of the January 1, 1999 amendment and restatement, which is reflected in the December 31, 1998 disclosure, the Company's projected benefit obligation declined $161 million.

     The actuarial gains and losses are due to changes in certain actuarial assumptions.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     In addition to the noncontributory plans discussed above, the Company maintains a non-qualified plan which allows participants to retain the benefits to which they would have been entitled under the Company's noncontributory plan except for the federally mandated limits on such benefits or on the level of salary on which such benefits may be calculated. Prior to 1999, Resources maintained certain similar non-qualified plans. Effective January 1, 1999, Resources' non-qualified plans were merged into Reliant Energy's non-qualified plan. The related benefit obligation at December 31, 1999 and 1998, was $28 million and $26 million, respectively. Expense of approximately $5 million associated with these non-qualified plans was recorded each year during 1999, 1998 and 1997, respectively.

(c)  Savings Plan.

     Reliant Energy has an employee savings plan that qualifies as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (IRC). Under the plan, participating employees may contribute a portion of their compensation, pre-tax or after-tax, up to a maximum of 16% of compensation. In 1999, the savings plan was amended so that Reliant Energy now matches 75% to 125% of the first 6% of each employee's compensation contributed, subject to a vesting schedule, based on certain performance goals achieved by the Company. Through 1998, Reliant Energy matched 70% of the first 6% of each employee's compensation contributed, subject to a vesting schedule. Substantially all of Reliant Energy's match is invested in Reliant Energy common stock.

     In October 1990, Reliant Energy amended its savings plan to add a leveraged Employee Stock Ownership Plan (ESOP) component. Reliant Energy may use ESOP shares to satisfy its obligation to make matching contributions under the savings plan. Debt service on the ESOP loan is paid using all dividends on shares in the ESOP, interest earnings on funds held in the ESOP and cash contributions by Reliant Energy. Shares of Reliant Energy common stock are released from the encumbrance of the ESOP loan based on the proportion of debt service paid during the period.

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

     The ESOP shares were as follows:

                                                                                            DECEMBER 31,
                                                                                  -------------------------------
                                                                                      1999              1998
                                                                                  ------------       ------------
  Allocated shares transferred/distributed from the savings plan..............       2,115,536          1,916,508
  Allocated shares............................................................       5,967,159          5,171,613
  Unearned shares.............................................................      10,679,489         11,674,063
                                                                                  ------------       ------------
       Total original ESOP shares.............................................      18,762,184         18,762,184
                                                                                  ============       ============
  Fair value of unearned ESOP shares..........................................    $244,293,311       $374,270,460

     Prior to April 1, 1999, Resources had an employee savings plan that covered substantially all Resources employees other than Reliant Energy Minnegasco employees. Under the terms of the Resources savings plan, employees could contribute up to 12% of total compensation in 1998 and 1997, which contributions up to 6% were matched by the Company. Beginning January 1, 1999, employees could contribute up to 16% of total compensation, which contribution up to 6% were matched by the Company. Prior to April 1, 1999, the Reliant Energy Minnegasco employees were covered by a savings plan, the terms of which were somewhat similar to the Resources savings plan. Effective April 1, 1999, the Resources and the Reliant Energy Minnegasco savings plans were merged into the Company's savings plan.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The Company's savings plan benefit expense was $26 million, $25 million and $22 million in 1999, 1998, and 1997, respectively.

(d)  Postretirement Benefits.

     The Company records the liability for postretirement benefit plans other than pensions (primarily health care) under SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). The Company is amortizing over a 22 year period approximately $213 million to cover the "transition cost" of adopting SFAS No. 106 (i.e., the Company's liability for postretirement benefits payable with respect to employee service years accrued prior to the adoption of SFAS No. 106). The unrecognized transitional asset and net (gain) loss related to the Resources plans were recognized at the Merger date.

     As provided in the 1995 Rate Case Settlement, Reliant Energy HL&P is required to fund during each year in an irrevocable external trust approximately $22 million of postretirement benefit costs which are included in its rates. Reliant Energy Minnegasco is required to fund postretirement benefit costs for the amount included in its rates. The Company, excluding Reliant Energy HL&P and Reliant Energy Minnegasco, will continue funding its postretirement benefits on a pay-as-you-go basis.

     Net postretirement benefit cost for the Company includes the following components:

                                                                YEAR ENDED DECEMBER 31,
                                                           ---------------------------------
                                                              1999        1998        1997
                                                           ---------    --------    --------
                                                                  (THOUSANDS OF DOLLARS)
Service cost-- benefits earned during the period .......    $  5,073    $  8,060    $  8,927
Interest cost on projected benefit obligation ..........      26,259      17,270      14,176
Expected (return) loss on plan assets ..................      (8,986)     (5,977)     (4,515)
Net amortization .......................................      14,629       3,298       4,011
                                                            --------    --------    --------
     Net postretirement benefit cost ...................      36,975      22,651      22,599
Transfer of obligation to STPNOC .......................                                 173
                                                            --------    --------    --------
     Total cost ........................................    $ 36,975    $ 22,651    $ 22,772
                                                            ========    ========    ========

         Following are reconciliations of the Company's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 1999 and 1998.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                              YEAR ENDED DECEMBER 31,
                                                                             ------------------------
                                                                                1999          1998
                                                                             ----------     ---------
                                                                              (THOUSANDS OF DOLLARS)
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of year ..................................   $ 409,811     $ 269,531
   Service cost ...........................................................       5,073         8,060
   Interest cost ..........................................................      26,259        17,270
   Benefits paid ..........................................................     (21,846)      (20,662)
   Participant contributions ..............................................       3,633         2,960
   Acquisitions ...........................................................      12,414
   Plan amendments ........................................................                    98,918
   Actuarial (gain) loss ..................................................     (40,242)       33,734
                                                                              ---------     ---------
   Benefit obligation, end of year ........................................   $ 395,102     $ 409,811
                                                                              =========     =========

CHANGE IN PLAN ASSETS
   Plan asset, beginning of year ..........................................   $  84,068     $  56,340
   Benefits paid ..........................................................     (21,846)      (20,662)
   Employer contributions .................................................      32,559        32,889
   Participant contributions ..............................................       3,633         2,960
   Actual investment return ...............................................       6,414        12,541
                                                                              ---------     ---------
   Plan assets, end of year ...............................................   $ 104,828     $  84,068
                                                                              =========     =========

RECONCILIATION OF FUNDED STATUS
   Funded status ..........................................................   $(290,274)    $(325,743)
   Unrecognized transition (asset) or obligation ..........................     134,917       144,046
   Unrecognized prior service cost ........................................      91,976        98,918
   Unrecognized actuarial (gain) loss .....................................     (97,758)      (61,530)
                                                                              ---------     ---------
   Net amount recognized at end of year ...................................   $(161,139)    $(144,309)
                                                                              =========     =========

ACTUARIAL ASSUMPTIONS
   Discount rate ..........................................................         7.5%          6.5%
   Rate of increase in compensation levels ................................   3.5 - 5.5%    3.5 - 5.5%
   Expected long-term rate of return on assets ............................        10.0%         10.0%
   Health care cost trend rates - Under 65 ................................         5.8%          6.0%
   Health care cost trend rates - 65 and over .............................         6.2%          6.7%

   The assumed health care rates gradually decline to 5.4% for both medical categories by 2001.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1999 would be increased by approximately 4.9%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 4.6%. If the healthcare cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 1999 would be decreased by approximately 4.8%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 4.4%.

     In 1998, the Company's board of directors approved an amendment, effective January 1, 1999, which created an account balance based on credited service at December 31, 1998. Under the new plan, each participant has an account, for recordkeeping purposes only, to which a $750 credit is allocated annually. This account balance vests after 5 years of service after age 50. At retirement the account balance can be used to purchase medical benefits. It may not be taken as cash. The Company will continue to reflect the costs of the retiree medical plan according to the provisions of SFAS No. 106 as amended. As a result of the January 1, 1999 amendment, which is reflected in

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES the December 31, 1998 disclosure, the Company's benefit obligation increased $99 million. The plan amendment had no impact on 1998 expense.

      The actuarial gains and losses are due to changes in certain actuarial assumptions.

(e)   Postemployment Benefits.

      The Company records postemployment benefits based on SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which requires the recognition of a liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Net postemployment benefit costs were $11 million in 1999 and were not material in 1998 and 1997.

(13)  INCOME TAXES

      The Company's current and deferred components of income tax expense (benefit) are as follows:

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                         1999                1998               1997
                                                                      ------------       ------------       ------------
                                                                                     (THOUSANDS OF DOLLARS)
Current .........................................................     $    297,490       $    439,322       $    199,011
Deferred ........................................................          601,627           (469,754)             7,363
                                                                      ------------       ------------       ------------
Income tax expense (benefit) ....................................     $    899,117       $    (30,432)      $    206,374
                                                                      ============       ============       ============

      A reconciliation of the federal statutory income tax rate to the effective income tax rate is below.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                      --------------------------------------------------
                                                                         1999                1998               1997
                                                                      ------------       ------------       ------------
                                                                                     (THOUSANDS OF DOLLARS)
 Income (loss) before income taxes ..............................     $  2,564,848       $   (171,524)      $    627,484
 Preferred dividends of subsidiary ..............................                                                  2,255
                                                                      ------------       ------------       ------------
      Total .....................................................        2,564,848           (171,524)           629,739
 Federal statutory rate .........................................               35%                35%                35%
                                                                      ------------       ------------       ------------
 Income taxes at statutory rate .................................          897,697            (60,033)           220,409
                                                                      ------------       ------------       ------------
 Net addition (reduction) in taxes resulting from:
    State income taxes, net of federal income tax benefit .......           24,764             16,853                 (9)
    Amortization of investment tax credit .......................          (20,551)           (20,123)           (19,777)
    Excess deferred taxes .......................................           (4,543)            (4,011)            (5,570)
    Difference between book and tax depreciation
      for which deferred taxes have not been normalized .........                              37,069             27,466
    Equity dividend exclusion ...................................                                (980)            (5,075)
    Equity income - foreign affiliates ..........................             (789)           (23,241)           (17,011)
    Goodwill ....................................................           18,045             18,049              7,242
    Other - net .................................................          (15,506)             5,985             (1,301)
                                                                      ------------       ------------       ------------
      Total .....................................................            1,420             29,601            (14,035)
                                                                      ------------       ------------       ------------
 Income tax expense (benefit) ...................................     $    899,117       $    (30,432)      $    206,374
                                                                      ============       ============       ============
 Effective rate .................................................             35.1%              17.7%              32.8%


     UNA Tax Holiday. Under 1999 Dutch tax law relating to the Dutch electricity industry, UNA qualifies for a zero tax rate through December 31, 2001. The tax holiday applies only to the Dutch income earned by UNA. Beginning January 1, 2002, UNA will be subject to Dutch corporate income tax at standard statutory rates.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

      Permanent Reinvestment. As of December 31, 1999 the Company had approximately $29 million of foreign income which is considered to be permanently reinvested in foreign operations. Of this amount, $3 million is related to the Company's operations in Argentina and $26 million is related to the Company's operations in the Netherlands.

      Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:


                                                                                            DECEMBER 31,
                                                                                   ---------------------------------
                                                                                       1999                 1998
                                                                                   ------------         ------------
                                                                                         (THOUSANDS OF DOLLARS)
Deferred tax assets:
Current:
  Unrealized loss on indexed debt securities ..............................        $    674,497
                                                                                   ------------         ------------
Non-current:
  Alternative minimum tax credit carryforwards ............................              34,536         $     38,659
  Employee benefits .......................................................              98,388              153,367
  Disallowed plant cost - net .............................................              58,058               56,219
  Unrealized loss on indexed debt securities ..............................                                  454,165
  Operating loss carryforwards ............................................              38,954               23,178
  Foreign income ..........................................................              49,850               32,685
  Cumulative foreign currency translation adjustments .....................              40,906               11,764
  Contingent liabilities associated with discontinuance of SFAS No. 71 ....              73,639
  Other ...................................................................             114,845               46,797
  Valuation allowance .....................................................             (19,139)              (8,591)
                                                                                   ------------         ------------
    Total non-current deferred tax assets .................................             490,037              808,243
                                                                                   ------------         ------------
     Total deferred tax assets - net ......................................        $  1,164,534         $    808,243
                                                                                   ------------         ------------

Deferred tax liabilities:
Current:
  Unrealized gain on Time Warner investment ...............................        $  1,090,088
                                                                                   ------------         ------------
Non-current:
  Depreciation ............................................................           2,318,958         $  2,090,014
  Regulatory assets - net .................................................             379,814              609,694
  Capitalized taxes, employee benefits and removal costs ..................              47,907               60,099
  Unrealized gain on Time Warner investment ...............................                                  222,942
  Deferred state income taxes .............................................              68,952               70,000
  Deferred gas costs ......................................................              32,361               13,237
  Other ...................................................................              93,664              106,293
                                                                                   ------------         ------------
    Total non-current deferred tax liabilities ............................           2,941,656            3,172,279
                                                                                   ------------         ------------
     Total deferred tax liabilities .......................................           4,031,744            3,172,279
                                                                                   ------------         ------------
          Accumulated deferred income taxes - net .........................        $  2,867,210         $  2,364,036
                                                                                   ============         ============

      Tax Attribute Carryforwards. At December 31, 1999, the Company had approximately $492 million of state net operating losses available to offset future state taxable income through the year 2019. In addition, the Company has approximately $28 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable over an indefinite period and approximately $1 million of state alternative minimum tax credits that are available to reduce future state income taxes payable through the year 2002. The valuation allowance reflects a net increase of $11 million in 1999. This net increase results from a reassessment of the Company's usage of state tax attributes, including the future ability to use state net operating loss and alternative

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES minimum tax credit carryforwards offset by changes in valuation allowances provided for expiring state net operating loss carryforwards.

      Tax Refund Case. In July 1990, the Company paid approximately $105 million to the Internal Revenue Service (IRS) following an IRS audit of 1983 and 1984 federal income tax returns. In November 1991, the Company filed a refund suit in the U.S. Court of Federal Claims seeking the return of $52 million of tax and $36 million of accrued interest, plus interest on both of those amounts accruing after July 1990. In September 1997, the United States Court of Appeals upheld a lower court ruling that the Company was due a refund of federal income taxes during 1983 and 1984 attributable to fuel cost overrecoveries that subsequently were refunded to Reliant Energy HL&P's customers. In February 1998, the Company received a refund of approximately $142 million in taxes and interest paid in July 1990, including interest accrued since 1990 in the amount of approximately $57 million. After giving effect to the Company's deferred recognition of the 1990 tax payment and payment of federal income taxes due on the accrued interest on the refund, the refund had the effect of increasing the Company's earnings in the fourth quarter of 1997 by $37 million (after-tax).

(14)  COMMITMENTS AND CONTINGENCIES

(a)   Commitments.

      The Company has various commitments for capital expenditures, fuel, purchased power and operating leases. Commitments in connection with Electric Operations' capital program are generally revocable by the Company, subject to reimbursement to manufacturers for expenditures incurred or other cancellation penalties. Wholesale Energy has entered into commitments associated with various non-rate regulated generating projects aggregating $324 million along with various generating equipment purchases aggregating $318 million for delivery from 2000 to 2001 that are anticipated to be used for future development projects. The Company's other commitments have various quantity requirements and durations. However, if these requirements could not be met, various alternatives are available to mitigate the cost associated with the contracts' commitments.

(b)   Fuel and Purchased Power.

      Reliant Energy HL&P is a party to several long-term coal, lignite and natural gas contracts which have various quantity requirements and durations. Minimum payment obligations for coal and transportation agreements that extend through 2011 are approximately $187 million in 2000, $188 million in 2001 and $188 million in 2002. Purchase commitments related to lignite mining and lease agreements, natural gas purchases and storage contracts, and purchased power are not material to the operations of the Company.

      Currently Reliant Energy HL&P is allowed recovery of these costs through base rates for electric service. As of December 31, 1999, certain of these contracts are above market. The Company anticipates that stranded cost associated with these obligations will be recoverable through the stranded cost recovery mechanisms contained in the Legislation. For information regarding the Legislation, see Note 3.

(c)   Operations Agreement with City of San Antonio.

      As part of the 1996 settlement of certain litigation claims asserted by the City of San Antonio with respect to the South Texas Project, the Company entered into a 10-year joint operations agreement under which the Company and the City of San Antonio, acting through the City Public Service Board of San Antonio (CPS), share savings resulting from the joint dispatching of their respective generating assets in order to take advantage of each system's lower cost resources. Under the terms of the joint operations agreement entered into between CPS and Electric Operations, the Company has guaranteed CPS minimum annual savings of $10 million and a minimum cumulative savings of $150 million over the 10-year term of the agreement. Based on current forecasts and other assumptions regarding the combined operation of the two generating systems, the Company anticipates that the savings resulting from joint operations will equal or exceed the minimum savings guaranteed under the joint operating agreement. In 1999, 1998

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES and 1997, savings generated for CPS' account were approximately $14 million, $14 million and $22 million, respectively. Through December 31, 1999, cumulative earnings generated for CPS' account were approximately $64 million.

(d)   Transportation Agreement.

      Resources had an agreement (ANR Agreement) with ANR Pipeline Company (ANR) which contemplated that Resources would transfer to ANR an interest in certain of Resources' pipeline and related assets. The interest represented capacity of 250 Mmcf/day. Under the ANR Agreement, an ANR affiliate advanced $125 million to Resources. Subsequently, the parties restructured the ANR Agreement and Resources refunded in 1995 and 1993, $50 million and $34 million, respectively, to ANR. Resources recorded $41 million as a liability reflecting ANR's use of 130 Mmcf/day of capacity in certain of Resources' transportation facilities. The level of transportation will decline to 100 Mmcf/day in the year 2003 with a refund of $5 million to ANR. The ANR Agreement will terminate in 2005 with a refund of the remaining balance.

(e)   Lease Commitments.

      The following table sets forth certain information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 1999 which primarily relate to Resources principally consisting of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions):

            2000 ....................................  $ 16
            2001 ....................................    15
            2002 ....................................    10
            2003 ....................................     8
            2004 ....................................     7
            2005 and beyond .........................    25
                                                       ----
                 Total ..............................  $ 81
                                                       ----

(f)   Letters of Credit.

      At December 31, 1999, the Company had letters of credit totaling approximately $14 million under which it is obligated to reimburse drawings, if any.

(g)   Cross Border Leases.

      During the period from 1994 through 1997, under cross border lease transactions, UNA leased several of its power plants and related equipment and turbines to non-Netherlands based investors and concurrently leased the facilities back under sublease arrangements with remaining terms as of December 31, 1999 of two to 25 years. Such transactions involve the Company providing to a foreign investor an ownership right in (but not necessarily title to) an asset, with a leaseback of the asset. The net proceeds to UNA of the transactions are being amortized to income over the lease terms. At December 31, 1999, the deferred gain on these transactions totaled $87 million assuming an exchange rate of 2.19 NLG per U.S. dollar (the exchange rate on December 31, 1999). UNA utilized proceeds from the head lease transactions to prepay sublease obligations as well as provide a source for payment of end of term purchase options and other financial undertakings. The leased property remains on the financial statements of UNA and continues to be depreciated. In the case of early termination of the cross border leases, UNA would be contingently liable for certain payments to the sublessors, which at December 31, 1999 are estimated to be $254 million. Prior to March 1, 2000, UNA will be required by some of the lease agreements to obtain standby letters of credit in favor of the sublessors in the event of early termination in the amount of $205 million (assumes an exchange rate of 2.19 NLG per U.S. dollar, the exchange rate on December 31,
1999). Commitments for such letters of credit have been obtained as of December 31, 1999.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

      In 1992, the United States Environmental Protection Agency (EPA) (i) identified the Company, along with several other parties, as "potentially responsible parties" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for the costs of cleaning up a site located adjacent to one of the Company's transmission lines in La Marque, Texas and (ii) issued an administrative order for the remediation of the site. The Company believes that the EPA took this action solely on the basis of information indicating that the Company in the 1950s acquired record title to a portion of the land on which the site is located. The Company does not believe that it now or previously has held any ownership interest in the property covered by the order and has obtained a judgment to that effect from a court in Galveston County, Texas. Based on this judgment and other defenses that the Company believes to be meritorious, the Company has elected not to adhere to the EPA's administrative order, even though the Company understands that other PRPs are proceeding with site remediation. To date, neither the EPA nor any other PRP has instituted an action against the Company for any share of the remediation costs for the site. However, if the Company was determined to be a responsible party, the Company could be jointly and severally liable along with the other PRPs for the aggregate remediation costs of the site (which the Company currently estimates to be approximately $80 million in the aggregate) and could be assessed substantial fines and damage claims. Although the ultimate outcome of this matter cannot currently be predicted at this time, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

      From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims which it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

(i)   Other.

      The Company is involved in legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business, some of which involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the effect on the Company's respective financial statements, if any, from the disposition of these matters will not be material.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy HL&P's service area, against the Company and Houston Industries Finance Inc. (formerly a wholly owned subsidiary of the Company) alleging underpayment of municipal franchise fees. Plaintiffs in essence claim that they are entitled to 4% of all receipts of any kind for business conducted within city limits or with the use of city rights-of-way. Plaintiffs advance their claims notwithstanding their failure to assert such claims over the previous four decades. Because all of the franchise ordinances affecting Electric Operations expressly impose fees only on the Company's own receipts and only from sales of electricity for consumption within a city, the Company regards plaintiffs' allegations as spurious and is vigorously contesting the case. The plaintiffs' pleadings assert that their damages exceed $250 million. The 269th Judicial District Court for Harris County has granted a partial summary judgment in favor of the Company dismissing all claims for franchise fees based on sales tax collections. Other motions for partial summary judgment were denied. A jury trial of the remaining individual claims of the three named cities (but not the entire class) began on February 14, 2000 and is expected to conclude by the end of March 2000. The extent to which issues resolved in this trial may affect the claims of the other class member cities cannot be determined until final judgment is rendered. The Company believes that it is very unlikely that resolution of this case will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(15)  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS


                                                                                             DECEMBER 31,
                                                                      -----------------------------------------------------------
                                                                                1999                            1998
                                                                      ---------------------------     ---------------------------
                                                                       CARRYING          FAIR          CARRYING          FAIR
                                                                        AMOUNT           VALUE          AMOUNT           VALUE
                                                                      -----------     -----------     -----------     -----------
                                                                                        (THOUSANDS OF DOLLARS)
  Financial assets:
   Investment in Time Warner securities..........................     $ 3,979,461     $ 3,979,461     $   990,000     $ 2,843,585
   Energy derivatives - non-trading .............................                           2,823
   Foreign currency swaps .......................................                           6,011

Financial liabilities:
   Long-term debt (excluding capital leases) ....................       9,329,715       9,212,871       7,183,320       7,470,785
   Trust securities .............................................         705,272         598,690         342,232         367,649
   Interest rate swaps ..........................................              38              92             109           3,160
   Energy derivatives - non-trading .............................                           1,105                           8,166

      The fair values of cash and cash equivalents, investments in debt and equity security classified as "available-for-sale" and "trading" in accordance with SFAS No. 115 (except for Time Warner securities), and notes payable are estimated to be equivalent to carrying amounts and have been excluded from the above table. The remaining fair values have been determined using quoted market prices of the same or similar securities when available or other estimation techniques.

      The fair value of financial instruments included in the trading operations are marked-to-market at December 31, 1999 and 1998 (see Note 5). Therefore, they are stated at fair value and are excluded from the table.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(16)  EARNINGS PER SHARE

      The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share calculations:


                                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                           -----------------------------------------------------
                                                                               1999                1998                   1997
                                                                           ------------         ----------            ----------
                                                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS calculation:
   Income (loss) before extraordinary item and preferred
     dividends........................................................     $  1,665,731         $ (141,092)           $  421,110
   Less: Preferred dividends..........................................              389                390                   162
                                                                           ------------         ----------            ----------
   Income (loss) attributable to common stockholders before
      extraordinary item..............................................        1,665,342           (141,482)              420,948
   Extraordinary item.................................................         (183,261)
                                                                           ------------         ----------            ----------
   Net income (loss)..................................................     $  1,482,081         $ (141,482)           $  420,948
                                                                           ============         ==========            ==========

   Weighted average shares outstanding................................          285,040            284,095               253,599

Basic EPS:
   Income (loss) before extraordinary item............................     $       5.84         $     (.50)           $     1.66
                                                                           ============         ==========            ==========
   Extraordinary item.................................................     $       (.64)        $                     $
                                                                           ============         ==========            ==========
   Net income (loss)..................................................     $       5.20         $     (.50)           $     1.66
                                                                           ============         ==========            ==========

Diluted EPS calculation:
   Net income (loss)..................................................     $  1,482,081         $ (141,482)           $  420,948
   Plus: Income impact of assumed conversions
   Interest on 6 1/4% convertible trust preferred securities..........               30                                      668
                                                                           ------------         ----------            ----------
   Total Effect.......................................................     $  1,482,111         $ (141,482)           $  421,616
                                                                           ============         ==========            ==========
      Assuming dilution

Weighted average shares outstanding...................................          285,040            284,095               253,599
   Plus: Incremental shares from assumed conversions (1)
   Stock options......................................................              400                                       89
   Restricted stock...................................................              701
   6 1/4% convertible trust preferred securities......................               23                                      510
                                                                           ------------         ----------            ----------
   Weighted average shares assuming dilution..........................          286,164            284,095               254,198
                                                                           ============         ==========            ==========

Diluted EPS:
   Income (loss) before extraordinary item............................     $       5.82         $     (.50)           $     1.66
                                                                           ============         ==========            ==========
   Extraordinary item.................................................     $       (.64)        $                     $
                                                                           ============         ==========            ==========
   Net income (loss)..................................................     $       5.18         $     (.50)           $     1.66
                                                                           ============         ==========            ==========

--------

(1) No assumed conversions were included in the computation of diluted earnings per share for 1998 because additional shares outstanding would result in an anti-dilutive per share amount. The computation of diluted EPS for 1998 excludes 492,000 shares of restricted stock and purchase options for 434,000 shares of common stock which would be anti-dilutive if exercised.

      For the year ended December 31, 1999, the computation of diluted EPS excludes purchase options for 433,915 shares of common stock that have exercise prices (ranging from $28.72 to $32.22 per share) greater than the $27.58 per share average market price for the period.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(17)  UNAUDITED QUARTERLY INFORMATION

      Summarized quarterly financial data is as follows:


                                                                                     YEAR ENDED DECEMBER 31, 1999
                                                                      -----------------------------------------------------------
                                                                         FIRST          SECOND           THIRD          FOURTH
                                                                        QUARTER         QUARTER         QUARTER         QUARTER
                                                                      -----------     -----------     -----------     -----------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues ........................................................     $ 2,642,904     $ 3,657,828     $ 4,947,192     $ 4,054,886
Operating income ................................................         187,665         291,122         494,288         267,439
Extraordinary item, net of tax ..................................                                                         183,261
Net income (loss) attributable to common stockholders ...........        (209,789)         74,664       1,689,990         (72,784)
Basic earnings (loss) per share (2)
   Extraordinary item, net of tax ...............................                                                            (.64)
   Net income (loss) attributable to common stockholders ........            (.74)            .26            5.92            (.26)
Diluted earnings (loss) per share (2)
   Extraordinary item, net of tax ...............................                                                            (.64)
   Net income (loss) attributable to common stockholders ........            (.74)            .26            5.90            (.26)






                                                                                      YEAR ENDED DECEMBER 31, 1998
                                                                      -----------------------------------------------------------
                                                                         FIRST          SECOND           THIRD          FOURTH
                                                                        QUARTER         QUARTER         QUARTER         QUARTER
                                                                      -----------     -----------     -----------     -----------
                                                                              (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
Revenues (1) ....................................................     $ 2,631,322     $ 2,736,626     $ 3,465,487     $ 2,655,029
Operating income (1) ............................................         281,735         454,208         506,994         222,881
Net income (loss) attributable to common stockholders (1) .......         (30,115)         41,484         251,709        (404,560)
Basic and diluted earnings (loss) per share (2) .................            (.11)            .15             .89           (1.42)


----------

(1) Includes retroactive adjustment for change in accounting for energy price risk management and trading activities to mark-to-market accounting for the first, second and third quarters of 1998 (see Note 1(o)).

(2) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

(18)  REPORTABLE SEGMENTS

      The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Financial information for Resources and UNA are included in the segment disclosures only for periods beginning on their respective acquisition dates. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain executive benefit costs have not been allocated to segments. The Company evaluates performance based on operating income excluding certain corporate costs not allocated to the segments. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices.

      The Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, Reliant Energy Europe, Reliant Energy Latin America and Corporate. For description of the financial reporting segments, see Note 1(a). Financial data for business segments, products and services and geographic areas are as follows:

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES


                                                                                          RELIANT
                                 ELECTRIC    NATURAL GAS    INTERSTATE     WHOLESALE      ENERGY
                                OPERATIONS   DISTRIBUTION    PIPELINES      ENERGY        EUROPE
                                ----------   ------------   ----------     ---------     ---------
                                                       (THOUSANDS OF DOLLARS)
As of and for the year ended
December 31, 1999:

Revenues from external
customers ..................   $ 4,483,126   $ 1,895,358   $   121,514   $ 7,688,960   $   152,865
Intersegment revenues ......                       1,202       153,580       260,317
Depreciation and
amortization ...............       666,968       132,424        49,127        25,323        20,737
Operating income ...........       981,006       124,863       113,018        45,308        32,049

Total assets ...............     9,940,685     3,386,596     2,211,842     2,773,070     3,247,290
Equity investments in and
advances to unconsolidated
subsidiaries ...............                                                  78,041

Expenditures for
long-lived assets ..........       572,625       205,545        30,131       529,805       834,300

As of and for the year ended
December 31, 1998:

Revenues from external
customers ..................     4,350,275     1,877,185       126,988     4,289,006
Intersegment revenues ......                       1,167       155,508       167,152
Depreciation and
amortization ...............       663,740       130,658        44,025        18,204

Operating income ...........     1,002,409       144,447       128,328        59,170

Total assets ...............    10,404,447     3,141,762     2,050,636     1,535,007
Equity investments in and
advances to unconsolidated
subsidiaries ...............                                                  42,252

Expenditures for
long-lived assets ..........       433,474       161,735        59,358       363,174

As of and for the year ended
December 31, 1997:

Revenues from external
customers ..................     4,251,243       920,125        49,655     1,288,357

Intersegment revenues ......                         505        58,678        76,301
Depreciation and
amortization ...............       582,040        52,374        19,088         2,633
Operating income ...........       985,484        56,842        31,978           912

Expenditures for
long-lived assets ..........       236,977        61,078        16,304        14,038


                                   RELIANT
                                    ENERGY
                                    LATIN                      RECONCILING
                                   AMERICA        CORPORATE    ELIMINATIONS   CONSOLIDATED
                                   ---------      ---------    -----------    -----------
                                                   (THOUSANDS OF DOLLARS)
As of and for the year ended
December 31, 1999:

Revenues from external
customers ..................     $    79,717    $   881,270                   $15,302,810
Intersegment revenues ......                         73,648    $  (488,747)
Depreciation and
amortization ...............           5,817         10,726                       911,122
Operating income ...........         (23,021)       (32,709)                    1,240,514

Total assets ...............       1,155,500      4,645,403     (1,139,450)    26,220,936
Equity investments in and
advances to unconsolidated
subsidiaries ...............         944,169                                    1,022,210

Expenditures for
long-lived assets ..........          93,296         89,840                     2,355,542

As of and for the year ended
December 31, 1998:

Revenues from external
customers ..................         258,945        586,065                    11,488,464
Intersegment revenues ......                         97,181       (421,008)
Depreciation and
amortization ...............           3,820          9,646                       870,093

Operating income ...........         181,707        (50,243)                    1,465,818

Total assets ...............       1,242,689      1,679,876       (915,895)    19,138,522
Equity investments in and
advances to unconsolidated
subsidiaries ...............       1,009,348                                    1,051,600

Expenditures for
long-lived assets ..........         435,077         28,077                     1,480,895

As of and for the year ended
December 31, 1997:

Revenues from external
customers ..................          92,028        276,817                     6,878,225

Intersegment revenues ......                         34,853       (170,337)
Depreciation and
amortization ...............           3,470          5,769                       665,374
Operating income ...........          19,510        (39,680)                    1,055,046

Expenditures for
long-lived assets ..........         231,528      1,426,323                     1,986,248

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                   YEAR ENDED DECEMBER 31,
                                                         --------------------------------------------
                                                             1999            1998            1997
                                                         ------------    ------------    ------------
                                                                    (THOUSANDS OF DOLLARS)
RECONCILIATION OF OPERATING INCOME TO NET INCOME
   (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Operating income .....................................   $  1,240,514    $  1,465,818    $  1,055,046
Interest income - IRS refund .........................                                         56,269
Time Warner dividend income ..........................         25,770          41,250          41,340
Interest expense .....................................       (511,474)       (509,601)       (395,085)
Unrealized gain on Time Warner investment ............      2,452,406
Unrealized loss on indexed debt securities ...........       (629,523)     (1,176,211)       (121,402)
Distribution on trust securities .....................        (51,220)        (29,201)        (26,230)
Income tax benefit (expense) .........................       (899,117)         30,432        (206,374)
Other income (expense) ...............................         37,986          36,031          17,384
Extraordinary item, net of tax .......................       (183,261)
                                                         ------------    ------------    ------------
Net income (loss) attributable to common stockholders    $  1,482,081    $   (141,482)   $    420,948
                                                         ============    ============    ============

REVENUES BY PRODUCTS AND SERVICES:
Retail power sales ...................................   $  4,483,126    $  4,350,275    $  4,251,243
Retail gas sales .....................................      2,669,393       2,372,086       1,156,618
Wholesale energy and energy related sales ............      7,808,401       4,248,181       1,271,400
Gas transport ........................................        157,530         167,812          66,265
Income from Latin America investments ................         79,717         258,945          92,028
Energy products and services .........................        104,643          91,165          40,671
                                                         ------------    ------------    ------------
Total ................................................   $ 15,302,810    $ 11,488,464    $  6,878,225
                                                         ============    ============    ============

REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREAS:
REVENUES:
US ...................................................   $ 14,953,546    $ 11,229,519    $  6,786,197
Latin America ........................................         79,717         258,945          92,028
Netherlands ..........................................        152,865
Other ................................................        116,682
                                                         ------------    ------------    ------------
Total ................................................   $ 15,302,810    $ 11,488,464    $  6,878,225
                                                         ============    ============    ============

LONG-LIVED ASSETS:
US ...................................................   $ 15,664,491    $ 16,273,392
Latin America ........................................      1,116,928       1,195,849
Netherlands ..........................................      3,186,146
Other ................................................            102             110
                                                         ------------    ------------
Total ................................................   $ 19,967,667    $ 17,469,351
                                                         ============    ============

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(19) SUBSEQUENT EVENTS

(a)  Acquisition of Remaining Shares of UNA.

     On March 1, 2000, the Company purchased the remaining 48% of the shares of UNA for $975 million. Funds for the March 1, 2000 acquisition were obtained, in part, from a Euro 600 million (approximately $596 million) three-year term loan facility established in February 2000. See Note 2 for additional information regarding the acquisition of UNA.

(b)  Sithe Power Generating Assets Acquisition.

     In February 2000, the Company signed a definitive agreement to purchase from Sithe Energies, Inc. non-rate regulated power generating assets and sites located in Pennsylvania, New Jersey and Maryland having a net generating capacity of more than 4,200 megawatts for an aggregate purchase price of $2.1 billion, subject to certain adjustments. The acquisition is expected to close in the second quarter of 2000 and is subject to obtaining certain regulatory approvals and satisfying other closing conditions. The acquisition will be accounted for as a purchase.

(c)  Other Financings.

     In February 2000, a financing subsidiary of the Company borrowed $500 million under a $650 million revolving credit facility that was established in February 2000 and terminates on April 30, 2000. Proceeds were used by the financing subsidiary to purchase Series G Preference Stock of Reliant Energy. The Company used the proceeds from the sale of Preference Stock for general corporate purposes, including the repayment of indebtedness. In addition, in March 2000, the Company borrowed $150 million under a revolving credit facility that was established in February 2000 and terminates on May 31, 2000. The Company used the proceeds from the borrowing for general corporate purposes, including the repayment of indebtedness.

(d)  Treasury Stock Purchases.

     During the period from January 1, 2000 through March 1, 2000, the Company purchased 1,183,800 shares of its common stock for approximately $27 million at an average price of $23.07 per share.

(e)  Natural Gas Distribution and Interstate Pipelines (Unaudited).

     In March 2000, the Company announced that it had retained an investment banking firm to assist it in evaluating strategic alternatives, including divestiture, for (i) two of its natural gas distribution divisions, Reliant Energy Arkla and Reliant Energy Minnegasco, (ii) its Interstate Pipelines' operations and (iii) its natural gas gathering and pipeline services operations.

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy, Incorporated:

     We have audited the accompanying consolidated balance sheets of Reliant Energy, Incorporated and its subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related statements of consolidated income, consolidated comprehensive income, consolidated cash flows and consolidated stockholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the Company's financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy, Incorporated and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2000

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF RELIANT ENERGY RESOURCES CORP. AND ITS CONSOLIDATED SUBSIDIARIES.

     The following narrative and analysis should be read in combination with the consolidated financial statements and notes of Reliant Energy Resources Corp. (Resources Corp.) and its subsidiaries (collectively, Resources) contained in
Item 8 of the Form 10-K of Resources Corp. Prior to February 1999, Resources Corp. conducted business under the name "NorAm Energy Corp."

                         RELIANT ENERGY RESOURCES CORP.

     In August 1997, the former parent corporation (Former Parent) of Reliant Energy, Incorporated (Reliant Energy) merged with and into Reliant Energy, and NorAm Energy Corp. (Former Resources) merged with and into Resources Corp. Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former Parent was converted into one share of common stock (including associated preference stock purchase rights) of Reliant Energy, and each outstanding share of common stock of Former Resources was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of Reliant Energy. The aggregate consideration paid to Former Resources stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of Reliant Energy's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former Resources' common stock and common stock equivalents and $1.6 billion of Former Resources debt.

     The Merger was recorded under the purchase method of accounting with assets and liabilities of Former Resources reflected at their estimated fair values, resulting in a "new basis" of accounting. In Resources' Consolidated Financial Statements, periods which reflect the new basis of accounting are labeled as "Current Resources" and periods which do not reflect the new basis of accounting are labeled as "Former Resources."

     Because Resources Corp. is a wholly owned subsidiary of Reliant Energy, Resources' determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Reliant Energy has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, Reliant Energy Europe, Reliant Energy Latin America and Corporate. Of these segments, the following operations are conducted by Resources:

     o    Natural Gas Distribution

     o    Interstate Pipelines

     o Wholesale Energy (which includes wholesale energy trading, marketing and risk management services in North America and domestic natural gas gathering operations of the Wholesale Energy segment but excludes the operations of Reliant Energy Power Generation, Inc., a wholly owned subsidiary of Reliant Energy)

     o Reliant Energy Europe (which includes the energy trading and marketing operations initiated in the fourth quarter of 1999 in the Netherlands and other countries in Europe but excludes N.V. UNA, a Dutch power company), and

     o    Certain Corporate operations

     In March 2000, Reliant Energy announced that it had retained an investment banking firm to assist it in evaluating strategic alternatives, including divesture, for (i) two of its natural gas distribution divisions, Reliant Energy Arkla and Reliant Energy Minnegasco, (ii) its Interstate Pipelines operations and (iii) its natural gas gathering and pipeline services operations, including divestiture.

     Resources Corp. meets the conditions specified in General Instruction I(1)(a) and (b) to Form 10-K and is thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, Resources Corp. has omitted from this Combined Form 10-K the information called for by Item 4 (submission of matters to a vote of security holders), Item 10 (directors and executive officers), Item 11 (executive compensation), Item 12 (security ownership of certain beneficial owners and management) and Item 13 (certain relationships and related party transactions) of Form 10-K. In lieu of the information called for by Item 6 (selected financial data) and Item 7 (management's discussion and analysis of financial condition and results of operations) of Form 10-K, Resources Corp. has included the following Management's Narrative Analysis of the Results of Operations to explain material changes in the amount of revenue and expense items of Resources between 1999, 1998 and 1997. Reference is hereby made to Item 1 (business), Item 2 (properties), Item 3 (legal proceedings), Item 5 (market for common equity and related stockholder matters), Item 7A (quantitative and qualitative disclosures about market risk) and Item 9 (changes in and disagreements with accountants on accounting and financial disclosure) of this Combined Form 10-K for additional information regarding Resources required by the reduced disclosure format of General Instruction I to Form 10-K.

                       CONSOLIDATED RESULTS OF OPERATIONS

     Seasonality and Other Factors. Resources' results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. Resources' results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by Resources, competition in Resources' various business operations, debt service costs and income tax expense. For a discussion of certain other factors that may affect Resources' future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company -- Competition -- Other Operations" and "-- Environmental Expenditures -- Mercury Contamination" in Item 7 of Reliant Energy's 1999 Form 10-K.

     Accounting Impact of the Merger. The Merger created a new basis of accounting for Resources, resulting in new carrying values for certain of Resources' assets, liabilities and equity commencing upon the acquisition date. Resources' financial statements for periods subsequent to the acquisition date are not comparable to prior periods because of the following purchase accounting adjustments:

     o    The impact of the amortization of newly-recognized goodwill

     o    The amortization of the revaluation of long-term debt

     o The removal of the amortization previously associated with the pension and postretirement obligations, and

     o    The deferred income tax expense associated with these adjustments

     The total effect of these purchase accounting adjustments for the twelve months ended December 31, 1999 and 1998 and the five months ended December 31, 1997, was a decrease to net income of $34 million, $26 million and $9 million, respectively. Interest expense and related debt incurred by Reliant Energy to fund the cash portion of the purchase consideration has not been "pushed down" to Resources.

     Because results of operations and other financial information for periods before and after the acquisition date are not comparable, Resources is presenting certain financial data on: (i) an actual basis for Resources for 1999, 1998 and 1997 and (ii) an unaudited pro forma basis for 1997 as if the Merger had taken place at the beginning of 1997. These results do not necessarily reflect the results which would have been obtained if the Merger had actually occurred on January 1, 1997 or the results that may be expected in the future.

     The following table sets forth selected financial and operating data on an actual and unaudited pro forma basis for the years ended December 31, 1999, 1998 and 1997, followed by a discussion of significant variances in period-to-period results:

                           SELECTED FINANCIAL RESULTS

                                                           ACTUAL                                 PRO FORMA (1)
                                   ----------------------------------------------------------------------------
                                       YEAR            YEAR         FIVE MONTHS   SEVEN MONTHS         YEAR
                                      ENDED           ENDED           ENDED           ENDED           ENDED
                                   DECEMBER 31,    DECEMBER 31,    DECEMBER 31,      JULY 31,      DECEMBER 31,
                                       1999            1998            1997            1997            1997
                                   ------------    ------------    ------------    ------------    ------------
                                                                   (THOUSANDS OF DOLLARS)
Operating Revenues .............   $ 10,543,545    $  6,758,412    $  2,526,182    $  3,313,591    $  5,839,773
Operating Expenses .............     10,245,862       6,448,107       2,434,282       3,141,295       5,597,716
Operating Income Before Merger
  Transaction Costs ............        297,683         310,305          91,900         172,296         242,057
Merger Transaction Costs (2) ...                                          1,144          17,256

Operating Income ...............        297,683         310,305          90,756         155,040         242,057

Interest Expense, net ..........        119,492         111,337          47,490          78,660         112,996

Distributions on Trust Preferred
  Securities ...................            357             632             279           6,317           1,479

Other (Income), net ............        (11,138)         (7,318)         (2,243)         (7,210)         (9,453)

Income Tax Expense .............         88,771         111,830          24,383          31,398          71,093
Extraordinary (Gain) ...........             --              --              --            (237)
                                   ------------    ------------    ------------    ------------    ------------
  Net Income ...................   $    100,201    $     93,824    $     20,847    $     46,112    $     65,942
                                   ============    ============    ============    ============    ============

------------
(1) Unaudited pro forma results reflect purchase adjustments as if the Merger had occurred on January 1, 1997.
(2) For expenses associated with the completion of the Merger, see Note 1(l) to Resources' Consolidated Financial Statements.

     1999 (Actual) Compared to 1998 (Actual). Resources' net income for 1999 was $100 million compared to net income of $94 million in 1998. The $6 million increase was primarily due to a significant increase in operating income of Wholesale Energy's trading and marketing operations and a decrease in the effective tax rate, partially offset by decreased earnings in the Natural Gas Distribution and Interstate Pipelines segments and increased general insurance liability expense. Although results of Wholesale Energy's trading and marketing operations significantly improved, it continues to incur higher operating expenses relating to staffing and personnel to support its increased sales and marketing efforts.

     Operating income decreased in 1999 by $13 million, or 4%, from 1998. The decline was primarily due to increased operating expenses, in particular employee benefit expenses, at the Natural Gas Distribution and Interstate Pipelines segments and increased general liability insurance expense. The decline was partially offset by increased operating income of Wholesale Energy's trading and marketing operations.

     Resources' operating revenues for 1999 were $10.5 billion compared to $6.8 billion for 1998. The $3.8 billion increase, or 56%, was primarily due to increased wholesale trading and marketing revenues from increased trading volumes for power, natural gas and oil, as well as higher sale prices for these commodities.

     Resources' operating expenses for 1999 were $10.2 billion compared to $6.4 billion in 1998. The $3.8 billion, or 59%, increase was primarily attributable to an increase in volumes and cost of purchased power, natural gas and oil, as discussed above. In addition, operating expenses also increased due to increased employee benefit expenses for the Natural Gas Distribution and Interstate Pipelines segments, increased operating expenses to support increased sales and marketing of the Wholesale Energy trading and marketing operations (as discussed above) and increased general insurance liability expense.

     Resources' effective tax rate in 1999 was 47% compared to 54% in 1998. This decrease was primarily due to a decrease in state income taxes resulting from lower state taxable income in 1999 as compared to 1998.

1998 (Actual) Compared to 1997 (Actual). Resources' consolidated net income for 1998 was $94 million compared to consolidated net income of $67 million in 1997. The $27 million, or 40%, increase in net income for 1998 as compared to 1997 was due to increased operating income from several business segments as discussed below, partially offset by a decrease in operating income from the Natural Gas Distribution segment due to the effects of warm weather. Also contributing to the increase in net income was a reduction in interest expense due to the refinancing of debt and reduced interest expense due to debt fair value revaluation at the time of the Merger.

     Operating income increased in 1998 by $65 million, or 26%, over 1997 due to improved operating results at Interstate Pipelines, Corporate retail operations and Wholesale Energy, partially offset by the unfavorable effects of warm weather on the operations of Natural Gas Distribution. Operating income for 1997 included approximately $18 million of merger-related costs that did not recur in 1998. Improved results at Interstate Pipelines were due to continued cost control initiatives and reduced benefits expenses, as well as the effects of a rate case settlement and a dispute settlement which contributed to the increase in operating income. In addition, margins at Wholesale Energy improved over margins in 1997; however, this effect was partially offset by increased staffing expenses to support increased sales and marketing efforts and an increase in credit reserves. Improved results at Wholesale Energy were also due to the fact that operating income in 1997 for Wholesale Energy was negatively impacted by hedging losses associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million.

     Resources' operating revenues for 1998 were $6.8 billion as compared to $5.8 billion in 1997. The $918 million, or 16%, increase was primarily attributable to a $1.4 billion increase in wholesale trading revenue. Wholesale trading revenue increased due to increased power and natural gas trading volumes. The increase in trading revenues was offset by reduced revenues at Resources' Natural Gas Distribution unit of $383 million, principally due to warmer weather.

     Resources' operating expenses for 1998 were $6.4 billion compared to $5.6 billion in 1997. The $854 million increase, or 15%, was primarily due to increased natural gas and purchased power expenses associated with increased wholesale trading activities. The increase in operating expenses was offset by decreased natural gas purchases at the Natural Gas Distribution segment because of lower volumes resulting from the warmer weather.

     Resources' effective tax rate was 54% in 1998 compared to 46% in 1997. This increase is primarily due to increased state income taxes and non-deductible goodwill amortization. State income taxes increased as a result of higher combined state taxable income in 1998 as compared to 1997.

     1998 (Actual) Compared to 1997 (Pro Forma). Resources' consolidated net income for 1998 was $94 million compared to pro forma net income of $66 million in 1997. The $28 million increase, or 42%, in earnings for 1998 as compared to pro forma 1997 earnings was due to increased operating income from several business segments, as discussed below, partially offset by a decrease in operating income from the Natural Gas Distribution segment due to the effects of warmer weather.

     Operating income increased in 1998 by $68 million, or 28%, over pro forma 1997 due to improved operating results at Interstate Pipelines, Corporate retail operations and Wholesale Energy, partially offset by the unfavorable effects of warm weather on the operations of Natural Gas Distribution. Improved results at Interstate Pipelines were due to continued cost control initiatives and reduced benefits expenses, as well as the effects of a rate case settlement and a dispute settlement which contributed to the increase in operating income. In addition, margins at Wholesale Energy improved over margins in 1997; however, this effect was partially offset by increased staffing expenses to support increased sales and marketing efforts and an increase in credit reserves at Wholesale Energy. Operating income in 1997 for Wholesale Energy was negatively impacted by hedging losses associated with sales under peaking contracts and losses from the sale of natural gas held in storage and unhedged in the first quarter of 1997 totaling $17 million.

     Resources operating revenues for 1998 were $6.8 billion compared to pro forma operating revenues of $5.8 billion in 1997. Resources operating expenses for 1998 were $6.4 billion compared to pro forma operating expense of $5.6 billion in 1997. These increases are due to the same factors discussed above in the comparison of 1998 and 1997 actual results.

IMPACT OF YEAR 2000 ISSUES

     Resources' total direct cost of resolving the Year 2000 issues was approximately $6 million. For additional information regarding Year 2000 issues, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company -- Impact of the Year 2000 Issue and Other System Implementation Issues" in Item 7 of Reliant Energy's 1999 Form 10-K.

                              NEW ACCOUNTING ISSUES

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- New Accounting Issues" in
Item 7 of Reliant Energy's 1999 Form 10-K, for discussion of certain new accounting issues that affect Resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     For information regarding Resources' exposure to interest rate, equity market, foreign currency and commodity price risk, see "Quantitative and Qualitative Disclosures About Market Risk--Interest Rate Risk," "--Equity Market Risk," "--Foreign Currency Exchange Rate Risk," and "--Energy Commodity Price Risk" in Item 7A of Reliant Energy's Report on Form 10-K, which information, to the extent it relates to Resources, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF RESOURCES.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                           CURRENT RESOURCES                       FORMER RESOURCES
                                                        --------------------------------------------------------------------------
                                                          TWELVE MONTHS     TWELVE MONTHS       FIVE MONTHS         SEVEN MONTHS
                                                              ENDED             ENDED              ENDED                ENDED
                                                        DECEMBER 31, 1999  DECEMBER 31, 1998  DECEMBER 31, 1997     JULY 31, 1997
                                                        ----------------- ------------------  -----------------    ----------------
REVENUES ..............................................      $ 10,543,545       $  6,758,412       $  2,526,182       $  3,313,591

EXPENSES:
   Natural gas and purchased power ....................         9,307,445          5,603,973          2,063,986          2,623,670
   Operation and maintenance ..........................           636,549            539,985            241,823            359,582
   Depreciation and amortization ......................           198,676            191,891             78,087             84,901
   Taxes other than income taxes ......................           103,192            112,258             50,386             73,142
   Merger transaction costs ...........................                                                   1,144             17,256
                                                             ------------       ------------       ------------       ------------
                                                               10,245,862          6,448,107          2,435,426          3,158,551
                                                             ------------       ------------       ------------       ------------
OPERATING INCOME ......................................           297,683            310,305             90,756            155,040
                                                             ------------       ------------       ------------       ------------
OTHER INCOME (EXPENSE):
   Interest expense, net ..............................          (119,492)          (111,337)           (47,490)           (78,660)
   Distribution on trust preferred securities .........              (357)              (632)              (279)            (6,317)
   Other, net .........................................            11,138              7,318              2,243              7,210
                                                             ------------       ------------       ------------       ------------
                                                                 (108,711)          (104,651)           (45,526)           (77,767)
                                                             ------------       ------------       ------------       ------------
INCOME BEFORE INCOME TAXES AND
   EXTRAORDINARY ITEM .................................           188,972            205,654             45,230             77,273
Income Tax Expense ....................................            88,771            111,830             24,383             31,398
                                                             ------------       ------------       ------------       ------------

INCOME BEFORE EXTRAORDINARY ITEM ......................           100,201             93,824             20,847             45,875
Extraordinary Gain on Early Retirement of
   Debt, net of income taxes of $128 ..................                                                                        237
                                                             ------------       ------------       ------------       ------------

NET INCOME ............................................      $    100,201       $     93,824       $     20,847       $     46,112
                                                             ============       ============       ============       ============

            See Notes to Resources' Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

    STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)


                                                       COMMON STOCK (1)                           RETAINED
                                                 ---------------------------      PAID IN         EARNINGS
                                                    SHARES         AMOUNT         CAPITAL         (DEFICIT)
                                                 ------------    -----------    ------------    ------------
FORMER RESOURCES:
Stockholders' Equity at December 31, 1996 ...    137,908,173     $    86,193    $  1,001,053    $   (286,703)
Net Income ..................................                                                         46,112
Cash Dividends:
  Common stock - $0.14 per share ............                                                        (19,281)
Change in Market Value of Marketable
  Equity Securities, net tax of ($3,329) ....
Conversion of Trust Preferred Securities ....     11,428,262           7,143         131,425
Other Issuances .............................        347,527             216           5,796
Comprehensive Income ........................
                                                 ------------    -----------    ------------    ------------
Balance at July 31, 1997 ....................    149,683,962          93,552       1,138,274        (259,872)
                                                 ------------    -----------    ------------    ------------
CURRENT RESOURCES (POST MERGER):
Adjustments due to Merger:
  Eliminate Former Resources Balances .......   (149,683,962)        (93,552)     (1,138,274)        259,872
Capital Contribution from Parent ............          1,000               1       2,463,831
Net Income ..................................                                                         20,847
Change in Market Value of Marketable
  Equity Securities, net of tax of $3,193 ...
Comprehensive Income ........................
                                                 ------------    -----------    ------------    ------------
Balance at December 31, 1997 ................          1,000               1       2,463,831          20,847
                                                 ------------    -----------    ------------    ------------
Net Income ..................................                                                         93,824
Change in Market Value of Marketable
  Equity Securities, net of tax of $5,877 ...
Comprehensive Income ........................
                                                 ------------    -----------    ------------    ------------
Balance at December 31, 1998 ................          1,000               1       2,463,831         114,671
                                                 ------------    -----------    ------------    ------------
Net Income ..................................                                                        100,201
Foreign currency translation adjustments,
  net of tax of ($16) .......................
Change in Market Value of Marketable
  Equity Securities, net of tax of $373 .....
Comprehensive Income ........................
                                                 ------------    -----------    ------------    ------------
Balance at December 31, 1999 ................          1,000    $          1    $  2,463,831    $    214,872
                                                 ============   ============    ============    ============

                                                   ACCUMULATED
                                                      OTHER         TOTAL          TOTAL
                                                     COMPRE-        STOCK-        COMPRE-
                                                     HENSIVE       HOLDER'S       HENSIVE
                                                     INCOME         EQUITY        INCOME
                                                 ------------    -----------    ------------
FORMER RESOURCES:
Stockholders' Equity at December 31, 1996 ...   $          5    $    800,548
Net Income ..................................                         46,112    $     46,112
Cash Dividends:
  Common stock - $0.14 per share ............                        (19,281)
Change in Market Value of Marketable
  Equity Securities, net tax of ($3,329) ....          5,874           5,874           5,874
Conversion of Trust Preferred Securities ....                        138,568
Other Issuances .............................                          6,012    ------------
Comprehensive Income ........................                                         51,986
                                                 ------------    -----------    ============
Balance at July 31, 1997 ....................          5,879         977,833
                                                 ------------    -----------
CURRENT RESOURCES (POST MERGER):
Adjustments due to Merger:
  Eliminate Former Resources Balances .......         (5,879)       (977,833)
Capital Contribution from Parent ............                      2,463,832
Net Income ..................................                         20,847          20,847
Change in Market Value of Marketable
  Equity Securities, net of tax of $3,193 ...         (5,634)         (5,634)         (5,634)
Comprehensive Income ........................                                   ------------
                                                                                      15,213
                                                  ------------    -----------   ============
Balance at December 31, 1997 ................         (5,634)      2,479,045
                                                 ------------    -----------

Net Income ..................................                         93,824          93,824
Change in Market Value of Marketable
  Equity Securities, net of tax of $5,877 ...         (10,370)       (10,370)        (10,370)
                                                                                 -----------
Comprehensive Income ........................                                         83,454
                                                  ------------    -----------   ============
Balance at December 31, 1998 ................         (16,004)     2,562,499
                                                  ------------    -----------
  Net Income ................................                        100,201         100,201
Foreign currency translation adjustments,
  net of tax of ($16) .......................             30              30              30
Change in Market Value of Marketable
  Equity Securities, net of tax of $373 .....         (1,224)         (1,224)         (1,224)
                                                                                ------------
Comprehensive Income ........................                                   $     99,007
                                                 ------------    -----------    ============
Balance at December 31, 1999 ................   $    (17,198)   $  2,661,506
                                                 ============    ===========

------------
(1) $0.625 par, authorized 250,000,000 shares. On the acquisition date, Resources' pre-merger common stock was canceled and replaced with 1,000 shares of common stock (all of which are owned by Reliant Energy); see Note 1(b).

            See Notes to Resources' Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                            DECEMBER 31,    DECEMBER 31,
                                                                               1999            1998
                                                                            ----------      ----------
ASSETS
   CURRENT ASSETS:
     Cash and cash equivalents .......................................      $   81,347      $   26,576
     Accounts and notes receivable, principally customer .............         980,560         682,552
     Unbilled revenue ................................................         150,961         145,131
     Accounts and notes receivable - affiliated companies, net .......                         145,191
     Materials and supplies, at average cost .........................          35,121          33,947
     Fuel, gas and petroleum products ................................          80,135         161,085
     Price risk management assets ....................................         435,336         265,203
     Prepayments and other current assets ............................          46,666          39,234
                                                                            ----------      ----------
       Total current assets ..........................................       1,810,126       1,498,919
                                                                            ----------      ----------
   PROPERTY, PLANT AND EQUIPMENT - NET ...............................       2,973,882       2,815,028
                                                                            ----------      ----------

   OTHER ASSETS:
     Goodwill, net ...................................................       1,983,004       2,050,386
     Prepaid pension asset ...........................................         110,626         102,034
     Price risk management assets ....................................         148,722          21,414
     Deferred debits .................................................         186,437         119,754
                                                                            ----------      ----------
       Total other assets ............................................       2,428,789       2,293,588
                                                                            ----------      ----------
   TOTAL ASSETS ......................................................      $7,212,797      $6,607,535
                                                                            ==========      ==========
LIABILITIES AND STOCKHOLDER'S EQUITY
   CURRENT LIABILITIES:
     Current portion of long-term debt ...............................      $  223,451      $  203,438
     Short-term borrowings ...........................................         534,584         300,000
     Accounts payable, principally trade .............................         776,546         574,276
     Accounts and notes payable - affiliated companies, net ..........          95,601
     Taxes accrued ...................................................          48,266          55,415
     Interest accrued ................................................          27,965          36,197
     Customer deposits ...............................................          33,255          36,985
     Price risk management liabilities ...............................         424,324         227,652
     Other ...........................................................         119,111         172,616
                                                                            ----------      ----------
       Total current liabilities...............                              2,283,103       1,606,579
                                                                            ----------      ----------

   DEFERRED CREDITS:
     Accumulated deferred income taxes ...............................         532,725         497,762
     Price risk management liabilities ...............................         117,437          40,532
     Payable under capacity lease agreement ..........................          41,000          41,000
     Benefit obligations .............................................         161,144         158,762
     Other ...........................................................         194,284         185,955
                                                                            ----------      ----------
       Total deferred credits ........................................       1,046,590         924,011
                                                                            ----------      ----------
   LONG-TERM DEBT ....................................................       1,220,631       1,513,289
                                                                            ----------      ----------
   COMMITMENTS AND CONTINGENCIES (NOTE 8)

   RESOURCES OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
     SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
     DEBENTURES OF RESOURCES .........................................             967           1,157
                                                                            ----------      ----------
   STOCKHOLDER'S EQUITY ..............................................       2,661,506       2,562,499
                                                                            ----------      ----------
           Total Liabilities and Stockholder's Equity ................      $7,212,797      $6,607,535
                                                                            ==========      ==========

            See Notes to Resources' Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                         CURRENT RESOURCES                 FORMER RESOURCES
                                                             --------------------------------------------------------------
                                                             TWELVE MONTHS   TWELVE MONTHS  FIVE MONTHS         SEVEN
                                                                 ENDED          ENDED          ENDED            MONTHS
                                                              DECEMBER 31,   DECEMBER 31,   DECEMBER 31,        ENDED
                                                                  1999           1998           1997        JULY 31, 1997
                                                             -------------   -------------  ------------    ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................   $   100,201    $    93,824    $    20,847      $    46,112
   Adjustments to reconcile net income to net cash provided
      by (used in) operating activities:
      Depreciation and amortization .......................       198,676        191,891         78,087           84,901
      Deferred income taxes ...............................        58,055         31,810         36,770           14,589
      Extraordinary gain ..................................                                                         (237)
      Changes in other assets and liabilities:
        Accounts and notes receivable-net .................      (303,838)       141,565       (351,179)         313,586
        Accounts receivable/payable, affiliates ...........        (1,343)        45,670        (10,106)
        Inventories .......................................        79,776       (102,125)        (2,250)           9,980
        Other current assets ..............................       (16,020)         9,422          7,357           (8,843)
        Accounts payable ..................................       202,270       (115,010)       125,971         (224,590)
        Interest and taxes accrued ........................        (9,206)        13,454        (13,402)         (19,996)
        Other current liabilities .........................       (41,463)       (12,531)        42,284          (22,633)
        Net price risk management assets ..................       (23,864)       (18,433)
        Restricted deposits ...............................       (55,667)        42,630        (11,096)           3,396
        Other-net .........................................       (52,512)       (36,208)        24,373            3,007
                                                              -----------    -----------    -----------      -----------
           Net cash provided by (used in) operating
             activities ...................................       135,065        285,959        (52,344)         199,272
                                                              -----------    -----------    -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of Former Resources, net of cash acquired .....                                  (1,422,672)
   Capital expenditures ...................................      (288,760)      (253,972)       (93,414)         (88,638)
   Other, net .............................................       (12,770)         8,068         (1,079)          (6,424)
                                                              -----------    -----------    -----------      -----------
           Net cash used in investing activities ..........      (301,530)      (245,904)    (1,517,165)         (95,062)
                                                              -----------    -----------    -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash portion of capital contribution from
      Reliant Energy ......................................                                   1,426,067
   Payments of long-term debt .............................      (255,293)      (249,253)      (175,312)        (230,667)
   Proceeds from long-term debt ...........................                      812,849                         150,000
   Increase (decrease) in short-term borrowings - net .....       234,584       (390,000)       341,500           (1,500)
   Increase (decrease) in notes with affiliates - net .....       242,135       (202,800)        22,100
   Common and preferred stock dividends ...................                                                      (19,281)
   Other, net .............................................          (190)       (19,957)        (9,164)         (27,348)
                                                              -----------    -----------    -----------      -----------
   Net cash provided by (used in) financing activities ....       221,236        (49,161)     1,605,191         (128,796)
                                                              -----------    -----------    -----------      -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......        54,771         (9,106)        35,682          (24,586)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ......        26,576         35,682                          27,981
                                                              -----------    -----------    -----------      -----------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ............   $    81,347    $    26,576    $    35,682      $     3,395
                                                              ===========    ===========    ===========      ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) ..................   $   142,399    $   111,217    $    55,672      $    67,100
   Income taxes ...........................................        45,540         46,522            714           20,900

            See Notes to Resources' Consolidated Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  Nature of Operations.

     Reliant Energy Resources Corp. (Resources Corp.), formerly NorAm Energy Corp., together with its subsidiaries (collectively, Resources) distributes natural gas, transports natural gas through its interstate pipelines and provides energy services including gathering, storage and wholesale energy marketing, trading and risk management services. Resources Corp. is a Delaware corporation and a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy).

     Resources' natural gas distribution operations (Natural Gas Distribution) are conducted by three unincorporated divisions: Reliant Energy Entex, Reliant Energy Minnegasco and Reliant Energy Arkla. Resources' interstate pipeline operations (Interstate Pipelines) are conducted by two wholly owned subsidiaries, Reliant Energy Gas Transmission Company (REGT) and Mississippi River Transmission Corporation (MRT). Resources' wholesale energy marketing, trading and risk management activities in North America are conducted primarily by Reliant Energy Services, Inc. (Reliant Energy Services) and gas gathering activities are conducted by Reliant Energy Field Services, Inc. (Reliant Energy Field Services). Resources' European energy trading and marketing activities are conducted by Reliant Energy Trading & Marketing B.V., a wholly owned subsidiary. Resources' retail marketing activities are conducted by Reliant Energy Retail, Inc. (Reliant Energy Retail). Resources' principal operations are located in Arkansas, Louisiana, Minnesota, Mississippi, Missouri, Oklahoma and Texas.

(b)  Merger with Reliant Energy, Incorporated.

     In August 1997, the former parent corporation (Former Parent) of Reliant Energy, merged with and into Reliant Energy, and NorAm Energy Corp. (Former Resources) merged with and into Resources Corp. Effective upon the mergers (collectively, the Merger), each outstanding share of common stock of Former Parent was converted into one share of common stock (including associated preference stock purchase rights) of Reliant Energy, and each outstanding share of common stock of Former Resources was converted into the right to receive $16.3051 cash or 0.74963 shares of common stock of Reliant Energy. The aggregate consideration paid to Former Resources stockholders in connection with the Merger consisted of $1.4 billion in cash and 47.8 million shares of Reliant Energy's common stock valued at approximately $1.0 billion. The overall transaction was valued at $4.0 billion consisting of $2.4 billion for Former Resources' common stock and common stock equivalents and $1.6 billion of Former Resources debt.

         The Merger was recorded under the purchase method of accounting with assets and liabilities of Former Resources reflected at their estimated fair values, resulting in a "new basis" of accounting. The periods which reflect the new basis of accounting are labeled as "Current Resources" and periods which do not reflect the new basis of accounting are labeled "Former Resources." Former Resources' Statement of Consolidated Income for the seven months ended July 31, 1997 included certain adjustments from August 1, 1997 to the acquisition date for pre-merger transactions.

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

     If the Merger had occurred on January 1, 1997, Resources' unaudited pro forma net income for 1997 would have been $66 million. Pro forma results, which are based on assumptions deemed appropriate by Resources' management, have been prepared for informational purposes only and are not necessarily indicative of the results which would have resulted had the Merger actually taken place on January 1, 1997.

(c)  Regulatory Assets and Regulation.

         Resources applies the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) to the accounts of its Natural Gas Distribution operations and to MRT. Resources' Natural Gas Distribution operations are subject to regulation at the state or municipal level and the Interstate Pipelines operations of MRT are subject to regulation by the Federal Energy Regulatory Commission. As of December 31, 1999 and 1998, Resources had recorded as deferred debits and other deferred credits approximately $4 million and $12 million, respectively, of net regulatory assets.

     If, as a result of changes in regulation or competition, Resources' ability to recover these assets and liabilities would not be assured, then pursuant to SFAS No. 101, "Regulated Enterprises Accounting for the Discontinuation of Application of SFAS No. 71" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," Resources would be required to write off or write down such regulatory assets and liabilities.

(d)  Principles of Consolidation.

     Resources' Consolidated Financial Statements include the accounts of Resources Corp. and its wholly owned subsidiaries. All significant intercompany transactions and balances are eliminated in consolidation.


(e)  Property, Plant and Equipment and Goodwill .


     Property, plant and equipment includes the following:

                                                        DECEMBER 31,
                                             -------------------------------
                                                 1999               1998
                                             -------------     -------------
                                                 (THOUSANDS OF DOLLARS)
PROPERTY, PLANT AND EQUIPMENT:
Natural gas ............................     $   1,941,668     $   1,686,159
Interstate pipelines ...................         1,330,969         1,302,829
Other ..................................            25,841            13,976
                                             -------------     -------------
    Total ..............................         3,298,478         3,002,964
Less accumulated depreciation ..........           324,596           187,936
                                             -------------     -------------
Property, plant and equipment - net ....     $   2,973,882     $   2,815,028
                                             =============     =============

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Property, plant and equipment have been revalued to estimated fair market value as of the Merger date in accordance with the purchase method of accounting, and depreciated or amortized on a straight-line basis over their estimated useful lives. Repair and maintenance costs are expensed. The cost of utility plant and equipment retirements is charged to accumulated depreciation.

     Goodwill is being amortized on a straight-line basis over 40 years. Resources had $128 million and $75 million accumulated goodwill amortization at December 31, 1999 and 1998, respectively. Resources will periodically compare the carrying value of its goodwill to the anticipated undiscounted future net cash flows from the businesses whose acquisition gave rise to the goodwill and as of yet no impairment is indicated or expected.

(f)  Depreciation and Amortization Expense.

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated method. The range of plant and equipment depreciable lives for natural gas, interstate pipelines and other property is 5 to 50 years, 5 to 75 years and 3 to 20 years, respectively. Depreciation expense for 1999 was $143 million compared to $137 million for 1998 and $132 million for 1997 of which $56 million relates to the five months ended December 31, 1997. Approximately $53 million and $54 million of goodwill was amortized during 1999 and 1998, respectively. Approximately $30 million of goodwill was amortized during 1997 of which $22 million represents amortization related to the Merger and was incurred during the period from the acquisition date through December 31, 1997. Other amortization expense was $3 million, $1 million and $1 million in 1999, 1998 and 1997, respectively.

(g)  Fuel, Gas and Petroleum Products.

     Gas inventory (primarily using the average cost method) was $78.5 million and $79.9 million at December 31, 1999 and 1998, respectively, and is valued at the lower of cost or market. Fuel stock and petroleum products, principally heating oil, were $1.6 million and $81.2 million at December 31, 1999 and 1998, respectively, and are used in the trading operations and are marked-to-market in connection with the price risk management activities as discussed in Note 2.

(h)  Revenues.

     Resources records natural gas sales under the accrual method, whereby unbilled natural gas sales are estimated and recorded each month. Interstate Pipelines records revenues as transportation services are provided. In 1998, Resources adopted mark-to-market accounting for its energy price risk management and trading activities (see Notes 1(q) and 2).

(i)  Statements of Consolidated Cash Flows.

     For purposes of reporting cash flows, cash equivalents are considered to be short-term, highly liquid investments readily convertible to cash.

(j)  Income Taxes.

     Reliant Energy files a consolidated federal income tax return in which Resources is included as of the acquisition date. The Company follows a policy of comprehensive interperiod income tax allocation. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. For additional information regarding income taxes, see Note 7.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(k)  Investments in Marketable Equity Securities.

     The Company holds certain equity securities classified as "available-for-sale" and, in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," reports such investments at estimated fair value on Resources' Consolidated Balance Sheets as deferred debits and any unrealized gain or loss, net of tax, as a separate component of stockholder's equity and other comprehensive income. At December 31, 1999 and 1998, the accumulated unrealized loss, net of tax, relating to these equity securities was approximately $17.2 million and $16.0 million, respectively.

(l)  Merger Transaction Costs.

     "Merger transaction costs" include expenses associated with completion of the Merger, principally consisting of investment banking and legal fees.

(m)  Allowance for Doubtful Accounts.

     Accounts and notes receivable, principally customer, as presented on Resources' Consolidated Balance Sheets are net of an allowance for doubtful accounts of $21.3 million and $17.6 million at December 31, 1999 and 1998, respectively.

(n)  Related Party Transactions.

     Reliant Energy has established a "money fund" through which Resources can borrow or invest on a short-term basis. Net investments of Resources, included in accounts and notes receivable-affiliated companies, totaled $181 million at December 31, 1998. Interest income on such investments was $6.1 million and $5.1 million for the year ended December 31, 1999 and 1998, respectively. Net borrowings of Resources, included in accounts and notes payables-affiliated companies, totaled $62 million at December 31, 1999. Interest expense on such borrowings was $0.1 million and $0.2 million for the years ended December 31, 1999 and 1998, respectively. Interest income and expense on such investments and borrowing for 1997 were not material.

     Reliant Energy Services supplies natural gas to, purchases electricity for resale from, and provides marketing and risk management services to unregulated power plants in deregulated markets, acquired or operated by Reliant Energy Power Generation, Inc., a wholly owned subsidiary of Reliant Energy, or its subsidiaries. During 1999 and 1998, the sales and services to Reliant Energy and its affiliates totaled $197 million and $96 million, respectively. Purchases of electricity from Reliant Energy and its affiliates were $116 million and $29 million in 1999 and 1998, respectively. Sales and purchases to/from Reliant Energy and its affiliates were not material in 1997.

     Reliant Energy provides certain corporate services to Resources which are allocated to Resources or direct billed to Resources, including management support, financial and tax accounting, information system support, treasury support, legal services, regulatory support and other general services. During 1999, 1998 and 1997, the allocated and direct billed corporate services totaled $34 million, $29 million and $19 million, respectively.

     As of December 31, 1999 and 1998, net accounts payable to Reliant Energy and its subsidiaries, which are not owned by Resources, was $34 million and $36 million, respectively.

     Certain subsidiaries of Resources Corp. have entered into office rental agreements with Reliant Energy. In 1999 and 1998, Resources paid $1.7 million and $0.9 million of rent expense to Reliant Energy for each respective year.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(o)  Foreign Currency Adjustments.

     Assets and liabilities of Resources Corp.'s foreign subsidiaries where the local currency is the functional currency have been translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses, gains, and losses have been translated using the weighted average exchange rate for each month prevailing during the periods reported. Cumulative adjustments resulting from translation have been recorded in stockholder's equity and other comprehensive income.

(p)  Reclassifications and Use of Estimates.

     Certain amounts from the previous years have been reclassified to conform to the 1999 presentation of financial statements. Such reclassifications do not affect earnings.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(q)  Change in Accounting Principle.

     In the fourth quarter of 1998, Resources adopted mark-to-market accounting for all of its energy price risk management and trading activities. Under mark-to-market accounting, Resources records the fair value of energy related derivative financial instruments, including physical forward contracts, swaps, options and exchange-traded futures and options contracts, at each balance sheet date. Such amounts are recorded as price risk management assets and liabilities. The realized and unrealized gains and losses are recorded as a component of operating revenues. Resources has applied mark-to-market accounting retroactively to January 1, 1998. There was no material cumulative effect resulting from this accounting change.

     Resources adopted Emerging Issues Task Force Issue 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10) in 1999. The adoption of EITF Issue 98-10 had no material impact on the consolidated financial statements.

(r)  New Accounting Pronouncement.

     Effective January 1, 2001, Resources is required to adopt Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts and for hedging activities. Resources is in the process of determining the effect of adopting SFAS No. 133 on its consolidated financial statements.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS

(a)  Price Risk Management and Trading Activities.

     Resources offers energy price risk management services primarily related to natural gas, electricity, crude oil and refined products, weather, coal and certain air emissions regulatory credits. Resources provides these services by utilizing a variety of derivative financial instruments, including fixed and variable-priced physical forward contracts, fixed and variable-priced swap agreements and options traded in the over-the-counter financial markets and exchange-traded energy futures and option contracts (Trading Derivatives). Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between industry pricing publications or exchange quotations.

     Prior to 1998, Resources applied hedge accounting to certain physical commodity activities that qualified for hedge accounting. In 1998, Resources adopted mark-to-market accounting for all of its price risk management and trading activities. Accordingly, since 1998, such Trading Derivatives are recorded at fair value with realized and unrealized gains (losses) recorded as a component of revenues. The recognized, unrealized balance is included in price risk management assets/liabilities (See Note 1(q)).

     The notional quantities, maximum terms and the estimated fair value of Trading Derivatives at December 31, 1999 and 1998 are presented below (volumes in billions of British thermal units equivalent (Bbtue) and dollars in millions):

                                          VOLUME-FIXED       VOLUME-FIXED          MAXIMUM
                                           PRICE PAYOR      PRICE RECEIVER        TERM (YEARS)
                                          -------------     --------------       -------------
1999
Natural gas .......................           936,716           939,416                 9
Electricity .......................           251,592           248,176                10
Crude oil and refined products ....           143,857           144,554                 3
1998
Natural gas .......................           937,264           977,293                 9
Electricity .......................           122,950           124,878                 3
Crude oil and refined products ....           205,499           204,223                 3



                                                                                   AVERAGE FAIR
                                                  FAIR VALUE                         VALUE (A)
                                        -----------------------------     -----------------------------
                                           ASSETS         LIABILITIES        ASSETS         LIABILITIES
                                        ------------     ------------     ------------     ------------
1999
Natural gas .......................     $        319     $        299     $        302     $        283
Electricity .......................              131               98              103               80
Crude oil and refined products ....              134              145              127              132
                                        ------------     ------------     ------------     ------------
                                        $        584     $        542     $        532     $        495
                                        ============     ============     ============     ============
1998
Natural gas .......................     $        224     $        212     $        124     $        108
Electricity .......................               34               33              186              186
Crude oil and refined products ....               29               23               21               17
                                        ------------     ------------     ------------     ------------
                                        $        287     $        268     $        331     $        311
                                        ============     ============     ============     ============

---------

(a)  Computed using the ending balance of each quarter.

     In addition to the fixed-price notional volumes above, Resources also has variable-priced agreements, as discussed above, totaling 3,797,824 and 1,702,977 Bbtue as of December 31, 1999 and 1998, respectively. Notional amounts reflect the volume of transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure Resources' exposure to market or credit risks.

     All of the fair values shown in the tables above at December 31, 1999 and December 31, 1998 have been recognized in income. The fair value as of December 31, 1999 and 1998 was estimated using quoted prices where available and considering the liquidity of the market for the Trading Derivatives. The prices and fair values are subject to significant changes based on changing market conditions.

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

     In addition to the risk associated with price movements, credit risk is also inherent in Resources' risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the total price risk management assets of Resources as of December 31, 1999 and 1998.

                                                       DECEMBER 31, 1999              DECEMBER 31, 1998
                                                  --------------------------      -------------------------
                                                  INVESTMENT                      INVESTMENT
                                                   GRADE (1)        TOTAL         GRADE (1)        TOTAL
                                                  ----------      ----------      ----------     ----------
                                                                     (MILLIONS OF DOLLARS)
Energy marketers ............................     $      172      $      183      $      103     $      124
Financial institutions ......................            119             119              62             62
Gas and electric utilities ..................            184             186              47             48
Oil and gas producers .......................              6              30               7              8
Industrials .................................              4               5               2              3
Independent power producers .................              4               6               1              1
Others ......................................             64              67              45             47
                                                  ----------      ----------      ----------     ----------
     Total ..................................     $      553             596      $      267            293
                                                  ==========                      ==========
Credit and other reserves ...................                            (12)                            (6)
                                                                  ----------                     ----------

Energy price risk management assets (2) .....                     $      584                     $      287
                                                                  ==========                     ==========

----------

(1) "Investment Grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (e.g., parent company guarantees) and collateral, which encompass cash and standby letters of credit.

(2) As of December 31, 1999, Resources had no credit risk exposure to any single counterparty that represents greater than 5% of price risk management assets.

(b)  Non-Trading Activities.

     To reduce the risk from market fluctuations in the revenues derived from electric power, natural gas and related transportation, Resources enters into futures transactions, swaps and options (Energy Derivatives) in order to hedge certain natural gas in storage, as well as certain expected purchases, sales and transportation of natural gas and electric power (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements and to protect natural gas distribution earnings against unseasonably warm weather during peak gas heating months, although usage to date for this purpose has not been material. Resources applies hedge accounting with respect to its derivative financial instruments utilized in non-trading activities.

     For transactions involving Energy Derivatives, hedge accounting is applied only if the derivative (i) reduces the risk of the underlying hedged item and
(ii) is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts which are inversely correlated to those of the item(s) to be hedged. This correlation (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied.

     Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in Resources' Statements of Consolidated Income until the underlying hedged transaction occurs. Once it becomes

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


probable that an anticipated transaction will not occur, deferred gains and losses are recognized. In general, the financial impact of transactions involving these Energy Derivatives is included in Resources' Statements of Consolidated Income under the captions (i) fuel expenses, in the case of natural gas transactions and (ii) purchased power, in the case of electric power transactions. Cash flows resulting from these transactions in Energy Derivatives are included in Resources' Statements of Consolidated Cash Flows in the same category as the item being hedged.

     At December 31, 1999, Resources was fixed-price payors and fixed-price receivers in Energy Derivatives covering 33,108 billion British thermal units
(Bbtu) and 5,481 Bbtu of natural gas, respectively. At December 31, 1998, Resources was fixed-price payors and fixed-price receivers in Energy Derivatives covering 42,498 Bbtu and 3,930 Bbtu of natural gas, respectively. Also, at December 31, 1999 and 1998, Resources was a party to variable-priced Energy Derivatives totaling 44,958 Bbtu and 21,437 Bbtu of natural gas, respectively. The weighted average maturity of these instruments is less than one year.

     The notional amount is intended to be indicative of Resources' level of activity in such derivatives, although the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When Energy Derivatives are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed, as further discussed below. Under such circumstances, gains (losses) are deferred and recognized as a component of income when the underlying hedged item is recognized in income.

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

(c)  Trading and Non-trading -- General Policy.

     In addition to the risk associated with price movements, credit risk is also inherent in Resources' risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. While as yet Resources has experienced only minor losses due to the credit risk associated with these arrangements, Resources has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each such contract. In order to minimize this risk, Resources enters into such contracts primarily with counterparties having a minimum Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. For long-term arrangements, Resources periodically reviews the financial condition of such firms in addition to monitoring the effectiveness of these financial contracts in achieving Resources' objectives. Should the counterparties to these arrangements fail to perform, Resources would seek to compel performance at law or otherwise obtain compensatory damages in lieu thereof. Resources might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then-current market prices. In such event, Resources might incur additional losses to the extent of amounts, if any, already paid to the counterparties. In view of its criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, Resources believes that the risk of incurring a significant financial statement loss due to the non-performance of counterparties to these transactions is minimal.

     Reliant Energy's policies prohibit the use of leveraged financial instruments.

     Reliant Energy has established a Risk Oversight Committee, comprised of corporate and business segment officers that oversees all commodity price and credit risk activities, including Resources' trading, marketing and risk

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


management activities. The Committee's duties are to establish Reliant Energy's and Resources' commodity risk policies, allocate risk capital within limits established by Reliant Energy's board of directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with Reliant Energy's risk management policies and procedures and trading limits established by Reliant Energy's board of directors.

(3)  CAPITAL STOCK

     Resources' Direct Stock Purchase Plan and Dividend Reinvestment Plan were suspended and canceled in connection with the Merger.

(4)  LONG-TERM AND SHORT-TERM BORROWINGS


                                                                    -----------------------------     -----------------------------
                                                                          DECEMBER 31, 1999                 DECEMBER 31, 1998
                                                                    ------------     ------------     ------------     ------------
                                                                      LONG-TERM       CURRENT (1)      LONG-TERM        CURRENT (1)
                                                                    ------------     ------------     ------------     ------------
                                                                                        (THOUSANDS OF DOLLARS)
Short-term borrowings:
  Receivables facilities ......................................                      $    350,000                      $    300,000
  Commercial paper ............................................                           184,584
                                                                                     ------------                      ------------
Total short-term borrowings ...................................                           534,584                           300,000
                                                                                     ------------                      ------------
Long-term debt: (2)
  Convertible debentures ......................................     $     92,727                      $    104,617
    6.0% due 2012
  Debentures ..................................................          961,545                         1,010,919
    6.38% to 8.90% due 2003 to 2008 as of December 31, 1999
    6.38% to 10.00% due 2003 to 2019 as of December 31, 1998
  Medium-term notes ...........................................          150,275                           177,591
    8.77% to 9.23% maturing  2001 as of December 31, 1999
    8.77% to 9.39% maturing  2000 to 2001 as of December 31, 1998
  Notes payable ...............................................                           223,451          203,116          203,438
    7.50% to 9.39% due 2000 as of December 31, 1999
    7.50% to 8.88% due 1999 to 2000 as of December 31, 1998
Unamortized discount and premium ..............................           16,084                            17,046
                                                                    ------------     ------------     ------------     ------------
Total long-term borrowings ....................................        1,220,631          223,451        1,513,289          203,438
                                                                    ------------     ------------     ------------     ------------
  Total borrowings ............................................     $  1,220,631     $    758,035     $  1,513,289     $    503,438
                                                                    ============     ============     ============     ============

------------

(1)  Includes amounts due within one year of the date.

(2) At the date of the Merger, the debt was adjusted to fair market value. Included in unamortized discount and premium is unamortized premium related to fair value adjustments of long-term debt of approximately $17.8 million and $33.2 million at December 31, 1999 and 1998, respectively, and is being amortized over the respective remaining term of the related long-term debt.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(a)  Short-term Borrowings.

     In 1999, Resources met its short-term financing needs primarily through a receivables facility and the issuance of commercial paper. Resources has a $350 million revolving credit facility (Resources Credit Facility) that expires in 2003. Borrowings under the Resources Credit Facility are unsecured and bear interest at a rate based upon either the London interbank offered rate (LIBOR) plus a margin, a base rate or a rate determined through a bidding process. The Resources Credit Facility is used to support Resources' issuance of up to $350 million of commercial paper and includes a $65 million sub-facility under which letters of credit may be obtained. As of December 31, 1999, Resources had $185 million of commercial paper outstanding having an average interest rate of 7.24%. There was no commercial paper and no loans outstanding under the Resources Credit Facility at December 31, 1998. Letters of credit under the sub-facility aggregated $9.3 million as of December 31, 1999.

     Under a trade receivables facility (Receivables Facility) which expires in August 2000, Resources sells, with limited recourse, an undivided interest (limited to a maximum of $350 million as of December 31, 1999 and $300 million as of December 31, 1998) in a designated pool of accounts receivable. The amount of receivables sold and uncollected was $350 million and $300 million at December 31, 1999 and December 31, 1998, respectively. The weighted average interest rate was approximately 6.10% and 5.30% at December 31, 1999 and December 31, 1998, respectively. Certain of Resources' remaining receivables serve as collateral for receivables sold and represent the maximum exposure to Resources should all receivables sold prove ultimately uncollectible.

(b)  Long-term Debt.

     Consolidated maturities of long-term debt and sinking fund requirements for Resources are approximately $230 million in 2000, $157 million in 2001, $7 million in 2002, $507 million in 2003 and $7 million in 2004.

     At December 31, 1999, Resources Corp. had issued and outstanding $92.7 million aggregate principal amount of its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of Reliant Energy common stock and $14.24 in cash. During 1999, Resources purchased $12.0 million aggregate principal amount of its Subordinated Debentures. Resources is required to make annual sinking fund payments of $6.5 million on the Subordinated Debentures which began on March 15, 1997 and will continue on each succeeding March 15 up to and including March 15, 2011. Resources (i) may credit against the sinking fund requirements any Subordinated Debentures redeemed by Resources and Subordinated Debentures which have been converted at the option of the holder and (ii) may deliver purchased Subordinated Debentures in satisfaction of the sinking fund requirements. Resources satisfied its 1999 and 1998 sinking fund requirements by delivering Subordinated Debentures previously purchased.

     In November 1998, Resources Corp. issued $500 million aggregate principal amount of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). Included within the TERM Notes is an embedded option sold to an investment bank which gives the investment bank the right to remarket the TERM Notes commencing in November 2003 if it chooses to exercise the option. The TERM Notes are unsecured obligations of Resources Corp. which bear interest at an annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. The portion of the proceeds attributable to the option premium will be amortized over the stated term of the securities. If the option is not exercised by the investment bank, Resources will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by Resources Corp., within the 52-week period beginning November 1, 2003. During such period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on an index selected by Resources Corp. If the TERM Notes are remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


adjustment, and the effective interest rate on the remarketed TERM Notes will be 5.66% plus Resources' applicable credit spread at the time of such remarketing.

     For the year ended December 31, 1999, and 1998, Resources capitalized interest of $1.9 million and $1.6 million, respectively. There was no capitalized interest in 1997.

     During the year ended December 31, 1997, Resources recorded an after-tax extraordinary gain of $237 thousand from the extinguishment of debt.

(c)  Restrictions on Debt.

     The Resources Credit Facility contains covenants and requirements which must be met to borrow funds. Such covenants are not anticipated to materially restrict Resources from borrowing funds under such facilities.

(5)  TRUST PREFERRED SECURITIES

     In June 1996, a Delaware statutory business trust established by Resources Corp. (Resources Trust) issued $172.5 million of convertible preferred securities to the public. The convertible preferred securities have a distribution rate of 6.25% payable quarterly in arrears, a stated liquidation amount of $50 per convertible preferred security and must be redeemed by 2026. The Resources Trust used the proceeds to purchase $172.5 million of 6.25% convertible junior subordinated debentures from Resources Corp. having an interest rate and a maturity date that correspond to the distribution rate and the mandatory redemption date of the convertible preferred securities. Resources Corp. accounts for Resources Trust as a wholly owned consolidated subsidiary. The convertible junior subordinated debentures represent Resources Trust's sole assets and its entire operations. Resources Corp. has fully and unconditionally guaranteed, on a subordinated basis, all of Resources Trust's obligations with respect to the convertible preferred securities. The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Reliant Energy common stock. During 1999 and 1998, convertible preferred securities aggregating $0.2 million and $15.5 million, respectively, were converted, leaving $0.7 million and $0.9 million liquidation amount of convertible preferred securities outstanding at December 31, 1999 and 1998, respectively. Subject to certain limitations, Resources Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, Resource Corp. may not pay dividends to Reliant Energy. As of December 31, 1999, no interest payments on the debentures had been deferred.

(6)  STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

(a)  Incentive Compensation Plans.

     Prior to the Merger, Resources had several incentive compensation plans which provided for the issuance of stock-based incentives (including restricted shares, stock options and stock appreciation rights) to directors and key employees of Resources, including officers. The charge to earnings in 1997 related to these incentive compensation plans was $1.4 million. All stock options granted under such plans were either converted into similar Reliant Energy options or "cashed out" prior to the Merger. All restricted stock and substantially all stock appreciation rights were "cashed out" with the Merger. As of the acquisition date, less than 1,000 stock appreciation rights were outstanding. The following is certain information relating to options issued pursuant to Resources' incentive compensation plans.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                     WEIGHTED-AVERAGE
                                                       NUMBER          EXERCISE PRICE
                                                     OF SHARES          PER SHARE
                                                     ----------      ----------------
Outstanding at December 31, 1996 ............         1,507,928         $     8.65
Options Exercised ...........................          (147,092)        $     6.47
Options Forfeited/Expired ...................           (10,682)        $    12.42
Options Cashed Out Upon Merger ..............          (521,857)
Options Converted at Acquisition (1) ........          (828,297)
Outstanding at December 31, 1997 ............                --

 ----------

(1) Effective upon the Merger, each holder of an unexpired Resources stock option, whether or not then exercisable, was entitled to elect to either
     (i) have all or any portion of their Resources stock options canceled and "cashed out" or (ii) have all or any portion of their Resources stock options converted to Reliant Energy stock options. There were 828,297 Resources stock options converted into 622,504 Reliant Energy stock options at the acquisition date.

     Resources applies the rules contained in Accounting Principles Opinion No. 25, "Accounting for Stock Issued to Employees." Had compensation cost been determined in accordance with the provisions of SFAS No. 123 "Accounting for Stock-Based Compensation," based on the "fair value methodology," the impact on Resources' earnings for 1997 would have been immaterial.

(b)  Pension.

     Prior to 1999, Resources had two noncontributory retirement plans which covered substantially all employees: (1) the plan which covers Resources' employees other than Reliant Energy Minnegasco employees and (2) the plan which covers Reliant Energy Minnegasco employees. These plans provided retirement benefits based on years of service and compensation. Effective January 1, 1999, the two noncontributory retirement plans were merged into Reliant Energy's noncontributory retirement plan. Resources' and Reliant Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the plan consist principally of common stocks and high-quality, interest-bearing obligations. The net periodic pension costs (benefits) and prepaid pension costs and benefit obligation have been determined separately for each plan prior to the plans being merged. Subsequent to the plans being merged into Reliant Energy's plan, the net periodic pension costs (benefits), prepaid pension costs and benefit obligation were determined based on the employees of Resources and their respective compensation levels.

     Net pension cost for Resources includes the following components:


                                                                                                                          FORMER
                                                                               CURRENT RESOURCES                        RESOURCES
                                                              ---------------------------------------------------      -----------
                                                              TWELVE MONTHS      TWELVE MONTHS       FIVE MONTHS       SEVEN MONTHS
                                                                  ENDED              ENDED              ENDED             ENDED
                                                               DECEMBER 31,      DECEMBER 31,        DECEMBER 31,        JULY 31,
                                                                  1999               1998                1997              1997
                                                              -------------      -------------       ------------      ------------
                                                                                       (THOUSANDS OF DOLLARS)
  Service cost - benefits earned during the period ....       $   15,031         $   13,466         $    5,095         $    7,220
  Interest cost on projected benefit obligation .......           35,184             33,357             15,015             20,313
  Expected return on plan assets ......................          (61,243)           (53,043)           (23,856)           (26,716)
  Amortization(1) .....................................           (2,026)                                                      66
                                                              ----------         ----------         ----------         ----------
  Net pension cost (benefit) ..........................       $  (13,054)        $   (6,220)        $   (3,746)        $      883
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

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Reconciliations of Resources' beginning and ending balances of its benefit obligation, plan assets and funded status for 1999 and 1998 are set forth below:


                                                                   YEAR ENDED DECEMBER 31,
                                                               ------------------------------
                                                                  1999                1998
                                                               ----------          ----------
                                                                    (THOUSANDS OF DOLLARS)
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of period ............        $  553,210          $  513,247
   Service cost .......................................            15,031              13,466
   Interest cost ......................................            35,184              33,357
   Benefits paid ......................................           (35,306)            (23,870)
   Plan amendments ....................................                               (53,736)
   Actuarial (gain) loss ..............................          (121,162)             70,746
                                                               ----------          ----------
   Benefit obligation, end of period ..................        $  446,957          $  553,210
                                                               ==========          ==========

CHANGE IN PLAN ASSETS
   Plan asset, beginning of period ....................        $  624,362          $  569,718
   Benefits paid ......................................           (35,306)            (23,870)
   Actual investment return ...........................            30,911              78,514
                                                               ----------          ----------
   Plan assets, end of period .........................        $  619,967          $  624,362
                                                               ==========          ==========

RECONCILIATION OF FUNDED STATUS
   Funded status ......................................        $  173,010          $   71,152
   Unrecognized prior service cost ....................           (48,459)            (53,736)
   Unrecognized actuarial (gain) loss .................           (13,925)             84,618
                                                               ----------          ----------
   Net amount recognized at end of year ...............        $  110,626          $  102,034
                                                               ==========          ==========

ACTUARIAL ASSUMPTIONS
   Discount rate ......................................               7.5%                6.5%
   Rate of increase in compensation levels ............         3.5 - 5.5%           3.5 -5.5%
   Expected long-term rate of return on assets ........              10.0%               10.0%

     In 1998, Reliant Energy's and Resources Corp.'s respective board of directors approved the amendment and restatement of the retirement plan, effective January 1, 1999, which converted the present value of the accrued benefits under their existing pension plans into a cash balance pension plan. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage for 1999 is 4%. The purpose of the plan change is to continue to provide uniform retirement income benefits across all employee groups, which are competitive both within the energy services industry as well as with other companies within the United States. Resources will continue to reflect the costs of the pension plan according to the provisions of SFAS No. 87, "Employers' Accounting for Pensions" as amended. As a result of the January 1, 1999 amendment and restatement, which is reflected in the December 31, 1998 disclosure, Resources' benefit obligation declined $54 million.

     The actuarial gains and losses are due to changes in certain actuarial assumptions.

     Prior to 1999, in addition to the noncontributory plans, Resources maintained certain non-qualified plans which allowed participants to retain the benefits to which they would have been entitled under its noncontributory plans except for the federally mandated limits on such benefits or on the level of salary on which such benefits may be calculated. Effective January 1, 1999, these non-qualified plans were merged into a similar plan of Reliant Energy. As of December 31, 1999, Resources had recorded a prepaid benefit obligation of $0.6 million related to these plans.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


As of December 31, 1998, a benefit obligation of $8.2 million was recorded related to these plans. Expense of approximately $1 million associated with these non-qualified plans was recorded each year during 1999, 1998 and 1997, respectively.

(c)  Savings Plan.

     Prior to April 1, 1999, Resources had an employee savings plan which covered substantially all employees other than Reliant Energy Minnegasco employees. Under the terms of the Resources savings plan beginning January 1, 1999, employees could contribute up to 16% of total compensation, which contributions up to 6% were matched by Resources. During 1998 and 1997, employees could contribute up to 12% of total compensation, which contributions up to 6% were matched by Resources. Prior to April 1, 1999, the Reliant Energy Minnegasco employees were covered by a savings plan, the terms of which were somewhat similar to the Resources savings plan. Effective April 1, 1999, the Resources savings plan and the Reliant Energy Minnegasco savings plan were merged into Reliant Energy's savings plan.

     Reliant Energy's employee savings plan qualifies as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (IRC). Under Reliant Energy's plan, participating employees may contribute a portion of their compensation, pre-tax or after-tax, up to a maximum of 16% of compensation. In 1999, the savings plan was amended so that Reliant Energy now matches 75% to 125% of the first 6% of each employee's compensation contributed, subject to a vesting schedule, based on certain performance goals achieved by Reliant Energy and its subsidiaries. Substantially all of Reliant Energy's match is invested in Reliant Energy common stock. Reliant Energy allocates to Resources the savings benefit expense related to the employees of Resources.

     Savings plan benefit expense related to Resources was $9.5 million, $10.8 million and $10.8 million in 1999, 1998 and 1997, respectively. Savings plan expense related to Resources from the Merger date through December 31, 1997 was $3.7 million.

(d)  Postretirement Benefits.

     Resources records the liability for postretirement benefit plans other than pensions (primarily health care) under SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions."

     The net postretirement benefit cost includes the following components:



                                                                                                                          FORMER
                                                                               CURRENT RESOURCES                        RESOURCES
                                                              ---------------------------------------------------      -----------
                                                              TWELVE MONTHS      TWELVE MONTHS       FIVE MONTHS       SEVEN MONTHS
                                                                 ENDED              ENDED               ENDED             ENDED
                                                               DECEMBER 31,      DECEMBER 31,        DECEMBER 31,        JULY 31,
                                                                 1999               1998                1997               1997
                                                              -------------      ------------        ------------      ------------
                                                                                       (THOUSANDS OF DOLLARS)
Service cost - benefits earned during the period ......       $     2,004        $      635         $      115         $      164
Interest cost on projected benefit obligation .........             9,060             6,660              3,561              4,948
Expected return on plan assets ........................              (583)             (463)               (73)              (107)
Net amortization ......................................             2,100                                                   3,875
                                                              -----------        ----------         ----------         ----------
Net postretirement benefit cost .......................       $    12,581        $    6,832         $    3,603         $    8,880
                                                              ===========        ==========         ==========         ==========

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     Reconciliations of Resources' beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 1999 and 1998 are set forth below:

                                                      TWELVE MONTHS ENDED DECEMBER 31,
                                                    ------------------------------------
                                                       1999                     1998
                                                    -----------               ----------
                                                         (THOUSANDS OF DOLLARS)
CHANGE IN BENEFIT OBLIGATION
   Benefit obligation, beginning of period .......    $ 144,069               $ 118,472
   Service cost ..................................        2,004                     635
   Interest cost .................................        9,060                   6,660
   Benefits paid .................................       (8,469)                (11,569)
   Participant contributions .....................        1,996                   1,856
   Plan amendments ...............................                               28,936
   Actuarial gain ................................      (32,288)                   (921)
                                                      ---------               ---------
   Benefit obligation, end of period .............    $ 116,372               $ 144,069
                                                      =========               =========

CHANGE IN PLAN ASSETS
   Plan asset, beginning of period ...............    $   6,461               $   4,502
   Benefits paid .................................       (8,469)                (11,569)
   Employer contributions ........................        8,871                  11,163
   Participant contributions .....................        1,996                   1,856
   Actual investment return ......................          328                     509
                                                      ---------               ---------
   Plan assets, end of period ....................    $   9,187               $   6,461
                                                      =========               =========

RECONCILIATION OF FUNDED STATUS
   Funded status .................................    $(107,185)              $(137,608)
   Unrecognized prior service cost ...............       25,881                  28,936
   Unrecognized actuarial (gain) loss ............      (22,195)                  1,759
                                                      ---------               ---------
   Net amount recognized at end of year ..........    $(103,499)              $(106,913)
                                                      =========               =========

ACTUARIAL ASSUMPTIONS
   Discount rate .................................          7.5%                    6.5%
   Rate of increase in compensation levels .......    3.5 - 5.5%              3.5 - 5.5%
   Expected long-term rate of return on assets ...         10.0%                   10.0%
   Health care cost trend rates - Under 65 .......          5.8%                    6.0%
   Health care cost trend rates - 65 and over ....          6.2%                    6.7%

     The assumed health care rates gradually decline to 5.4% for both medical categories by 2001.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 1999 would be increased by approximately 5.3%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 4.1%. If the healthcare cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 1999 would be decreased by approximately 5.3%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 4.2%.

     In 1998, Reliant Energy's and Resources Corp.'s respective board of directors approved an amendment, effective January 1, 1999, which created an account balance based on credited service at December 31, 1998. Under the new plan, each participant has an account, for recordkeeping purposes only, to which a $750 credit is allocated annually. This account balance vests after 5 years of service after age 50. At retirement the account balance can be used to purchase medical benefits. It may not be taken as cash. Resources will continue to reflect the costs of the retiree medical plan

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


according to the provisions of SFAS No. 106 as amended. As a result of the January 1, 1999 amendment, which is reflected in the December 31, 1998 disclosure, Resources' benefit obligation increased $29 million.

     The actuarial gains and losses are due to changes to certain actuarial assumptions.

(e)  Postemployment Benefits.

     Resources records postemployment benefits based on SFAS No. 112, "Employer's Accounting for Postemployment Benefits," which requires the recognition of a liability for benefits provided to former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Net postemployment benefit costs were $11 million in 1999. Net postemployment benefit costs were not material in 1998 and 1997.

(7)  INCOME TAXES

     Reliant Energy files a consolidated federal income tax return, in which Resources is included. Prior to the acquisition date, Resources Corp. and its subsidiaries filed a consolidated federal income tax return. Resources' pre-acquisition consolidated federal income tax returns have been audited and settled through the year 1986. Investment tax credits are generally deferred and amortized over the lives of the related assets. The unamortized investment tax credit in deferred credits on Resources' Consolidated Balance Sheets was $7.5 million and $8.0 million for 1999 and 1998, respectively.

     The components of Resources' income tax provision are set forth below:

                                                         CURRENT RESOURCES                      FORMER RESOURCES
                                      --------------------------------------------------------- ------------------
                                        TWELVE MONTHS      TWELVE MONTHS       FIVE MONTHS        SEVEN MONTHS
                                            ENDED              ENDED              ENDED               ENDED
                                        DECEMBER 31,        DECEMBER 31,       DECEMBER 31,         JULY 31,
                                            1999                1998               1997               1997
                                      ------------------ -------------------------------------- ------------------
                                                                (THOUSANDS OF DOLLARS)
  Federal
    Current........................... $       27,732     $       30,539      $     (12,005)     $       16,339
    Deferred..........................         53,335             61,020             36,673              12,795
    Investment tax credit.............           (536)              (609)              (262)               (363)
  State
    Current...........................          3,520              7,235                536                 833
    Deferred..........................          4,720             13,645               (559)              1,794
                                       --------------     --------------      -------------      --------------
  Income tax expense.................. $       88,771     $      111,830      $      24,383      $       31,398
                                       ==============     ==============      =============      ==============

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate of 35% to income from continuing operations. The reasons for this difference are as follows:

                                                          CURRENT RESOURCES                      FORMER RESOURCES
                                        ----------------------------------------------------     ----------------
                                         TWELVE MONTHS      TWELVE MONTHS       FIVE MONTHS         SEVEN MONTHS
                                             ENDED              ENDED              ENDED               ENDED
                                          DECEMBER 31,       DECEMBER 31,       DECEMBER 31,          JULY 31,
                                              1999               1998               1997                1997
                                        ---------------    ----------------    -------------     ----------------
                                                                  (THOUSANDS OF DOLLARS)
Income before income taxes ...........   $      188,972     $      205,654     $       45,230     $       77,273
Statutory rate .......................               35%                35%                35%                35%
                                         --------------     --------------     --------------     --------------
Income taxes at statutory rate .......           66,140             71,979             15,831             27,046
                                         --------------     --------------     --------------     --------------
Increase (decrease) in tax
  resulting from:
  State income taxes, net of
    federal  income tax benefit(1) ...            5,356             14,737                 (9)             1,708
  Investment tax credit ..............             (536)              (609)              (262)              (363)
  Goodwill amortization ..............           17,746             17,971              7,242              2,430
  Other, net .........................               65              7,752              1,581                577
                                         --------------     --------------     --------------     --------------
    Total ............................           22,631             39,851              8,552              4,352
                                         ==============     ==============     ==============     ==============
Income taxes .........................   $       88,771     $      111,830     $       24,383     $       31,398
                                         ==============     ==============     ==============     ==============
Effective Rate .......................             47.0%              54.4%              53.9%              40.6%

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

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


     The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and liabilities as of December 31, 1999 and 1998, were as follows:

                                                                   DECEMBER 31,
                                                             -----------------------
                                                                 1999         1998
                                                             ----------   ----------
                                                              (THOUSANDS OF DOLLARS)
Deferred Tax Assets:
  Employee benefit accruals ..............................   $  23,137    $  41,244
  Gas purchase contract accruals .........................       3,395        8,116
  Operating loss carryforwards ...........................      38,954       23,178
  Alternative minimum tax credit carryforwards ...........      34,239       38,361
  Other ..................................................      63,076       33,615
  Valuation allowance ....................................     (19,139)      (8,591)
                                                             ---------    ---------
          Total deferred tax assets - net ................     143,662      135,923
                                                             ---------    ---------
Deferred Tax Liabilities:
  Property, plant and equipment ..........................     547,646      522,944
  Deferred gas costs .....................................      35,756       13,237
  Deferred state income taxes ............................      68,952       70,000
  Other ..................................................      24,033       27,504
                                                             ---------    ---------
          Total deferred tax liabilities .................     676,387      633,685
                                                             ---------    ---------
              Accumulated deferred income taxes - net ....   $ 532,725    $ 497,762
                                                             =========    =========

     At December 31, 1999, Resources had approximately $492 million of state net operating losses available to offset future state taxable income through the year 2019. In addition, Resources has approximately $28 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable, if any, over an indefinite period (although not below the tentative minimum tax otherwise due in any year), and approximately $1.2 million of state alternative minimum tax credits which are available to reduce future state income taxes payable, if any, through the year 2002. The valuation allowance reflects a net increase of $10.5 million in 1999. This net increase results from a reassessment of Resources' usage of state tax attributes, including the future ability to use state net operating loss and alternative minimum tax credit carryforwards, offset by changes in valuation allowances provided for expiring state net operating loss carryforwards.

(8)  COMMITMENTS AND CONTINGENCIES

(a)  Lease Commitments.

     The following table sets forth certain information concerning Resources' obligations under non-cancelable long-term operating leases principally consisting of rental agreements for building space and data processing equipment and vehicles, including major work equipment (in millions):

         2000.........................................  $      15
         2001.........................................         14
         2002.........................................          9
         2003.........................................          8
         2004.........................................          6
         2005 and beyond..............................         18
                                                       ----------
         Total........................................  $      70
                                                       ==========

     Resources has a master leasing agreement which provides for the lease of vehicles, construction equipment, office furniture, data processing equipment and other property. For accounting purposes, the lease is treated as an

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


operating lease. At December 31, 1999, the unamortized value of equipment covered by the master leasing agreement was $17 million. Resources does not expect to lease additional property under this lease agreement.

     Total rental expense for all leases was $33 million, $25 million and $24 million in 1999, 1998 and 1997, respectively.

(b)  Indemnity Provisions.

     At December 31, 1999 and 1998, Resources had a $0.5 million and $5.8 million, respectively, accounting reserve on its Consolidated Balance Sheets in other deferred credits for possible indemnity claims asserted in connection with its disposition of Resources' former subsidiaries or divisions, including the sale of (i) Louisiana Intrastate Gas Corporation, a former Resources subsidiary engaged in the intrastate pipeline and liquids extraction business; (ii) Arkla Exploration Company, a former Resources subsidiary engaged in oil and gas exploration and production activities; and (iii) Dyco Petroleum Company, a former Resources subsidiary engaged in oil and gas exploration and production.

(c)  Transportation Agreement.

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

(d)  Environmental Matters.

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

     Manufactured Gas Plant Sites. Resources and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works (FMGW) until 1960. Resources has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. Resources is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, Resources believes that two were neither owned nor operated by Resources; two were owned by Resources at one time but were operated by others and are currently owned by others; and one site was previously owned and operated by Resources but is currently owned by others. Resources believes it has no liability with respect to the sites it neither owned nor operated.

     At December 31, 1999 and 1998, Resources had accrued $18.8 million and $15.2 million, respectively, for remediation of the Minnesota sites. At December 31, 1999, the estimated range of possible remediation costs was $10 million to $49 million. The low end of the range was determined based on only those sites presently owned or known to have been operated by Resources, assuming use of Resources' proposed remediation methods. The upper end of the range was determined based on the sites once owned by Resources, whether or not operated by Resources.

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

     Other Minnesota Matters. At December 31, 1999 and 1998, Resources had recorded accruals of $1.2 million and $5.4 million, respectively (with a maximum estimated exposure of approximately $13 million and $8 million at December 31, 1999 and 1998, respectively), for other environmental matters for which remediation may be required.

     In its 1995 rate case, Reliant Energy Minnegasco was allowed to recover approximately $7 million annually for remediation costs. In 1998, Reliant Energy Minnegasco received approval to reduce its annual recovery rate to zero. Remediation costs are subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries, plus carrying charges, are deferred for recovery or refund in the next rate case. At December 31, 1999 and 1998, Reliant Energy Minnegasco had over recovered $13 million, including insurance recoveries. At December 31, 1999 and 1998, Reliant Energy Minnegasco had recorded a liability of $20.0 million and $20.6 million, respectively, to cover the cost of future remediation. Reliant Energy Minnegasco expects that approximately 40% of its accrual as of December 31, 1999 will be expended within the next five years. The remainder will be expended on an ongoing basis for an estimated 40 years. In accordance with the provisions of SFAS No. 71, a regulatory asset has been recorded equal to the liability accrued. Resources believes the difference between any cash expenditures for these costs and the amount recovered in rates during any year will not be material to Resources' financial position, results of operations or cash flows.

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

     Mercury Contamination. Like other natural gas pipelines, Resources' pipeline operations have in the past employed elemental mercury in meters used on its pipelines. Although the mercury has now been removed from the meters, it is possible that small amounts of mercury have been spilled at some of those sites in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area around the meters with elemental mercury. Such contamination has been found by Resources at some sites in the past, and Resources has conducted remediation at sites found to be contaminated. Although Resources is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on experience by Resources and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, Resources believes that the cost of any remediation of such sites will not be material to Resources' financial position, results of operations or cash flows.

     Potentially Responsible Party Notifications. From time to time Resources has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. Considering the information currently known about such sites and the involvement of Resources in activities at these sites, Resources does not believe that these matters will have a material adverse effect on Resources' financial position, results of operations or cash flows.

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

(9)  REPORTABLE SEGMENTS

     Because Resources Corp. is a wholly owned subsidiary of Reliant Energy, Resources' determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Subsequent to the acquisition date, segment financial data includes information for Reliant Energy and Resources on a combined basis, except for Electric Operations which has no Resources operations and Reliant Energy Latin America, which has minimal Resources operations. Reconciling items included under the caption "Elimination of Non-Resources Operations" reduce the consolidated Reliant Energy amounts by those operations not conducted within the Resources legal entity. Operations not owned or operated by Resources, but included in segment information before elimination include primarily the operations and assets of Reliant Energy's non-rate regulated power generation business, Reliant Energy's Dutch power generation operation (N.V. UNA), Reliant Energy's investment in Time Warner securities and non-Resources corporate expenses.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that certain executive benefit costs have not been allocated to segments. Reliant Energy evaluates performance based on operating income excluding certain corporate costs not allocated to the segments. Reliant Energy and Resources Corp. account for intersegment sales as if the sales were to third parties, that is, at current market prices.

     Reliant Energy has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, Reliant Energy Europe, Reliant Energy Latin America and Corporate. Natural Gas Distribution operations consist of natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers. Interstate Pipelines conducts interstate natural gas pipeline operations. Wholesale Energy is engaged in the acquisition, development and operation of non-rate regulated power generation facilities, as well as the wholesale energy marketing and natural gas gathering businesses in North America. Reliant Energy Europe, which was formed in 1999, owns, operates and sells electric power from generation facilities in the Netherlands and plans to participate in the emerging wholesale energy marketing and trading industry in Europe. Corporate includes the Reliant Energy's and Resources' unregulated retail electric and gas services businesses, a communications business, certain real estate holdings of Reliant Energy and corporate costs.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


         Financial data for business segments and products and services are as follows:

                                                                                 RELIANT
                                  NATURAL GAS     INTERSTATE    WHOLESALE        ENERGY                      RECONCILING
                                  DISTRIBUTION    PIPELINES      ENERGY          EUROPE       CORPORATE     ELIMINATIONS
                                  ------------   -----------   -----------     -----------   -----------    ------------
Current Resources
As of and for the Year Ended
December 31, 1999:
Revenues from external
customers .......................  $ 1,895,358   $   121,514   $ 7,688,960    $   152,865    $   881,270
Intersegment revenues ...........        1,202       153,580       260,317                        73,648      $(488,747)
Depreciation and amortization ...      132,424        49,127        25,323         20,737         10,726
Operating income ................      124,863       113,018        45,308         32,049        (32,709)

Total assets ....................    3,386,596     2,211,842     2,773,070      3,247,290      4,645,403     (1,139,450)
Equity investments in and
advances to unconsolidated
subsidiaries ....................         --            --          78,041

Expenditures for additions
to long-lived assets ............      205,545        30,131       529,805        834,300         89,840

Current Resources
As of and for the Year Ended
December 31, 1998:
Revenues from external
customers .......................    1,877,185       126,988     4,289,006                       586,065
Intersegment revenues ...........        1,167       155,508       167,152                        97,181       (421,008)
Depreciation and amortization ...      130,658        44,025        18,204                         9,646
Operating income ................      144,447       128,328        59,170                       (50,243)

Total assets ....................    3,141,762     2,050,636     1,535,007                     1,679,876       (915,895)
Equity investments in and
advances to unconsolidated
subsidiaries ....................                                   42,252

Expenditures for additions
to long-lived assets ............      161,735        59,358       363,174                        28,077

Current Resources
For the Five Months Ended
December 31, 1997:
Revenues from external
customers .......................      920,125        49,655     1,288,357                       276,817

Intersegment revenues ...........          505        58,678        76,301                        34,853       (170,337)

Depreciation and amortization           52,374        19,088         2,633                         5,769
Operating income ................       56,842        31,978           912                       (39,680)

Expenditures for additions
to long-lived assets ............       61,078        16,304        14,038                     1,426,323

Former Resources
For the Seven Months Ended
July 31, 1997:
Revenues from external
customers .......................    1,340,966        86,465     1,589,032                       297,128
Intersegment revenues ...........          672       100,246        88,188                        35,285       (224,391)
Depreciation and amortization ...       57,120        17,230         1,629                         8,922
Operating income ................      113,607        76,730       (13,262)                      (22,035)

Expenditures for additions
to long-lived assets ............       62,998         9,619         8,996                         7,025


                                    ELIMINATION
                                      OF NON-
                                     RESOURCES
                                    OPERATIONS   CONSOLIDATED
                                    -----------  ------------
Current Resources
As of and for the Year Ended
December 31, 1999:
Revenues from external
customers .......................    (196,422)   $10,543,545
Intersegment revenues ...........
Depreciation and amortization ...     (39,661)       198,676
Operating income ................      15,154        297,683

Total assets ....................  (7,911,954)     7,212,797
Equity investments in and
advances to unconsolidated
subsidiaries ....................     (78,041)

Expenditures for additions
to long-lived assets ............  (1,400,861)       288,760

Current Resources
As of and for the Year Ended
December 31, 1998:
Revenues from external
customers .......................    (120,832)     6,758,412
Intersegment revenues ...........        --             --
Depreciation and amortization ...     (10,642)       191,891
Operating income ................      28,603        310,305

Total assets ....................    (883,851)     6,607,535
Equity investments in and
advances to unconsolidated
subsidiaries ....................     (42,252)

Expenditures for additions
to long-lived assets ............    (358,372)       253,972

Current Resources
For the Five Months Ended
December 31, 1997:
Revenues from external
customers .......................      (8,772)     2,526,182

Intersegment revenues ...........

Depreciation and amortization ...      (1,777)        78,087
Operating income ................      40,704         90,756

Expenditures for additions
to long-lived assets ............  (1,424,329)        93,414

Former Resources
For the Seven Months Ended
July 31, 1997:
Revenues from external
customers .......................                  3,313,591
Intersegment revenues ...........
Depreciation and amortization ...                     84,901
Operating income ................                    155,040

Expenditures for additions
to long-lived assets ............                     88,638

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


                                                                CURRENT RESOURCES                            FORMER RESOURCES
                                           ------------------------------------------------------------    --------------------
                                               YEAR ENDED        YEAR ENDED          FIVE MONTHS ENDED         SEVEN MONTHS
                                           DECEMBER 31, 1999  DECEMBER 31, 1998      DECEMBER 31, 1997      ENDED JULY 31, 1997
                                           -----------------  -----------------   -----------------------   --------------------
                                                                       (THOUSANDS OF DOLLARS)
RECONCILIATION OF OPERATING INCOME TO
   NET INCOME:
Operating income .......................       $    297,683    $    310,305           $     90,756           $    155,040
Interest expense .......................           (119,492)       (111,337)               (47,490)               (78,660)
Distribution on trust preferred
   securities ..........................               (357)           (632)                  (279)                (6,317)
Income taxes ...........................            (88,771)       (111,830)               (24,383)               (31,398)
Other income (expense) .................             11,138           7,318                  2,243                  7,210
Extraordinary gain .....................                                                                              237
                                               ------------    ------------           ------------           ------------
Net income .............................       $    100,201    $     93,824           $     20,847           $     46,112
                                               ============    ============           ============           ============

REVENUES BY PRODUCTS AND SERVICES:
Retail gas sales ...........................   $  2,669,393    $  2,372,086              1,156,618              1,597,285
Wholesale energy and energy related
   sales ...................................      7,808,401       4,248,181              1,271,746              1,562,842
Gas transport ..............................        157,530         167,812                 66,265                112,655
Energy products and services ...............        104,643          91,165                 40,671                 40,809
Elimination of non-Resources operations ....       (196,422)       (120,832)                (9,118)
                                               ------------    ------------           ------------           ------------
Total ......................................   $ 10,543,545    $  6,758,412           $  2,526,182           $  3,313,591
                                               ============    ============           ============           ============

REVENUES AND LONG-LIVED ASSETS BY
   GEOGRAPHIC AREAS:
REVENUES:
US .........................................   $ 10,470,420    $  6,879,244           $  2,534,954           $  3,313,591
Netherlands ................................        152,865
Other ......................................        116,682
Eliminations of non-Resources operations ...       (196,422)       (120,832)                (8,772)
                                               ------------    ------------           ------------           ------------
Total ......................................   $ 10,543,545    $  6,758,412           $  2,526,182           $  3,313,591
                                               ============    ============           ============           ============

LONG-LIVED ASSETS:
US .........................................   $  6,050,501    $  6,517,706
Netherlands ................................      3,186,146
Other ......................................            102             110
Eliminations of non-Resources operations ...     (3,834,078)     (1,409,200)
                                               ------------    ------------
Total ......................................   $  5,402,671    $  5,108,616
                                               ============    ============

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                          DECEMBER 31,
                                                ------------------------------------------------------------------
                                                              1999                             1998
                                                ------------------------------------------------------------------
                                                   CARRYING           FAIR            CARRYING         FAIR
                                                    AMOUNT            VALUE            AMOUNT          VALUE
                                                --------------    -------------    -------------   ---------------
                                                                     (THOUSANDS OF DOLLARS)
Financial assets of Resources:
     Energy derivatives - non-trading...........                     $    2,823
Financial liabilities of Resources:
     Long-term debt.............................    $1,444,082       $1,426,223      $1,716,727       $1,746,641
     Trust preferred securities.................           967            1,030           1,157            1,467
     Energy derivatives - non-trading...........                          1,105                            8,166


     The fair values of cash and cash equivalents, marketable equity securities and notes payable are estimated to be equivalent to carrying amounts. The remaining fair values have been determined using quoted market prices of the same or similar securities when available or other estimation techniques.

     The fair value of financial instruments included in the trading operations are marked-to-market at December 31, 1999 and 1998 (see Note 2). Therefore, they are stated at fair value and are excluded from the table above.

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

                                                                       YEAR ENDED DECEMBER 31, 1999
                                                       -------------------------------------------------------------
                                                            FIRST          SECOND         THIRD          FOURTH
                                                           QUARTER       QUARTER         QUARTER        QUARTER
                                                       ------------------------------ -------------- ---------------
                                                                           (THOUSANDS OF DOLLARS)
  Operating revenues...................................$   1,828,064  $   2,430,890   $   3,446,925  $   2,837,666
  Operating income.....................................      150,177         44,949          27,728         74,829
  Net income (loss)....................................       70,973          5,956          (6,532)        29,804

                                                                       YEAR ENDED DECEMBER 31, 1998
                                                       -------------------------------------------------------------
                                                            FIRST          SECOND         THIRD          FOURTH
                                                          QUARTER(1)    QUARTER(1)     QUARTER(1)       QUARTER
                                                       ------------------------------ -------------- ---------------
                                                                           (THOUSANDS OF DOLLARS)
  Operating revenues...................................$   1,754,541  $   1,380,470   $   1,927,156  $   1,696,245
  Operating income.....................................      143,494         15,734          23,653        127,424
  Net income (loss)....................................       61,828         (4,873)         (2,586)        39,455

---------------
(1) First, second and third quarter of 1998 have been restated for the change in accounting principal to mark-to-market accounting. For further discussion , see Note 1(q).

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)


(12)      SUBSEQUENT EVENT (UNAUDITED).

     In March 2000, Reliant Energy announced that it had retained an investment banking firm to assist it in evaluating strategic alternatives, including divestiture, for (i) two of its natural gas distribution divisions, Reliant Energy Arkla and Reliant Energy Minnegasco, (ii) its Interstate Pipelines' operations and (iii) its natural gas gathering and pipeline services operations.

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy Resources Corp.:

     We have audited the accompanying consolidated balance sheets of Reliant Energy Resources Corp. and its subsidiaries ("Resources") as of December 31, 1999 and 1998, and the related statements of consolidated income, consolidated stockholder's equity and comprehensive income and consolidated cash flows for the years ended December 31, 1999 and 1998, the five months ended December 31, 1997 and the seven months ended July 31, 1997. Our audits also included the Resources' financial statement schedule listed in Item 14(a)(2) for the years ended December 31, 1999 and 1998. These financial statements and the financial statement schedule are the responsibility of Resources' management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy Resources Corp. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998, the five months ended December 31, 1997 and the seven months ended July 31, 1997 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 1, 2000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE RELIANT ENERGY AND RESOURCES CORP.

(a)      Reliant Energy.

     The information called for by Item 10, to the extent not set forth under
Item 1 "Business --Executive Officers of Reliant Energy," is or will be set forth in the definitive proxy statement relating to Reliant Energy's 2000 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

(b)      Resources Corp.

     The information called for by Item 10 with respect to Resources Corp. is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION.

(a)      Reliant Energy.

     The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to Reliant Energy's 2000 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

(b)      Resources Corp.

     The information called for by Item 11 with respect to Resources Corp. is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a)      Reliant Energy.

     The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to Reliant Energy's 2000 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

(b)      Resources Corp.

     The information called for by Item 12 with respect to Resources Corp. is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

(a)      Reliant Energy.

     The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to Reliant Energy's 2000 annual meeting of shareholders pursuant to the Commission's Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

(b)      Resources Corp.

     The information called for by Item 13 with respect to Resources Corp. is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)   Reliant Energy Financial Statements.
         Statements of Consolidated Income for the Three Years Ended December 31, 1999...........................58
         Statements of Consolidated Comprehensive Income for the Three Years Ended December 31, 1999.............59
         Consolidated Balance Sheets at December 31, 1999 and 1998...............................................60
         Statements of Consolidated Cash Flows for the Three Years Ended December 31, 1999.......................61
         Statements of Consolidated Stockholders' Equity for the Three Years Ended December 31, 1999.............62
         Notes to Consolidated Financial Statements..............................................................63
         Independent Auditors' Report - Company.................................................................105

         Resources Corp. Financial Statements.
         Statements of Consolidated Income for the Years Ended December 31, 1999 and 1998, the Five Months
         Ended December 31, 1997 and the Seven Months Ended July 31, 1997.......................................111
         Statements of Consolidated Stockholder's Equity and Comprehensive Income for the Years Ended
         December 31, 1999 and 1998, the Five Months Ended December 31, 1997 and the Seven Months Ended
         July 31, 1997..........................................................................................112
         Consolidated Balance Sheets at December 31, 1999 and 1998..............................................113
         Statements of Consolidated Cash Flows for the Years Ended December 31, 1999 and 1998, the Five Months
           Ended December 31, 1997 and the Seven Months Ended July 31, 1997.....................................114
         Notes to Consolidated Financial Statements.............................................................115
         Independent Auditors' Reports - Resources Corp.........................................................140

(a)(2)   Reliant Energy Financial Statement Schedules for the Three Years Ended December 31, 1999.
         The Company: II -- Reserves............................................................................145

         Resources Corp. Financial Statement Schedules for the Three Years Ended December 31, 1999.
         Resources:  II -- Reserves.............................................................................146

         The following schedules are omitted for each of the Company and Resources because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

         I, III, IV and V.

(a)(3)   Exhibits...............................................................................................149

         See Index of Exhibits for the Company (page 149) and Resources Corp. (page 156), which indexes also include the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

(b) Reports on Form 8-K.

The Company:

     On October 18, 1999, a report on Form 8-K was filed reporting on the Company's (1) completion of the first phase of its acquisition of the Dutch Power Company N.V. UNA; (2) issuance of 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 having an original principal amount of $1.0 billion;
(3) exercise of its option to convert its 11 million shares of Time Warner convertible preferred stock into 45.8 million shares of Time Warner common stock; and (4) preparation of an application to be filed with the Public Utility Commission of Texas requesting a financing order authorizing the issuance by a special purpose entity organized by the Company, pursuant to the Texas Electric Choice Plan, of transition bonds relating to Reliant Energy HL&P's generation related regulatory assets.

Resources:

     There were no reports on Form 8-K filed in the fourth quarter of 1999.

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             SCHEDULE II -- RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (THOUSANDS OF DOLLARS)

                                                                      COLUMN C
                                                              --------------------------
                                                  COLUMN B            ADDITIONS            COLUMN D      COLUMN E
                                                ------------- -------------------------- ------------- -------------
                    COLUMN A                     BALANCE AT     CHARGED     CHARGED       DEDUCTIONS    BALANCE AT
  ---------------------------------------------  BEGINNING         TO       TO OTHER         FROM          END
                  DESCRIPTION                    OF PERIOD       INCOME     ACCOUNTS       RESERVES     OF PERIOD
  --------------------------------------------- ------------- ----------  ------------   ------------- -------------
  Year Ended December 31, 1999:
     Accumulated provisions deducted from
        related assets on balance sheet:
        Uncollectible accounts .................    $17,566     $16,296     $   187        $12,575       $21,474
        Deferred tax assets valuation ..........      8,591      10,548        --             --          19,139
     Reserves other than those deducted from
        assets on balance sheet:
        Property insurance .....................     (4,953)      2,187        --            3,906        (6,672)
        Injuries and damages ...................      2,497         878        --            1,479         1,896
        Non-regulated project contingencies ....        200        --          --              200          --

  Year Ended December 31, 1998:
     Accumulated provisions deducted from
        related assets on balance sheet:
        Uncollectible accounts .................     16,783      11,714        --           10,931        17,566
        Deferred tax assets valuation ..........      6,353       2,238        --             --           8,591
     Reserves other than those deducted from
        assets on balance sheet:
        Property insurance .....................     (3,567)      2,187        --            3,573        (4,953)
        Injuries and damages ...................      3,181       2,724        --            3,408         2,497
        Non-regulated project contingencies ....      1,780         693        --            2,273           200

  Year Ended December 31, 1997:
     Accumulated provisions deducted from
        related assets on balance sheet:

        Uncollectible accounts .................                  5,625      16,843          5,685        16,783
        Uncollectible advances .................     33,159        --          --           33,159            --
        Deferred tax assets valuation ..........       --          --         9,300          2,947         6,353
     Reserves other than those deducted from
        assets on balance sheet:
        Property insurance .....................         70       2,187        --            5,824        (3,567)
        Injuries and damages ...................      1,128       5,215        --            3,162         3,181
        Non-regulated project contingencies ....      2,296        --          --              516         1,780

--------------
Notes:

(a) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.
(b) Charged to other account represents the provision for uncollectible accounts and deferred tax assets acquired in business combinations.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                             SCHEDULE II -- RESERVES
                   FOR THE THREE YEARS ENDED DECEMBER 31, 1999
                             (THOUSANDS OF DOLLARS)

                                                                       COLUMN C
                                                               -------------------------
                                                   COLUMN B            ADDITIONS            COLUMN D      COLUMN E
                                                 ------------- -------------------------  ------------- -------------
                     COLUMN A                      BALANCE AT     CHARGED      CHARGED     DEDUCTIONS    BALANCE AT
  -----------------------------------------------  BEGINNING        TO        TO OTHER        FROM          END
                   DESCRIPTION                     OF PERIOD      INCOME      ACCOUNTS      RESERVES     OF PERIOD
  ------------------------------------------------------------ -----------   -----------  ------------- -------------
  Accumulated provisions deducted from related
     assets on balance sheet:
     Uncollectible accounts
       Year ended December 31, 1999.............. $  17,566     $  16,296                  $  12,575     $  21,287
       Year ended December 31, 1998..............    16,783        11,714                     10,931        17,566
       Year ended December 31, 1997..............    13,023        14,684    $   2,383        13,307        16,783
     Deferred tax assets valuation
       Year ended December 31, 1999..............     8,591        10,548                                   19,139
       Year ended December 31, 1998..............     6,353         2,238                                    8,591
       Year ended December 31, 1997..............     6,761         2,539                      2,947         6,353

--------------
Notes:

(a) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the fifteenth day of March, 2000.

                                      RELIANT ENERGY, INCORPORATED
                                              (Registrant)



                                      By:   /s/ R. Steve Letbetter
                                         -------------------------
                                             R. Steve Letbetter,
                                             Chairman, President and Chief
                                               Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2000.

                 SIGNATURE                                                        TITLE
                 ---------                                                        -----
           /s/ R. Steve Letbetter
---------------------------------------------          Chairman, President, Chief Executive Officer and Director
            (R. Steve Letbetter)                       (Principal Executive Officer and Director)

            /s/ Stephen W. Naeve
---------------------------------------------          Vice Chairman and Chief Financial Officer
             (Stephen W. Naeve)                        (Principal Financial Officer)

          /s/Mary P. Ricciardello
---------------------------------------------          Senior Vice President and Comptroller
           (Mary P. Ricciardello)                      (Principal Accounting Officer)

          /s/ James A. Baker, III                      Director
---------------------------------------------
           (James A. Baker, III)

          /s/ Richard E. Balzhiser                     Director
---------------------------------------------
           (Richard E. Balzhiser)

             /s/ Milton Carroll                        Director
---------------------------------------------
              (Milton Carroll)

             /s/ John T. Cater                         Director
---------------------------------------------
              (John T. Cater)

         /s/ O. Holcombe Crosswell                     Director
---------------------------------------------
          (O. Holcombe Crosswell)

          /s/ Robert J. Cruikshank                     Director
---------------------------------------------
           (Robert J. Cruikshank)

            /s/ Linnet F. Deily                        Director
---------------------------------------------
             (Linnet F. Deily)

              /s/ Lee W. Hogan                         Director
---------------------------------------------
               (Lee W. Hogan)

            /s/ T. Milton Honea                        Director
---------------------------------------------
             (T. Milton Honea)

          /s/ Alexander F. Schilt                      Director
---------------------------------------------
           (Alexander F. Schilt)

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the fifteenth day of March, 2000.


                                      RELIANT ENERGY RESOURCES CORP.
                                              (Registrant)



                                      By:   /s/ R. Steve Letbetter
                                         -------------------------
                                             R. Steve Letbetter,
                                             Chairman, President and Chief
                                               Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2000.

                 SIGNATURE                                                        TITLE
                 ---------                                                        -----
           /s/ R. Steve Letbetter
---------------------------------------------          Chairman, President and Chief Executive Officer
            (R. Steve Letbetter)                       (Principal Executive Officer and Principal Financial Officer)

          /s/Mary P. Ricciardello
---------------------------------------------          Vice President and Comptroller
           (Mary P. Ricciardello)                      (Principal Accounting Officer)

            /s/ Stephen W. Naeve                       Sole Director
---------------------------------------------
             (Stephen W. Naeve)

                          RELIANT ENERGY, INCORPORATED
                         RELIANT ENERGY RESOURCES CORP.

               EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 1999

                                INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated. Exhibits designated by an asterisk (*) are management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

(A)      RELIANT ENERGY, INCORPORATED

                                                                              REPORT OR             SEC FILE OR
   EXHIBIT                                                                  REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                   STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------      ------------------------------  ------------- ----------
 2(a)(1)       Agreement and Plan of Merger among former            HI's Form 8-K dated            1-7629         2
               Houston Industries Incorporated ("HI")               August 11, 1996
               Houston Lighting & Power ("HL&P" or "Reliant
               Energy"), HI Merger, Inc. and NorAm dated
               August 11, 1996

 2(a)(2)       Amendment to Agreement and Plan of Merger            Registration Statement on       333-11329     2(c)
               among HI, HL&P, HI Merger, Inc. and NorAm            Form S-4
               dated August 11, 1996

 2(b)(1)       Share Subscription Agreement dated March             Form 10-Q for the quarter       1-3187        10.2
               29, 1999 among Reliant Energy Wholesale              ended March 31, 1999
               Holdings (Europe) Inc., Provincie Noord
               Holland, Gemeente Amsterdam, N.V.
               Provinciaal En Gemeenelijk Utrechts
               Stroomleveringsdedrijf, Reliant Power
               Generation, Inc. and UNA

 2(b)(2)       Share Purchase Agreement dated March 29,             Form 10-Q for the quarter       1-3187        10.3
               1999 among Reliant Energy Wholesale                  ended March 31, 1999
               Holdings (Europe) Inc., Provincie Noord
               Holland, Gemeente Amsterdam, N.V.
               Provinciaal En Gemeenelijk Utrechts
               Stroomleveringsdedrijf, Reliant Power
               Generation, Inc. and UNA

+2(b)(3) Deed of Amendment dated September 2, 1999 among Reliant Energy Wholesale Holdings
               (Europe) Inc., Provincie Noord Holland,
               Gemeente Amsterdam, N.V. Provinciaal En
               Gemeenelijk Utrechts Stroomleveringsdedrijf,
               Reliant Power Generation, Inc. and UNA

+2(c)          Purchase Agreement dated as of February 19,
               2000 among Reliant Energy Power Generation,
               Inc., Reliant Energy, Sithe Energies, Inc. and
               Sithe Northeast Generating Company, Inc.

 3(a)          Restated Articles of Incorporation of                Form 10-K for the year ended    1-3187        3(a)
               Reliant Energy, restated as of September 1997        December 31, 1997

 3(b)          Amendment to Restated Articles of                    Form 10-Q for the quarter       1-3187        3(b)
               Incorporation of Reliant Energy, as of May 5,        ended March 31, 1999
               1999

+3(c) Amended and Restated Bylaws of Reliant Energy, as of November 1999

 3(d)          Statement of Resolution Establishing Series of       Form 10-Q for the quarter       1-3187         3(c)
               Shares designated Series C Preference Stock          ended March 31, 1998

+3(e)          Statement of Resolution Establishing Series of
               Shares designated Series D Preference Stock

+3(f)          Statement of Resolution Establishing Series of
               Shares designated Series E Preference Stock

+3(g)          Statement of Resolution Establishing Series of
               Shares designated Series F Preference Stock

+3(h) Articles/Certificate of Correction relating to the Statement of Resolution Establishing Series of Shares designated Series F Preference Stock

+3(i)          Statement of Resolution Establishing Series of
               Shares designated Series G Preference Stock


                                                                              REPORT OR             SEC FILE OR
   EXHIBIT                                                                  REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                   STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------     ------------------------------  ------------- ----------
 4(a)(1)       Mortgage and Deed of Trust, dated November 1, 1944   Form S-7 of HL&P filed on       2-59748       2(b)
               between HL&P and Chase Bank of Texas, National       August 25, 1977
               Association (formerly, South Texas Commercial
               National Bank of Houston), as Trustee as amended
               and supplemented by 20 Supplemental Indentures
               thereto

 4(a)(2)       Twenty-First through Fiftieth Supplemental           HL&P's Form 10-K for  the       1-3187        4(a)(2)
               Indentures to Exhibit 4(a)(1)                        year ended December 31, 1989

 4(a)(3)       Fifty-First Supplemental Indenture to Exhibit        HL&P's Form 10-Q for  the       1-3187        4(a)
               4(a)(1) dated as of March 25, 1991                   quarter ended June 30, 1991

 4(a)(4)       Fifty-Second through Fifty-Fifth Supplemental        HL&P's Form 10-Q for  the       1-3187        4
               Indentures to Exhibit 4(a)(1) each dated as          quarter ended March 31, 1992
               of March 1, 1992

 4(a)(5)       Fifty-Sixth and Fifty-Seventh Supplemental           HL&P's Form 10-Q for  the       1-3187        4
               Indentures to Exhibit 4(a)(1) each dated as          quarter ended September 30,
               of October 1, 1992                                   1992

 4(a)(6)       Fifty-Eighth and Fifty-Ninth Supplemental            HL&P's Form 10-Q for  the       1-3187        4
               Indentures to Exhibit 4(a)(1) each dated as          quarter ended March 31, 1993
               of March 1, 1993

 4(a)(7)       Sixtieth Supplemental Indenture to Exhibit           HL&P's Form 10-Q for  the       1-3187        4
               4(a)(1) dated as of July 1, 1993                     quarter ended June 30, 1993

 4(a)(8)       Sixty-First through Sixty-Third Supplemental         HL&P's Form 10-K for  the       1-3187        4(a)(8)
               Indentures to Exhibit 4(a)(1) each dated as          year ended December 31, 1993
               of December 1, 1993

 4(a)(9)       Sixty-Fourth and Sixty-Fifth Supplemental            HL&P's Form 10-K for  the       1-3187        4(a)(9)
               Indentures to Exhibit 4(a)(1) each dated as          year ended December 31, 1995
               of July 1, 1995

 4(b)(1)       Rights Agreement, dated July 11, 1990,              HI's Form 8-K dated July 11,      1-7629       4(a)(1)
               between the Company and Texas Commerce Bank,        1990
               National Association, as Rights Agent (Rights
               Agent), which includes form of Statement of
               Resolution Establishing Series of Shares
               designated Series A Preference Stock and form
               of Rights Certificate

 4(b)(2)       Agreement and Appointment of Agent, dated as        HI's Form 8-K dated July 11,      1-7629       4(a)(2)
               of July 11, 1990, between the Company and           1990
               the Rights Agent

                                                                              REPORT OR             SEC FILE OR
   EXHIBIT                                                                  REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                   STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------      ------------------------------  ------------- ----------
4(b)(3)        Form of Amended and Restated Rights Agreement         Registration Statement on       333-11329     4(b)(1)
               executed on August 6, 1997, including form of         Form S-4
               Statement of Resolution Establishing Series of
               Shares Designated Series A Preference Stock and
               form of Rights Agreement

4(c)           Indenture, dated as of April 1, 1991, between         HI's Form 10-Q for the          1-7629        4(b)
               the Company and NationsBank of Texas,                 quarter ended June 30, 1991
               National Association, as Trustee

         Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the Company has not filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities authorized do not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. The Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                              REPORT OR             SEC FILE OR
   EXHIBIT                                                                  REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                   STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------      ------------------------------  ------------- ----------
*10(a)          Executive Benefit Plan of the Company and             HI's Form 10-Q for the        1-7629        10(a)(1),
                First and Second Amendments thereto                   quarter ended March 31, 1987                10(a)(2),
                effective as of June 1, 1982, July 1,                                                             and
                1984, and May 7, 1986, respectively                                                               10(a)(3)

*10(b)(1)       Executive Incentive Compensation Plan of              HI's Form 10-K for the year   1-7629        10(b)
                the Company effective as of January 1,                ended December 31, 1991
                1982

*10(b)(2)       First Amendment to Exhibit 10(b)(1)                   HI's Form 10-Q for the        1-7629        10(a)
                effective as of March 30, 1992                        quarter ended March 31, 1992

*10(b)(3)       Second Amendment to Exhibit 10(b)(1)                  HI's Form 10-K for the year   1-7629        10(b)
                effective as of November 4, 1992                      ended December 31, 1992

*10(b)(4)       Third Amendment to Exhibit 10(b)(1)                   HI's Form 10-K for the year   1-7629        10(b)(4)
                effective as of  September 7, 1994                    ended December 31, 1994

*10(b)(5)       Fourth Amendment to Exhibit 10(b)(1)                  Form 10-K for the year        1-3187        10(b)(5)
                effective as of August 6, 1997                        ended December 31, 1997

*10(c)(1)       Executive Incentive Compensation Plan of              HI's Form 10-Q for the        1-7629        10(b)(1)
                the Company effective as of January 1,                quarter ended March 31, 1987
                1985

*10(c)(2)       First Amendment to Exhibit 10(c)(1)                   HI's Form 10-K for the year   1-7629        10(b)(3)
                effective as of January 1, 1985                       ended December 31, 1988

*10(c)(3)       Second Amendment to Exhibit 10(c)(1)                  HI's Form 10-K for the year   1-7629        10(c)(3)
                effective as of January 1, 1985                       ended December 31, 1991

                                                                          REPORT OR             SEC FILE OR
   EXHIBIT                                                              REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                               STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------  ------------------------------  ------------- ----------
*10(c)(4)       Third Amendment to Exhibit 10(c)(1)               HI's Form 10-Q for the        1-7629        10(b)
                effective as of March 30, 1992                    quarter ended March 31, 1992

*10(c)(5)       Fourth Amendment to Exhibit 10(c)(1)              HI's Form 10-K for the year   1-7629        10(c)(5)
                effective as of November 4, 1992                  ended December 31, 1992

*10(c)(6)       Fifth Amendment to Exhibit 10(c)(1)               HI's Form 10-K for the year   1-7629        10(c)(6)
                effective as of September 7, 1994                 ended December 31, 1994

*10(c)(7)       Sixth Amendment to Exhibit 10(c)(1)               Form 10-K for the year        1-3187        10(c)(7)
                effective as of August 6, 1997                    ended December 31, 1997

*10(d)          Executive Incentive Compensation Plan of          HI's Form 10-Q for the        1-7629        10(b)(2)
                Houston Lighting & Power Company                  quarter ended March 31, 1987
                effective as of January 1, 1985

*10(e)(1)       Executive Incentive Compensation Plan of          HI's Form 10-Q for the        1-7629        10(b)
                the Company effective as of January 1,            quarter ended June 30, 1989
                1989

*10(e)(2)       First Amendment to Exhibit 10(e)(1)               HI's Form 10-K for the year   1-7629        10(e)(2)
                effective as of January 1, 1989                   ended December 31, 1991

*10(e)(3)       Second Amendment to Exhibit 10(e)(1)              HI's Form 10-Q for the        1-7629        10(c)
                effective as of March 30, 1992                    quarter ended March 31, 1992

*10(e)(4)       Third Amendment to Exhibit 10(e)(1)               HI's Form 10-K for the year   1-7629        10(c)(4)
                effective as of November 4, 1992                  ended December 31, 1992

*10(e)(5)       Fourth Amendment to Exhibit 10(e)(1)              HI's Form 10-K for the year   1-7629        10(e)(5)
                effective as of September 7, 1994                 ended December 31, 1994

*10(f)(1)       Executive Incentive Compensation Plan of          HI's Form 10-K for the year   1-7629        10(b)
                the Company effective as of January 1,            ended December 31, 1990
                1991

*10(f)(2)       First Amendment to Exhibit 10(f)(1)               HI's Form 10-K for the year   1-7629        10(f)(2)
                effective as of January 1, 1991                   ended December 31, 1991

*10(f)(3)       Second Amendment to Exhibit 10(f)(1)              HI's Form 10-Q for the        1-7629        10(d)
                effective as of March 30, 1992                    quarter ended March 31, 1992

*10(f)(4)       Third Amendment to Exhibit 10(f)(1)               HI's Form 10-K for the year   1-7629        10(f)(4)
                effective as of November 4, 1992                  ended December 31, 1992

*10(f)(5)       Fourth Amendment to Exhibit 10(f)(1)              HI's Form 10-K for the year   1-7629        10(f)(5)
                effective as of January 1, 1993                   ended December 31, 1992

*10(f)(6)       Fifth Amendment to Exhibit 10(f)(1)               HI's Form 10-K for the year   1-7629        10(f)(6)
                effective in part, January 1, 1995, and           ended December 31, 1994
                in part, September 7, 1994

*10(f)(7)       Sixth Amendment to Exhibit 10(f)(1)               HI's Form 10-Q for the        1-7629        10(a)
                effective as of August 1, 1995                    quarter ended June 30, 1995

*10(f)(8)       Seventh Amendment to Exhibit 10(f)(1)             HI's Form 10-Q for the        1-7629        10(a)
                effective as of January 1, 1996                   quarter ended June 30, 1996

*10(f)(9)       Eighth Amendment to Exhibit 10(f)(1)              HI's Form 10-Q for the        1-7629        10(a)
                effective as of January 1, 1997                   quarter ended June 30, 1997

*10(f)(10)      Ninth Amendment to Exhibit 10(f)(1)               Form 10-K for the year        1-3187        10(f)(10)
                effective in part, January 1, 1997, and           ended December 31, 1997
                in part, January 1, 1998

*10(g)          Benefit Restoration Plan of the Company,          HI's Form 10-Q for the        1-7629        10(c)
                effective as of June 1, 1985                      quarter ended March 31, 1987

*10(h)          Benefit Restoration Plan of the Company           HI's Form 10-K for the year   1-7629        10(g)(2)
                as amended and restated effective as of           ended December 31, 1991
                January 1, 1988

*10(i)(1)       Benefit Restoration Plan of the Company,          HI's Form 10-K for the year   1-7629        10(g)(3)
                as amended and restated effective as of           ended December 31, 1991
                July 1, 1991

                                                                            REPORT OR             SEC FILE OR
   EXHIBIT                                                                REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                 STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------    ------------------------------  ------------- ----------
*10(i)(2)       First Amendment to Exhibit 10(i)(1)               Form 10-K for the year          1-3187        10(i)(2)
                effective in part, August 6, 1997, in             ended December 31, 1997
                part, September 3, 1997, and in part,
                October 1, 1997

*10(j)(1)       Deferred Compensation Plan of the Company         HI's Form 10-Q for the          1-7629        10(d)
                effective as of September 1, 1985                 quarter ended March 31, 1987

*10(j)(2)       First Amendment to Exhibit 10(j)(1)               HI's Form 10-K for the year     1-7629        10(d)(2)
                effective as of September 1, 1985                 ended December 31, 1990

*10(j)(3)       Second Amendment to Exhibit 10(j)(1)              HI's Form 10-Q for the          1-7629        10(e)
                effective as of March 30, 1992                    quarter ended March 31, 1992

*10(j)(4)       Third Amendment to Exhibit 10(j)(1)               HI's Form 10-K for the year     1-7629        10(h)(4)
                effective as of June 2, 1993                      ended December 31, 1993

*10(j)(5)       Fourth Amendment to Exhibit 10(j)(1)              HI's Form 10-K for the year     1-7629        10(h)(5)
                effective as of September 7, 1994                 ended December 31, 1994

*10(j)(6)       Fifth Amendment to Exhibit 10(j)(1)               HI's Form 10-Q for the          1-7629        10(d)
                effective as of August 1, 1995                    quarter ended June 30, 1995

*10(j)(7)       Sixth Amendment to Exhibit 10(j)(1)               HI's Form 10-Q for the          1-7629        10(b)
                effective as of December 1, 1995                  quarter ended June 30, 1995

*10(j)(8)       Seventh Amendment to Exhibit 10(j)(1)             HI's Form 10-Q for the          1-7629        10(b)
                effective as of January 1, 1997                   quarter ended June 30, 1997

*10(j)(9)       Eighth Amendment to Exhibit 10(j)(1)              Form 10-K for the year          1-3187        10(j)(9)
                effective as of September 1, 1997                 ended December 31, 1997

*10(j)(10)      Ninth Amendment to Exhibit 10(j)(1)               Form 10-K for the year          1-3187        10(j)(10)
                effective as of September 3, 1997                 ended December 31, 1997

*10(k)(1)       Deferred Compensation Plan of the Company         HI's Form 10-Q for the          1-7629        10(a)
                effective as of January 1, 1989                   quarter ended June 30, 1989

*10(k)(2)       First Amendment to Exhibit 10(k)(1)               HI's Form 10-K for the year     1-7629        10(e)(3)
                effective as of January 1, 1989                   ended December 31, 1989

*10(k)(3)       Second Amendment to Exhibit 10(k)(1)              HI's Form 10-Q for the          1-7629        10(f)
                effective as of March 30, 1992                    quarter ended March 31, 1992

*10(k)(4)       Third Amendment to Exhibit 10(k)(1)               HI's Form 10-K for the year     1-7629        10(i)(4)
                effective as of June 2, 1993                      ended December 31, 1993

*10(k)(5)       Fourth Amendment to Exhibit 10(k)(1)              HI's Form 10-K for the year     1-7629        10(i)(5)
                effective as of September 7, 1994                 ended December 31, 1994

*10(k)(6)       Fifth Amendment to Exhibit 10(k)(1)               HI's Form 10-Q for the          1-7629        10(c)
                effective as of August 1, 1995                    quarter ended June 30, 1995

*10(k)(7)       Sixth Amendment to Exhibit 10(k)(1)               HI's Form 10-Q for the          1-7629        10(c)
                effective December 1, 1995                        quarter ended June 30, 1995

*10(k)(8)       Seventh Amendment to Exhibit 10(k)(1)             HI's Form 10-Q for the          1-7629        10(c)
                effective as of January 1, 1997                   quarter ended June 30, 1997

*10(k)(9)       Eighth Amendment to Exhibit 10(k)(1)              Form 10-K for the year          1-3187        10(k)(9)
                effective in part October 1, 1997 and in          ended December 31, 1997
                part January 1, 1998

*10(k)(10)      Ninth Amendment to Exhibit 10(k)(1)               Form 10-K for the year          1-3187        10(k)(10)
                effective as of September 3, 1997                 ended December 31, 1997

*10(l)(1)       Deferred Compensation Plan of the Company         HI's Form 10-K for the year     1-7629        10(d)(3)
                effective as of January 1, 1991                   ended December 31, 1990

*10(l)(2)       First Amendment to Exhibit 10(l)(1)               HI's Form 10-K for the year     1-7629        10(j)(2)
                effective as of January 1, 1991                   ended December 31, 1991

*10(l)(3)       Second Amendment to Exhibit 10(l)(1)              HI's Form 10-Q for the          1-7629        10(g)
                effective as of March 30, 1992                    quarter ended March 31, 1992

                                                                            REPORT OR             SEC FILE OR
   EXHIBIT                                                                REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                 STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------    ------------------------------  ------------- ----------
*10(l)(4)       Third Amendment to Exhibit 10(l)(1)               HI's Form 10-K for the year     1-7629        10(j)(4)
                effective as of June 2, 1993                      ended December 31, 1993

*10(l)(5)       Fourth Amendment to Exhibit 10(l)(1)              HI's Form 10-K for the year     1-7629        10(j)(5)
                effective as of December 1, 1993                  ended December 31, 1993

*10(l)(6)       Fifth Amendment to Exhibit 10(l)(1)               HI's Form 10-K for the year     1-7629        10(j)(6)
                effective as of September 7, 1994                 ended December 31, 1994

*10(l)(7)       Sixth Amendment to Exhibit 10(l)(1)               HI's Form 10-Q for the          1-7629        10(b)
                effective as of August 1, 1995                    quarter ended June 30, 1995

*10(l)(8)       Seventh Amendment to Exhibit 10(l)(1)             HI's Form 10-Q for the          1-7629        10(d)
                effective as of December 1, 1995                  quarter ended June 30, 1996

*10(l)(9)       Eighth Amendment to Exhibit 10(l)(1)              HI's Form 10-Q for the          1-7629        10(d)
                effective as of January 1, 1997                   quarter ended June 30, 1997

*10(l)(10)      Ninth Amendment to Exhibit 10(l)(1)               Form 10-K for the year          1-3187        10(l)(10)
                effective in part August 6, 1997, in part         ended December 31, 1997
                October 1, 1997, and in part January 1,
                1998

*10(l)(11)      Tenth Amendment to Exhibit 10(l)(1)               Form 10-K for the year          1-3187        10(i)(11)
                effective as of September 3, 1997                 ended December 31, 1997

*10(m)(1)       Long-Term Incentive Compensation Plan of          HI's Form 10-Q for the          1-7629        10(c)
                the Company effective as of January 1,            quarter ended June 30, 1989
                1989

*10(m)(2)       First Amendment to Exhibit 10(m)(1)               HI's Form 10-K for the year     1-7629        10(f)(2)
                effective as of January 1, 1990                   ended December 31, 1989

*10(m)(3)       Second Amendment to Exhibit 10(m)(1)              HI's Form 10-K for the year     1-7629        10(k)(3)
                effective as of December 22, 1992                 ended December 31, 1992

*10(m)(4)       Third Amendment to Exhibit 10(m)(1)               HI's Form 10-K for the year     1-3187        10(m)(4)
                effective as of August 6, 1997                    ended December 31, 1997

*10(n)          Form of stock option agreement for                HI's Form 10-Q for the          1-7629        10(h)
                nonqualified stock options granted under          quarter ended March 31, 1992
                the Company's 1989 Long-Term Incentive
                Compensation Plan

*10(o)          Forms of restricted stock agreement for           HI's Form 10-Q for the          1-7629        10(i)
                restricted stock granted under the                quarter ended March 31, 1992
                Company's 1989 Long-Term Incentive
                Compensation Plan

*10(p)(1)       1994 Long-Term Incentive Compensation             HI's Form 10-K for the year     1-7629        10(n)(1)
                Plan of the Company effective as of               ended December 31, 1993
                January 1, 1994

*10(p)(2)       Form of stock option agreement for                HI's Form 10-K for the year     1-7629        10(n)(2)
                non-qualified stock options granted under         ended December 31, 1993
                the Company's 1994 Long-Term Incentive
                Compensation Plan

*10(p)(3)       First Amendment to Exhibit 10(p)(1)               HI's Form 10-Q for the          1-7629        10(e)
                effective as of May 9, 1997                       quarter ended June 30, 1997

*10(p)(4)       Second Amendment to Exhibit 10(p)(1)              Form 10-K for the year          1-3187        10(p)(4)
                effective as of August 6, 1997                    ended December 31, 1997

*10(p)(5)       Third Amendment to Exhibit 10(p)(1)               Form 10-K for the year          1-3187        10(p)(5)
                effective as of January 1, 1998                   ended December 31, 1998

*10(q)(1)       Savings Restoration Plan of the Company           HI's Form 10-K for the year     1-7629        10(f)
                effective as of January 1, 1991                   ended December 31, 1990

*10(q)(2)       First Amendment to Exhibit 10(q)(1)               HI's Form 10-K for the year     1-7629        10(l)(2)
                effective as of January 1, 1992                   ended December 31, 1991

*10(q)(3)       Second Amendment to Exhibit 10(q)(1)              Form 10-K for the year          1-3187        10(q)(3)
                effective in part, August 6, 1997, and in         ended December 31, 1997
                part, October 1, 1997

                                                                            REPORT OR             SEC FILE OR
   EXHIBIT                                                                REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                 STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------    ------------------------------  ------------- ----------
*10(r)(1)       Director Benefits Plan, effective as of           HI's Form 10-K for the year     1-7629        10(m)
                January 1, 1992                                   ended December 31, 1991

*10(r)(2)       First Amendment to Exhibit 10(r)(1)               Form 10-K for the year          1-7629        10(m)(1)
                effective as of August 6, 1997                    ended December 31, 1998

*10(s)(1)       Executive Life Insurance Plan of the              HI's Form 10-K for the year     1-7629        10(q)
                Company effective as of January 1, 1994           ended December 31, 1993

*10(s)(2)       First Amendment to Exhibit 10(s)(1)               HI's Form 10-Q for the          1-7629        10
                effective as of January 1, 1994                   quarter ended June 30, 1995

*10(s)(3)       Second Amendment to Exhibit 10(s)(1)              Form 10-K for the year          1-3187        10(s)(3)
                effective as of August 6, 1997                    ended December 31, 1997

*10(t)          Employment and Supplemental Benefits              HI's Form 10-Q for the          1-7629        10(f)
                Agreement between HL&P and Hugh Rice Kelly        quarter ended March 31, 1987

*10(u)(1)       Houston Industries Incorporated Savings           Company's Form 10-K for the     1-7629        10(s)(4)
                Trust between the Company and The                 year ended December 31, 1995
                Northern Trust Company, as Trustee (as
                amended and restated effective April 1, 1999)

10(u)(2)        Note Purchase Agreement between the               HI's Form 10-K for the year     1-7629        10(j)(3)
                Company and the ESOP Trustee, dated as of         ended December 31, 1990
                October 5, 1990

+10(u)(3)       Reliant Energy, Incorporated Master
                Retirement Trust (as amended and restated
                effective January 1, 1999 and renamed
                effective May 5, 1999)

10(v)(1)        Stockholder's Agreement dated as of July          Schedule 13-D dated July 6,     5-19351       2
                6, 1995 between the Company and Time              1995
                Warner Inc.

10(v)(2)        Registration Rights Agreement dated as of         Schedule 13-D dated July 6,     5-19351       3
                July 6, 1995 between the Company and Time         1995
                Warner Inc.

10(v)(3)        Amendment to Exhibits 10(v)(1) and                HI's Form 10-K for the year     1-7629        10(x)(4)
                10(v)(2) dated November 18, 1996                  ended December 31, 1996

10(v)(4)        Certificate of Voting Powers,                     Schedule 13-D dated July 6,     5-19351       4
                Designations, Preferences and Relative            1995
                Participating, Optional or Other Special
                Rights, and Qualifications, Limitations
                or Restrictions Thereof of Series D
                Convertible Preferred Stock of Time
                Warner Inc.

*10(w)(1)       Houston Industries Incorporated Executive         Form 10-K for the
                Deferred Compensation Trust, effective            year ended December 31, 1995    1-7629        10(7)
                as of December 19, 1995

*10(w)(2)       First Amendment to Exhibit 10(w)(1)               Form 10-Q for the quarter       1-3187        10
                effective as of August 6, 1997                    ended June 30, 1998

*10(x)          Supplemental Pension Agreement, dated             Registration Statement on       333-11329     10(aa)
                July 17, 1996, between the Company and            Form S-4
                Lee W. Hogan

*10(y)          Consulting Agreement, dated January 14,           HI's Form 10-K for the year     1-7629        10(bb)
                1997, between the Company and Milton              ended December 31, 1996
                Carroll

*10(z)(1)       Employment Agreement, dated February 25,          HI's Form 10-K for the year     1-7629        10(cc)
                1997, between the Company and Don D.              ended December 31, 1996
                Jordan

*10(z)(2)       Amended and Restated Employment                   Form 10-K for the year          1-3187        10(z)(2)
                Agreement, dated November 7, 1997,                ended December 31, 1997
                between the Company and Don D. Jordan

*10(aa)(1)      Executive Severance Benefits Plan of the          Form 10-K for the year          1-3187        10(aa)(1)
                Company and Summary Plan Description              ended December 31, 1997
                effective as of September 3, 1997

*10(aa)(2)      Form of Severance Agreements between the          Form 10-K for the year          1-3187        10(aa)(2)
                Company and each of the following                 ended December 31, 1997
                executive officers:  Lee W. Hogan, Hugh
                Rice Kelly, R. Steve Letbetter, and
                Stephen W. Naeve

                                                                            REPORT OR             SEC FILE OR
   EXHIBIT                                                                REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                 STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------    ------------------------------  ------------- ----------
*10(aa)(3)      Form of Severance Agreements, between the         Form 10-K for the year          1-3187        10(aa)(3)
                Company and each of the following                 ended December 31, 1998
                executive officers: David M. McClanahan,
                Charles M. Oglesby, Joe Bob Perkins, and
                Mary P. Ricciardello

+*10(aa)(4)     Separation Agreement between Reliant Energy
                and Don D. Jordan, effective December 1, 1999

*10(bb)(1)      Employment Agreement, dated as of                 Form 10-K for the year          1-3187        10(bb)(1)
                February 16, 1998, between Reliant Energy         ended December 31, 1998
                and Charles M. Oglesby, and Waiver and
                Release pertaining thereto

 *10(bb)(2)     Employment Agreement, effective as of June        Form 8-K for the quarter        1-3187        10(bb)(2)
                1, 1999, between Reliant Energy and Don D.        ended March 31, 1999
                Jordan

+*10(bb)(3)     Employment Agreement effective January 1, 1999
                between Reliant Energy and Wayne D. Stinnett

+*10(bb)(4)     Employment Agreement effective January 1, 1999
                between Reliant Energy and Rollie G. Bohall

+*10(cc)(1)     Reliant Energy Incorporated Savings Plan
                (as amended and restated effective April 1,
                1999)

+*10(cc)(2)     Sixth Amendment to Exhibit 10(cc)(1)
                effective as of April 1, 1999

+*10(cc)(3)     Seventh Amendment to Exhibit 10(cc)(1)
                dated April 29, 1999

+*10(dd)        Reliant Energy, Incorporated Business Unit
                Performance Share Plan effective as of
                January 6, 1999

+12             Computation of Ratios of Earnings to
                Fixed Charges

+21             Subsidiaries of Reliant Energy


+23             Consent of Deloitte & Touche LLP

+27             Financial Data Schedule

99(a)           Letter, dated February 2, 1999, from              Form 10-K for the year          1-3187
                Secretary of State of the State of Texas          ended December 31, 1998
                regarding Assumed Name filed by Houston
                Industries Incorporated to conduct
                business under the name Reliant Energy,
                Incorporated

(B)  RELIANT ENERGY RESOURCES CORP.

                                                                            REPORT OR             SEC FILE OR
   EXHIBIT                                                                REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                 STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------    ------------------------------  ------------- ----------
2(a)(1)        Agreement and Plan of Merger among the               HI's Form 8-K dated August     1-7629        2
               Company, HL&P, HI Merger, Inc. and NorAm             11, 1996
               dated August 11, 1996

2(a)(2)        Amendment to Agreement and Plan of                   Registration Statement on      333-11329     2(c)
               Merger among the Company, HL&P, HI                   Form S-4
               Merger, Inc. and NorAm dated August 11,
               1996

3(a)(1)        Certificate of Incorporation of Resources            Form 10-K for the year ended   1-3187        3(a)(1)
                                                                    December 31, 1997

3(a)(2)        Certificate of Merger merging former                 Form 10-K for the year ended   1-3187        3(a)(2)
               NorAm Energy Corp. with and into HI                  December 31, 1997
               Merger, Inc. dated August 6, 1997

3(a)(3)        Certificate of Amendment changing the                Form 10-K for the year ended   1-3187        3(a)(3)
               name to Reliant Energy Resources Corp.               December 31, 1998

3(b)           Bylaws of Resources                                  Form 10-K for the year ended   1-3187        3(b)
                                                                    December 31, 1997

4(a)(1)        Indenture, dated as of December 1, 1986,             NorAm's Form 10-K for the      1-13265       4.14
               between NorAm and Citibank, N.A., as                 year ended December 31, 1986
               Trustee

                                                                            REPORT OR             SEC FILE OR
   EXHIBIT                                                                REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                 STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------    ------------------------------  ------------- ----------
4(a)(2)        First Supplemental Indenture to Exhibit              Form 10-K for the year ended   1-3187        4(a)(2)
               4(a)(1) dated as of September 30, 1988               December 31, 1997

4(a)(3)        Second Supplemental Indenture to Exhibit             Form 10-K for the year ended   1-3187        4(a)(3)
               4(a)(1) dated as of November 15, 1989                December 31, 1997

4(a)(4)        Third Supplemental Indenture to Exhibit              Form 10-K for the year ended   1-3187        4(a)(4)
               4(a)(1) dated as of August 6, 1997                   December 31, 1997

4(b)(1)        Indenture, dated as of March 31, 1987,               NorAm's Registration           33-14586      4.20
               between NorAm and Chase Manhattan Bank,              Statement on Form S-3
               N.A., as Trustee, authorizing 6%
               Convertible Subordinated Debentures due
               2012

4(b)(2)        Supplemental Indenture to Exhibit                    Form 10-K for the year ended   1-3187        4(b)(2)
               4(b)(1) dated as of August 6, 1997                   December 31, 1997

4(c)(1)        Indenture, dated as of April 15, 1990,               NorAm's Registration           33-23375      4.1
               between NorAm and Citibank, N.A., as                 Statement on Form S-3
               Trustee

4(c)(2)        Supplemental Indenture to Exhibit                    Form 10-K for the year ended   1-3187        4(c)(2)
               4(c)(1) dated as of August 6, 1997                   December 31, 1997

4(d)(1)        Form of Indenture between NorAm and The              NorAm's Registration           33-64001      4.8
               Bank of New York as Trustee                          Statement on Form S-3

4(d)(2)        Form of First Supplemental Indenture to              NorAm's Form 8-K dated June    1-13265       4.01
               Exhibit 4(d)(1)                                      10, 1996

4(d)(3)        Second Supplemental Indenture to Exhibit             Form 10-K for the year ended   1-3187        4(d)(3)
               4(d)(1) dated as of August 6, 1997                   December 31, 1997

4(e)           Indenture, dated as of December 1, 1997,             Registration Statement on      333-41017     4.1
               between Resources and Chase Bank of                  Form S-3
               Texas, National Association

4(f)(1)        Indenture, dated as of February 1, 1998,             Form 8-K dated February 5,     1-13265       4.1
               between the Company and Chase Bank of                1998
               Texas, National Association, as Trustee

4(f)(2)        Supplemental Indenture No. 1, dated as               Form 8-K dated February 5,     1-13265       4.2
               of February 1, 1998, providing for the               1998
               issuance of the Company's 6 1/2%
               Debentures due February 1, 2008

     There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10% of the total assets of Resources. Resources hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                            REPORT OR             SEC FILE OR
   EXHIBIT                                                                REGISTRATION            REGISTRATION   EXHIBIT
   NUMBER                       DESCRIPTION                                 STATEMENT                NUMBER     REFERENCE
-------------- -----------------------------------------------    ------------------------------  ------------- ----------
10(a)          Service Agreement by and between                      NorAm's Form 10-K for the      1-13265       10.20
               Mississippi River Transmission                        year ended December 31, 1989
               Corporation and Laclede Gas Company
               dated August 22, 1989

+12            Computation of Ratios of Earnings to
               Fixed Charges

+27            Financial Data Schedule