Form 10-Q
period 2000-03-31
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 2000-05-15
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---  ---
As of May 5, 2000, Reliant Energy, Incorporated had 293,420,705 shares of common stock outstanding, including 9,249,489 ESOP shares not deemed outstanding for financial statement purposes and excluding 4,802,426 shares held as treasury stock. As of May 5, 2000, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

THIS COMBINED QUARTERLY REPORT ON FORM 10-Q IS SEPARATELY FILED BY RELIANT ENERGY, INCORPORATED (RELIANT ENERGY) AND RELIANT ENERGY RESOURCES CORP. (RESOURCES CORP.). INFORMATION CONTAINED HEREIN RELATING TO RESOURCES CORP. IS FILED BY RELIANT ENERGY AND SEPARATELY BY RESOURCES CORP. ON ITS OWN BEHALF. RESOURCES CORP. MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO RELIANT ENERGY (EXCEPT AS IT MAY RELATE TO RESOURCES CORP. AND ITS SUBSIDIARIES) OR ANY OTHER AFFILIATE OR SUBSIDIARY OF RELIANT ENERGY.


                          RELIANT ENERGY, INCORPORATED
                       AND RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Reliant Energy:
                  Financial Statements.........................................................................1
                           Statements of Consolidated Income
                           Three Months Ended March 31, 2000 and 1999..........................................1
                           Consolidated Balance Sheets
                           March 31, 2000 and December 31, 1999................................................2
                           Statements of Consolidated Cash Flows
                           Three Months Ended March 31, 2000 and 1999..........................................4
                           Notes to Unaudited Consolidated Financial Statements................................5
                  Management's  Discussion  and Analysis of Financial  Condition and Results of Operations
                           of the Company.....................................................................13
                  Quantitative and Qualitative Disclosures about Market Risk of the Company...................21

           Resources Corp.:
                  Financial Statements........................................................................22
                           Statements of Consolidated Income
                           Three Months Ended March 31, 2000 and 1999.........................................22
                           Consolidated Balance Sheets
                           March 31, 2000 and December 31, 1999...............................................23
                           Statements of Consolidated Cash Flows
                           Three Months Ended March 31, 2000 and 1999.........................................25
                           Notes to Unaudited Consolidated Financial Statements...............................26
                  Management's Narrative Analysis of the Results of Operations of Resources...................30

PART II.   OTHER INFORMATION
                  Legal Proceedings...........................................................................32
                  Other Information...........................................................................32
                  Exhibits and Reports on Form 8-K............................................................33

                          PART I. FINANCIAL INFORMATION

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED MARCH 31,
                                                                 ----------------------------
                                                                     2000            1999
                                                                 ------------    ------------
REVENUES                                                          $ 4,234,103    $ 2,642,904

EXPENSES:
  Fuel and cost of gas sold ...................................     2,340,191      1,432,376
  Purchased power .............................................       784,934        328,507
  Operation and maintenance ...................................       469,877        395,787
  Taxes other than income taxes ...............................       111,505        107,984
  Depreciation and amortization ...............................       181,501        190,585
                                                                  -----------    -----------
      Total ...................................................     3,888,008      2,455,239
                                                                  -----------    -----------
OPERATING INCOME ..............................................       346,095        187,665
                                                                  -----------    -----------

OTHER INCOME (EXPENSE):
  Unrealized gain in Time Warner investment ...................     1,523,683             --
  Unrealized loss on indexed debt securities ..................    (1,523,625)      (331,311)
  Other, net ..................................................        19,813         13,465
                                                                  -----------    -----------
      Total ...................................................        19,871       (317,846)
                                                                  -----------    -----------

INTEREST AND OTHER CHARGES:
  Interest ....................................................       162,985        126,263
  Distribution on trust preferred securities ..................        13,892          9,791
                                                                  -----------    -----------
      Total ...................................................       176,877        136,054
                                                                  -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES AND PREFERRED DIVIDENDS .....       189,089       (266,235)
Income Tax Expense (Benefit) ..................................        55,936        (56,543)
                                                                  -----------    -----------
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS ......................       133,153       (209,692)
Preferred Dividends ...........................................            97             97
                                                                  -----------    -----------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS .........   $   133,056    $  (209,789)
                                                                  ===========    ===========

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE ...................   $      0.47    $     (0.74)
                                                                  ===========    ===========

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                            MARCH 31,      DECEMBER 31,
                                                                              2000             1999
                                                                          -----------      ------------
CURRENT ASSETS:
   Cash and cash equivalents ...........................................  $    95,032       $    89,078
   Investment in Time Warner common stock ..............................    5,503,144         3,979,461
   Accounts receivable - net ...........................................    1,115,305         1,104,640
   Accrued unbilled revenues ...........................................      150,927           172,629
   Fuel stock and petroleum products ...................................       96,557           152,292
   Materials and supplies, at average cost .............................      206,746           188,167
   Price risk management assets ........................................      530,645           435,336
   Prepayments and other current assets ................................       70,862           131,666
                                                                          -----------       -----------
     Total current assets ..............................................    7,769,218         6,253,269
                                                                          -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment .......................................   20,392,526        20,133,720
   Less accumulated depreciation and amortization ......................    6,961,431         6,866,325
                                                                          -----------       -----------
     Property, plant and equipment - net ...............................   13,431,095        13,267,395
                                                                          -----------       -----------

OTHER ASSETS:
   Goodwill and other intangibles - net ................................    2,982,695         3,034,361
   Equity investments and advances to unconsolidated subsidiaries ......    1,023,658         1,022,210
   Regulatory assets ...................................................    1,702,551         1,739,507
   Price risk management assets ........................................      331,681           148,722
   Other ...............................................................      819,671           755,472
                                                                          -----------       -----------
     Total other assets ................................................    6,860,256         6,700,272
                                                                          -----------       -----------

       Total Assets ....................................................  $28,060,569       $26,220,936
                                                                          ===========       ===========

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                          MARCH 31,     DECEMBER 31,
                                                                            2000            1999
                                                                        -----------     ------------
CURRENT LIABILITIES:
   Short-term borrowings ............................................   $  3,409,603    $  2,879,211
   Current portion of long-term debt ................................      5,788,228       4,382,136
   Accounts payable .................................................      1,033,915       1,036,839
   Taxes accrued ....................................................        247,589         227,058
   Interest accrued .................................................        137,677         116,274
   Dividends declared ...............................................        110,132         110,811
   Price risk management liabilities ................................        500,371         431,135
   Accumulated deferred income taxes ................................        424,094         415,591
   Business purchase obligation .....................................             --         431,570
   Other ............................................................        352,117         360,109
                                                                        ------------    ------------
     Total current liabilities ......................................     12,003,726      10,390,734
                                                                        ------------    ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes ................................      2,469,778       2,451,619
   Unamortized investment tax credits ...............................        269,480         270,243
   Price risk management liabilities ................................        308,045         117,437
   Benefit obligations ..............................................        372,282         400,849
   Business purchase obligation .....................................             --         596,303
   Other ............................................................      1,066,793       1,020,837
                                                                        ------------    ------------
     Total deferred credits and other liabilities ...................      4,486,378       4,857,288
                                                                        ------------    ------------

LONG-TERM DEBT ......................................................      5,514,748       4,961,310
                                                                        ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 10)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES
   OF THE COMPANY ...................................................        705,373         705,272
                                                                        ------------    ------------

STOCKHOLDERS' EQUITY:
   Cumulative preferred stock .......................................          9,740           9,740
   Common stock .....................................................      3,198,006       3,182,751
   Treasury stock ...................................................       (120,602)        (93,296)
   Unearned ESOP stock ..............................................       (176,169)       (199,226)
   Retained earnings ................................................      2,527,758       2,500,181
   Accumulated other comprehensive loss .............................        (88,389)        (93,818)
                                                                        ------------    ------------
     Total stockholders' equity .....................................      5,350,344       5,306,332
                                                                        ------------    ------------

       Total Liabilities and Stockholders' Equity ...................   $ 28,060,569    $ 26,220,936
                                                                        ============    ============


             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------
                                                                          2000            1999
                                                                       -----------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to common stockholders ............   $   133,056    $  (209,789)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ..................................       181,501        190,585
    Deferred income taxes ..........................................         6,334       (123,153)
    Investment tax credits .........................................          (763)        (5,022)
    Unrealized gain on Time Warner investment ......................    (1,523,683)            --
    Unrealized loss on indexed debt securities .....................     1,523,625        331,311
    Undistributed net loss of unconsolidated subsidiaries ..........         1,318         74,362
    Impairment of marketable equity securities .....................        22,185             --
    Changes in other assets and liabilities:
      Accounts receivable, net .....................................         8,838         25,001
      Inventories ..................................................        54,581        117,537
      Accounts payable .............................................          (951)       (92,532)
      Federal tax refund ...........................................        52,817             --
      Other, net ...................................................        (8,906)       (94,068)
                                                                       -----------    -----------
        Net cash provided by operating activities ..................       449,952        214,232
                                                                       -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................      (403,608)      (179,039)
  Business acquisition .............................................      (986,539)            --
  Investment and advances to unconsolidated affiliates .............        (2,800)        19,361
  Other, net .......................................................        32,351         (1,716)
                                                                       -----------    -----------
        Net cash used in investing activities ......................    (1,360,596)      (161,394)
                                                                       -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of trust preferred securities, net ............            --        362,994
  Proceeds from long-term debt, net ................................        41,967             --
  Increase (decrease) in short-term borrowing, net .................     1,147,552        (74,736)
  Payments of long-term debt .......................................      (157,537)      (176,542)
  Payment of common stock dividends ................................      (105,890)      (106,767)
  Purchase of treasury stock .......................................       (27,306)            --
  Other, net .......................................................        15,565         (3,665)
                                                                       -----------    -----------
      Net cash provided by financing activities ....................       914,351          1,284
                                                                       -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................         2,247             --
                                                                       -----------    -----------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................         5,954         54,122

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................        89,078         29,673
                                                                       -----------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................   $    95,032    $    83,795
                                                                       ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
  Interest (net of amounts capitalized) ............................   $   111,309    $   113,116
  Income taxes .....................................................            94         28,308


             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         Included in this combined Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (the Company), and for Reliant Energy Resources Corp. (Resources Corp.) and its subsidiaries (collectively, Resources) are Reliant Energy's and Resources Corp.'s consolidated interim financial statements and notes (Interim Financial Statements) including such companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and Resources Corp. (Resources Corp. Form 10-K) for the year ended December 31, 1999.

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

         The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect the earnings of the Company.

         The following notes to the consolidated financial statements in the Reliant Energy Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

         Notes to Consolidated Financial Statements of Reliant Energy (Reliant Energy 10-K Notes): Note 1(d) (Regulatory Assets), Note 1(m) (Foreign Currency Adjustments), Note 2 (Business Acquisitions), Note 3 (Texas Electric Choice Plan and Discontinuance of SFAS No. 71 for Electric Generation Operations), Note 4 (Transition Plan), Note 5 (Derivative Financial Instruments), Note 6 (Jointly Owned Electric Utility Plant),
         Note 7 (Equity Investments and Advances to Unconsolidated Subsidiaries), Note 8 (Indexed Debt Securities (ACES and ZENS) and Time Warner Securities) and Note 14 (Commitments and Contingencies).

         For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 10.

         The Company recognizes repair and maintenance costs incurred in connection with planned major maintenance under the "accrual in advance" method for its non-rate regulated power generation operations. Under the accrual in advance method, the Company estimates the costs of planned major maintenance and accrues the related expense over the maintenance cycle. As of March 31, 2000 and December 31, 1999, the Company's maintenance reserve included in other deferred credits and in other liabilities in its Consolidated Balance Sheets was $63 million and $61 million, respectively.

(2) TEXAS ELECTRIC CHOICE PLAN AND DISCONTINUANCE OF SFAS NO. 71 FOR ELECTRIC GENERATION OPERATIONS

         In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation). The Legislation substantially amends the regulatory structure governing electric utilities in Texas in order to allow retail competition. In June 2001, pilot projects for 5% of each utility's combined load of all customer classes will begin under the Legislation. Retail competition for all other customers will begin on January 1, 2002. In preparation for that competition, the Company expects to make significant changes in the electric utility operations conducted through Reliant Energy HL&P, an unincorporated division of Reliant Energy. In addition, the Legislation requires the Public Utility Commission of Texas (Texas Utility Commission) to issue a number of new rules and determinations in implementing the Legislation. For additional information on the Legislation, see Note 3 of the Reliant Energy 10-K Notes.

         Historically, Reliant Energy HL&P has applied the accounting policies established in Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). The Company believes that the Legislation provides sufficient detail regarding the deregulation of the Company's electric generation operations to require it to discontinue the use of SFAS No. 71 for those operations. Effective June 30, 1999, the Company discontinued SFAS No. 71 for its electric generation operations. For additional information on the effect on the Company's consolidated financial statements due to the discontinuance of SFAS No. 71 for electric generation operations, see Notes 1(d), 1(g) and 3 of the Reliant Energy 10-K Notes.

         The transmission and distribution business of Reliant Energy HL&P will continue to be subject to cost-of-service rate regulation and will be responsible for the delivery of electricity to retail customers. Pursuant to the Legislation, on March 31, 2000, Reliant Energy HL&P filed proposed tariffs with the Texas Utility Commission, which are to be effective on January 1, 2002 for its transmission and distribution operations.

(3)      ACQUISITION

         On March 1, 2000, the Company purchased the remaining 48% of the shares of N.V. UNA (UNA), a Dutch power generation company, for $987 million. At December 31, 1999, the Company recorded the commitment for this purchase as a business purchase obligation in the Company's Consolidated Balance Sheet based on an exchange rate of 2.19 Dutch guilders (NLG) per U.S. dollar (the exchange rate on December 31, 1999). Effective October 1, 1999, the Company recorded 100% of the operating results of UNA. On a preliminary basis, the Company's fair value adjustments related to the acquisition of UNA primarily included increases in property, plant and equipment, long-term debt and related deferred taxes. The Company expects to finalize these fair value adjustments during 2000; however, the Company does not anticipate that any additional adjustments will be material. For additional information regarding the acquisition of UNA, see Note 2 of the Reliant Energy 10-K Notes.

(4)      DEPRECIATION AND AMORTIZATION

         The Company's depreciation expense for the first quarter of 2000 was $91 million, compared to $139 million for the same period in 1999. Goodwill amortization relating to acquisitions was $21 million for the first quarter of 2000 compared to $14 million for the same period in 1999. Other amortization expense, including amortization of regulatory assets, was $70 million and $38 million in the first quarter of 2000 and 1999, respectively.

         In June 1998, the Texas Utility Commission issued an order approving a transition to competition plan (Transition Plan) filed by Reliant Energy HL&P in December 1997. Pursuant to the Transition Plan, the Company recorded $13 million of additional depreciation and redirected $51 million of transmission and distribution depreciation to generation assets for the three months ended March 31, 1999. For information regarding the additional depreciation of electric utility generating assets and the redirection of transmission and distribution depreciation to generation assets under the Transition Plan, see Note 1(g) of the Reliant Energy 10-K Notes. The Legislation provides that depreciation expense for transmission and distribution related assets may be redirected to generation assets from 1999 through 2001 for regulatory purposes. Because the electric generation operations portion of Reliant Energy HL&P discontinued application of SFAS No. 71 effective June 30, 1999, such operations can no longer record additional or redirected depreciation for financial reporting purposes. However, for regulatory purposes, the Company continues to redirect transmission and distribution depreciation to generation assets. As of March 31, 2000 and December 31, 1999, the cumulative amount of redirected depreciation for regulatory purposes was $447 million and $393 million, respectively.

         The Company reassessed the economic lives of Reliant Energy HL&P's generation plant and equipment in 1999 and certain prospective depreciation rates were revised due to changing economic circumstances as a result of the Legislation. This change in depreciation rates reduced depreciation expense for Reliant Energy HL&P's generation plant and equipment by $18 million for the first quarter of 2000.

         In 1999, the Company determined that approximately $800 million of Reliant Energy HL&P's electric generation assets was impaired. The Legislation provides for recovery of this impairment through regulated cash flows; therefore, a regulatory asset was recorded for an amount equal to the impairment in the Company's Consolidated Balance Sheets. The Company is amortizing this regulatory asset as it is recovered from regulated cash flows. During the three months ended March 31, 2000, the Company recorded $52 million of amortization expense related to the recoverable impaired plant costs and other deferred debits created from discontinuing SFAS No. 71.

         Pursuant to the Legislation, the Company is allowed to recover generation related regulatory assets and liabilities reported in the Reliant Energy Form 10-K as of December 31, 1998. Therefore, the Company has discontinued amortizing certain generation related regulatory assets upon discontinuance of SFAS No. 71. For additional information regarding the discontinuance of SFAS No. 71 for electric generation operations, see Notes 1(d) and 3 of the Reliant Energy 10-K Notes.

(5)      COMPREHENSIVE INCOME

         The Company had total comprehensive income of $138 million in the first quarter of 2000 and a total comprehensive loss of $259 million in the first quarter of 1999. In the first quarter of 2000, the Company recorded a $14 million after-tax impairment loss in the Company's Statement of Consolidated Income on marketable equity securities classified as "available for sale." The following table summarizes the components of total comprehensive income.

                                                                              FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             ---------------------------------------
                                                                                     2000                1999
                                                                             -------------------    ----------------
                                                                                           (IN MILLIONS)
Net income (loss) .........................................................        $ 133                 $(210)
Other comprehensive income (loss):
  Foreign currency translation adjustments ................................          (10)                  (51)
  Unrealized gain on available for sale securities ........................            1                     2
  Plus: Reclassification adjustment for impairment loss on available ......
    for sale securities realized in net income ............................           14                    --
                                                                                   -----                 -----
Comprehensive income (loss) ...............................................        $ 138                 $(259)
                                                                                   =====                 =====

(6)      LONG-TERM DEBT AND SHORT-TERM BORROWINGS

         The following table summarizes the Company's consolidated long-term debt and short-term borrowings outstanding:

                                               MARCH 31, 2000          DECEMBER 31, 1999
                                          ------------------------  -------------------------
                                           LONG-TERM   CURRENT (1)   LONG-TERM    CURRENT (1)
                                          ----------- ------------  -----------  ------------
                                                            (IN MILLIONS)
Short-term borrowings ....................   $   --     $3,410         $   --        $2,879
Long-term debt - net:
  Indexed debt securities (2) ............       --      5,503             --         3,980
  Debentures .............................    1,761         --          1,795            --
  First mortgage bonds ...................    1,261         --          1,261           150
  Pollution control bonds ................    1,046         --          1,046            --
  Notes payable ..........................    1,427        284            839           251
  Capital leases .........................       12          1             12             1
  Unamortized discount and premium .......        8         --              8            --
                                             ------     ------         ------        ------
Total long-term debt .....................    5,515      5,788          4,961         4,382
                                             ------     ------         ------        ------
  Total ..................................   $5,515     $9,198         $4,961        $7,261
                                             ======     ======         ======        ======

----------------
(1)      Includes amounts due within one year.
(2) As these securities are indexed to Time Warner common stock, any increase in the value of Time Warner common stock results in a corresponding increase in Reliant Energy's obligation under the indexed debt securities. For additional information, see Note 8 of the Reliant Energy 10-K Notes.

(a)      Short-term Borrowings.

         As of March 31, 2000, the Company had credit facilities, which included the facilities of several financing subsidiaries, UNA and Resources Corp., that provided for an aggregate of $5.2 billion in committed credit (including the Euro 600 million facility discussed below) of which $1.2 billion was unused. In addition, one of the credit facilities included a $65 million sub-facility under which letters of credit may be obtained. Letters of credit under the sub-facility aggregated $40 million as of March 31, 2000.

         In February 2000, the Company established a $650 million revolving credit facility that terminates on May 31, 2000. At March 31, 2000, borrowings under this facility were $650 million at an interest rate of 6.65%. In February 2000, the Company established a $200 million revolving credit facility that will terminate on May 31, 2000. At March 31, 2000, borrowings under this facility were $150 million at an interest rate of 6.52%.

(b)      Long-term Debt.

         In February 2000, the Company established a Euro 600 million three-year term loan facility of which $573 million (based on the exchange rate on March 31, 2000 of 0.9553 Euro per U.S. dollar) was outstanding at March 31, 2000 at an interest rate of 4.43%. Borrowings under this facility have been classified as long-term debt based upon the expiration date of the committed credit facility and the Company's intent and ability to borrow under such facility for more than one year.

         In March 2000, the Company repaid $150 million of its 6.1% first mortgage bonds at maturity.

(7)      EARNINGS PER SHARE

         The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                                  FOR THE THREE MONTHS ENDED MARCH 31,
                                                                 --------------------------------------
                                                                       2000                1999
                                                                 -----------------    -----------------
                                                                  (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
  Basic EPS Calculation:
    Income (loss) before preferred dividends ......................   $ 133,153          $(209,692)
    Less: Preferred dividends .....................................          97                 97
                                                                      ---------          ---------
    Net income (loss) attributable to common stockholders .........   $ 133,056          $(209,789)
                                                                      =========          =========

  Weighted average shares outstanding .............................     283,078            284,967

  Basic EPS .......................................................   $    0.47          $   (0.74)
                                                                      =========          =========

  Diluted EPS Calculation:
    Net income (loss) attributable to common stockholders .........   $ 133,056          $(209,789)
    Plus: Income impact of assumed conversions
      Interest on 6 1/4% trust preferred securities ...............           7                 --
                                                                      ---------          ---------
    Total effect assuming dilution ................................   $ 133,063          $(209,789)
                                                                      =========          =========

  Weighted average shares outstanding .............................     283,078            284,967
    Plus: Incremental shares from assumed conversions (1)(2)
      Stock options ...............................................         466                 --
      Restricted stock ............................................         684                 --
      6 1/4% trust preferred securities ...........................          23                 --
                                                                      ---------          ---------
    Weighted average shares assuming dilution .....................     284,251            284,967
                                                                      =========          =========

  Diluted EPS .....................................................   $    0.47          $   (0.74)
                                                                      =========          =========

---------

(1) For the three months ended March 31, 2000, the computation of diluted EPS excludes purchase options for 1,153,000 shares of common stock that have exercise prices (ranging from $22.28 to $32.22 per share) greater than the $22.27 per share average market price.

(2) No assumed conversions were included in the computation of diluted EPS for the 1999 period because additional shares outstanding would result in an anti-dilutive per share amount. The computation of diluted EPS for the 1999 period excludes 730,000 shares of restricted stock, 27,000 shares for assumed conversion of trust preferred securities and purchase options for 661,000 shares of common stock, which would be anti-dilutive if exercised.

(8)      CAPITAL STOCK

(a)      Common Stock.

         Reliant Energy has 700,000,000 authorized shares of common stock. At March 31, 2000, 298,185,768 shares of Reliant Energy common stock were issued and 283,997,861 shares of Reliant Energy common stock were outstanding. At December 31, 1999, 297,612,478 shares of Reliant Energy common stock were issued and 283,308,371 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (9,379,489 and 10,679,489 at March 31, 2000 and December 31, 1999, respectively) and (b) treasury shares (4,808,418 and 3,624,618 at March 31, 2000 and December 31, 1999, respectively). Reliant Energy declared dividends of $0.375 per share in the first quarters of 2000 and 1999.

         During the first quarter of 2000, Reliant Energy purchased 1,183,800 shares of its common stock at an average price of $23.07 per share or an aggregate purchase price of $27 million.

(b)      Preference Stock.

         In February 2000, Reliant Energy issued 6,825 shares of Series G preference stock to one of its financing subsidiaries. The series G preference stock is not deemed outstanding for financial reporting purposes because the sole holder is a wholly owned subsidiary of Reliant Energy.

(9)      TRUST PREFERRED SECURITIES

         For information regarding $625 million of preferred securities and $100 million of capital securities previously issued by statutory business trusts formed by Reliant Energy, see Note 11 of the Reliant Energy 10-K Notes. The sole asset of each trust consists of junior subordinated debentures of Reliant Energy having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by that trust.

         For information regarding $173 million of convertible preferred securities previously issued to the public by a statutory business trust formed by Resources Corp., of which $1 million was outstanding at March 31, 2000 and December 31, 1999, see Note 11 of the Reliant Energy 10-K Notes and Note 5 of the Resources Corp. 10-K Notes. The sole asset of the trust consists of junior subordinated debentures of Resources Corp. having an interest rate and maturity date corresponding to the preferred securities, and the principal amount corresponding to the common and preferred securities issued by the trust.

(10)     COMMITMENTS AND CONTINGENCIES

(a)      Legal, Tax and Regulatory Proceedings.

         In February 1996, the cities of Wharton, Galveston and Pasadena (original claimant cities) filed suit, for themselves and a class of all similarly situated cities in Reliant Energy HL&P's service area, against Reliant Energy and Houston Industries Finance Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. Plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. Because the franchise ordinances at issue affecting Reliant Energy HL&P expressly impose fees only on its own receipts and only from sales of electricity for consumption within a city, the Company regards all of plaintiffs' allegations as spurious and is vigorously contesting the case. The plaintiffs' pleadings asserted that their damages exceeded $250 million. The 269th Judicial District Court for Harris County granted partial summary judgment in favor of Reliant Energy dismissing all claims for franchise fees based on sales tax collections. Other motions for partial summary judgment were denied. A six week jury trial of the original claimant cities (but not the class of cities) ended on April 4, 2000 (three cities case). Although the jury found for Reliant Energy on many issues, they found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. The trial court in the three cities case has not entered a judgment on the jury's verdict. Reliant Energy has asked the trial court to enter a judgment in its favor and against the original claimant cities, including the laches defense and also numerous points of law neither disposed of nor prejudiced by the jury verdict. The original claimant cities have asked the trial court to proceed with trials of claims relating to additional cities instead of entering a final judgment at the present time. On May 12, 2000, the trial court ordered the parties to mediation and requested additional briefing from the parties over the next 45 days concerning a possible de-certification of the class and the various other motions.

         The extent to which issues eventually incorporated in the judgment in the three cities case may affect the claims of the other cities served by Reliant Energy HL&P cannot be assessed until judgments are final and no longer subject to appeal. However, the jury findings that support most of the actual damages and all of the punitive damages in the three cities case depend on theories of liability expressly disapproved by the Texas Supreme Court within the past decade. Therefore, the Company estimates the range of possible outcomes for the entire class to be between zero and $17 million inclusive of interest and attorneys' fees. Regardless of the judgment entered by the trial court in the three cities case, or as to the remaining cities, the case will be appealed promptly following the entry of an appealable judgment or order. The Company believes that the jury verdict in the three cities case resulted from serious errors of law and that the entire verdict will be set aside either by the trial court or by the appellate courts of Texas.

         The Company is involved in other legal, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b)      Environmental Matters.

         The Company is a defendant in litigation arising out of the environmental remediation of a site in Corpus Christi, Texas. The litigation was instituted in 1985 by adjacent landowners. The litigation is pending before the United States District Court for the Southern District of Texas, Corpus Christi Division. The site was operated by third parties as a metals reclaiming operation. Although the Company neither operated nor owned the site, certain transformers and other equipment originally sold by the Company may have been delivered to the site by third parties. The Company and others have remediated the site pursuant to a plan approved by appropriate state agencies and a federal court. To date, the Company has recovered or has commitments to recover from other responsible parties $2.2 million of the approximately $3 million it has spent on remediation.

         In 1992, the United States Environmental Protection Agency (EPA) (a) identified the Company, along with several other parties, as "potentially responsible parties" (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) for the costs of cleaning up a site located adjacent to one of the Company's transmission lines in La Marque, Texas and (b) issued an administrative order for the remediation of the site. The Company believes that the EPA took this action solely on the basis of information indicating that the Company in the 1950s acquired record title to a portion of the land on which the site is located. The Company does not believe that it now or previously has held any ownership interest in the property covered by the order and has obtained a judgment to that effect from a court in Galveston County, Texas. Based on this judgment and other defenses that the Company believes to be meritorious, the Company has elected not to adhere to the EPA's administrative order, even though the Company understands that other PRPs are proceeding with site remediation.

To date, neither the EPA nor any other PRP has instituted an action against the Company for any share of the remediation costs for the site. However, if the Company was determined to be a responsible party, the Company could be jointly and severally liable along with the other PRPs for the aggregate remediation costs of the site (which the Company currently estimates to be approximately $80 million in the aggregate) and could be assessed substantial fines and damage claims. Although the ultimate outcome of this matter cannot be predicted at this time, the Company does not believe that this matter will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

         From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

(11)     REPORTABLE SEGMENTS

         The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Financial information for UNA is included in the segment disclosures only for periods beginning after its acquisition date. For additional information regarding the acquisition date of UNA, see Note 2 of the Reliant Energy 10-K Notes. The Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, Reliant Energy Europe, Reliant Energy Latin America and Corporate. For descriptions of the financial reporting segments, see Note 1(a) of the Reliant Energy 10-K Notes. Financial data for business segments are as follows:

                                                   AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                                       ---------------------------------------------------------------------------
                                         REVENUES FROM       INTERSEGMENT         OPERATING
                                         NON-AFFILIATES        REVENUES         INCOME (LOSS)       TOTAL ASSETS
                                       -----------------    --------------     ---------------     ---------------
                                                                      (IN MILLIONS)
Electric Operations .................    $      947          $       --          $      202         $    9,999
Natural Gas Distribution ............           738                  --                  97              3,199
Interstate Pipelines ................            34                  40                  28              2,002
Wholesale Energy ....................         2,038                 137                 (16)             3,223
Reliant Energy Europe ...............           150                  --                  33              3,081
Reliant Energy Latin America ........            21                  --                   3              1,157
Corporate ...........................           306                  14                  (1)             6,189
Reconciling Elimination .............            --                (191)                 --               (789)
                                         ----------           ----------          ----------        ----------
Consolidated ........................    $    4,234          $       --          $      346         $   28,061
                                         ==========          ==========          ==========         ==========

                                             FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                       -----------------------------------------------------
                                        REVENUES FROM       INTERSEGMENT        OPERATING
                                        NON-AFFILIATES        REVENUES         INCOME (LOSS)
                                       ---------------      ------------      --------------
                                                            (IN MILLIONS)
Electric Operations ...................  $      850         $       --          $      142
Natural Gas Distribution ..............         678                 --                  98
Interstate Pipelines ..................          26                 40                  28
Wholesale Energy ......................         939                 69                   1
Reliant Energy Latin America ..........         (51)                --                 (78)
Corporate .............................         201                 19                  (3)
Reconciling Elimination ...............          --               (128)                 --
                                         ----------         ----------          ----------
Consolidated ..........................  $    2,643         $       --          $      188
                                         ==========         ==========          ==========

         Reconciliation of Operating Income to Net Income:

                                                                                 THE THREE MONTHS ENDED MARCH 31,
                                                                             --------------------------------------
                                                                                    2000                1999
                                                                             ------------------    ----------------
                                                                                          (IN MILLIONS)
Operating income ...............................................................  $ 346                 $ 188
Interest expense ...............................................................   (163)                 (126)
Net unrealized loss on indexed debt securities and Time Warner investment ......     --                  (331)
Distribution on trust securities ...............................................    (14)                  (10)
Income tax benefit (expense) ...................................................    (56)                   57
Other income ...................................................................     20                    12
                                                                                  -----                 -----
Net income (loss) attributable to common stockholders ..........................  $ 133                 $(210)
                                                                                  =====                 =====

(12)     SUBSEQUENT EVENT

         On May 12, 2000, the Company purchased from Sithe Energies, Inc. the entities owning non-rate regulated power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having a net generating capacity of approximately 4,300 megawatts (MW). The purchase price for these entities was approximately $2.1 billion. The Company accounted for the acquisition as a purchase. Funds for the acquisition were made available through issuances of commercial paper supported by two committed bridge facilities, one in the amount of $1 billion and one in the amount of $1.15 billion. The $1 billion bridge facility is a 364-day revolving facility that expires in May 2001. The revolving commitment period for the $1.15 billion facility terminates in May 2001, and any outstanding borrowings at that time convert to a one-year term facility.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

         The following discussion and analysis should be read in combination with the Company's Interim Financial Statements contained in this Form 10-Q.

         The Company is a diversified international energy services company, providing energy and energy services in North America, Western Europe and Latin America. It operates one of the United States' largest electric utilities in terms of kilowatt-hour (KWH) sales, and its three natural gas distribution divisions together form the United States' third largest natural gas distribution operation in terms of customers served. The Company invests in international and domestic electric utility privatizations and the development of non-rate regulated power generation projects. The Company is also an interstate natural gas pipeline, providing gas transportation, supply, gathering and storage. It also engages in wholesale energy marketing and trading.

         The Company's financial reporting segments include: Electric Operations, Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, Reliant Energy Europe, Reliant Energy Latin America and Corporate. For segment reporting information, see Note 11 to the Company's Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                       ---------------------------------
                                                                            2000                1999
                                                                       -------------          ----------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ...............................................................   $ 4,234             $ 2,643
Operating Expenses .....................................................    (3,888)             (2,455)
                                                                           -------             -------
Operating Income .......................................................       346                 188
Other Income ...........................................................        20                  13
Interest Expense and Other Charges .....................................      (177)               (136)
Net Unrealized Loss on Indexed Debt Securities and Time Warner .........
   Investment ..........................................................        --                (331)
Income Tax (Expense) Benefit ...........................................       (56)                 56
                                                                           -------             -------
Net Income (Loss) Attributable to Common Stockholders ..................   $   133             $  (210)
                                                                           =======             =======
Basic and Diluted Earnings (Loss) Per Share ............................   $  0.47             $ (0.74)

         First Quarter of 2000 Compared to First Quarter of 1999. The Company reported consolidated net income of $133 million ($0.47 per share) for the first quarter of 2000 compared to a consolidated net loss of $210 million ($0.74 per share) in the first quarter of 1999. The 1999 results reflect a $215 million after-tax, non-cash, unrealized accounting loss on indexed debt securities and a $91 million after-tax, non-cash loss resulting from the effect of the devaluation of the Brazilian real on equity earnings of the Company's Brazilian investments.

         After adjusting for the charges described above, the Company would have had consolidated net income of $96 million ($0.34 per share) in the first quarter of 1999 compared to $133 million ($0.47 per share) in the first quarter of 2000. The $37 million increase in consolidated net income was primarily due to increased earnings from the Electric Operations segment and the addition of earnings from the Reliant Energy Europe segment established in the fourth quarter of 1999 with the acquisition of UNA, a Dutch power generation company. For additional information on the acquisition of UNA, see Note 3 to the Company's Interim Financial Statements and Note 2 to the Reliant Energy 10-K Notes. These effects were partially offset by lower earnings for Wholesale Energy and Reliant Energy Latin America.

         For a discussion of changes in operating income, see the discussions of operating income (loss) by segment below.

         Other income increased by approximately $7 million in the first quarter of 2000 compared to the same period in 1999 primarily due to interest income on an IRS refund received in February 2000 of $26 million and distributions in the first quarter of 2000 from corporate venture capital investments of $7 million. An impairment loss of $22 million on marketable equity securities classified as "available for sale" recorded in the first quarter of 2000 partially offset the interest and investment income.

         The Company incurred interest expense and other charges of $177 million and $136 million for the first quarter of 2000 and 1999, respectively. The increase resulted from higher levels of short-term borrowings and long-term debt in the first quarter of 2000 compared to the same period in 1999 partially offset by a decrease in the average interest rate for long-term debt in the first quarter of 2000. These increases were associated in part with borrowings for the acquisition of shares of UNA in the fourth quarter of 1999, the Company's additional investment in Time Warner common stock in the third quarter of 1999, other acquisitions and capital expenditures.

         The effective tax rate for the first quarter of 2000 and 1999 was 30% and 21%, respectively. After adjusting for the unrealized accounting loss on indexed debt securities and the loss due to the devaluation of the Brazilian real (discussed above), the adjusted effective tax rate for the first quarter of 1999 was 38%. The decrease in the effective tax rate for the first quarter of 2000 compared to the adjusted effective tax rate for the same period in 1999 was primarily due to the discontinuance of SFAS No. 71 for the generation operations of Electric Operations as well as the tax holiday relating to the Dutch electricity industry which applies to income earned by UNA. For information regarding the discontinuance of SFAS No. 71 for the generation operations of Electric Operations, see Note 3 of the Reliant Energy 10-K Notes. For information regarding the UNA tax holiday, see Note 13 of the Reliant Energy 10-K Notes and "--Reliant Energy Europe" below.

         The table below shows operating income (loss) by segment.

                                      THREE MONTHS ENDED MARCH 31,
                                      ----------------------------
                                        2000               1999
                                      ---------          --------
                                             (IN MILLIONS)
Electric Operations .................   $ 202             $ 142
Natural Gas Distribution ............      97                98
Interstate Pipelines ................      28                28
Wholesale Energy ....................     (16)                1
Reliant Energy Europe (1) ...........      33                --
Reliant Energy Latin America ........       3               (78)
Corporate ...........................      (1)               (3)
                                        -----             -----
      Total Consolidated ............   $ 346             $ 188
                                        =====             =====

----------------
(1) Reliant Energy Europe does not have comparative 1999 results as it was established in the fourth quarter of 1999.

ELECTRIC OPERATIONS

         Electric Operations are conducted under the name Reliant Energy HL&P. Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, the nation's fourth largest city.

         In June 1999, the Texas legislature adopted Legislation which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition beginning on January 1, 2002. Prior to the adoption of the Legislation, Electric Operations' earnings were capped at an agreed overall rate of return formula on a calendar year basis as part of the Transition Plan approved by the Texas Utility Commission effective January 1, 1998. As a result of the Transition Plan, any earnings prior to the Legislation above the maximum allowed return cap on invested capital were offset by additional depreciation of Electric Operations' electric generation assets. For more information regarding the Legislation, see Note 2 of the Company's Interim Financial Statements and Note 3 of the Reliant Energy 10-K Notes.

                                           THREE MONTHS ENDED MARCH 31,
                                           -----------------------------
                                             2000               1999
                                           --------            -------
                                                  (IN MILLIONS)
Operating Revenues:
  Base Revenues .........................   $   602            $   568
  Reconcilable Fuel Revenues ............       345                282
                                            -------            -------
    Total Operating Revenues ............       947                850
                                            -------            -------
Operating Expenses:
  Fuel and Purchased Power ..............       358                292
  Operation and Maintenance .............       210                203
  Depreciation and Amortization .........        99                136
  Other Operating Expenses ..............        78                 77
                                            -------            -------
    Total Operating Expenses ............       745                708
                                            -------            -------
Operating Income ........................   $   202            $   142
                                            =======            =======

Electric Sales Including Unbilled (MMWH):
  Residential ...........................     3,677              3,518
  Commercial ............................     3,722              3,551
  Industrial ............................     8,133              7,405
  Other .................................       694                819
                                            -------            -------
  Total Sales Including Unbilled ........    16,226             15,293
                                            -------            -------
Average Cost of Fuel (Cents/MMBtu) ......     192.1              175.4

         In the first quarter of 2000, Electric Operations' operating income increased $60 million compared to the same period of 1999. Revenue growth and a decrease in depreciation expense primarily accounted for this increase.

         Primarily as a result of strong customer growth and increased customer usage, Electric Operations increased base revenues $34 million for the three months ended March 31, 2000, compared to the same period of 1999.

         Reconcilable fuel revenues and fuel and purchased power expenses increased as a result of the higher cost of natural gas ($2.65 and $1.95 per MMBtu in the first quarters of 2000 and 1999, respectively), higher costs per unit for purchased power ($26.40 and $19.27 per MWH in the first quarter of 2000 and 1999, respectively) and increased customer growth and usage, which increased production. This was partially offset by higher lignite mine reclamation costs of $17 million incurred in the first quarter of 1999.

         Operation and maintenance expenses and other operating expenses for the first quarter of 2000 increased by $7 million compared to the same period in 1999 largely due to increased transmission costs.

         Depreciation and amortization expense decreased $37 million in the first quarter of 2000 when compared to the same period in 1999. For information regarding items that affect depreciation and amortization expense of Electric Operations pursuant to the Legislation and the Transition Plan, see Note 4 of the Company's Interim Financial Statements.

NATURAL GAS DISTRIBUTION

         Natural Gas Distribution conducts operations through three divisions of Resources Corp.: Reliant Energy Arkla, Reliant Energy Entex and Reliant Energy Minnegasco. Natural Gas Distribution's operations consist of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and certain industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

         The Company has retained a financial advisor to assist it in evaluating strategic alternatives for Reliant Energy Arkla and Reliant Energy Minnegasco, including divestiture.

                                             THREE MONTHS ENDED MARCH 31,
                                             ----------------------------
                                               2000                1999
                                             -------              -------
                                                    (IN MILLIONS)
Operating Revenues:
  Base Revenues ...........................  $    269             $    267
  Recovered Gas Costs Revenues ............       469                  411
                                             --------             --------
    Total Operating Revenues ..............       738                  678
                                             --------             --------

Operating Expenses:
  Natural Gas .............................       463                  414
  Operation and Maintenance ...............       117                  108
  Depreciation and Amortization ...........        35                   33
  Other Operating Expenses ................        26                   25
                                             --------             --------
    Total Operating Expenses ..............       641                  580
                                             --------             --------
Operating Income ..........................  $     97             $     98
                                             ========             ========

Throughput Data (in Bcf):
  Residential and Commercial Sales ........       122                  124
  Industrial Sales ........................        14                   14
  Transportation ..........................        15                   13
                                             --------             --------
    Total Throughput ......................       151                  151
                                             ========             ========

         Natural Gas Distribution's operating income decreased by $1 million in the first quarter of 2000 compared to the same period in 1999. Recovered gas costs revenues and natural gas expenses increased $58 million and $49 million, respectively, primarily as a result of an increase in the price of purchased gas. Operating revenues for the first quarter of 2000 include a $12 million effect of financial instruments entered into to protect natural gas distribution earnings against unseasonably warm weather during peak gas heating months.

INTERSTATE PIPELINES

         Interstate Pipelines, consisting of two wholly owned subsidiaries of Resources Corp., provides interstate gas transportation and related services.

         The Company has retained a financial advisor to assist it in evaluating strategic alternatives for Interstate Pipelines, including divestiture.

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                          2000                1999
                                        -------              -------
                                               (IN MILLIONS)
Operating Revenues ...................   $  74               $  66
Operating Expenses:
  Natural Gas ........................      11                   6
  Operation and Maintenance ..........      19                  16
  Depreciation and Amortization ......      12                  12
  Other Operating Expenses ...........       4                   4
                                         -----               -----
    Total Operating Expenses .........      46                  38
                                         -----               -----
Operating Income .....................   $  28                  28
                                         =====               =====
Throughput Data (in MMBtu):
  Natural Gas Sales ..................       4                   4
  Transportation .....................     262                 231
    Elimination (1) ..................      (3)                 (4)
                                         -----               -----
Total Throughput .....................     263                 231
                                         =====               =====

------------

(1)      Elimination of volumes both transported and sold.

         Interstate Pipelines' operating income remained flat at $28 million in the first quarter of 2000 compared to the first quarter of 1999. Increases in operating expenses offset slight increases in operating margins.

WHOLESALE ENERGY

         Wholesale Energy's activities include the acquisition, development, operation, and sales of capacity, energy and ancillary services from domestic unregulated power generation facilities; wholesale energy trading, marketing and risk management activities in North America; and domestic natural gas gathering activities. Wholesale Energy conducts its operations through (a) Reliant Energy Power Generation, Inc. (collectively with its subsidiaries, Power Generation),
(b) Reliant Energy Services, Inc. (Reliant Energy Services) and (c) Reliant Energy Field Services, Inc.

         The Company has retained a financial advisor to assist it in evaluating strategic alternatives for Reliant Energy Field Services, Inc., including divestiture.

         Power Generation acquires and develops non-rate regulated power generation facilities. On May 12, 2000, Power Generation purchased from Sithe Energies, Inc. the entities owning non-rate regulated power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having a net generating capacity of approximately 4,300 MW. The purchase price for these entities was approximately $2.1 billion. The Company expects that Power Generation will actively pursue the acquisition of additional generation assets as well as the development of additional non-rate regulated generation projects. The Company believes that the timing and success of Power Generation's future efforts could result in substantial expenditures in the future.

         The Company believes its energy trading, marketing and risk management activities complement its strategy of developing and acquiring non-rate regulated generation assets in key markets. Reliant Energy Services purchases fuel to supply Power Generation's existing generation assets and also sells the electricity produced by these assets. As a result, the Company has made, and expects to continue to make, significant investments in developing Reliant Energy Services' infrastructure including software, trading and risk control resources.

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                           2000                 1999
                                         -------              -------
                                                 (IN MILLIONS)
Operating Revenues ....................   $ 2,175             $1,008
Operating Expenses:
  Natural Gas .........................     1,424                720
  Purchased Power .....................       688                241
  Operation and Maintenance ...........        69                 38
  Depreciation and Amortization .......         8                  6
  Other Operating Expenses ............         2                  2
                                          -------             ------
    Total Operating Expenses ..........     2,191              1,007
                                          -------             ------
Operating Income ......................   $   (16)            $    1
                                          =======             ======

Operations Data:
Natural Gas (in Bcf):
  Sales ...............................       573                363
  Gathering ...........................        71                 61
                                          -------             ------
    Total .............................       644                424
                                          =======             ======
Electricity (in million MWH):
  Wholesale Power Sales ...............      28.4               10.3
                                          =======             ======

         Wholesale Energy had an operating loss of $16 million for the first quarter of 2000 compared to operating income of $1 million for the same period in 1999. Improved trading margins and volumes for natural gas and power as well as improved margins from generation plants in California, Florida and Texas were partially offset by a decline in margins from trading activities in other commodities. Higher operating expenses at Reliant Energy Services and increased maintenance costs, development costs and administrative and general expenses at Power Generation also contributed to the decline in operating income. Timing differences from planned outages in California primarily accounted for the increased maintenance costs at Power Generation.

         Wholesale Energy's operating revenues increased $1.2 billion in the first quarter of 2000 compared to the same period in 1999 primarily due to an increase in gas and power sales volumes. Wholesale Energy's purchased natural gas costs increased $704 million in the first quarter of 2000 due to increased gas sales volume and a higher average cost of gas in the first quarter of 2000. Wholesale Energy's purchased power expense increased $447 million primarily due to higher power sales volumes in the first quarter of 2000. Operation and maintenance expense for Wholesale Energy increased $31 million due to the timing differences from planned outages of Power Generation's California plants, the operation of generation plants in Florida and Texas, which did not exist in the first quarter of 1999, and development costs and staffing increases to support increased trading and other new business activities.

RELIANT ENERGY EUROPE

         The Company established its Reliant Energy Europe business segment in the fourth quarter of 1999 with the acquisition of UNA. For additional information, see Note 3 of the Company's Interim Financial Statements and Note 2 of the Reliant Energy 10-K Notes. Reliant Energy Europe owns, operates and sells power from generation facilities in the Netherlands and plans to participate in the emerging wholesale energy trading and marketing industry in the Netherlands and in Western Europe.

                                        THREE MONTHS ENDED
                                             MARCH 31,
                                        ------------------
                                               2000
                                        ------------------
                                           (IN MILLIONS)
Operating Revenues .......................     $150
Operating Expenses:
   Fuel and Purchased Power ..............       69
   Operation and Maintenance .............       28
   Depreciation and Amortization .........       20
                                               ----
     Total Operating Expenses ............      117
                                               ----
Operating Income .........................     $ 33
                                               ====

         UNA, the other large unaffiliated Dutch generating companies and the Dutch distribution companies currently operate under various agreements which regulate, among other things, the rates UNA may charge for its generation output. Under the Cooperative Agreement (OvS Agreement), UNA and the other generators agree to sell their generating output to a national production pool
(SEP) in exchange for a standardized remuneration. The remuneration includes fuel cost, capital cost and the cost of operations and maintenance expenses. UNA operates under the protocol (Protocol), an agreement under which the generators agree to provide capacity and energy to distributors for a total payment of NLG
3.4 billion (approximately $1.6 billion U.S. dollars) over the period 1997 through 2000, plus compensation of actual fuel costs. The OvS Agreement will substantially expire by the beginning of 2001. The Protocol, which was entered into in order to facilitate the transition from a regulated energy market into an unregulated energy market, will also substantially expire by the beginning of 2001.

         Beginning 2001, UNA will begin operating in a deregulated market. The Company anticipates that UNA will undergo a significant decline in revenues in 2001 attributable to the deregulation of the market. In addition, the imposition of Dutch corporate tax rates on UNA in 2002 will affect operating results at Reliant Energy Europe. In 2000 and prior years, UNA was not subject to a corporate income tax.

         For additional information on these and certain other factors that may affect the future results of operations of Reliant Energy Europe, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company -- Competition -- Reliant Energy Europe Operations and -- Entry into the European Market" in the Reliant Energy Form 10-K.

RELIANT ENERGY LATIN AMERICA

         Reliant Energy Latin America includes the results of operations of Reliant Energy International, Inc. (Reliant Energy International) and the international operations of Resources. Reliant Energy Latin America participates in the privatization of generation and distribution facilities and independent power projects primarily in Latin America.

         Reliant Energy is evaluating selling the Company's Latin American assets in order to pursue business opportunities that are more in line with its strategies for the U.S. and Western Europe.

                                         THREE MONTHS ENDED MARCH 31,
                                         ----------------------------
                                           2000                1999
                                         -------              -------
                                                 (IN MILLIONS)
Operating Revenues ......................  $21                 $(51)
Operating Expenses:
  Fuel ..................................    8                   12
  Operation and Maintenance .............    7                   14
  Depreciation and Amortization .........    3                    1
                                           ---                 ----
    Total Operating Expenses ............   18                   27
                                           ---                 ----
Operating Income (Loss) .................  $ 3                 $(78)
                                           ===                 ====

         Reliant Energy Latin America had operating income of $3 million in the first quarter of 2000 compared to an operating loss of $78 million for the same period in 1999. The 1999 loss reflects a $91 million after-tax, non-cash charge relating to the Company's share of foreign exchange losses incurred by its Brazilian affiliates, with respect to their non-local currency denominated borrowings. These devaluation losses stem from the Brazilian government's January 1999 decision to allow the Brazilian real to float against other foreign currencies. Excluding the losses related to the devaluation, operating income decreased $10 million from the first quarter of 1999 primarily due to lower earnings from equity investments.

CORPORATE

         Corporate includes the operations of certain non-rate regulated retail services businesses, a communications business offering enhanced data, voice and other services to customers in Texas, certain real estate holdings and unallocated corporate costs.

         In the first quarter of 2000, Corporate had an operating loss of $1 million compared to an operating loss of $3 million for the same period in 1999. The decrease in operating loss occurred primarily from decreased corporate expenses due to the timing of corporate allocations to the other segments. Decreased earnings from the unregulated retail business partially offset the decrease in corporate expenses.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

         For information on developments, factors and trends that may have an impact on the Company's future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company" in the Reliant Energy Form 10-K, which is incorporated herein by reference. For information regarding proposed tariffs filed by Reliant Energy HL&P relating to its transmission and distribution operations, see Note 2 of the Company's Interim Financial Statements.

                               FINANCIAL CONDITION

         The following table summarizes the net cash provided by/used in operating, investing and financing activities for the three months ended March 31, 2000 and 1999:

                                        THREE MONTHS ENDED MARCH 31,
                                        ----------------------------
                                          2000                1999
                                        -------              -------
                                                (IN MILLIONS)
Cash provided by (used in):
   Operating activities ............... $   450              $ 214
   Investing activities ...............  (1,361)              (161)
   Financing activities ...............     914                  1

         Net cash provided by operations in the three months ended March 31, 2000 increased $236 million compared to the same period in 1999 primarily due to
(a) a $78 million federal tax refund received in the first quarter of 2000, (b) increased sales at Electric Operations due to strong customer growth and increased customer usage, (c) incremental cash flows provided by UNA, which was acquired in the fourth quarter of 1999, and (d) other changes in working capital.

         Net cash used in investing activities increased $1.2 billion in the three months ended March 31, 2000 compared to the same period in 1999 primarily due to the purchase of the remaining 48% of the shares of UNA for $987 million on March 1, 2000, as well as, increased capital expenditures related to the construction of domestic non-rate regulated power generation projects by Wholesale Energy.

         Cash flows provided by financing activities increased $913 million in the three months ended March 31, 2000 compared to the same period in 1999 primarily due to cash received from short-term borrowings. Purchases by Reliant Energy of its common stock during the first quarter of 2000 totaling $27 million partially offset this increase. The Company utilized the net borrowings incurred during the first quarter of 2000 to fund the remaining purchase obligation of UNA, to support increased capital expenditures by Wholesale Energy and for general corporate purposes, including the repayment of indebtedness. The Company obtained the funds for the remaining UNA purchase obligation on March 1, 2000, in part from a Euro 600 million (approximately $584 million) three-year term loan facility established in February 2000 and through short-term borrowings and excess operating cash flows. In the first quarter of 2000, a financing subsidiary of the Company borrowed $650 million under a $650 million revolving credit facility established in February 2000 that terminates on May 31, 2000. This financing subsidiary used the proceeds to purchase Series G Preference Stock of Reliant Energy. Reliant Energy used the proceeds from the sale of Preference Stock for general corporate purposes, including the repayment of indebtedness. In addition, in March 2000, the Company borrowed $150 million under a $200 million revolving credit facility established in the first quarter of 2000 that terminates on May 31, 2000. The Company used the proceeds from these borrowings for general corporate purposes, including the repayment of indebtedness. Borrowings under the revolving credit facilities terminating on May 31, 2000 are expected to be refinanced with debt or repaid with internally generated funds.

FUTURE SOURCES AND USES OF CASH FLOWS

         Credit Facilities. As of March 31, 2000, the Company had credit facilities, including the facilities of several financing subsidiaries, Resources Corp. and UNA, which provided for an aggregate of $5.2 billion in committed credit (including the Euro 600 million facility discussed above). As of March 31, 2000, $4 billion was outstanding under these facilities, including commercial paper of $1.6 billion. Unused credit facilities totaled $1.2 billion as of March 31, 2000.

         Shelf Registrations. As of March 31, 2000, the Company had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of its preferred stock, $580 million aggregate principal amount of its debt securities and $125 million of trust preferred securities and related junior subordinated debt securities. In addition, the Company has a shelf registration for 15 million shares of common stock, which would have been worth approximately $353 million as of March 31, 2000 based on the closing price of the common stock as of such date.

         Securitization. Reliant Energy HL&P filed an application with the Texas Utility Commission requesting a financing order authorizing the issuance of transition bonds relating to Reliant Energy HL&P's generation related regulatory assets by a special purpose entity organized by the Company, pursuant to the Legislation. The Company estimates that approximately $750 million of transition bonds will be authorized by the Texas Utility Commission. The offering and sale of the transition bonds will be registered under the Securities Act of 1933 and are expected to be consummated in 2001, or if conditions permit, late 2000.

         Acquisition of Sithe Assets. On May 12, 2000, the Company purchased from Sithe Energies, Inc. the entities owning non-rate regulated power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having a net generating capacity of approximately 4,300 MW. The purchase price for these entities was approximately $2.1 billion. The Company accounted for the acquisition as a purchase. Funds for the acquisition were made available through issuances of commercial paper supported by two committed bridge facilities, one in the amount of $1 billion and one in the amount of $1.15 billion. The $1 billion bridge facility is a 364-day revolving facility that expires in May 2001. The revolving commitment period for the $1.15 billion facility terminates in May 2001, and any outstanding borrowings at that time convert to a one-year term facility.

         Reliant Energy Latin America Capital Contributions and Advances. As of March 31, 2000, Reliant Energy Latin America expects to make capital contributions or advances during the last three quarters of 2000 totaling approximately $133 million as a result of debt service payments and operating cash flow short falls at certain of its affiliates. Of this amount, capital contributions of $30 million were made in April 2000. The Company expects that part of these capital contributions will be paid from a return of capital from one of its investments, dividends from certain of its operating companies, proceeds from the sale of certain of its investments and from additional capital contributions from Reliant Energy.

         Other Sources/Uses of Cash. The liquidity and capital requirements of the Company are affected primarily by capital programs and debt service requirements. The Company expects to continue to participate as a bidder in future acquisitions of independent power projects and privatizations of generation facilities. Any resulting capital requirements are expected to be met with excess cash flows from operations, proceeds from project financings and proceeds from Company borrowings. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. Although the Company believes that its current level of cash and borrowing capability along with future cash flows from operations are sufficient to meet the existing operational needs of its businesses, the Company may, when it deems necessary, or when it develops or acquires new businesses and assets, supplement its available cash resources by seeking funds in the equity or debt markets.

                              NEW ACCOUNTING ISSUES

         Effective January 1, 2001, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain hedging instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. The Company is in the process of determining the effect of adoption of SFAS No. 133 on its consolidated financial statements.

                          QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK OF THE COMPANY

     The Company has financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices, foreign currency exchange rate risk and energy commodity prices, see Item 7A of the Reliant Energy Form 10-K which is incorporated herein by reference. These risks have not materially changed from the market risks disclosed in the Reliant Energy Form 10-K.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                      THREE MONTHS ENDED MARCH 31,
                                                      ----------------------------
                                                          2000            1999
                                                      -----------      -----------
REVENUES ..........................................   $ 3,099,337      $ 1,828,064
                                                      -----------      -----------

EXPENSES:
  Natural gas and purchased power .................     2,704,950        1,458,695
  Operation and maintenance .......................       160,104          138,902
  Depreciation and amortization ...................        52,122           50,018
  Taxes other than income taxes ...................        31,352           30,272
                                                      -----------      -----------
                                                        2,948,528        1,677,887
                                                      -----------      -----------

OPERATING INCOME ..................................       150,809          150,177
                                                      -----------      -----------

OTHER INCOME (EXPENSE):
  Interest expense, net ...........................       (31,687)         (29,662)
  Distribution on trust preferred securities ......           (95)             (99)
  Other, net ......................................       (17,105)           3,031
                                                      -----------      -----------
                                                          (48,887)         (26,730)
                                                      -----------      -----------

INCOME BEFORE INCOME TAXES ........................       101,922          123,447

Income Tax Expense ................................        46,786           52,474
                                                      -----------      -----------

NET INCOME ........................................   $    55,136      $    70,973
                                                      ===========      ===========

              See Notes to Resources' Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                           MARCH 31,     DECEMBER 31,
                                                             2000           1999
                                                          ----------     -----------
CURRENT ASSETS:
  Cash and cash equivalents ............................     $   71,189   $   81,347
  Accounts and notes receivable, principally customer...        948,059      980,560
  Unbilled revenue .....................................        122,244      150,961
  Materials and supplies, at average cost ..............         34,383       35,121
  Fuel, gas and petroleum products .....................         31,376       80,135
  Price risk management assets .........................        530,645      435,336
  Prepayments and other current assets .................         37,519       46,666
                                                             ----------   ----------
    Total current assets ...............................      1,775,415    1,810,126
                                                             ----------   ----------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment ........................      3,351,586    3,298,478
  Less accumulated depreciation and amortization .......        367,953      324,596
                                                             ----------   ----------
  Property, plant and equipment, net ...................      2,983,633    2,973,882
                                                             ----------   ----------

OTHER ASSETS:
  Goodwill, net ........................................      1,969,779   1,983,004
  Prepaid pension asset ................................        105,746     110,626
  Price risk management assets .........................        331,681     148,722
  Other ................................................        196,769     186,437
                                                             ----------  ----------
    Total other assets .................................      2,603,975   2,428,789
                                                             ----------  ----------

TOTAL ASSETS ...........................................     $7,363,023  $7,212,797
                                                             ==========  ==========


              See Notes to Resources' Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY


                                                                           MARCH 31,      DECEMBER 31,
                                                                             2000             1999
                                                                         -----------      -------------
CURRENT LIABILITIES:
  Current portion of long-term debt ................................     $   248,416      $   223,451
  Short-term borrowings ............................................         368,200          534,584
  Accounts payable, principally trade ..............................         803,548          776,546
  Accounts and notes payable - affiliated companies, net ...........          19,910           95,601
  Interest accrued .................................................          28,000           27,965
  Taxes accrued ....................................................         106,350           48,266
  Customer deposits ................................................          32,714           33,255
  Price risk management liabilities ................................         500,371          431,135
  Other ............................................................          99,940          119,111
                                                                         -----------      -----------
        Total current liabilities ..................................       2,207,449        2,289,914
                                                                         -----------      -----------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes ................................         558,316          532,725
  Payable under capacity lease agreement ...........................          41,000           41,000
  Benefit obligations ..............................................         140,631          161,144
  Price risk management liabilities ................................         308,045          117,437
  Other ............................................................         181,829          187,473
                                                                         -----------      -----------
      Total deferred credits and other liabilities .................       1,229,821        1,039,779
                                                                         -----------      -----------

LONG-TERM DEBT .....................................................       1,193,111        1,220,631
                                                                         -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 7)

RESOURCES OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
   SUBORDINATED DEBENTURES OF RESOURCES ............................             957              967
                                                                         -----------      -----------

STOCKHOLDER'S EQUITY:
  Common stock .....................................................               1                1
  Paid-in capital ..................................................       2,463,831        2,463,831
  Retained earnings ................................................         270,008          214,872
  Accumulated other comprehensive loss .............................          (2,155)         (17,198)
                                                                         -----------      -----------
      Total stockholder's equity ...................................       2,731,685        2,661,506
                                                                         -----------      -----------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ......................     $ 7,363,023      $ 7,212,797
                                                                         ===========      ===========


              See Notes to Resources' Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED MARCH 31,
                                                                          ----------------------------
                                                                             2000           1999
                                                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................................     $  55,136      $  70,973
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...................................        52,122         50,018
     Deferred income taxes ...........................................         9,673          4,500
     Impairment of marketable equity securities ......................        22,185             --
     Changes in other assets and liabilities:
       Accounts and notes receivable .................................        61,218         12,052
       Accounts receivable/payable, affiliates .......................        31,747        (38,293)
       Inventories ...................................................        49,497        141,926
       Other current assets ..........................................         9,147        (18,501)
       Accounts payable ..............................................        27,002        (73,233)
       Interest and taxes accrued ....................................        58,119         55,116
       Other current liabilities .....................................       (19,712)       (25,822)
       Net price risk management assets ..............................       (18,424)       (18,262)
       Restricted deposits ...........................................        (9,770)       (31,042)
       Other, net ....................................................       (14,719)       (15,093)
                                                                           ---------      ---------
         Net cash provided by operating activities ...................       313,221        114,339
                                                                           ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................................       (58,119)       (45,540)
   Other, net ........................................................        11,127         (1,769)
                                                                           ---------      ---------
         Net cash used in investing activities .......................       (46,992)       (47,309)
                                                                           ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ........................................            --         (6,042)
   Decrease in short-term borrowings, net ............................      (166,384)            --
   Increase (decrease) in notes with affiliates, net .................      (107,438)       (33,400)
   Other, net ........................................................        (2,565)        (3,757)
                                                                           ---------      ---------
         Net cash used in financing activities .......................      (276,387)       (43,199)
                                                                           ---------      ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .................       (10,158)        23,831
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .................        81,347         26,576
                                                                           ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD .......................     $  71,189      $  50,407
                                                                           =========      =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) .............................     $  33,922      $  30,939
   Income taxes ......................................................            93         (2,549)


              See Notes to Resources' Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION-- see Note 1 to the Company's Interim Financial Statements.

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

     Resources' Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in Resources' Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to Resources' presentation of financial statements in the current year. These reclassifications do not affect earnings of Resources.

     The following notes to the financial statements in the Resources Corp. Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements (Resources Corp. 10-K Notes):
     Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments) and Note 8 (Commitments and Contingencies).

     For information regarding environmental matters and legal proceedings, see
Note 7.

(2)  DEPRECIATION AND AMORTIZATION

     Resources' depreciation expense for the first quarter of 2000 was $37 million, compared to $36 million for the same period in 1999. Amortization expense, primarily relating to goodwill amortization, was $15 million for the first quarter of 2000 compared to $14 million for the same period in 1999.

(3) RESOURCES OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RESOURCES -- see Note 9 to the Company's Interim Financial Statements.

(4)  COMPREHENSIVE INCOME

     Resources had total comprehensive income of $70 million and $73 million in the first quarter of 2000 and 1999, respectively. In the first quarter of 2000, Resources recorded a $14 million after-tax impairment loss in Resources' Statement of Consolidated Income on marketable equity securities classified as "available for sale." The following table summarizes the components of total comprehensive income.


                                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                                             ------------------------------------
                                                                                    2000         1999
                                                                                  --------     --------
                                                                                      (IN MILLIONS)
Net income .........................................................              $     55     $     71
Other comprehensive income:
  Unrealized gain on available for sale securities .................                     1            2
  Plus: Reclassification adjustment for impairment loss on available
    for sale securities realized in net income .....................                    14           --
                                                                                  --------     --------
Comprehensive income ...............................................              $     70     $     73
                                                                                  ========     ========

(5)  RELATED PARTY TRANSACTIONS

     Reliant Energy Services supplies natural gas to, purchases electricity for resale from, and provides marketing and risk management services to unregulated power plants in deregulated markets. These power plants were acquired and/or are operated by Power Generation or its subsidiaries. For the three months ended March 31, 2000 and 1999, the sales and services to Reliant Energy and its affiliates totaled $44 million and $11 million, respectively. Purchases of electricity from Reliant Energy and its affiliates were $28 million and $3 million for the three months ended March 31, 2000 and 1999, respectively.

     Reliant Energy provides certain corporate services to Resources, which are allocated to Resources or direct billed to Resources, including management support, financial and tax accounting, information system support, treasury support, legal services, regulatory support and other general services.

     Notes receivable to Reliant Energy and its subsidiaries, which are not owned by Resources, included in accounts and notes payable-affiliated companies, totaled $46 million at March 31, 2000. Net borrowings from Reliant Energy and its subsidiaries, which are not owned by Resources, included in accounts and notes payables-affiliated companies, totaled $62 million at December 31, 1999. Interest income/expense on such receivables/ borrowings was immaterial for the three months ended March 31, 2000 and 1999. As of March 31, 2000 and December 31, 1999, net accounts payable to Reliant Energy and its subsidiaries, which are not owned by Resources, was $66 million and $34 million, respectively.

(6)  REPORTABLE SEGMENTS

     Because Resources Corp. is a wholly owned subsidiary of Reliant Energy, Resources' determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Subsequent to the acquisition date, segment financial data includes information for Reliant Energy and Resources on a combined basis, except for Electric Operations which has no Resources operations and Reliant Energy Latin America, which has minimal Resources operations. Reconciling items included under the caption "Elimination of Non-Resources Operations" reduce the consolidated Reliant Energy amounts by those operations not conducted within the Resources legal entity. Operations not owned or operated by Resources, but included in segment information before elimination include primarily the operations and assets of Reliant Energy's non-rate regulated power generation business, Reliant Energy's Dutch power generation operation, Reliant Energy's investment in Time Warner securities and non-Resources corporate expenses.

     Reliant Energy has identified the following reportable segments in which Resources has operations: Natural Gas Distribution, Interstate Pipelines, Wholesale Energy, Reliant Energy Europe and Corporate. For descriptions of the financial reporting segments, see Note 9 of the Resources Corp. 10-K Notes. The following table summarizes financial data for the business segments:

                                      AS OF AND FOR THE THREE MONTHS ENDED MARCH 31, 2000
                               ----------------------------------------------------------------
                                 REVENUES FROM      INTERSEGMENT      OPERATING
                                 NON-AFFILIATES       REVENUES         INCOME       TOTAL ASSETS
                               -----------------    ------------     ----------      ----------
                                                           (IN MILLIONS)
Natural Gas Distribution ...       $      738        $       --      $       97      $    3,199
Interstate Pipelines .......               34                40              28           2,002
Wholesale Energy ...........            2,038               137             (16)          3,223
Reliant Energy Europe ......              150                --              33           3,081
Corporate ..................              306                14              (1)          6,189
Reconciling Elimination ....               --              (191)             --            (789)
Elimination of Non-Resources
   Operations ..............             (167)               --              10          (9,542)
                                   ----------        ----------      ----------      ----------
Consolidated ...............       $    3,099        $       --      $      151      $    7,363
                                   ==========        ==========      ==========      ==========

                                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                 ------------------------------------------------
                                  REVENUES FROM       INTERSEGMENT     OPERATING
                                  NON-AFFILIATES        REVENUES         INCOME
                                 -----------------    -------------    ----------
                                                      (IN MILLIONS)
Natural Gas Distribution ...        $      678         $       --      $       98
Interstate Pipelines .......                26                 40              28
Wholesale Energy ...........               939                 69               1
Corporate ..................               201                 19              (3)
Reconciling Elimination ....                --               (128)             --
Elimination of Non-Resources
   Operations ..............               (16)                --              26
                                    ----------         ----------      ----------
Consolidated ...............        $    1,828         $       --      $      150
                                    ==========         ==========      ==========

(7)  ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

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

     At March 31, 2000 and December 31, 1999, Resources had accrued $18.6 million and $18.8 million, respectively, for remediation of the Minnesota sites. At March 31, 2000, the estimated range of possible remediation costs was $10 million to $49 million. The low end of the range was determined based on only those sites presently owned or known to have been operated by Resources, assuming use of Resources' proposed remediation methods. The upper end of the range was determined based on the sites once owned by Resources, whether or not operated by Resources. The cost estimates of the FMGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     Other Minnesota Matters. At March 31, 2000 and December 31, 1999, Resources had recorded accruals of approximately $1 million (with a maximum estimated exposure of approximately $13 million), for other environmental matters for which remediation may be required.

     In its 1995 rate case, Reliant Energy Minnegasco was allowed to recover approximately $7 million annually for remediation costs. In 1998, Reliant Energy Minnegasco received approval to reduce its annual recovery rate to zero. Remediation costs are subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries, plus carrying charges, are deferred for recovery or refund in the next rate case. At March 31, 2000 and December 31, 1999, Reliant Energy Minnegasco had over recovered $13 million, including insurance recoveries. At March 31, 2000 and December 31, 1999, Reliant Energy Minnegasco had recorded a liability of $19.8 million and $20.0 million, respectively, to cover the cost of future remediation. Reliant Energy Minnegasco expects that approximately 40% of its accrual as of March 31, 2000 will be expended within the next five years. The remainder will be expended on an ongoing basis for an estimated 40 years. In accordance with the provisions of SFAS No. 71, a regulatory asset has been recorded equal to the liability accrued. Resources believes the difference between any cash expenditures for these costs and the amount recovered in rates during any year will not be material to Resources' financial position, results of operations or cash flows.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. Resources has received notices from the EPA and others regarding its status as a PRP for other sites. Based on current information, Resources has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Mercury Contamination. Like other natural gas pipelines, Resources' pipeline operations have in the past employed elemental mercury in meters used on its pipelines. Although the mercury has now been removed from the meters, it is possible that small amounts of mercury have been spilled at some of those sites in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area around the meters with elemental mercury. Such contamination has been found by Resources at some sites in the past, and Resources has conducted remediation at sites found to be contaminated. Although Resources is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on the experience of Resources and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, Resources believes that the cost of any remediation of such sites will not be material to Resources' financial position, results of operations or cash flows.

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

     Resources is a party to litigation (other than that specifically noted) that arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect, if any, from the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                     THE RESULTS OF OPERATIONS OF RESOURCES

     The following narrative analysis should be read in combination with Resources Corp.'s Interim Financial Statements and notes contained in this Form 10-Q.

     Resources Corp. meets the conditions specified in General Instruction H to Form 10-Q and is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Resources has omitted from this report the information called for by Item 3 (quantitative and qualitative disclosure about market risk) of Part I and the following Part II items of Form 10-Q: Item 2 (changes in securities and use of proceeds), Item 3 (defaults upon senior securities) and Item 4 (submission of matters to a vote of security holders). The following discussion explains material changes in the amount of revenue and expense items of Resources between the three months ended March 31, 2000 and 1999. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of Resources Corp. Form 10-K, the Resources Corp. 10-K Notes referred to herein and Resources Corp.'s Interim Financial Statements contained in this Form 10-Q.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                       THREE MONTHS ENDED MARCH 31,
                                                       ----------------------------
                                                           2000             1999
                                                       -----------      -----------
                                                             (IN THOUSANDS)
Operating Revenues ...............................     $ 3,099,337      $ 1,828,064
Operating Expenses ...............................      (2,948,528)      (1,677,887)
                                                       -----------      -----------
Operating Income - Net ...........................         150,809          150,177
Interest Expense .................................         (31,687)         (29,662)
Distributions on Trust Preferred Securities ......             (95)             (99)
Other Income (Expense) -  Net ....................         (17,105)           3,031
Income Tax Expense ...............................         (46,786)         (52,474)
                                                       -----------      -----------
  Net Income .....................................     $    55,136      $    70,973
                                                       ===========      ===========

     Resources' net income decreased $16 million in the first quarter of 2000 compared to the same period in 1999. This decrease was primarily due to an increase in interest expense and an after-tax impairment loss of $14 million on equity marketable securities classified as "available for sale" in the first quarter of 2000.

     Resources' revenues increased $1.3 billion between the two periods primarily due to an increase in sales volumes of natural gas and electric power and a higher average cost of natural gas. Similar increases in operating expenses were due primarily to increased natural gas and purchased power sales volumes, a higher average cost of natural gas and increased general and administrative expenses. Operating income for Resources was consistent between the two periods. Improved trading margins in natural gas and electric power were offset by decreased trading margins for other commodities for the Wholesale Energy segment, while operating margins for the Interstate Pipelines and Natural Gas Distribution segments were relatively flat between the two periods. General and administrative expenses, included in operation and maintenance expense, increased due to higher levels of trading and marketing staffing and increased operating costs to support the higher sales and expanded marketing efforts of the Wholesale Energy segment and start-up costs of the European trading and marketing operations.

     To minimize Resources' risks associated with fluctuations in the price of natural gas and transportation, Resources, primarily through Reliant Energy Services, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (a) certain commitments to buy, sell and move electric power, natural gas, crude oil and refined products, (b) existing natural gas storage and heating oil inventory, (c) future power sales and natural gas purchases by generation facilities, (d) crude oil and refined products and (e) certain anticipated transactions, some of which carry off-balance sheet risk. Reliant Energy Services also enters into commodity and weather derivatives in its trading and price risk management activities. For a discussion of Resources' accounting treatment of derivative instruments, see
Note 2 to the Resources Corp. 10-K Notes and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Reliant Energy Form 10-K.

     Seasonality and Other Factors. Resources' results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and electric power. Resources' results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by Resources, competition in Resources' various business operations, debt service costs and income tax expense.

     Reliant Energy has retained a financial advisor to assist it in evaluating strategic alternatives for Reliant Energy Arkla, Reliant Energy Minnegasco, Reliant Energy Field Services, Inc. and Interstate Pipelines, including divestiture.

     For a discussion of certain other factors that may affect Resources' future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company -- Competition -- Other Operations," "--Environmental Expenditures" and "-- Other Contingencies " in the Reliant Energy Form 10-K.

                              NEW ACCOUNTING ISSUES

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- New Accounting Issues" in Reliant Energy's Form 10-Q for a discussion of certain new accounting issues affecting Resources.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reliant Energy:

     For a description of legal proceedings affecting the Company, please review
Note 10 to the Company's Interim Financial Statements, Item 3 of the Reliant Energy Form 10-K and Notes 3, 4 and 14 of the Reliant Energy 10-K Notes, all of which are incorporated herein by reference.

Resources Corp.:

     For a description of legal proceedings affecting Resources, please review
Note 7 to Resources Corp.'s Interim Financial Statements, Item 3 of the Resources Corp. Form 10-K and Note 8 of the Resources Corp. 10-K Notes, which are incorporated herein by reference.


ITEM 5. OTHER INFORMATION.

     Forward-Looking Statements. From time to time, Reliant Energy and Resources Corp. make statements concerning their respective expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Reliant Energy and Resources Corp. believe that the expectations and the underlying assumptions reflected in their respective forward-looking statements are reasonable, they cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o    state and federal legislative or regulatory developments,

     o    national or regional economic conditions,

     o industrial, commercial and residential growth in service territories of the Company,

     o the timing and extent of changes in commodity prices and interest rates,

     o    weather variations and other natural phenomena,

     o    growth in opportunities for the Company's diversified operations,

     o    the results of financing efforts,

     o the ability to consummate and the timing of the consummation of pending acquisitions and dispositions,

     o the speed, degree and effect of continued electric industry restructuring in North America and Western Europe,

     o risks incidental to the Company's overseas operations, including the effects of fluctuations in foreign currency exchange rates, and

     o other factors discussed in this and other filings by Reliant Energy and Resources Corp. with the Securities and Exchange Commission.

     When used in Reliant Energy's or Resources Corp.'s documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

     On May 3, 2000, the Reliant Energy Board of Directors adopted and approved changes to the Reliant Energy, Bylaws and amended and restated the Bylaws effective as of May 3, 2000. See Exhibit 3 to the Reliant Energy Form 10-Q.

     Extension of Shareholder Rights Plan. On May 3, 2000, the Board of Directors of Reliant Energy approved the extension of Reliant Energy's shareholder rights plan for an additional ten-year period, through July 11, 2010. See Exhibit 99(b) to the Reliant Energy Form 10-Q for a description of Reliant Energy's (a) common stock and associated rights to purchase preference stock, (b) preferred stock and (c) preference stock, which description is incorporated herein by reference.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Reliant Energy:

        Exhibit 3 Amended and Restated Bylaws of Reliant Energy as adopted and amended by the Board of Directors on May 3, 2000.

        Exhibit 4 Amendment No. 1 to Rights Agreement, dated as of May 8, 2000, between Reliant Energy and Chase Bank of Texas, National Association, as Rights Agent.

        Exhibit 12      Ratio of Earnings to Fixed Charges and Preferred
                        Dividends.

        Exhibit 27      Financial Data Schedule.

        Exhibit 99(a) Items incorporated by reference from the Reliant Energy Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company," Item 7A "Quantitative and Qualitative Disclosures About Market Risk" and Notes 1(d) (Regulatory Assets), 1(m) (Foreign Currency Adjustments), 2 (Business Acquisitions), 3 (Texas Electric Choice Plan and Discontinuance of SFAS No. 71 for Electric Generation Operations), 4 (Transition
                        Plan), 5 (Derivative Financial Instruments), 6 (Jointly Owned Electric Utility Plant), 7 (Equity Investments and Advances to Unconsolidated Subsidiaries), 8 (Indexed Debt Securities (ACES and ZENS) and Time Warner Securities) and 14 (Commitments and Contingencies) of the Reliant Energy 10-K Notes.

        Exhibit 99(b) Description of Reliant Energy's (a) common stock and associated rights to purchase preference stock, (b) preferred stock and (c) preference stock.

    Resources Corp.:

        Exhibit 12      Ratio of Earnings to Fixed Charges.

        Exhibit 27      Financial Data Schedule.

        Exhibit 99 Items incorporated by reference from the Reliant Energy and Resources Form 10-K: Item 3 "Legal Proceedings,"
                        Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk." Items incorporated by reference from the Resources Corp. 10-K: Item 7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries" and Notes 1(c) (Regulatory Assets and Regulation), 2 (Derivative Financial Instruments) and 8 (Commitments and Contingencies) of the Resources 10-K Notes.

(b)  Reports on Form 8-K.

     Reliant Energy:

     None.

     Resources Corp.:

     None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RELIANT ENERGY, INCORPORATED
                                                 (Registrant)




                                 By:        /s/ Mary P. Ricciardello
                                    --------------------------------------------
                                              Mary Ricciardello
                              Senior Vice President and Chief Accounting Officer



Date:  May 15, 2000

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       RELIANT ENERGY RESOURCES CORP.
                                                (Registrant)




                                By:        /s/ Mary P. Ricciardello
                                   ---------------------------------------------
                                             Mary Ricciardello
                             Senior Vice President and Chief Accounting Officer


Date:  May 15, 2000

                               INDEX TO EXHIBITS

     EXHIBIT NUMBER                     DESCRIPTION
     --------------                     -----------
     Reliant Energy:

        Exhibit 3       Amended and Restated Bylaws of Reliant Energy,
                        Incorporated as adopted and amended by the Board of Directors on May 3, 2000.

        Exhibit 4       Amendment No. 1 to Rights Agreement, dated as of May 8,
                        2000, between Reliant Energy and Chase Bank of Texas,
                        National Association as Rights Agent.

        Exhibit 12      Ratio of Earnings to Fixed Charges and Preferred
                        Dividends.

        Exhibit 27      Financial Data Schedule.

        Exhibit 99(a)   Items incorporated by reference from the Reliant Energy
                        Form 10-K: Item 3 "Legal Proceedings," Item 7
                        "Management's Discussion and Analysis of Financial
                        Condition and Results of Operations of the Company -
                        Certain Factors Affecting Future Earnings of the
                        Company," Item 7A "Quantitative and Qualitative
                        Disclosures About Market Risk" and Notes 1(d)
                        (Regulatory Assets), 1(m) (Foreign Currency
                        Adjustments), 2 (Business Acquisitions), 3 (Texas
                        Electric Choice Plan and Discontinuance of SFAS No. 71 for Electric Generation Operations), 4 (Transition
                        Plan), 5 (Derivative Financial Instruments), 6 (Jointly
                        Owned Electric Utility Plant), 7 (Equity Investments and
                        Advances to Unconsolidated Subsidiaries), 8 (Indexed
                        Debt Securities (ACES and ZENS) and Time Warner
                        Securities) and 14 (Commitments and Contingencies) of the Reliant Energy 10-K Notes.

        Exhibit 99(b) Description of Reliant Energy's (a) common stock and associated rights to purchase preference stock, (b) preferred stock and (c) preference stock.

    Resources Corp.:

        Exhibit 12      Ratio of Earnings to Fixed Charges.

        Exhibit 27      Financial Data Schedule.

        Exhibit 99 Items incorporated by reference from the Reliant Energy and Resources Form 10-K: Item 3 "Legal Proceedings,"
                        Item 7 "Management's Discussion and Analysis of
                        Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and Item 7A
                        "Quantitative and Qualitative Disclosures About Market
                        Risk." Items incorporated by reference from the Resources Corp. 10-K: Item 7 "Management's Narrative
                        Analysis of the Results of Operations of Reliant Energy
                        Resources Corp. and its Consolidated Subsidiaries" and
                        Notes 1(c) (Regulatory Assets and Regulation), 2
                        (Derivative Financial Instruments) and 8 (Commitments and Contingencies) of the Resources 10-K Notes.