Form 10-Q
period 2000-06-30
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 2000-08-14
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

                                   ----------

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

                                   ----------

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---

As of August 4, 2000, Reliant Energy, Incorporated had 293,970,127 shares of common stock outstanding, including 8,899,489 ESOP shares not deemed outstanding for financial statement purposes and excluding 4,811,193 shares held as treasury stock. As of August 4, 2000, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

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


                          RELIANT ENERGY, INCORPORATED
                       AND RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2000

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Reliant Energy:
                  Financial Statements.........................................................................1
                           Statements of Consolidated Operations
                           Three and Six Months Ended June 30, 2000 and 1999 (unaudited).......................1
                           Consolidated Balance Sheets
                           June 30, 2000 and December 31, 1999 (unaudited).....................................2
                           Statements of Consolidated Cash Flows
                           Six Months Ended June 30, 2000 and 1999 (unaudited).................................4
                           Notes to Unaudited Consolidated Financial Statements................................5
                  Management's Discussion and Analysis of Financial Condition and Results
                           of Operations of the Company.......................................................17
                  Quantitative and Qualitative Disclosures about Market Risk of Reliant Energy................27

           Resources Corp.:
                  Financial Statements........................................................................28
                           Statements of Consolidated Operations
                           Three and Six Months Ended June 30, 2000 and 1999 (unaudited)......................28
                           Consolidated Balance Sheets
                           June 30, 2000 and December 31, 1999 (unaudited)....................................29
                           Statements of Consolidated Cash Flows
                           Six Months Ended June 30, 2000 and 1999 (unaudited)................................31
                           Notes to Unaudited Consolidated Financial Statements...............................32
                  Management's Narrative Analysis of the Results of Operations of Resources...................37

PART II.   OTHER INFORMATION
                  Legal Proceedings...........................................................................39
                  Other Information...........................................................................39
                  Exhibits and Reports on Form 8-K............................................................40

                          PART I. FINANCIAL INFORMATION

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                 THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                       JUNE 30,                           JUNE 30,
                                                            ------------------------------      ------------------------------
                                                                2000              1999              2000              1999
                                                            ------------      ------------      ------------      ------------

REVENUES ..............................................     $  5,770,452      $  3,657,828      $ 10,004,555      $  6,300,732

EXPENSES:
  Fuel and cost of gas sold ...........................        2,934,993         1,637,219         5,275,184         3,069,595
  Purchased power .....................................        1,407,588           924,481         2,192,522         1,252,988
  Operation and maintenance ...........................          575,763           428,424         1,045,640           824,211
  Taxes other than income taxes .......................          115,721           119,173           227,226           227,157
  Depreciation and amortization .......................          235,969           257,409           417,470           447,994
                                                            ------------      ------------      ------------      ------------
      Total ...........................................        5,270,034         3,366,706         9,158,042         5,821,945
                                                            ------------      ------------      ------------      ------------
OPERATING INCOME ......................................          500,418           291,122           846,513           478,787
                                                            ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Unrealized (loss) gain on Time Warner investment ....       (1,320,755)               --           202,928                --
  Unrealized gain (loss) on indexed debt securities ...        1,320,755           (68,628)         (202,870)         (399,939)
  Other, net ..........................................           23,793            12,563            43,606            26,028
                                                            ------------      ------------      ------------      ------------
      Total ...........................................           23,793           (56,065)           43,664          (373,911)
                                                            ------------      ------------      ------------      ------------

INTEREST AND OTHER CHARGES:
  Interest ............................................          187,506           126,320           350,491           252,583
  Distribution on trust preferred securities ..........           12,812            13,990            26,704            23,781
                                                            ------------      ------------      ------------      ------------
      Total ...........................................          200,318           140,310           377,195           276,364
                                                            ------------      ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY
  ITEM AND PREFERRED DIVIDENDS ........................          323,893            94,747           512,982          (171,488)
Income Tax Expense (Benefit) ..........................          107,407            19,985           163,343           (36,558)
                                                            ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEM AND
  PREFERRED DIVIDENDS .................................          216,486            74,762           349,639          (134,930)
Extraordinary Item, net of tax ........................            7,445                --             7,445                --
                                                            ------------      ------------      ------------      ------------
INCOME (LOSS) BEFORE PREFERRED DIVIDENDS ..............          223,931            74,762           357,084          (134,930)
Preferred Dividends ...................................               98                98               195               195
                                                            ------------      ------------      ------------      ------------
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON
  STOCKHOLDERS ........................................     $    223,833      $     74,664      $    356,889      $   (135,125)
                                                            ============      ============      ============      ============

BASIC EARNINGS (LOSS) PER SHARE .......................     $       0.79      $       0.26      $       1.26      $      (0.47)
                                                            ============      ============      ============      ============
DILUTED EARNINGS (LOSS) PER SHARE .....................     $       0.78      $       0.26      $       1.25      $      (0.47)
                                                            ============      ============      ============      ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                             JUNE 30,       DECEMBER 31,
                                                                               2000             1999
                                                                           ------------     ------------
CURRENT ASSETS:
   Cash and cash equivalents .........................................     $    105,314     $     89,078
   Investment in Time Warner common stock ............................        4,182,389        3,979,461
   Accounts receivable, net ..........................................        1,674,871        1,104,640
   Accrued unbilled revenues .........................................          128,232          172,629
   Fuel stock and petroleum products .................................          164,451          152,292
   Materials and supplies, at average cost ...........................          257,324          188,167
   Price risk management assets ......................................          588,310          435,336
   Prepayments and other current assets ..............................           91,937          131,666
                                                                           ------------     ------------
     Total current assets ............................................        7,192,828        6,253,269
                                                                           ------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment .....................................       22,751,998       20,126,330
   Less accumulated depreciation and amortization ....................        7,056,469        6,866,325
                                                                           ------------     ------------
     Property, plant and equipment, net ..............................       15,695,529       13,260,005
                                                                           ------------     ------------

OTHER ASSETS:
   Goodwill and other intangibles, net ...............................        3,125,638        3,041,751
   Equity investments and advances to unconsolidated subsidiaries ....        1,017,268        1,022,210
   Regulatory assets .................................................        1,846,663        1,739,507
   Price risk management assets ......................................          549,332          148,722
   Other .............................................................          829,223          755,472
                                                                           ------------     ------------
     Total other assets ..............................................        7,368,124        6,707,662
                                                                           ------------     ------------

       Total Assets ..................................................     $ 30,256,481     $ 26,220,936
                                                                           ============     ============


             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                     JUNE 30,        DECEMBER 31,
                                                                                       2000              1999
                                                                                   ------------      ------------
CURRENT LIABILITIES:
   Short-term borrowings .....................................................     $  6,110,929      $  2,879,211
   Current portion of long-term debt .........................................        4,555,404         4,382,136
   Accounts payable ..........................................................        1,590,470         1,036,839
   Taxes accrued .............................................................          322,292           227,058
   Interest accrued ..........................................................          108,294           116,274
   Dividends declared ........................................................          110,383           110,811
   Price risk management liabilities .........................................          551,715           431,135
   Accumulated deferred income taxes .........................................          429,640           415,591
   Business purchase obligation ..............................................               --           431,570
   Other .....................................................................          470,236           360,109
                                                                                   ------------      ------------
     Total current liabilities ...............................................       14,249,363        10,390,734
                                                                                   ------------      ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes .........................................        2,392,595         2,451,619
   Unamortized investment tax credits ........................................          274,902           270,243
   Price risk management liabilities .........................................          523,791           117,437
   Benefit obligations .......................................................          341,095           400,849
   Business purchase obligation ..............................................               --           596,303
   Other .....................................................................        1,140,033         1,020,837
                                                                                   ------------      ------------
     Total deferred credits and other liabilities ............................        4,672,416         4,857,288
                                                                                   ------------      ------------

LONG-TERM DEBT ...............................................................        5,167,122         4,961,310
                                                                                   ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 10)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF
   THE COMPANY ...............................................................          705,166           705,272
                                                                                   ------------      ------------

STOCKHOLDERS' EQUITY:
   Cumulative preferred stock ................................................            9,740             9,740
   Common stock ..............................................................        3,209,401         3,182,751
   Treasury stock ............................................................         (120,602)          (93,296)
   Unearned ESOP stock .......................................................         (170,374)         (199,226)
   Retained earnings .........................................................        2,644,888         2,500,181
   Accumulated other comprehensive loss ......................................         (110,639)          (93,818)
                                                                                   ------------      ------------
     Total stockholders' equity ..............................................        5,462,414         5,306,332
                                                                                   ------------      ------------

       Total Liabilities and Stockholders' Equity ............................     $ 30,256,481      $ 26,220,936
                                                                                   ============      ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            SIX MONTHS ENDED JUNE 30,
                                                                         ------------------------------
                                                                             2000              1999
                                                                         ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) attributable to common stockholders ............     $    356,889      $   (135,125)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization ..................................          417,470           447,994
    Deferred income taxes ..........................................          (15,039)         (182,876)
    Investment tax credits .........................................           (9,142)          (50,951)
    Unrealized gain on Time Warner investment ......................         (202,928)               --
    Unrealized loss on indexed debt securities .....................          202,870           399,939
    Undistributed net loss of unconsolidated subsidiaries ..........           17,590            64,654
    Impairment of marketable equity securities .....................           22,185                --
    Extraordinary item..............................................           (7,445)               --
    Changes in other assets and liabilities:
      Accounts receivable, net .....................................         (514,798)           70,899
      Inventories ..................................................           (8,669)           (8,693)
      Accounts payable .............................................          542,048           (33,131)
      Federal tax refund ...........................................           52,817                --
      Fuel cost under recovery .....................................         (261,094)          (12,915)
      Restricted deposits ..........................................         (125,084)          (51,035)
      Other, net ...................................................           75,938            47,241
                                                                         ------------      ------------
        Net cash provided by operating activities ..................          543,608           556,001
                                                                         ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .............................................         (827,136)         (441,296)
  Business acquisitions ............................................       (3,102,101)               --
  Investments and advances to unconsolidated subsidiaries ..........          (54,893)          (20,458)
  Proceeds from sale of debt securities.............................          123,428                --
  Other, net .......................................................           54,163             7,980
                                                                         ------------      ------------
        Net cash used in investing activities ......................       (3,806,539)         (453,774)
                                                                         ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from sale of trust preferred securities, net ............               --           362,994
  Proceeds from long-term debt, net ................................           92,098           215,023
  Increase (decrease) in short-term borrowing, net .................        3,852,146            (6,725)
  Restricted deposit for bond redemption ...........................               --          (200,000)
  Payments of long-term debt .......................................         (462,145)         (208,354)
  Payment of common stock dividends ................................         (212,423)         (213,641)
  Purchase of treasury stock .......................................          (27,306)               --
  Other, net .......................................................           27,278           (14,558)
                                                                         ------------      ------------
      Net cash provided by (used in) financing activities ..........        3,269,648           (65,261)
                                                                         ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ............................            9,519                --
                                                                         ------------      ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ..........................           16,236            36,966

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...................           89,078            29,673
                                                                         ------------      ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD .........................     $    105,314      $     66,639
                                                                         ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash Payments:
  Interest (net of amounts capitalized) ............................     $    374,015      $    219,790
  Income taxes .....................................................           72,195           181,210


             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         Included in this combined Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (the Company), and for Reliant Energy Resources Corp. (Resources Corp.) and its subsidiaries (collectively, Resources) are Reliant Energy's and Resources Corp.'s consolidated interim financial statements and notes (Interim Financial Statements) including such companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and Resources Corp. (Resources Corp. Form 10-K) for the year ended December 31, 1999 and the combined First Quarter Report on Form 10-Q of Reliant Energy (Reliant Energy First Quarter 10-Q) and Resources Corp. (Resources Corp. First Quarter 10-Q) for the quarter ended March 31, 2000.

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

         The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect the earnings of the Company.

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

         The Company recognizes repair and maintenance costs incurred in connection with planned major maintenance under the "accrual in advance" method for its non-rate regulated power generation operations. Under the accrual in advance method, the Company estimates the costs of planned major maintenance and accrues the related expense over the maintenance cycle. As of June 30, 2000 and December 31, 1999, the Company's maintenance reserve included in Other Deferred Credits and Other Liabilities in its Consolidated Balance Sheets was $92 million and $84 million, respectively.

(2) TEXAS ELECTRIC CHOICE PLAN AND DISCONTINUANCE OF SFAS NO. 71 FOR ELECTRIC GENERATION OPERATIONS

         In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation). The Legislation substantially amends the regulatory structure governing electric utilities in Texas in order to allow retail competition. In June 2001, retail competition pilot projects for 5% of each utility's combined load of all customer classes will begin under the Legislation. Retail competition for all other customers will begin on January 1, 2002. In preparation for that competition, the Company expects to make significant changes in the electric utility operations conducted through Reliant Energy HL&P, an unincorporated division of Reliant Energy. By January 1, 2002, electric utilities in Texas such as Reliant Energy HL&P will restructure their businesses in order to separate power generation, transmission and distribution, and retail activities into different units. Pursuant to the Legislation, the Company submitted an amended plan on August 9, 2000 to accomplish the required separation of its regulated operations into separate units. See Note 12 for further information regarding the filing of an amended business separation plan. In addition, the Legislation requires the Public Utility Commission of Texas (PUC) to issue a number of new rules and determinations in implementing the Legislation. For additional information on the Legislation, see Note 3 of the Reliant Energy 10-K Notes.

         Historically, Reliant Energy HL&P has applied the accounting policies established in Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). The Company believes that the Legislation provides sufficient detail regarding the deregulation of the Company's electric generation operations to require it to discontinue the use of SFAS No. 71 for those operations. Effective June 30, 1999, the Company discontinued SFAS No. 71 for its electric generation operations. For additional information on the effect on the Company's consolidated financial statements due to the discontinuance of SFAS No. 71 for electric generation operations, see Notes 1(d), 1(g) and 3 of the Reliant Energy 10-K Notes.

         The transmission and distribution (T&D) business of Reliant Energy HL&P will continue to be subject to cost-of-service rate regulation and will be responsible for the delivery of electricity to retail customers. Pursuant to the Legislation, on March 31, 2000, Reliant Energy HL&P filed proposed tariffs with the PUC, which are to be effective on January 1, 2002 for its transmission and distribution operations. The Company's final phase of the T&D rate case is not expected to be heard until January 2001.

(3)      ACQUISITIONS

         On May 12, 2000, a subsidiary of the Company purchased entities owning non-rate regulated power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an annual average net generating capacity of approximately 4,300 megawatts (MW). With the exception of certain development entities which were sold to another subsidiary of the Company in July 2000, the assets are held by Reliant Energy Mid-Atlantic Power Holdings, LLC or its subsidiaries (collectively REMA), which are all indirect subsidiaries of Reliant Energy. The purchase price was approximately $2.1 billion. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. On a preliminary basis, the Company's fair value adjustments related to the acquisition primarily included increases in property, plant and equipment, regulatory emission credits, materials and supplies inventory, major maintenance reserves and related deferred taxes. The Company expects to finalize these fair value adjustments prior to May 2001 and does not anticipate material additional modifications to the preliminary adjustments. Funds for the acquisition were made available through issuances of commercial paper supported by two bank facilities, one in the amount of $1.0 billion and another in the amount of $1.15 billion. The $1.0 billion facility expires in May 2001. The revolving commitment period for the $1.15 billion facility terminates in May 2001 and any outstanding borrowings at that time convert to a one-year term facility.

         The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents certain pro forma information for the second quarter and first six months of 2000, as if the acquisition had occurred on January 1, 2000. Pro forma information has not been presented for REMA for the second quarter and first six months of 1999 due to the fact that the acquired assets and related operations did not constitute a business prior to November 24, 1999. Prior to November 24, 1999, the acquired entities' operations were fully integrated with, and their results of operations were consolidated into, the regulated electric utility operations of the former owner of the facilities. In addition, prior to November 24, 1999, the electric output of the facilities was sold based on rates set by regulatory authorities and are not indicative of REMA's future results.

                    PRO FORMA COMBINED RESULTS OF OPERATIONS

                                                                 JUNE 30, 2000
                                                    -------------------------------------
                                                    THREE MONTHS ENDED   SIX MONTHS ENDED
                                                    ------------------   ----------------
                                                     (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues .........................................     $      5,830        $     10,171
Net income attributable to common stockholders ...              222                 344
Basic and diluted earnings per share .............             0.78                1.21

         These pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the REMA entities had occurred on January 1, 2000.
Purchase-related adjustments to the results of operations include the effects on depreciation, interest expense and income taxes.

         Included in the REMA acquisition are partial undivided interests in the Conemaugh and Keystone generating stations (Conemaugh and Keystone, respectively), two jointly owned generation stations. Conemaugh and Keystone are each owned as a tenancy in common among their co-owners, with each owner retaining its undivided ownership interest in the generating units and the electrical output from those units. The Company's share of ownership interest in Conemaugh and Keystone is 16.45% and 16.67%, respectively. The Company bears a corresponding share of the capital and operating costs associated with these facilities. Reliant Energy Northeast Management Company, a subsidiary of REMA, operates and manages Conemaugh and Keystone under separate operating agreements which the owners have elected to terminate effective December 31, 2002. No decisions have been made as yet regarding operating arrangements subsequent to the termination date. The Company's net investment in Conemaugh and Keystone is $644 million as of June 30, 2000.

         On March 1, 2000, the Company funded the remaining obligation of $987 million to purchase the shares of N.V. UNA (UNA), a Dutch power generation company. At December 31, 1999, the Company recorded the commitment for this purchase as a business purchase obligation in the Company's Consolidated Balance Sheet based on an exchange rate of 2.19 Dutch guilders (NLG) per U.S. dollar (the exchange rate on December 31, 1999). Effective October 1, 1999, the Company recorded 100% of the operating results of UNA. The Company accounted for the acquisition as a purchase with assets and liabilities of UNA reflected at their estimated fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $840 million was recorded as goodwill and is being amortized over 35 years. On a preliminary basis, the Company's fair value adjustments related to the acquisition of UNA primarily included increases in property, plant and equipment, long-term debt, major maintenance reserves and related deferred taxes. The Company expects to finalize these fair value adjustments during 2000. The Company, however, does not anticipate that any additional adjustments will be material. For additional information regarding the acquisition of UNA, see Note 2 of the Reliant Energy 10-K Notes.

(4)      DEPRECIATION AND AMORTIZATION

         The Company's depreciation expense for the second quarter and first six months of 2000 was $99 million and $190 million, respectively, compared to $227 million and $366 million for the same periods in 1999. Goodwill amortization relating to acquisitions was $23 million and $44 million for the three and six months ended June 30, 2000, respectively, compared to $14 million and $28 million for the same periods in 1999. Other amortization expense, including amortization of regulatory assets, was $114 million and $183 million for the second quarter and first six months of 2000, respectively, compared to $16 million and $54 million for the same periods in 1999.

         In June 1998, the PUC issued an order approving a transition to competition plan (Transition Plan) filed by Reliant Energy HL&P in December 1997. Pursuant to the Transition Plan, the Company recorded $76 million and $89 million of additional depreciation for the second quarter and first six months of 1999, respectively, and redirected $51 million and $102 million of transmission and distribution depreciation to generation assets for the second quarter and first six months of 1999, respectively. For information regarding the additional depreciation of electric utility generating assets and the redirection of transmission and distribution depreciation to generation assets under the Transition Plan, see Note 1(g) of the Reliant Energy 10-K Notes. The Legislation provides that depreciation expense for transmission and distribution related assets may be redirected to generation assets from

1999 through 2001 for regulatory purposes. Because the electric generation operations portion of Reliant Energy HL&P discontinued application of SFAS No. 71 effective June 30, 1999, such operations can no longer record additional or redirected depreciation for financial reporting purposes. However, for regulatory purposes, the Company continues to redirect transmission and distribution depreciation to generation assets. As of June 30, 2000 and December 31, 1999, the cumulative amount of redirected depreciation for regulatory purposes was $501 million and $393 million, respectively.

         The Company reassessed the economic lives of Reliant Energy HL&P's generation plant and equipment in 1999 and certain prospective depreciation rates were revised due to changing economic circumstances as a result of the Legislation. This change in depreciation rates reduced depreciation expense for Reliant Energy HL&P's generation plant and equipment by $18 million and $36 million for the second quarter and first six months of 2000, respectively. The effect on basic and diluted earnings per share for the second quarter and first six months of 2000 is $0.04 and $0.08, respectively.

         In 1999, the Company determined that approximately $800 million of Reliant Energy HL&P's electric generation assets were impaired. The Legislation provides for recovery of this impairment through regulated cash flows. Therefore, a regulatory asset was recorded for an amount equal to the impairment in the Company's Consolidated Balance Sheets. The Company amortizes this regulatory asset as it is recovered from regulated cash flows. During the second quarter and first six months of 2000, the Company recorded $95 million and $147 million, respectively, of amortization expense related to the recoverable impaired plant costs and other deferred debits created from discontinuing SFAS No. 71.

         Pursuant to the Legislation, through securitization, the Company is allowed to recover generation-related regulatory assets and liabilities reported in the December 31, 1998 Reliant Energy Form 10-K. On May 31, 2000, the PUC issued a financing order to the Company authorizing the issuance of transition bonds in an amount not to exceed $740 million plus actual up-front qualified costs. The Company has discontinued amortizing certain generation-related regulatory assets effective January 1, 1999. For additional information regarding the discontinuance of SFAS No. 71 for electric generation operations, see Notes 1(d) and 3 of the Reliant Energy 10-K Notes.

(5)      COMPREHENSIVE INCOME

         The Company had total comprehensive income of $202 million and $340 million, respectively, for the second quarter and first six months of 2000, and total comprehensive income of $82 million and total comprehensive loss of $177 million, respectively, for the second quarter and first six months of 1999. The following table summarizes the components of total comprehensive income.

                                                          FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                    JUNE 30,
                                                          --------------------------  ------------------------
                                                              2000          1999          2000          1999
                                                            --------      --------      --------      --------
                                                                             (IN MILLIONS)
Net income (loss) .....................................     $    224      $     75      $    357      $   (135)
Other comprehensive income (loss):
  Foreign currency translation adjustments ............          (23)            8           (33)          (43)
  Unrealized gain (loss) on available for sale
    securities ........................................            1            (1)            2             1
  Plus: Reclassification adjustment for impairment
    loss on available for sale securities realized
    in net income .....................................           --            --            14            --
                                                            --------      --------      --------      --------
Comprehensive income (loss) ...........................     $    202      $     82      $    340      $   (177)
                                                            ========      ========      ========      ========

(6)      LONG-TERM DEBT AND SHORT-TERM BORROWINGS

(a)      Short-term Borrowings.

         As of June 30, 2000, the Company had credit facilities, which included the facilities of several financing subsidiaries, UNA, Resources Corp. and Reliant Energy International, Inc., that provided for an aggregate of $7.4 billion in committed credit (including the Euro 600 million facility discussed below) of which $0.7 billion was unused. One of the credit facilities included a $65 million sub-facility under which letters of credit may be obtained. Letters of credit under the sub-facility aggregated $63 million as of June 30, 2000.

         In February 2000, a financing subsidiary of the Company established a $650 million revolving credit facility that originally terminated on May 31, 2000. The $650 million revolving credit facility was extended and now terminates on the earlier of September 1, 2000 or the date on which a replacement credit facility is established. In February 2000, the Company established a $200 million revolving credit facility. In June 2000, all borrowings under the $200 million credit facility were repaid and the facility was terminated.

         In April 2000, a subsidiary of the Company arranged for unsecured borrowings aggregating $54 million.

         In connection with the REMA acquisition in May 2000, a financing subsidiary of the Company established two credit facilities aggregating $2.15 billion which support outstanding commercial paper in the amount of $2.15 billion. The $1.0 billion facility expires in May 2001. The revolving commitment period for the $1.15 billion facility terminates in May 2001, at which time outstanding borrowings under this facility convert to a one-year term facility. These facilities are subject to partial repayment and mandatory commitment reductions in the event that certain corporate transactions occur. See Note 3 for additional information regarding the acquisition of the REMA entities.

         In June 2000, a financing subsidiary of the Company established
$250 million credit facility which terminates on October 23, 2000. At June 30, 2000, $200 million of this facility was borrowed at an interest rate of 7.5%.

(b)      Long-term Debt.

         In February 2000, a subsidiary of the Company established a Euro 600 million term loan facility which terminates in March 2003. At June 30, 2000, $572 million (based on the exchange rate on June 30, 2000 of 0.9525 Euro per U.S. dollar) under this facility was outstanding at an interest rate of 6.65%. Borrowings under this facility have been classified as long-term debt based upon the expiration date of the committed credit facility and the Company's intent and ability to borrow under such facility for more than one year.

         In March 2000, the Company repaid $150 million of its 6.1% first mortgage bonds at maturity.

         During the second quarter of 2000, UNA negotiated the repurchase of approximately $272 million in aggregate principal amount of its long-term debt for a total cost of approximately $14 million. The book value of the debt repurchased was approximately $293 million resulting in an extraordinary gain on the early extinguishment of long-term debt of approximately $7 million. Borrowings under a short-term banking facility and proceeds from sale of debt securities were used to finance the reacquisition of such debt.

(7)      EARNINGS PER SHARE

         The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                          FOR THE THREE MONTHS ENDED        FOR THE SIX MONTHS ENDED
                                                                   JUNE 30,                         JUNE 30,
                                                        -----------------------------     -----------------------------
                                                            2000             1999             2000             1999
                                                        ------------     ------------     ------------     ------------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income (loss) before extraordinary item and
    preferred dividends ...........................     $    216,486     $     74,762          349,639         (134,930)
  Less: Preferred dividends .......................               98               98              195              195
                                                        ------------     ------------     ------------     ------------
  Net income (loss) before extraordinary item .....          216,388           74,664          349,444         (135,125)
  Extraordinary item ..............................            7,445               --            7,445               --
                                                        ------------     ------------     ------------     ------------
  Net income (loss) attributable to common
    stockholders ..................................     $    223,833     $     74,664     $    356,889     $   (135,125)
                                                        ============     ============     ============     ============

Weighted average shares outstanding ...............          284,238          285,474          283,658          285,222

Basic EPS:
  Net income (loss) before extraordinary item .....     $       0.76     $       0.26     $       1.23     $      (0.47)
  Extraordinary item ..............................             0.03               --             0.03               --
                                                        ------------     ------------     ------------     ------------
  Net income (loss) ...............................     $       0.79     $       0.26     $       1.26     $      (0.47)
                                                        ============     ============     ============     ============

Diluted EPS Calculation:
  Net income (loss) attributable to common
    stockholders ..................................     $    223,833     $     74,664     $    356,889     $   (135,125)
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% trust preferred securities .                5                9               10               --
                                                        ------------     ------------     ------------     ------------
  Total effect assuming dilution ..................     $    223,838     $     74,673     $    356,899     $   (135,125)
                                                        ============     ============     ============     ============

Weighted average shares outstanding ...............          284,238          285,474          283,658          285,222
  Plus: Incremental shares from assumed
    conversions (1)(2):
    Stock options .................................            1,562              576              979               --
    Restricted stock ..............................              753              740              753               --
    6 1/4% trust preferred securities .............               15               27               15               --
                                                        ------------     ------------     ------------     ------------
  Weighted average shares assuming dilution .......          286,568          286,817          285,405          285,222
                                                        ============     ============     ============     ============

Diluted EPS:
  Net income (loss) before extraordinary item .....     $       0.75     $       0.26     $       1.22     $      (0.47)
  Extraordinary item ..............................             0.03               --             0.03               --
                                                        ------------     ------------     ------------     ------------
  Net income (loss) ...............................     $       0.78     $       0.26     $       1.25     $      (0.47)
                                                        ============     ============     ============     ============

----------

(1) For the three months ended June 30, 2000, the computation of diluted EPS excludes purchase options for 52,307 shares of common stock that have exercise prices (ranging from $28.72 to $32.22 per share) greater than the $27.21 per share average market price. For the three months ended June 30, 1999, the computation of diluted EPS excludes purchase options for 23,334 shares of common stock that have exercise prices (ranging from $28.71 to $35.18 per share) greater than the $28.52 per share average market price for the period and would thus be anti-dilutive if exercised.

(2) For the six months ended June 30, 2000, the computation of diluted EPS excludes purchase options for 452,327 shares of common stock that have exercise prices (ranging from $25.81 to $32.22 per share) greater than the $24.74 per share average market price. Assumed conversions were not included in the computation of diluted earnings per share for the six months ended June 30, 1999 because additional shares outstanding would result in an anti-dilutive per share amount. The computation for the six months ended June 30, 1999 excludes 740,000 shares of restricted stock, 27,000 shares for assumed conversion of debentures and purchase options for 628,000 shares of common stock, which would be anti-dilutive if exercised.

(8)      CAPITAL STOCK

(a)      Common Stock.

         Reliant Energy has 700,000,000 authorized shares of common stock. At June 30, 2000, 298,558,239 shares of Reliant Energy common stock were issued and 284,711,565 shares of Reliant Energy common stock were outstanding. At December 31, 1999, 297,612,478 shares of Reliant Energy common stock were issued and 283,308,371 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (9,029,489 and 10,679,489 at June 30, 2000 and December 31, 1999, respectively) and (b) treasury shares (4,817,185 and 3,624,618 at June 30, 2000 and December 31, 1999, respectively). Reliant Energy declared dividends of $0.375 per share in each of the second quarters of 2000 and 1999. Also, Reliant Energy declared dividends totaling $0.750 per share in each of the six month periods ending June 30, 2000 and 1999.

         During the first six months of 2000, Reliant Energy purchased 1,183,800 shares of Reliant Energy common stock at an average price of $23.07 per share or an aggregate purchase price of $27 million. As of June 30, 2000, Reliant Energy was authorized to purchase an additional $271 million of Reliant Energy common stock.

(b)      Preference Stock.

         Reliant Energy issued the following shares of preference stock now owned by one of its financing subsidiaries on the dates indicated:

     DATE                 PREFERENCE SERIES        NUMBER OF SHARES
     ----                 -----------------        ----------------

     February 2000              Series G                  6,825
     May 2000                   Series H                 12,100
     May 2000                   Series I                 10,525
     June 2000                  Series J                  2,100

         Series G, H, I and J preference stock are not deemed outstanding for financial reporting purposes because the sole shareholder of each series is a wholly owned subsidiary of Reliant Energy.

(9)      TRUST PREFERRED SECURITIES

(a)      Reliant Energy

         Statutory business trusts created by Reliant Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below:

                                  AGGREGATE
                             LIQUIDATION AMOUNT
                            ---------------------                          MANDATORY
                           JUNE 30,   DECEMBER 31,  DISTRIBUTION RATE/  REDEMPTION DATE/    JUNIOR SUBORDINATED
       TRUST                 2000        1999         INTEREST RATE      MATURITY DATE          DEBENTURES
       -----               --------   ------------  ------------------  ----------------    -------------------
                                (IN MILLIONS)

REI Trust I                $   375      $   375           7.20%            March 2048     7.20% Junior Subordinated
                                                                                          Debentures due 2048

HL&P Capital Trust I       $   250      $   250          8.125%            March 2046     8.125% Junior Subordinated
                                                                                          Deferrable Interest
                                                                                          Debentures Series A

HL&P Capital Trust II      $   100      $   100          8.257%         February 2037     8.257% Junior Subordinated
                                                                                          Deferrable Interest
                                                                                          Debentures Series B

         For additional information regarding the $625 million of preferred securities and the $100 million of capital securities previously issued to the public by statutory business trusts created by Reliant Energy, see Note 11 of the Reliant Energy 10-K Notes. The sole asset of each trust consists of junior subordinated debentures of Reliant Energy having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by that trust.

(b)      Resources Corp.

         A statutory business trust created by Resources Corp. has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below:

                                  AGGREGATE
                             LIQUIDATION AMOUNT
                            ---------------------                          MANDATORY
                           JUNE 30,   DECEMBER 31,  DISTRIBUTION RATE/  REDEMPTION DATE/    JUNIOR SUBORDINATED
       TRUST                 2000        1999         INTEREST RATE      MATURITY DATE          DEBENTURES
       -----               --------   ------------  ------------------  ----------------    -------------------
                                (IN MILLIONS)


Resources Trust            $     1      $     1           6.25%            June 2026      6.25% Convertible Junior
                                                                                          Subordinated Debentures
                                                                                          due 2026

         For additional information regarding the $173 million of convertible preferred securities previously issued to the public by a statutory business trust created by Resources Corp., see Note 11 of the Reliant Energy 10-K Notes and Note 5 of the Resources Corp. 10-K Notes. The sole asset of the trust consists of convertible junior subordinated debentures of Resources Corp. having an interest rate and maturity date corresponding to the convertible preferred securities, and the principal amount corresponding to the common and convertible preferred securities issued by the trust.

(10)     COMMITMENTS AND CONTINGENCIES

(a)      Legal, Tax and Regulatory Proceedings

         In February 1996, the cities of Wharton, Galveston and Pasadena (original claimant cities) filed suit, for themselves and a class of all similarly situated cities in Reliant Energy HL&P's service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. Plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. Because the franchise ordinances at issue affecting Reliant Energy HL&P expressly impose fees only on its own receipts and only from sales of electricity for consumption within a city, the Company regards all of plaintiffs' allegations as spurious and is vigorously contesting the case. The plaintiffs' pleadings asserted that their damages exceeded $250 million. The 269th Judicial District Court for Harris County granted partial summary judgment in favor of Reliant Energy dismissing all claims for franchise fees based on sales tax collections. Other motions for partial summary judgment were denied. A six week jury trial of the original claimant cities (but not the class of cities) ended on April 4, 2000 (three cities case). Although the jury found for Reliant Energy on many issues, they found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. The trial court in the three cities case has not entered a judgment on the jury's verdict. Reliant Energy has asked the trial court to enter a judgment in its favor and against the original claimant cities, including the laches defense and also numerous points of law neither disposed of nor prejudiced by the jury verdict. The original claimant cities have asked the trial court to proceed with trials of claims relating to additional cities instead of entering a final judgment at the present time. On May 12, 2000, the trial court ordered the parties to mediation and requested additional briefing from the parties over the next 45 days concerning a possible de-certification of the class and the various other motions. The case was not resolved during mediation, and the parties' post-verdict motions remain pending before the court.

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

(b)      Environmental Matters

         The Company is a defendant in litigation arising out of the environmental remediation of a site in Corpus Christi, Texas. The suit was instituted by the State of Texas in an effort to recover money it expended in the oversight of the remedial work at the site performed by the Company and others. Third parties operated the site as a metals reclaiming operation. Although the Company neither operated nor owned the site, third parties may have delivered various transformers and other equipment originally sold by the Company to the site. The Company and others have remediated the site pursuant to a plan approved by appropriate state agencies and a federal court. On the basis of third party claims filed by the Company in the State's loss recovery action, the Company has recovered or has commitments to recover from other responsible parties $2.7 million of the approximately $3 million (including recoverable legal fees) it spent on remediation of the site.

         Under the agreement to acquire REMA, the Company assumed liabilities associated with site contamination at certain of the acquired facilities in Pennsylvania and New Jersey. The Company has recorded accruals of approximately $24 million for these environmental liabilities as of June 30, 2000.

         From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims similar to those previously received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

(11)     REPORTABLE SEGMENTS

         The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Financial information for REMA and UNA is included in the segment disclosures only for periods beginning with their respective acquisition dates. For additional information regarding the acquisition date of UNA, see Note 2 of the Reliant Energy 10-K Notes. The Company has identified the following reportable segments: Electric Operations, Wholesale Energy, Natural Gas Distribution, Interstate Pipelines, Reliant Energy Europe, Reliant Energy Latin America and Corporate. For descriptions of the financial reporting segments, see Note 1(a) of the Reliant Energy 10-K Notes. Financial data for the business segments are as follows:

                                                AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                       ------------------------------------------------------------------
                                        REVENUES FROM    INTERSEGMENT       OPERATING
                                       NON-AFFILIATES      REVENUES        INCOME (LOSS)     TOTAL ASSETS
                                       --------------    ------------      -------------     ------------
                                                                  (IN MILLIONS)
Electric Operations ...............     $      1,421     $         --      $        325      $     10,235
Wholesale Energy ..................            3,382               84               184             6,505
Natural Gas Distribution ..........              705               16                (6)            3,369
Interstate Pipelines ..............               27               52                28             2,002
Reliant Energy Europe (1) .........              136               --                24             2,937
Reliant Energy Latin America ......               10               --               (20)            1,153
Corporate .........................               89               (7)              (35)            4,698
Reconciling Elimination ...........               --             (145)               --              (643)
                                        ------------     ------------      ------------      ------------
Consolidated ......................     $      5,770     $         --      $        500      $     30,256
                                        ============     ============      ============      ============

                                             FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                       -------------------------------------------------
                                        REVENUES FROM    INTERSEGMENT       OPERATING
                                       NON-AFFILIATES      REVENUES        INCOME (LOSS)
                                       -------------     ------------      -------------
                                                        (IN MILLIONS)
Electric Operations ...............     $      2,368     $         --      $        527
Wholesale Energy ..................            5,420              221               168
Natural Gas Distribution ..........            1,619               16                97
Interstate Pipelines ..............               61               92                56
Reliant Energy Europe (1) .........              286               --                57
Reliant Energy Latin America ......               31               --               (16)
Corporate .........................              220                1               (42)
Reconciling Elimination ...........               --             (330)               --
                                        ------------     ------------      ------------
Consolidated ......................     $     10,005     $         --      $        847
                                        ============     ============      ============


                                                                                                AS OF
                                            FOR THE THREE MONTHS ENDED JUNE 30, 1999         DECEMBER 31,
                                       -------------------------------------------------         1999
                                        REVENUES FROM    INTERSEGMENT        OPERATING       ------------
                                       NON-AFFILIATES      REVENUES        INCOME (LOSS)     TOTAL ASSETS
                                       --------------    ------------      -------------     ------------
                                                                  (IN MILLIONS)
Electric Operations ...............     $      1,167     $         --      $        253      $      9,941
Wholesale Energy ..................            1,906               32                 9             2,773
Natural Gas Distribution ..........              475               --                 1             3,683
Interstate Pipelines ..............               27               39                27             2,212
Reliant Energy Europe (1) .........               --               --                --             3,247
Reliant Energy Latin America ......               43               --                15             1,156
Corporate .........................               40               17               (14)            4,349
Reconciling Elimination ...........               --              (88)               --            (1,140)
                                        ------------     ------------      ------------      ------------
Consolidated ......................     $      3,658     $         --      $        291      $     26,221
                                        ============     ============      ============      ============

                                             FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                       -------------------------------------------------
                                        REVENUES FROM    INTERSEGMENT       OPERATING
                                       NON-AFFILIATES      REVENUES        INCOME (LOSS)
                                       -------------     ------------      -------------
                                                        (IN MILLIONS)
Electric Operations ...............     $      2,017      $         --      $        395
Wholesale Energy ..................            2,845               101                10
Natural Gas Distribution ..........            1,279                 1               106
Interstate Pipelines ..............               53                79                55
Reliant Energy Latin America ......               (8)               --               (63)
Corporate .........................              115                36               (24)
Reconciling Elimination ...........               --              (217)               --
                                        ------------      ------------      ------------
Consolidated ......................     $      6,301      $         --      $        479
                                        ============      ============      ============

----------

(1)      Reliant Energy Europe was created in the fourth quarter of 1999.

         Reconciliation of Operating Income to Net Income:

                                                               THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                             ------------------------------      ------------------------------
                                                                 2000              1999              2000              1999
                                                             ------------      ------------      ------------      ------------
                                                                                       (IN MILLIONS)
Operating income .......................................     $        500      $        291      $        847      $        479
Interest expense .......................................              188               126               350               253
Net unrealized loss on indexed debt securities and
  Time Warner investment ...............................               --                69                --               400
Distribution on trust preferred securities .............               13                14                27                24
Income tax expense (benefit) ...........................              107                20               163               (37)
Extraordinary gain, net of tax .........................               (7)               --                (7)               --
Other income ...........................................              (25)              (13)              (43)              (26)
                                                             ------------      ------------      ------------      ------------
Net income (loss) attributable to common stockholders ..     $        224      $         75      $        357      $       (135)
                                                             ============      ============      ============      ============

(12)     SUBSEQUENT EVENTS

         On August 9, 2000, Reliant Energy filed an amended business separation plan with the PUC under which it would divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. For additional information regarding Reliant Energy's plan to file the amended business separation plan, see the Reliant Energy and Resources Corp. combined current report on Form 8-K dated July 27, 2000, which information is incorporated herein by reference. The amended plan actually filed follows the proposed plan described in the Form 8-K other than the cash payment that the unregulated company will receive from the regulated company in 2004 will have a "collar" placed on it such that the cash amount will not equal the market value of the regulated company's interest in the Texas regulated generation operations if the market value is outside of the collar. If the market value is above the collar, the cash amount will be less than the market value. If the market value is below the collar, the cash amount will be greater than the market value. The amended plan is subject to PUC approval.

         On August 8, 2000, Reliant Energy International, Inc. (Reliant Energy International) and Reliant Energy Salvador Holding Company Ltd. (Salvador Holding) entered into an agreement to sell the interests held by Salvador Holding in El Salvador, subject to the satisfaction of certain conditions precedent provided for in the purchase agreement. The sale of the Company's interests held by Salvador Holding is not expected to have a material impact on the results of operations of the Company.

         On July 6, 2000, Resources Corp. issued $325 million of notes having an interest rate of 8.125% and a maturity date of July 15, 2005. Resources Corp. used the proceeds from the sale of the notes for general corporate purposes, including the repayment of $200 million of Resources Corp.'s 7.5% notes that matured on August 1, 2000 and the repayment of a portion of its short-term indebtedness.

         On July 1, 2000, the Company exercised its option and exchanged 37.9 million shares of Time Warner, Inc. common stock for satisfaction of the full maturity value (and its value at June 30, 2000), of $2.9 billion of its unsecured 7% Automatic Common Exchange Securities (ACES). For additional information regarding ACES, see Note 8 of the Reliant Energy 10-K notes.

         In July 2000, a financing subsidiary of the Company borrowed an additional $50 million under a $250 million revolving credit facility that was established in June 2000. Proceeds were used by the financing subsidiary to purchase Series K Preference Stock of Reliant Energy. The Company used the proceeds for general corporate purposes.

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS OF THE COMPANY

         The following discussion and analysis should be read in combination with the Company's Interim Financial Statements contained in this Form 10-Q.

         The Company is a diversified international energy services and delivery company, providing energy and energy services in North America, Western Europe and Latin America. The Company operates one of the United States' largest electric utilities in terms of kilowatt-hour sales, and its three natural gas distribution divisions together form the United States' third largest natural gas distribution operation in terms of customers served. The Company's wholesale energy trading and marketing business ranks among the top five in the United States in combined electricity and natural gas volume sales and has a presence in most of the major power regions of the United States. It also has power generation and wholesale trading and marketing operations in Western Europe. The Company invests in international electric utility privatizations and the development of non-rate regulated domestic power generation projects. Additionally, the Company owns an interstate natural gas pipeline which provides gas transportation, supply, gathering and storage services.

         The Company's financial reporting segments include: Electric Operations, Wholesale Energy, Natural Gas Distribution, Interstate Pipelines, Reliant Energy Europe, Reliant Energy Latin America and Corporate. For segment reporting information, see Note 11 to the Company's Interim Financial Statements.

         In March 2000, the Company announced that it had retained an investment banking firm to assist it in evaluating strategic alternatives, including divestiture, for (a) two of its natural gas distribution divisions, Reliant Energy Arkla and Reliant Energy Minnegasco, (b) its Interstate Pipelines' operation and (c) its natural gas gathering and pipeline services operations. The evaluation has been completed and the Company has no current plans to sell or otherwise dispose of these businesses.

          On August 9, 2000, Reliant Energy filed an amended business separation plan with the PUC under which it would divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. For additional information regarding the amended plan, see Note 12 to the Company's Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                               THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                              -----------------------------     -----------------------------
                                                                  2000             1999             2000             1999
                                                              ------------     ------------     ------------     ------------
                                                                            (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ................................................     $      5,770     $      3,658     $     10,005     $      6,301
Operating Expenses ......................................            5,270            3,367            9,158            5,822
                                                              ------------     ------------     ------------     ------------
Operating Income ........................................              500              291              847              479
Other Income ............................................               24               13               43               26
Interest Expense and Other Charges ......................              200              140              377              277
Net Unrealized Loss on Indexed Debt Securities and
  Time Warner Investment ................................               --               69               --              400
Income Tax Expense (Benefit) ............................              107               20              163              (37)
Extraordinary Gain, Net of Tax ..........................                7               --                7               --
                                                              ------------     ------------     ------------     ------------
Net Income (Loss) Attributable to Common Stockholders$ ..     $        224     $         75     $        357     $       (135)
                                                              ============     ============     ============     ============
Basic Earnings (Loss) Per Share .........................     $       0.79     $       0.26     $       1.26     $      (0.47)
Diluted Earnings (Loss) Per Share .......................     $       0.78     $       0.26     $       1.25     $      (0.47)

         THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

         The Company reported consolidated net income of $224 million ($0.79 per basic share) for the three months ended June 30, 2000 compared to consolidated net income of $75 million ($0.26 per basic share) for the same period in 1999. The 2000 results included an extraordinary gain of $7 million related to the early extinguishment of long-term debt. The 1999 results included a $45 million after-tax, non-cash, unrealized accounting loss on indexed debt securities and a $4 million after-tax, non-cash loss resulting from the effect of the devaluation of the Brazilian real on equity earnings of the Company's Brazilian investments.

         The Company's consolidated net income, after adjusting for the charges described above, was $216 million ($0.76 per share) for the second quarter of 2000 compared to $123 million ($0.43 per share) for the second quarter of 1999. The $93 million increase in consolidated net income was primarily due to increased earnings from the Electric Operations and Wholesale Energy segments and additional earnings from the Reliant Energy Europe segment which was established in the fourth quarter of 1999 with the acquisition of UNA, a Dutch power generation company. Quarter-to-quarter earnings increases were slightly offset by lower earnings in 2000 versus 1999 of both the Reliant Energy Latin America and Corporate segments. For additional information on the acquisition of UNA, see Note 3 to the Company's Interim Financial Statements and Note 2 to the Reliant Energy 10-K.

         For an explanation of changes in operating income, see the discussion below of operating income (loss) by segment.

         Other income increased by approximately $11 million during the second quarter of 2000 compared to the same period in 1999 primarily due to a $15 million pre-tax gain on the sale of the Company's investment in one of its development stage, non-rate regulated electric generating project companies located in Rhode Island.

         The Company incurred interest expense and other charges of $200 million and $140 million for the second quarters of 2000 and 1999, respectively. The 2000 increase was a result of increased levels of both short-term borrowings and long-term debt in the second quarter of 2000 compared to the same period in 1999. The increase in borrowings was associated with borrowings for funding the acquisition of shares of UNA in the fourth quarter of 1999 and the first quarter of 2000, the Company's additional investment in Time Warner common stock in the third quarter of 1999, the acquisition of the REMA entities in the second quarter of 2000, other acquisitions and capital expenditures.

         The effective tax rate for the second quarter of 2000 and 1999 was 33% and 21%, respectively. After adjusting for the unrealized accounting loss on indexed debt securities and the loss due to the devaluation of the Brazilian real, previously discussed, the adjusted effective tax rate for the second quarter of 1999 was 26%. The increase in the effective tax rate for the second quarter of 2000 compared to the adjusted effective tax rate for the same period in 1999 was a result of a one-time adjustment to tax expense related to the reversal of amortization of generation-related regulatory tax assets incurred in the first half of 1999, partially offset by the effect of the tax holiday relating to the Dutch electric industry which applies to income earned by UNA. Pursuant to the Legislation, the Company is allowed to recover the amount of generation-related regulatory assets as of December 31, 1998. The reversal of amortization of generation-related regulatory tax assets recorded in the first half of 1999 and its resulting effect on tax expense was offset by additional depreciation pursuant to the Transition Plan. For more information regarding the Legislation, see Note 2 of the Company's Interim Financial Statements and Note 3 of the Reliant Energy 10-K Notes.

         SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED
JUNE 30, 1999

         The Company reported consolidated net income of $357 million ($1.26 per basic share) for the first six months of 2000 compared to a consolidated net loss of $135 million ($0.47 per basic share) for the first six months of 1999. The 2000 results included an extraordinary gain of $7 million related to the early extinguishment of long-term debt. The 1999 results included a $260 million after-tax, non-cash, unrealized accounting loss on indexed debt securities and a $95 million after-tax, non-cash loss resulting from the effect of the devaluation of the Brazilian real on equity earnings of the Company's Brazilian investments.

         The Company's consolidated net income, after adjusting for the charges described above, was $349 million ($1.23 per basic share) for the first six months of 2000 compared to $220 million ($0.77 per basic share) for the first six months of 1999. The $129 million increase was primarily due to increased earnings from the Electric Operations and Wholesale Energy segments, and additional earnings from the Reliant Energy Europe segment which was established in the fourth quarter of 1999. Increases were offset by lower adjusted earnings in 2000 versus 1999 from the Reliant Energy Latin America and Corporate segments.

         Other income increased by approximately $17 million during the first six months of 2000 compared to the same period in 1999 primarily due to the pre-tax gain on the sale of the Company's investment in one of its development stage, non-rate regulated electric generation project companies of $15 million, interest income on an IRS refund received in February 2000 of $26 million and distributions from corporate venture capital investments. The increase in other income was partially offset by an impairment loss of $22 million on marketable equity securities classified as "available for sale" recorded in 2000.

         The Company incurred interest expense and other charges of $377 million and $277 million for the first six months of 2000 and 1999, respectively. The increase was primarily a result of increased levels of both short-term borrowings and long-term debt in the first six months of 2000 compared to 1999. Increased debt levels were associated in part with borrowings for the funding of the acquisition of shares of UNA in the fourth quarter of 1999 and the first quarter of 2000, the Company's additional investment in Time Warner common stock in the third quarter of 1999, the acquisition of the entities held by REMA in the second quarter of 2000, other acquisitions and capital expenditures.

         The effective tax rate for the first six months of 2000 and 1999 was 32% and 21%, respectively. After adjusting for the unrealized accounting loss on indexed debt securities and the loss due to the devaluation of the Brazilian real (discussed above), the adjusted effective tax rate for the first six months of 1999 was 32%.

         The table below shows operating income (loss) by segment:

                                          THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                        ------------------------------      ------------------------------
                                            2000              1999              2000              1999
                                        ------------      ------------      ------------      ------------
                                                                   (IN MILLIONS)
Electric Operations ...............     $        325      $        253      $        527      $        395
Wholesale Energy ..................              184                 9               168                10
Natural Gas Distribution ..........               (6)                1                97               106
Interstate Pipelines ..............               28                27                56                55
Reliant Energy Europe (1) .........               24                --                57                --
Reliant Energy Latin America ......              (20)               15               (16)              (63)
Corporate .........................              (35)              (14)              (42)              (24)
                                        ------------      ------------      ------------      ------------
      Total Consolidated ..........     $        500      $        291      $        847      $        479
                                        ============      ============      ============      ============

----------

(1) Reliant Energy Europe does not have comparative 1999 results because it was established in the fourth quarter of 1999.

ELECTRIC OPERATIONS

         Electric Operations are conducted under the name Reliant Energy HL&P. Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, the nation's fourth largest city.

         In June 1999, the Texas legislature adopted the Legislation which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition beginning on January 1, 2002. Prior to the adoption of the Legislation, Electric Operations' earnings were capped at an agreed overall rate of return formula on a calendar year basis as part of the Transition Plan approved by the PUC effective January 1, 1998. As a result of the Transition Plan, any earnings prior to the Legislation above the maximum allowed return cap on invested capital were offset by additional depreciation of Electric Operations' electric generation assets. For more information regarding the Legislation, see Note 2 of the Company's Interim Financial Statements and
Note 3 of the Reliant Energy 10-K Notes.

                                                                    ELECTRIC OPERATIONS SEGMENT
                                                  ---------------------------------------------------------------
                                                   THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                  -----------------------------     -----------------------------
                                                      2000             1999             2000             1999
                                                  ------------     ------------     ------------     ------------
                                                                             (IN MILLIONS)
Operating Revenues:
  Base Revenues .............................     $        834     $        788     $      1,436     $      1,356
  Reconcilable Fuel Revenues ................              587              379              932              661
                                                  ------------     ------------     ------------     ------------
    Total Operating Revenues ................            1,421            1,167            2,368            2,017
                                                  ------------     ------------     ------------     ------------
Operating Expenses:
  Fuel and Purchased Power ..................              601              396              959              688
  Operation and Maintenance .................              256              223              466              426
  Depreciation and Amortization .............              144              203              243              339
  Other Operating Expenses ..................               95               92              173              169
                                                  ------------     ------------     ------------     ------------
    Total Operating Expenses ................            1,096              914            1,841            1,622
                                                  ------------     ------------     ------------     ------------
Operating Income ............................     $        325     $        253     $        527     $        395
                                                  ============     ============     ============     ============

Electric Sales Including Unbilled (MMWH):
  Residential ...............................            5,987            5,746            9,433            9,150
  Commercial ................................            4,497            4,246            8,235            7,809
  Industrial ................................            8,645            8,097           16,967           15,406
  Other .....................................              306              652            1,026            1,669
                                                  ------------     ------------     ------------     ------------
  Total Sales Including Unbilled ............           19,435           18,741           35,661           34,034
                                                  ------------     ------------     ------------     ------------
Average Cost of Fuel (Cents/MMBtu (1)) ......            263.5            181.8            231.3            169.1


----------

(1)      Million British thermal units.

         2000 versus 1999

         Electric Operations' operating income for the second quarter and first six months of 2000 increased $72 million and $132 million, respectively. For both periods, the primary contributors to the increase in operating income were strong customer growth, increased customer demand and decreased depreciation expense.

         Electric Operations' base revenues increased $46 million and $80 million for the second quarter and first six months of 2000 due to both customer growth and increased customer demand.

         Reconcilable fuel revenues and fuel and purchased power expenses for the second quarter and the first six months of 2000 increased as a result of the higher cost of natural gas ($3.59 and $2.28 per MMBtu in the second quarters of 2000 and 1999, respectively, and $3.24 and $2.16 per MMBtu for the first six months of 2000 and 1999, respectively), higher costs per unit for purchased power ($40.29 and $24.20 per megawatt hour (MWH) in the second quarter of 2000 and 1999, respectively, and $33.75 and $21.50 per MWH for the first six months of 2000 and 1999, respectively) and higher volumes due to customer growth and increased demand, which led to increased production.

         Operation and maintenance expenses and other operating expenses for the second quarter and first six months of 2000 increased by $36 million and $44 million, respectively. The second quarter increase was largely due to increased labor costs and transmission costs. The six month increase was primarily due to increased labor, legal and transmission costs.

         Depreciation and amortization expense in the second quarter and first six months of 2000 decreased $59 million and $96 million, respectively. For information regarding items that affect depreciation and amortization expense of Electric Operations pursuant to the Legislation and the Transition Plan, see
Note 4 of the Company's Interim Financial Statements.

WHOLESALE ENERGY

         Wholesale Energy's activities include (a) the acquisition, development and operation of domestic non-rate regulated power generation facilities, (b) the sale of energy, capacity and ancillary services from those facilities, (c) wholesale energy trading, marketing and risk management activities in North America and (d) domestic natural gas gathering activities. Wholesale Energy conducts its operations through Reliant Energy Power Generation, Inc. (collectively with its subsidiaries, "Power Generation"), Reliant Energy Services, Inc. (Reliant Energy Services) and Reliant Energy Field Services, Inc.

         Power Generation acquires, develops and operates non-rate regulated power generation facilities in key domestic market locations. On May 12, 2000, Power Generation purchased entities owning non-rate regulated power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an annual average net generating capacity of approximately 4,300 MW. With the exception of certain development entities which were sold to another subsidiary of the Company in July 2000, the assets are held by REMA. The purchase price for these entities was approximately $2.1 billion. The Company expects that Power Generation will actively pursue the acquisition of additional generation assets, as well as the development of additional non-rate regulated generation projects and may incur substantial acquisition and development expenditures in the future.

         The Company believes its energy trading, marketing and risk management activities maintained by Reliant Energy Services complement Power Generation's strategy of acquiring, developing and operating non-rate regulated generation assets in key domestic markets. Reliant Energy Services purchases fuel to supply Power Generation's existing generation assets and also sells the electricity produced by these assets. As a result, the Company has made, and expects to continue to make, significant investments in developing Reliant Energy Services' infrastructure including software, trading and risk control resources.


                                                           WHOLESALE ENERGY SEGMENT
                                        ---------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                        -----------------------------     -----------------------------
                                            2000             1999             2000             1999
                                        ------------     ------------     ------------     ------------
                                                                 (IN MILLIONS)
Operating Revenues ................     $      3,466     $      1,938     $      5,641     $      2,946
Operating Expenses:
  Natural Gas .....................            1,938            1,038            3,362            1,758
  Purchased Power .................            1,243              834            1,931            1,075
  Operation and Maintenance .......               78               49              147               87
  Depreciation and Amortization ...               19                6               27               12
  Other Operating Expenses ........                4                2                6                4
                                        ------------     ------------     ------------     ------------
    Total Operating Expenses ......            3,282            1,929            5,473            2,936
                                        ------------     ------------     ------------     ------------
Operating Income ..................     $        184     $          9     $        168     $         10
                                        ============     ============     ============     ============

Operations Data:
Natural Gas (in Bcf (1)):
  Sales ...........................              551              528            1,124              884
  Gathering .......................               70               67              141              128
                                        ------------     ------------     ------------     ------------
    Total .........................              621              595            1,265            1,012
                                        ============     ============     ============     ============
Electricity (MMWH (2)):
  Wholesale Power Sales ...........             36.1             23.5             64.5             33.8
                                        ============     ============     ============     ============

----------

(1)      Billion cubic feet.

(2)      Million megawatt hours.

         2000 versus 1999

         Wholesale Energy's operating income increased $175 million and $158 million for the second quarter and first six months of 2000, respectively, primarily due to increased energy sales, higher prices for energy and ancillary services, and improved operating results from trading and marketing activity in the western U.S. market (primarily

California and Nevada), as well as expansion of operations into other regions including the Mid-Atlantic, Florida and Texas regions.

         Wholesale Energy's operating revenues increased $1.5 billion and $2.7 billion for the second quarter and first six months of 2000, respectively. The increase was primarily due to an increase in gas and power sales volumes and commodity prices. Wholesale Energy's purchased natural gas costs increased $900 million and $1.6 billion in the second quarter and first six months of 2000, respectively, largely due to increased gas sales volume and a higher average cost of gas. Wholesale Energy's purchased power expense increased $409 million and $856 million in the second quarter and first six months of 2000, respectively, primarily due to higher power sales volumes and higher average cost of power. Operation and maintenance expenses for Wholesale Energy increased $29 million and $60 million in the second quarter and first six months of 2000, respectively, primarily due to costs associated with the maintenance of facilities acquired or placed into commercial operations after the second quarter of 1999, increased costs associated with developing new power generation projects and higher staffing levels to support increased sales and expanded marketing efforts. Depreciation and amortization expense for the second quarter and first six months of 2000 increased as a result of the acquisition of REMA and other generating facilities.

NATURAL GAS DISTRIBUTION

         Natural Gas Distribution conducts operations through three divisions of Resources Corp.: Reliant Energy Arkla, Reliant Energy Entex and Reliant Energy Minnegasco. Natural Gas Distribution's operations consist of intrastate natural gas sales to, and transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

                                                          NATURAL GAS DISTRIBUTION SEGMENT
                                          ----------------------------------------------------------------
                                            THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                          ------------------------------     -----------------------------
                                              2000              1999             2000             1999
                                          ------------      ------------     ------------     ------------
                                                                    (IN MILLIONS)
Operating Revenues ..................     $        721      $        475     $      1,635     $      1,280
Operating Expenses:
  Natural Gas .......................              548               310            1,179              843
  Operation and Maintenance .........              120               109              239              218
  Depreciation and Amortization .....               38                32               73               65
  Other Operating Expenses ..........               21                23               47               48
                                          ------------      ------------     ------------     ------------
    Total Operating Expenses ........              727               474            1,538            1,174
                                          ------------      ------------     ------------     ------------
Operating Income (Loss) .............     $         (6)     $          1     $         97     $        106
                                          ============      ============     ============     ============

Throughput Data (in Bcf):
  Residential and Commercial Sales ..               46                43              166              167
  Industrial Sales ..................               13                13               27               27
  Transportation ....................               11                10               27               23
  Retail Major Account Sales ........               97                78              176              158
                                          ------------      ------------     ------------     ------------
    Total Throughput ................              167               144              396              375
                                          ============      ============     ============     ============

         2000 versus 1999

         Natural Gas Distribution's operating income decreased for the second quarter and first six months of 2000 by $7 million and $9 million, respectively. Increases in revenues and natural gas expense for the second quarter and first six months of 2000 were due primarily to the increase in the price of natural gas. In addition, operating revenues for the first six months of 2000 included a $12 million gain from the effect of a financial hedge of Natural Gas Distribution earnings against unseasonably warm weather during peak gas heating months. The weather hedge expired in March 2000. For both periods, slightly increased operating margins (revenues less fuel costs) in 2000 were offset by higher operating expenses and higher depreciation expense in 2000. Operating expenses for both periods in 2000 increased primarily as a result of increased information system-related costs, employee benefit costs, depreciation expense and general and administrative expenses.

INTERSTATE PIPELINES

         Interstate Pipelines, consists of two wholly owned subsidiaries of Resources Corp., and provides interstate gas transportation and related services.

                                                           INTERSTATE PIPELINES SEGMENT
                                        ------------------------------------------------------------------
                                         THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                        ------------------------------      ------------------------------
                                            2000              1999              2000              1999
                                        ------------      ------------      ------------      ------------
                                                                  (IN MILLIONS)
Operating Revenues ................     $         79      $         66      $        153      $        132
Operating Expenses:
  Natural Gas .....................               16                 6                27                12
  Operation and Maintenance .......               18                17                37                33
  Depreciation and Amortization ...               13                12                25                24
  Other Operating Expenses ........                4                 4                 8                 8
                                        ------------      ------------      ------------      ------------
    Total Operating Expenses ......               51                39                97                77
                                        ------------      ------------      ------------      ------------
Operating Income ..................     $         28      $         27      $         56      $         55
                                        ============      ============      ============      ============
Throughput Data (in MMBtu):
  Natural Gas Sales ...............                3                 4                 7                 7
  Transportation ..................              210               204               472               435
    Elimination (1) ...............               (3)               (4)               (6)               (6)
                                        ------------      ------------      ------------      ------------
Total Throughput ..................              210               204               473               436
                                        ============      ============      ============      ============


----------

(1)      Elimination of volumes both transported and sold.


         Interstate Pipelines' operating income for the second quarter and the first six months of 2000 remained relatively consistent with those same periods in 1999. For both periods, slight increases in operating margins in 2000 were offset by slight increases in operating expenses in 2000.

RELIANT ENERGY EUROPE

         The Company established its Reliant Energy Europe business segment in the fourth quarter of 1999 with the acquisition of UNA. For additional information regarding the acquisition of UNA, see Note 3 of the Company's Interim Financial Statements and Note 2 of the Reliant Energy 10-K Notes. Reliant Energy Europe owns, operates and sells power from generation facilities in the Netherlands and plans to participate in the emerging wholesale energy trading and marketing industry in the Netherlands and Western Europe.

                                              RELIANT ENERGY EUROPE SEGMENT
                                             -------------------------------
                                              THREE MONTHS      SIX MONTHS
                                             ENDED JUNE 30,   ENDED JUNE 30,
                                             --------------   --------------
                                                  2000             2000
                                              ------------     ------------
                                                      (IN MILLIONS)
Operating Revenues ......................     $        136     $        286
Operating Expenses:
   Fuel and Purchased Power .............               62              131
   Operation and Maintenance and Other ..               31               59
   Depreciation and Amortization ........               19               39
                                              ------------     ------------
     Total Operating Expenses ...........              112              229
                                              ------------     ------------
Operating Income ........................     $         24     $         57
                                              ============     ============

         The decline in the second quarter of 2000 from the first quarter of 2000 was due primarily to the weakening of the exchange rate between the Dutch guilder and the U.S. dollar and to normal seasonal fluctuations in the sale of steam.

         UNA, the other large unaffiliated Dutch generating companies and the Dutch distribution companies currently operate under various agreements which regulate, among other things, the rates UNA may charge for generation output. Under the Cooperative Agreement (OvS Agreement), UNA and the other generators agree to sell their generating output to a national production pool in exchange for a standardized remuneration. This remuneration includes fuel cost, capital cost and the cost of operations and maintenance expenses. UNA operates under the protocol (Protocol), an agreement under which the generators agree to provide capacity and energy to distributors for a total payment of NLG
3.4 billion (approximately $1.6 billion U.S. dollars) annually over the period 1997 through 2000, plus compensation of actual fuel costs. The OvS Agreement will substantially expire by the beginning of 2001. The Protocol, which was entered into in order to facilitate the transition from a regulated energy market into an unregulated energy market, will also substantially expire by the beginning of 2001.

         Beginning in 2001, UNA will begin operating in a deregulated market. The Company anticipates that UNA will experience a significant decline in revenues in 2001 attributable to the deregulation of that market. In addition, the imposition of Dutch corporate tax rates on UNA in 2002 will affect operating results at Reliant Energy Europe. In 2000 and prior years, UNA was not subject to a corporate income tax.

         For additional information on these and other factors that may affect the future results of operations of Reliant Energy Europe, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company -- Certain Factors Affecting Future Earnings of the Company -- Competition -- Reliant Energy Europe Operations" and -- "Entry into the European Market" in the Reliant Energy Form 10-K.

RELIANT ENERGY LATIN AMERICA

         Reliant Energy Latin America includes the results of operations of Reliant Energy International as well as the international operations of Resources. Reliant Energy Latin America participates in the privatization of generation and distribution facilities and independent power projects primarily in Latin America.

         Reliant Energy continues to pursue its previously announced strategy to divest its interest in its Latin American investments in order to pursue business opportunities that are more in line with its strategies for the United States and Western Europe.

         On August 8, 2000, Reliant Energy International and Salvador Holding entered into an agreement to sell the interests held by Salvador Holding in El Salvador, subject to the satisfaction of certain conditions precedent provided for in the purchase agreement. The sale of the Company's interests held by Salvador Holding is not expected to have a material impact on the results of operations of the Company.

                                                      RELIANT ENERGY LATIN AMERICA SEGMENT
                                        -----------------------------------------------------------------
                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                        ------------------------------     ------------------------------
                                            2000              1999             2000              1999
                                        ------------      ------------     ------------      ------------
                                                                  (IN MILLIONS)
Operating Revenues (Loss) .........     $         10      $         43     $         31      $         (8)
Operating Expenses:
  Fuel ............................               14                13               22                25
  Operation and Maintenance .......               14                14               20                28
  Depreciation and Amortization ...                2                 1                5                 2
                                        ------------      ------------     ------------      ------------
    Total Operating Expenses ......               30                28               47                55
                                        ------------      ------------     ------------      ------------
Operating (Loss) Income ...........     $        (20)     $         15     $        (16)     $        (63)
                                        ============      ============     ============      ============

         2000 versus 1999

         Reliant Energy Latin America had a decrease in operating income of $35 million for the second quarter of 2000 and a decrease in operating loss of $47 million for the first six months of 2000. The second quarter and first six months operating results for 1999 included after-tax, non-cash charges of $4 million and $95 million, respectively, related to the Company's share of foreign exchange losses incurred by its Brazilian affiliates, with respect to their non-local currency denominated borrowings. These devaluation losses were a result of the Brazilian government's January 1999 decision to allow the Brazilian real to float against other foreign currencies. Excluding the losses related to the real devaluation in 1999, operating income decreased by $39 million and $48 million for the second quarter and first six months of 2000, respectively. Decreased earnings from equity investments in Brazil and Colombia were the primary cause of reduced earnings in both periods.

CORPORATE

         Corporate includes the operations of certain non-rate regulated retail services businesses, a communications business which offers enhanced data, voice and other services to customers in Texas, the startup of an e-commerce business, certain real estate holdings and unallocated corporate costs.

         Corporate had operating losses of $35 million and $42 million for the second quarter and first six months of 2000, respectively, compared to operating losses of $14 million and $24 million for the same periods of 1999, respectively. The decline for both periods was primarily due to unregulated electric retail business, e-business and telecommunication business startup costs, partially offset by decreases in corporate expenses due to the timing of corporate billings for both periods. The startup costs of the unregulated electric retail business was primarily a result of increased operating expenses due to additional staffing, increased marketing support and other expenditures to prepare for entrance into the deregulated electricity market in Texas. Management expects to continue to make substantial capital investments in its unregulated electric retail, e-business and telecommunications businesses to fulfill its overall business strategy.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

CALIFORNIA MARKET PRICING CAPS

         The California Independent System Operator (CAISO) board voted to lower its price cap in the California real-time electricity, day-ahead and hour-ahead ancillary services markets first from $750 per MWh to $500 per MWh and effective August 7, 2000, from $500 per MWh to $250 per MWh. These caps do not apply to replacement power ancillary service, which is capped at $100 per MWh. The latest reduction will remain in effect until at least October 15, 2000. These changes have been made in response to concerns that the current market structure is not functioning competitively.

         The continued use of price caps in the California marketplace, as well as other market restructuring alternatives, is currently under review by the CAISO, the California Public Utility Commission and other state legislative and regulatory agencies. Future changes implemented as a result of such review, including the continued utilization of price caps could have an adverse impact on future earnings of the Company.

GENERAL

         For information on other developments, factors and trends that may have an impact on the Company's future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company" in the Reliant Energy Form 10-K, which is incorporated herein by reference. For information regarding proposed tariffs filed by Reliant Energy HL&P relating to its transmission and distribution operations, see Note 2 of the Company's Interim Financial Statements. For additional information regarding the filing of an amended business separation plan with the PUC, see Note 12 of the Company's Interim Financial Statements.

                               FINANCIAL CONDITION

         The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2000 and 1999:

                                         SIX MONTHS ENDED JUNE 30,
                                        --------------------------
                                           2000            1999
                                        ----------      ----------
                                               (IN MILLIONS)
Cash provided by (used in):
   Operating activities ...........     $      544      $      556
   Investing activities ...........         (3,807)           (454)
   Financing activities ...........          3,270             (65)

         Net cash provided by operations in the six months ended June 30, 2000 decreased $12 million compared to the same period in 1999 primarily due to an increase in fuel cost under recovery and restricted deposits, offset by (a) a $78 million federal tax refund received in the first quarter of 2000, (b) increased sales at Electric Operations due to customer growth and increased customer usage, (c) improved operating results of Wholesale Energy's western market operations, (d) incremental cash flows provided by UNA (acquired in the fourth quarter of 1999) and REMA (acquired in the second quarter of 2000) and
(e) other changes in working capital.

         Net cash used in investing activities increased $3.4 billion in the six months ended June 30, 2000 compared to the same period in 1999 primarily due to the funding of the remaining purchase obligation of the 48% shares of UNA for $987 million on March 1, 2000, and the purchase of the operations held by REMA for $2.1 billion on May 12, 2000, as well as increased capital expenditures related to the construction of domestic non-rate regulated power generation projects by Wholesale Energy. Proceeds from the sale of debt securities by UNA partially offset these increases.

         Cash flows provided by financing activities increased $3.3 billion in the six months ended June 30, 2000 compared to the same period in 1999 primarily due to an increase in cash received from short-term borrowings. An increase in payments of long-term debt including restricted deposits for bond redemption and purchases by Reliant Energy of Reliant Energy common stock during the first six months of 2000 partially offset the increase. The Company utilized the net borrowings incurred during the first six months of 2000 to fund the remaining purchase obligation of UNA, to fund the acquisition of REMA operations, to support increased capital expenditures by Wholesale Energy and for general corporate purposes, including the repayment of indebtedness. The Company obtained the funds for the remaining UNA purchase obligation on March 1, 2000, in part from a Euro 600 million (approximately $584 million) term loan facility which expires in March 2003 and through short-term borrowings and excess operating cash flows. Funds for the acquisition of the operations held by REMA were made available through issuances of commercial paper supported by two bank facilities, one in the amount of $1.0 billion and one in the amount of $1.15 billion. The $1.0 billion facility expires in May 2001. The revolving commitment period for the $1.15 billion facility terminates in May 2001 and any outstanding borrowings at that time convert to a one-year term facility.

FUTURE SOURCES AND USES OF CASH FLOWS

         Credit Facilities. As of June 30, 2000, the Company had credit facilities, including the facilities of Resources Corp., several financing subsidiaries, UNA and Reliant Energy International, which provided for an aggregate of $7.4 billion in committed credit (including the Euro 600 million facility discussed above). As of June 30, 2000, $6.7 billion was outstanding under these facilities, including commercial paper of $4.7 billion. Unused credit facilities totaled $0.7 billion as of June 30, 2000.

         Shelf Registrations. As of June 30, 2000, the Company had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of its preferred stock, $580 million aggregate principal amount of its debt securities and $125 million of trust preferred securities and related junior subordinated debt securities. In addition, the Company has a shelf registration for 15 million shares of common stock, which would have been worth approximately $443 million as of June 30, 2000 based on the closing price of the common stock as of such date.

         Securitization. On May 31, 2000 Reliant Energy HL&P received a financing order from the PUC authorizing the issuance of transition bonds relating to Reliant Energy HL&P's generation-related regulatory assets by a special purpose entity organized by the Company, pursuant to the Legislation. The financing order authorizes the issuance of transition bonds in an amount not to exceed $740 million plus actual up-front qualified costs. The offering and sale of the transition bonds will be registered under the Securities Act of 1933 and are expected to be consummated in 2001, or if conditions permit, late 2000.

         Reliant Energy Latin America Capital Contributions and Advances. As of June 30, 2000, Reliant Energy Latin America expects to make capital contributions or advances during the second half of 2000 totaling approximately $12 million as a result of debt service payments and operating cash flow shortfalls at certain of its affiliates. Capital contributions of $51 million were made during the first six months of 2000. The Company expects that capital contributions will be paid from proceeds from the sale of certain investments.

         Fuel Filing. Through June 2000, Reliant Energy HL&P was undercollected on fuel recovery by $278 million. This is primarily the result of significant increases in the price of natural gas since the end of the first quarter of 2000. On June 9, 2000, Reliant Energy HL&P filed to implement a fuel surcharge to collect this under recovery and adjust the fuel factor to compensate for this increased cost of natural gas. On August 1, 2000, a unanimous settlement was filed with the State Office of Administrative Hearings (SOAH) to put a surcharge into place to collect this under recovery over the period of time from September 2000 through December 2001. In addition, the parties agreed to increase the fuel factor beginning with the September 2000 billing month which begins on August 18, 2000. On August 7, 2000, the Administrative Law Judge with SOAH approved the settlement on an interim basis. It is expected that the PUC will rule on this settlement at its Open Meeting on August 24, 2000.

         Other Sources/Uses of Cash. The liquidity and capital requirements of the Company are affected primarily by capital expenditures and debt service requirements. The Company expects to continue to participate as a bidder in future acquisitions of independent power projects and privatizations of generation facilities. The Company expects any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from project financings and other borrowings. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. The Company believes that its current level of cash and borrowing capability, along with future cash flows from operations, are sufficient to meet the existing operational needs of its businesses. The Company may, however, when it deems necessary or when it develops or acquires new businesses and assets, supplement its available cash resources by seeking funds in the equity or debt markets.

                              NEW ACCOUNTING ISSUES

         Effective January 1, 2001, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. This pronouncement requires classification of derivatives as either assets or liabilities on the balance sheet and measurement of those instruments at fair value. The Company is in the process of determining the effect of adoption of SFAS No. 133 on its consolidated financial statements.

         Staff Accounting Bulletin 101, "Revenue Recognition" (SAB 101), was issued by the SEC on December 3, 1999 which summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff announced that they are delaying the required implementation date for SAB 101 no later than a registrants fourth fiscal quarter of their fiscal year beginning after December 15, 1999. The Company believes the adoption of SAB 101 will not have a material effect on its results of operations.

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

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                                  JUNE 30,                            JUNE 30,
                                                       ------------------------------      ------------------------------
                                                           2000              1999              2000              1999
                                                       ------------      ------------      ------------      ------------

REVENUES .........................................     $  4,009,727      $  2,430,890      $  7,109,064      $  4,258,954
                                                       ------------      ------------      ------------      ------------

EXPENSES:
  Natural gas and purchased power ................        3,738,533         2,165,735         6,443,483         3,624,430
  Operation and maintenance ......................          181,700           144,473           341,804           283,375
  Depreciation and amortization ..................           53,364            48,096           105,486            98,114
  Taxes other than income taxes ..................           24,304            27,637            55,656            57,909
                                                       ------------      ------------      ------------      ------------
      Total ......................................        3,997,901         2,385,941         6,946,429         4,063,828
                                                       ------------      ------------      ------------      ------------

OPERATING INCOME .................................           11,826            44,949           162,635           195,126
                                                       ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE):
  Interest expense, net ..........................          (29,383)          (30,191)          (61,157)          (59,853)
  Distribution on trust preferred securities .....               (7)              (98)              (15)             (197)
  Other, net .....................................            3,977             3,727           (13,128)            6,758
                                                       ------------      ------------      ------------      ------------
      Total ......................................          (25,413)          (26,562)          (74,300)          (53,292)
                                                       ------------      ------------      ------------      ------------

(LOSS) INCOME BEFORE INCOME TAXES ................          (13,587)           18,387            88,335           141,834

Income Tax (Benefit) Expense .....................              (90)           12,431            46,696            64,905
                                                       ------------      ------------      ------------      ------------

NET (LOSS) INCOME ................................     $    (13,497)     $      5,956      $     41,639      $     76,929
                                                       ============      ============      ============      ============

              See Notes to Resources' Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                               JUNE 30,       DECEMBER 31,
                                                                 2000             1999
                                                             ------------     ------------
CURRENT ASSETS:
  Cash and cash equivalents ............................     $     67,016     $     81,347
  Accounts and notes receivable, principally customer ..        1,542,645          980,560
  Unbilled revenue .....................................          103,453          150,961
  Materials and supplies, at average cost ..............           36,601           35,121
  Fuel, gas and petroleum products .....................           64,172           80,135
  Price risk management assets .........................          588,310          435,336
  Prepayments and other current assets .................           41,282           46,666
                                                             ------------     ------------
    Total current assets ...............................        2,443,479        1,810,126
                                                             ------------     ------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment ........................        3,395,328        3,291,088
  Less accumulated depreciation and amortization .......          404,143          324,596
                                                             ------------     ------------
  Property, plant and equipment, net ...................        2,991,185        2,966,492
                                                             ------------     ------------

OTHER ASSETS:
  Goodwill, net ........................................        1,973,505        1,990,394
  Prepaid pension asset ................................          100,867          110,626
  Price risk management assets .........................          549,332          148,722
  Other ................................................          296,471          186,437
                                                             ------------     ------------
    Total other assets .................................        2,920,175        2,436,179
                                                             ------------     ------------

TOTAL ASSETS ...........................................     $  8,354,839     $  7,212,797
                                                             ============     ============

              See Notes to Resources' Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                             JUNE 30,        DECEMBER 31,
                                                                               2000              1999
                                                                           ------------      ------------
CURRENT LIABILITIES:
  Current portion of long-term debt ..................................     $    339,863      $    223,451
  Short-term borrowings ..............................................          566,679           534,584
  Accounts payable, principally trade ................................        1,213,818           776,546
  Accounts and notes payable - affiliated companies, net .............          173,078            95,601
  Interest accrued ...................................................           28,628            27,965
  Taxes accrued ......................................................           42,452            48,266
  Customer deposits ..................................................           31,667            33,255
  Price risk management liabilities ..................................          551,715           431,135
  Other ..............................................................          157,422           119,111
                                                                           ------------      ------------
        Total current liabilities ....................................        3,105,322         2,289,914
                                                                           ------------      ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes ..................................          562,937           532,725
  Payable under capacity lease agreement .............................           41,000            41,000
  Benefit obligations ................................................          127,929           161,144
  Price risk management liabilities ..................................          523,791           117,437
  Other ..............................................................          174,516           187,473
                                                                           ------------      ------------
      Total deferred credits and other liabilities ...................        1,430,173         1,039,779
                                                                           ------------      ------------

LONG-TERM DEBT .......................................................        1,099,542         1,220,631
                                                                           ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 7)

RESOURCES OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
   SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED
   DEBENTURES OF RESOURCES ...........................................              640               967
                                                                           ------------      ------------

STOCKHOLDER'S EQUITY:
  Common stock .......................................................                1                 1
  Paid-in capital ....................................................        2,463,831         2,463,831
  Retained earnings ..................................................          256,511           214,872
  Accumulated other comprehensive loss ...............................           (1,181)          (17,198)
                                                                           ------------      ------------
      Total stockholder's equity .....................................        2,719,162         2,661,506
                                                                           ------------      ------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ........................     $  8,354,839      $  7,212,797
                                                                           ============      ============

              See Notes to Resources' Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                         SIX MONTHS ENDED JUNE 30,
                                                                      ------------------------------
                                                                          2000              1999
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................     $     41,639      $     76,929
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ..............................          105,486            98,114
     Deferred income taxes ......................................           13,481            28,027
     Impairment of marketable equity securities .................           22,185                --
     Changes in other assets and liabilities:
       Accounts and notes receivable ............................         (514,577)           67,832
       Accounts receivable/payable, affiliates ..................           99,311            12,707
       Inventories ..............................................           14,483            17,300
       Other current assets .....................................            5,384           (54,479)
       Accounts payable .........................................          437,272            17,646
       Interest and taxes accrued ...............................           (5,151)           (9,802)
       Other current liabilities ................................           36,723           (44,346)
       Net price risk management assets .........................          (26,650)          (16,734)
       Restricted deposits ......................................         (125,084)          (51,035)
       Other, net ...............................................           (1,466)           16,447
                                                                      ------------      ------------
         Net cash provided by operating activities ..............          103,036           158,606
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .........................................         (123,387)         (135,467)
   Other, net ...................................................              763             5,752
                                                                      ------------      ------------
         Net cash used in investing activities ..................         (122,624)         (129,715)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ...................................               --           (12,042)
   Increase in short-term borrowings, net .......................           32,095                --
   Decrease in notes with affiliates, net .......................          (21,834)          (21,300)
   Other, net ...................................................           (5,004)           (7,677)
                                                                      ------------      ------------
         Net cash provided by (used in) financing activities ....            5,257           (41,019)
                                                                      ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .......................          (14,331)          (12,128)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD ............           81,347            26,576
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ..................     $     67,016      $     14,448
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) ........................     $     64,260      $     46,359
   Income taxes .................................................           31,844            62,606

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

         Resources' Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in Resources' Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to Resources' presentation of financial statements in the current year. These reclassifications do not affect earnings of Resources. Resources Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and Resources Corp. (Resources Corp. Form 10-K) for the year ended December 31, 1999 and the combined First Quarter Report on Form 10-Q of Reliant Energy (Reliant Energy First Quarter 10-Q) and Resources Corp. (Resources Corp. First Quarter 10-Q) for the quarter ended March 31, 2000.

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

(2)      DEPRECIATION AND AMORTIZATION

         Resources' depreciation expense for the second quarter and first six months of 2000 was $38 million and $75 million, respectively, compared to $35 million and $71 million for the same periods in 1999. Amortization expense, primarily relating to goodwill amortization, was $15 million and $30 million for the second quarter and first six months of 2000 compared to $13 million and $27 million for the same periods in 1999.

(3) RESOURCES OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RESOURCES -- see Note 9 (b) to the Company's Interim Financial Statements.

(4)      COMPREHENSIVE INCOME

         Resources had a total comprehensive loss of $12 million for the second quarter of 2000 and total comprehensive income of $58 million for the first six months of 2000, and total comprehensive income of $5 million and $78 million in the second quarter and first six months of 1999, respectively. The following table summarizes the components of total comprehensive income.

                                                              FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                      JUNE 30,                           JUNE 30,
                                                            ------------------------------      -----------------------------
                                                                2000              1999              2000             1999
                                                            ------------      ------------      ------------     ------------
                                                                                       (IN MILLIONS)
Net (loss) income .....................................     $        (13)     $          6      $         42     $         77
Other comprehensive income:
  Unrealized gain (loss) on available for sale
    securities ........................................                1                (1)                2                1
  Plus: Reclassification adjustment for impairment
    loss on available for sale securities realized
    in net income .....................................               --                --                14               --
                                                            ------------      ------------      ------------     ------------
Comprehensive (loss) income ...........................     $        (12)     $          5      $         58     $         78
                                                            ============      ============      ============     ============

(5)      RELATED PARTY TRANSACTIONS

         Reliant Energy Services supplies natural gas to, purchases electricity for resale from, and provides marketing and risk management services to unregulated power plants in deregulated markets. These power plants are owned and operated by Power Generation or its subsidiaries. For the three months ended June 30, 2000 and 1999, the sales and services to Reliant Energy and its affiliates totaled $140 million and $32 million, respectively. Purchases from Reliant Energy and its affiliates were $97 million and $8 million for the second quarter of 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the sales and services to Reliant Energy and its affiliates totaled $184 million and $43 million, respectively. Purchases from Reliant Energy and its affiliates were $126 million and $11 million for the six months ended June 30, 2000 and 1999, respectively.

         Reliant Energy provides certain corporate services to Resources which are allocated or directly billed to Resources, including management support, financial and tax accounting, information system support, treasury support, legal services, regulatory support and other general services.

         Net borrowings from Reliant Energy and its subsidiaries, which are not owned by Resources, included in accounts and notes payables-affiliated companies, totaled $40 million and $62 million at June 30, 2000 and December 31, 1999, respectively. Interest income/expense on such receivables/borrowings was nominal for the six months ended June 30, 2000 and 1999. As of June 30, 2000 and December 31, 1999, net accounts payable to Reliant Energy and its subsidiaries, which are not owned by Resources, were $133 million and $34 million, respectively.

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

         Reliant Energy has identified the following reportable segments in which Resources has operations: Wholesale Energy, Natural Gas Distribution, Interstate Pipelines, Reliant Energy Europe and Corporate. For descriptions of the financial reporting segments, see Note 9 of the Resources Corp. 10-K Notes. The following table summarizes financial data for the business segments:

                                                        AS OF AND FOR THE THREE MONTHS ENDED JUNE 30, 2000
                                                -------------------------------------------------------------------
                                                REVENUES FROM      INTERSEGMENT       OPERATING            TOTAL
                                                NON-AFFILIATES       REVENUES           INCOME            ASSETS
                                                --------------     ------------      ------------      ------------
                                                                             (IN MILLIONS)
Wholesale Energy ...........................     $      3,382      $         84      $        184      $      6,505
Natural Gas Distribution ...................              705                16                (6)            3,369
Interstate Pipelines .......................               27                52                28             2,002
Reliant Energy Europe (1) ..................              136                --                24             2,937
Corporate ..................................               89                (7)              (35)            4,698
Reconciling Elimination ....................               --              (145)               --              (643)
Elimination of Non-Resources Operations ....             (329)               --              (183)          (10,513)
                                                 ------------      ------------      ------------      ------------
Consolidated ...............................     $      4,010      $         --      $         12      $      8,355
                                                 ============      ============      ============      ============

                                                       FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                                 -------------------------------------------------
                                                 REVENUES FROM      INTERSEGMENT        OPERATING
                                                 NON-AFFILIATES       REVENUES            INCOME
                                                 --------------     ------------      ------------
                                                                   (IN MILLIONS)
Wholesale Energy ............................     $      5,420      $        221      $        168
Natural Gas Distribution ....................            1,619                16                97
Interstate Pipelines ........................               61                92                56
Reliant Energy Europe (1) ...................              286                --                57
Corporate ...................................              220                 1               (42)
Reconciling Elimination .....................               --              (330)               --
Elimination of Non-Resources Operations .....             (497)               --              (173)
                                                  ------------      ------------      ------------
Consolidated ................................     $      7,109      $         --      $        163
                                                  ============      ============      ============

                                                                                                           AS OF
                                                                                                        DECEMBER 31,
                                                     FOR THE THREE MONTHS ENDED JUNE 30, 1999               1999
                                                 -------------------------------------------------      ------------
                                                  REVENUES FROM     INTERSEGMENT       OPERATING            TOTAL
                                                 NON-AFFILIATES       REVENUES           INCOME            ASSETS
                                                 --------------     ------------      ------------      ------------
                                                                             (IN MILLIONS)
Wholesale Energy ............................     $      1,906      $         32      $          9      $      2,773
Natural Gas Distribution ....................              475                --                 1             3,683
Interstate Pipelines ........................               27                39                27             2,212
Reliant Energy Europe (1) ...................               --                --                --             3,247
Corporate ...................................               40                17               (14)            4,349
Reconciling Elimination .....................               --               (88)               --            (1,140)
Elimination of Non-Resources Operations .....              (17)               --                22            (7,911)
                                                  ------------      ------------      ------------      ------------
Consolidated ................................     $      2,431      $         --      $         45      $      7,213
                                                  ============      ============      ============      ============

                                                       FOR THE SIX MONTHS ENDED JUNE 30, 1999
                                                 -------------------------------------------------
                                                 REVENUES FROM      INTERSEGMENT       OPERATING
                                                 NON-AFFILIATES       REVENUES           INCOME
                                                 --------------     ------------      ------------
                                                                    (IN MILLIONS)
Wholesale Energy ............................     $      2,845      $        101      $         10
Natural Gas Distribution ....................            1,279                 1               106
Interstate Pipelines ........................               53                79                55
Corporate ...................................              115                36               (24)
Reconciling Elimination .....................               --              (217)               --
Elimination of Non-Resources Operations .....              (33)               --                48
                                                  ------------      ------------      ------------
Consolidated ................................     $      4,259      $         --      $        195
                                                  ============      ============      ============

----------

(1)      Reliant Energy Europe was created in the fourth quarter of 1999.

(7)      ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

         To the extent that potential environmental remediation costs are quantified within a range, Resources establishes reserves equal to the most likely level of costs within the range and adjusts such accruals as better information becomes available. In determining the amount of the liability, Resources does not discount future costs to their present value and does not offset the liability by expected insurance recoveries. If justified by circumstances within Resources' business, subject to SFAS No. 71, Resources records corresponding regulatory assets in anticipation of recovery through the rate making process.

         Manufactured Gas Plant Sites. Resources and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works (FMGW) until 1960. To date, Resources has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. Resources is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, Resources believes that two were neither owned nor operated by Resources; two were owned by Resources at one time but were operated by others and are currently owned by others; and one site was previously owned and operated by Resources but is currently owned by others. Resources believes it has no liability with respect to the sites it neither owned nor operated.

         At June 30, 2000 and December 31, 1999, Resources had accrued $18.4 million and $18.8 million, respectively, for remediation of the Minnesota sites. At June 30, 2000, Resources estimated the range of possible remediation costs to be $10.0 million to $49.0 million. The low end of the range was determined based on only those sites presently owned or known to have been operated by Resources, assuming use of Resources' proposed remediation methods. The upper end of the range was determined based on the sites once owned by Resources, whether or not operated by Resources. The cost estimates of the FMGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

         Other Minnesota Matters. At June 30, 2000 and December 31, 1999, Resources had recorded accruals of approximately $1.2 million (with a maximum estimated exposure of approximately $13.0 million), for other environmental matters for which remediation may be required.

         In its 1995 rate case, Reliant Energy Minnegasco was allowed to recover approximately $7 million annually for remediation costs. In 1998, Reliant Energy Minnegasco received approval to reduce its annual recovery rate to zero. Remediation costs are subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries, plus carrying charges, are deferred for recovery or refund in the next rate case. At both June 30, 2000 and December 31, 1999, Reliant Energy Minnegasco had recovered approximately $13.0 million, including insurance recoveries. At June 30, 2000 and December 31, 1999, Reliant Energy Minnegasco had recorded a liability of $19.6 million and $20.0 million, respectively, to cover the cost of future remediation. Reliant Energy Minnegasco expects that approximately 40% of its accrual as of June 30, 2000 will be expended within the next five years. The remainder will be expended on an ongoing basis for an estimated 40 years. In accordance with the provisions of SFAS No. 71, Resources recorded a regulatory asset equal to the liability accrued. Resources believes the difference between any cash expenditures for these costs and the amount recovered in rates during any year will not be material to Resources' financial position, results of operations or cash flows.

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

         Mercury Contamination. Like other natural gas pipelines, Resources from time to time identifies during its operations sources of environmental contamination which require remediation. Sources of contamination can include substances in gas purchased from others as well as contamination caused from equipment and maintenance activities located on Resources' system. For example, pipeline operations have in the past employed elemental mercury in meters used on its pipelines. Although Resources has now removed the mercury from the meters, it is possible that small amounts of mercury have been spilled at some of those sites in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area around the meters with elemental mercury. Resources has found such contamination at some sites in the past, and Resources has conducted remediation at sites found to be contaminated. Although Resources is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on the experience of Resources and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, Resources believes that the cost of any remediation of such sites will not be material to Resources' financial position, results of operations or cash flows.

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

         Other Litigation. Resources is a party to litigation (other than that specifically noted) that arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect, if any, from the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(8) SUBSEQUENT EVENTS

         On August 9, 2000, Reliant Energy filed an amended business separation plan with the PUC under which it would divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. As part of this separation, the trading and marketing operations of Resources, as well as certain unregulated retail operations, will be transferred to the unregulated business. For additional information regarding Reliant Energy's plan to file the amended business separation plan, see the Reliant Energy and Resources Corp. combined current report on Form 8-K dated July 27, 2000, which information is incorporated herein by reference. The amended plan actually filed follows the proposed plan described in the Form 8-K other than the cash payment that the unregulated company will receive from the regulated company in 2004 will have a "collar" placed on it such that the cash amount will not equal the market value of the regulated company's interest in the Texas regulated generation operations if the market value is outside of the collar. If the market value is above the collar, the cash amount will be less than the market value. If the market value is below the collar, the cash amount will be greater than the market value. The amended plan is subject to PUC approval.

         On July 6, 2000, Resources Corp. issued $325 million of notes having an interest rate of 8.125% and a maturity date of July 15, 2005. Resources Corp. used the proceeds from the sale of the notes for general corporate purposes, including the repayment of $200 million of Resources Corp.'s 7.5% notes due 2000 that matured on August 1, 2000 and the repayment of a portion of its short-term indebtedness.

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
                     THE RESULTS OF OPERATIONS OF RESOURCES

         The following narrative analysis should be read in combination with Resources Corp.'s Interim Financial Statements and notes contained in this Form 10-Q.

         Resources Corp. meets the conditions specified in General Instruction H to Form 10-Q and is permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, Resources has omitted from this report the information called for by Item 3 (quantitative and qualitative disclosure about market risk) of Part I and the following Part II items of Form 10-Q: Item 2 (changes in securities and use of proceeds), Item 3 (defaults upon senior securities) and Item 4 (submission of matters to a vote of security holders). The following discussion explains material changes in the amount of revenue and expense items of Resources between the second quarter and first six months of 2000 and the second quarter and first six months of 1999. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of Resources Corp. Form 10-K, the Resources Corp. 10-K Notes referred to herein, Resources Corp.'s Interim Financial Statements contained in this Form 10-Q and Resources Corp. First Quarter 10-Q.

         On August 9, 2000, Reliant Energy filed an amended business separation plan with the PUC under which it would divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. For additional information regarding the amended plan, See Note 12 to Reliant Energy's Interim Financial Statements and Note 8 to Resources Corp.'s Interim Financial Statements.


                       CONSOLIDATED RESULTS OF OPERATIONS

                                          THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                        ------------------------------      ------------------------------
                                            2000              1999              2000              1999
                                        ------------      ------------      ------------      ------------
                                                                  (IN MILLIONS)
Operating Revenues ................     $      4,010      $      2,431      $      7,109      $      4,259
Operating Expenses ................            3,998             2,386             6,946             4,064
                                        ------------      ------------      ------------      ------------
Operating Income, Net .............               12                45               163               195
Interest Expense ..................              (29)              (30)              (61)              (60)
Other Income/(Expense), Net .......                4                 3               (13)                7
Income Tax Expense ................               --               (12)              (47)              (65)
                                        ------------      ------------      ------------      ------------
  Net (Loss) Income ...............     $        (13)     $          6      $         42      $         77
                                        ============      ============      ============      ============

         For the second quarter 2000, Resources net loss was $13 million compared to net income of $6 million for the same period in 1999. The decrease was primarily a result of decreases in operating income of the Natural Gas Distribution segment and the unregulated gas retail business of the Corporate segment, coupled with startup cost of the European trading and marketing operations and increased staffing costs to support expanded sales and marketing efforts of the trading and marketing business of the Wholesale Energy segment.

         For the first six months of 2000, Resources net income was $42 million compared to $77 million for the same period in 1999. The decrease was primarily a result of the same factors discussed above, as well as, a decrease in other income of $20 million which was primarily caused by a 2000 after-tax impairment loss of $14 million on equity marketable securities classified as "available for sale."

         Resources' revenue increased $1.6 billion and $2.9 billion for the second quarter and first six months of 2000, respectively, compared to the same periods in 1999. The increase for both periods was primarily a result of an increase in sales volumes of natural gas and electricity and a higher average price for both commodities. Total operating expenses increased by $1.6 billion and $2.9 billion for the second quarter and first half of 2000 as compared to those same periods in 1999. The increase was primarily a result of increased natural gas and purchased power usage to support the increase in sales volumes, as well as an increase in the average cost of those commodities. In addition, Resources experienced increased levels of operations and maintenance costs as a result of (a) increased sales and marketing efforts to support the trading and marketing business of the Wholesale Energy segment, (b) startup cost of the European trading and marketing operations and (c) increased information technology costs to support the Natural Gas Distribution segment. The increase in depreciation expense for the second quarter and first half of 2000 as compared to those same periods in 1999 was primarily related to the capital expenditures at the Natural Gas Distribution segment. Weather had very little effect on the second quarter earnings of the Natural Gas Distribution segment; however, after giving effect to a partial weather hedge gain of $12 million, weather had a positive effect of approximately $8 million on the first six months earnings of 2000 as compared to the same period in 1999. The weather hedge expired in March 2000.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Reliant Energy:

         At the annual meeting of the Company's shareholders held on May 3, 2000, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

         The following four nominees for Class I directors were elected to serve three-year terms expiring 2003:


                                                        For                            Withheld
                                                    -----------                        ---------
         Robert J. Kruikshank                       246,778,396                        5,224,545
         Linnet F. Deily                            247,087,647                        4,915,294
         T. Milton Honea                            246,950,198                        5,052,743
         Laree E. Perez                             246,691,005                        5,311,936

         The following nominee for Class III director was elected to serve a two-year term expiring in 2002:

                                                        For                            Withheld
                                                    -----------                        ---------
         Lee W. Hogan                              246,691,000                         5,311,936

         The proposal to adopt the Reliant Energy, Incorporated Annual Incentive Compensation Plan, including provisions relating to performance-based compensation necessary to satisfy requirements under Section 162(m) of the Internal Revenue Code was approved with 234,128,902 votes for, 14,078,428 votes against and 3,795,602 abstentions.

         The ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for the Company for 2000 was approved with 247,579,319 for, 2,304,149 votes against and 2,040,672 abstentions.

         There were no broker non-votes.

Resources Corp.:

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

o    approval and implementation of the Company's business separation plan,

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Reliant Energy:

             Exhibit 3(a) Statement of Resolution Establishing Series of Shares designated Series H Preference Stock.

             Exhibit 3(b) Statement of Resolution Establishing Series of Shares designated Series I Preference Stock.

             Exhibit 3(c) Statement of Resolution Establishing Series of Shares designated Series J Preference Stock.

             Exhibit 10 Employment Agreement dated as of July 30, 2000, between Reliant Energy Europe, Inc. and G.L.M.A. van Lanschot.

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

             Exhibit 99(b) Combined Form 8-K of Reliant Energy and Resources Corp. filed July 27, 2000, regarding the proposed restructuring of the Company.

             Resources Corp.:

             Exhibit 12      Ratio of Earnings to Fixed Charges.

             Exhibit 27      Financial Data Schedule.

             Exhibit 99(a) Items incorporated by reference from the Reliant Energy and Resources Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk." Items incorporated by reference from the Resources Corp. 10-K: Item 7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries" and Notes 1(c) (Regulatory Assets and Regulation), 2 (Derivative Financial Instruments) and 8 (Commitments and Contingencies) of the Resources 10-K Notes.

             Exhibit 99(b) Combined Form 8-K of Reliant Energy and Resources Corp. filed July 27, 2000, regarding the proposed restructuring of the Company.

(b)      Reports on Form 8-K.

         Reliant Energy:

         Combined Form 8-K of Reliant Energy and Resources Corp. filed July 27, 2000, regarding the proposed restructuring of the Company.

         Resources Corp.:

         Combined Form 8-K of Reliant Energy and Resources Corp. filed July 27, 2000, regarding the proposed restructuring of the Company.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             RELIANT ENERGY, INCORPORATED
                                                     (Registrant)



                                             By:  /s/ Mary P. Ricciardello
                                                --------------------------------
                                                       Mary Ricciardello
                                                 Senior Vice President and Chief
                                                      Accounting Officer




Date:  August 14, 2000

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             RELIANT ENERGY RESOURCES CORP.
                                                      (Registrant)



                                             By:  /s/ Mary P. Ricciardello
                                                --------------------------------
                                                       Mary Ricciardello
                                                 Senior Vice President and Chief
                                                      Accounting Officer


Date:  August 14, 2000

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                        DESCRIPTION
-------                       -----------

         Reliant Energy:

             Exhibit 3(a)    Statement of Resolution Establishing Series of
                             Shares designated Series H Preference Stock.

             Exhibit 3(b)    Statement of Resolution Establishing Series of
                             Shares designated Series I Preference Stock.

             Exhibit 3(c)    Statement of Resolution Establishing Series of
                             Shares designated Series J Preference Stock.

             Exhibit 10 Employment Agreement dated as of July 30, 2000, between Reliant Energy Europe, Inc. and G.L.M.A.
                             van Lanschot.

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

             Exhibit 99(b)   Combined Form 8-K of Reliant Energy and Resources
                             Corp. filed July 27, 2000, regarding the proposed restructuring of the Company.

             Resources Corp.:

             Exhibit 12      Ratio of Earnings to Fixed Charges.

             Exhibit 27      Financial Data Schedule.

             Exhibit 99(a)   Items incorporated by reference from the Reliant
                             Energy and Resources Form 10-K: Item 3 "Legal
                             Proceedings," Item 7 "Management's Discussion and
                             Analysis of Financial Condition and Results of
                             Operations of the Company - Certain Factors
                             Affecting Future Earnings of the Company and its Subsidiaries" and Item 7A "Quantitative and
                             Qualitative Disclosures About Market Risk." Items incorporated by reference from the Resources Corp.
                             10-K: Item 7 "Management's Narrative Analysis of the Results of Operations of Reliant Energy
                             Resources Corp. and its Consolidated Subsidiaries" and Notes 1(c) (Regulatory Assets and Regulation),
                             2 (Derivative Financial Instruments) and 8
                             (Commitments and Contingencies) of the Resources
                             10-K Notes.

             Exhibit 99(b)   Combined Form 8-K of Reliant Energy and Resources
                             Corp. filed July 27, 2000, regarding the proposed restructuring of the Company.