Form 10-Q
period 2000-09-30
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 2000-11-14
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
    incorporation or organization)

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
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No
                                                  ---   ---
As of November 3, 2000, Reliant Energy, Incorporated had 294,749,996 shares of common stock outstanding, including 8,748,889 ESOP shares not deemed outstanding for financial statement purposes and excluding 4,811,193 shares held as treasury stock. As of November 3, 2000, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

THIS COMBINED QUARTERLY REPORT ON FORM 10-Q IS SEPARATELY FILED BY RELIANT ENERGY, INCORPORATED (RELIANT ENERGY) AND RELIANT ENERGY RESOURCES CORP.
(RERC). INFORMATION CONTAINED HEREIN RELATING TO RERC IS FILED BY RELIANT ENERGY AND SEPARATELY BY RERC ON ITS OWN BEHALF. RERC MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO RELIANT ENERGY (EXCEPT AS IT MAY RELATE TO RERC AND ITS SUBSIDIARIES) OR ANY OTHER AFFILIATE OR SUBSIDIARY OF RELIANT ENERGY.


                          RELIANT ENERGY, INCORPORATED
                       AND RELIANT ENERGY RESOURCES CORP.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2000

                               TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION
           Reliant Energy:
                  Financial Statements.........................................................................1

                           Statements of Consolidated Operations
                           Three and Nine Months Ended September 30, 2000 and 1999 (unaudited).................1

                           Consolidated Balance Sheets
                           September 30, 2000 and December 31, 1999 (unaudited)................................2

                           Statements of Consolidated Cash Flows
                           Nine Months Ended September 30, 2000 and 1999 (unaudited)...........................4

                           Notes to Unaudited Consolidated Financial Statements................................5

                  Management's  Discussion and Analysis of Financial  Condition and Results of Operations of
                           Reliant Energy and subsidiaries....................................................19

                  Quantitative and Qualitative Disclosures about Market Risk of Reliant Energy................31

           RERC:
                  Financial Statements........................................................................32

                           Statements of Consolidated Operations
                           Three and Nine Months Ended September 30, 2000 and 1999 (unaudited)................32

                           Consolidated Balance Sheets
                           September 30, 2000 and December 31, 1999 (unaudited)...............................33

                           Statements of Consolidated Cash Flows
                           Nine Months Ended September 30, 2000 and 1999 (unaudited)..........................35

                           Notes to Unaudited Consolidated Financial Statements...............................36

                  Management's Narrative Analysis of the Results of Operations of RERC and subsidiaries.......41

PART II.   OTHER INFORMATION

                  Legal Proceedings.........................................................................II-1

                  Other Information.........................................................................II-1

                  Exhibits and Reports on Form 8-K..........................................................II-2

                         PART I. FINANCIAL INFORMATION

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)


                                                                 THREE MONTHS ENDED                     NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                         SEPTEMBER 30,
                                                          ------------        ------------       ------------        ------------
                                                               2000                1999               2000                1999
                                                          ------------        ------------       ------------        ------------
REVENUES ............................................     $  9,522,727        $  4,947,192       $ 19,521,316        $ 11,247,924

EXPENSES:
  Fuel and cost of gas sold .........................        3,901,470           1,564,652          9,176,654           4,634,247
  Purchased power ...................................        3,808,783           2,062,679          6,001,305           3,315,667
  Operation and maintenance .........................          595,423             454,587          1,641,063           1,278,798
  Taxes other than income taxes .....................          144,898             113,643            372,124             340,800
  Depreciation and amortization .....................          295,174             257,343            712,644             705,337
                                                          ------------        ------------       ------------        ------------
      Total .........................................        8,745,748           4,452,904         17,903,790          10,274,849
                                                          ------------        ------------       ------------        ------------
OPERATING INCOME ....................................          776,979             494,288          1,617,526             973,075
                                                          ------------        ------------       ------------        ------------

OTHER INCOME (EXPENSE):
  Unrealized gain on Time Warner investment .........           40,000           1,816,105            242,928           1,816,105
  Unrealized (loss) gain on indexed debt securities..          (40,000)            406,717           (242,870)              6,778
  Other, net ........................................           37,762              12,667             87,334              38,695
                                                          ------------        ------------       ------------        ------------
      Total .........................................           37,762           2,235,489             87,392           1,861,578
                                                          ------------        ------------       ------------        ------------

INTEREST AND OTHER CHARGES:
  Interest ..........................................          186,289             116,176            536,780             368,759
  Distribution on trust preferred securities ........           13,754              14,652             40,458              38,433
                                                          ------------        ------------       ------------        ------------
      Total .........................................          200,043             130,828            577,238             407,192
                                                          ------------        ------------       ------------        ------------

INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEM AND
  PREFERRED DIVIDENDS ...............................          614,698           2,598,949          1,127,680           2,427,461
Income Tax Expense ..................................          225,635             908,862            388,978             872,304
                                                          ------------        ------------       ------------        ------------
INCOME BEFORE EXTRAORDINARY ITEM AND PREFERRED
  DIVIDENDS .........................................          389,063           1,690,087            738,702           1,555,157
Extraordinary Item, net of tax ......................               --                  --              7,445                  --
                                                          ------------        ------------       ------------        ------------
INCOME BEFORE PREFERRED DIVIDENDS ...................          389,063           1,690,087            746,147           1,555,157
Preferred Dividends .................................               97                  97                292                 292
                                                          ------------        ------------       ------------        ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS ......     $    388,966        $  1,689,990       $    745,855        $  1,554,865
                                                          ============        ============       ============        ============

BASIC EARNINGS PER SHARE ............................     $       1.36        $       5.92       $       2.62        $       5.45
                                                          ============        ============       ============        ============
DILUTED EARNINGS PER SHARE ..........................     $       1.34        $       5.90       $       2.60        $       5.43
                                                          ============        ============       ============        ============

            See Notes to the Company's Interim Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                     ASSETS

                                                                        SEPTEMBER 30,      DECEMBER 31,
                                                                             2000             1999
                                                                        -----------       -----------
CURRENT ASSETS:
   Cash and cash equivalents ......................................     $   246,186       $    89,078
   Investment in Time Warner common stock .........................       1,344,721         3,979,461
   Accounts receivable, net .......................................       1,742,306         1,104,640
   Accrued unbilled revenues ......................................         217,632           172,629
   Fuel stock and petroleum products ..............................         254,705           152,292
   Materials and supplies, at average cost ........................         262,604           188,167
   Price risk management assets ...................................       1,917,680           722,429
   Prepayments and other current assets ...........................         270,026           131,666
                                                                        -----------       -----------
     Total current assets .........................................       6,255,860         6,540,362
                                                                        -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ..................................      21,953,430        20,126,330
   Less accumulated depreciation and amortization .................       7,129,042         6,866,325
                                                                        -----------       -----------
     Property, plant and equipment, net ...........................      14,824,388        13,260,005
                                                                        -----------       -----------

OTHER ASSETS:
   Goodwill and other intangibles, net ............................       3,126,894         3,041,751
   Equity investments and advances to unconsolidated subsidiaries..       1,025,526         1,022,210
   Regulatory assets ..............................................       1,928,817         1,739,507
   Price risk management assets ...................................         615,883           173,590
   Other ..........................................................         861,707           755,472
                                                                        -----------       -----------
     Total other assets ...........................................       7,558,827         6,732,530
                                                                        -----------       -----------

       Total Assets ...............................................     $28,639,075       $26,532,897
                                                                        ===========       ===========

            See Notes to the Company's Interim Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2000                1999
                                                                            ------------        ------------
CURRENT LIABILITIES:
   Short-term borrowings ............................................       $  5,176,092        $  2,879,211
   Current portion of long-term debt ................................          1,567,903           4,382,136
   Accounts payable .................................................          1,647,083           1,036,839
   Taxes accrued ....................................................            508,696             227,058
   Interest accrued .................................................            133,001             116,274
   Dividends declared ...............................................            110,676             110,811
   Price risk management liabilities ................................          1,880,983             718,228
   Accumulated deferred income taxes ................................            331,480             415,591
   Business purchase obligation .....................................                 --             431,570
   Other ............................................................            603,384             360,109
                                                                            ------------        ------------
     Total current liabilities ......................................         11,959,298          10,677,827
                                                                            ------------        ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
   Accumulated deferred income taxes ................................          2,246,731           2,451,619
   Unamortized investment tax credits ...............................            270,319             270,243
   Price risk management liabilities ................................            592,658             142,305
   Benefit obligations ..............................................            376,422             400,849
   Business purchase obligation .....................................                 --             596,303
   Other ............................................................          1,260,731           1,020,837
                                                                            ------------        ------------
     Total deferred credits and other liabilities ...................          4,746,861           4,882,156
                                                                            ------------        ------------

LONG-TERM DEBT ......................................................          5,461,073           4,961,310
                                                                            ------------        ------------

 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF
   THE COMPANY ......................................................            705,244             705,272
                                                                            ------------        ------------

STOCKHOLDERS' EQUITY:
   Cumulative preferred stock .......................................              9,740               9,740
   Common stock .....................................................          3,236,609           3,182,751
   Treasury stock ...................................................           (120,856)            (93,296)
   Unearned ESOP stock ..............................................           (165,617)           (199,226)
   Retained earnings ................................................          2,926,569           2,500,181
   Accumulated other comprehensive loss .............................           (119,846)            (93,818)
                                                                            ------------        ------------
     Total stockholders' equity .....................................          5,766,599           5,306,332
                                                                            ------------        ------------

       Total Liabilities and Stockholders' Equity ...................       $ 28,639,075        $ 26,532,897
                                                                            ============        ============

            See Notes to the Company's Interim Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)

                                                                              NINE MONTHS ENDED SEPTEMBER 30,
                                                                              -------------------------------
                                                                                  2000               1999
                                                                              -----------        -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stockholders ......................       $   745,855        $ 1,554,865
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................           712,644            705,337
    Deferred income taxes .............................................          (131,680)           606,786
    Investment tax credits ............................................           (13,748)           (54,552)
    Unrealized gain on Time Warner investment .........................          (242,928)        (1,816,105)
    Unrealized loss (gain) on indexed debt securities .................           242,870             (6,778)
    Undistributed net loss of unconsolidated subsidiaries .............               876             65,401
    Impairment of marketable equity securities ........................            26,504                 --
    Extraordinary item ................................................            (7,445)                --
    Changes in other assets and liabilities:
      Accounts receivable, net ........................................          (654,643)           (91,348)
      Inventories .....................................................          (101,734)           (12,026)
      Accounts payable ................................................           602,186             91,442
      Federal tax refund ..............................................            52,817                 --
      Fuel cost under-recovery ........................................          (506,439)           (95,453)
      Restricted deposits .............................................          (109,032)           (73,371)
      Accrued interest and taxes ......................................           299,866            (44,821)
      Other current assets ............................................          (115,590)              (589)
      Other current liabilities .......................................           229,218            122,936
      Other, net ......................................................           (77,908)           174,665
                                                                              -----------        -----------
        Net cash provided by operating activities .....................           951,689          1,126,389
                                                                              -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ................................................        (1,244,091)          (708,542)
  Proceeds from sale-leaseback transactions ...........................         1,000,000                 --
  Investment in Time Warner securities ................................                --           (537,055)
  Business acquisitions ...............................................        (3,101,456)                --
  Investments and advances to unconsolidated subsidiaries .............           (64,708)           (97,080)
  Proceeds from sale of debt securities ...............................           123,428                 --
  Proceeds from foreign currency exchange contract, net ...............            99,251                 --
  Other, net ..........................................................             9,712             35,422
                                                                              -----------        -----------
        Net cash used in investing activities .........................        (3,177,864)        (1,307,255)
                                                                              -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of indexed debt securities ...................                --            980,000
  Proceeds from sale of trust preferred securities, net ...............                --            362,994
  Proceeds from long-term debt, net ...................................           467,285            284,102
  Increase (decrease) in short-term borrowing, net ....................         2,870,646           (153,835)
  Restricted deposit for bond redemption ..............................                --            (70,315)
  Payments of long-term debt ..........................................          (659,033)          (407,678)
  Payment of common stock dividends ...................................          (319,467)          (320,461)
  Purchase of treasury stock ..........................................           (27,561)           (38,757)
  Other, net ..........................................................            41,732              5,021
                                                                              -----------        -----------
      Net cash provided by financing activities .......................         2,373,602            641,071
                                                                              -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...............................             9,681                 --
                                                                              -----------        -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS .............................           157,108            460,205

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................            89,078             29,673
                                                                              -----------        -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................       $   246,186        $   489,878
                                                                              ===========        ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ...............................       $   560,922        $   364,664
  Income taxes ........................................................           266,841            277,725



            See Notes to the Company's Interim Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)      BASIS OF PRESENTATION

         Included in this combined Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (the Company), and for Reliant Energy Resources Corp. (RERC) and its subsidiaries (collectively, RER) are Reliant Energy's and RERC's consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and RERC (RERC Form 10-K) for the year ended December 31, 1999 and the combined First Quarter Report and combined Second Quarter Report on Form 10-Q of Reliant Energy (Reliant Energy First and Second Quarter 10-Q, respectively) and RERC (RERC First and Second Quarter 10-Q, respectively) for the quarters ended March 31, 2000 and June 30, 2000, respectively.

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

         The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect the earnings of the Company.

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

         For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 11.

         The Company recognizes repair and maintenance costs incurred in connection with planned major maintenance, such as turbine and generator overhauls, control system upgrades and air-conditioner replacements, under the "accrual in advance" method for its non-rate regulated power generation operations. Planned major maintenance cycles primarily range from two to ten years. Under the accrual in advance method, the Company estimates the costs of planned major maintenance and accrues the related expense over the maintenance cycle. As of September 30, 2000 and December 31, 1999, the Company's maintenance reserve included in current and long-term other liabilities in its Consolidated Balance Sheets was $141 million and $84 million, respectively.

(2)      BUSINESS SEPARATION

         On August 9, 2000, Reliant Energy filed an amended business separation plan with the Public Utility Commission of Texas (PUC) under which it would divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. For additional information regarding Reliant Energy's amended business separation plan, see the Reliant Energy and RERC combined current report on Form 8-K dated July 27, 2000, which information is incorporated herein by reference. The amended business separation plan that was actually filed follows the proposed plan described in the Form 8-K except that the provision for the cash payment that the unregulated company was to receive from the regulated company in 2004 was deleted from the plan. The amended business separation plan is subject to PUC approval. The Company anticipates receiving a PUC approval during December 2000.

         On October 17, 2000, a wholly owned subsidiary of the Company, Reliant Resources, Inc. (RRI), filed a registration statement on Form S-1 with the Securities and Exchange Commission for the initial public offering of approximately 20% of the common stock of RRI.

(3) TEXAS ELECTRIC CHOICE PLAN AND DISCONTINUANCE OF SFAS NO. 71 FOR ELECTRIC GENERATION OPERATIONS

         In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation). The Legislation substantially amends the regulatory structure governing electric utilities in Texas in order to allow retail competition. In June 2001, retail competition pilot projects for 5% of each utility's combined load of all customer classes will begin under the Legislation. Retail competition for all other customers will begin on January 1, 2002. In preparation for that competition, the Company expects to make significant changes in the electric utility operations conducted through Reliant Energy HL&P, an unincorporated division of Reliant Energy. By January 1, 2002, electric utilities in Texas such as Reliant Energy HL&P will restructure their businesses in order to separate power generation, transmission and distribution (T&D), and retail activities into different units. Pursuant to the Legislation, on August 9, 2000, the Company submitted an amended business separation plan with the PUC to accomplish the required separation of its regulated operations into separate units. See Note 2 for further information regarding the filing of the amended business separation plan. In addition, the Legislation requires the PUC to issue a number of new rules and determinations in implementing the Legislation. For additional information on the Legislation, see Note 3 of the Reliant Energy 10-K Notes.

         Historically, Reliant Energy HL&P has applied the accounting policies established in Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) to its electric generation and T&D operations. The Company believes that the Legislation provides sufficient detail regarding the deregulation of the Company's electric generation operations to require it to discontinue the use of SFAS No. 71 for those operations. Effective June 30, 1999, the Company discontinued SFAS No. 71 for its electric generation operations. For additional information on the effect on the Company's consolidated financial statements due to the discontinuance of SFAS No. 71 for electric generation operations, see Notes 1(d), 1(g) and 3 of the Reliant Energy 10-K Notes.

         The T&D business of Reliant Energy HL&P will continue to be subject to cost-of-service rate regulation and will be responsible for the delivery of electricity to retail customers. Pursuant to the Legislation, on March 31, 2000, Reliant Energy HL&P filed proposed tariffs with the PUC, which are to be effective on January 1, 2002 for its T&D operations. The final phase of the Company's T&D rate case is scheduled to be heard beginning January 2001 and a final appealable order is not expected until the third quarter of 2001.

(4)      ACQUISITIONS AND DIVESTITURES

         On August 8, 2000, Reliant Energy International, Inc. (Reliant Energy International) and Reliant Energy Salvador Holding Company Ltd. (Salvador Holding) entered into an agreement with a third party to sell its interests in Salvador Holding. For further information, see Note 13.

         On May 12, 2000, a subsidiary of the Company purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 megawatts (MW). With the exception of development entities that were sold to another subsidiary of the Company in July 2000, the assets of the entities acquired are held by Reliant Energy Mid-Atlantic Power Holdings, LLC or its subsidiaries (collectively, REMA), which are all indirect subsidiaries of Reliant Energy. The purchase price for the May 2000 transaction was approximately $2.1 billion. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. On a preliminary basis, the Company's fair value adjustments related to the acquisition primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventory, major maintenance reserves, environmental reserves and related deferred taxes. The air emissions regulatory allowances of $150 million are being amortized on a units-of-production basis as utilized. The excess of the purchase price over the fair value of net assets acquired of approximately $58 million was recorded as goodwill and is being amortized over 35 years. The Company expects to finalize these fair value adjustments no later than May 2001, based on valuation reports for property, plant and equipment and intangible assets and analysis of contingent liabilities that will be finalized by May 2001. Funds for the acquisition were made available through issuances of commercial paper supported by two bank facilities, one in the amount of $1.0 billion and another in the amount of $1.15 billion.

         In August 2000, the Company sold to and leased back from each of three owner lessors in separate lease transactions the Company's respective interests in three REMA generation stations acquired in connection with the REMA acquisition. As lessee, the Company leases an interest in each of these facilities from each owner lessor under a facility lease agreement. The equity interests in all the subsidiaries of REMA are pledged as collateral for REMA's lease obligations. In addition, the subsidiaries have guaranteed the lease obligations. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies certain conditions. The covenant restricting dividends would be suspended if the direct or indirect parent of REMA, meeting certain criteria, guarantees the lease obligations. As consideration for the sale of the Company's interest in the facilities, the Company received $1.0 billion in cash. The Company used the $1.0 billion of sale proceeds to repay commercial paper supported by the $1.0 billion bank facility discussed above. The following table sets forth the Company's payment obligation under these long-term operating leases (in millions):

             November 1, 2000 to December 31, 2000..     $    1
             2001 ..................................        259
             2002 ..................................        137
             2003 ..................................         77
             2004 ..................................         84
             2005 and beyond .......................      1,262
                                                         ------
                                                         $1,820
                                                         ======

         The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents certain pro forma information for the third quarter and first nine months of 2000, as if the acquisition had occurred on January 1, 2000. Pro forma information has not been presented for REMA for the third quarter and first nine months of 1999 due to the fact that the acquired assets and related operations did not constitute a business prior to November 24, 1999. Prior to November 24, 1999, the acquired entities' operations were fully integrated with, and their results of operations were consolidated into, the regulated electric utility operations of the former owner of the facilities. In addition, prior to November 24, 1999, the electric output of the facilities was sold based on rates set by regulatory authorities and those rates are not indicative of REMA's future results. Pro forma amounts also give effect to the sale-leaseback transactions described above.

                    PRO FORMA COMBINED RESULTS OF OPERATIONS

                                                                            SEPTEMBER 30, 2000
                                                              -----------------------------------------
                                                              THREE MONTHS ENDED      NINE MONTHS ENDED
                                                              ------------------      -----------------
                                                                 (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues .............................................             $   9,523             $   19,688
Net income before extraordinary item .................                   391                    716
Net income attributable to common stockholders .......                   391                    723
Basic earnings before extraordinary item per share ...                  1.37                   2.52
Diluted earnings before extraordinary item per share..                  1.35                   2.49
Basic earnings per share .............................                  1.37                   2.55
Diluted earnings per share ...........................                  1.35                   2.52

         These pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted had the acquisition of the REMA entities occurred on January 1, 2000. Purchase-related adjustments to the results of operations include the effects on depreciation, amortization, interest expense and income taxes.

     On March 1, 2000, the Company funded the remaining N. V. UNA (UNA) purchase obligation for $982 million. At December 31, 1999, the Company recorded the business purchase obligation in the Company's

Combined Balance Sheet based on the December 31, 1999 exchange rate of 2.19 Dutch guilders (NLG) per U.S. dollar. The Company accounted for the acquisition of UNA as a purchase with assets and liabilities reflected at their estimated fair values. The excess of the purchase price over the fair value of net assets acquired of approximately $835 million was recorded as goodwill and will be amortized over 30 years. The Company's fair value adjustments related to the acquisition of UNA primarily included increases in property, plant and equipment, long-term debt, major maintenance reserves, plant dismantling reserves and related deferred taxes. The Company finalized these fair value adjustments during September 2000. There were no material adjustments made to the purchase allocation subsequent to December 31, 1999. Purchase related adjustments to results of operations include amortization of goodwill, interest expense and the effects on depreciation and amortization of the assessed fair value of some of UNA's net assets and liabilities. The Company finalized a severance plan in connection with the UNA acquisition in September 2000, the commitment date and, in accordance with Emerging Issues Task Force Issue 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," recorded this liability of $24 million in the September 2000 financial statements. For additional information regarding the acquisition of UNA, see
Note 2 of the Reliant Energy 10-K Notes. The Company's results of operations incorporate UNA's results of operations only from October 1, 1999.


(5)      DEPRECIATION AND AMORTIZATION

         The Company's depreciation expense for the third quarter and first nine months of 2000 was $106 million and $297 million, respectively, compared to $92 million and $458 million for the same periods in 1999. Goodwill amortization related to acquisitions was $41 million and $85 million for the third quarter and first nine months of 2000, respectively, compared to $14 million and $42 million for the same periods in 1999. Other amortization expense, including amortization of regulatory assets, was $148 million and $331 million for the third quarter and first nine months of 2000, respectively, compared to $151 million and $205 million for the same periods in 1999.

         In June 1998, the PUC issued an order approving a transition to competition plan (Transition Plan) filed by Reliant Energy HL&P in December 1997. Pursuant to the Transition Plan, the Company recorded $89 million of additional depreciation for the first six months of 1999 and redirected $102 million of T&D depreciation to generation assets for the first six months of 1999. For information regarding the additional depreciation of electric utility generating assets and the redirection of T&D depreciation to generation assets under the Transition Plan, see Note 1(g) of the Reliant Energy 10-K Notes. The Legislation provides that depreciation expense for T&D related assets may be redirected to generation assets from 1999 through 2001 for regulatory purposes. Because the electric generation operations portion of Reliant Energy HL&P discontinued application of SFAS No. 71 effective June 30, 1999, such operations can no longer record additional or redirected depreciation for financial reporting purposes. However, for regulatory purposes, the Company continues to redirect T&D depreciation to generation assets. As of September 30, 2000 and December 31, 1999, the cumulative amount of redirected depreciation for regulatory purposes was $555 million and $393 million, respectively.

         In connection with the discontinuation of SFAS No. 71 in June 1999, the Company reassessed the economic lives of Reliant Energy HL&P's generation plant and equipment. Certain prospective depreciation rates were revised as a result of the Legislation. These changes in depreciation rates reduced depreciation expense for Reliant Energy HL&P's generation plant and equipment by $36 million for the first nine months of 2000. The effect on both basic and diluted earnings per share for the first nine months of 2000 was $0.08.

         In 1999, the Company determined that approximately $800 million of Reliant Energy HL&P's electric generation assets were impaired. The Legislation provides for recovery of this impairment through regulated cash flows. Therefore, a regulatory asset was recorded for an amount equal to the impairment in the Company's Consolidated Balance Sheets. The Company amortizes this regulatory asset as it is recovered from regulated cash flows. During the third quarter and first nine months of 2000, the Company recorded $135 million and $282 million, respectively, of amortization expense related to the recoverable impaired plant costs and other deferred debits created from discontinuing SFAS No. 71. During the third quarter and first nine months of 1999, the Company recorded $144 million in both periods of amortization expense related to the recoverable impaired plant costs and other deferred debits created from the discontinuation of SFAS No. 71.

         Pursuant to the Legislation, through securitization, the Company is allowed to recover generation-related regulatory asset and liability balances as reported in the December 31, 1998 Reliant Energy Form 10-K. On May

31, 2000, the PUC issued a financing order to the Company authorizing the issuance of transition bonds in an amount not to exceed $740 million plus actual up-front qualified costs. The Company has discontinued amortizing certain generation-related regulatory assets effective January 1, 1999. For additional information regarding the discontinuance of SFAS No. 71 for electric generation operations, see Notes 1(d) and 3 of the Reliant Energy 10-K Notes.

(6)      COMPREHENSIVE INCOME

         The following table summarizes the components of total comprehensive income.


                                                         FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                SEPTEMBER 30,
                                                         --------------------------    -------------------------
                                                            2000           1999           2000            1999
                                                           -------        -------        -------        -------
                                                                              (IN MILLIONS)
Net income ..........................................      $   389        $ 1,690        $   746        $ 1,555
Other comprehensive income (loss):
  Foreign currency translation adjustments ..........          (10)           (23)           (43)           (66)
  Unrealized loss on available for sale securities ..           (2)            (2)            --             (1)
  Plus: Reclassification adjustment for impairment
    loss on available for sale securities realized
    in net income ...................................            3             --             17             --
                                                           -------        -------        -------        -------
Comprehensive income ................................      $   380        $ 1,665        $   720        $ 1,488
                                                           =======        =======        =======        =======

(7)      LONG-TERM DEBT AND SHORT-TERM BORROWINGS

(a)      Short-term Borrowings.

         As of September 30, 2000, the Company had credit facilities, which included the facilities of several financing subsidiaries, UNA, RERC and Reliant Energy International that provided for an aggregate of $7.1 billion in committed credit (including the Euro 600 million facility discussed below) of which $1.0 billion was unused. Interest rates on borrowings are based on the London interbank offered rate (LIBOR) plus a margin, Euro interbank deposits (EURIBOR) plus a margin, a base rate or at a rate determined through a bidding process. Credit facilities aggregating $1.6 billion are unsecured. The credit facilities contain covenants and requirements which must be met to borrow funds and issue letters of credit, as applicable. Such covenants are not anticipated to materially restrict the Company from borrowing funds or issuing letters of credit, as applicable, under such facilities. One of the credit facilities includes a $65 million sub-facility under which letters of credit may be obtained. Letters of credit under this sub-facility aggregate $63 million as of September 30, 2000. Two additional credit facilities aggregating $530 million may be used for letters of credit of which $385 million were outstanding as of September 30, 2000.

         In February 2000, a financing subsidiary of the Company established a $650 million revolving credit facility that was replaced in August 2000 with a $1.1 billion revolving credit facility that terminates in August 2001 and supports outstanding commercial paper.

         In April 2000, a subsidiary of the Company arranged for unsecured borrowings aggregating $54 million. These borrowings were repaid in October 2000.

         In connection with the REMA acquisition in May 2000, a financing subsidiary of the Company established two credit facilities aggregating $2.15 billion to support commercial paper borrowings. See Note 4 for additional information regarding the acquisition of the REMA entities. In August 2000, commercial paper borrowings supported by the $1.0 billion facility were repaid with proceeds from the REMA sale-leaseback transactions (see Note 4) and the facility was terminated. The revolving commitment period for the $1.15 billion facility terminates in May 2001, at which time outstanding borrowings under this facility convert to a one-year term facility. The $1.15 billion facility and three other facilities aggregating $3.2 billion are subject to partial repayment and mandatory commitment reductions in the event that certain corporate transactions occur.

         In June 2000, a financing subsidiary of the Company established a $250 million credit facility which was to terminate on October 23, 2000. In October, the maturity date of this facility was extended to April 2001 and the facility was increased to $350 million. At September 30, 2000, there were no borrowings outstanding under this facility.

         In July 2000, UNA entered into two new credit facilities to refinance the existing 1.5 billion NLG multi-currency credit agreement that was scheduled to mature in October 2000. The two new credit facilities include (a) a 364-day revolving credit facility for Euro 250 million ($221 million assuming the September 30, 2000 exchange rate of 0.8823 U.S. dollar per Euro) and (b) a three-year letter of credit facility for $420 million. These credit facilities will be used by UNA for working capital purposes and to support UNA's contingent obligations under its cross-border leases. See Note 14(g) to the Reliant Energy 10-K Notes. Under the two facilities, there is no recourse to any affiliate of the Company other than UNA.

         In August 2000, the Company: (a) increased its revolving credit facility which supports commercial paper from $200 million to $400 million and also extended the termination date of this facility to August 2001, (b) extended the termination date of RERC's $350 million receivables facility to August 2001, (c) extended the termination date of a financing subsidiary's Euro 560 million credit facility to August 2001, and (d) entered into a new $110 million letter of credit facility, which expires in January 2001, to support REMA's lease obligations discussed in Note 4.


(b)      Long-term Debt.

         In February 2000, a subsidiary of the Company established a Euro 600 million term loan facility which terminates in March 2003. At September 30, 2000, $529 million (based on the September 30, 2000 exchange rate of 0.8823 U.S. dollar per Euro) was outstanding under this facility at an interest rate of 6.65%. Borrowings under this facility have been classified as long-term debt based upon the Company's intent and its ability to borrow under such facility for more than one year.

         In March 2000, the Company repaid $150 million of its 6.1% first mortgage bonds at maturity.

         In July 2000, RERC issued $325 million of notes having an interest rate of 8.125% and a maturity date of July 15, 2005. RERC used the proceeds from the sale of the notes for general corporate purposes, including the repayment of $200 million of RERC's 7.5% notes that matured on August 1, 2000 and the repayment of a portion of its short-term indebtedness.

         On July 1, 2000, the Company exercised its option and exchanged 37.9 million shares of Time Warner, Inc. common stock in satisfaction of the full maturity value of $2.9 billion of its unsecured 7% Automatic Common Exchange Securities (ACES). For additional information regarding ACES, see Note 8 of the Reliant Energy 10-K Notes.

         During the second quarter of 2000, UNA negotiated the repurchase of $272 million aggregate principal amount of its long-term debt for a total cost of $286 million, including $14 million of expenses. The book value of the debt repurchased was approximately $293 million, resulting in an extraordinary gain in the second quarter of 2000 on the early extinguishment of long-term debt of approximately $7 million. Borrowings under a short-term banking facility and proceeds from the sale of debt securities were used to finance the reacquisition of such debt.

 (8) EARNINGS PER SHARE

         The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                       FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                       ---------------------------       ---------------------------
                                                          2000           1999(1)          2000(2)          1999(2)
                                                       ----------       ----------       ----------       ----------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income before extraordinary item and preferred
    dividends .....................................    $  389,063       $1,690,087       $  738,702       $1,555,157
  Less: Preferred dividends .......................            97               97              292              292
                                                       ----------       ----------       ----------       ----------
  Net income before extraordinary item ............       388,966        1,689,990          738,410        1,554,865
  Extraordinary item ..............................            --               --            7,445               --
                                                       ----------       ----------       ----------       ----------
  Net income attributable to common stockholders...    $  388,966       $1,689,990       $  745,855       $1,554,865
                                                       ==========       ==========       ==========       ==========

Weighted average shares outstanding ...............       285,183          285,287          284,170          285,247

Basic EPS:
  Net income before extraordinary item ............    $     1.36       $     5.92       $     2.59       $     5.45
  Extraordinary item ..............................            --               --             0.03               --
                                                       ----------       ----------       ----------       ----------
  Net income ......................................    $     1.36       $     5.92       $     2.62       $     5.45
                                                       ==========       ==========       ==========       ==========

Diluted EPS Calculation:
  Net income attributable to common stockholders...    $  388,966       $1,689,990       $  745,855       $1,554,865
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% trust preferred securities..             5                8                9               25
                                                       ----------       ----------       ----------       ----------
  Total effect assuming dilution ..................    $  388,971       $1,689,998       $  745,864       $1,554,890
                                                       ==========       ==========       ==========       ==========

Weighted average shares outstanding ...............       285,183          285,287          284,170          285,247
  Plus: Incremental shares from assumed
    conversions(1)(2):
    Stock options .................................         3,595              362            1,837              525
    Restricted stock ..............................           807              740              807              740
    6 1/4% trust preferred securities .............            14               25               14               25
                                                       ----------       ----------       ----------       ----------
  Weighted average shares assuming dilution .......       289,599          286,414          286,828          286,537
                                                       ==========       ==========       ==========       ==========


Diluted EPS:
  Net income before extraordinary item ...........     $     1.34       $     5.90       $     2.57       $     5.43
  Extraordinary item .............................             --               --             0.03               --
                                                       ----------       ----------       ----------       ----------
  Net income .....................................     $     1.34       $     5.90       $     2.60       $     5.43
                                                       ==========       ==========       ==========       ==========

----------

(1) For the three months ended September 30, 1999, the computation of diluted EPS excludes 678,134 purchase options for shares of common stock that have exercise prices (ranging from $28.71 to $35.18 per share) greater than the $27.41 per share average market price for the period and would thus be anti-dilutive if exercised.

(2) For the nine months ended September 30, 2000, the computation of diluted EPS excludes 485,119 purchase options for shares of common stock that have exercise prices (ranging from $28.72 to $32.22 per share) greater than the $28.60 per share average market price for the period and would thus be anti-dilutive if exercised.

         For the nine months ended September 30, 1999, the computation of diluted EPS excludes 678,134 purchase options for shares of common stock that have exercise prices (ranging from $28.71 to $35.18 per share) greater than the $28.26 per share average market price for the period and would thus be anti-dilutive if exercised.

(9)      CAPITAL STOCK

(a)      Common Stock.


         Reliant Energy has 700,000,000 authorized shares of common stock. At September 30, 2000, 299,478,678 shares of Reliant Energy common stock were issued and 285,862,004 shares of Reliant Energy common stock were outstanding. At December 31, 1999, 297,612,478 shares of Reliant Energy common stock were issued and 283,308,371 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (8,799,489 and 10,679,489 at September 30, 2000 and December 31, 1999, respectively) and (b) treasury shares (4,817,185 and 3,624,618 at September 30, 2000 and December 31, 1999,
respectively). Reliant Energy declared dividends of $0.375 per share in each of the third quarters of 2000 and 1999. Also, Reliant Energy declared dividends totaling $1.125 per share in each of the nine-month periods ending September 30, 2000 and 1999.

         During the first nine months of 2000, Reliant Energy purchased 1,183,800 shares of Reliant Energy common stock at an average price of $23.07 per share for an aggregate purchase price of $27 million. As of September 30, 2000, Reliant Energy was authorized to purchase an additional $271 million of Reliant Energy common stock.

(b)      Preference Stock.

         During the nine months ended September 30, 2000, Reliant Energy issued and redeemed, as applicable, the following shares of preference stock now owned by certain financing subsidiaries on the dates indicated:

                                         NUMBER OF ISSUED        DATE            NUMBER OF
PREFERENCE SERIES      DATE ISSUED            SHARES           REDEEMED       SHARES REDEEMED
-----------------     -------------      ----------------     -----------     ---------------
    Series G          February 2000            6,825          August 2000          6,825
    Series H             May 2000             12,100              --                  --
    Series I             May 2000             10,525          August 2000         10,525
    Series J            June 2000              2,100              --                  --
    Series J            July 2000                530              --                  --
    Series K           August 2000            11,580              --                  --


         Series H, J and K preference stock are not deemed outstanding for financial reporting purposes because the sole shareholder of each series is a wholly owned subsidiary of Reliant Energy.

(10)     TRUST PREFERRED SECURITIES

(a)      Reliant Energy

         Statutory business trusts created by Reliant Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below:

                                  AGGREGATE
                            LIQUIDATION AMOUNT
                         ---------------------------                          MANDATORY
                         SEPTEMBER 30,  DECEMBER 31,  DISTRIBUTION RATE/   REDEMPTION DATE/       JUNIOR SUBORDINATED
         TRUST              2000           1999         INTEREST RATE       MATURITY DATE              DEBENTURES
         -----           -------------  ------------  ------------------   ----------------   --------------------------
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

(b)      RERC

         A statutory business trust created by RERC has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below:

                             AGGREGATE
                        LIQUIDATION AMOUNT
                     --------------------------                                       MANDATORY
                     SEPTEMBER 30,    DECEMBER 31,     DISTRIBUTION RATE/         REDEMPTION DATE/        JUNIOR SUBORDINATED
     TRUST               2000            1999            INTEREST RATE             MATURITY DATE              DEBENTURES
     -----           ------------     -----------      -----------------          ----------------     ------------------------
                           (IN MILLIONS)

Resources Trust       $     1          $     1               6.25%                   June 2026         6.25% Convertible Junior
                                                                                                       Subordinated Debentures
                                                                                                       due 2026


         For additional information regarding the $173 million of convertible preferred securities previously issued to the public by a statutory business trust created by RERC, see Note 11 of the Reliant Energy 10-K Notes and Note 5 of the RERC 10-K Notes. The sole asset of the trust consists of convertible junior subordinated debentures of RERC having an interest rate and maturity date corresponding to the convertible preferred securities, and the principal amount corresponding to the common and convertible preferred securities issued by the trust.

(11)     COMMITMENTS AND CONTINGENCIES

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

         The trial court in the three cities case has not yet entered a judgment on the jury's verdict but has announced oral rulings granting most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings would reduce the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court orally granted Reliant Energy's motion to decertify the class and said that it will vacate its prior orders certifying a class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

         The extent to which issues in the three cities case may affect the claims of the other cities served by Reliant Energy HL&P cannot be assessed until judgments are final and no longer subject to appeal. However, the trial court's rulings disregarding most of the jury's findings are consistent with Texas Supreme Court opinions over the past decade. The Company estimates the range of possible outcomes for the plaintiffs to be between zero and $17 million inclusive of interest and attorneys' fees.

         The three cities case will be appealed promptly following entry of an appealable judgment. The Company believes that the $1.7 million damage award resulted from serious errors of law and that it will be set aside by the Texas appellate courts. In addition, the Company believes that because of a pre-trial agreement between the parties limiting fees to a percentage of the damages, reversal of the award of approximately $13.7 million in attorneys' fees in the three cities case is probable.

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

(b)      Environmental Matters

         Under the agreement to acquire REMA, the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to plant closing except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of September 30, 2000, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of September 30, 2000. The Company expects approximately $13 million will be paid over the next five years.

         In connection with the acquisition of UNA (see Note 2 of Reliant Energy Form 10-K Notes), the Company assumed a $25 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with the UNA properties. UNA began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of certain leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of September 30, 2000, the undiscounted liability for this asbestos abatement and soil remediation was $25 million.

         From time to time the Company has received notices from regulatory authorities or others regarding its status as a potentially responsible party
(PRP) in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims similar to those previously received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

(c)      Indemnification of Stranded Costs.

         The stranded costs in the Dutch electricity market are considered to be the liabilities, uneconomical contractual commitments, and other costs associated with obligations entered into by the coordinating body for the Dutch electricity generating sector, N.V. Samenwerkende elecktriciteits-produktiebedrijven (SEP), plus certain district heating contracts with certain municipalities within Holland.

         SEP was incorporated as the coordinating body for the four large-scale Dutch electricity generation companies, including UNA, which currently has an interest in the stranded costs of SEP of 22.5%. Among other things, SEP manages the dispatch for the national transmission grid, coordinates the fuel supply, manages the import and the export of electricity, and settles production costs for the electricity generation companies. SEP will cease performing the above activities in 2001 as a consequence of the forthcoming deregulation of the Dutch electricity market.

         Under the Cooperative Agreement, UNA and the other Dutch generators agreed to sell their generating output through SEP. Over the years, SEP has incurred stranded costs as a result of a perceived need to cover anticipated shortages in energy production supply. SEP stranded costs consist primarily of investments in alternative energy sources and fuel and power purchase contracts currently estimated to be uneconomical. Legislation is pending in the Dutch parliament which would transfer the liability for the stranded costs from SEP to its four shareholders and specify the allocation percentage of the stranded cost. The outcome of this legislation is currently unknown.

         In connection with the acquisition of UNA, the selling shareholders of UNA agreed to indemnify UNA for certain stranded costs in an amount not to exceed NLG 1.4 billion (approximately $560 million based on the September 30, 2000 exchange rate of 2.50 NLG per U.S. dollar), which may be increased in certain circumstances at the option of the Company up to NLG 1.9 billion (approximately $760 million). Of the total consideration paid by the Company for the shares of UNA, NLG 900 million (approximately $360 million) has been placed by the selling shareholders in an escrow account to secure the indemnity obligations. Although the Company's management believes that the indemnity provision will be sufficient to fully satisfy UNA's ultimate share of any stranded cost obligation, this judgment is based on numerous assumptions regarding the ultimate outcome and timing of the resolution of the stranded cost issue, the former shareholders timely performance of their obligations under the indemnity arrangement, and the amount of stranded costs which at present is not determinable.

(12)     REPORTABLE SEGMENTS

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

                                                                                     AS OF
                                                                                 SEPTEMBER 30,
                                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000        2000
                                ---------------------------------------------    -------------
                                                     NET
                                                INTERSEGMENT
                                 REVENUES FROM    REVENUES        OPERATING         TOTAL
                                NON-AFFILIATES   (EXPENSES)     INCOME (LOSS)      ASSETS
                                --------------  ------------    -------------      ------
                                                     (IN MILLIONS)
Electric Operations ...........    $  1,827       $     --        $    500        $ 10,561
Wholesale Energy ..............       6,673            103             319           7,405
Natural Gas Distribution ......         764              8             (15)          3,508
Interstate Pipelines ..........          29             42              28           2,028
Reliant Energy Europe(1) ......         129             --              15           2,672
Reliant Energy Latin America...          20             --              --           1,126
Corporate .....................          81             (1)            (70)          1,984
Reconciling Elimination .......          --           (152)             --            (645)
                                   --------       --------        --------        --------
Consolidated ..................    $  9,523       $     --        $    777        $ 28,639
                                   ========       ========        ========        ========




                                                      FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                     ----------------------------------------------
                                                                         NET
                                                                     INTERSEGMENT
                                                     REVENUES FROM     REVENUES         OPERATING
                                                     NON-AFFILIATES   (EXPENSES)      INCOME (LOSS)
                                                     --------------  -------------   --------------
                                                                     (IN MILLIONS)
Electric Operations...............................   $       4,195   $          --   $       1,027
Wholesale Energy..................................          12,087             324             481
Natural Gas Distribution..........................           2,383              24              82
Interstate Pipelines..............................              90             134              84
Reliant Energy Europe(1)..........................             415              --              72
Reliant Energy Latin America......................              51              --             (16)
Corporate.........................................             300              --            (112)
Reconciling Elimination...........................              --            (482)             --
                                                     -------------   -------------   -------------
Consolidated......................................   $      19,521   $          --   $       1,618
                                                     =============   =============   =============

                                                                                        AS OF
                                                                                     DECEMBER 31,
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999         1999
                                  ---------------------------------------------      ------------
                                                       NET
                                                   INTERSEGMENT
                                   REVENUES FROM     REVENUES       OPERATING           TOTAL
                                  NON-AFFILIATES    (EXPENSES)    INCOME (LOSS)         ASSETS
                                  --------------  -------------   -------------        --------
                                                          (IN MILLIONS)
Electric Operations ...........    $  1,496       $     --        $    442             $  9,941
Wholesale Energy ..............       2,847             61              43                3,085
Natural Gas Distribution ......         507             (6)             (5)               3,683
Interstate Pipelines ..........          37             33              29                2,212
Reliant Energy Europe(1).......          --             --              --                3,247
Reliant Energy Latin America...          34             --              10                1,156
Corporate .....................          26             20             (25)               4,349
Reconciling Elimination .......          --           (108)             --               (1,140)
                                   --------       --------        --------             --------
Consolidated ...............       $  4,947       $     --        $    494             $ 26,533
                                   ========       ========        ========             ========



                                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                  ------------------------------ ---------------
                                                      NET
                                                  INTERSEGMENT
                                   REVENUES FROM     REVENUES       OPERATING
                                   NON-AFFILIATES   (EXPENSES)    INCOME (LOSS)
                                  ---------------   ----------    -------------
                                                  (IN MILLIONS)

Electric Operations ...........      $ 3,513          $    --        $   837
Wholesale Energy ..............        5,692              162             53
Natural Gas Distribution ......        1,802              (21)           101
Interstate Pipelines ..........           90              112             84
Reliant Energy Latin America...           26               --            (53)
Corporate .....................          125               55            (49)
Reconciling Elimination .......           --             (308)            --
                                     -------          -------        -------
Consolidated ..................      $11,248          $    --        $   973
                                     =======          =======        =======



----------

(1)      Reliant Energy Europe was created in the fourth quarter of 1999.

         Reconciliation of Operating Income to Net Income:

                                                     THREE MONTHS ENDED SEPTEMBER 30,       NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------       -------------------------------
                                                       2000                    1999           2000                   1999
                                                     -------                 -------        -------                -------
                                                                                 (IN MILLIONS)
Operating income ................................    $   777                 $   494        $ 1,618                $   973
Interest expense ................................        186                     116            537                    369
Net unrealized gain on indexed debt securities
  and Time Warner investment ....................         --                  (2,223)            --                 (1,822)
Distribution on trust preferred securities ......         14                      15             40                     38
Income tax expense ..............................        226                     909            389                    872
Extraordinary gain, net of tax ..................         --                      --             (7)                    --
Other income ....................................        (38)                    (13)           (87)                   (39)
                                                     -------                 -------        -------                -------
Net income attributable to common stockholders...    $   389                 $ 1,690        $   746                $ 1,555
                                                     =======                 =======        =======                =======

(13)     SUBSEQUENT EVENTS

         In October 2000, the Company sold its interest in Salvador Holding to a subsidiary of AES Corporation (AES) and signed an agreement to sell its interest in Light Servicos de Electricidade S.A. (Light), an electricity and distribution utility in Brazil, to AES and EDF International S.A. The sale of Light is expected to close by the end of the year. In November 2000, the Company sold 100% of its interest in its wholly owned subsidiary Reliant Energy Caribe Ltd. (Caribe), a Cayman holding company, which indirectly owned interests in Electrificadora del Caribe

SAESP and Electrificadora de la Costa Atlantica SAESP, both Colombian companies, to Union Fenosa Desarrollo y Accion Exterior, S.A. of Spain. In addition, the Company expects to transfer its interest in its remaining Colombian investments to Union Fenosa Desarrollo y Accion Exterior, S.A. by year end. The aggregate after-tax proceeds for all of these Latin American transactions are estimated to be $800 million. The loss on the sale of the Company's interest in Salvador Holding was immaterial. The Company recorded a $125 million after-tax loss in connection with the sale of Caribe and expects to record an additional $125 million after-tax loss in connection with the remaining transactions.

          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RELIANT ENERGY AND SUBSIDIARIES

         The following discussion and analysis should be read in combination with the Company's Interim Financial Statements contained in this Form 10-Q.

         The Company is a diversified international energy services and delivery company, providing energy and energy services in North America and Western Europe. The Company operates one of the United States' largest electric utilities in terms of kilowatt-hour sales, and its three natural gas distribution divisions together form the United States' third largest natural gas distribution operation in terms of customers served. As of June 30, 2000, the Company's wholesale energy trading and marketing business was one of only five companies to rank among both the ten largest power marketers and the ten largest natural gas marketers in the United States. It also has power generation and wholesale trading and marketing operations in Western Europe. The Company invests in the development of non-rate regulated domestic power generation projects. Additionally, the Company owns interstate natural gas pipelines which provide gas transportation, supply, gathering and storage services.

         The Company's financial reporting segments include: Electric Operations, Wholesale Energy, Natural Gas Distribution, Interstate Pipelines, Reliant Energy Europe, Reliant Energy Latin America and Corporate. For segment reporting information, see Note 12 to the Company's Interim Financial Statements.

         On August 9, 2000, Reliant Energy filed an amended business separation plan with the PUC under which it would divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. On October 17, 2000, a wholly owned subsidiary of the Company, RRI, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the initial public offering of RRI common stock. For additional information regarding the amended business separation plan, see Note 2 to the Company's Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                     THREE MONTHS ENDED SEPTEMBER 30,         NINE MONTHS ENDED SEPTEMBER 30,
                                                     --------------------------------         -------------------------------
                                                       2000                     1999            2000                    1999
                                                     -------                  -------         -------                 -------
                                                                        (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ........................................    $ 9,523                  $ 4,947         $19,521                 $11,248
Operating Expenses ..............................      8,746                    4,453          17,903                  10,275
                                                     -------                  -------         -------                 -------
Operating Income ................................        777                      494           1,618                     973
Other Income ....................................        (38)                     (13)            (87)                    (39)
Interest Expense and Other Charges ..............        200                      131             577                     407
Net Unrealized Gain on Indexed Debt Securities
    and Time Warner Investment ..................         --                   (2,223)             --                  (1,822)
Income Tax Expense ..............................        226                      909             389                     872
Extraordinary Gain, Net of Tax ..................         --                       --              (7)                     --
                                                     -------                  -------         -------                 -------
Net Income Attributable to Common Stockholders...    $   389                  $ 1,690         $   746                 $ 1,555
                                                     =======                  =======         =======                 =======
Basic Earnings Per Share ........................    $  1.36                  $  5.92         $  2.62                 $  5.45
Diluted Earnings Per Share ......................    $  1.34                  $  5.90         $  2.60                 $  5.43


         Three months ended September 30, 2000 compared to three months ended September 30, 1999

         The Company reported consolidated net income of $389 million ($1.36 per basic share) for the three months ended September 30, 2000 compared to consolidated net income of $1,690 million ($5.92 per basic share) for the same period in 1999. The 1999 results included an aggregate $1,426 million after-tax, non-cash, unrealized accounting gain on its indexed debt securities and its Time Warner investment and a $19 million after-tax loss resulting from the effect of the devaluation of the Brazilian real on equity earnings of the Company's Brazilian investments.

         The Company's consolidated net income, after adjusting for the charges described above, was $389 million ($1.36 per basic share) for the third quarter of 2000 compared to $283 million ($0.99 per basic share) for the third quarter of 1999. The $106 million increase was primarily due to increased earnings from the Wholesale Energy and the Electric Operations segments and additional earnings from the Reliant Energy Europe segment, which was established in the fourth quarter of 1999 with the acquisition of UNA, offset slightly by lower earnings in 2000 versus 1999 of the Corporate, Natural Gas Distribution and Reliant Energy Latin America segments. For additional information on the acquisition of UNA, see Note 4 to the Company's Interim Financial Statements and Note 2 to the Reliant Energy 10-K Notes.

         For an explanation of changes in operating income for the third quarter 2000 versus 1999, see the discussion below of operating income (loss) by segment.

         Other income increased by $25 million during the third quarter of 2000 compared to the same period in 1999 primarily due to increased earnings from unconsolidated subsidiaries of the Wholesale Energy segment.

         The Company incurred interest expense and other charges of $200 million and $131 million for the third quarters of 2000 and 1999, respectively. The 2000 increase was a result of increased levels of both short-term borrowings and long-term debt in the third quarter of 2000 compared to the same period in 1999. The increase in debt levels was associated with borrowings to fund the purchase obligation for the acquisition of UNA in the fourth quarter of 1999 and the first quarter of 2000, the acquisition of the REMA entities in the second quarter of 2000, and other acquisitions and capital expenditures.

         The effective tax rate for the third quarter of 2000 and 1999 was 37% and 35%, respectively.

         Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

         The Company reported consolidated net income of $746 million ($2.62 per basic share) and $1,555 million ($5.45 per basic share) for the first nine months of 2000 and 1999, respectively. The 2000 results included an extraordinary gain of $7 million related to the early extinguishment of long-term debt. The 1999 results included an aggregate $1,166 million after-tax, non-cash, unrealized accounting gain on its indexed debt securities and its Time Warner investment and a $114 million after-tax loss resulting from the effect of the devaluation of the Brazilian real on equity earnings of the Company's Brazilian investments.

         The Company's consolidated net income, after adjusting to eliminate the extraordinary and unusual charges described above, was $738 million
($2.59 per basic share) for the first nine months of 2000 compared to $504 million ($1.77 per basic share) for the first nine months of 1999. The $234 million increase was primarily due to increased earnings from the Wholesale Energy and the Electric Operations segments and additional earnings from the Reliant Energy Europe segment, which was established in the fourth quarter of 1999, offset by lower earnings in 2000 versus 1999 from the Natural Gas Distribution segment and the Reliant Energy Latin America segment and increased losses from the Corporate segment.

         For an explanation of changes in operating income for the first nine months of 2000 versus 1999, see the discussion below of operating income (loss) by segment.

         Other income increased by approximately $48 million during the first nine months of 2000 compared to the same period in 1999 primarily due to increased earnings from unconsolidated subsidiaries of $33 million, the pre-tax gain on the sale of the Company's investment in one of its development stage, non-rate regulated electric generation project companies of $15 million, interest income on an IRS refund received in February 2000 of $26 million and distributions from corporate venture capital investments. The increase in other income was partially offset by an impairment loss of $27 million on marketable equity securities classified as "available for sale" recorded in the second and third quarters of 2000.

         The Company incurred interest expense and other charges of $577 million and $407 million for the first nine months of 2000 and 1999, respectively. The increase was primarily a result of increased levels of both short-term borrowings and long-term debt in the first nine months of 2000 compared to 1999. Increased debt levels were associated in part with borrowings to fund the purchase obligation for the acquisition of UNA in the fourth quarter of 1999 and the first quarter of 2000, the acquisition of the REMA entities in the second quarter of 2000, other acquisitions and capital expenditures.

         The effective tax rate for the first nine months of 2000 and 1999 was 35% and 36%, respectively.

         The table below shows operating income (loss) by segment:

                               THREE MONTHS ENDED SEPTEMBER 30,     NINE MONTHS ENDED SEPTEMBER 30,
                               --------------------------------     -------------------------------
                                     2000           1999                  2000           1999
                                   -------        -------               -------        -------
                                                          (IN MILLIONS)
Electric Operations ...........    $   500        $   442               $ 1,027        $   837
Wholesale Energy ..............        319             43                   481             53
Natural Gas Distribution ......        (15)            (5)                   82            101
Interstate Pipelines ..........         28             29                    84             84
Reliant Energy Europe(1) ......         15             --                    72             --
Reliant Energy Latin America...         --             10                   (16)           (53)
Corporate .....................        (70)           (25)                 (112)           (49)
                                   -------        -------               -------        -------
      Total Consolidated ......    $   777        $   494               $ 1,618        $   973
                                   =======        =======               =======        =======

--------------

(1) Reliant Energy Europe does not have comparative 1999 results because it was established in the fourth quarter of 1999.

ELECTRIC OPERATIONS

         Electric Operations conducts operations under the name Reliant Energy HL&P. Electric Operations provides electric generation, transmission, distribution and sales to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, the nation's fourth largest city.

         In June 1999, the Texas legislature adopted the Legislation which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition beginning on January 1, 2002.

Prior to the adoption of the Legislation, Electric Operations' earnings were capped at an agreed overall rate of return formula on a calendar year basis as part of the Transition Plan approved by the PUC effective January 1, 1998. As a result of the Transition Plan, any earnings prior to the Legislation above the maximum allowed return cap on invested capital were offset by additional depreciation of Electric Operations' electric generation assets. For more information regarding the Legislation, see Note 3 of the Company's Interim Financial Statements and Note 3 of the Reliant Energy 10-K Notes.

                                                                      ELECTRIC OPERATIONS SEGMENT
                                                   ------------------------------------------------------------------
                                                   THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                                   -------------------------------     ------------------------------
                                                     2000                  1999          2000                   1999
                                                   -------               -------       -------                -------
                                                                             (IN MILLIONS)
Operating Revenues:
  Base Revenues ............................       $ 1,041               $   974       $ 2,477                $ 2,330
  Reconcilable Fuel Revenues ...............           786                   522         1,718                  1,183
                                                   -------               -------       -------                -------
    Total Operating Revenues ...............         1,827                 1,496         4,195                  3,513
                                                   -------               -------       -------                -------
Operating Expenses:
  Fuel and Purchased Power .................           804                   536         1,763                  1,224
  Operation and Maintenance ................           230                   214           696                    640
  Depreciation and Amortization ............           177                   202           420                    541
  Other Operating Expenses .................           116                   102           289                    271
                                                   -------               -------       -------                -------
    Total Operating Expenses ...............         1,327                 1,054         3,168                  2,676
                                                   -------               -------       -------                -------
Operating Income ...........................       $   500               $   442       $ 1,027                $   837
                                                   =======               =======       =======                =======

Electric Sales Including Unbilled (MMWh(1)):
  Residential ..............................         8,534                 7,744        17,967                 16,895
  Commercial ...............................         5,291                 4,982        13,526                 12,790
  Industrial ...............................         6,847                 6,782        21,132                 19,584
  Industrial - Interruptible ...............         1,550                 1,817         4,232                  4,420
  Other ....................................           381                   551         1,407                  2,220
                                                   -------               -------       -------                -------
  Total Sales Including Unbilled ...........        22,603                21,876        58,264                 55,909
                                                   -------               -------       -------                -------
Average Cost of Fuel (Cents/MMBtu(2)).......         288.8                 201.0         254.1                  190.8

-------------

(1)      Million Megawatt hours
(2)      Million British thermal units

         2000 versus 1999

         Electric Operations' operating income for the third quarter and first nine months of 2000 increased $58 million and $190 million, respectively. For both periods, the primary contributors to the increase in operating income were strong customer growth, decreased depreciation expense and increased customer demand.

         Electric Operations' base revenues increased $67 million and $147 million for the third quarter and first nine months of 2000 due to both customer growth and increased customer demand.

         Reconcilable fuel revenues and fuel and purchased power expenses for the third quarter and the first nine months of 2000 increased as a result of the higher cost of natural gas ($4.40 and $2.64 per MMBtu in the third quarters of 2000 and 1999, respectively, and $3.71 and $2.41 per MMBtu for the first nine months of 2000 and 1999, respectively), higher costs per unit for purchased power ($47.29 and $44.53 per megawatt hour (MWH) in the third quarter of 2000 and 1999, respectively, and $39.05 and $27.29 MWH for the first nine months of 2000 and 1999, respectively) and higher volumes due to customer growth and increased demand, which led to increased production.

         Operation and maintenance expenses and other operating expenses for the third quarter and first nine months of 2000 increased by $30 million and $74 million, respectively when compared to the same periods in 1999. The increases in both periods were largely due to higher state franchise taxes and increased transmission costs.

         Depreciation and amortization expense in the third quarter and first nine months of 2000 decreased $25 million and $121 million, respectively. For information regarding items that affect depreciation and amortization expense of Electric Operations pursuant to the Legislation and the Transition Plan, see
Note 5 of the Company's Interim Financial Statements.

WHOLESALE ENERGY

         Wholesale Energy's activities include (a) the acquisition, development and operation of domestic non-rate regulated power generation facilities, (b) the sale of energy, capacity and ancillary services from those facilities, (c) wholesale energy trading, marketing and risk management activities in North America and (d) domestic natural gas gathering activities.

         For information regarding the Wholesale Energy sale-leaseback transactions, see Note 4 to the Interim Financial Statements.

         The Company believes its energy trading, marketing and risk management activities (trading and marketing) complement Wholesale Energy's strategy of acquiring, developing and operating non-rate regulated generation assets in key domestic markets. Trading and marketing purchases fuel to supply existing generation assets, sells the electricity produced by these assets, and manages the day-to-day trading and dispatch associated with these portfolios. As a result, the Company has made, and expects to continue to make, significant investments in developing the trading and marketing infrastructure including software, trading and risk control resources.

                                                                       WHOLESALE ENERGY SEGMENT
                                                    -----------------------------------------------------------------
                                                    THREE MONTHS ENDED SEPTEMBER 30,  NINE MONTHS ENDED SEPTEMBER 30,
                                                    -------------------------------- --------------------------------
                                                         2000             1999            2000            1999
                                                    ----------------  -------------- ---------------  ---------------
                                                                             (IN MILLIONS)
Operating Revenues...............................   $          6,776  $        2,908  $       12,411  $         5,854
Operating Expenses:
  Natural Gas....................................              2,727             945           6,089            2,703
  Purchased Power................................              3,575           1,861           5,506            2,936
  Operation and Maintenance......................                104              52             251              139
  Depreciation and Amortization..................                 47               6              74               18
  Other Operating Expenses.......................                  4               1              10                5
                                                    ----------------  --------------  --------------  ---------------
    Total Operating Expenses.....................              6,457           2,865          11,930            5,801
                                                    ----------------  --------------  --------------  ---------------
Operating Income.................................   $            319  $           43  $          481  $            53
                                                    ================  ==============  ==============  ===============

Operations Data:
Natural Gas (in Bcf(1)):
  Sales .........................................                645             433           1,769            1,317
  Gathering......................................                 72              69             213              198
                                                    ----------------  --------------  --------------  ---------------
    Total........................................                717             502           1,982            1,515
                                                    ================  ==============  ==============  ===============
Electricity (MMWh):
  Wholesale Power Sales..........................             68,614          43,856         133,095           77,624
                                                    ================  ==============  ==============  ===============

-----------------

(1)      Billion cubic feet.

         2000 versus 1999

         Wholesale Energy's operating income increased $276 million and $428 million for the third quarter and first nine months of 2000, respectively, primarily due to the expansion of commercial operations and trading in key U.S. wholesale regions (Mid-Atlantic, Florida, Southwest, and Mid-Continent) and unique seasonal dynamics in the Western markets resulting in higher energy sales and prices. Increased operating margins were partially offset by higher operating expenses to support the infrastructure of the expanding business.

         Wholesale Energy's operating revenues increased $3.9 billion and $6.6 billion for the third quarter and first nine months of 2000, respectively. These increases were primarily due to increases in gas and power sales volumes and commodity prices. Wholesale Energy's purchased natural gas costs increased $1.8 billion and $3.4 billion in the third quarter and first nine months of 2000, respectively, largely due to a higher average cost of gas and increased gas sales volume. Wholesale Energy's purchased power expense increased $1.7 billion and $2.6 billion in the third quarter and first nine months of 2000, respectively, primarily due to higher power sales volumes and higher average cost of power. Operation and maintenance expenses for Wholesale Energy increased $52 million and $112 million in the third quarter and first nine months of 2000, respectively, primarily due to costs associated with the maintenance of facilities acquired or placed into commercial operations after the third quarter of 1999, increased costs associated with developing new power generation projects and higher staffing levels to support increased sales and expanded marketing efforts. Depreciation and amortization expense for the third quarter and first nine months of 2000 increased as a result of the acquisition of REMA and other generating facilities.

NATURAL GAS DISTRIBUTION

         Natural Gas Distribution's operations consist of intrastate natural gas sales to, and transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas.

                                                                   NATURAL GAS DISTRIBUTION SEGMENT
                                                    -------------------------------------------------------------------
                                                     THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    ---------------------------------   -------------------------------
                                                         2000             1999               2000            1999
                                                    ---------------- ---------------    --------------- ---------------
                                                                             (IN MILLIONS)
Operating Revenues..................................$         772    $         501      $       2,407   $       1,781
Operating Expenses:
  Natural Gas.......................................          606              346              1,785           1,189
  Operation and Maintenance.........................          124              108                363             326
  Depreciation and Amortization.....................           37               34                110              99
  Other Operating Expenses..........................           20               18                 67              66
                                                    ---------------- ---------------    --------------- ---------------
    Total Operating Expenses........................          787              506              2,325           1,680
                                                    ---------------- ---------------    --------------- ---------------
Operating Income (Loss).............................$         (15)   $          (5)     $          82   $         101
                                                    ================ ===============    =============== ===============

Throughput Data (in Bcf):
  Residential and Commercial Sales..................           34               33                200             199
  Industrial Sales..................................           12               13                 38              40
  Transportation....................................           11               10                 37              34
  Retail Major Account Sales........................          102               73                280             231
                                                    ---------------- ---------------    --------------- ---------------
    Total Throughput................................          159              129                555             504
                                                    ================ ===============    =============== ===============

         2000 versus 1999

         Natural Gas Distribution's operating results decreased for the third quarter and first nine months of 2000 by $10 million and $19 million, respectively. Increases in revenues and natural gas expense for the third quarter and first nine months of 2000 were due primarily to the increase in the price of natural gas. In addition, operating revenues for the first nine months of 2000 included a $12 million gain from the effect of a financial hedge of Natural Gas Distribution earnings against unseasonably warm weather during peak gas heating months. The weather hedge expired in March 2000. For both periods, slightly increased operating margins (revenues less fuel costs) in 2000 were offset by higher operating expenses and higher depreciation expense in 2000. Operating expenses for both periods in 2000 increased primarily as a result of increased information system-related costs, employee benefit costs, depreciation expense and general and administrative expenses.

INTERSTATE PIPELINES

         Interstate Pipelines provides interstate gas transportation and related services.

                                                                     INTERSTATE PIPELINES SEGMENT
                                                    ------------------------------------------------------------------
                                                    THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                                    --------------------------------   -------------------------------
                                                         2000             1999              2000            1999
                                                    ---------------- ---------------   --------------- ---------------
                                                                             (IN MILLIONS)
Operating Revenues..................................$          71    $          70     $         224   $         202
Operating Expenses:
  Natural Gas.......................................           10                9                37              21
  Operation and Maintenance.........................           17               15                54              48
  Depreciation and Amortization.....................           13               13                38              37
  Other Operating Expenses..........................            3                4                11              12
                                                    ---------------- ---------------   --------------- ---------------
    Total Operating Expenses........................           43               41               140             118
                                                    ---------------- ---------------   --------------- ---------------
Operating Income....................................$          28    $          29     $          84   $          84
                                                    ================ ===============   =============== ===============
Throughput Data (in MMBtu):
  Natural Gas Sales.................................            4                4                11              11
  Transportation....................................          181              202               653             637
    Elimination(1)..................................           (3)              (5)               (9)            (11)
                                                    ---------------- ---------------   --------------- ---------------
Total Throughput....................................          182              201               655             637
                                                    ---------------- ---------------   --------------- ---------------

-------------

(1)      Elimination of volumes both transported and sold.

         Interstate Pipelines' operating income for the third quarter and the first nine months of 2000 remained relatively consistent with those same periods in 1999. For the nine-month period, slight increases in operating margins in 2000 were offset by slight increases in operating expenses in 2000.

RELIANT ENERGY EUROPE

         The Company established its Reliant Energy Europe business segment in the fourth quarter of 1999 with the acquisition of UNA. For additional information regarding the acquisition of UNA, see Note 4 of the Company's Interim Financial Statements and Note 2 of the Reliant Energy 10-K Notes. Reliant Energy Europe owns, operates and sells power from generation facilities in the Netherlands and participates in the wholesale energy trading and marketing industry in the Netherlands and Western Europe.


                                                 RELIANT ENERGY EUROPE SEGMENT
                                           ----------------------------------------
                                           THREE MONTHS ENDED       NINE MONTHS
                                              SEPTEMBER 30,      ENDED SEPTEMBER 30,
                                           ------------------    -------------------
                                                  2000                 2000
                                           ------------------    -------------------
                                                        (IN MILLIONS)
Operating Revenues ......................         $129                 $415
Operating Expenses:
   Fuel and Purchased Power .............           68                  199
   Operation and Maintenance and Other ..           31                   90
   Depreciation and Amortization ........           15                   54
                                                  ----                 ----
     Total Operating Expenses ...........          114                  343
                                                  ----                 ----
Operating Income ........................         $ 15                 $ 72
                                                  ====                 ====


         UNA, the other large unaffiliated Dutch generating companies and the Dutch distribution companies currently operate under various agreements which regulate, among other things, the rates UNA may charge for generation output. Under the Cooperative Agreement (OvS Agreement), UNA and the other Dutch generators agree to sell their generating output to a national production pool in exchange for a standardized remuneration. This remuneration includes fuel cost, capital cost and the cost of operations and maintenance expenses. UNA operates under the protocol (Protocol), an agreement under which the generators agree to provide capacity and energy to distributors for a total payment of NLG 3.4 billion (approximately $1.4 billion U.S. dollars) annually over the period 1997 through 2000, plus compensation of actual fuel costs. The OvS Agreement will substantially expire by the beginning of 2001. The Protocol, which was entered into in order to facilitate the transition from a regulated energy market into an unregulated energy market, will also substantially expire by the beginning of 2001.

         Beginning in 2001, UNA will begin operating in a deregulated market. Consistent with the Company's expectations upon the acquisition of UNA, the Company anticipates that UNA will experience a significant decline in revenues in 2001 attributable to the deregulation of that market and the termination of the Protocol. Under a 1998 Dutch tax law relating to the Dutch electricity industry, UNA qualifies for a zero percent tax rate through December 31, 2001. This tax holiday applies only to the Dutch income earned by UNA. Beginning January 1, 2002, UNA will be subject to Dutch corporate income tax at standard statutory rates which are currently 35%.

         For additional information on these and other factors that may affect the future results of operations of Reliant Energy Europe, see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Reliant Energy and subsidiaries -- Certain Factors Affecting Future Earnings of the Company -- Competition -- Reliant Energy Europe Operations" and -- "Entry into the European Market" in the Reliant Energy Form 10-K, which information is incorporated herein by reference.

RELIANT ENERGY LATIN AMERICA

         Reliant Energy Latin America participated in the privatization of generation and distribution facilities and independent power projects primarily in Latin America.

         Reliant Energy continues to pursue its previously announced strategy to divest its interests in its Latin American investments in order to pursue business opportunities that are more in line with its strategies for the United States and Western Europe.

         For information regarding the divestiture of Reliant Energy Latin America's investments in El Salvador, Brazil and Colombia, see Note 13 to the Interim Financial Statements. The divestiture of these investments represent almost all of Reliant Energy Latin America's investments. After the completion of the transactions discussed above, Reliant Energy Latin America's remaining investments will include a wholly owned cogeneration facility and a distribution company both located in Argentina, and a coke calcining plant in India. The combined book value of these three investments as of September 30, 2000 was $155 million.

                                                      RELIANT ENERGY LATIN AMERICA SEGMENT
                                      ------------------------------------------------------------------
                                      THREE MONTHS ENDED SEPTEMBER 30,   NINE MONTHS ENDED SEPTEMBER 30,
                                      --------------------------------   -------------------------------
                                              2000        1999                  2000        1999
                                              ----        ----                  ----        ----
                                                                (IN MILLIONS)
Operating Revenues ...............            $ 20        $ 34                  $ 51        $ 26
Operating Expenses:
  Fuel ...........................               8          11                    30          36
  Operation and Maintenance ......              11          12                    31          40
  Depreciation and Amortization ..               1           1                     6           3

    Total Operating Expenses .....              20          24                    67          79
                                              ----        ----                  ----        ----
Operating Income (Loss) ..........            $ --        $ 10                  $(16)       $(53)
                                              ====        ====                  ====        ====


2000 versus 1999

         Reliant Energy Latin America had a decrease in operating income of $10 million for the third quarter of 2000 and a decrease in operating loss of $37 million for the first nine months of 2000. The third quarter and first nine months operating results for 1999 included after-tax charges of $19 million and $114 million, respectively, related to the Company's share of foreign exchange losses incurred by its Brazilian affiliates in connection with non-local currency denominated borrowings. These devaluation losses were a result of the Brazilian government's January 1999 decision to allow the Brazilian real to float against other foreign currencies. Excluding the losses related to the real devaluation in 1999, operating income decreased by $29 million and $77 million for the third quarter and first nine months of 2000, respectively. Decreased earnings from equity investments in Brazil and Colombia were the primary cause of reduced earnings in both periods.

CORPORATE

         Corporate includes the operations of certain non-rate regulated retail electric and gas services businesses, a communications business which offers enhanced data, voice and other services to customers in Texas, an eBusiness group, venture capital operations, certain real estate holdings and unallocated corporate costs.

         Corporate had operating losses of $70 million and $112 million for the third quarter and first nine months of 2000, respectively, compared to operating losses of $25 million and $49 million for the same periods of 1999, respectively. The decline for both periods was primarily due to costs associated with exiting certain retail gas markets, increased franchise taxes and unregulated electric retail business, eBusiness and communication business startup costs. The startup costs of the unregulated electric retail business were primarily a result of increased operating expenses due to additional staffing, increased marketing support and other expenditures to prepare for entrance into the deregulated electricity market in Texas beginning January 2002. Management expects to continue to make substantial capital investments in its unregulated electric retail, eBusiness and communications businesses to fulfill its overall business strategy.



                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS

CALIFORNIA MARKET PRICING CAPS

         The California market is currently experiencing shortages of generation capacity at peak periods. As a result, it is highly dependent on imports from both the Pacific Northwest and the Desert Southwest. Because of this heavy dependence on imported power and the slow pace of new plant construction, the California market experienced dramatically higher prices for electricity during the summer of 2000. The California independent system operator (Cal ISO), which has authority to establish buyer's caps that limit the price a buyer pays for power, reduced the buyer's cap in the spot market during the summer of 2000 from $750 per MWh to $250 per MWh. In addition to selling to the California power exchange (Cal PX) and in the Cal ISO markets, the Company sells its output in negotiated transactions to customers. Prices for negotiated contracts may also be affected by the buyer's caps prevailing in the Cal ISO markets.

         The continued use of buyer's caps in the California marketplace, as well as other market restructuring alternatives, is currently under review by the Federal Energy Regulatory Commission (FERC), Cal ISO, Cal PX, the

California Public Utility Commission (CPUC) and other state legislative and regulatory agencies. On November 1, 2000, the FERC released findings which found no specific exercises of market power existed in California's electricity marketplace. The report recommends a series of changes to be taken to reform the market structure of California. The FERC's findings, as well as a draft report by the Cal PX, conclude that the CPUC must address hurdles in the contracting and siting of generation, as well as the need for additional demand responsiveness in California.

         The Company cannot predict what effect this California experience and these reviews will have on the pace of deregulation in other parts of the country. Moreover, existing regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to the Company or its facilities, and future changes in laws and regulations may have a detrimental effect on the Company's business. In some markets which have been restructured, governmental agencies and other interested parties may attempt to re-regulate areas of the Company's business which have previously been deregulated.

GENERAL

         For information on other developments, factors and trends that may have an impact on the Company's future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations of Reliant Energy and subsidiaries -- Certain Factors Affecting Future Earnings of the Company" in the Reliant Energy Form 10-K, which is incorporated herein by reference. For information regarding proposed tariffs filed by Reliant Energy HL&P relating to its transmission and distribution operations, see Note 3 of the Company's Interim Financial Statements. For additional information regarding the filing of an amended business separation plan with the PUC, see Note 2 of the Company's Interim Financial Statements.


                              FINANCIAL CONDITION

         The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2000 and 1999:

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                               -------------------------------------
                                                                                      2000              1999
                                                                               -------------------------------------
                                                                                          (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................................................   $            952   $          1,126
   Investing activities.....................................................             (3,178)            (1,307)
   Financing activities.....................................................              2,374                641

         Net cash provided by operating activities in the nine months ended September 30, 2000 decreased $174 million compared to the same period in 1999 primarily due to an increase in fuel cost under-recovery, offset by (a) a $78 million federal tax refund received in the first quarter of 2000, (b) increased sales at Electric Operations due to customer growth and increased customer demand, (c) improved operating results of Wholesale Energy's Western market operations and (d) incremental cash flows provided by UNA (acquired in the fourth quarter of 1999) and REMA (acquired in the second quarter of 2000).

         Net cash used in investing activities increased $1.9 billion in the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to the funding of the remaining purchase obligation for UNA for $982 million on March 1, 2000, and the purchase of the REMA Mid-Atlantic generating facilities for $2.1 billion on May 12, 2000, as well as increased capital expenditures related to the construction of domestic non-rate regulated power generation projects by Wholesale Energy. Proceeds from the sale-leaseback transactions of REMA generating assets, the sale of debt securities by UNA and foreign currency exchange contracts, partially offset these increases.

         Cash flows provided by financing activities increased $1.7 billion in the nine months ended September 30, 2000 compared to the same period in 1999 primarily due to an increase in cash received from short and long-term borrowings. An increase in payments of long-term debt during the first nine months of 2000 partially offset the increase. The Company utilized the net borrowings incurred during the first nine months of 2000 to fund the remaining UNA purchase obligation, to fund the acquisition of the REMA Mid-Atlantic generating facilities, to support increased capital expenditures by Wholesale Energy and for general corporate purposes, including the repayment of indebtedness. The Company obtained the funds for the remaining UNA purchase obligation on March 1, 2000, in part from a Euro 600 million (approximately $584 million) term loan facility which expires in March 2003 and through short-term borrowings and excess operating cash flows. Funds for the acquisition of the operations held by REMA were made available through issuances of commercial paper supported by two bank facilities, one in the amount of $1.0 billion and one in the amount of $1.15 billion. The $1.0 billion facility was repaid with the proceeds from the REMA sale-leaseback transactions and was terminated in August 2000.

FUTURE SOURCES AND USES OF CASH FLOWS

         Credit Facilities. As of September 30, 2000, the Company had credit facilities, including the facilities of RERC, several financing subsidiaries, UNA and Reliant Energy International, which provided for an aggregate of $7.1 billion in committed credit (including the Euro 600 million facility discussed above). As of September 30, 2000, $6.1 billion was outstanding under these facilities, including commercial paper of $4.1 billion and letters of credit of $448 million. Unused credit facilities totaled $1 billion as of September 30, 2000.

         Shelf Registrations. As of September 30, 2000, the Company had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of its preferred stock, $580 million aggregate principal amount of its debt securities and $125 million of trust preferred securities and related junior subordinated debt securities. In addition, the Company has a shelf registration for 15 million shares of common stock, which would have been worth approximately $698 million as of September 30, 2000 based on the closing price of the common stock as of such date.

         Securitization. On May 31, 2000, Reliant Energy HL&P received a financing order from the PUC authorizing the issuance of transition bonds relating to Reliant Energy HL&P's generation-related regulatory assets by a special purpose entity organized by the Company, pursuant to the Legislation. The financing order authorizes the issuance of transition bonds in an amount not to exceed $740 million plus actual up-front qualified costs. The offering and sale of the transition bonds will be registered under the Securities Act of 1933 and are expected to be consummated in 2001.

         Reliant Energy Latin America Divestitures. The Company expects to receive an aggregate of approximately $800 million in after-tax proceeds from the sale of certain investments held by the Reliant Energy Latin American segment. See Note 13 to the Company's Interim Financial Statements for further information.

         Fuel Filing. As of September 2000, Reliant Energy HL&P was under-collected on fuel recovery by approximately $526 million. In two separate filings with the PUC, Reliant Energy HL&P has filed to implement a fuel surcharge to collect the under recovery of fuel expenses, as well as to adjust the fuel factor to compensate for significant increases in the price of natural gas. The first petition was filed on June 9, 2000 and covered activity through the first quarter of 2000. On August 1, 2000, a unanimous settlement was filed with the State Office of Administrative Hearings (SOAH) based on the under-recovery amount as of June 30, 2000, which was approximately $278 million. On August 7, 2000, the Administrative Law Judge (ALJ) with SOAH approved a surcharge and increased fuel factor on an interim basis, thereby allowing Reliant Energy HL&P to apply the surcharge and revised fuel factor to the September 2000 billing month (which began on August 18, 2000). The PUC approved the settlement at its August 24, 2000 open meeting.

         As the cost of natural gas continued to increase substantially after the June 9, 2000 filing, the under-collection on fuel recovery increased to $526 million as of September 30, 2000, necessitating a second petition, which was filed on October 2, 2000. The second petition requested a surcharge beginning with the December 2000 billing month (on or about November 16, 2000) through December 2001, and a revised fuel factor beginning with the December 2000 billing month. On October 11, 2000, the ALJ approved the proposed surcharge and revised fuel factor of the second petition on an interim basis. On November 2, 2000, a non-unanimous unopposed settlement was filed with SOAH to put the surcharge and revised factor into place beginning with the December 2000 billing month. It is expected the PUC will rule on this settlement at its December 13, 2000 open meeting.

         Indemnification of UNA Stranded Costs. In connection with the acquisition of UNA, the selling shareholders of UNA agreed to indemnify UNA for some specified stranded costs in an amount not to exceed NLG

1.4 billion ($560 million based on a September 30, 2000 exchange rate of 2.50
NLG). This amount may be increased in some circumstances at our option up to NLG 1.9 billion ($760 million). Of the total consideration the Company paid for the shares of UNA, NLG 900 million ($360 million) has been placed in an escrow account to secure these indemnity obligations. The Company believes that the indemnity provision will be sufficient to cover UNA's ultimate share of any stranded cost obligation. This belief is based on numerous assumptions regarding the ultimate outcome and timing of the resolution of the stranded cost issue, the former shareholders' timely performance of their obligations under the indemnity arrangement, and the amount of stranded costs, which at present is not determinable. Resolution of stranded costs for the Netherlands is currently being addressed in the Dutch parliament. The outcome of this legislation is currently unknown.

         Acquisition of Mid-Atlantic Assets. On May 12, 2000, the Company completed the acquisition of the Mid-Atlantic assets from Sithe Energies, Inc. for an aggregate purchase price of $2.1 billion. The acquisition was financed through commercial paper borrowings supported by two credit facilities. In August 2000, the Company sold to, and leased back from, each of the three owner-lessors in separate lease transactions, its respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations. For further discussion of these lease transactions, see Note 4 to the Interim Financial Statements. As consideration for the sale of the Company's interest in each of the facilities, the Company received a total of $1.0 billion in cash that was used to repay $1.0 billion in commercial paper. The Company will continue to make lease payments through 2029. The lease terms expire in 2034. Cash lease payments are scheduled as follows (in millions):


         November 1, 2000 to December 31, 2000.....       $    1
         2001 .....................................          259
         2002 .....................................          137
         2003 .....................................           77
         2004 .....................................           84
         2005 and beyond ..........................        1,262
                                                          ------
                                                          $1,820
                                                          ======


         Electric Generating Projects. As of September 30, 2000, the Company had five generating facilities under construction. Total estimated costs of constructing these facilities are $1.5 billion. As of September 30, 2000, the Company had incurred $864 million of the total projected costs of these projects. The Company expects to spend $208 million during the remainder of 2000 on these projects. In addition, as of September 30, 2000, the Company had $223 million in commitments to purchase combustion turbines that are associated with projects not currently under construction.

         Other Sources/Uses of Cash. The liquidity and capital requirements of the Company are affected primarily by capital expenditures, debt service requirements and varied working capital needs associated with trading, marketing and risk management activities. The Company expects to continue to participate as a bidder in future acquisitions of independent power projects and privatizations of generation facilities. The Company expects any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from debt and equity offerings, project financings and other borrowings. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. The Company believes that its current level of cash and borrowing capability, along with future cash flows from operations, are sufficient to meet the existing operational needs of its businesses.

                             NEW ACCOUNTING ISSUES

         Effective January 1, 2001, the Company is required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. In addition, in June 2000, the Financial Accounting Standards Board issued an amendment that narrows the applicability of the pronouncement to some purchase and sales contracts and allows hedge accounting for some other specific hedging relationships. The Company is in the process of determining the effect of adoption of SFAS No. 133 on its consolidated financial statements. The Company is unable to provide an estimate or range of estimates of the effect of adoption at this time, because the derivatives implementation group (DIG) continues to address issues affecting the power industry which may have a significant impact on our implementation. Further guidance on these issues is expected from the mid-December 2000 meeting of the DIG.

         Staff Accounting Bulletin 101, "Revenue Recognition" (SAB No. 101), was issued by the SEC on December 3, 1999. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. On June 26, 2000, the SEC staff announced that it is delaying the required implementation date for SAB No. 101 no later than a registrants fourth fiscal quarter of their fiscal year beginning after December 15, 1999. The Company believes the adoption of SAB No. 101 will not have a material effect on its results of operations.


                          QUANTITATIVE AND QUALITATIVE
                  DISCLOSURES ABOUT MARKET RISK OF THE COMPANY

         The Company has financial instruments that involve various market risks and uncertainties. For information regarding the Company's exposure to risks associated with interest rates, equity market prices, foreign currency exchange rate risk and energy commodity prices, see Item 7A of the Reliant Energy Form 10-K, which is incorporated herein by reference. These risks have not materially changed from the market risks disclosed in the Reliant Energy Form 10-K.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                                     ----------------------------    ----------------------------
                                                         2000            1999            2000            1999
                                                     ------------    ------------    ------------    ------------
REVENUES .........................................   $  7,272,857    $  3,446,925    $ 14,381,921    $  7,705,879
                                                     ------------    ------------    ------------    ------------

EXPENSES:
  Natural gas and purchased power ................      6,975,995       3,172,585      13,419,478       6,797,015
  Operation and maintenance ......................        212,830         175,422         554,634         458,797
  Depreciation and amortization ..................         58,582          50,045         164,068         148,159
  Taxes other than income taxes ..................         24,491          21,145          80,147          79,054
                                                     ------------    ------------    ------------    ------------
      Total ......................................      7,271,898       3,419,197      14,218,327       7,483,025
                                                     ------------    ------------    ------------    ------------

OPERATING INCOME .................................            959          27,728         163,594         222,854
                                                     ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense, net ..........................        (38,951)        (30,378)       (100,108)        (90,231)
  Distribution on trust preferred securities .....             (7)            (64)            (22)           (261)
  Other, net .....................................          5,544           1,846          (7,584)          8,604
                                                     ------------    ------------    ------------    ------------
      Total ......................................        (33,414)        (28,596)       (107,714)        (81,888)
                                                     ------------    ------------    ------------    ------------

(LOSS) INCOME BEFORE INCOME TAXES ................        (32,455)           (868)         55,880         140,966

Income Tax (Benefit) Expense .....................         (5,577)          5,664          41,119          70,569
                                                     ------------    ------------    ------------    ------------

NET (LOSS) INCOME ................................   $    (26,878)   $     (6,532)   $     14,761    $     70,397
                                                     ============    ============    ============    ============


                See Notes to RER's Interim Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                     ASSETS

                                                            SEPTEMBER 30,  DECEMBER 31,
                                                                2000           1999
                                                            ------------   ------------
CURRENT ASSETS:
  Cash and cash equivalents .............................   $     24,373   $     81,347
  Accounts and notes receivable, principally customer ...      1,585,371        980,560
  Unbilled revenue ......................................        117,115        150,961
  Materials and supplies, at average cost ...............         35,751         35,121
  Fuel, gas and petroleum products ......................        151,131         80,135
  Price risk management assets ..........................      1,917,680        722,429
  Prepayments and other current assets ..................        166,200         46,666
                                                            ------------   ------------
    Total current assets ................................      3,997,621      2,097,219
                                                            ------------   ------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment .........................      3,452,182      3,291,088
  Less accumulated depreciation and amortization ........        439,807        324,596
                                                            ------------   ------------
  Property, plant and equipment, net ....................      3,012,375      2,966,492
                                                            ------------   ------------

OTHER ASSETS:
  Goodwill, net .........................................      1,950,972      1,990,394
  Prepaid pension asset .................................        125,264        110,626
  Price risk management assets ..........................        615,883        173,590
  Other .................................................        229,037        186,437
                                                            ------------   ------------
    Total other assets ..................................      2,921,156      2,461,047
                                                            ------------   ------------

TOTAL ASSETS ............................................   $  9,931,152   $  7,524,758
                                                            ============   ============


                See Notes to RER's Interim Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                          CONSOLIDATED BALANCE SHEETS
                     (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   2000            1999
                                                               ------------    ------------
CURRENT LIABILITIES:
  Current portion of long-term debt ........................   $    168,890    $    223,451
  Short-term borrowings ....................................        635,000         534,584
  Accounts payable, principally trade ......................      1,252,450         776,546
  Accounts and notes payable - affiliated companies, net ...         44,973          95,601
  Interest accrued .........................................         31,970          27,965
  Taxes accrued ............................................         44,525          48,266
  Customer deposits ........................................         30,224          33,255
  Price risk management liabilities ........................      1,880,983         718,228
  Other ....................................................        245,934         119,111
                                                               ------------    ------------
        Total current liabilities ..........................      4,334,949       2,577,007
                                                               ------------    ------------

DEFERRED CREDITS AND OTHER LIABILITIES:
  Accumulated deferred income taxes ........................        559,463         532,725
  Payable under capacity lease agreement ...................         41,000          41,000
  Benefit obligations ......................................        141,257         161,144
  Price risk management liabilities ........................        592,658         142,305
  Other ....................................................        174,537         187,473
                                                               ------------    ------------
      Total deferred credits and other liabilities .........      1,508,915       1,064,647
                                                               ------------    ------------

LONG-TERM DEBT .............................................      1,393,602       1,220,631
                                                               ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
   PREFERRED SECURITIES OF SUBSIDIARY TRUST HOLDING
   SOLELY JUNIOR SUBORDINATED DEBENTURES OF RERC ...........            608             967
                                                               ------------    ------------

STOCKHOLDER'S EQUITY:
  Common stock .............................................              1               1
  Paid-in capital ..........................................      2,463,831       2,463,831
  Retained earnings ........................................        229,633         214,872
  Accumulated other comprehensive loss .....................           (387)        (17,198)
                                                               ------------    ------------
      Total stockholder's equity ...........................      2,693,078       2,661,506
                                                               ------------    ------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY ..............   $  9,931,152    $  7,524,758
                                                               ============    ============


                See Notes to RER's Interim Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                  (UNAUDITED)


                                                                      NINE MONTHS ENDED SEPTEMBER 30,
                                                                     --------------------------------
                                                                          2000              1999
                                                                     --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ....................................................   $       14,761    $       70,397
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization ...............................          164,068           148,159
     Deferred income taxes .......................................            9,093            46,356
     Impairment of marketable equity securities ..................           26,504                --
     Changes in other assets and liabilities:
       Accounts and notes receivable .............................         (570,965)          (91,492)
       Accounts receivable/payable, affiliates ...................           30,944            19,445
       Inventories ...............................................          (74,626)           11,917
       Other current assets ......................................         (116,534)           41,047
       Accounts payable ..........................................          475,904           134,226
       Interest and taxes accrued ................................              264           (59,665)
       Other current liabilities .................................          123,792            78,758
       Net price risk management assets ..........................          (24,436)            1,031
       Restricted deposits .......................................          (59,032)          (73,371)
       Other, net ................................................            2,138          (118,286)
                                                                     --------------    --------------
         Net cash (used in) provided by operating activities .....            1,875           208,522
                                                                     --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..........................................         (200,497)         (200,858)
   Other, net ....................................................              763            (7,950)
                                                                     --------------    --------------
         Net cash used in investing activities ...................         (199,734)         (208,808)
                                                                     --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ....................................         (200,000)         (212,042)
   Proceeds from long-term debt ..................................          322,400                --
   Proceeds from receivables facilities ..........................               --            50,000
   Increase in short-term borrowings, net ........................          100,416            34,200
   Decrease (increase) in notes with affiliates, net .............          (81,572)          181,684
   Other, net ....................................................             (359)          (10,625)
                                                                     --------------    --------------
         Net cash provided by financing activities ...............          140,885            43,217
                                                                     --------------    --------------

NET INCREASE/DECREASE IN CASH AND CASH EQUIVALENTS ...............          (56,974)           42,931
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD .............           81,347            26,576
                                                                     --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD ...................   $       24,373    $       69,507
                                                                     ==============    ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) .........................   $      101,165    $       93,493
   Income taxes ..................................................           54,328            66,095



                See Notes to RER's Interim Financial Statements

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

         RER's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in RERC's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to RERC's presentation of financial statements in the current year. These reclassifications do not affect earnings of RERC. RERC Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Reliant Energy Form 10-K and RERC Form 10-K for the year ended December 31, 1999 and the Reliant Energy First and Second Quarter 10-Q, and RERC First and Second Quarter 10-Q for the quarters ended March 31 and June 30, 2000, respectively.

         The following notes to the financial statements in the RERC Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

         Notes to Consolidated Financial Statements (RERC 10-K Notes): Note 1(c) (Regulatory Assets and Regulation), Note 2 (Derivative Financial Instruments) and Note 8 (Commitments and Contingencies).

         For information regarding environmental matters and legal proceedings, see Note 9.

(2)      SEPARATION FROM RELIANT ENERGY

         On August 9, 2000, Reliant Energy filed an amended business separation plan with the PUC under which it would divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses.

         As part of this separation, the trading and marketing operations of RER, as well as a company that holds an investment in marketable equity securities, will be transferred to the unregulated business. For additional information regarding Reliant Energy's amended business separation plan, see the Reliant Energy and RERC combined current report on Form 8-K dated July 27, 2000, which information is incorporated herein by reference. The amended business separation plan that was actually filed follows the proposed plan described in the Form 8-K except that the provision for the cash payment that the unregulated company was to receive from the regulated company in 2004 was deleted from the plan. The amended business separation plan is subject to PUC approval. The Company anticipates receiving a PUC approval during December 2000.

         On October 17, 2000, a wholly owned subsidiary of the Company, RRI, filed a registration statement on Form S-1 with the Securities and Exchange Commission for the initial public offering of approximately 20% of the RRI common stock.

(3)      DEPRECIATION AND AMORTIZATION

         RER's depreciation expense for the third quarter and first nine months of 2000 was $43 million and $118 million, respectively, compared to $35 million and $106 million for the same periods in 1999. Amortization expense, primarily relating to goodwill amortization, was $16 million and $46 million for the third quarter and first nine months of 2000 compared to $15 million and $42 million for the same periods in 1999.

(4)      LONG-TERM DEBT

         In July 2000, RERC issued $325 million of notes having an interest rate of 8.125% and a maturity date of July 15, 2005. RERC used the proceeds from the sale of the notes for general corporate purposes, including the repayment of $200 million of RERC's 7.5% notes that matured on August 1, 2000 and the repayment of a portion of its short-term indebtedness.

(5) RERC OBLIGATED MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RERC -- see
Note 10 (b) to the Company's Interim Financial Statements.

(6)      COMPREHENSIVE INCOME

         The following table summarizes the components of total comprehensive income.

                                                           FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                          ----------------------------    ---------------------------
                                                              2000            1999            2000           1999
                                                          ------------    ------------    ------------   ------------
                                                                                (IN MILLIONS)
Net (loss) income .....................................   $        (27)   $         (7)   $         15   $         70
Other comprehensive income:
  Unrealized loss on available for sale securities ....             (2)             (3)             --             (1)
  Plus: Reclassification adjustment for impairment
    loss on available for sale securities realized
    in net (loss) income ..............................              3              --              17             --
                                                          ------------    ------------    ------------   ------------
Comprehensive (loss) income ...........................   $        (26)   $        (10)   $         32   $         69
                                                          ============    ============    ============   ============

(7)      RELATED PARTY TRANSACTIONS

         Reliant Energy Services, Inc. supplies natural gas to, purchases electricity for resale from, and provides marketing and risk management services to unregulated power plants in deregulated markets. These power plants are owned and operated by Reliant Energy Power Generation, Inc. or its subsidiaries. For the three months ended September 30, 2000 and 1999, the sales and services to Reliant Energy and its affiliates totaled $268 million and $101 million, respectively. Purchases from Reliant Energy and its affiliates were $192 million and $75 million for the third quarter of 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the sales and services to Reliant Energy and its affiliates totaled $452 million and $143 million, respectively. Purchases from Reliant Energy and its affiliates were $318 million and $86 million for the nine months ended September 30, 2000 and 1999, respectively.

         Reliant Energy provides certain corporate services to RER which are allocated or directly billed to RER, including management support, financial and tax accounting, information system support, treasury support, legal services, regulatory support and other general services.

         Net advances to Reliant Energy and those subsidiaries not owned by RER included in accounts and notes payables-affiliated companies, totaled $20 million at September 30, 2000, compared to net borrowings from Reliant Energy and its subsidiaries of $62 million at December 31, 1999. Interest income/expense on such receivables/borrowings was nominal for the nine months ended September 30, 2000 and 1999. As of September 30, 2000 and December 31, 1999, net accounts payable to Reliant Energy and those subsidiaries not owned by RER were $65 million and $34 million, respectively.

(8)      REPORTABLE SEGMENTS

         Because RERC is a wholly owned subsidiary of Reliant Energy, RERC's determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Segment financial data includes information for Reliant Energy and RER on a combined basis, except for Electric Operations which has no RER operations and Reliant Energy Latin America, which has minimal RER operations. Reconciling items included under the caption "Elimination of Non-RER Operations" reduce the consolidated Reliant Energy amounts by those operations not conducted within the RER legal entity. Operations not owned or operated by RER, but included in segment information before elimination include primarily the operations and assets of Reliant Energy's non-rate regulated power generation business, Reliant Energy's Dutch power generation operation, Reliant Energy's investment in Time Warner securities and non-RER corporate expenses.

         Reliant Energy has identified the following reportable segments in which RER has operations: Wholesale Energy, Natural Gas Distribution, Interstate Pipelines, Reliant Energy Europe and Corporate. For descriptions of the financial reporting segments, see Note 9 of the RERC 10-K Notes. The following table summarizes financial data for the business segments:

                                                                                                 AS OF
                                                                                              SEPTEMBER 30,
                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000           2000
                                        -------------------------------------------------    --------------
                                                               NET
                                                           INTERSEGMENT
                                        REVENUES FROM        REVENUES         OPERATING          TOTAL
                                        NON-AFFILIATES      (EXPENSES)         INCOME            ASSETS
                                        --------------    --------------    -------------    --------------
                                                                   (IN MILLIONS)
Wholesale Energy ....................   $        6,673    $          103    $         319    $        7,405
Natural Gas Distribution ............              764                 8              (15)            3,508
Interstate Pipelines ................               29                42               28             2,028
Reliant Energy Europe(1) ............              129                --               15             2,672
Corporate ...........................               81                (1)             (70)            1,984
Reconciling Elimination .............               --              (152)              --              (645)
Elimination of Non-RER Operations ...             (403)               --             (276)           (7,021)
                                        --------------    --------------    -------------    --------------
Consolidated ........................   $        7,273    $           --    $           1    $        9,931
                                        ==============    ==============    =============    ==============


                                           FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                                        --------------------------------------------------
                                                                NET
                                                           INTERSEGMENT
                                        REVENUES FROM        REVENUES          OPERATING
                                        NON-AFFILIATES      (EXPENSES)          INCOME
                                        --------------    --------------    --------------
                                                           (IN MILLIONS)
Wholesale Energy ....................   $       12,087    $          324    $          481
Natural Gas Distribution ............            2,383                24                82
Interstate Pipelines ................               90               134                84
Reliant Energy Europe(1) ............              415                --                72
Corporate ...........................              300                --              (112)
Reconciling Elimination .............               --              (482)               --
Elimination of Non-RER Operations ...             (893)               --              (443)
                                        --------------    --------------    --------------
Consolidated ........................   $       14,382    $           --    $          164
                                        ==============    ==============    ==============

                                                                                                 AS OF
                                                                                              DECEMBER 31,
                                          FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999          1999
                                        -------------------------------------------------    --------------
                                                              NET
                                                          INTERSEGMENT
                                        REVENUES FROM       REVENUES         OPERATING           TOTAL
                                        NON-AFFILIATES     (EXPENSES)         INCOME             ASSETS
                                        --------------   --------------    --------------    --------------
                                                                  (IN MILLIONS)
Wholesale Energy ....................   $        2,847   $           61    $           43    $        3,085
Natural Gas Distribution ............              507               (6)               (5)            3,683
Interstate Pipelines ................               37               33                29             2,212
Reliant Energy Europe(1) ............               --               --                --             3,247
Corporate ...........................               26               20               (25)            4,349
Reconciling Elimination .............               --             (108)               --            (1,140)
Elimination of Non-RER Operations ...               30               --               (14)           (7,911)
                                        --------------   --------------    --------------    --------------
Consolidated ........................   $        3,447   $           --    $           28    $        7,525
                                        ==============   ==============    ==============    ==============

                                          FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999
                                        --------------------------------------------------
                                                                NET
                                                           INTERSEGMENT
                                        REVENUES FROM        REVENUES         OPERATING
                                        NON-AFFILIATES      (EXPENSES)         INCOME
                                        --------------    --------------    --------------
                                                          (IN MILLIONS)
Wholesale Energy ....................   $        5,692    $          162    $           53
Natural Gas Distribution ............            1,802               (21)              101
Interstate Pipelines ................               90               112                84
Corporate ...........................              125                55               (49)
Reconciling Elimination .............               --              (308)               --
Elimination of Non-RER Operations ...               (3)               --                34
                                        --------------    --------------    --------------
Consolidated ........................   $        7,706    $           --    $          223
                                        ==============    ==============    ==============


----------

(1)      Reliant Energy Europe was created in the fourth quarter of 1999.


(9)      ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS


         To the extent that potential environmental remediation costs are quantifiable within a range, RER establishes reserves equal to the most likely level of costs within the range and adjusts such accruals as better information becomes available. In determining the amount of the liability, RER does not discount future costs to their present value and does not offset the liability by the amount of expected insurance recoveries. If justified by circumstances within RER's business, subject to SFAS No. 71, RER records corresponding regulatory assets in anticipation of recovery through the rate making process.

         Manufactured Gas Plant Sites. Until 1960 RER and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota, formerly known as Minneapolis Gas Works (FMGW). RER has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RER is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RER believes that two were neither owned nor operated by RER; two were owned by RER at one time but were operated by others and are currently owned by others; and one site was previously owned and operated by RER but is currently owned by others. RER believes it has no liability with respect to the sites it neither owned nor operated.

         At September 30, 2000 and December 31, 1999, RER had accrued $18.2 million and $18.8 million, respectively, for remediation of the Minnesota sites. At September 30, 2000, RER estimated the range of possible remediation costs to be $10 million to $47 million. The low end of the range was determined based on only those sites presently owned or known to have been operated by RER, assuming use of RER's proposed remediation methods. The upper end of the range was determined based on the sites once owned by RER, whether or not operated by RER. The cost estimates of the FMGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

         Other Minnesota Matters. At September 30, 2000 and December 31, 1999, RER had recorded accruals of approximately $1.2 million (with a maximum estimated exposure of approximately $18 million) for other environmental matters for which remediation may be required.

         In its 1995 rate case, Reliant Energy Minnegasco was allowed to recover approximately $7 million annually for environmental remediation costs. In 1998, Reliant Energy Minnegasco received approval to reduce its annual recovery rate to zero. Remediation costs are subject to a true-up mechanism whereby any over or under recovered amounts, net of certain insurance recoveries, plus carrying charges, are deferred for recovery or refund in the next rate case. At both September 30, 2000 and December 31, 1999, Reliant Energy Minnegasco had recovered approximately $13 million, including insurance recoveries. At September 30, 2000 and December 31, 1999, Reliant Energy Minnegasco had recorded a liability of $19.4 million and $20 million, respectively, to cover the cost of future remediation. Reliant Energy Minnegasco expects that approximately 40% of its accrual as of September 30,

2000 will be expended within the next five years. The remainder will be expended on an ongoing basis for an estimated 40 years. In accordance with the provisions of SFAS No. 71, RER recorded a regulatory asset equal to the liability accrued. RER believes the difference between any cash expenditures for these costs and the amount recovered in rates during any year will not be material to RER's financial position, results of operations or cash flows.

         Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. RER has received notices from the EPA and others regarding its status as a PRP for other sites. Based on current information, RER has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

         Other Environmental Matters. RER from time to time identifies during its operations sources of environmental contamination which require remediation. Sources of contamination can include substances in gas purchased from others as well as contamination caused from equipment and maintenance activities located on RER's system. For example, pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury have been spilled in the course of normal maintenance and replacement operations and that such spills have contaminated the immediate area with elemental mercury. RER has found such contamination at some sites in the past, and RER has conducted remediation at sites found to be contaminated. Although RER is not aware of additional specific sites, it is possible that other contaminated sites exist and that remediation costs will be incurred for such sites. Although the total amount of such costs cannot be known at this time, based on the experience of RER and others in the natural gas industry to date and on the current regulations regarding remediation of such sites, RER believes that the cost of any remediation of such sites will not be material to RER's financial position, results of operations or cash flows.

         Potentially Responsible Party Notifications. From time to time, RER has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. Considering the information currently known about such sites and the involvement of RER in activities at these sites, RER does not believe that these matters will have a material adverse effect on RER's financial position, results of operations or cash flows.

         Other Litigation. RER is a party to litigation (other than that specifically noted) that arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effect, if any, from the disposition of these matters will not have a material adverse effect on the RER's financial condition, results of operations or cash flows.

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
               THE RESULTS OF OPERATIONS OF RERC AND SUBSIDIARIES

         The following narrative analysis should be read in combination with RERC's Interim Financial Statements and notes contained in this Form 10-Q.

         RERC meets the conditions specified in General Instruction H(1)(a) and
(b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, RER has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosure About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of RER between the third quarter and first nine months of 2000 and the third quarter and first nine months of 1999. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of the RERC Form 10-K, the RERC 10-K Notes referred to herein, and RERC First and Second Quarter 10-Q and RERC's Interim Financial Statements contained in this Form 10-Q.

         On August 9, 2000, Reliant Energy filed an amended business separation plan with the PUC under which it would divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. For additional information regarding the amended plan, see Note 2 to Reliant Energy's Interim Financial Statements and Note 2 to RERC's Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                           THREE MONTHS ENDED             NINE MONTHS ENDED
                                              SEPTEMBER 30,                  SEPTEMBER 30,
                                      ----------------------------    ---------------------------
                                          2000            1999            2000           1999
                                      ------------    ------------    ------------   ------------
                                                            (IN MILLIONS)
Operating Revenues ................   $      7,273    $      3,447    $     14,382   $      7,706
Operating Expenses ................          7,272           3,419          14,218          7,483
                                      ------------    ------------    ------------   ------------
Operating Income, Net .............              1              28             164            223
Interest Expense ..................             39              30             100             90
Other (Income) Expense, Net .......             (5)             (1)              8             (8)
Income Tax (Benefit) Expense ......             (6)              6              41             71
                                      ------------    ------------    ------------   ------------
  Net (Loss) Income ...............   $        (27)   $         (7)   $         15   $         70
                                      ============    ============    ============   ============


         For the third quarter 2000, RER's net loss was $27 million compared to net loss of $7 million for the same period in 1999. The increased loss was primarily a result of increases in operating losses of the Natural Gas Distribution segment and the unregulated gas retail business of the Corporate segment due to costs associated with exiting certain retail gas markets, coupled with start-up cost of the European trading and marketing operations and increased staffing costs to support expanded sales and marketing efforts of the trading and marketing business of the Wholesale Energy segment.

         For the first nine months of 2000, RER's net income was $15 million compared to $70 million for the same period in 1999. The decrease was primarily a result of a decrease in operating income of the Natural Gas Distribution segment and the unregulated gas retail business of the Corporate segment due to costs associated with exiting certain retail gas markets, a decrease in other income of $15 million which was primarily caused by a 2000 after-tax impairment loss of $17 million on equity marketable securities classified as "available for sale" and those factors that affected the third quarter earnings.

         RER's revenue increased $3.8 billion and $6.7 billion for the third quarter and first nine months of 2000, respectively, compared to the same periods in 1999. The increase for both periods was primarily a result of an increase in sales volumes of natural gas and electricity from trading, marketing and risk management activities and a higher average price for both commodities. Total operating expenses increased by $3.8 billion and $6.7 billion for the third quarter and first nine months of 2000 as compared to those same periods in 1999. The increase was primarily a result of increased natural gas and purchased power usage to support the increase in sales volumes, as well as an increase in the average cost of those commodities. In addition, RER experienced increased levels of operations and maintenance costs as a result of (a) costs associated with exiting certain retail gas markets, (b) increased sales and marketing efforts to support the trading and marketing business of the Wholesale Energy segment, (c) start-up cost of the European trading and marketing operations and
(d) increased information technology costs to support the Natural Gas Distribution and Wholesale Energy segments. The increase in depreciation expense for the third quarter and first nine months of 2000 as compared to those same periods in 1999 was primarily related to the capital expenditures at the Natural Gas Distribution segment. Weather had very little effect on the third quarter earnings of the Natural Gas Distribution segment; however, after giving effect to a partial weather hedge gain of $12 million, weather had a positive effect of approximately $8 million on the first nine months' earnings of 2000 as compared to the same period in 1999. The weather hedge expired in March 2000.

         To minimize RER's risks associated with fluctuations in the price of natural gas and transportation, RER, primarily through Reliant Energy Services, enters into futures transactions, swaps and options in order to hedge against market price changes affecting (a) certain commitments to buy, sell and move electric power, natural gas, crude oil and refined products, (b) existing natural gas storage and heating oil inventory, (c) future power sales and natural gas purchases by generation facilities, (d) crude oil and refined products and (e) certain anticipated transactions, some of which carry off-balance sheet risk. Reliant Energy Services also enters into commodity and weather derivatives in its trading and price risk management activities. For a discussion of RER's accounting treatment of derivative instruments, see Note 2 to the RERC 10-K Notes and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Reliant Energy Form 10-K.

         Seasonality and Other Factors. RER's results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas and electric power. RER's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by RER, competition in RER's various business operations, debt service costs and income tax expense.

         For a discussion of certain other factors that may affect RER's future earnings see "Management's Discussion and Analysis of Financial Condition and Results of Operations of Reliant Energy and subsidiaries -- Certain Factors Affecting Future Earnings of the Company -- Competition -- Other Operations," "-- Environmental Expenditures" and "-- Other Contingencies" in the Reliant Energy Form 10-K.

                             NEW ACCOUNTING ISSUES

         Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations of Reliant Energy and subsidiaries -- New Accounting Issues" in Reliant Energy's Form 10-Q for a discussion of certain new accounting issues affecting RER.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Reliant Energy:

         For a description of legal proceedings affecting the Company, please review Note 11 to the Company's Interim Financial Statements, Item 3 of the Reliant Energy Form 10-K and Notes 3, 4 and 14 of the Reliant Energy 10-K Notes, all of which are incorporated herein by reference.

RERC:

         For a description of legal proceedings affecting RER, please review
Note 9 to RERC's Interim Financial Statements, Item 3 of the RERC Form 10-K and
Note 8 of the RERC 10-K Notes, which are incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

         Forward-Looking Statements. From time to time, Reliant Energy and RERC make statements concerning their respective expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Reliant Energy and RERC believe that the expectations and the underlying assumptions reflected in their respective forward-looking statements are reasonable, they cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

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

o        the results of financing efforts,

o the ability to consummate and the timing of the consummation of pending acquisitions and dispositions,

o the speed, degree and effect of continued electric industry restructuring in North America and Western Europe,

o risks incidental to the Company's overseas operations, including the effects of fluctuations in foreign currency exchange rates, and

o other factors discussed in this and other filings by Reliant Energy and RERC with the Securities and Exchange Commission.

         When used in Reliant Energy's or RERC's documents or oral presentations, the words "anticipate," "estimate," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits.

         Reliant Energy:

             Exhibit 3 Statement of Resolution Establishing Series of Shares designated Series K Preference Stock.

             Exhibit 10 Separation Agreement between Reliant Energy, Incorporated and Lee W. Hogan dated July 28, 2000.

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

             Exhibit 99(b)   Combined Form 8-K of Reliant Energy and
                             RERC filed July 27, 2000, regarding the proposed restructuring of the Company.

          RERC:

             Exhibit 12      Ratio of Earnings to Fixed Charges.

             Exhibit 27      Financial Data Schedule.

             Exhibit 99(a) Items incorporated by reference from the Reliant Energy and RER Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations of the Company - Certain Factors Affecting Future Earnings of the Company and its Subsidiaries" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk." Items incorporated by reference from the RERC 10-K: Item 7 "Management's Narrative Analysis of the Results of Operations of RERC and its Consolidated Subsidiaries" and Notes 1(c) (Regulatory Assets and Regulation), 2 (Derivative Financial Instruments) and 8 (Commitments and Contingencies) of the RER 10-K Notes.

             Exhibit 99(b)   Combined Form 8-K of Reliant Energy and
                             RERC filed July 27, 2000, regarding the proposed restructuring of the Company.

(b)      Reports on Form 8-K.

         Reliant Energy:

         Combined Form 8-K of Reliant Energy and RERC filed October 25, 2000, regarding the quarterly earnings of the Company.

         RERC:

         Combined Form 8-K of Reliant Energy and RERC filed October 25, 2000, regarding the quarterly earnings of the Company.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RELIANT ENERGY, INCORPORATED
                                                 (Registrant)




                                 By:        /s/ Mary P. Ricciardello
                                    ---------------------------------------
                                             Mary P. Ricciardello
                              Senior Vice President and Chief Accounting Officer



Date:  November 14, 2000

                                   SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RELIANT ENERGY RESOURCES CORP.
                                                   (Registrant)




                                   By:        /s/ Mary P. Ricciardello
                                       ----------------------------------------
                                               Mary P. Ricciardello
                                              Senior Vice President


Date:  November 14, 2000

                               INDEX TO EXHIBITS



              EXHIBIT
              NUMBER                         DESCRIPTION
              ------                         -----------

         Reliant Energy:

             Exhibit 3       Statement of Resolution Establishing Series of
                             Shares designated Series K Preference Stock.

             Exhibit 10      Separation Agreement between Reliant Energy,
                             Incorporated and Lee W. Hogan dated July 28, 2000.

             Exhibit 12      Ratio of Earnings to Fixed Charges.

             Exhibit 27      Financial Data Schedule.

             Exhibit 99(a) Items incorporated by reference from the Reliant Energy Form 10-K: Item 3 "Legal
                             Proceedings," Item 7 "Management's Discussion and
                             Analysis of Financial Condition and Results of
                             Operations of the Company -- Certain Factors
                             Affecting Future Earnings of the Company," Item 7A
                             "Quantitative and Qualitative Disclosures About
                             Market Risk" and Notes 1(d) (Regulatory Assets),
                             1(m) (Foreign Currency Adjustments), 2 (Business
                             Acquisitions), 3 (Texas Electric Choice Plan and
                             Discontinuance of SFAS No. 71 for Electric
                             Generation Operations), 4 (Transition Plan), 5
                             (Derivative Financial Instruments), 6 (Jointly
                             Owned Electric Utility Plant), 7 (Equity
                             Investments and Advances to Unconsolidated
                             Subsidiaries), 8 (Indexed Debt Securities (ACES and ZENS) and Time Warner Securities) and 14
                             (Commitments and Contingencies) of the Reliant
                             Energy 10-K Notes.

             Exhibit 99(b)   Combined Form 8-K of Reliant Energy and
                             RERC filed July 27, 2000, regarding the proposed restructuring of the Company.

          RERC:

             Exhibit 12      Ratio of Earnings to Fixed Charges.

             Exhibit 27      Financial Data Schedule.

             Exhibit 99(a) Items incorporated by reference from the Reliant Energy and RER Form 10-K: Item 3 "Legal
                             Proceedings," Item 7 "Management's Discussion and
                             Analysis of Financial Condition and Results of
                             Operations of the Company -- Certain Factors
                             Affecting Future Earnings of the Company and its Subsidiaries" and Item 7A "Quantitative and
                             Qualitative Disclosures About Market Risk." Items incorporated by reference from the RERC 10-K: Item
                             7 "Management's Narrative Analysis of the Results of Operations of RERC and its Consolidated
                             Subsidiaries" and Notes 1(c) (Regulatory Assets and Regulation), 2 (Derivative Financial
                             Instruments) and 8 (Commitments and Contingencies) of the RER 10-K Notes.

             Exhibit 99(b)   Combined Form 8-K of Reliant Energy and
                             RERC filed July 27, 2000, regarding the proposed restructuring of the Company.