Form 10-K405
period 2000-12-31
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 2001-03-22
CIK 48732, 1042773

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
     [X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-3187

                          RELIANT ENERGY, INCORPORATED
             (Exact name of registrant as specified in its charter)

                      TEXAS
 (State or other jurisdiction of incorporation or                       74-0694415
                  organization)                          (I.R.S. Employer Identification Number)

                  1111 LOUISIANA
               HOUSTON, TEXAS 77002                                   (713) 207-3000
   (Address and zip code of principal executive       (Registrant's telephone number, including area
                     offices)                                             code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                               NAME OF EACH EXCHANGE
                    TITLE OF EACH CLASS                         ON WHICH REGISTERED
                    -------------------                        ---------------------
      Common Stock, without par value, and associated         New York Stock Exchange
            rights to purchase preference stock               Chicago Stock Exchange
  HL&P Capital Trust I 8.125% Trust Preferred Securities,     New York Stock Exchange
                           Series A
  REI Trust I 7.20% Trust Originated Preferred Securities,    New York Stock Exchange
                           Series C

  SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Preferred Stock,
                        cumulative, no par -- $4 series

                         COMMISSION FILE NUMBER 1-13265

                         RELIANT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                     DELAWARE
 (State or other jurisdiction of incorporation or                       76-0511406
                  organization)                          (I.R.S. Employer Identification Number)

                  1111 LOUISIANA
               HOUSTON, TEXAS 77002                                   (713) 207-3000
   (Address and zip code of principal executive       (Registrant's telephone number, including area
                     offices)                                             code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                  NAME OF EACH EXCHANGE
              TITLE OF EACH CLASS                  ON WHICH REGISTERED
              -------------------                 ---------------------
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

    Indicate by check mark whether each of the registrants: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of each of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of Reliant Energy, Incorporated (Company) was $12,387,338,940 as of March 12, 2001, using the definition of beneficial ownership contained in Rule 13d-3 promulgated pursuant to the Securities Exchange Act of 1934 and excluding shares held by directors and executive officers. As of March 12, 2001, the Company had 296,125,961 shares of Common Stock outstanding, including 8,575,565 ESOP shares not deemed outstanding for financial statement purposes. Excluded from the number of shares of Common Stock outstanding are 4,511,691 shares held by the Company as treasury stock. As of March 12, 2001, all 1,000 outstanding shares of Reliant Energy Resources Corp.'s Common Stock were held by the Company.

    Portions of the definitive proxy statement relating to the 2001 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2000, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

                               TABLE OF CONTENTS

                                   PART I

Item 1.    Business....................................................     1
Item 2.    Properties..................................................    35
Item 3.    Legal Proceedings...........................................    36
Item 4.    Submission of Matters to a Vote of Security Holders.........    36

                                   PART II

Item 5.    Market for Reliant Energy's and RERC Corp.'s Common Equity      37
           and Related Stockholder Matters.............................
Item 6.    Selected Financial Data.....................................    38

                        RELIANT ENERGY, INCORPORATED

Item 7.    Management's Discussion and Analysis of Financial Condition     40
           and Results of Operations...................................
Item 7A.   Quantitative and Qualitative Disclosures About Market           71
           Risk........................................................
Item 8.    Financial Statements and Supplementary Data of the              75
           Company.....................................................

                       RELIANT ENERGY RESOURCES CORP.

Item 7.    Management's Narrative Analysis of the Results of Operations   141
           of Reliant Energy Resources Corp. and its Consolidated
           Subsidiaries................................................
Item 7A.   Quantitative and Qualitative Disclosures About Market          145
           Risk........................................................
Item 8.    Financial Statements and Supplementary Data of RERC.........   146
Item 9.    Changes in and Disagreements with Accountants on Accounting    178
           and Financial Disclosure....................................

                                  PART III

Item 10.   Directors and Executive Officers of Reliant Energy and RERC    178
           Corp........................................................
Item 11.   Executive Compensation......................................   178
Item 12.   Security Ownership of Certain Beneficial Owners and            178
           Management..................................................
Item 13.   Certain Relationships and Related Transactions..............   178

                                   PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form    179
           8-K.........................................................

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. In some cases, you can identify our forward-looking statements by the words "anticipates," "believes," "continue," "could," "estimates," "expects," "intends," "may," "plans," "potential," "predicts," "should," "will" or other similar words.

     The following list identifies some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements:

     - state, federal and international legislative and regulatory developments, including deregulation, re-regulation and restructuring of the electric utility industry and changes in or application of environmental and other laws and regulations to which we are subject,

     - the timing of the implementation of our business separation plan,

     - the effects of competition, including the extent and timing of the entry of additional competitors in our markets,

     - industrial, commercial and residential growth in our service territories,

     - our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities,

     - state, federal and other rate regulations in the United States and in foreign countries in which we operate or into which we might expand our operations,

     - the timing and extent of changes in commodity prices and interest rates,

     - weather variations and other natural phenomena,

     - political, legal and economic conditions and developments in the United States and in foreign countries in which we operate or into which we might expand our operations, including the effects of fluctuations in foreign currency exchange rates,

     - financial market conditions and the results of our financing efforts,

     - the performance of our projects, and

     - other factors we discuss in this Form 10-K, including those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings."

     We have based our forward-looking statements on management's beliefs and assumptions based on information available at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, actual results may differ materially from those expressed or implied by our forward-looking statements.

     The following sections of this Form 10-K contain forward-looking statements:

     - Our Business --

      - Deregulation and Competition

      - Restructuring

     - Electric Operations --

      - Electric Operations Assets --

        - Generation

      - Texas Genco --

        - Texas Genco Operations and Market Framework

        - Texas Genco Option

      - Fuel and Purchased Power --

        - Natural Gas Supply

        - Coal and Lignite Supply

        - Nuclear Fuel Supply

        - Purchased Power Supply

     - Natural Gas Distribution --

      - Supply and Transportation

     - Wholesale Energy --

      - Power Generation Operations --

        - Southwest Region

        - Midcontinent Region

        - Florida

        - Texas

      - Development Activities

      - Domestic Trading, Marketing, Power Origination and Risk Management Operations

     - European Energy --

      - European Power Generation Operations --

        - Market Framework

      - European Trading, Marketing and Risk Management Operations

     - Other Operations --

      - Unregulated Retail Electric Business

      - eBusiness --

        - Pantellos

        - IntercontinentalExchange

     - Regulation --

      - State and Local Regulations --

        - Texas --

         - Electric Operations -- The Legislation

         - Electric Operations -- Rate Case

      - European Regulation

     - Environmental Matters --

      - General Environmental Issues

      - Air Emissions

      - Water Issues

      - Mercury Contamination

      - Other

     - Legal Proceedings

     - Management's Discussion and Analysis of Financial Condition and Results of Operations --

      - Results of Operations by Business Segment --

        - European Energy

      - Certain Factors Affecting Our Future Earnings --

        - Business Separation and Restructuring

        - Competitive, Regulatory and Other Factors Affecting Our Electric Operations

        - Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy Operations

        - Competitive, Regulatory and Other Factors Affecting Our European Energy Operations

        - Competitive and Other Factors Affecting RERC Operations

        - Environmental Expenditures

      - Liquidity and Capital Resources --

        - Company Consolidated Capital Requirements

        - Future Sources and Uses of Cash Flows

      - New Accounting Pronouncements

     - Quantitative and Qualitative Disclosures About Market Risk.

                                     PART I

ITEM 1. BUSINESS.

                                  OUR BUSINESS

GENERAL

     Reliant Energy, Incorporated, a Texas corporation, was incorporated in 1906. In this Form 10-K, we refer to Reliant Energy, Incorporated as "Reliant Energy" and to Reliant Energy and its subsidiaries as "we" or "us," unless the context clearly indicates otherwise. Reliant Energy Resources Corp., a Delaware corporation and wholly owned subsidiary of Reliant Energy, was incorporated in 1996. In this Form 10-K, we refer to Reliant Energy Resources Corp. as "RERC Corp." and to RERC Corp. and its subsidiaries as "RERC," unless the context clearly indicates otherwise. The executive offices of Reliant Energy and RERC Corp. are located at 1111 Louisiana, Houston, TX 77002 (telephone number 713-207-3000).

     We are a diversified international energy services and energy delivery company that provides energy and energy services in North America and Western Europe through the following business segments:

     - Electric Operations,

     - Natural Gas Distribution,

     - Pipelines and Gathering,

     - Wholesale Energy,

     - European Energy, and

     - Other Operations.

     For information about the revenues, operating income, assets and other financial information relating to our business segments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations by Business Segment" in Item 7 of this Form 10-K, Note 18 to our consolidated financial statements, which, together with the notes related to those statements, we refer to in this Form 10-K as our "consolidated financial statements," "Management's Narrative Analysis of the Results of Operations of Reliant Energy Resources Corp. and its Consolidated Subsidiaries" in Item 7 of the RERC Form 10-K and Note 12 to RERC's consolidated financial statements, which, together with the notes related to those statements, we refer to in this Form 10-K as "RERC's consolidated financial statements."

     RERC conducts its operations primarily in the natural gas industry. RERC's operations are included in our Natural Gas Distribution and Pipelines and Gathering business segments, and include natural gas gathering, transmission, marketing, storage and distribution services. In addition, prior to December 31, 2000, RERC provided energy trading, marketing, power origination and risk management services in North America and Western Europe through our Wholesale Energy and European Energy business segments. RERC's operations are described below in the consolidated description of our business segments.

DEREGULATION AND COMPETITION

     In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation), which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition. Retail pilot projects for up to 5% of each utility's load in all customer classes will begin in June 2001, and retail electric competition for all other customers will begin on January 1, 2002. In preparation for that competition, we expect to make significant changes in our electric utility operations currently conducted through our electric utility division, Reliant Energy HL&P. Under the
Legislation:

     - beginning on January 1, 2002, retail customers of investor-owned electric utilities in Texas, including Reliant Energy HL&P, will be entitled to purchase their electricity from any of a number of "retail electric providers," which will have been certified by the Public Utility Commission of Texas (Texas Utility Commission),

     - beginning on January 1, 2002, power generators will sell electric energy to wholesale purchasers, including retail electric providers, at unregulated rates, and

     - by January 1, 2002, electric utilities in Texas, including Reliant Energy HL&P, will have restructured their businesses in order to separate power generation, transmission and distribution, and retail electric provider activities into separate units.

     Reliant Energy filed its initial business separation plan with the Texas Utility Commission in January 2000 and filed amended plans in April 2000 and August 2000. In December 2000, the Texas Utility Commission approved Reliant Energy's amended business separation plan (Business Separation Plan) pursuant to which its generation, transmission and distribution, and retail operations will be separated into three different companies, although a final order has not been issued as of this date.

     For additional information regarding the Legislation, retail competition in Texas and its application to our operations and structure, please read
"-- Restructuring," "Electric Operations," and "Regulation -- State and Local Regulations -- Texas -- Electric Operations -- The Legislation" in Item 1 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future
Earnings -- Competitive, Regulatory and Other Factors Affecting Our Electric Operations" in Item 7 of this Form 10-K and Note 4 to our consolidated financial statements.

RESTRUCTURING

     In anticipation of electric deregulation in Texas, and pursuant to the Legislation, we submitted our Business Separation Plan to the Texas Utility Commission. Pursuant to the Business Separation Plan, we will restructure our businesses into two separate publicly traded companies in order to separate our unregulated businesses from our regulated businesses. Under the Business Separation Plan, our wholly owned subsidiary, Reliant Resources, Inc. (Reliant Resources), holds substantially all of our unregulated businesses, including the operations conducted by our:

     - Wholesale Energy business segment,

     - European Energy business segment,

     - communications business,

     - eBusiness group,

     - new ventures group, and

     - retail electric business.

     In connection with this separation, on December 31, 2000, Reliant Energy contributed the capital stock of certain of its subsidiaries to Reliant Resources, including Reliant Energy Power Generation, Inc.; Reliant Energy Ventures, Inc.; Reliant Energy Communications, Inc.; Reliant Energy Wholesale Service Company; Reliant Energy Trading Exchange, Inc.; Reliant Energy Broadband, Inc.; Reliant Energy Net Ventures, Inc.; ReliantEnergy.com, Inc.; Guidestreet, Inc.; and Reliant Energy Solutions, LLC. In addition, the assets and operations of Reliant Energy's retail marketing, unregulated retail and customer care operations were transferred to Reliant Resources.

     As further described below and as part of the separation, Reliant Energy will undergo a restructuring of its corporate organization to achieve a public utility holding company structure (Restructuring). This holding company, which we refer to in this Form 10-K as the "Regulated Holding Company," will hold essentially all of what are currently our regulated businesses.

     We expect Reliant Resources will conduct an initial public offering of no more than 20% of its outstanding common stock (Offering) in 2001. Reliant Resources has filed a registration statement with the

Securities and Exchange Commission (SEC) relating to its shares of common stock to be sold in the Offering that has not yet been declared effective by the SEC. The shares of Reliant Resources common stock may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy shares of Reliant Resources common stock. After the Offering, we will own over 80% of Reliant Resources' outstanding common stock. We anticipate that the Regulated Holding Company will distribute to its shareholders the remaining shares of Reliant Resources common stock it would own after the Offering within 12 months of the completion of the Offering (Distribution). Reliant Energy will agree that $1.9 billion of the indebtedness owed by Reliant Resources to Reliant Energy and subsidiaries as of December 31, 2000, will be converted into equity prior to the closing of the Offering, as a capital contribution that will be recorded as an increase to stockholders' equity of Reliant Resources.

     The Offering and the Distribution are subject to further Board of Director approvals, market and other conditions, and government actions, and the Distribution is subject to receipt of a favorable Internal Revenue Service ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. federal income tax purposes, as applicable. There can be no assurance that the Offering and the Distribution will be completed as described or within the time periods outlined above.

     Prior to the closing of the Offering, Reliant Energy will enter into a number of agreements with Reliant Resources relating to the separation of our unregulated businesses and our regulated businesses. These agreements will provide for, among other things, the transfer of assets and liabilities related to our regulated and unregulated businesses, as well as Reliant Energy's interim and ongoing relationships with Reliant Resources, including the provision by Reliant Energy of various interim services to Reliant Resources.

     Additionally, as part of our Business Separation Plan, and pursuant to these separation agreements, we will convey regulated electric generating assets of our Electric Operations business segment to a yet to be formed indirect wholly owned limited partnership of Reliant Energy, which we refer to in this Form 10-K as "Texas Genco." Reliant Energy will grant Reliant Resources an option, exercisable in January 2004, to purchase all of the shares of capital stock of Texas Genco owned by the Regulated Holding Company after Texas Genco conducts a public offering or distribution of no more than 20% of its capital stock (Texas Genco Option). For additional information regarding the Texas Genco Option, please read "Electric Operations -- Texas Genco -- Texas Genco Option" in Item 1 of this Form 10-K.

     Concurrent with the Distribution, and in order to comply with applicable regulatory requirements, under our Business Separation Plan, Reliant Energy will complete the Restructuring and the Regulated Holding Company will be the parent company of our subsidiaries that own and operate our regulated businesses. We expect the Regulated Holding Company will have subsidiaries owning and operating our:

     - electric transmission and distribution operations,

     - Natural Gas Distribution business segment,

     - Texas generating assets (subject to Reliant Resources' option to purchase exercisable in 2004),

     - Pipelines and Gathering business segment, and

     - interests in energy companies in Latin America and India until disposition of these investments.

     In this Form 10-K, references to Reliant Energy in connection with events occurring or the performance of agreements after the Restructuring generally refer to the Regulated Holding Company. For additional information regarding the separation of our unregulated and regulated businesses and related agreements, Reliant Resources, the Offering, the Distribution, Texas Genco, the Restructuring and our relationship with Reliant Resources, please read Note 4(b) to our consolidated financial statements. For additional information regarding our Latin America business segment discontinued operations, please read Note 19 to our consolidated financial statements.

     As part of the separation of our unregulated and regulated businesses, on December 31, 2000, RERC Corp. transferred all of the outstanding capital stock of Reliant Energy Services International, Inc. (RESI),

Arkla Finance Corporation (Arkla Finance) and Reliant Energy Europe Trading & Marketing, Inc. (RE Europe Trading), to Reliant Resources. As a result of these stock transfers, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources. Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, Inc. (Reliant Energy Services), which was at that time a wholly owned subsidiary of RERC Corp., with Reliant Energy Services as the surviving corporation. As a result of this merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. As consideration for the stock transfers and the merger, Reliant Resources paid $94 million to RERC Corp.

     Reliant Energy Services, RESI and RE Europe Trading conducted RERC's trading, marketing, power origination and risk management operations. Arkla Finance holds an investment in marketable equity securities.

DISCONTINUED OPERATIONS

     By the end of 2000, our Latin America business segment had sold its investments in Brazil, Colombia and El Salvador for $790 million in after-tax proceeds. Our remaining Latin America business segment investments include a wholly owned cogeneration facility and an electric distribution company in Argentina and a minority interest in a coke calcining plant in India. We are engaged in negotiations for the sale of these investments and anticipate the transactions to be concluded by December 2001. As of December 1, 2000, we began reporting the results from our Latin America business segment as discontinued operations. For additional information regarding our discontinued operations, please read Note 19 to our consolidated financial statements.

     As discussed above, RERC Corp. transferred all of the outstanding stock of RE Europe Trading to Reliant Resources. As a result of the transfer, RERC Corp. is reporting the results of RE Europe Trading as discontinued operations. For additional information regarding RERC's discontinued operations, please read
Note 13 to RERC's consolidated financial statements.

                              ELECTRIC OPERATIONS

     Our Electric Operations business segment conducts operations through an unincorporated division of Reliant Energy under the name "Reliant Energy HL&P." We are a member of the Electric Reliability Council of Texas, Inc. (ERCOT) and our electric operations are inter-connected to ERCOT's transmission grid encompassing most of the state of Texas. We generate, purchase for resale, transmit, distribute and sell electricity to approximately 1.7 million customers in a 5,000-square-mile area on the Texas Gulf Coast, including Houston.

     Until January 1, 2002, we expect to conduct our electric operations as a traditional integrated electric utility, including generation, transmission and distribution, and retail operations. As required by the Legislation, beginning January 1, 2002, we expect full retail competition will begin in Texas. Prior to that date, we will have restructured our electric operations into a transmission and distribution segment, a generation segment and a retail segment. For additional information regarding the separation of the operations of our Electric Operations business segment, please read "-- Texas Genco," and "Regulation -- State and Local Regulations -- Texas -- Electric
Operations -- The Legislation" in Item 1 of this Form 10-K and Note 4 to our consolidated financial statements. The retail electric function (the sale of electricity as opposed to distribution and transmission services) will be conducted by subsidiaries of Reliant Resources. For additional information regarding these retail operations, please read "Other Operations -- Unregulated Retail Electric Business."

     Reliant Energy HL&P's transmission system carries electricity from the power plant to the substation and from one substation to another. These substations serve to connect the power plants, the high voltage transmission lines and the lower voltage distribution lines. Unlike the transmission system, which carries high voltage electricity over great distances, distribution lines carry lower voltage power from the substation to customers. The distribution system consists of primary distribution lines, transformers, secondary distribution lines and service wires. Rates for our transmission and distribution services will be set by the Texas Utility Commission during a rate hearing that is currently in progress, and we will be allowed to provide services only under authorized tariffs. For additional information regarding those tariffed rates, read "Regulation -- State and Local Regulations -- Texas -- Electric
Operations -- Rate Case" in Item 1 of this Form 10-K. The transmission and distribution operations will not own the electricity that it transmits and therefore will not be subject to commodity risk. After retail competition begins, our generation operations will be conducted by Texas Genco, which will generate power for sale to wholesale purchasers, including retail electric providers, at unregulated rates. For additional information regarding the operations of Texas Genco, please read "-- Texas Genco -- Texas Genco Operations and Market Framework" in Item 1 of this Form 10-K and Note 4(b) to our consolidated financial statements.

ELECTRIC OPERATIONS ASSETS

     All of the power generating facilities and other operating properties of our Electric Operations business segment are located in the state of Texas.

  Transmission and Distribution.

     Electric Lines -- Overhead. As of December 31, 2000, we owned 25,646 pole miles of overhead distribution lines and 3,586 circuit miles of overhead transmission lines, including 480 circuit miles operated at 69,000 volts, 2,061 circuit miles operated at 138,000 volts and 1,045 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 2000, we owned 12,653 circuit miles of underground distribution lines and 14.9 circuit miles of underground transmission lines, including 6.8 circuit miles operated at 69,000 volts and 8.1 circuit miles operated at 138,000 volts.

     Substations. As of December 31, 2000, we owned 218 major substation sites (252 substations) having a total installed rated transformer capacity of 58,041 megavolt amperes.

     Generation. As of December 31, 2000, Reliant Energy HL&P owned and operated 12 power generating facilities (62 generating units), with a net generating capacity of 14,040 megawatts (MW), including a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project). The South Texas Project is a nuclear generating plant with two 1,250 MW nuclear generating units. For additional information regarding the South Texas Project, please read
Note 6 to our consolidated financial statements.

     The following table contains information regarding the system capability at peak demand of our Electric Operations business segment:

                       INSTALLED      FIRM
                          NET       PURCHASED                                                          CALCULATED
                       CAPABILITY     POWER     TOTAL NET    MAXIMUM HOURLY FIRM DEMAND    % CHANGE     RESERVE
                        AT PEAK     CONTRACTS   CAPABILITY   --------------------------      FROM        MARGIN
YEAR                      (MW)        (MW)         (MW)          DATE         MW(2)(3)    PRIOR YEAR   (%)(4)(5)
----                   ----------   ---------   ----------   -------------   ----------   ----------   ----------
1996.................    13,960        445        14,405     July 23           11,694         2.1         23.2
1997.................    13,960        445        14,405     August 21         12,246         4.7         17.6
1998.................    14,040        320        14,360     August 3          13,006         6.2         10.4
1999.................    14,052        320        14,372     August 20         13,053         0.4         10.1
2000.................    14,040        770(1)     14,810     September 5       14,569        11.6          1.7

---------------

(1) Includes 450 MW of firm capacity purchased to meet peak demand.

(2) Excludes loads on interruptible service tariffs, residential direct load control and commercial/industrial load cooperative capability. Including these loads, the maximum hourly demand served was 14,272 MW in 1998, 14,642 MW in 1999 and 15,505 MW in 2000.

(3) Maximum hourly firm demand in 1998, 1999 and 2000 were influenced by hotter than normal weather at the time of the system peak.

(4) At any given time we have the ability to enter, and have entered, into non-firm contracts for purchased power on the spot market within ERCOT, to provide additional total capability. The ERCOT reserve margin for 2000 was over 10%.

(5) Electric Operations expects to lose approximately 5% of peak load in 2001 due to the implementation of the retail pilot programs. Please read "Regulation -- State and Local Regulations -- Texas -- Electric Operations -- The Legislation" in Item 1 of this Form 10-K.

     Based on present trends, Reliant Energy estimates that the maximum hourly firm demand for electricity in Reliant Energy HL&P's service area will grow at a compound annual rate of approximately 1.5% over the next ten years. Assuming average weather conditions and including the net effects of demand-side management programs, we expect to have an adequate reserve margin in excess of maximum hourly firm demand load requirements in 2001. The reduced reserve margins for 1998, 1999 and 2000 reflect customer growth, the relatively small change in total net capacity and the extremely hot weather conditions at peak in Reliant Energy HL&P's service area during those summers, which increased system peak loads by approximately 400 MW, 500 MW and 1,100 MW, respectively. Sales of electricity by our Electric Operations business segment during the summer months are generally higher, and can be significantly higher, than sales during other months of the year due to the reliance on air conditioning by customers in Houston and in other parts of Reliant Energy HL&P's service territory. However, Texas' approach to deregulation has provided many opportunities for new generation. Generators in ERCOT added 4,295 MW of new capacity in 2000 and are expected to add more than 8,400 megawatts by the summer of 2001. This additional capacity is expected to result in ERCOT reserve margins in excess of 28% for 2001 under normal weather conditions, significantly more than the 15% ERCOT minimum requirement. Therefore, we expect there to be sufficient generating resources available in ERCOT for the summer of 2001. With Reliant Energy HL&P's interconnections with the rest of ERCOT, adequate capacity should be available to serve Reliant Energy HL&P customers. Although these reserve margins would be lower under extreme weather conditions, we still expect there to be adequate capacity to meet peak demand. For additional information regarding our purchases of power to meet demand, please read "-- Fuel and Purchased Power -- Purchased Power Supply" below. For additional information regarding capacity auctions of wholesale energy after retail electric competition begins, please read "Regulation -- State and Local Regulations -- Texas -- Electric
Operations -- The Legislation" in Item 1 of this Form 10-K.

TEXAS GENCO

     Texas Genco Facilities. In connection with our Business Separation Plan, we plan to transfer all of our regulated electric generating assets to Texas Genco at the time of the Restructuring. All of these assets are located in Texas. The following table describes the electric power generation facilities to be conveyed by Reliant Energy to Texas Genco:

                                      TEXAS GENCO GENERATION FACILITIES
                                        NET GENERATING CAPACITY AS OF
GENERATION FACILITIES                     DECEMBER 31, 2000 (IN MW)       DISPATCH TYPE(1)    PRIMARY FUEL
---------------------                 ---------------------------------   -----------------   ------------
W. A. Parish........................                3,606                 Base, Inter, Peak    Gas/Coal
Limestone...........................                1,532                       Base           Lignite
South Texas Project(2)..............                  770                       Base           Nuclear
San Jacinto.........................                  162                       Base             Gas
Cedar Bayou.........................                2,260                       Inter          Gas/Oil
P. H. Robinson......................                2,213                       Inter            Gas
T. H. Wharton.......................                1,254                    Inter, Peak         Gas
S. R. Bertron.......................                  844                    Inter, Peak         Gas
Greens Bayou........................                  760                    Inter, Peak       Gas/Oil
Webster.............................                  387                    Inter, Peak         Gas
Deepwater...........................                  174                    Inter, Peak         Gas
H. O. Clarke........................                   78                       Peak             Gas
                                                   ------
          Total.....................               14,040
                                                   ======

---------------

(1) The designations "Base," "Inter" and "Peak" indicate whether the facilities described are base-load, intermediate, or peaking facilities, respectively.

(2) We own a 30.8% interest in the South Texas Project electric generating station, a nuclear generating plant consisting of two 1,250 MW generating units.

     Power generation facilities can generally be categorized by their variable cost to produce electricity, which determines the order in which they are utilized to meet electricity demand. "Base-load" facilities are those that typically have low variable costs and provide power at all times. Base-load facilities are used to satisfy the base level of demand for power, or "load," that is not dependent upon time of day or weather. "Peaking" facilities have the highest variable cost to generate electricity and typically are used only during periods of highest demand for power. "Intermediate" facilities have cost and usage characteristics in between those of base-load and peaking facilities.

     Texas Genco Operations and Market Framework. Any wholesale producer of electricity that can access ERCOT will be allowed to sell in the Texas market. Transmission capacity, which may be limited, must be utilized to affect such sales. In the Texas market, buyers and sellers may negotiate bilateral wholesale capacity, energy and ancillary services contracts. Also, the power generation facilities of companies that were formerly part of integrated utilities must auction the output of 15% of their capacity. For additional information regarding capacity auctions, please read "Regulation -- State and Local Regulations -- Texas -- Electric Operations -- The Legislation" in Item 1 of this Form 10-K and Note 4(b) to our consolidated financial statements. Furthermore, buyers and sellers may participate in the spot market. We expect the Texas wholesale electric market to be a very competitive market. For additional information regarding purchased power after 2001, please read
"-- Fuel and Purchased Power -- Purchased Power Supply" below.

     In the Texas market, ERCOT has been established as the independent system operator (ISO) to administer and control the open-access transmission system. ISO responsibilities include ensuring that information relating to a customer's choice of retail electric provider is conveyed in a timely manner to anyone needing the information. The ISO also ensures that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers in the ERCOT region and serves as agent for suppliers of ancillary services in the ERCOT region.

     Power generation assets will continue to be rate-regulated through the end of 2001 under the Legislation. For additional information regarding the impairment of the value of regulatory assets and the recovery of these amounts, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future
Earnings -- Competitive, Regulatory and Other Factors Affecting Our Electric Operations -- Other Regulatory Factors" in Item 7 of this Form 10-K and Note 4(a) to our consolidated financial statements.

     Texas Genco Option. Pursuant to the Business Separation Plan, we expect the Regulated Holding Company will cause Texas Genco to either issue and sell in an initial public offering or to distribute to its shareholders no more than 20% of the common stock of Texas Genco by June 30, 2002. Our Business Separation Plan contemplates the grant to Reliant Resources of the Texas Genco Option, exercisable in January 2004. The per share exercise price under the Texas Genco Option will be:

     - the average daily closing price on a national exchange for publicly held shares of common stock of Texas Genco for the 30 consecutive trading days with the highest average closing price during the 120 trading days immediately preceding January 10, 2004, plus

     - a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of Texas Genco's common stock equity.

     The exercise price formula is based upon the generation asset valuation methodology in the Legislation that we have proposed to use. This market value will be used to determine the amount we will be allowed to recover as stranded costs if the market value of those assets is less than the book value of those assets. For additional information regarding the recovery of stranded costs, please read Notes 4(a) and 14(i) to our consolidated financial statements.

     The exercise price is also subject to adjustment based on the difference between the per share dividends paid during the period there is a public ownership interest in Texas Genco and Texas Genco's per share earnings during that period.

     If the disposition to the public of common stock of Texas Genco is by means of a primary or secondary public offering, the public offering may be of as little as 17% (rather than 19%) of Texas Genco's outstanding common stock, in which case Reliant Energy will have the right to subsequently reduce its interest to a level not less than 80%.

     If Reliant Resources exercises the Texas Genco Option and purchases the shares of Texas Genco common stock, Reliant Resources will also be required to purchase all notes and other receivables from Texas Genco then held by the Regulated Holding Company, at their principal amount plus accrued interest. Similarly, if Texas Genco holds notes or receivables from Reliant Energy, Reliant Resources will assume those obligations in exchange for a payment to Reliant Resources by Reliant Energy of an amount equal to the principal plus accrued interest.

     Exercise of the Texas Genco Option by Reliant Resources will be subject to various regulatory approvals, including Hart-Scott-Rodino antitrust clearance and United States Nuclear Regulatory Commission (NRC) license transfer approval. The Texas Genco Option will be exercisable only if the Distribution is completed.

FUEL AND PURCHASED POWER

     Our Electric Operations business segment relies primarily on natural gas, coal and lignite as fuel for the generation of electricity. For information regarding our fuel contracts, please read Note 14(b) to our consolidated financial statements. Our Electric Operations business segment's 1999 and 2000 historical energy mix is set forth below. These figures represent the generation and purchased power used to meet system load and for off-system sales:

                                                               HISTORICAL
                                                              ENERGY MIX(%)
                                                              -------------
                                                              1999     2000
                                                              ----     ----
Natural gas.................................................   35       37
Coal and lignite............................................   39       35
Nuclear.....................................................    8        8
Purchased power.............................................   18       20
                                                              ---      ---
          Total.............................................  100      100
                                                              ===      ===

     Based on our current assumptions regarding the cost and availability of fuel, plant operation schedules, load growth, load management and the impact of environmental regulations, we do not expect the fuel mix used by our Electric Operations business segment to vary materially during 2001 even though we anticipate a higher level of plant maintenance and outages in 2001 associated with the installation of environmental equipment that could affect the fuel mix. However, as a result of the Legislation and the introduction of retail electric competition in 2002, we cannot predict how the fuel mix will be affected after 2001. Please read "Environmental Matters" in Item 1 of this Form 10-K.

     Natural Gas Supply. In 2000, our Electric Operations business segment purchased approximately 54% of its natural gas requirements under long-term contracts, which will expire in 2004. The largest supplier under these contracts is Kinder Morgan Texas Pipeline, Inc., a unit of Kinder Morgan, L.P. (supplying 28% of our natural gas requirements). Our Electric Operations business segment purchased the remaining 46% of its natural gas requirements on the spot market. Substantially all of these natural gas contracts contain pricing provisions based on fluctuating spot market prices. Based on current market conditions, we believe we will be able to replace the supplies of natural gas covered under expiring long-term contracts with gas purchased on the spot market or under long-term or short-term contracts. The natural gas consumption and cost information for our Electric Operations business segment in the year 2000 is as follows:

2000 average daily consumption................     808   Bbtu(1)
2000 peak daily consumption...................   1,504   Bbtu
Average cost of natural gas...................  $ 3.98   per MMBtu(2)

---------------

(1) Billion British thermal units (Bbtu).

(2) Compared to $2.47 per million British thermal unit (MMBtu) in 1999 and $2.18 per MMBtu in 1998.

     Through December 31, 2001, the Texas Utility Commission provides for recovery of most fuel and purchased power costs from customers through a fixed fuel factor included in electric rates. For additional information regarding our filings to recover these costs from our customers, please read Note 4(d) to our consolidated financial statements. For additional information regarding fuel factor adjustments once retail electric competition begins, please read "Regulation -- State and Local Regulations -- Texas -- Electric
Operations -- The Legislation."

     Although natural gas supplies have been sufficient in recent years, available supplies are subject to disruption due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

     Coal and Lignite Supply. Our Electric Operations business segment purchases approximately 80% of the coal for its four coal-fired units under two long-term contracts from mines in Wyoming. The first of these contracts will expire in 2010, and the second will expire in 2011. We obtain the remaining coal required to operate these units under short-term contracts. Burlington Northern Santa Fe Railroad and Union Pacific Railroad Company transported our coal supply during 2000 under long-term rail transportation contracts. A new long-term rail transportation contract with Burlington Northern Santa Fe Railroad went into effect in March 2000.

     We obtain the lignite used to fuel the two units of our Limestone Electric Generating station from a surface mine adjacent to the plant. We own the mining equipment, facilities and a portion of the lignite reserves located at this mine. We believe the lignite reserves we currently own under lease and contract will be sufficient to provide substantially all of the lignite requirements of this facility through 2015. During 2000, a test burn of subbituminous coal was performed at the Limestone station in order to determine its viability as a fuel for that station. As a component of our nitrogen oxides (NOx) control strategy for this station, we anticipate utilizing a blend of lignite and Wyoming subbituminous coal beginning in 2002. We expect that we will obtain Wyoming coal through spot and long-term contracts at a delivered price equivalent to that of lignite.

     Nuclear Fuel Supply. The South Texas Project satisfies its fuel supply requirements by acquiring uranium concentrates, converting uranium concentrates into uranium hexafluoride, enriching uranium hexafluoride, and fabricating nuclear fuel assemblies.

     We have numerous contracts covering a portion of our nuclear fuel needs for uranium, conversion services, enrichment services and fuel fabrication. These contracts have varying expiration dates and most are short to medium term (less than seven years). Management believes that sufficient capacity for nuclear fuel supplies and processing exists to preclude the impairment of normal operations of South Texas Project's nuclear generating units.

     Purchased Power Supply. Our Electric Operations business segment purchases power from various qualifying facilities exercising their rights under the Public Utility Regulatory Policies Act of 1978. These purchases are generally at the discretion of the qualifying facility and are made pursuant to a pricing methodology defined in tariffs approved by the Texas Utility Commission. Reliant Energy HL&P purchased a total of 14.8 million megawatt hours (MWh) and 16.4 million MWh from qualified facilities in 1999 and 2000, respectively. Due to the Legislation and the commencement of wholesale competition, we anticipate terminating or renegotiating the contracts requiring us to purchase qualified facility power by the end of December 2001, as regulation culminates for the generation portion of our Electric Operations business segment.

     From time to time, as market conditions dictate, we also purchase power under contracts from various wholesale market participants, exempt wholesale generators, power marketers and other utilities. For additional information regarding additional generation supply in ERCOT, please read "-- Electric Operations Assets -- Generation" above. The increase in supply could result in a lower cost per MWh in the open market, unless demand increases more than anticipated. As a result, we may purchase more power in the future than we have in the past.

COMPETITION

     Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future
Earnings -- Competitive, Regulatory and Other Factors Affecting Our Electric Operations" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                            NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution business segment consists of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail gas marketing operations.

     We conduct intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers through three unincorporated divisions of RERC Corp.: Reliant Energy Arkla (Arkla), Reliant Energy Entex (Entex) and Reliant Energy Minnegasco (Minnegasco). These operations are regulated as gas utility operations in the jurisdictions served by these divisions.

     - Arkla. Arkla provides natural gas distribution services in Arkansas, Louisiana, Oklahoma and Texas. The largest metropolitan areas served by Arkla are Little Rock, Arkansas and Shreveport, Louisiana. In 2000, approximately 68% of Arkla's total throughput was attributable to retail sales of gas and approximately 32% was attributable to transportation services.

     - Entex. Entex provides natural gas distribution services in over 500 communities in Louisiana, Mississippi and Texas. The largest metropolitan area served by Entex is Houston, Texas. In 2000, approximately 97% of Entex's total throughput was attributable to retail sales of gas and approximately 3% was attributable to transportation services.

     - Minnegasco. Minnegasco provides natural gas distribution services in over 240 communities in Minnesota. The largest metropolitan area served by Minnegasco is Minneapolis, Minnesota. In 2000, approximately 97% of Minnegasco's total throughput was attributable to retail sales of gas and approximately 3% was attributable to transportation services.

     The demand for intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers is seasonal. In 2000, approximately 73% of our Natural Gas Distribution business segment's revenues occurred in the first and fourth quarters. These patterns reflect the higher demand for natural gas for heating purposes during those periods.

SUPPLY AND TRANSPORTATION

     Arkla. In 2000, Arkla purchased approximately 57% of its natural gas supply from Reliant Energy Services, 15% pursuant to third-party contracts, with terms varying from three months to one year, and 28% on the spot market. Arkla's major third-party natural gas suppliers in 2000 included Oneok Gas Marketing Company, Marathon Oil Company and Aquila Energy Marketing Corporation. Arkla transports substantially all of its natural gas supplies under contracts with our pipeline subsidiaries. These transportation contracts were renegotiated during 2000 and have been extended to March 2005.

     Entex. In 2000, Entex purchased virtually all of its natural gas supply pursuant to term contracts, with terms varying from one to five years. Entex's major third-party natural gas suppliers in 2000 included Enron North America Corp., Kinder Morgan Texas Pipeline, L.P., Gulf Energy Marketing, Island Fuel Trading and Koch Energy Trading. Entex transports its natural gas supplies on both interstate and intrastate pipelines under long-term contracts with terms varying from one to five years.

     Minnegasco. In 2000, Minnegasco purchased approximately 81% of its natural gas supply pursuant to term contracts, with terms varying from one to ten years, with more than 25 different suppliers. Minnegasco purchased the remaining 18% on the daily or spot market. Most of the natural gas volumes under long-term contracts are committed under terms providing for delivery during the winter heating season, November through March. Minnegasco purchased approximately 64% of its natural gas requirements from four suppliers in 2000: Pan-Alberta Gas Ltd., Reliant Energy Services, TransCanada Gas Services Inc. and Duke Energy Trading and Marketing, LLC. Minnegasco transports its natural gas supplies on various interstate pipelines under long-term contracts with terms varying from five to ten years.

     For additional information regarding our ability to pass through changes in natural gas prices to our customers, please read "Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Certain Factors Affecting Our Future Earnings -- Competitive and Other Factors Affecting RERC Operations -- Natural Gas Distribution" in Item 7 of this Form 10-K.

     Arkla and Minnegasco use various leased or owned natural gas storage facilities to meet peak-day requirements and to manage the daily changes in demand due to changes in weather. Minnegasco also supplements contracted supplies and storage from time to time with stored liquefied natural gas and propane-air plant production.

     Minnegasco owns and operates a 7.0 billion cubic feet (Bcf) underground storage facility, having a working capacity of 2.1 Bcf available for use during a normal heating season and a maximum daily withdrawal rate of 50 million cubic feet (MMcf) per day. Minnegasco also owns ten propane-air plants with a total capacity of 191 MMcf per day and on-site storage facilities for 11 million gallons of propane (1.0 Bcf gas equivalent). Minnegasco owns a liquefied natural gas facility with a 12 million-gallon liquefied natural gas storage tank (1.0 Bcf gas equivalent) with a send-out capability of 72 MMcf per day.

     Although available natural gas supplies have exceeded demand for several years, currently supply and demand appear to be in balance. Our Natural Gas Distribution business segment has sufficient supplies and pipeline capacity under contract to meet its firm customer requirements. However, from time to time, it is possible for limited service disruptions to occur due to weather conditions, transportation constraints and other events. As a result of these factors, supplies of natural gas may become unavailable from time to time or prices may increase rapidly in response to temporary supply constraints or other factors.

MARKETING AND SALES

     Our Natural Gas Distribution business segment's marketing and sales group provides comprehensive natural gas products and services to industrial and commercial customers in the region from Southern Texas to the panhandle of Florida, as well as in the Midwestern United States. In 2000, approximately 94% of total throughput was attributable to the sale of natural gas and approximately 6% was attributable to transportation services. Typical customer contract terms for natural gas sales range from one day to three years. Our marketing and sales groups' operations may be affected by seasonal weather changes, and the relative price of natural gas. In addition, this segment has performed as a natural gas marketer to residential and small commercial customers in several states where natural gas deregulation has occurred. In 2000, however, we decided to exit these markets in order to re-focus resources and efforts on different markets. Accordingly, we divested our retail customer contracts in non-strategic areas during 2000 and completed the sale of our Georgia retail agreements in March 2001.

ASSETS

     As of December 31, 2000, we owned approximately 60,000 linear miles of gas distribution mains, varying in size from one-half inch to 24 inches in diameter. Generally, in each of the cities, towns and rural areas served by our Natural Gas Distribution business segment, we own the underground gas mains and service lines, metering and regulating equipment located on customers' premises and the district regulating equipment necessary for pressure maintenance. With a few exceptions, the measuring stations at which we receive gas from our suppliers are owned, operated and maintained by others, and our distribution facilities begin at the outlet of the measuring equipment. These facilities, including odorizing equipment, are usually located on the land owned by suppliers.

COMPETITION

     Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future
Earnings -- Competitive and Other Factors Affecting RERC Operations -- Natural Gas Distribution" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                            PIPELINES AND GATHERING

     Our Pipelines and Gathering business segment operates two interstate natural gas pipelines as well as gas gathering and pipeline services. Our pipeline operations are conducted by two wholly owned interstate pipeline subsidiaries of RERC Corp., Reliant Energy Gas Transmission Company (REGT) and Mississippi River Transmission Corporation (MRT). Our gathering and pipeline services operations are conducted by a wholly owned gas gathering subsidiary, Reliant Energy Field Services, Inc. (REFS), and a wholly owned pipeline services subsidiary, Reliant Energy Pipeline Services, Inc. (REPS). In 2000, we stopped reporting the results of operations from our gathering operations, assets and business in our Wholesale Energy business segment and began reporting these results in our former Interstate Pipelines business segment, which was renamed the "Pipelines and Gathering" business segment.

     Through REFS, we provide natural gas gathering and related services, including related liquids extraction and other well operating services. As of December 31, 2000, REFS operated approximately 4,000 miles of gathering pipelines, which collect natural gas from more than 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas. Through REPS we provide pipeline project management and facility operation services to affiliates and third parties.

     In 2000, approximately 29% of our Pipelines and Gathering business segment's total operating revenue was attributable to services provided by REGT to Arkla, and approximately 14% of its total operating revenue was attributable to services provided by MRT to Laclede Gas Company (Laclede), an unaffiliated distribution company that provides natural gas utility service to the greater St. Louis metropolitan area in Illinois and Missouri. An additional 15% of our Pipelines and Gathering business segment's operating revenues was attributable to the transportation of gas marketed by Reliant Energy Services. Our Pipelines and Gathering segment provides service to Arkla and Laclede under several long-term firm storage and transportation agreements. At the end of 2000, REGT renewed various contracts for firm transportation and storage services with Arkla. These renewals extended the term of service in Arkla's major areas to 2005. The expiration dates for the service agreements with Laclede range from October 2001 through May 2002. We are currently negotiating the terms and conditions of a renewal of these agreements with Laclede.

     The business and operations of our Pipelines and Gathering business segment may be affected by seasonal changes in the demand for natural gas, the relative price of natural gas in the Midcontinent and Gulf Coast natural gas supply regions and, to a lesser extent, general economic conditions.

ASSETS

     We own and operate approximately 8,200 miles of gas transmission lines. We also own and operate six natural gas storage fields with a combined daily deliverability of approximately 1.2 Bcf per day and a combined working gas capacity of approximately 55.8 Bcf. REGT also owns a 10% interest, with Gulf South Pipeline Company, LP, in the Bistineau storage facility with 68.8 Bcf of working gas capacity and 1.1 Bcf per day of deliverability. REGT's storage capacity in the Bistineau facility is 18 Bcf (8 Bcf of working gas) with 100 MMcf per day of deliverability. Most of our storage operations are in north Louisiana and Oklahoma. We also own and operate approximately 4,000 miles of gathering pipelines that collect gas from more than 200 separate systems located in major producing fields in Arkansas, Louisiana, Oklahoma and Texas.

COMPETITION

     Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future
Earnings -- Competitive and Other Factors Affecting RERC Operations -- Pipelines and Gathering" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                                WHOLESALE ENERGY

     Our Wholesale Energy business segment provides electricity and energy services in the competitive segments of the United States electric power industry. We acquire, develop and operate electric power generation facilities that are not subject to traditional cost-based regulation. Therefore, under current statutes and regulations we can sell power at prices determined by the market. We also trade and market power, natural gas and other energy-related commodities and provide related risk management services.

POWER GENERATION OPERATIONS

     As of December 31, 2000, our Wholesale Energy business segment owned or leased electric power generation facilities with an aggregate net generating capacity of 9,231 MW located in five regions of the United States. We also had 2,766 MW of generating capacity under construction as of that date.

     The following table describes our Wholesale Energy business segment's power generation facilities by region as of December 31, 2000:

               REGIONAL SUMMARY OF OUR U.S. GENERATION FACILITIES

                        NUMBER OF     TOTAL NET
                        GENERATION    GENERATING
REGION                  FACILITIES   CAPACITY(MW)   DISPATCH TYPE(1)       PRIMARY FUEL
------                  ----------   ------------   -----------------   ------------------
MID-ATLANTIC
  Operating...........      21           4,262      Base, Inter, Peak   Gas/Coal/Oil/Hydro
SOUTHWEST
  Operating...........       6           4,045      Base, Inter, Peak   Gas
  Under
     Construction.....       1             563      Base, Peak          Gas
                            --          ------
  Combined............       7           4,608
MIDCONTINENT
  Operating...........       1             255      Peak                Gas
  Under
     Construction.....       1             962      Peak                Gas
                            --          ------
  Combined............       2           1,217
FLORIDA
  Operating...........       1             619      Inter, Peak         Gas/Oil
  Under
     Construction.....       1             460      Peak                Gas/Oil
                            --          ------
  Combined............       2           1,079
TEXAS(2)
  Operating...........       1              50      Base, CoGen         Gas
  Under
     Construction.....       1             781      Base, CoGen         Gas
                            --          ------
  Combined............       2             831
TOTAL
  Operating...........      30           9,231
  Under
     Construction.....       4           2,766
                            --          ------
  Combined............      34          11,997
                            ==          ======

---------------

(1) The designations "Base," "Inter," "Peak" and "CoGen" indicate whether the facilities described are base-load, intermediate, peaking or cogeneration facilities, respectively. "Cogeneration" means the combined production of steam and electricity in a generation facility.

(2) Reliant Resources, which holds our Wholesale Energy operations, has an option exercisable in January 2004 to acquire Reliant Energy's interest in Texas Genco, a partnership that is expected to own 14,040 MW of net generating capacity in Texas. For additional information regarding Texas Genco and this option, please read "-- Electric Operations -- Texas Genco" in Item 1 of this Form 10-K.

     The following sections describe the power generation operations and facilities of our Wholesale Energy business segment by region:

     Mid-Atlantic Region. As of December 31, 2000, we owned or leased 21 electric power generation facilities with an aggregate net generating capacity of 4,262 MW located in the Pennsylvania-New Jersey-Maryland market (PJM market). These facilities are owned or leased by subsidiaries of Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) and include 2,009 MW of base-load, 803 MW of intermediate and 1,450 MW of peaking capacity, and represent approximately 7% of the total generation capacity in the PJM market. We sell the power generated by these facilities to customers located in the PJM market and to buyers in adjacent electricity markets. The PJM market is one of the most mature and liquid electricity markets functioning in the United States. In the PJM market, buyers and sellers "clear" their transactions through an hourly auction process. In addition, buyers and sellers can negotiate their own contracts outside of the auction process. We sell power in this market both through the hourly auction process and under negotiated contracts. We purchased our Mid-Atlantic generation facilities from Sithe Energies, Inc. in May 2000 for an aggregate purchase price of $2.1 billion. For additional information related to the purchase of the Mid-Atlantic generation facilities, please read Note 3(a) to our consolidated financial statements.

     Southwest Region. As of December 31, 2000, we owned six electric power generation facilities with an aggregate net generating capacity of 4,045 MW located in the states of California and Nevada. These facilities include 240 MW of base-load, 3,395 MW of intermediate and 410 MW of peaking capacity and represent approximately 5% of the total generation capacity in the Southwest region, which encompasses a region in the southwest part of the United States that includes the states of Arizona and California, and portions of the states of New Mexico and Nevada. This region contains approximately 15% of the U.S. population. We sell the power generated by these facilities to customers located in the Southwest region.

     We purchased five plants from Southern California Edison Company (SCE) in three transactions in 1998 for an aggregate purchase price of $292 million. Although we exercise management authority over these five plants, we have contracted with SCE to operate and maintain these plants through March 2003. However, we have elected to terminate these contracts effective April 2001.

     We own a 50% interest in a 490 MW gas-fired, base-load/peaking facility located near Las Vegas, Nevada. Sempra Energy owns the other 50% interest in this plant. We invested $77 million to develop this plant, which has been in commercial operation since May 2000.

     In addition, we have a 563 MW gas-fired, base-load/peaking generation facility under construction in Casa Grande, Arizona. As of December 31, 2000, the engineering work for this facility had been completed and the construction work was approximately 65% complete. Based on this status, we expect this facility will begin commercial operation in the third quarter of 2001.

     California was among the first states to restructure its electricity markets, based on the establishment of a pool-based bidding system for wholesale energy and the transfer of authority over the transmission system to the California Independent System Operator (Cal ISO). Although buyers and sellers in California originally transacted for short-term, day-ahead and day-of power through the California Power Exchange (Cal PX), the Cal PX suspended its day-ahead and day-of markets effective January 31, 2001 and filed for bankruptcy protection on March 9, 2001. Consequently, the majority of power that is not generated by the utilities' own generation is currently sold through bilateral contracts or in the Cal ISO's real-time market. For information about the current market conditions in California, please read "Regulation -- State and Local Regulations -- California" in Item 1 of this Form 10-K and "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy
Operations -- California" in Item 7 of this Form 10-K, as well as Notes 14(h) and 14(g) to our consolidated financial statements.

     In the Southwest region, there is presently no regional transmission organization (RTO) in place to manage the transmission systems or to operate energy markets on a region-wide basis, although two RTO working groups are evaluating the establishment of an organization that would assume control, subject to

Federal Energy Regulatory Commission (FERC) approval, over the transmission systems of the utilities operating in this region.

     Midcontinent Region. We own two electric power generation facilities in the Midcontinent region. One gas-fired peaking generation facility is located in Shelby County, Illinois. As of December 31, 2000, six of the eight generating units at this facility were in commercial operation. When all of the generating units at this plant are in commercial operation, it will have an aggregate net generating capacity of 344 MW. We expect the remaining two units to be operational by May 2001. We sell the power generated by this facility on the open market. This facility was placed in commercial operation in June 2000 at an aggregate cost of $182 million. Upon completion, we anticipate the total cost of developing this facility will be approximately $210 million.

     We also have an 873 MW gas-fired peaking generation facility under construction in Aurora, Illinois. As of December 31, 2000, the engineering work for this facility was approximately 79% complete and the construction work was approximately 54% complete. Based on this status, we expect this facility will begin commercial operation in the second quarter of 2001.

     Our Illinois generating facilities are located in the Midcontinent region near Chicago and primarily sell their output in the Mid-America Interconnected Network reliability council. However, they are capable of serving the entire Midcontinent region. The Midcontinent region encompasses all or a portion of three reliability councils that include the states of Illinois, Wisconsin, Missouri, Indiana, Ohio, Michigan, Virginia, West Virginia, Tennessee, Maryland, Mississippi, Pennsylvania, Alabama, Georgia and Kentucky.

     Florida. We own one gas and oil-fired intermediate/peaking generation facility with an aggregate net generating capacity of 619 MW located near Titusville, Florida (Indian River plant). This facility can be operated as either an intermediate or a peaking facility and represents approximately 1.5% of the total generation capacity in the state of Florida. We sell up to 593 MW of the power generated by this facility to the Orlando Utilities Commission
(OUC) under a four-year power purchase agreement that was scheduled to terminate in September 2003. OUC has exercised its option to extend the power purchase agreement to September 2007 at a base capacity of 500 MW. Any excess power generated by the plant is sold to other utilities and rural electric cooperatives within the region. We purchased this facility from OUC in October 1999 for a net purchase price of $188 million.

     In addition to our Indian River plant, we are beginning construction on a 460 MW gas- and oil-fired peaking generation facility in Osceola County, Florida. As of December 31, 2000, the engineering work for this facility was approximately 56% complete and the construction work was approximately 9% complete. We expect this facility will begin commercial operation in the third quarter of 2001.

     In the first quarter of 2001, we entered into tolling arrangements with a third party to purchase the rights to utilize and dispatch electric generating capacity of approximately 1,100 MW. This electricity is expected to be generated by two gas-fired, simple-cycle peaking plants, with fuel oil backup, to be constructed by the tolling partner in Florida, which are anticipated to be completed by the summer of 2002.

     The state of Florida (other than a portion of the western panhandle) constitutes a single reliability council and contains approximately 5% of the U.S. population. Florida is in the process of establishing an independent system operator that will further define the rules and requirements around which a competitive wholesale market will develop. Transactions in the Florida market are presently non-standard and highly negotiated for terms and conditions. Until the rules for system operations are established, we expect the Florida market to continue to be illiquid.

     Texas. We own a 50% interest in a 100 MW gas-fired base/cogeneration facility in Orange, Texas (Sabine plant). Air Liquide owns the other 50% interest in this plant. The Sabine plant, in which we invested $32 million, has been in commercial operation since December 1999. In addition to the Sabine plant, we currently have a 781 MW gas-fired, combined cycle, cogeneration facility under construction in Channelview, Texas (Channelview plant). As of December 31, 2000, the engineering work for this facility was approximately 75% complete and the construction work of Phase I (which consists of 171 MW) was approximately 30% complete. Based on this status, we expect this facility will begin commercial operation in the third quarter of 2001. Equistar Chemicals, L.P. has agreed to purchase up to 293 MW of the Channelview plant's capacity under a 17-year contract. Discussions regarding the possible sale of a substantial portion of the balance of the output of the plant on a long-term basis are currently underway.

DEVELOPMENT ACTIVITIES

     We intend to continue to grow the generation asset portfolios of our Wholesale Energy business segment by developing additional capacity either through building new facilities or expanding existing facilities in our domestic regional markets. As of December 31, 2000, we had 2,766 MW of projects under construction. We consider a project to be "under construction" once we have acquired the necessary permits to begin construction, broken ground at the project site and contracted to purchase machinery for the project, including the combustion turbines. In addition, we have a significant number of other projects that are in various stages of development. These projects may or may not have received all of the necessary permits and approvals to begin construction. We cannot assure you that these projects will be completed. As of March 1, 2001, we had the right to purchase 47 new combustion turbines from General Electric Company and Siemens Westinghouse Power Corporation scheduled for delivery by the third quarter of 2003, representing approximately 6,324 MW of generating capacity for an aggregate purchase price of approximately $1.3 billion. Some of these combustion turbines will be utilized in both simple cycle and combined cycle configurations. The combined cycle configurations will result in increased capacity due to the additional electricity generated by the associated steam turbines. Consequently as of March 1, 2001, the total maximum plant capacity for these turbine commitments is approximately 7,991 MW.

DOMESTIC TRADING, MARKETING, POWER ORIGINATION AND RISK MANAGEMENT OPERATIONS

     In addition to our power generation operations, we trade and market power, natural gas and other energy-related commodities and provide related risk management services to our customers. Our domestic trading, marketing, power origination and risk management operations complement our domestic power generation operations by providing a full range of energy management services. These services include management of the sales and marketing of energy, capacity and ancillary services from these facilities, and also management of the purchase and sale of fuels and emissions allowances needed to operate these facilities. Generally we seek to sell a portion of the capacity of our domestic facilities under fixed-price sale contracts, fixed-capacity payments or contracts to sell generation at a predetermined multiple of either gas or oil prices. This provides us with certainty as to a portion of our margins while allowing us to maintain flexibility with respect to the remainder of our generation output. We evaluate the regional forward power market versus our own fundamental analysis of projected future prices in the region to determine the amount of our capacity we would like to sell and the terms of sale pursuant to longer-term contracts. We also take operational constraints and operating risk into consideration in making these determinations. Generally we seek to hedge a portion of our fuel costs, which are usually linked to a percentage of our power sales. We also market energy-related commodities and offer physical and financial wholesale energy marketing and price risk management products and services to a variety of customers. These customers include natural gas distribution companies, electric utilities, municipalities, cooperatives, power generators, marketers or other retail energy providers, aggregators and large volume industrial customers.

     The following table illustrates the growth of our physical power and gas trading volumes since 1998:

                                TRADING VOLUMES

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                           ---------------------------------------------
                                               1998            1999            2000
                                           -------------   -------------   -------------
Total Power (MWh)........................     65,227,898     112,133,103     201,938,485
Total Gas (MMBtu)(1).....................  1,163,124,196   1,820,261,473   2,509,206,281

---------------

(1) These figures include sales to RERC's natural gas distribution companies.

     Electric Power Trading and Marketing. We purchase electric power from other generators and marketers and sell power primarily to electric utilities, municipalities and cooperatives and other marketing companies. Our trading and marketing group is also responsible for the marketing of power produced from the power plants we own. We also provide risk management, physical and financial fuel purchase and power sales and optimization services to our customers.

     Power Origination. We have a specific group of employees focused on developing and providing customers with long-term customized products (power origination products). These products are designed and negotiated on a case-by-case basis to meet the specific energy requirements of our customers. Our power origination teams work closely with our trading and marketing group and our power generation group to sell long-term products from our power generation assets. They also work to leverage our market knowledge to capture attractive opportunities available through selling products that combine or repackage energy products purchased from third parties with other third-party products or with products from our power generation assets. Our efforts to sell power origination products from our power generation assets have been focused on longer-term forward sales to municipalities, cooperatives and other companies that serve end users, as well as sales of near-term products that are not widely traded. Our power origination products that combine or repackage third-party products are generally highly structured and therefore require the application of our commercial capabilities (e.g., power trading and asset positions).

     Natural Gas Trading and Marketing. We purchase natural gas from a variety of suppliers under daily, monthly, variable-load, base-load and term contracts that include either market-sensitive or fixed pricing provisions. We sell natural gas under sales agreements that have varying terms and conditions, most of which are intended to match seasonal and other changes in demand. We sold an average of 6.9 Bcf per day of natural gas in 2000, an average of 5.0 Bcf per day in 1999 and an average of 3.2 Bcf per day in 1998, some of which was sold to our natural gas distribution companies. We plan to continue to purchase natural gas to supply our power plants.

     Our natural gas marketing activities include contracting to buy natural gas from suppliers at various points of receipt, aggregating natural gas supplies and arranging for their transportation, negotiating the sale of natural gas, and matching natural gas receipts and deliveries based on volumes required by customers. We make transportation arrangements with affiliated and non-affiliated interstate and intrastate pipelines through a variety of means, including short-term and long-term firm and interruptible agreements. We also enter into various short-term and long-term firm and interruptible agreements for natural gas storage in order to offer peak delivery services to satisfy winter heating and summer electric generating demands. These services are also intended to provide an additional level of performance security and backup services to our customers.

     Other Commodities and Derivatives. We trade and market other energy-related commodities. We use derivative financial instruments to manage and hedge our fixed-price purchase and sale commitments and to provide fixed-price or floating-price commitments as a service to our customers and suppliers. We also use derivative financial instruments to reduce our exposure relative to the volatility of the cash and forward market prices and to protect our investment in storage inventories. For additional information regarding our financial exposure to derivative financial instruments, please read "Management's Discussion and Analysis of Financial Results and
Operations -- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy Operations -- Price Volatility" in Item 7 of this Form 10-K and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

     Risk Management Controls. We control the scope of our trading, marketing, power origination and risk management operations through a comprehensive set of policies and procedures involving senior levels of our management. Our Board of Directors sets the risk limit parameters and the audit committee of the Board has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. A risk oversight committee, comprised of corporate and business segment officers, oversees all of our activities, which include commodity price, credit, foreign currency, equity and interest rate risk, including our trading, marketing, power origination and risk management operations. The committee also proposes value-at-risk limits to our Board of Directors. Our Board ultimately sets our aggregate value-at-risk limit. We have a corporate risk control organization, headed by a chief risk control officer, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions. Key risk control activities include credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation, and daily portfolio reporting for our trading and asset activities, including mark-to-market valuation, value-at-risk and other risk measurement metrics. For additional information regarding our risk management accounting policies, please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

COMPETITION

     Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future
Earnings -- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy Operations" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                                EUROPEAN ENERGY

     Our European Energy business segment includes the operations of N.V. UNA
(UNA) and its subsidiaries and our European trading, marketing and risk management operations. We created this segment in the fourth quarter of 1999 with the acquisition of UNA and the formation of our European trading, marketing and risk management operations. For additional information regarding our acquisition of UNA, please read Note 3(b) to our consolidated financial statements. Our European Energy business segment generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and marketing industry in Northwest Europe.

EUROPEAN POWER GENERATION OPERATIONS

     Facilities. As of December 31, 2000, we owned five electric power generation facilities with an aggregate net generating capacity of 3,476 MW located in the Netherlands. These facilities are grouped in three clusters in the Amsterdam, Utrecht and Velsen regions. UNA is the third largest generating company in the Netherlands in terms of both installed capacity and electricity production. In 2000, UNA generated more than 20% of the country's electricity production, excluding electricity generated by cogeneration or other industrial processes. In addition to electricity, UNA's generating stations supply a number of municipalities, including Amsterdam, Nieuwegein, Utrecht and Purmerend, with hot water for district heating purposes in cooperation with two large Dutch distribution companies. In 2000, approximately 47% of UNA's generation output was natural gas-fired, 15% was blast furnace gas-fired, 38% was coal-fired and less than 1% was oil-fired. UNA procures its gas from Gasunie, the monopoly gas supplier in the Netherlands. UNA procures its coal from GKE, a coal trading and supply company owned jointly by UNA and one of the other large Dutch generation companies.

     We acquired UNA, then named N.V. Energieproduktiebedrijf UNA, effective in October 1999. UNA was the first Dutch generating company to have its stock sold to investors under a privatization program established under the Dutch Electricity Act. The total net purchase price of the acquisition was $1.9 billion based on the October 7, 1999 exchange rate of 2.06 Dutch Guilders (NLG) per U.S. dollar.

     The following table describes the electric power generation facilities we owned in the Netherlands as of December 31, 2000:

                          DUTCH GENERATION FACILITIES

                                         NET GENERATING
                                            CAPACITY          DISPATCH
 GENERATION FACILITIES(1)    LOCATION         (MW)             TYPE(2)        PRIMARY FUEL
 ------------------------    ---------   --------------   -----------------   ------------
Hemweg.....................  Amsterdam       1,229           Base, Peak        Coal/Gas
Velsen.....................   Velsen           990        Base, Inter, Peak    Gas/Blast
                                                                              Furnace Gas
Utrecht....................   Utrecht          939        Base, Inter, Peak     Gas/Oil
Diemen.....................  Amsterdam         249              Base              Gas
Purmerend..................  Purmerend          69              Inter             Gas
                                             -----
          Total............                  3,476
                                             =====

---------------

(1) We own a 100% interest in each facility listed. All of these facilities are operational.

(2) The designations "Base," "Inter" and "Peak" indicate whether the facilities described are base-load, intermediate or peaking facilities, respectively.

     Market Framework. The Netherlands has a peak demand of approximately 14,200 MW. In 1999, UNA and the three other largest Dutch generating companies supplied approximately 52% of the electricity consumed in the Netherlands. Smaller Dutch producers supplied about 30% of consumed electricity and the remainder was imported. The wholesale market opened to competition on January 1, 2001. The retail market has been open to competition for large industrial customers since January 1, 1999. In 2002, the next retail segment, composed primarily of commercial customers, will open to competition. The remaining customers, mainly residential users, are expected to be able to choose their supplier by early 2003. The timing of the opening of these markets is subject to change at the discretion of the Dutch Minister of Economic Affairs.

     Customers who can select their electric supplier have the choice of purchasing power through bilateral contracts or on the Amsterdam Power Exchange, which was the first power exchange in Northwest Europe and has been in operation since the spring of 1999. Distribution companies, which serve the captive customers in the Netherlands, are effectively required to purchase a substantial amount of their requirements through bilateral contracts with a term of at least one year.

     With the start of full-scale wholesale deregulation in January 2001, the high voltage transmission grid company (TenneT) has taken on the role of independent system operator. In this role, TenneT is responsible for the stability of the transmission grid.

EUROPEAN TRADING, MARKETING AND RISK MANAGEMENT OPERATIONS

     In October 1999, we established our European trading, marketing and risk management operations in order to participate in the emerging European energy trading and marketing businesses. We are initially focusing on trading opportunities in the Netherlands and Germany and plan to expand into other European markets in the future. Our marketing operations will initially concentrate on selling power to large industrial and commercial customers as well as distribution companies.

     Our European trading, marketing and risk management operations utilize a business model, including risk management and control policies, that is similar to that utilized in our operations in the United States, while recognizing relevant differences between these markets. Currently, the primary difference is a much lower level of liquidity in both gas and power markets in Continental Europe than in the United States. This difference is largely the result of market maturity. In the United States, natural gas deregulation preceded power deregulation and began over a decade ago. In Continental Europe, restructuring of the power markets began less than two years ago and restructuring of the gas markets is only just beginning. Given the strides made thus far in Europe and the lessons learned from energy deregulation in the United States, the United

Kingdom and other countries around the world, we expect liquidity to increase steadily in European gas and power markets. We expect to capitalize on these developments by drawing on our U.S. and European experiences to offer the types of products and services that customers will need in the new and developing environment. As of December 31, 2000, our European trading, marketing and risk management operations had committed to sell the full amount of UNA's targeted sales through 2001.

COMPETITION

     Please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future
Earnings -- Competitive, Regulatory and Other Factors Affecting Our European Energy Operations" in Item 7 of this Form 10-K, which section is incorporated herein by reference.

                                OTHER OPERATIONS

     Our Other Operations business segment includes:

     - the operations of our unregulated retail electric businesses,

     - the operations of our communications business (Communications),

     - the operations of our eBusiness group,

     - the operations of our venture capital division (New Ventures),

     - the operations of Reliant Energy Thermal Systems, Inc. (Reliant Energy Thermal Systems),

     - various office buildings and other real estate used in our business operations,

     - unallocated corporate costs, and

     - inter-segment eliminations.

UNREGULATED RETAIL ELECTRIC BUSINESSES

     We intend to become a provider of retail electric services in Texas through Reliant Energy Retail Services, LLC (Services) and Reliant Energy Solutions, LLC (Solutions) when the market opens to retail competition in January 2002. Beginning with full retail electric competition in Texas on January 1, 2002, we will provide electricity and related products and services to residential and small commercial customers through Services, and we will offer customized, integrated electric commodity, energy management and e-commerce services to the large commercial and industrial customers through Solutions. Both Services and Solutions have been certified as retail electric providers by the Texas Utility Commission, and both are wholly owned, indirect subsidiaries of Reliant Resources.

     Services will provide retail electric services to all of the approximately
1.5 million residential and small commercial customers served by Reliant Energy HL&P located in its certificated service area who do not take action to select another retail electric provider. Services will be the affiliated retail electric provider in Reliant Energy HL&P's certificated service area (both before and after the Distribution) and will be a non-affiliated retail electric provider in other parts of Texas. For additional information regarding retail electric competition, please read "Regulation -- State and Local
Regulations -- Texas -- Electric Operations -- The Legislation" in Item 1 of this Form 10-K.

     In preparation for retail electric competition in Texas, we are expanding an infrastructure of business systems, procedures and practices to meet the needs of our retail businesses. These include a customer care system module and wholesale/retail energy supply, risk management, e-commerce, scheduling/settlement, customer relationship management and sales force automation systems. As of December 31, 2000, we had spent $50 million on retail infrastructure development. In addition, we plan to spend approximately $48 million by the end of 2001.

     Market Framework. For additional information regarding the Legislation, retail competition and its application to our operations and structure, please read "Our Business -- Restructuring," "Electric Operations," and
"Regulation -- State and Local Regulations -- Texas -- Electric
Operations -- The Legislation" in Item 1 of this Form 10-K, "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Electric Operations" in Item 7 of this Form 10-K and Note 4 to our consolidated financial statements, which sections and note are incorporated herein by reference.

     Solutions. Solutions provides customized, integrated energy solutions, including commodity, risk management and energy services products, and demand side and eBusiness management services to large commercial and industrial customers. These services include the replacement or upgrade of energy-intensive capital equipment, infrastructure optimization, substation development, maintenance and control, and power quality assurance. Solutions targets institutional, government, manufacturing, industrial and large commercial customers, including multisite retailers and restaurants, petroleum refineries, chemical companies, and internet data centers. These customers typically have a peak electricity demand of greater than one MW for the aggregate of their Texas facilities. As of December 31, 2000, this customer segment in Texas included approximately 7,000 customer accounts or metered service points (approximately 2,000 buying organizations) consuming an aggregate of 100 million MWh of electricity per year.

     Since its formation in April 1996, Solutions has completed over 220 projects for large commercial, institutional, governmental and industrial clients. In November 1999, Solutions acquired the Energy Service Division of Southland Industries, Inc. for $37 million. This strategic acquisition strengthened Solutions' engineering and project management expertise and established a comprehensive marketing arrangement with Southland Industries, a leading engineering and construction firm. Solutions has also developed an integrated product offering to serve both the commodity and energy services needs of its customers.

COMMUNICATIONS

     We formed our Communications business to be a single-source, integrated communications provider, offering web hosting and web design, enhanced data services, and local and long distance voice services to business customers within Texas. In November 1999, we began operation as a competitive local exchange carrier offering resold voice and data services to small and mid-sized business customers in Houston. In April 2000, we acquired Insync Internet Services, a business-to-business Internet services provider based in Houston with an additional presence in Austin and remote facilities in Dallas and San Antonio. Communications now serves as a facilities-based competitive local exchange carrier and Internet services provider with switching capacity, access to a fiber corridor that surrounds the Houston metropolitan area as well as network operations centers and managed data centers in Houston and Austin. As of December 31, 2000, we provided enhanced data services and local and long distance voice services to approximately 2,600 customers in Texas. The voice and data transmission markets in which we operate are highly competitive. We compete with a broad range of competitors, including the regional local exchange incumbent. Our Communications group has been transferred to Reliant Resources.

EBUSINESS

     We formed our eBusiness group in November 1999 to manage, expand and enhance our Internet presence and capabilities. The eBusiness group is charged with facilitating Internet use by our core businesses and, through Reliant Energy Net Ventures, Inc., investing in and managing a portfolio of Internet-related businesses. As of December 31, 2000, our eBusiness group had invested $18 million in the following new Internet-based businesses:

     - Pantellos. In June 2000, we, along with 20 other leading power, gas and pipeline companies, formed Pantellos, an energy industry e-procurement marketplace. The newly formed company is beginning to deliver a broad suite of integrated e-supply chain solutions to the electric, natural gas distribution, natural gas pipeline and other energy sectors. This marketplace, located at www.pantellos.com, became operational in January 2001. We expect Pantellos' primary competitors will be online vertical marketplaces, such as Enporion.com and UtilityFrontier.com.

     - IntercontinentalExchange. In July 2000, we, along with five other natural gas and power companies, American Electric Power, Aquila Energy, Duke Energy, El Paso Corporation and Mirant (formerly known as Southern Energy), made an investment in IntercontinentalExchange, a new, web-based system for trading commodities. These six companies accounted for approximately 28% of the natural gas volumes and 32% of the power volumes traded in the U.S. market in 2000. The exchange, www.intcx.com, began trading precious metals in August 2000 and began trading crude oil, oil products, natural gas and electricity in October 2000. The potential benefits of this investment include reducing our cost structure and facilitating trading activity by combining the liquidity of many of the large traders. The principal online competitors of IntercontinentalExchange are EnronOnline, HoustonStreet.com and Altra.com in addition to more traditional exchanges, such as NYMEX.

     The operations of our eBusiness group are conducted, and our ownership interest in the aforementioned eBusinesses are held, by wholly owned subsidiaries of Reliant Resources.

NEW VENTURES

     In August 1998, we formed our New Ventures division to manage our existing new technology investments and to identify and invest in promising new technologies and businesses that relate to our energy services operations. Focus areas for investment include distributed generation, power quality, clean energy, energy industry software and systems, and broadband infrastructure.

     We make our investments either directly or indirectly as limited partners in venture capital funds. As of December 31, 2000, we have invested $30 million in five venture capital funds with an energy, utility and communications focus and have made commitments to invest an additional $14 million in these funds. As of December 31, 2000, these funds held investments in 43 companies. Excluding our investment in Grande Communications, Inc. discussed below, New Ventures' direct investment portfolio consists of eight companies with a total of $8 million invested as of December 31, 2000.

     In September 2000, we agreed to make a $25 million equity investment in Grande Communications, Inc. Grande Communications is a Texas-based communications company building a deep fiber broadband network that will offer bundled services, including high-speed Internet, all-distance telephone and advanced cable entertainment to homes and businesses. We are also committed, under specified conditions, to invest a similar amount in a future Grande Communications equity financing. Grande Communications has announced its intention to build a broadband network in the Houston area and has secured a cable franchise from the city of Houston. The Houston buildout will be in addition to buildouts in the Central Texas cities of Austin, San Marcos and San Antonio which are already under development.

     Our competitors include other large electricity, energy services and communications companies with venture capital operations and venture capital and private equity funds. Both we and our competitors are subject to the fluctuations in the private and public capital markets that may seriously impair our ability to participate in attractive opportunities for future investments and/or liquidate investments by private or public market sale.

     Our New Ventures operations are wholly owned by Reliant Resources.

RELIANT ENERGY THERMAL SYSTEMS

     Reliant Energy Thermal Systems provides a comprehensive range of products and services, including energy and facility management, engineering, construction and operation of site-specific heating and cooling plants for projects, such as buildings, universities and hospitals, as well as district cooling systems for cities and large metropolitan areas. Reliant Energy Thermal Systems, in conjunction with Exelon Thermal Systems of Chicago, also operates the Northwind Houston district cooling plant, which serves downtown Houston's central business district with low-temperature chilled water services. Reliant Energy Thermal Systems is a wholly owned subsidiary of Reliant Energy and will become a subsidiary of the Regulated Holding Company.

                                   REGULATION

     We are subject to regulation by various federal, state, local and foreign governmental agencies, including the regulations described below.

PUBLIC UTILITY HOLDING COMPANY ACT

     Holding Company Status. Reliant Energy is both a public utility holding company and an electric utility company as defined in the Public Utility Holding Company Act of 1935 (1935 Act); however, it is exempt from regulation as a holding company under Section 3(a)(2) of the 1935 Act. Although RERC Corp. is a gas utility company as defined under the 1935 Act, it is not a holding company within the meaning of the 1935 Act. Reliant Energy and RERC Corp. remain subject to regulation under the 1935 Act with respect to certain acquisitions of voting securities of other domestic public utility companies and utility holding companies.

     Section 33(a)(1) of the 1935 Act exempts foreign utility company affiliates of Reliant Energy and RERC Corp. from regulation as "public utility companies," thereby permitting Reliant Energy and RERC Corp. to invest in foreign utility companies without registration under the 1935 Act as a holding company or approval by the SEC. The exemption, however, is subject to the SEC having received certification from each state commission having jurisdiction over the retail rates of any electric or gas utility company affiliated with Reliant Energy or RERC Corp. that such commission has the authority and resources to protect ratepayers subject to its jurisdiction and that it intends to exercise its authority. The Texas Utility Commission and the state regulatory commissions exercising jurisdiction over RERC Corp. (Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas) have provided a certification to the SEC subject, however, to the right of such commissions to revise or withdraw their certifications as to any future acquisition of a foreign utility company. The Texas Utility Commission and the state regulatory commissions of Arkansas and Minnesota have imposed limitations on the amount of investments by utility companies (including Reliant Energy and RERC Corp.) in foreign utility companies and, in some cases, foreign electric wholesale generating companies. These limitations are based upon a utility company's consolidated net worth, retained earnings, and debt and stockholders' equity, respectively.

     Subject to some limited exceptions, Section 33(f)(1) of the 1935 Act also prohibits any public utility company from issuing any security for the purpose of financing the acquisition, ownership or operation of a foreign utility company, or assuming any obligation or liability in respect of any security of a foreign utility company.

     In connection with the Restructuring, the Regulated Holding Company will register as a public utility holding company under the 1935 Act. Such registration will subject the Registered Holding Company to extensive reporting and accounting requirements mandated by the 1935 Act, including the filing of an annual report with the SEC and the requirement that recordkeeping is done in accordance with SEC regulations related to registered holding companies. The Registered Holding Company will generally be required to obtain SEC approval prior to the issuance, acquisition and disposition of securities and assets by it and its subsidiaries and must obtain SEC approval for certain utility mergers and acquisitions. The entry by the Registered Holding Company and its subsidiaries into businesses other than electric and/or gas utility businesses and businesses incidental thereto is also regulated and limited under the 1935 Act.

     Proposals to Repeal the 1935 Act. In recent years, several bills have been introduced in Congress that would repeal the 1935 Act. Repeal or significant modification to the 1935 Act could have a significant impact on us and the electric utility industry. At this time, however, we are not able to predict the outcome of any bills to repeal the 1935 Act or the outlook for additional legislation in 2001.

FEDERAL ENERGY REGULATORY COMMISSION

     Natural Gas. The transportation and sale for resale of natural gas in interstate commerce is subject to regulation by the FERC under the Natural Gas Act and the Natural Gas Policy Act of 1978, as amended. The FERC has jurisdiction over, among other things, the construction of pipeline and related facilities used in the transportation and storage of natural gas in interstate commerce, including the extension, expansion or abandonment of these facilities. The rates charged by interstate pipelines for interstate transportation and storage services are also regulated by the FERC.

     REGT and MRT periodically file applications with the FERC for changes in their rates and charges designed to allow them to recover their costs of providing service to customers (to the extent allowed by prevailing market conditions), including a reasonable rate of return. These rates are normally allowed to become effective after a suspension period, and in some cases are subject to refund under applicable law, until such time as the FERC issues an order on the allowable level of rates. REGT is currently operating under rates approved by the FERC that took effect in February 1995, and MRT is currently providing services pursuant to a negotiated rate settlement approved by the FERC in October 1997; however, MRT expects to file to change its rates on or before April 1, 2001.

     On February 9, 2000, the FERC issued Order No. 637, which introduces several measures to increase competition for interstate pipeline transportation services. Order No. 637 authorizes interstate pipelines to propose term-differentiated and peak/off-peak rates, and requires pipelines, including MRT and REGT, to make tariff filings to expand pipeline service options for customers. Both MRT and REGT made compliance filings in 2000; however, neither pipeline's Order No. 637 tariff filing has been acted upon by the FERC. On November 24, 2000, the FERC issued an order authorizing MRT to recover four Bcf of undercollected fuel over a three-year period. Several customers have sought rehearing of the FERC's order. Rehearings have not yet been addressed by the FERC and MRT began recovering the undercollected fuel on February 1, 2001.

     Electricity. Under the Federal Power Act, the FERC has exclusive jurisdiction over wholesale sales of electricity and the transmission of electricity in interstate commerce by "public utilities." Public utilities that are subject to the FERC's jurisdiction must file rates with the FERC applicable to their wholesale sales or transmission of electricity. Most of our generation subsidiaries sell power at wholesale and are public utilities under the Federal Power Act. The FERC has authorized these subsidiaries to sell electricity and related services at wholesale, at market-based rates. In its orders authorizing market-based rates, the FERC also has granted these subsidiaries waivers of many of the accounting, record keeping and reporting requirements that are imposed on public utilities with cost-based rate schedules.

     The FERC's orders accepting the market-based rate schedules filed by our subsidiaries or their predecessors, as is customary with these orders, reserved the right to revoke or limit our market-based rate authority if the FERC subsequently determines that any of our affiliates possess excessive market power. If the FERC were to revoke or limit our market-based rate authority, we would have to file, and obtain the FERC's acceptance of, cost-based rate schedules for all or some of our sales. In addition, the loss of market-based rate authority could subject us to the accounting, record keeping and reporting requirements that the FERC imposes on public utilities with cost-based rate schedules. Sales from our Electric Operations business segment are not subject to FERC jurisdiction because ERCOT is not connected to a national grid.

     The FERC issued Order No. 2000 in December 1999. Order No. 2000, which applies to all FERC jurisdictional transmission companies (Transco), describes the FERC's intention to oversee the establishment of large regional transportation organizations (RTOs) and sets forth the minimum characteristics and functions of RTOs. Among the basic minimum characteristics are that the RTOs must be independent and must be of sufficient scope and geographical configuration. Order No. 2000 also encourages RTOs to work with each other to minimize or eliminate "seams" issues between RTOs in order that inter-regional transactions will flow more freely. The FERC's goal is to encourage the growth of a robust competitive wholesale market for electricity. Although Transcos are not required to join RTOs, they are encouraged to do so. Under Order No. 2000, RTOs are to be operational by December 15, 2001. However, there can be no assurance that this timeline or the FERC's goals will be achieved. At least 14 separate organizations, covering the substantial majority of all FERC jurisdictional Transcos, are in various stages of organization and have made at least preliminary filings with the FERC. For additional information regarding the impact of this FERC order on future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy
Operations -- Regulation" in Item 7 of this Form 10-K.

     Trading and Marketing. Our Wholesale Energy business segment's trading and marketing operations are subject to the FERC's jurisdiction under both the Natural Gas Act and the Federal Power Act. As a gas marketer, we make sales of natural gas in interstate commerce at wholesale pursuant to a blanket certificate issued by the FERC, but the FERC does not otherwise regulate the rates, terms or conditions of these gas sales. We are also a "public utility" under the Federal Power Act, and our wholesale sales of electricity in interstate commerce are subject to a FERC-filed rate schedule that authorizes us to make sales at negotiated, market-based rates.

     In authorizing market-based rates for various of our subsidiaries, the FERC has imposed some restrictions on these entities' transactions with our Electric Operations business segment, including a prohibition on the receipt of goods or services on a preferential basis. The FERC also has imposed restrictions on natural gas transactions between our Pipelines and Gathering business segment and our Wholesale Energy business segment's trading and marketing operations to preclude any preferential treatment. Similar restrictions apply to transactions between our Electric Operations business segment and our Wholesale Energy business segment's trading and marketing operations under Texas utility regulatory laws.

STATE AND LOCAL REGULATIONS

  Texas.

     Electric Operations -- The Legislation. Reliant Energy HL&P's electric utility operations are currently subject to traditional cost-of-service regulation at rates regulated by the Texas Utility Commission. However, in June 1999, the Texas legislature adopted the Legislation which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition. Retail pilot projects for up to 5% of each utility's load in all customer classes will begin in June 2001, and retail electric competition for all other customers will begin on January 1, 2002. While the Legislation calls for the commencement of retail competition beginning on January 1, 2002, the Texas Utility Commission may delay the date on which the retail electric market is opened to competition in any power region in Texas if it determines that the region is unable to offer fair competition and reliable service to all retail customer classes on that date.

     The Legislation also requires electric utilities in Texas to restructure their businesses in order to separate power generation, transmission and distribution, and retail activities into three different units, whether commonly or separately owned. Generally, the "retail electric providers" that have been certified by the Texas Utility Commission will procure or buy electricity from the wholesale generators at unregulated rates, sell electricity at retail to their customers and pay the transmission and distribution utility a regulated tariffed rate for delivering the electricity to their customers. For additional information regarding these tariffed rates, please read "-- Electric
Operations -- Rate Case" below. Retail electric providers will not be permitted to own or operate generation assets and their prices will not be subject to traditional cost-of-service rate regulation. Retail electric providers that are affiliates of, or successors in interest to, electric utilities may compete substantially statewide for these sales, but prices they may charge to residential and small commercial customers within the affiliated electric utility's certificated service territory are subject to limitations, known as the "price to beat," at the outset of retail competition as described below.

     Two of Reliant Resources' indirect wholly owned subsidiaries, Services and Solutions, have been certified by the Texas Utility Commission as retail electric providers. Under our Business Separation Plan, these subsidiaries are the successors to the retail functions formerly performed by Reliant Energy HL&P. As "affiliated retail electric providers" of Reliant Energy HL&P, these subsidiaries will become the retail electric provider on January 1, 2002 for all customers of Reliant Energy HL&P who do not take action to select another retail electric provider. As of December 31, 2000, Reliant Energy HL&P had approximately 1.5 million residential and small commercial customers. Pursuant to Texas Utility Commission regulation, effective January 1, 2002, the retail rates charged to former Reliant Energy HL&P residential and small commercial customers who have not elected service from another retail electric provider will be fixed at the price to beat, which will be a price equal to 6% less than Reliant Energy HL&P's average rates, on a bundled basis, in effect on January 1, 1999, adjusted to take into account a new fuel factor as of December 31, 2001. The retail subsidiary serving residential and small commercial customers has the right to request the Texas Utility Commission to adjust the fuel factor included in the price to beat not more than twice a year if it demonstrates that the existing fuel factor does not adequately reflect significant changes in the market price of natural gas and purchased energy used to serve retail customers. It may not sell electricity at a price other than the price to beat to residential or small commercial customer classes in Reliant Energy HL&P's former service territory until January 1, 2005, unless before that date the Texas Utility Commission determines that 40% or more of the amount of electric power that was consumed in 2000 by the relevant class of customers within the affiliated transmission and distribution utility's traditional certificated service territory is committed to be served by other retail electric providers. In addition, as long as an affiliated retail electric provider continues to provide retail service, the Legislation requires it to make the price to beat available to residential and small commercial customers in the certificated service area of the related affiliated utility through January 1, 2007.

     The price to beat applies only to electric services provided to residential and small commercial customers. Electric services provided to large commercial and industrial customers, whether by the affiliated retail electric provider or a nonaffiliated retail electric provider, may be provided at any negotiated price. For additional information regarding Solutions, please read "Other Operations -- Unregulated Retail Electric Businesses -- Reliant Energy Solutions."

     The Legislation also requires the affiliated retail electric provider to reconcile and credit to the affiliated transmission and distribution utility in early 2004 any positive difference between the price to beat, reduced by a specified delivery charge, and the prevailing market price of electricity, unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within the affiliated transmission and distribution utility's certificated service territory is committed to be served by other retail electric providers. If the 40% test is not met and a payment by the retail electric provider is required, the amount of the credit will not exceed, but could be up to, $150 per customer multiplied by the number of residential or small commercial customers, as the case may be, served by the affiliated transmission and distribution utility that are buying electricity from the affiliated retail electric provider at the price to beat on January 1, 2004, less the number of new retail electric customers that the affiliated retail electric provider serves in areas of Texas outside of the affiliated utility's certificated service area. Any such amounts credited to the transmission and distribution utility will be netted against stranded costs in the 2004 true-up proceeding.

     In order to facilitate a competitive market, each power generation company that is unbundled from an integrated electric utility in Texas will be required to sell at auction 15% of the output of its installed generating capacity. The first auction will be held prior to September 1, 2001 for power to be delivered after January 1, 2002. This obligation continues until January 1, 2007, unless before that date the Texas Utility Commission determines that at least 40% of the electric power consumed in 2000 by residential or small commercial customers, as applicable, within the affiliated transmission and distribution utility's certificated service territory as of January 1, 2002 is committed to be served by other retail electric providers. An affiliated retail electric provider may not purchase capacity sold by its affiliated power generation company in the mandated capacity auctions.

     The Legislation requires the Texas Utility Commission to determine procedures and criteria for designating retail electric providers to serve as providers of last resort in areas of the state in which retail competition is in effect. A provider of last resort is required to offer a standard retail electric service package for each class of customers designated by the Texas Utility Commission at a fixed rate approved by the Texas Utility Commission, and is required to provide the service package to any requesting retail customer in the territory for which it is the provider of last resort. The Texas Utility Commission is required to designate the initial providers of last resort by June 1, 2001. In the event that no retail electric provider applies to be the provider of last resort in a given area of the state, the Texas Utility Commission may require a retail electric provider to become the provider of last resort as a condition to receiving or maintaining its retail electric provider certificate. In the event that a retail electric provider fails to serve any or all of its customers, the provider of last resort is required to offer that customer the standard retail service package for that customer class with no interruption of service to the customer. Pursuant to the Legislation, the transmission and distribution utility is not required to serve as the provider of last resort.

     For additional information regarding the Legislation, retail competition and the application of the Legislation to our operations and structure, please read "Our Business -- Restructuring" and "Electric Operations" in Item 1 of this Form 10-K, and "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future
Earnings -- Competitive, Regulatory and Other Factors Affecting Our Electric Operations -- Competition and Deregulation" in Item 7 of this Form 10-K as well as Note 4 to our consolidated financial statements, which are incorporated herein by reference.

     Electric Operations -- Rate Case. On March 31, 2000, Reliant Energy HL&P filed its "Wires Case" with the Texas Utility Commission as required by the Legislation. This filing represents the "unbundling" or separating of costs related to providing transmission and distribution service. The Wires Case will set the regulated rates of delivering electricity when electric competition begins, including pilot programs. The regulated wires rate, or non-bypassable delivery charge, will include the transmission and distribution rate, a system benefit fund fee, a nuclear decommissioning fund charge, a municipal franchise fee, a transition charge associated with any securitization of regulatory assets or a portion of stranded costs and a competition transition charge, if any. Hearings were conducted in phases and all have been concluded as of January 2001. Reliant Energy HL&P is currently awaiting a "Proposal for Decision" on the final phase of the case, which is expected in late March 2001. The Texas Utility Commission is expected to render an interim order in late April 2001 establishing the rates to be charged for the pilot project beginning in June 2001, with the final wires rates anticipated to be established in August 2001.

     Electric Operations -- Fuel Filings. For additional information regarding Reliant Energy HL&P's fuel filings for the recovery of under-recovered fuel costs, including the recent filing on March 15, 2001, please read Note 4(d) to our consolidated financial statements.

     Electric Operations -- Other. Currently, Reliant Energy HL&P conducts its electric utility operations under a certificate of convenience and necessity granted by the Texas Utility Commission. The certificate of convenience and necessity covers the present service area and facilities of our Electric Operations business segment. In addition, Reliant Energy HL&P holds non-exclusive franchises from the incorporated municipalities in the service territory of our Electric Operations business segment. These franchises give Reliant Energy HL&P the right to operate its transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses. None of these franchises expires before 2007.

  California.

     California began the deregulation of its electricity market in 1996, fashioning a wholesale market structure administered by two independent non-profit corporations: the Cal ISO, responsible for operational control of the transmission system and the purchase or sale of electricity in "real-time" to balance actual supply and demand, and the Cal PX, responsible for conducting auctions for the purchase or sale of electricity on a day-ahead or day-of basis. As part of the California deregulation, California's public utilities sold essentially all of their gas-fired plants to third-party generators. The utilities were required to sell their remaining generation into the Cal PX markets and purchase all of their power requirements from the Cal PX markets at market-based rates approved by the FERC. California's regulatory system initially prohibited the utilities from entering into forward contracts to cover the bulk of their customers' requirements. Retail electricity rates were frozen at levels in effect on June 10, 1996, with a 10% rate reduction for residential and smaller commercial customers. As a result of rising wholesale power costs in 2000 driven by a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net imports, structural market flaws, including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages, the utilities have been unable to recover their purchased power costs through the retail rates they are allowed to charge and have accumulated huge debts to wholesale power suppliers, including us, as a result. The California Legislature is currently considering legislation under which a state entity would be formed to purchase and operate a substantial share of the transmission lines in California in an effort to avoid potential bankruptcy filings by the utilities, and is also considering other actions to re-regulate power suppliers operating in the state. For additional information regarding the situation in California, please read "Wholesale Energy -- Power Generation Operations -- Southwest Region," "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Results of Operations by Business Segment -- Wholesale Energy" and "-- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy Operations -- California" in Item 7 of this Form 10-K, and Notes 14(g) and 14(h) to our consolidated financial statements.

  Other States.

     Natural Gas Distribution. In almost all communities in which our Natural Gas Distribution business segment provides service, RERC operates under franchises, certificates or licenses obtained from state and local authorities. The terms of the franchises, with various expiration dates, typically range from 10 to 30 years. None of our Natural Gas Distribution segment's material franchises expire before 2005. In most cases, franchises to provide natural gas utility services are not exclusive.

     Substantially all of our Natural Gas Distribution segment's retail sales are subject to traditional cost-of-service regulation at rates regulated by the relevant state public service commissions and, in Texas, by the Texas Railroad Commission and municipalities we serve. None of our Natural Gas Distribution segment's local distribution companies are currently a party to any material pending rate proceeding. For additional information regarding our ability to recover increased costs of natural gas from our customers, please read "Management's Discussion and Analysis of Financial Condition and
Operations -- Certain Factors Affecting our Future Earnings -- Competitive and Other Factors Affecting RERC Operations -- Natural Gas Distribution" in Item 7 of this Form 10-K.

     Wholesale Energy. All of our Wholesale Energy business segment's existing generation facilities sell power only at wholesale. None of the states in which these facilities are located regulate sales from these facilities under traditional utility cost-of-service regulation. In the PJM market and in California, the independent system operators have imposed price caps that limit the maximum sales prices for wholesale power. In addition, in some states, including California, proposals have been made to re-regulate the provision of wholesale power under traditional cost-of-service regulation. In New Jersey, existing law provides that the relevant regulatory agency may re-impose cost-of-service regulation if the agency concludes that competition is not sufficient. In addition, most states regulate the siting or construction of generation facilities.

NUCLEAR REGULATORY COMMISSION

     Under the 1954 Atomic Energy Act and the 1974 Energy Reorganization Act, the NRC regulates nuclear plants and has the authority to impose fines or shut down nuclear plants for non-compliance with its requirements.

     Under the 1980 Federal Low-Level Radioactive Waste Policy Act and related Texas legislation, the Texas Low-Level Radioactive Waste Disposal Authority is authorized to build and operate a low-level waste disposal facility in Texas. Currently, the South Texas Project disposes of its low-level nuclear waste under a short-term agreement at the Barnwell facility in South Carolina. In the event the Barnwell facility stops accepting waste before a Texas disposal site is opened, the South Texas Project would store its waste in an interim storage facility located at the nuclear plant. The plant currently has storage capacity for at least five years of low-level nuclear waste generated by the project.

     For information regarding the NRC's regulation of nuclear decommissioning trust funds, please read Note 14(l) to our consolidated financial statements.

EUROPEAN REGULATION

     In 1998, the Netherlands established a privatization program under the Dutch Electricity Act. Under this legislation, the Dutch electricity market opened to limited wholesale and retail competition on January 1, 1999, and industrial customers who are end users were able to select their electric suppliers. Beginning January 1, 2001, the wholesale market was completely opened to competition. The next customer segment, composed primarily of commercial customers, will be liberalized in 2002. The remaining customers, mainly residential, are expected to be able to choose their electric supplier by 2003. The timing of these market openings is subject to change, however, at the discretion of the Dutch Minister of Economic Affairs. For additional information regarding the recent stranded costs legislation in the Netherlands, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our European Energy Operations -- Other" in Item 1 of the Form 10-K and Note 14(i) to our consolidated financial statements.

     Prior to 2001, UNA, the other large Dutch generating companies and the Dutch distribution companies operated under various agreements that regulated, among other things, the rates UNA could charge for its generation output. Pursuant to these agreements, UNA and other generators sold their generating output to a national production pool operated by a company owned by the generators and, in return, received a standardized remuneration. The remuneration included fuel cost, capital cost and operation and maintenance expenses. UNA also operated under the protocol, which is an agreement under which the Dutch generators agreed to provide capacity, energy and various other services to distributors for a total payment of NLG 3.4 billion ($1.45 billion based on the December 31, 2000 exchange rate of 2.34 NLG per U.S. Dollar) over the period 1997 through 2000 plus compensation of actual fuel costs. Effective January 1, 2001, these agreements expired.

                             ENVIRONMENTAL MATTERS

GENERAL ENVIRONMENTAL ISSUES

     We are subject to a number of federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public.

     These requirements relate to a broad range of our activities, including:

     - the discharge of pollutants into the air, water and soil,

     - the identification, generation, storage, handling, transportation, disposal, record keeping, labeling and reporting of, and emergency response in connection with, hazardous and toxic materials and wastes, including asbestos, associated with our operations,

     - noise emissions from our facilities, and

     - safety and health standards, practices and procedures that apply to the workplace and to operation of our facilities.

     In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

     - construct or acquire new equipment,

     - acquire permits and/or marketable allowances or other emission credits for facility operations,

     - modify or replace existing and proposed equipment, and

     - clean up or decommission waste disposal areas, fuel storage and management facilities, and other locations and facilities, including coal mine refuse piles and generation facilities.

     We anticipate investing up to $711 million in capital and other special project expenditures between 2001 and 2005 for environmental compliance. If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose on us civil, administrative and/or criminal liabilities as well as seek to curtail our operations. Under some statutes, private parties could also seek to impose civil fines or liabilities for property damage, personal injury and possibly other costs. For additional information regarding environmental expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Our Earnings -- Environmental Expenditures" in Item 7 of this Form 10-K and Note 14(g) to our consolidated financial statements.

AIR EMISSIONS

     As part of the 1990 amendments to the Federal Clean Air Act, requirements and schedules for compliance were developed for attainment of health-based standards. As part of this process, standards for the emission of NOx, a product of the combustion process associated with power generation and natural gas compression, are being developed or have been finalized. The standards require reduction of emissions from our power generating units in California, Texas and the Mid-Atlantic Region and some of our natural gas compression facilities. We believe the reductions will require substantial expenditures in the years 2001 through 2004, with possible additional expenditures after that for our facilities in Texas. The post-2004 requirements in Texas are currently being litigated, and the outcome of the litigation cannot be predicted at this time. Our facilities in the Netherlands are in compliance with applicable Dutch NOx emission regulations. Discussions are currently ongoing between the Dutch government and the electric utility sector as to the acceptable level of emissions. While no outcome can be predicted, we currently believe that a market-based NOx emissions trading system will be implemented in the 2002 time frame, and that ultimately some level of emission reductions will be required from our generating facilities.

     The Environmental Protection Agency (EPA) has announced its determination to regulate hazardous air pollutants (HAPs) from coal-fired and oil-fired steam electric generating units under Section 112 of the Clean Air Act. The EPA plans to develop maximum achievable control technology (MACT) standards for these types of units. The rulemaking for coal- and oil-fired steam electric generating units must be completed by December 2004. Compliance with the rules will be required within three years thereafter. The MACT standards that will be applicable to the units cannot be predicted at this time so the impact on our facilities is uncertain. In addition, a request for reconsideration of the EPA's decision to impose MACT standards has been filed with the EPA. We cannot predict the outcome of the request.

     In 1998, the United States became a signatory to the United Nations Framework Convention on Climate Change (the Kyoto Protocol). The Kyoto Protocol calls for developed nations to reduce their emissions of greenhouse gases. Carbon dioxide, which is a major byproduct of the combustion of fossil fuel, is considered to be a greenhouse gas. The Kyoto Protocol, however, will not become enforceable law in the United States unless and until the U.S. Senate ratifies it. If the Senate ultimately ratifies the Kyoto Protocol, any resulting limitations on power plant carbon dioxide emissions could have a material adverse impact on all fossil fuel fired facilities, including those belonging to us. The European Union, of which the Netherlands is a member, has adopted the Kyoto Protocol as the goal for greenhouse gas emission targets. UNA, through innovative use of "green fuels" and efficiency improvements, expects to meet its portion of the target reductions.

     The EPA is conducting a nationwide investigation regarding the historical compliance of coal-fueled electric generating stations with various permitting requirements of the Clean Air Act. Specifically, the EPA and the U.S. Department of Justice have initiated formal enforcement actions and litigation against several other utility companies that operate these stations, alleging that these companies modified their facilities without proper pre-construction permit authority. Since June 1998, six of our coal-fired facilities in the Mid-Atlantic region have received requests for information related to work activities conducted at those sites. The EPA has not filed an enforcement action or initiated litigation in connection with these Mid-Atlantic facilities at this time. Nevertheless, any litigation, if pursued successfully by the EPA, could accelerate the timing of emission reductions currently contemplated for the facilities and result in the imposition of penalties.

     In February 2001, the U.S. Supreme Court upheld a previously adopted EPA ambient air quality standard for fine particulate matter. While attaining this new standard may ultimately require expenditures for air quality control system upgrades for our facilities, regulations addressing affected sources and required controls are not expected until after 2005. Consequently, it is not possible to determine the impact on our operations at this time. For additional information regarding clear-air expenditures, please read "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Our Future Earnings -- Environmental Expenditures -- Clean Air Act Expenditures" in Item 7 of this Form 10-K.

WATER ISSUES

     In July 2000, the EPA issued final rules for the implementation of the Total Maximum Daily Load program of the Clean Water Act (TMDL). The goal of the TMDL rules is to establish, over the next 15 years, the maximum amounts of various pollutants that can be discharged into waterways while keeping those waterways in compliance with water quality standards. The establishment of TMDL values may eventually result in more stringent discharge limits in each facility's discharge permit. Such limits may require our facilities to install additional water treatment, modify operational practices or implement other wastewater control measures. Subsequent to the issuance of the final rule, the U.S. Congress acted to prohibit implementation of the rule until at least the fourth quarter of 2001.

     The EPA proposed rules that would impose uniform technology requirements on new cooling water intake structures. These rules are expected to be finalized, and rules for existing structures proposed, during the summer of 2001. It is not known at this time what requirements the final rules for existing intake structures might impose, whether any of our facilities might require modification as a result or what the magnitude of our obligations would be.

     A number of efforts are under way within the EPA to evaluate water quality criteria for parameters associated with fossil fuel combustion. These parameters include arsenic, mercury and selenium. Significant changes in these criteria could impact station discharge limits and could require our facilities to install additional water treatment equipment. The impact on us as a result of these initiatives is unknown at this time. For additional information regarding environmental expenditures associated with this, please read "Management's Discussion and Analysis of Financial Condition and Results of
Operations -- Certain Factors Affecting Our Future Earnings -- Environmental Expenditures -- Water, Mercury and Other Expenditures" in Item 7 of this Form 10-K.

MERCURY CONTAMINATION

     Like similar companies, our pipeline and natural gas distribution operations have in the past employed elemental mercury in measuring and regulating equipment meters used on our pipelines. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area around the meters with elemental mercury. This type of contamination has been found by us in the past, and we have conducted remediation at sites found to be contaminated. Although we are not aware of additional specific sites, it is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on our experience and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, we believe that the cost of any remediation of these sites will not be material to our financial position, results of operations or cash flows. For additional information regarding environmental expenditures associated with mercury contamination, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Environmental Expenditures -- Water, Mercury and Other Expenditures" in Item 7 of this Form 10-K.

OTHER

     We have been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by us. We anticipate that additional claims like those received may be asserted in the future, and we intend to continue our practice of vigorously contesting claims that we do not consider to have merit. Although their ultimate outcome cannot be predicted at this time, we do not believe, based on our experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows.

                                   EMPLOYEES

     As of December 31, 2000, we had 15,633 full-time employees. The following table sets forth the number of our employees by business segment as of December 31, 2000:

SEGMENT                                                       NUMBER
-------                                                       ------
Electric Operations........................................    6,667
Natural Gas Distribution...................................    4,791
Pipelines and Gathering....................................      608
Wholesale Energy...........................................    1,776
European Energy............................................      926
Other Operations...........................................      865
                                                              ------
          Total............................................   15,633
                                                              ======

     The number of employees of Reliant Energy and its subsidiaries who are represented by unions or other collective bargaining groups include (i) Electric Operations, 2,797; (ii) Natural Gas Distribution, 1,544; (iii) Wholesale Energy, 769; and (iv) European Energy, 846.

                      EXECUTIVE OFFICERS OF RELIANT ENERGY
                             (AS OF MARCH 12, 2001)

                                       OFFICER
NAME                             AGE    SINCE                  PRESENT POSITION
----                             ---   -------                 ----------------
R. Steve Letbetter(1)..........  52     1978     Chairman, President, Chief Executive Officer
                                                 and Director
Robert W. Harvey(1)............  45     1999     Vice Chairman
David M. McClanahan............  51     1986     Vice Chairman, and President and Chief
                                                 Operating Officer, Reliant Energy Delivery
                                                   Group
Stephen W. Naeve(1)............  53     1988     Vice Chairman and Chief Financial Officer
Joe Bob Perkins(1).............  40     1996     President and Chief Operating Officer,
                                                 Reliant Energy Wholesale Group
Hugh Rice Kelly(1).............  58     1984     Executive Vice President, General Counsel and
                                                   Corporate Secretary
Mary P. Ricciardello(1)........  45     1993     Senior Vice President and Chief Accounting
                                                   Officer

---------------

(1) Effective as of the Distribution, these individuals will resign their positions with Reliant Energy, except that Mr. Letbetter will continue to serve as non-executive Chairman of the Reliant Energy Board of Directors.

     Mr. Letbetter has served as Chairman of Reliant Energy since January 2000 and as President and Chief Executive Officer of Reliant Energy since June 1999. He has been a director of Reliant Energy since 1995. He has served in various executive officer capacities with Reliant Energy since 1978.

     Mr. Harvey has served as Vice Chairman of Reliant Energy since June 1999. Prior to joining Reliant Energy, he served as a director in the Houston office of McKinsey & Company, Inc.

     Mr. McClanahan has served as Vice Chairman of Reliant Energy since October 2000 and as President and Chief Operating Officer of the Reliant Energy Delivery Group since 1999. Previously, he served as President and Chief Operating Officer of the Reliant Energy HL&P division from 1997 to 1999. He has served in various executive officer capacities with Reliant Energy since 1986, including Group Vice President -- Finance and Regulatory Relations of Reliant Energy HL&P from 1993 to 1996.

     Mr. Naeve has served as Vice Chairman of Reliant Energy since June 1999 and as Chief Financial Officer of Reliant Energy since 1997. Between 1997 and 1999, he served as Executive Vice President and Chief Financial Officer of Reliant Energy. He has served in various executive officer capacities with Reliant Energy since 1988, including Vice President -- Strategic Planning and Administration between 1993 and 1996.

     Mr. Perkins has served as President and Chief Operating Officer, Reliant Energy Wholesale Group, and as President and Chief Operating Officer, Reliant Energy Power Generation, Inc. since 1998. In 1998, Mr. Perkins served as President and Chief Operating Officer of Reliant Energy Power Generation Group. Between 1996 and 1998, Mr. Perkins served as Vice President -- Corporate Planning and Development. Prior to joining Reliant Energy, he served as Vice President of Business Development and Corporate Secretary of Coral Energy Resources, L.P. and Vice President and General Manager of Coral Power, L.L.C. Between 1994 and 1995, he was Director of Business Development for Tejas Gas Corporation.

     Mr. Kelly has served as Executive Vice President, General Counsel and Corporate Secretary of Reliant Energy since 1997. Between 1984 and 1997, he served as Senior Vice President, General Counsel and Corporate Secretary of Reliant Energy.

     Ms. Ricciardello has served as Chief Accounting Officer of Reliant Energy since June 2000 and as Senior Vice President since June 1999. Between 1999 and 2000, she served as Senior Vice President and Comptroller of Reliant Energy. She also served as Vice President and Comptroller of Reliant Energy from 1996 to 1999. She has served in various executive officer capacities with Reliant Energy since 1993.

EXECUTIVE OFFICERS OF THE REGULATED HOLDING COMPANY AND RELIANT RESOURCES

     We currently expect that at the time of the Distribution, the executive officers of the Regulated Holding Company will include the following:

        David M. McClanahan -- President and Chief Executive Officer
        Scott E. Rozzell -- Executive Vice President and General Counsel Stephen C. Schaeffer -- Executive Vice President
        James S. Brian -- Senior Vice President and Chief Accounting Officer

     Other executive officer positions of the Regulated Holding Company have not been finalized at this time.

     We currently expect that at the time of the Offering, the executive officers of Reliant Resources will include the following:

        R. Steve Letbetter -- Chairman, President and Chief Executive Officer Robert W. Harvey -- Executive Vice President and Group President,
                            Emerging Businesses
        Stephen W. Naeve -- Executive Vice President and Chief Financial Officer Joe Bob Perkins -- Executive Vice President and Group President,
                           Wholesale Businesses
        Hugh Rice Kelly -- Senior Vice President, General Counsel and Corporate
                           Secretary
        Mary P. Ricciardello -- Senior Vice President and Chief Accounting
                                Officer

ITEM 2. PROPERTIES.

CHARACTER OF OWNERSHIP

     We and RERC own our principal properties in fee, except for three plants previously owned, and currently leased, by REMA that were sold and leased back under long-term leveraged leases, and except for the land on which two plants of our Wholesale Energy business segment (one in Nevada and one in Texas) are located. Also, most electric lines and gas mains are located, pursuant to easements and other rights, on public roads or on land owned by others.

     Substantially all of the real estate, electric distribution system properties, buildings and franchises owned directly by Reliant Energy (excluding real estate and other properties of subsidiaries of Reliant Energy) are subject to a lien created under a Mortgage and Deed of Trust dated as of November 1, 1944 (as supplemented, Mortgage) between Reliant Energy and South Texas Commercial National Bank of Houston (The Chase Manhattan Bank, as Successor Trustee). The lien of the Mortgage excludes cash, stock in subsidiaries and certain other assets. Additionally, the properties owned by REMA, as well as the two previously mentioned plants in Nevada and Texas in our Wholesale Energy business segment, are subject to liens of creditors of the respective subsidiaries.

ELECTRIC OPERATIONS

     For information regarding the properties of our Electric Operations business segment, please read "Electric Operations -- Electric Operations Assets" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

NATURAL GAS DISTRIBUTION

     For information regarding the properties of our Natural Gas Distribution business segment, please read "Natural Gas Distribution -- Assets" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

PIPELINES AND GATHERING

     For information regarding the properties of our Pipelines and Gathering business segment, please read "Pipelines and Gathering -- Assets" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

WHOLESALE ENERGY

     For information regarding the properties of our Wholesale Energy business segment, please read "Wholesale Energy -- Power Generation Operations" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

EUROPEAN ENERGY

     For information regarding the properties of our European Energy business segment, please read "European Energy -- European Power Generation Operations" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

OTHER OPERATIONS

     For information regarding the properties of our Other Operations business segment, please read "Other Operations" in Item 1 of this Form 10-K, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS.

(A) RELIANT ENERGY.

     For a description of certain legal and regulatory proceedings affecting Reliant Energy, see Notes 4, 14(g), 14(h) and 14(i) to our consolidated financial statements, which notes are incorporated herein by reference.

(B) RERC CORP.

     For a description of certain legal and regulatory proceedings affecting RERC, see Notes 9(c) and 9(d) to RERC's consolidated financial statements, which notes are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to a vote of Reliant Energy's security holders during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR RELIANT ENERGY'S AND RERC CORP.'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 12, 2001, Reliant Energy's common stock was held of record by approximately 75,089 shareholders. Reliant Energy's common stock is listed on the New York and Chicago Stock Exchanges and is traded under the symbol "REI." All of the 1,000 outstanding shares of RERC Corp.'s common stock are held by Reliant Energy.

     The following table sets forth the high and low sales prices of Reliant Energy's common stock on the New York Stock Exchange composite tape during the periods indicated, as reported by Bloomberg, and the dividends declared for these periods. Dividend payout was $1.50 per share in both 1999 and 2000. The dividend declared during the fourth quarter of 2000 was paid in March 2001.

                                                             MARKET PRICE     DIVIDEND
                                                            ---------------   DECLARED
                                                             HIGH     LOW     PER SHARE
                                                            ------   ------   ---------
1999
First Quarter.............................................                     $0.375
  January 6...............................................  $32.25
  March 31................................................           $26.06
Second Quarter............................................                     $0.375
  April 14................................................           $25.50
  May 25..................................................  $31.69
Third Quarter.............................................                     $0.375
  September 3.............................................  $28.63
  September 28............................................           $26.31
Fourth Quarter............................................                     $0.375
  October 4...............................................  $28.44
  December 31.............................................           $22.88
2000
First Quarter.............................................                     $0.375
  March 7.................................................           $19.88
  March 16................................................  $24.38
Second Quarter............................................                     $0.375
  April 7.................................................           $22.56
  June 23.................................................  $29.81
Third Quarter.............................................                     $0.375
  July 3..................................................           $29.81
  September 29............................................  $46.50
Fourth Quarter............................................                     $0.375
  October 2...............................................  $48.19
  December 6..............................................           $38.06

     The closing market price of Reliant Energy's common stock on December 31, 2000 was $43.31 per share.

     Future dividends will be subject to determination based upon our results of operations and financial condition, our future business prospects, any applicable contractual restrictions and other factors that our Board of Directors considers relevant.

ITEM 6. SELECTED FINANCIAL DATA.

     The following table presents selected financial data with respect to our consolidated financial condition and results of consolidated operations and should be read in conjunction with our consolidated financial statements and the related notes in Item 8 of this Form 10-K. In December 2000, our Board of Directors approved a plan to dispose of our Latin America business segment through the sale of its assets. Accordingly, we are reporting the results of our Latin America business segment as discontinued operations for all periods presented. The selected financial data includes the financial statement effect of REMA since the May 2000 acquisition, UNA since the October 1999 acquisition and RERC since the August 1997 acquisition. These acquisitions were accounted for under the purchase method. Please read Note 3 to our consolidated financial statements for additional information regarding the REMA and UNA acquisitions and Note 19 to our consolidated financial statements for additional information regarding the discontinued operations.

                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                     1996     1997(1)   1998(2)   1999(3)   2000(4)
                                                    -------   -------   -------   -------   -------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues..........................................  $ 4,033   $ 6,786   $11,230   $15,223   $29,339
                                                    -------   -------   -------   -------   -------
Income (loss) from continuing operations before
  extraordinary items and preferred dividends.....  $   408   $   390   $  (278)  $ 1,674   $   771
(Loss) income from discontinued operations, net of
  tax.............................................       (3)       31       137        (9)     (172)
Loss on disposal of discontinued operations, net
  of tax..........................................       --        --        --        --      (159)
Extraordinary items, net of tax...................       --        --        --      (183)        7
                                                    -------   -------   -------   -------   -------
Net income (loss) attributable to common
  stockholders....................................  $   405   $   421   $  (141)  $ 1,482   $   447
                                                    =======   =======   =======   =======   =======
Basic earnings (loss) per common share:
  Continuing operations before extraordinary
     items........................................  $  1.67   $  1.54   $ (0.98)  $  5.87   $  2.71
  (Loss) income from discontinued operations, net
     of tax.......................................    (0.01)     0.12      0.48     (0.03)    (0.61)
  Loss on disposal of discontinued operations, net
     of tax.......................................       --        --        --        --     (0.56)
  Extraordinary items, net of tax.................       --        --        --     (0.64)     0.03
                                                    -------   -------   -------   -------   -------
Basic earnings (loss) per common share............  $  1.66   $  1.66   $ (0.50)  $  5.20   $  1.57
                                                    =======   =======   =======   =======   =======
Diluted earnings (loss) per common share:
  Continuing operations before extraordinary
     items........................................  $  1.67   $  1.54   $ (0.98)  $  5.85   $  2.68
  (Loss) income from discontinued operations, net
     of tax.......................................    (0.01)     0.12      0.48     (0.03)    (0.60)
  Loss on disposal of discontinued operations, net
     of tax.......................................       --        --        --        --     (0.55)
  Extraordinary items, net of tax.................       --        --        --     (0.64)     0.03
                                                    -------   -------   -------   -------   -------
Diluted earnings (loss) per common share..........  $  1.66   $  1.66   $ (0.50)  $  5.18   $  1.56
                                                    =======   =======   =======   =======   =======
Cash dividends declared per common share..........  $  1.50   $  1.50   $  1.50   $  1.50   $  1.50
Dividend payout ratio from continuing
  operations......................................       90%       97%       --        26%       55%
Return on average common equity...................     10.2%      9.7%     (3.1)%    30.8%      8.3%
Ratio of earnings from continuing operations to
  fixed charges...................................     2.82      2.42        --      5.43      2.35

                                                                YEAR ENDED DECEMBER 31,
                                                    -----------------------------------------------
                                                     1996     1997(1)   1998(2)   1999(3)   2000(4)
                                                    -------   -------   -------   -------   -------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
At year-end:
  Book value per common share.....................  $ 16.41   $ 17.28   $ 15.16   $ 18.70   $ 19.10
  Market price per common share...................  $ 22.63   $ 26.75   $ 32.06   $ 22.88   $ 43.31
  Market price as a percent of book value.........      138%      155%      211%      122%      227%
  Total assets....................................  $12,277   $18,268   $18,967   $26,456   $32,077
  Long-term debt obligations, including current
     maturities...................................  $ 3,280   $ 5,307   $ 7,049   $ 9,223   $ 6,619
  Trust preferred securities......................       --   $   362   $   342   $   705   $   705
  Cumulative preferred stock......................  $   135   $    10   $    10   $    10   $    10
  Capitalization:
     Common stock equity..........................       53%       46%       37%       35%       43%
     Cumulative preferred stock...................        2%       --        --        --        --
     Trust preferred securities...................       --         3%        3%        5%        5%
     Long-term debt, including current
       maturities.................................       45%       51%       60%       60%       52%
  Business acquisitions...........................  $    --   $ 1,423   $   292   $ 1,060   $ 2,103
  Capital expenditures............................      324       328       712     1,166     1,842

---------------

(1) 1997 income includes a non-cash, unrealized accounting loss on our indexed debt securities of $79 million (after-tax), or $0.31 loss per basic and diluted share. For additional information on the indexed debt securities, please read Note 8 to our consolidated financial statements.

(2) 1998 income includes a non-cash, unrealized accounting loss on our indexed debt securities of $764 million (after-tax), or $2.69 loss per basic and diluted share. For additional information on the indexed debt securities, please read Note 8 to our consolidated financial statements. Fixed charges exceeded earnings by $367 million in 1998.

(3) 1999 income includes an aggregate non-cash, unrealized accounting gain on our indexed debt securities and our Time Warner (now AOL Time Warner) investment, of $1.2 billion (after-tax), or $4.09 earnings per basic share and $4.08 earnings per diluted share. For additional information on the indexed debt securities and AOL Time Warner investment, please read Note 8 to our consolidated financial statements. The extraordinary item in 1999 is a loss related to an accounting impairment of some generation related regulatory assets of our Electric Operations business segment. For additional information, please read Note 4 to our consolidated financial statements.

(4) 2000 income includes an aggregate non-cash accounting loss on our indexed debt securities and our AOL Time Warner investment of $67 million (after-tax), or $0.23 earnings per basic and diluted share. The extraordinary item in 2000 is a gain related to the early extinguishment of $272 million of long-term debt. For additional information on the indexed debt securities and AOL Time Warner investment, please read Note 8 to our consolidated financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis should be read in combination with our consolidated financial statements included in Item 8 of this Form 10-K.

                          RELIANT ENERGY, INCORPORATED

     We are a diversified international energy services and energy delivery company that provides energy and energy services in North America and Western Europe. We operate one of the United States' largest electric utilities in terms of kilowatt-hour (KWh) sales, and our three natural gas distribution divisions together form one of the United States' largest natural gas distribution operations in terms of customers served. We invest in the acquisition, development and operation of international and domestic non-rate regulated power generation facilities. We own two interstate natural gas pipelines that provide gas transportation, supply, gathering and storage services, and we also engage in wholesale energy marketing and trading.

     In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy and Other Operations. For segment reporting information, please read Notes 1 and 18 to our consolidated financial statements. For additional information regarding these segments, please read "Business" in Item 1 of this Form 10-K.

     Effective December 1, 2000 (measurement date), our Board of Directors approved a plan to dispose of our Latin America business segment and sale of its assets. Accordingly, we are reporting the results of our Latin America business segment as discontinued operations for all periods presented in our consolidated financial statements in accordance with Accounting Principles Board Opinion No.
30. For information regarding the disposal of our Latin America business segment, please read "Our Business -- Discontinued Operations" in Item 1 of this Form 10-K and Note 19 to our consolidated financial statements.

     In 2000, we submitted our business separation plan to the Texas Utility Commission. We later amended the plan to contemplate the restructuring of our businesses into two separate publicly traded companies in order to separate our unregulated businesses from our regulated businesses. In December 2000, the Business Separation Plan was approved by the Texas Utility Commission, although as of March 19, 2001 a final order has not been issued. For additional information regarding the Business Separation Plan, please read "Our
Business -- Restructuring" in Item 1 of this Form 10-K and Note 4(b) to our consolidated financial statements.

     On July 27, 2000, we announced our intention to form a company, Reliant Resources, to own and operate a substantial portion of our unregulated operations and to offer no more than 20% of the common stock of this company in an initial public offering. Reliant Energy incorporated Reliant Resources as a wholly owned subsidiary in August 2000. Effective as of December 31, 2000, Reliant Energy transferred substantially all of its unregulated operations to Reliant Resources. We currently expect Reliant Resources will conduct an initial public offering in 2001.

     On May 12, 2000, one of our subsidiaries purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 MW. With the exception of development entities that were sold to another Reliant Energy subsidiary in July 2000, the assets of the entities acquired are held by REMA. The purchase price for the May 2000 transaction was $2.1 billion. We accounted for the acquisition as a purchase, and accordingly, our results of operations include the results of operations for REMA only for the period after the acquisition date. For additional information about this acquisition, including our accounting treatment of the acquisition, please read Note 3(a) to our consolidated financial statements.

     Effective October 1999, we acquired UNA, a Dutch electric generation company, for a total purchase price of $1.9 billion based on the October 7, 1999 exchange rate of 2.06 NLG per U.S. dollar. We accounted for this acquisition as a purchase. For additional information about this acquisition, including our accounting treatment of the acquisition, please read
Note 3(b) to our consolidated financial statements.

     All dollar amounts in the tables that follow are in millions, except for per share and operational data.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                 YEAR ENDED DECEMBER 31,
                                                              -----------------------------
                                                               1998       1999       2000
                                                              -------   --------   --------
Revenues....................................................  $11,230   $ 15,223   $ 29,339
Operating Expenses..........................................   (9,950)   (13,965)   (27,460)
                                                              -------   --------   --------
Operating Income............................................    1,280      1,258      1,879
(Loss) Income of Equity Investments.........................       (1)        (1)        43
Other Income, net...........................................       68         60         83
Gain (Loss) on AOL Time Warner Investment...................       --      2,452       (205)
(Loss) Gain on Indexed Debt Securities......................   (1,176)      (629)       102
Interest Expense and Other Charges..........................     (532)      (550)      (754)
                                                              -------   --------   --------
(Loss) Income from Continuing Operations Before Income Taxes
  and Extraordinary Items...................................     (361)     2,590      1,148
Income Tax Benefit (Expense)................................       83       (916)      (377)
Income (Loss) from Discontinued Operations, net of tax of
  ($52), $17 and $46........................................      137         (9)      (172)
Loss on Disposal of Discontinued Operations, net of tax of
  $13.......................................................       --         --       (159)
Extraordinary (Loss) Gain, net of tax of $99 and $0.........       --       (183)         7
                                                              -------   --------   --------
  Net (Loss) Income Attributable to Common Stockholders.....  $  (141)  $  1,482   $    447
                                                              =======   ========   ========
Basic (Loss) Earnings Per Share.............................  $ (0.50)  $   5.20   $   1.57
Diluted (Loss) Earnings Per Share...........................  $ (0.50)  $   5.18   $   1.56

2000 Compared to 1999.

     Net Earnings. We reported consolidated earnings of $447 million ($1.57 per basic share) for 2000 compared to $1.482 billion ($5.20 per basic share) for 1999. The reported income for 2000 included the following extraordinary and unusual items:

     - an aggregate after-tax, non-cash accounting loss of $67 million on our indexed debt securities and our related AOL Time Warner investment,

     - an extraordinary gain of $7 million related to the early extinguishment of $272 million of long-term debt,

     - an after-tax loss of $172 million from discontinued operations of our Latin America business segment, and

     - an after-tax loss of $159 million on the disposal of discontinued operations of our Latin America business segment.

The 1999 results included the following extraordinary and unusual items:

     - an aggregate after-tax, non-cash accounting gain of $1.166 billion on our indexed debt securities and our AOL Time Warner investment,

     - an after-tax extraordinary loss of $183 million relating to an accounting impairment of some generation related regulatory assets of Electric Operations, and

     - an after-tax loss of $9 million from discontinued operations of our Latin America business segment.

     In 1997, in order to monetize a portion of the cash value of our investment in Time Warner Inc. (TW) convertible preferred stock (TW Preferred), we issued
22.9 million of unsecured 7% Automatic Common Exchange Securities (ACES) having an original principal amount of $1.052 billion and maturing July 1, 2000. The market value of ACES was indexed to the market value of TW Common Stock (TW Common). On July 6, 1999, we converted our investment in TW Preferred into 45.8 million shares of TW Common. Prior to the conversion, our investment in the TW Preferred was accounted for under the cost method at a value of $990 million. Effective on the conversion date, the shares of TW Common were classified as trading securities under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and an unrealized gain was recorded in the amount of $2.4 billion ($1.5 billion after-tax) to reflect the cumulative appreciation in the fair value of our investment in Time Warner securities. On the July 1, 2000 maturity date, we tendered 37.9 million shares of TW Common to fully settle our obligations in connection with our ACES obligation. On September 21, 1999, we issued approximately 17.2 million of 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion. At maturity the holders of the ZENS will receive in cash the higher of the original principal amount of the ZENS (subject to adjustment) or an amount based on the then-current market value of TW Common, or other securities distributed with respect to TW Common. We used $537 million of the net proceeds from the offering of the ZENS to purchase 9.2 million additional shares of TW Common, which are classified as trading securities under SFAS No.
115. Prior to the purchase of additional shares of TW Common on September 21, 1999, we owned approximately 8 million shares of TW Common that were in excess of the 37.9 million shares needed to economically hedge our ACES obligation. Prior to January 1, 2001, an increase above $58.25 (subject to some adjustments) in the market value per share of TW Common resulted in an increase in our liability for the ZENS. However, as the market value per share of TW Common declined below $58.25 (subject to some adjustments), the liability for the ZENS did not decline below the original principal amount. Our investment in TW (now AOL Time Warner) securities has been held to facilitate our ability to meet our obligations under the ACES and ZENS.

     The following table sets forth summarized financial information regarding our investment in TW securities and our ACES and ZENS obligations (in millions):

                                                            TW
                                                        INVESTMENT       ACES         ZENS
                                                        ----------   -------------   ------
Balance at December 31, 1997..........................   $   990        $ 1,174
Loss on indexed debt securities.......................        --          1,176
                                                         -------        -------
Balance at December 31, 1998..........................       990          2,350
Issuance of indexed debt securities...................        --             --      $1,000
Purchase of TW Common.................................       537             --          --
Loss on indexed debt securities.......................        --            388         241
Gain on TW Common.....................................     2,452             --          --
                                                         -------        -------      ------
Balance at December 31, 1999..........................     3,979          2,738       1,241
Loss (Gain) on indexed debt securities................        --            139        (241)
Loss on TW Common.....................................      (205)            --          --
Settlement of ACES....................................    (2,877)        (2,877)         --
                                                         -------        -------      ------
Balance at December 31, 2000..........................   $   897        $    --      $1,000
                                                         =======        =======      ======

     For additional information regarding our investment in AOL Time Warner, our indexed debt securities and the effect of adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, on January 1, 2001 on our ZENS obligation, please read Note 8 to our consolidated financial statements.

     In 1999 in connection with the implementation of the Legislation, we evaluated the recovery of our generation related regulatory assets and liabilities. We determined that a pre-tax accounting loss of $282 million existed because we believed only the economic value of our generation related regulatory assets (as defined by the Legislation) would be recovered. Therefore, we recorded a $183 million after-tax extraordinary loss in the fourth quarter of 1999. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, we would write off the remaining balance of such assets as a non-cash charge against earnings. For information regarding the $183 million extraordinary loss, please read "-- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Electric Operations -- Other Regulatory Factors" and Note 4(a) to our consolidated financial statements.

     In the fourth quarter of 2000, prior to the measurement date, our Latin America business segment sold its investments in El Salvador and a portion of its investments in Colombia for an aggregate $303 million in after-tax proceeds. The measurement date is the date we began reporting our Latin America business segment as discontinued operations. We recorded a $127 million after-tax loss in connection with the sale of these investments which was included in our after-tax loss from discontinued operations of $172 million (net of an income tax benefit of $46 million) in 2000. Subsequent to the measurement date, we sold our investments in Brazil and our remaining investments in Colombia for an aggregate $487 million in after-tax proceeds. We recorded a $114 million after-tax loss in connection with the sale of these investments which was included in our after-tax loss on disposal of discontinued operations of $159 million (net of income taxes of $13 million) in 2000. Our Latin America business segment's remaining investments include a wholly owned cogeneration facility and a distribution company, both located in Argentina, and a minority interest in a coke calcining plant in India. We anticipate that the sale of the remainder of these assets will be completed by December 2001. The total provision for the disposal of discontinued operations of $159 million includes a $5 million reserve for anticipated operating losses through the completion of the sales, which includes $4 million of operating losses from the measurement date through December 31, 2000.

     Our consolidated net income, after adjusting for extraordinary and unusual items (as described above) in both years, was $838 million ($2.94 per basic share) for 2000 compared to $508 million ($1.78 per basic share) for 1999. The $330 million increase was primarily due to increased earnings from our Wholesale Energy and Electric Operations segments and additional earnings from our European Energy segment, which was established in the fourth quarter of 1999. The increase was partially offset by lower earnings in 2000 compared to 1999 from our Natural Gas Distribution segment and increased losses from our Other Operations segment.

     Operating Income. For an explanation of changes in our operating income, please read the discussion below of operating income (loss) by segment.

     Income (Loss) of Equity Investments. Our Wholesale Energy segment reported income from equity investments in 2000 of $43 million compared to equity losses of $1 million in 1999. The equity income in 2000 primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The plant became operational in May 2000.

     Other Income, net. Other income, net was $60 million and $83 million in 1999 and 2000, respectively. The increase in other income in 2000 of $23 million compared to 1999 was primarily due to the following items:

     - an increase in interest income of $57 million primarily related to income tax refunds received in 2000 and margin deposits on energy trading activities,

     - a pre-tax gain of $18 million in 2000 on the sale of our interest in one of our development stage electric generation projects,

     - partially offset by an impairment loss of $27 million on marketable equity securities classified as "available-for-sale" in 2000, distributions of $9 million from venture capital investments in marketable securities classified as "trading" in 1999 and a decline of $19 million in dividend income from our AOL Time Warner investment. For additional information, please read Note 8 to our consolidated financial statements.

     During 2000, we incurred a pre-tax impairment loss of $27 million on marketable equity securities classified as "available-for-sale" by Other Operations. Management's determination to recognize this impairment resulted from a combination of events occurring in 2000 related to this investment. Such events affecting the investment included changes occurring in the investment's senior management, announcement of significant restructuring charges and related downsizing for the entity, reduced earnings estimates for this entity by brokerage analysts and the bankruptcy of a competitor of the entity in the first quarter of 2000. These events coupled with the stock market value of our investment in these securities continuing to be below our cost basis, caused management to believe the decline in fair value to be other than temporary. For additional discussion of this investment, please read Note 2(l) to our consolidated financial statements.

     Interest Expense and Other Charges. In 1999 and 2000, interest expense and other charges were $550 million and $754 million, respectively. Increased interest expense and other charges in 2000 compared to 1999 were primarily due to increased levels of short-term borrowings. These increases were associated in part with borrowings to fund the purchase obligation for the acquisition of UNA in the fourth quarter of 1999 and the first quarter of 2000, the acquisition of the REMA entities in the second quarter of 2000, other acquisitions, capital expenditures and increased margin deposits on energy trading activities.

     Income Tax Expense. The effective tax rate for 1999 and 2000 was 35.4% and 32.8%, respectively. After adjusting for the unrealized accounting gains and losses on our investment in AOL Time Warner and indexed debt securities, the adjusted effective tax rate for 1999 and 2000 was 33.9% and 33.0%, respectively. The decrease in the effective tax rate in 2000 compared to 1999 was primarily due to a Dutch tax holiday. In 2000 and prior years, under Dutch corporate income tax laws, the earnings of UNA were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electric industry. In 2002, all of European Energy's earnings in the Netherlands will be subject to the standard Dutch corporate income tax rate, which currently is 35%.

1999 Compared to 1998.

     Net Earnings. We reported consolidated earnings in 1999 of $1.482 billion ($5.20 per basic share) compared to a consolidated net loss of $141 million ($0.50 per share) for 1998. The 1999 results included the extraordinary and unusual items discussed above under "-- 2000 Compared to 1999 -- Net Earnings." The reported loss for 1998 included a $764 million (after-tax) non-cash, unrealized accounting loss on indexed debt securities (as discussed above) and after-tax income from discontinued operations of $137 million.

     Our consolidated net income, after adjusting for extraordinary and unusual items (as discussed above) in both years, was $508 million ($1.78 per share) for 1999 compared to $486 million ($1.71 per share) for 1998. The $22 million increase was primarily due to earnings of our European Energy segment, which acquired UNA in the fourth quarter of 1999, and lower losses from our Other Operations segment. These improvements were partially offset by lower earnings in 1999 for our Natural Gas Distribution, Pipelines and Gathering, and Wholesale Energy segments.

     Operating Income. For an explanation of changes in our operating income, please read the discussion below of operating income (loss) by business segment.

     (Loss) Income of Equity Investments. Our Wholesale Energy segment reported a loss from equity investments of $1 million in both 1998 and 1999.

     Other Income, net. Other income, net was $68 million and $60 million in 1998 and 1999, respectively. The decrease in other income in 1999 of $8 million compared to 1998 was primarily due to a decline in dividend income from our AOL Time Warner investment of $15 million from 1998 (please read Note 8 to our consolidated financial statements), partially offset by distributions of $9 million from a venture capital investment of marketable securities classified as "trading" in 1999, as discussed above.

     Interest Expense and Other Charges. In 1998 and 1999, interest expense and other charges were $532 million and $550 million, respectively. Increased interest expense and other charges in 1999 compared to 1998 were primarily due to higher levels of short-term borrowings, long-term debt and trust preferred securities. These increases were associated in part with the acquisition of UNA in the fourth quarter of 1999, our additional investment in AOL Time Warner in 1999, other acquisitions of businesses and capital expenditures. The increase in 1999 was partially offset by a decrease in the average interest rate on our long-term debt.

     Income Tax Expense. The effective tax rate for 1998 and 1999 was 22.9% and 35.4%, respectively. After adjusting for the unrealized accounting gains and losses on our investment in AOL Time Warner and indexed debt securities, the adjusted effective tax rate for 1998 and 1999 was 40.4% and 33.9%, respectively. The decrease in effective tax rate in 1999 compared to 1998 was primarily due to the discontinuance of Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), for the generation operations of our Electric Operations segment. For information regarding the discontinuance of SFAS No. 71 to the generation operations of our Electric Operations segment, see Note 4(a) to our consolidated financial statements.

                   RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The following table presents operating income (loss) for each of our business segments for 1998, 1999 and 2000 (in millions). Some amounts from the previous years have been reclassified to conform to the 2000 presentation of the financial statements. These reclassifications do not affect consolidated earnings.

                  OPERATING INCOME (LOSS) BY BUSINESS SEGMENT

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Electric Operations........................................  $1,002   $  981   $1,230
Natural Gas Distribution...................................     167      158      113
Pipelines and Gathering....................................     146      131      137
Wholesale Energy...........................................      42       27      482
European Energy............................................      --       32       89
Other Operations...........................................     (77)     (71)    (172)
                                                             ------   ------   ------
          Total Consolidated...............................  $1,280   $1,258   $1,879
                                                             ======   ======   ======

ELECTRIC OPERATIONS

     Our Electric Operations segment conducts operations through an unincorporated division of Reliant Energy under the name "Reliant Energy HL&P." This segment generates, purchases, transmits and distributes electricity to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston.

     In 1999, the Texas legislature adopted the Legislation, which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition beginning on January 1, 2002. Prior to adoption of the Legislation, our Electric Operations segment's earnings were capped at an agreed overall rate of return formula on a calendar year basis as part of the transition to competition plan (Transition Plan) approved by the Texas Utility Commission effective January 1, 1998. As a result of the Transition Plan, any earnings prior to the Legislation above the maximum allowed return cap on invested capital were offset by additional depreciation of our Electric Operations segment's electric generation assets. For more information regarding the Legislation, please read "Business -- Regulation -- State and Local Regulations -- Texas -- Electric Operations -- The Legislation" in Item 1 of this Form 10-K and Note 4(a) to our consolidated financial statements. For more information regarding the Transition Plan, please read Notes 2(g) and 4(c) to our consolidated financial statements.

     For a discussion of the factors that may affect the future results of operations of our Electric Operations segment, please read "-- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Electric Operations."

     The following table provides summary data regarding the results of operations of our Electric Operations segment for 1998, 1999 and 2000 (in millions, except electric sales data):

                                                            YEAR ENDED DECEMBER 31,
                                                          ---------------------------
                                                           1998      1999      2000
                                                          -------   -------   -------
Operating Revenues:
  Base revenues(1)......................................  $ 2,969   $ 2,968   $ 3,141
  Reconcilable fuel revenues(2).........................    1,381     1,515     2,353
                                                          -------   -------   -------
          Total operating revenues......................    4,350     4,483     5,494
                                                          -------   -------   -------
Operating Expenses:
  Fuel and purchased power..............................    1,455     1,569     2,412
  Operation and maintenance.............................      890       916       963
  Depreciation and amortization.........................      663       667       507
  Other operating expenses..............................      340       350       382
                                                          -------   -------   -------
          Total operating expenses......................    3,348     3,502     4,264
                                                          -------   -------   -------
Operating Income........................................  $ 1,002   $   981   $ 1,230
                                                          =======   =======   =======
Electric Sales (gigawatt-hours (GWh)):
  Residential...........................................   21,216    21,144    22,727
  Commercial............................................   16,388    16,616    17,594
  Industrial -- Firm....................................   26,542    26,020    27,707
  Industrial -- Interruptible...........................    5,115     5,460     5,542
  Other.................................................    3,472     2,867     1,724
                                                          -------   -------   -------
          Total.........................................   72,733    72,107    75,294
                                                          =======   =======   =======

---------------

(1) Includes miscellaneous revenues, non-reconcilable fuel revenues and purchased power-related revenues.

(2) Includes revenues collected through a fixed fuel factor and surcharges net of adjustments for over/under recovery of fuel.

     2000 Compared to 1999. Our Electric Operations segment operating income for 2000 increased $249 million compared to 1999. The increase was primarily due to decreased depreciation and amortization expense, strong customer growth and warmer weather, partially offset by increased operation and maintenance expenses and other taxes.

     Base revenues increased $173 million in 2000 due to continued customer growth and demand growth from the effects of weather as compared to 1999. Growth in usage per customer and number of customers contributed $132 million of the increase in base revenues in 2000.

     Our 55% increase in reconcilable fuel revenue in 2000 resulted primarily from increased fuel costs as discussed below. The Texas Utility Commission provides for recovery of some fuel and purchased power costs through a fixed fuel factor included in electric rates. Revenues collected through this factor are adjusted monthly to equal expenses; therefore, these revenues and expenses have no effect on earnings unless fuel costs are determined not to be recoverable. The adjusted over/under recovery of fuel costs is recorded on our consolidated balance sheets as other liabilities or regulatory assets, respectively. For information regarding the effect of the Legislation on fuel recovery beginning in 2002, please read "Business -- Regulation -- State and Local Regulations -- Texas -- Electric Operations -- The Legislation" in Item 1 of this Form 10-K and Note 4 to our consolidated financial statements for information regarding Reliant Energy HL&P fuel filings.

     Fuel and purchased power expenses in 2000 increased by $843 million, or 54%, over 1999 expenses. The increase is primarily the result of higher reconcilable costs for natural gas ($2.47 and $3.98 per MMBtu in 1999 and 2000, respectively), higher costs for purchased power ($26.46 and $44.26 per MWh in 1999 and

2000, respectively) and higher sales due to customer growth and increased demand, which led to increased production.

     Operation, maintenance and other operating expenses increased $79 million in 2000 compared to 1999 primarily due to the following items:

     - a $25 million increase due to transmission expenses resulting from the wholesale rates established by ERCOT,

     - a $22 million increase in state franchise taxes and municipal franchise fees due to increased earnings and cash receipts,

     - a $24 million assessment for the 1999 and 2000 System Benefit Fund, which was established by the Legislation to insure that public schools were not impacted by the loss of taxes related to the lower property values of generation assets, substantially offset by a decrease in property taxes of $21 million, and

     - a $22 million increase in other operation and maintenance expense.

     Depreciation and amortization expense decreased $160 million primarily due to our discontinuance of recording additional depreciation and redirected depreciation pursuant to the Transition Plan, the extension of electric generation assets' depreciable lives, fully amortizing some investments in lignite reserves associated with a cancelled generation station and ceasing amortization of regulatory assets pursuant to the Legislation. For additional information regarding items that affect depreciation and amortization expense of Electric Operations pursuant to the Legislation and the Transition Plan, please read Notes 2(g) and 4(a) to our consolidated financial statements.

     1999 Compared to 1998. Electric Operations' operating income for the year ended December 31, 1999 was $981 million compared to $1,002 million for the same period in 1998. The $21 million decrease was primarily due to the effects of milder weather and additional base rate credits provided under the Transition Plan, partially offset by continued strong customer growth.

     Electric Operations' base revenues were $2,968 million for 1999, a decrease of $1 million from 1998. The effects of milder weather in 1999 compared to 1998 and additional base rate credits in 1999 were offset by continued strong customer growth and increased usage per customer.

     Electric Operations' fuel and purchased power expenses in 1999 increased by $114 million, or 8%, over 1998 expenses. The increase is a result of higher costs for natural gas ($2.18 and $2.47 per MMbtu in 1998 and 1999, respectively) and higher costs for lignite ($1.19 and $1.42 per MMbtu in 1998 and 1999, respectively). The 1998 fuel costs include a $12 million charge to non-reconcilable fuel due to some fuel costs being determined not to be recoverable.

     Operation, maintenance and other operating expenses increased $36 million in 1999 compared to 1998, including $38 million due to transmission tariffs within ERCOT. A portion of these transmission expenses was offset by an increase of $28 million in transmission tariff revenue. State franchise taxes increased $13 million in 1999 compared to 1998.

NATURAL GAS DISTRIBUTION

     Natural Gas Distribution's operations consist of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail marketing of natural gas.

     For a discussion of the factors that may affect future results of operations of our Natural Gas Distribution segment, please read "-- Certain Factors Affecting Our Future Earnings -- Competitive and Other Factors Affecting RERC Operations -- Natural Gas Distribution."

     The following table provides summary data regarding the results of operations of Natural Gas Distribution for 1998, 1999 and 2000 (in millions, except throughput data):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
Operating Revenues.........................................  $2,426   $2,788   $4,412
Operating Expenses:
  Natural gas..............................................   1,655    1,936    3,503
  Operation and maintenance................................     378      470      553
  Depreciation and amortization............................     131      137      145
  Other operating expenses.................................      95       87       98
                                                             ------   ------   ------
          Total operating expenses.........................   2,259    2,630    4,299
                                                             ------   ------   ------
Operating Income...........................................  $  167   $  158   $  113
                                                             ======   ======   ======
Throughput Data (in billion cubic feet (Bcf)):
  Residential and commercial sales.........................     286      286      318
  Industrial sales.........................................      56       53       55
  Transportation...........................................      44       47       50
  Retail...................................................     347      400      431
                                                             ------   ------   ------
          Total Throughput.................................     733      786      854
                                                             ======   ======   ======

     2000 Compared to 1999. Our Natural Gas Distribution segment operating income decreased $45 million in 2000 from 1999. Increases in revenues and natural gas expenses were due primarily to the increase in the price of natural gas. In addition, operating revenues increased $6 million related to gains from the effect of a financial hedge of our Natural Gas Distribution segment's earnings against unseasonably warm weather during peak heating months. Slightly increased operating margins (revenues less fuel costs) in 2000 were offset by higher operating expenses and higher depreciation expense in 2000. Operation and maintenance expenses increased in 2000 primarily due to the following items:

     - costs incurred in connection with some non-rate regulated retail natural gas business activities outside our established market areas, which have been discontinued,

     - additional provisions against receivable balances resulting from the implementation of a new billing system for Arkla and

     - increased employee benefit costs relating to an updated actuarial valuation of employee benefit plans.

     Generally, our utility operations of the Natural Gas Distribution segment are allowed to flow through the costs of natural gas to our customers through purchased gas adjustment provisions in rates pursuant to regulations of the states in which they operate. Differences between actual gas costs and the amount collected from customers are deferred on the balance sheet so that there is no impact on operating income.

     1999 Compared to 1998. Our Natural Gas Distribution segment operating income decreased $9 million in 1999 compared to 1998 primarily due to increased operating expenses, partially offset by slightly improved operating margins in 1999. Operating expenses increased primarily due to increased employee benefit costs and costs associated with the implementation of an enterprise-wide information system.

PIPELINES AND GATHERING

     Our Pipelines and Gathering segment operates two interstate natural gas pipelines, as well as provides gathering and pipeline services.

     For a discussion of the factors that may affect future results of operations of our Pipelines and Gathering segment, please read "-- Certain Factors Affecting Our Future Earnings -- Competitive and Other Factors Affecting RERC Operations -- Pipelines and Gathering."

     The following table provides summary data regarding the results of operations of our Pipelines and Gathering segment for 1998, 1999 and 2000 (in millions, except throughput data):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
Operating Revenues.........................................  $  346   $  331   $  384
Operating Expenses:
  Natural gas..............................................      52       41       76
  Operation and maintenance................................      85       91      100
  Depreciation and amortization............................      48       53       56
  Other operating expenses.................................      15       15       15
                                                             ------   ------   ------
          Total operating expenses.........................     200      200      247
                                                             ------   ------   ------
Operating Income...........................................  $  146   $  131   $  137
                                                             ======   ======   ======
Throughput Data (Bcf):
  Natural gas sales........................................      16       15       14
  Transportation...........................................     825      836      845
  Gathering................................................     237      270      288
  Elimination(1)...........................................     (15)     (14)     (12)
                                                             ------   ------   ------
          Total Throughput.................................   1,063    1,107    1,135
                                                             ======   ======   ======

---------------

(1) Elimination of volumes both transported and sold.

     2000 Compared to 1999. Our Pipelines and Gathering segment's operating income for 2000 increased $6 million, primarily due to increased gas gathering and processing revenues. Natural gas expense increased $35 million in 2000, primarily due to the increased cost of natural gas per unit. Operation and maintenance expense increased $9 million in 2000, primarily due to the implementation of various projects throughout the year.

     1999 Compared to 1998. Our Pipelines and Gathering segment's operating income for 1999 decreased $15 million, primarily due to the settlement of a dispute related to some gas purchase contracts that resulted in the recognition of $6 million of revenues in 1998, a reduction in depreciation and amortization in 1998 of $5 million related to a rate case settlement and an increase in operating expenses in 1999, primarily due to employee benefit expenses.

     Operating revenue decreased by $15 million in 1999, primarily due to the settlement of outstanding gas purchase contract litigation in 1998 as discussed above. Natural gas expense decreased $11 million in 1999, primarily due to expiration of gas supply contracts. Operation and maintenance expense increased $6 million in 1999, primarily due to increases in employee benefit expenses. Depreciation and amortization expense increased $5 million in 1999 due to a rate settlement recorded in 1998 as discussed above. The rate settlement, effective January 1998, provided for a $5 million reduction in depreciation rates retroactive to July 1996.

     During 1998 and 1999, our Pipelines and Gathering segment's largest unaffiliated customer was a natural gas utility that serves the greater St. Louis metropolitan area in Illinois and Missouri. Revenues from this customer were generated pursuant to several long-term firm storage and transportation agreements that begin to expire at various dates beginning October 2001 through May 2002. We are currently negotiating the terms and conditions of a renewal of these agreements with the unaffiliated customer.

     During 2000, we obtained regulatory approval and REGT renewed various contracts for firm transportation and storage with Arkla. These renewals extended the term of service to 2005 in Arkla's market areas.

WHOLESALE ENERGY

     Our Wholesale Energy segment includes our non-rate regulated power generation operations in the United States and our wholesale energy trading, marketing, power origination and risk management operations in North America.

     As of December 31, 2000, our Wholesale Energy segment owned or leased electric power generation facilities with an aggregate net generating capacity of 9,231 MW in the United States. Our Wholesale Energy segment acquired its first power generation facilities in April 1998, and has increased its aggregate net generating capacity since then through a combination of acquisitions, contractual agreements and the development of new generating projects. As of December 31, 2000, we had 2,766 MW of additional net generating capacity under construction. For additional information regarding the acquisition of our Mid-Atlantic generating assets completed in May 2000, including the accounting treatment of this acquisition, please read Note 3(a) to our consolidated financial statements.

     For a discussion of the factors that may affect the future results of operations of our Wholesale Energy segment, please read "-- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy Operations."

     The following table provides summary data regarding the results of operations of our Wholesale Energy segment for 1998, 1999 and 2000 (in millions, except operations data).

                                                             YEAR ENDED DECEMBER 31,
                                                            -------------------------
                                                             1998     1999     2000
                                                            ------   ------   -------
Operating Revenues........................................  $4,416   $7,912   $19,234
Operating Expenses:
  Fuel and cost of gas sold...............................   2,421    3,975    10,402
  Purchased power.........................................   1,829    3,729     7,825
  Operation and maintenance...............................     106      154       403
  Depreciation and amortization...........................      14       21       109
  Other operating expenses................................       4        6        13
                                                            ------   ------   -------
          Total Operating Expenses........................   4,374    7,885    18,752
                                                            ------   ------   -------
Operating Income..........................................  $   42   $   27   $   482
                                                            ======   ======   =======
Operations Data:
  Net Generating Capacity (MW)............................   3,800    4,469     9,231
  Electricity Wholesale Power Sales (MMWh)................      65      112       202
  Natural Gas Sales (Bcf).................................   1,163    1,820     2,509

     2000 Compared to 1999. Our Wholesale Energy segment's operating income increased $455 million for 2000 compared to 1999. The increase was primarily due to increased energy sales volumes, higher prices for energy and ancillary services, and improved operating results from trading and marketing activities, as well as expansion of our Wholesale Energy segment's generation operations into regions other than the Western United States, including the Mid-Atlantic United States (Pennsylvania, New Jersey and Maryland), Florida and Texas.

     Our Wholesale Energy segment's operating revenues increased $11.3 billion (143%) for 2000 compared to 1999. The increase was primarily due to an increase in prices and volumes for both gas and power sales in 2000 as compared to 1999. Our fuel and cost of gas sold and purchased power costs increased $6.4 billion and $4.1 billion, respectively, in 2000 compared to 1999. The increase in fuel and cost of gas sold was primarily due to an increase in gas volumes purchased and to increases in plant output and in the price of gas. The increase in purchased power cost was primarily due to a higher average cost of power and higher power volumes purchased. Operation and maintenance expenses increased $249 million in 2000 compared to 1999. This increase was primarily due to costs associated with the maintenance of facilities acquired or placed into commercial operation during the period, lease expense associated with the Mid-Atlantic generating facilities sale/leaseback transactions, higher run rates at existing facilities, increased costs associated with developing new power generation projects and higher staffing levels to support increased sales and expanded trading and marketing efforts. Depreciation and amortization expense for 2000 increased $88 million as compared to 1999, primarily as a result of our acquisition of the Mid-Atlantic generating facilities and other generating facilities in 2000.

     Our Wholesale Energy segment's operations in California have been affected by the crisis conditions of California's wholesale market, most significantly the financial distress of two of California's public utilities and the subsequent downgrading of those utilities' credit ratings and defaults on payments for wholesale power purchased in the fourth quarter of 2000. The California Legislature has passed emergency legislation appropriating funds to be used by the CDWR for the purchase of wholesale electricity, but these funds have been used to pay only for some of the electricity currently needed by the utilities' customers. We have not been paid for much of the power we sold in November and December 2000 through the Cal PX and to the Cal ISO. In the fourth quarter of 2000, we recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. For additional information regarding the uncertainties in the California wholesale energy market, please read "Wholesale Energy -- Power Generation
Operations -- Southwest Region," "Regulation -- State and Local
Regulations -- California" in Item 1 of this Form 10-K, "-- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy Operations -- California" as well as Notes 14(g) and 14(h) to our consolidated financial statements.

     1999 Compared to 1998. Our Wholesale Energy segment reported operating income of $27 million in 1999 compared to $42 million in 1998. The $15 million decrease was due primarily to a decline in market prices for electricity in the California market caused by milder than normal weather and increased hydroelectric generation sold by competitors into the California market. This decline more than offset significant increases in operating income of our trading and marketing operations in 1999. The increases in trading and marketing operating income resulted primarily from increases in volumes of gas, power and heating oil trading and slightly higher margins (revenue less cost of power sold) on power trading.

     Operating revenues were $7.9 billion in 1999, a 79% increase from 1998 revenues of $4.4 billion. The increase in revenues was primarily due to increased trading volumes for power, gas and heating oil. Higher sales prices for both power and gas also contributed to increased revenues.

     Fuel and cost of gas sold and purchased power costs increased $1.6 billion and $1.9 billion, respectively, in 1999 compared to 1998. These increases were primarily due to the corresponding increase in trading sales volumes. An increase in power and gas prices also contributed to the increase in costs. Operation and maintenance expenses in 1999 increased $48 million compared to 1998. The increase was primarily due to costs associated with the maintenance of the assets in California, which we acquired in April and July 1998. Depreciation and amortization in 1999 increased $7 million from 1998 due primarily to a full year of depreciation and amortization for our California operations as well as additional assets placed into operation during 1999.

EUROPEAN ENERGY

     Our European Energy segment includes the operations of UNA and its subsidiaries and our European trading, marketing and risk management operations. We created this segment in the fourth quarter of 1999 with the acquisition of UNA and the formation of our European trading, marketing and risk management operations. Our European Energy segment generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and marketing industry in Northwest Europe.

     Effective October 7, 1999, we acquired UNA, for a net purchase price of $1.9 billion. From October 1, 1999, our operating results include the results of operations of UNA. The impact of UNA's results of operations from October 1 through October 7, 1999 was immaterial to our consolidated results of operations. For additional information regarding the acquisition of UNA, please read Note 3(b) to our consolidated financial statements.

     In connection with our evaluation of the acquisition of UNA, we also began to assess and formulate an employee severance plan to be undertaken as soon as reasonably possible post-acquisition. The intent of this plan was to make UNA competitive in the Dutch electricity market when it became deregulated on January 1, 2001. This plan was finalized, approved and completed in September 2000. At that time, we recorded the severance liability as a purchase price adjustment in the amount of $19 million.

     UNA and the other major Dutch generators historically have operated under an agreement, which is referred to as the "Protocol," pursuant to which the generators provided capacity and energy to distributors for a total combined payment of NLG 3.4 billion ($1.5 billion, based on the December 31, 2000 exchange rate of 2.34 NLG per U.S. dollar), plus compensation for actual fuel costs over the period from 1997 through 2000. Effective January 1, 2001, these agreements expired in all material aspects.

     Beginning January 1, 2001, the Dutch wholesale electric market was completely opened to competition and as a result, we expect a decline in power prices. Consistent with our expectations at the time we made the acquisition, we anticipate that UNA will experience a significant decline in revenues in 2001 attributable to the deregulation of the market and termination of the Protocol. For additional information on these and other factors that may affect the future results of operations of our European Energy segment, please read "-- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our European Energy Operations."

     The following table provides summary data for the results of operations of our European Energy segment for the three months ended December 31, 1999 and the year ended December 31, 2000 (in millions, except electric sales data):

                                                         THREE MONTHS ENDED    YEAR ENDED
                                                            DECEMBER 31,      DECEMBER 31,
                                                                1999              2000
                                                         ------------------   ------------
Operating Revenues.....................................        $  153           $   579
Operating Expenses:
  Fuel and purchased power.............................            68               294
  Operation and maintenance............................            32               121
  Depreciation and amortization........................            21                75
                                                               ------           -------
          Total Operating Expenses.....................           121               490
                                                               ------           -------
Operating Income.......................................        $   32           $    89
                                                               ======           =======
Electric Sales (GWh)...................................         2,846            11,659

     For the year ended December 31, 2000, our European Energy segment reported operating income of $89 million. We reported operating income of $32 million for the three months ended December 31, 1999.

     For information regarding foreign currency matters, please read Note 5 to our consolidated financial statements and "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

OTHER OPERATIONS

     Our Other Operations segment includes the operations of our unregulated retail electric business, a communications business offering enhanced data, voice and other services to customers in Texas, an eBusiness group, non-operating investments, certain real estate holdings and unallocated corporate costs.

     Other Operations had an operating loss of $172 million for 2000 compared to a $71 million operating loss for 1999. This increased loss was primarily due to increased expenses incurred in preparing for retail competition in Texas beginning in January 2002 and eBusiness and communications start-up expenses. In addition, in 2000 we made a contribution to a charitable foundation and incurred expenses associated with acquiring the naming rights for the new football stadium for the Houston Texans, the National Football League's newest franchise, and the entertainment and convention facilities included in the stadium complex. For additional information about the naming rights, please read Note 14(e) to our consolidated financial statements.

     Other Operations had an operating loss of $71 million for 1999 compared to a $77 million operating loss for 1998. The decreased loss was primarily due to decreased state franchise taxes partially offset by increased general insurance liability and information system expenses.

                 CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     Our earnings for the past three years are not necessarily indicative of our future earnings and results. The level of our future earnings depends on numerous factors including:

     - state and federal legislative, as well as international regulatory developments, including deregulation, re-regulation and restructuring of the electric utility industry and changes in or application of environmental and other laws and regulations to which we are subject,

     - the timing of the implementation of our Business Separation Plan,

     - industrial, commercial and residential growth in our service territories,

     - our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities,

     - state, federal and other rate regulations in the United States and in foreign countries in which we operate or into which we might expand our operations,

     - the timing and extent of changes in commodity prices and interest rates,

     - weather variations and other natural phenomena,

     - our ability to cost-effectively finance and refinance,

     - the determination of the amount of our Texas generating assets' stranded costs and the recovery of these costs,

     - the ability to consummate and the timing of the consummation of acquisitions and dispositions,

     - the performance of our generation projects undertaken,

     - the successful operation of deregulating power markets, including the resolution of the crisis in the California market, and

     - risks incidental to our overseas operations, including the effects of fluctuations in foreign currency exchange rates.

     In order to adapt to the increasingly competitive environment, we continue to evaluate a wide array of potential business strategies, including business combinations or acquisitions involving other utility or non-utility businesses or properties, dispositions of currently owned businesses, as well as developing new generation projects, products, services and customer strategies.

BUSINESS SEPARATION AND RESTRUCTURING

     In anticipation of electric deregulation in Texas, and pursuant to the Legislation, we submitted a business separation plan in January 2000 to the Texas Utility Commission. Pursuant to the Business Separation Plan, we will restructure our businesses into two separate publicly traded companies in order to separate our unregulated businesses from our rate-regulated businesses. Reliant Resources holds substantially all of our unregulated businesses. We expect Reliant Resources will conduct the Offering in 2001. Also, we anticipate that the Regulated Holding Company will conduct the Distribution within 12 months of the completion of the Offering, subject to receipt of a favorable tax ruling and other regulatory approvals. For additional information regarding the Business Separation Plan and the Restructuring, please read "Business -- Our Business -- Restructuring" in Item 1 of this Form 10-K and Note 4(b) to our consolidated financial statements.

     We have sought a ruling from the Internal Revenue Service that the Distribution will be tax-free to the Regulated Holding Company and its shareholders. At this time, we do not have a ruling from the Internal Revenue Service regarding the tax treatment of the Distribution. If we do not obtain a favorable tax ruling, the Distribution is not likely to be made in the expected time frame or, perhaps, at all. In order for the Distribution to be tax-free, various requirements must be met, including ownership by its parent of at least 80% of all classes of Reliant Resources' outstanding capital stock at the time of the Distribution.

     Additionally, in connection with the Distribution, Reliant Energy plans to restructure its remaining businesses to achieve a public utility holding company structure and to register the Regulated Holding Company as a public utility holding company under the 1935 Act. Creation of the Regulated Holding Company will require the approval of Reliant Energy's shareholders. For additional information regarding the Regulated Holding Company, please read
"Business -- Our Business -- Restructuring" in Item 1 of this Form 10-K and Note 4(b) to our consolidated financial statements. The Restructuring will also require the approval of the Louisiana Public Service Commission and the Nuclear Regulatory Commission. We cannot assure you that those approvals will be obtained. After the Restructuring, the Regulated Holding Company will become a registered public utility holding company under the 1935 Act.

COMPETITIVE, REGULATORY AND OTHER FACTORS AFFECTING OUR ELECTRIC OPERATIONS

     Competition and Deregulation. In June 1999, the Texas legislature adopted the Legislation, which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition. Retail pilot projects for up to 5% of each utility's load in all customer classes will begin in June 2001 and retail electric competition for all other customers will begin on January 1, 2002. Our retail operations will be conducted by indirect wholly owned subsidiaries of Reliant Resources. Under the market framework established by the Legislation, we will initially be required to sell electricity to Houston area residential and small commercial customers at a specified price, which is referred to in the Legislation as the "price to beat," whereas other retail electric providers will be allowed to sell electricity to these same customers at any price. We will not be permitted to offer electricity to these customers at a price other than the price to beat until January 1, 2005, unless before that date the Texas Utility Commission determines that 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within the affiliated transmission and distribution utility's certificated service territory, as of January 1, 2002, is committed to be served by other retail electric providers. In addition, as long as we continue to provide retail service, the Legislation requires us to make the price to beat available to residential and small commercial customers in Reliant Energy HL&P's service territory through January 1, 2007. Because we will not be able to compete for residential and small commercial customers on the basis of price in Reliant Energy HL&P's service area, and because we expect that the retail market framework established by the Legislation will encourage competition from new retail electric providers, we could lose a significant number of these customers to other providers. When the pilot projects begin in June 2001, and until full retail electric competition begins, the Legislation provides that 5% of our customers may elect to purchase electricity from other retail electric providers. Our affiliated retail electric providers cannot participate in the pilot projects in Reliant Energy HL&P's service area. Reliant Energy HL&P will collect from retail electric providers the rates approved from its Wires Case to cover the cost of providing transmission and distribution service and any other non-bypassable charges.

     Generally, retail electric providers will procure or buy electricity from the wholesale generators at unregulated rates, sell electricity at retail to their customers and pay the transmission and distribution utility a regulated tariffed rate for delivering the electricity to their customers. The results of our retail electric operations will be largely dependent upon the amount of gross margin, or "headroom," available in the "price to beat." The available headroom will equal the difference between the price to beat and the sum of the charges, fees and transmission and distribution utility rate approved by the Texas Utility Commission and the price we pay for power to meet our price to beat load. The larger the amount of headroom, the more incentive new market entrants should have to provide retail electric services in Reliant Energy HL&P's service territory. The Texas Utility Commission's regulations allow us to adjust our price to beat fuel factor based on the percentage change in the price of natural gas. In addition, we may also request an adjustment as a result of changes in our price of purchased energy. In such a request, we may adjust the fuel factor to the extent necessary to restore the amount of headroom that existed at the time our initial price to beat fuel factor was set by the Texas Utility Commission. We may not request that our price to beat be adjusted more than twice a year. Currently, we do not know nor can we estimate the amount of headroom in our initial price to beat or in the initial price to beat for the affiliated retail electric provider in each other Texas retail electric market. Similarly, we cannot estimate with any certainty the magnitude and frequency of the adjustments required, if any, and the eventual impact of such adjustments on the amount of headroom.

     In preparation for this competition, we expect to make significant changes in the electric utility operations currently conducted through Reliant Energy HL&P. For additional information regarding these changes, the Legislation, retail competition, its application to our Electric Operations segment and the "price to beat," please read "Business -- Our Business -- Deregulation and Competition," "-- Restructuring," "-- Electric Operations" and
"Business -- Regulation -- State and Local Regulations -- Texas -- Electric Operations -- The Legislation" in Item 1 of this Form 10-K and Note 4 to our consolidated financial statements.

     Also, market volatility in the price of fuel for our generation operations, as well as in the price of purchased power, could have an effect on our cost to generate or acquire power. For additional information regarding commodity prices and supplies, please read "-- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy Operations -- Price Volatility."

     Other Regulatory Factors. Pursuant to the Legislation, Reliant Energy HL&P will be entitled to recover its stranded costs (i.e., the excess of net book value of generation assets, as defined by the Legislation, over the market value of those assets) and its regulatory assets related to generation. The Legislation prescribes specific methods for determining the amount of stranded costs and the details for their recovery. However, during the base rate freeze period from 1999 through 2001, earnings above the utility's authorized rate of return formula may be applied in a manner to accelerate depreciation of generation related plant assets for regulatory purposes. In addition, depreciation expense for transmission and distribution related assets may be redirected to generation assets for regulatory purposes during that period. The Legislation also provides for Reliant Energy HL&P, or a special purpose entity, to issue securitization bonds for the recovery of generation related regulatory assets and a portion of stranded costs. Any stranded costs not recovered through the sale of securitization bonds may be recovered through a non-bypassable charge to transmission and distribution customers. For additional information regarding these securitization bonds, please read "-- Liquidity and Capital Resources -- Future Sources and Uses of Cash -- Securitization."

     The Texas Utility Commission recently stated on record that it would consider requiring electric utilities to reverse the amount of redirected depreciation and accelerated depreciation previously taken if in its estimation the utility has overmitigated its stranded costs. The reversal could occur through a lower rate for the transmission and distribution utility and/or through credits contained in the transmission and distribution utility's rate. Any order requiring the reversal of these amounts would likely be included in the Texas Utility Commission proceeding establishing the initial rate of the transmission and distribution utility or in the case of our Electric Operations segment, the Wires Case. We do not expect the final transmission and distribution rate in the Wires Case to be established until August 2001. For more information regarding the Wires Case, see "Business -- Regulation -- State and Local Regulations -- Texas -- Electric Operations -- Rate Case."

     At June 30, 1999, we performed an impairment test of Reliant Energy HL&P's previously regulated electric generation assets pursuant to SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (SFAS No. 121), on a plant specific basis. Under SFAS No. 121, an asset is considered impaired, and should be written down to fair value, if the future undiscounted net cash flows expected to be generated by the use of the asset are insufficient to recover the carrying amount of the asset. For assets that are impaired pursuant to SFAS No. 121, we determined the fair value for each generating plant by estimating the net present value of future cash inflows and outflows over the estimated life of each plant. The difference between fair value and net book value was recorded as a reduction in the current book value. We determined that $797 million of electric generation assets were impaired as of June 30, 1999. Of these amounts, $745 million related to the South Texas Project and $52 million related to two gas-fired generation plants. The Legislation provides for recovery of this impairment through regulated cash flows during the transition period and through non-bypassable charges to transmission and distribution customers. As such, a regulatory asset has been recorded for an amount equal to the impairment loss. We recorded amortization expense related to the recoverable impaired plant costs and other assets created from discontinuing regulatory accounting of $221 million in the third and fourth quarters of 1999 and $329 million in 2000. We expect to fully amortize this regulatory asset as it is recovered from regulated cash flows in 2001.

     The impairment analysis requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the plants. The resulting impairment loss is highly dependent on these underlying assumptions. In addition, after January 10, 2004, Reliant Energy HL&P must finalize and reconcile stranded costs (as defined by the Legislation) in a filing with the Texas Utility Commission. Any positive difference between the regulatory net book value and the fair market value of the generation assets (as defined by the Legislation) will be collected through future non-bypassable charges. Any over-mitigation of stranded costs may be refunded through future non-bypassable charges. This final reconciliation allows alternative methods of third party valuation of the fair market value of these assets, including outright sale, stock valuations and asset exchanges. Because generally accepted accounting principles require us to estimate fair market values on a plant-by-plant basis in advance of the final reconciliation, the financial impacts of the Legislation with respect to the final determination of stranded costs in 2004 are subject to material changes. Factors affecting such change may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events occur that make the recovery of all or a portion of the regulatory assets associated with the generation plant impairment loss and other assets created from discontinuance of regulatory accounting pursuant to the Legislation no longer probable, we will write off the corresponding balance of these assets as a non-cash charge against earnings. One of the results of discontinuing the application of regulatory accounting for the generation operations is the elimination of the regulatory accounting effects of excess deferred income taxes and investment tax credits related to these operations. We believe it is probable that some parties will seek to return these amounts to ratepayers and, accordingly, we have recorded an offsetting liability.

     In accordance with the Legislation, beginning on January 1, 2002, and ending at December 31, 2003, any difference between market power prices received in the generation capacity auction and the Texas Utility Commission's earlier estimates of those market prices will be included in the 2004 stranded costs true-up. The Texas Utility Commission's estimate serves as a preliminary identification of stranded costs for recovery through securitization. This component of the true-up is intended to ensure that neither the customers nor we are disadvantaged economically as a result of the two-year transition period by providing this pricing structure.

     Since the time of our original impairment calculation in June 1999 when we discontinued application of SFAS No. 71 for our generation operations, natural gas prices have risen 295% from June 1999 to December 31, 2000 resulting in increases in estimated market prices for power during 2002 and 2003. Generally, for Reliant Energy HL&P's generation portfolio, sustained increases in natural gas prices result in an increase in the fair value of Reliant Energy HL&P's generation portfolio, due to our mix of lower variable cost of electric generation. Therefore, as electric power prices increase, the amount of our estimated stranded costs decline and the estimate of our 2002 and 2003 capacity true-up amounts which may be owed to customers increases.

     For additional information regarding the impairment of regulatory assets and electric generating plant and equipment as well as the recovery of stranded costs, please read Note 4(a) to our consolidated financial statements. For additional information regarding our filings to recover under-recovered fuel costs, please read Note 4(d) to our consolidated financial statements.

     Other. For additional information regarding litigation over franchise fees, please read Note 14(g) to our consolidated financial statements.

COMPETITIVE, REGULATORY AND OTHER FACTORS AFFECTING OUR WHOLESALE ENERGY OPERATIONS

     Competition. As of December 31, 2000, our Wholesale Energy business segment owned and operated 9,231 MW of electric generation assets that serve wholesale energy markets located in the Mid-Atlantic, Southwest and Midcontinent regions of the United States and the states of Florida and Texas. Competitive factors affecting the results of operations of these generation assets include new market entrants and construction by others of more efficient generation assets.

     The wholesale power industry has numerous competitors, some of which may have more operating experience, more acquisition and development experience, larger staffs and/or greater financial resources than we do. Like us, many of our competitors are seeking attractive opportunities to acquire or develop power generation facilities, both in the United States and abroad. This competition may adversely affect our ability to make investments or acquisitions.

     Also, industry restructuring requires or encourages the disaggregation of many vertically-integrated utilities into separate generation, transmission and distribution, and retail businesses. As a result, a significant number of additional competitors could become active in the wholesale power generation segment of our industry.

     Furthermore, other competitors operate power generation projects in the regions where we have invested in electric generation assets. While demand for electric energy services is generally increasing throughout the United States, the rate of construction and development of new, more efficient electric generation facilities may exceed increases in demand in some regional electric markets. Although local permitting and siting issues often reduce the risk of a rapid growth in supply of generation capacity in any particular region, projects are likely to be built over time. The commencement of commercial operation of these new facilities in the regional markets where we have facilities will likely increase the competitiveness of the wholesale power market in those regions, which could have a material effect on our business and lower the value of some of our electric generation assets.

     Finally, our trading, marketing, power origination and risk management operations compete with other energy merchants based on the ability to aggregate supplies at competitive prices from different sources and locations and to efficiently utilize transportation from third-party pipelines and transmission from electric utilities. These operations also compete against other energy marketers on the basis of their relative skills, financial position and access to credit sources. This competitive factor reflects the tendency of energy customers, wholesale energy suppliers and transporters to seek financial guarantees and other assurances that their energy contracts will be satisfied. As pricing information becomes increasingly available in the energy trading and marketing business and as deregulation in the electricity markets continues to accelerate, we anticipate that our trading, marketing, power origination and risk management operations will experience greater competition and downward pressure on per-unit profit margins.

     Regulation. The regulatory environment applicable to the electric power industry has recently undergone substantial changes as a result of restructuring initiatives at both the state and federal levels. These initiatives have had a significant impact on the nature of the industry and the manner in which its participants conduct their business. Our Wholesale Energy segment has targeted the deregulating wholesale and retail segments of the electric power industry created by these initiatives. These changes are ongoing and we cannot predict the future development of deregulation in these markets or the ultimate effect that this changing regulatory environment will have on our business.

     Moreover, existing regulations may be revised or reinterpreted, new laws and regulations may be adopted or become applicable to us or our facilities, and future changes in laws and regulations may have a detrimental effect on our business. Certain restructured markets, particularly California, have recently experienced supply problems and price volatility. These supply problems and volatility have been the subject of a significant amount of press coverage, much of which has been critical of the restructuring initiatives. In some markets, including California (please read "-- California" below), proposals have been made by governmental agencies and/or other interested parties to slow the pace of deregulation or to re-regulate areas of these markets that have previously been deregulated. If the current trend towards competitive restructuring of the wholesale and retail power markets is reversed, discontinued or delayed, the business growth prospects of our Wholesale Energy segment would be slowed and the financial outlook for our existing positions could be impacted.

     If RTOs are established as envisioned by FERC Order 2000, "rate pancaking," or multiple transmission charges that apply to a single point-to-point delivery of energy, will be eliminated within a region, and wholesale transactions within the region, and between regions will be facilitated. The end result could be a more competitive, transparent market for the sale of energy and a more economic and efficient use and allocation of resources. For additional information regarding FERC Order 2000 affecting these RTOs, please read "Business -- Regulation -- Federal Energy Regulatory Commission" in Item 1 of this Form 10-K.

     Price Volatility. Our Wholesale Energy business segment sells electricity from our non-Texas power generation facilities into the spot market or other competitive power markets or on a contractual basis. Our Wholesale Energy business segment is not guaranteed any rate of return on our capital investments through mandated rates, and our revenues and results of operations are likely to depend, in large part, upon prevailing market prices for electricity and fuel in our regional markets and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time. In addition, the FERC, which has jurisdiction over wholesale power rates, as well as independent system operators that oversee some of these markets, may impose price limitations, bidding rules and other mechanisms to address some of the volatility in these markets. Most of our Wholesale Energy business segment's domestic power generation facilities purchase fuel under short-term contracts or on the spot market. Fuel prices may also be volatile, and the price we can obtain for power sales may not change at the same rate as changes in fuel costs. These factors could have an adverse impact on our revenues and results of operations.

     Volatility in market prices for fuel and electricity may result from:

     - weather conditions,

     - seasonality,

     - electricity usage,

     - illiquid markets,

     - transmission or transportation constraints or inefficiencies,

     - availability of competitively priced alternative energy sources,

     - demand for energy commodities,

     - natural gas, crude oil and refined products, and coal production levels,

     - natural disasters, wars, embargoes and other catastrophic events, and

     - federal, state and foreign energy and environmental regulation and legislation.

     Trading, Marketing, Power Origination and Risk Management Operations. To lower our Wholesale Energy business segment's financial exposure related to commodity price fluctuations, its trading, marketing, power origination and risk management operations routinely enter into contracts to hedge a portion of its purchase and sale commitments, weather positions, fuel requirements and inventories of natural gas, coal, crude oil and refined products, and other commodities. As part of this strategy, our Wholesale Energy business segment routinely utilizes fixed-price forward physical purchase and sales contracts, futures, financial swaps and option contracts traded in the over-the-counter markets or on exchanges. However, our Wholesale Energy business segment does not expect to cover the entire exposure of its assets or its positions to market price volatility and the coverage will vary over time. To the extent our Wholesale Energy business segment has unhedged positions, fluctuating commodity prices can impact our financial results and financial position, either favorably or unfavorably.

     At times, our Wholesale Energy business segment has open trading positions in the market, within established guidelines, resulting from the management of its trading portfolio. To the extent open trading positions exist, fluctuating commodity prices can impact our financial results and financial position, either favorably or unfavorably.

     The risk management procedures our Wholesale Energy business segment has in place may not always be followed or may not always work as planned. As a result of these and other factors, we cannot predict with precision the impact that our risk management decisions may have on our businesses, operating results or financial position. Although our Wholesale Energy business segment devotes a considerable amount of management effort to these issues, their outcome is uncertain.

     Our trading, marketing, power origination and risk management operations are also exposed to the risk that counterparties who owe it money or physical commodities, such as energy or gas, as a result of market transactions will not perform their obligations. Should the counterparties to these arrangements fail to perform, our trading, marketing, power origination and risk management operations might be forced to acquire alternative hedging arrangements or replace the underlying commitment at then-current market prices. In this event, our trading, marketing, power origination and risk management operations might incur additional losses to the extent of amounts, if any, already paid to the counterparties.

     California. During the summer and fall of 2000, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the CAL ISO, to amass billions of dollars of uncollected wholesale power costs and to ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO.

     As of December 31, 2000, we were owed $101 million by the Cal PX and $181 million by the Cal ISO. In the fourth quarter of 2000, we recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. From January 1, 2001 through February 28, 2001, we have collected $105 million of these receivable balances. As of March 1, 2001, we were owed a total of $358 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resources Scheduling for energy sales in the California wholesale market from the fourth quarter of 2000 through February 28, 2001. Management will continue to assess the collectibility of these receivables based on further developments affecting the California electricity market and the market participants described herein. Additional provisions to the allowance may be warranted in the future.

     In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MWh "breakpoint" on sales to the Cal ISO and through the Cal PX. The order does not prohibit sales above the "breakpoint," but the seller is subject to weekly reporting and monitoring requirements. For each reported transaction, potential refund liability extends for a period of 60 days following the date any such transaction is reported to the FERC. On March 9, 2001, the FERC issued a further order establishing a proxy market clearing price of $273/MWh for January 2001, and on March 16, 2001 the FERC issued a further order adjusting the proxy market clearing price to $430/MWh for February 2001. New market monitoring and mitigation measures to replace the $150/MWh breakpoint and reporting obligation are being developed by the FERC to take effect on May 1, 2001.

     In the FERC's March 9 and March 16 orders, the FERC outlined criteria for determining amounts subject to possible refund based on the proxy market clearing price for January and February 2001 and indicated that approximately $12 million of the $125 million charged by us in January 2001 in California to the Cal ISO and the Cal PX and approximately $7 million of the $47 million charged by us in February 2001 in California to the Cal ISO and the Cal PX were subject to possible refunds. In the March 9 and March 16 orders, the FERC set forth procedures for challenging possible refund obligations. Because we believe that there is cost or other justification for prices charged above the proxy market clearing prices established in the March 9 and March 16 orders, we intend to pursue such a challenge with respect to our potential refund amounts identified in such orders. Any refunds we may ultimately be obligated to pay are to be credited against unpaid amounts owed to us for our sales in the Cal PX or to the Cal ISO. The December 15 order established that a refund condition would be in place for the period beginning October 2, 2000 through December 31, 2002. The December 15 order also eliminated the requirement that California's public utilities sell all of their generation into and purchase all of their power from the Cal PX and directed that the Cal PX wholesale tariffs be terminated effective April 2001. The Cal PX has since suspended its day-ahead and day-of markets and filed for bankruptcy protection on March 9, 2001. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC.

     In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California Public Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. None of these investigations have been completed and no findings have been made in connection with any of them.

     Despite the market restructuring ordered under the December 15 order, the California public utilities have continued to accrue unrecovered wholesale costs. As a result, the credit ratings of two of these public utilities were severely downgraded to below investment grade in January 2001. As their credit lines became unavailable, the two utilities defaulted on payments due to the Cal PX and the Cal ISO, which operate financially as pass-through entities, coordinating payments from buyers and sellers of electricity. As a result, the Cal PX and Cal ISO were not able to pay final invoices to market participants totaling over $1 billion.

     The default of two of California's public utilities on amounts owed the Cal PX and the Cal ISO for purchased power has further exacerbated the current crisis in the California wholesale markets and resulted in substantial uncollected receivables owed to us by the Cal ISO and the Cal PX. The Cal PX's efforts to recover the available collateral of the utilities, in the form of block forward contracts, have been frustrated by the emergency acts of California's Governor, who seized control of the contracts upon the expiration of temporary restraining orders prohibiting such action. Although obligated to pay reasonable value for the contracts, the state of California has not yet made any payment for the contracts. Various actions have been filed challenging the Governor's ability to seize these contracts.

     Upon the default of the two utilities of amounts due to the Cal PX, the Cal PX issued "charge-backs" allocating the utilities' defaults to the other market participants. Proceedings were brought both in federal court and at the FERC seeking a suspension of the charge-backs and challenging the reasonableness of the Cal PX's actions. The Cal PX has since agreed to a preliminary injunction suspending any of its charge-back activities in order to allow the FERC to address the charge-back issues. Amounts owed to us were debited in invoices by the Cal PX for charge-backs in the amount of $29 million and, on February 14, 2001, we filed our own lawsuit against the Cal PX in the United States District Court for the Central District of California, seeking a recovery of those amounts and a stay of any further charge-backs by the Cal PX. The filing of bankruptcy by the Cal PX will automatically stay for some period the various court and administrative cases against the Cal PX.

     The two defaulting utilities have both filed lawsuits challenging the refusal of state regulators to allow wholesale power costs to be passed through to retail customers under the "filed rate doctrine." The filed rate doctrine provides that wholesale power costs approved by the FERC are entitled to be recovered through rates. Additionally, to address the failing financial condition of the two defaulting utilities and the utilities' potential bankruptcy, the California Legislature passed emergency legislation, effective January 18, 2001 and February 2, 2001, appropriating funds to be used by the CDWR for the purchase of wholesale electricity on behalf of the utilities and authorizing the sale of bonds to fund future purchases under long-term power contracts with wholesale generators. The CDWR began the process of soliciting bids from generators for long-term contracts and continued the purchasing of short-term power contracts. No bonds have yet been issued by the CDWR to support long-term power purchases or to provide credit support for short-term purchases.

     As noted above, two of California's public utilities have defaulted in their payment obligations to the Cal PX and the Cal ISO as a result of the refusal of state regulators to allow them to recover their wholesale power costs. This refusal by state regulators has also caused the utilities to default on numerous other financial obligations, which could result in either the voluntary or involuntary bankruptcy of the utilities. While a bankruptcy filing would result in further post-petition purchases of wholesale electricity being considered administrative expenses of the debtor, a substantial delay could be experienced in the payment of pre-petition receivables pending the confirmation of a reorganization plan. The California Legislature is currently considering legislation under which a state entity would be formed to purchase and operate a substantial share of the transmission lines in California in an effort to provide cash to the utilities and thereby avoid potential bankruptcy filings by the utilities. A number of the creditors for the two California public utilities have indicated, however, that unless California moves quickly with such a plan, an involuntary bankruptcy filing may be made by one or more of such creditors.

     Because California's power reserves remain at low levels, in part as a result of the lack of creditworthy buyers of power given the defaults of the California utilities, the Cal ISO has relied on emergency dispatch orders requiring generators to provide at the Cal ISO's direction all power not already under contract. The power supplied to the Cal ISO has been used to meet the needs of the customers of the utilities, even though two of those utilities do not have the credit required to receive such power and may be unable to pay for it. We have contested the obligation to provide power under these circumstances. The Cal ISO sought a temporary restraining order compelling us to continue to comply with the emergency dispatch orders despite the utilities' defaults. Although the payment issue is still disputed, on February 21, 2001, we and the CDWR entered into a contract expiring March 23, 2001 for the purchase of all of our available capacity not already under contract and the litigation has been temporarily stayed. The CDWR is current in its payments under this contract, but we are still owed $108 million for power provided in compliance with the emergency dispatch orders for the six weeks prior to the agreement. Depending on the outcome of the court proceedings initiated by the Cal ISO seeking to enjoin us from ceasing power deliveries to the Cal ISO, we may be forced to continue selling power without the guarantee of payment.

     Additionally, we are seeking a prompt FERC determination that the Cal ISO is not complying with the credit provisions of its tariff and a related order of the FERC issued on February 14, 2001, requiring the Cal ISO not to make purchases in the real time market unless a creditworthy purchaser is responsible for such purchases.

     For additional information regarding the situation in California, please read "Business -- Wholesale Energy -- Power Generation Operations -- Southwest Region" and "Business -- Regulation -- State and Local
Regulations -- California" in Item 1 of this Form 10-K, "-- Results of Operations by Business Segment -- Wholesale Energy -- 2000 Compared to 1999," as well as Notes 14(g) and 14(h) to our consolidated financial statements.

COMPETITIVE, REGULATORY AND OTHER FACTORS AFFECTING OUR EUROPEAN ENERGY
OPERATIONS

     Competition. The European energy market is highly competitive. In addition, over the next several years, we expect an increasing consolidation of the participants in the European generating market.

     Our European wholesale operations compete in the Netherlands, primarily against the three other largest Dutch generating companies, various cogenerators of electric power, various alternate sources of power and non-Dutch generators of electric power, primarily from France and Germany. In 2000, UNA and the three other largest Dutch generating companies supplied approximately 50% of the electricity consumed in the Netherlands. Smaller Dutch producers supplied about 25% of the consumed electricity, and the remainder was imported. At present, the Dutch electricity system has three operational interconnection points with Germany and two interconnection points with Belgium. There are also a number of projects that are at various stages of development and that may increase the number of interconnections in the future (post 2005) including interconnections with Norway and the United Kingdom. The Belgian interconnections are used to import electricity from France, but a larger portion of Dutch electricity imports comes from Germany.

     Our European trading and marketing operations will also be subject to increasing levels of competition. As of December 31, 2000, there were 32 trading and marketing companies registered with the Amsterdam Power Exchange. Competition among power generators for customers is intense, and we expect competition to increase with the deregulation of the market. Please read
"-- Regulation." The primary elements of competition affecting both the generation and trading and marketing operations of our European Energy business segment are price, credit support, and supply and delivery reliability.

     Deregulation. The Dutch electricity market was opened to limited wholesale and retail competition on January 1, 1999 as retail competition for large industrial customers began. The Dutch wholesale electric market was completely opened to competition on January 1, 2001. Consistent with our expectations at the time we made the acquisition, we anticipate that our European Energy business segment may experience a significant decline in gross margin in 2001 attributable to the deregulation of the market and termination of an agreement with the other Dutch generators and the Dutch distributors. The next customer segment, composed primarily of commercial customers, will be liberalized by 2002. The remainder of the market, mainly residential, will be open to competition by 2003. The timing of these market openings is subject to change, however, at the discretion of the Dutch Minister of Economic Affairs. In addition, the results of our European Energy segment will be negatively impacted beginning in 2002 due to the imposition of a standard Dutch corporate income tax rate, which is currently 35%, on the income of UNA. In 2000 and prior years, UNA's Dutch corporate income tax rate was zero percent.

     Other. Another factor that could have a significant impact on the Dutch energy industry, including the operations of our European Energy business segment, is the ultimate resolution of stranded costs issues in the Netherlands. Prior to 2001, UNA and the other Dutch generators sold their generating output through the coordinating body for the Dutch electricity generating sector, B.V. Nederlands Elektriciteit Administratiekantor (NEA). Over the years, NEA has incurred "stranded" costs as a result of, among other things, a perceived need to cover anticipated shortages in energy production supply. NEA stranded costs consist primarily of investments in alternative energy sources and fuel and power purchase contracts currently estimated to be uneconomical. Legislation has been approved by the Dutch parliament which would transfer the liability for the stranded costs from NEA to its four shareholders, one of which is UNA. For information regarding this legislation, please read Note 14(i) to our consolidated financial statements.

     In connection with our acquisition of UNA, the selling shareholders of UNA agreed to indemnify UNA for some stranded costs in an amount not to exceed NLG
1.4 billion ($599 million based on an exchange rate of 2.34 NLG per U.S. dollar as of December 31, 2000), which may be increased in some circumstances at our option up to NLG 1.9 billion ($812 million). Of the total consideration we paid for the shares of UNA, NLG 900 million ($385 million) has been placed by the selling shareholders under the direction of the Dutch Minister of Economic Affairs in an escrow account to secure the indemnity obligations by the former shareholders of UNA. Although our management believes that the indemnity provision will be sufficient to fully satisfy UNA's ultimate share of any stranded costs obligation, this judgment is based on numerous assumptions regarding the ultimate outcome and timing of the resolution of the stranded cost issue, the former shareholders' timely performance of their obligations under the indemnity arrangement, and the amount of stranded costs, which at present is not determinable. Any shortfall in the indemnity provision could have a material adverse effect on our results of operations.

     Our European operations are subject to various risks incidental to investing or operating in foreign countries. These risks include economic risks, such as fluctuations in currency exchange rates, restrictions on the repatriation of foreign earnings and/or restrictions on the conversion of local currency earnings into U.S. dollars. For example, we estimate that the impact of the devaluation of the Euro relative to the U.S. dollar during 2000 negatively impacted U.S. dollar net income in the amount of approximately $8 million.

     Impact of Currency Fluctuations on Company Earnings. For information about our exposure through our investment in Europe to losses resulting from fluctuations in currency rates, please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

COMPETITIVE AND OTHER FACTORS AFFECTING RERC OPERATIONS

     Natural Gas Distribution. Our Natural Gas Distribution business segment competes primarily with alternate energy sources such as electricity and other fuel sources. In some areas, intrastate pipelines, other gas distributors and marketers also compete directly with our Natural Gas Distribution business segment for gas sales to end-users. In addition, as a result of federal regulatory changes affecting interstate pipelines, natural gas marketers operating on these pipelines may be able to bypass our Natural Gas Distribution business segment's facilities and market, sell and/or transport natural gas directly to commercial and industrial customers.

     Generally, the regulations of the states in which our Natural Gas Distribution business segment operates allow us to pass through changes in the costs of natural gas to our customers through purchased gas adjustment provisions in rates. There is, however, an inherent timing difference between our purchases of natural gas and the ultimate recovery of these costs. Consequently, we may incur additional "carrying" costs as a result of this timing difference and the resulting, temporary under-recovery of our purchased gas costs. To a large extent, these additional carrying costs are not recovered from our customers.

     Pipelines and Gathering. Our Pipelines and Gathering segment competes with other interstate and intrastate pipelines in the transportation and storage of natural gas. The principal elements of competition among pipelines are rates, terms of service, and flexibility and reliability of service. Our Pipelines and Gathering segment competes indirectly with other forms of energy available to its customers, including electricity, coal and fuel oils. The primary competitive factor is price. Changes in the availability of energy and pipeline capacity, the level of business activity, conservation and governmental regulations, the capability to convert to alternative fuels, and other factors, including weather, affect the demand for natural gas in areas we serve and the level of competition for transportation and storage services. Since FERC Order No. 636, REGT's and MRT's commodity sales activity has been minimal. Commodity transactions are usually related to system management activity which we have been able to manage with little exposure. We have not been nor do we anticipate to be, negatively impacted from the recent price levels and the tightening of supply. In addition, competition for our gathering operations is impacted by commodity pricing levels in its markets because these prices influence the level of drilling activity in those markets.

     Natural Gas Pipeline Company of America has proposed, and is soliciting customers for a 30" pipeline paralleling MRT's East Line in Illinois to a point 17 miles East of St. Louis Metro, with a proposed in-service date of June 2002. MRT has renewed or is engaged in negotiations to renew service agreements under multi-year terms, including service and potential expansion needs along MRT's existing East Line in Illinois. Our Pipelines and Gathering business segment derives approximately 14% of its revenues from its contract with Laclede, which has been under an annual evergreen term provision since 1999. In the event we are not able to renegotiate a long-term extension to the contract with Laclede, and Laclede engages another pipeline for the transportation services it currently obtains from us, the operating and financial results of our Pipelines and Gathering business segment would be materially adversely affected.

FLUCTUATIONS IN COMMODITY PRICES AND DERIVATIVE INSTRUMENTS

     For information regarding our exposure to risk as a result of fluctuations in commodity prices and derivative instruments, please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K.

INDEXED DEBT SECURITIES (ZENS) AND OUR AOL TIME WARNER INVESTMENT

     For information on our indexed debt securities and our investment in AOL Time Warner common stock, please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of this Form 10-K and Note 8 to our consolidated financial statements.

ENVIRONMENTAL EXPENDITURES

     We are subject to numerous environmental laws and regulations, which require us to incur substantial costs to operate existing facilities, construct and operate new facilities, and mitigate or remove the effect of past operations on the environment. For additional information regarding environmental contingencies, please read Note 14(g) to our consolidated financial statements.

     Clean Air Act Expenditures. We expect the majority of capital expenditures associated with environmental matters to be incurred by our Electric Operations and Wholesale Energy business segments in connection with emission limitations for NOx under the Clean Air Act, or to enhance operational flexibility under Clean Air Act requirements. In 2000, emission reduction requirements for NOx were finalized for our electric generating facilities in Texas and the Mid-Atlantic region. We currently estimate that up to $534 million will be required to comply with the requirements through the end of 2003, with an estimated $215 million to be incurred in 2001. The Texas regulations require additional reductions that must be completed by March 2007. Estimates for the Texas units for the period 2004 through 2007 have not been defined, but could be up to $230 million. We are currently litigating the economic and technical viability of the Texas post-2004 reduction requirements, but cannot predict the outcome of this litigation. In addition, the Legislation created a program mandating air emissions reductions for some generating facilities of our Electric Operations segment. The Legislation provides for stranded costs recovery for costs associated with this obligation incurred before May 1, 2003. For additional information regarding the Legislation, please read Note 4(a) to our consolidated financial statements. Additional NOx emission controls for our generating units located in California may result in expenditures of up to $30 million through 2002. For additional information regarding environmental regulation of air emissions, please read "Business -- Environmental
Matters -- Air Emissions" in Item 1 of this Form 10-K.

     Site Remediation Expenditures. From time to time we have received notices from regulatory authorities or others regarding our status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. Based on currently available information, we believe that remediation costs will not materially affect our financial position, results of operations or cash flows. There can be no assurance, however, that future developments, including additional information about existing sites or the identification of new sites, will not require material revisions to our estimates. For information about specific sites that are the subject of remediation claims, please read Note 14(g) to our consolidated financial statements and Note 9(c) to RERC's consolidated financial statements.

     Water, Mercury and Other Expenditures.  As discussed under
"Business -- Environmental Matters -- Water Issues" in Item 1 of this Form 10-K, regulatory authorities are in the process of implementing regulations and quality standards in connection with the discharge of pollutants into waterways. Once these regulations and quality standards are enacted, we will be able to determine if our operations are in compliance, or if we will have to incur costs in order to comply with the quality standards and regulations. Until that time, however, we are not able to predict the amount of these expenditures, if any. To date, however, our expenditures associated with respect to permits, registrations and authorizations for operation of facilities under the statutes regulating the discharge of pollutants into surface water have not been material. With regard to mercury remediation and other environmental matters, such as the disposal of solid wastes, our expenditures have not been, and are not expected to be material, based on our experiences and that of others in our industries. Please read "Business -- Environmental Matters -- Mercury Contamination" and "-- Other" in Item 1 of this Form 10-K.

OTHER CONTINGENCIES

     For a description of other legal and regulatory proceedings affecting us, please read Notes 4 and 14 to our consolidated financial statements and Note 9 to RERC's consolidated financial statements.

                        LIQUIDITY AND CAPITAL RESOURCES

COMPANY CONSOLIDATED CAPITAL REQUIREMENTS

     Our liquidity and capital requirements are affected primarily by capital programs, working capital needs and debt service requirements. Our Wholesale Energy segment expects to continue to participate as a bidder in future acquisitions of independent power projects and privatizations of generation facilities, which are excluded from the following table. Our capital requirements are expected to be met with excess cash flows from operations and the proceeds of project financings, equity offerings and borrowings. Additional capital expenditures are dependent upon the nature and extent of future project commitments, some of which may be substantial. The capital requirements for 2000 were, and as estimated for 2001 through 2005 as of March 19, 2001 are, as follows (in millions):

                                             2000     2001     2002     2003     2004     2005
                                            ------   ------   ------   ------   ------   ------
Electric Operations (with nuclear
  fuel)(1)................................  $  643   $  947   $  428   $  450   $  427   $  379
Natural Gas Distribution..................     195      176      175      180      169      172
Pipelines and Gathering...................      61       51       52       38       38       33
Wholesale Energy(1)(2)....................   1,966      591      532      186      146      129
European Energy...........................     995        5       26       --       21       17
Other Operations..........................      91      126       97      101      109       98
Payments of long-term debt, sinking fund
  requirements and minimum capital lease
  obligations.............................     679      630      789    1,238       48      332
Mid-Atlantic generating assets operating
  lease payments..........................       1      259      137       77       84       75
Major maintenance cash outlays for
  non-rate regulated electric generating
  assets..................................      73       65       78       77       82       89
                                            ------   ------   ------   ------   ------   ------
          Total...........................  $4,704   $2,850   $2,314   $2,347   $1,124   $1,324
                                            ======   ======   ======   ======   ======   ======

---------------

(1) Beginning in 2002 capital requirements for current generation operations of Reliant Energy HL&P are included in Wholesale Energy rather than in Electric Operations.

(2) In August 2000, we sold to and leased back from owner-lessors, interests in three Mid-Atlantic generating facilities. As consideration for the sale, we received $1.0 billion in cash, which was used to repay indebtedness outstanding under credit facilities. The expenditures for the acquisitions of these Mid-Atlantic generating facilities have been excluded from the 2000 capital requirements.

     The net cash provided by/used in operating, investing and financing activities for 1998, 1999 and 2000 is as follows (in millions):

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1998     1999     2000
                                                             ------   ------   ------
Cash provided by (used in):
  Operating activities.....................................  $1,427   $1,110   $1,346
  Investing activities.....................................  (1,238)  (2,876)  (3,288)
  Financing activities.....................................    (206)   1,823    2,032

Cash Provided by Operating Activities

     Net cash provided by operations in 2000 increased $236 million compared to 1999. This increase primarily resulted from:

     - proceeds from the sale of an investment in marketable debt securities by UNA,

     - improved operating results of our Wholesale Energy segment's California generating facilities,

     - incremental cash flows provided by UNA, acquired in the fourth quarter of 1999,

     - cash flows from the Mid-Atlantic generating facilities, acquired in the second quarter of 2000,

     - increased sales from our Electric Operations segment due to growth in usage and number of customers, and

     - partially offset by increased Electric Operations' under-recovered fuel costs and Wholesale Energy's margin deposits on energy trading activities.

     Net cash provided by operations in 1999 decreased $317 million compared to 1998 primarily due to a $141 million federal tax refund received in 1998 and other changes in working capital.

Cash Used in Investing Activities

     Net cash used in investing activities increased $412 million during 2000 compared to 1999. This increase was primarily due to:

     - the funding of the remaining purchase obligation for UNA of $982 million on March 1, 2000,

     - the purchase of the Mid-Atlantic generation facilities for $2.1 billion on May 12, 2000, and

     - increased capital expenditures.

     Proceeds of $1.0 billion from the sale-leaseback of three of our Mid-Atlantic generation facilities in 2000, the sale of a substantial portion of our Latin American investments in 2000 and the purchase of $537 million of AOL Time Warner securities in 1999 partially offset these increases.

     Net cash used in investing activities increased $1.6 billion in 1999 compared to 1998. This increase was primarily due to:

     - the cash payment of $833 million in 1999 related to the acquisition of UNA,

     - the cash payment of $188 million in 1999 for the acquisition of our generating facility located in Florida,

     - the purchase of $537 million of AOL Time Warner securities in 1999, and

     - increased capital expenditures.

Cash Used in/Provided by Financing Activities

     Cash flows provided by financing activities increased $209 million in 2000 compared to 1999, primarily due to cash received from short-term borrowings partially offset by a decline in proceeds from long-term debt and the sale of trust preferred securities.

     Cash flows provided by financing activities increased $2.0 billion in 1999 compared to 1998, primarily due to cash received from short-term borrowings, the net issuance of long-term debt and the issuance of trust preferred securities aggregating $2.1 billion (please read Notes 10 and 11 to our consolidated financial statements), partially offset by $91 million of purchases of our common stock. The net borrowings incurred during 1999 were utilized to purchase AOL Time Warner securities, to make the $833 million cash payment related to the acquisition of UNA, to support increased capital expenditures and to fund our working capital requirements.

FUTURE SOURCES AND USES OF CASH FLOWS

     Credit Facilities. As of December 31, 2000, we had credit facilities in effect, including facilities of various financing subsidiaries and operating subsidiaries, that provided for an aggregate of $8.4 billion in committed credit. As of December 31, 2000, $6.7 billion was outstanding under these facilities including commercial paper of $3.7 billion and letters of credit of $899 million. The remaining unused credit facilities totaled $1.7 billion. The credit facilities under which Reliant Energy borrows or provides credit support contain various business and financial covenants requiring us to, among other things, maintain leverage (as defined in the credit facilities) below specified ratios. Certain credit facilities at the subsidiary level also contain various financial covenants limiting leverage and requiring the subsidiary to maintain its interest coverage ratio (as defined in the credit facilities) above a specified ratio during stated periods. We are in compliance with the covenants under all of these credit agreements. We do not expect any of these covenants to materially limit our ability to borrow or obtain letters of credit under these facilities. For additional discussion, please read Note 10(a) to our consolidated financial statements.

     Of the $8.4 billion of committed credit facilities described above, $5.0 billion will expire in 2001. To the extent that we continue to need access to this amount of committed credit, we expect to extend or replace these facilities on normal commercial terms on a timely basis.

     Between December 2000 and March 2001, Reliant Resources entered into a total of eleven bilateral credit facilities with financial institutions, which provide for an aggregate of $1.6 billion in committed credit. The facilities became effective subsequent to December 31, 2000 and expire on October 2, 2001. Concurrent with the effectiveness of these facilities, $500 million of credit facilities of a financing subsidiary were canceled. Interest rates on the borrowings are based on the London inter-bank offered rate (LIBOR) plus a margin, a base rate or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring Reliant Resources to, among other things, maintain a ratio of net debt to the sum of net debt, subordinated affiliate debt and shareholder's equity not to exceed 0.60 to
1.00. These covenants are not anticipated to materially restrict Reliant Resources from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to facility and usage fees that are calculated based on the amount of the facility commitments and on the amounts outstanding under the facilities, respectively.

     Shelf Registrations. At December 31, 2000, Reliant Energy had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of our preferred stock, $580 million aggregate principal amount of our debt securities and $125 million of trust preferred securities and related junior subordinated debt securities. In addition, Reliant Energy had a shelf registration for 15 million shares of its common stock which, would have been worth $650 million as of December 31, 2000 based on the closing price of its common stock as of this date. In January 2001, RERC Corp. filed a shelf registration statement for $600 million of unsecured unsubordinated debt securities of which $550 million was issued in February 2001.

     RERC Corp. Debt Issuance. In February 2001, RERC Corp. issued $550 million of unsecured notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy, and for general corporate purposes. Reliant Energy used the $400 million proceeds from the dividend for general corporate purposes, including the repayment of short-term borrowings.

     Money Fund. We have a "money fund" through which Reliant Energy and some of its participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and borrowing or investing is based on the net cash position. The money fund's net funding requirements are generally met with commercial paper.

     Securitization. Reliant Energy HL&P filed an application with the Texas Utility Commission requesting a financing order authorizing the issuance by a special purpose entity organized by us, pursuant to the Legislation, of transition bonds relating to Reliant Energy HL&P's generation related regulatory assets. In May 2000, the Texas Utility Commission issued a financing order to Reliant Energy authorizing the issuance of transition bonds in an amount not to exceed $740 million plus actual up-front qualified costs. Payments on the transition bonds will be made out of funds derived from non-bypassable transition charges assessed to Reliant Energy HL&P's transmission and distribution customers. The offering of the transition bonds will be registered under the Securities Act of 1933 and is expected to be consummated during 2001. The transition bonds will be offered and sold only by means of a prospectus. This Form 10-K does not constitute an offer to sell or the solicitation of an offer to buy nor will there be any sale of the transition bonds in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of such state.

     The expected timing of the transition bond offering assumes that the Texas Supreme Court will have rejected a constitutional challenge to the statute permitting the financing orders. That challenge was brought in a Texas state district court by Power Choice, Inc. in connection with a different financing order, issued by the Texas Utility Commission to another utility. The district court affirmed the constitutionality of the statute. Power Choice took a direct appeal to the Texas Supreme Court under a statute providing for expedited judicial review. The Texas Supreme Court heard oral argument on November 29, 2000, and as of March 19, 2001, a decision has not been rendered at this time.

     Reliant Energy Latin America Divestitures. We have received an aggregate of $790 million in after-tax proceeds from the sale of some investments held by the Latin America business segment. For additional information, please read "Business -- Our Business -- Discontinued Operations" in Item 1 of the Form 10-K and Note 19 to our consolidated financial statements.

     Fuel Filing. As of December 31, 2000, Reliant Energy HL&P was under-collected on fuel recovery by approximately $558 million. In two separate filings, Reliant Energy HL&P received approval to implement fuel surcharges to collect the under-recovery of fuel expenses, as well as to adjust the fuel factor to compensate for significant increases in the price of natural gas.

     On March 15, 2001, Reliant Energy HL&P filed to revise its fuel factor and address our undercollected fuel costs of $389 million, which is the accumulated amount since September 2000 through February 2001 plus estimates for March and April, 2001. Reliant Energy HL&P is requesting to revise its fixed fuel factor to be implemented with the May 2001 billing cycle and has proposed to defer the collection of the $389 million until the 2004 stranded costs true-up proceeding. For additional information regarding the 2004 stranded costs true-up proceeding, please read "-- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Electric Operations" and Note 4(a) to our consolidated financial statements.

     Initial Public Offering of Reliant Resources. On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources, which will own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering in 2001. Reliant Energy expects the Offering to be followed by a distribution to Reliant Energy's or its successor's shareholders the remaining common stock of Reliant Resources within 12 months of the Offering. For additional information, please read "Business -- Our Business -- Restructuring," in Item 1 of this Form 10-K, "-- Certain Factors Affecting Our Future
Earnings -- Business Separation and Restructuring" and Note 4(b) to our consolidated financial statements.

     Acquisition of UNA. In the fourth quarter of 1999, we funded $833 million of the UNA purchase obligation. On March 1, 2000, we funded the $982 million remaining UNA purchase obligation. We obtained a portion of the funds for this purchase from a Euro 600 million ($596 million) three-year term loan facility established in February 2000.

     Indemnification of UNA Stranded Costs. In connection with the acquisition of UNA, the selling shareholders of UNA agreed to indemnify UNA for specified stranded costs in an amount not to exceed NLG 1.4 billion ($599 million based on a December 31, 2000 exchange rate of 2.34 NLG per U.S. dollar). This amount may be increased in some circumstances at our option up to NLG 1.9 billion ($812 million). Of the total consideration we paid for the shares of UNA, NLG 900 million ($385 million) has been placed in an escrow account to secure these indemnity obligations by the former shareholders of UNA under the direction of the Dutch Ministry of Economic Affairs. We believe that the indemnity provision will be sufficient to cover UNA's ultimate share of any stranded costs obligation. We base this belief on numerous assumptions regarding the ultimate outcome and timing of the resolution of the stranded costs issue, the former shareholders' timely performance of their obligations under the indemnity arrangement, and the amount of stranded costs, which at present is not determinable. For further discussion of UNA stranded costs, please read Note 14(i) to our consolidated financial statements.

     Acquisition of Mid-Atlantic Assets. On May 12, 2000, we completed the acquisition of our Mid-Atlantic assets from Sithe Energies, Inc. for an aggregate purchase price of $2.1 billion. The acquisition was originally financed through commercial paper borrowings at one of our financing subsidiaries. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which we acquired as part of the Mid-Atlantic acquisition. For additional discussion of these lease transactions, please read Notes 3(a) and 14(c) to our consolidated financial statements. As consideration for the sale of our interest in each of the facilities, we received a total of $1.0 billion in cash that was used to repay commercial paper borrowings at one of our financing subsidiaries. We will continue to make lease payments through 2029. The lease terms expire in 2034. Cash lease payments are scheduled as follows (in millions):

2001.......................................................   $  259
2002.......................................................      137
2003.......................................................       77
2004.......................................................       84
2005.......................................................       75
2006 and beyond............................................    1,188
                                                              ------
          Total............................................   $1,820
                                                              ======

     Channelview Project. Our 781 MW gas-fired, combined cycle, cogeneration plant located in Channelview, Texas, which is currently under construction, is expected to cost $463 million, including $129 million in commitments for the purchase of combustion turbines. Of this amount, $280 million had been incurred as of December 31, 2000. The project continues to be financed through funds received under the terms of a committed equity bridge facility, which totals $92 million, a non-recourse debt facility aggregating $369 million and projected construction revenues of $2 million.

     Other Generating Projects. As of December 31, 2000, we had an additional three non-rate regulated generating facilities under construction. Total estimated costs of constructing these facilities are $867 million, including $366 million in commitments for the purchase of combustion turbines. As of December 31, 2000, we had incurred $614 million of the total projected costs of these projects, which were funded primarily through short-term borrowings from various financing subsidiaries of Reliant Energy. We believe that our level of cash, our borrowing capability and proceeds from the initial public offering as discussed above will be sufficient to fund these commitments. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $544 million for future generation projects. We believe that our current level of cash, our borrowing capability and proceeds from the initial public offering will be sufficient to fund these options should we choose to exercise them.

     Naming Rights to Houston Sports Complex. In October 2000, we acquired the naming rights for the new football stadium for the Houston Texans, the National Football League's newest franchise. In addition, the naming rights cover the entertainment and convention facilities included in the stadium complex. The agreement extends for 32 years. In addition to naming rights, the agreement provides us with significant sponsorship rights. The aggregate cost of the naming rights will be approximately $300 million. During the fourth quarter of 2000, we incurred an obligation to pay $12 million in order to secure the long-term commitment and for the initial advertising of which $10 million was expensed. Starting in 2002, when the new stadium is operational, we will pay $10 million each year through 2032 for annual advertising under this agreement.

     California Trade Receivables. During the summer and fall of 2000, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emissions allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the Cal ISO, to amass billions of dollars of uncollected wholesale power costs and ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO. As of December 31, 2000, we were owed $101 million by the Cal PX and $181 million by the Cal ISO. In the fourth quarter of 2000, we recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. From January 1, 2001 through February 28, 2001, we have collected $105 million of these receivable balances. As of March 1, 2001, we were owed $358 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resource Scheduling, for energy sales in the California wholesale market, which includes power sales in the wholesale California market from the fourth quarter of 2000 through February 28, 2001. For additional information regarding uncertainties in the California wholesale market, please read "-- Certain Factors Affecting Our Future Earnings -- Competitive, Regulatory and Other Factors Affecting Our Wholesale Energy Operations -- California" as well as Notes 14(g) and 14(h) to our consolidated financial statements.

     Treasury Stock Purchases. As of December 31, 2000, we were authorized under our common stock repurchase program to purchase an additional $271 million of our common stock. Our purchases under our repurchase program depend on market conditions, might not be announced in advance and may be made in open market or privately negotiated transactions.

     Environmental Issues. We anticipate investing up to $711 million in capital and other special project expenditures between 2001 and 2005 for environmental compliance. Of this amount, we anticipate expenditures to be approximately $217 million and $259 million in 2001 and 2002, respectively.

     Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by capital expenditures, debt service requirements and various working capital needs. We expect to continue to participate as a bidder in future acquisitions of independent power projects and privatizations of generation facilities. We expect any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from debt and equity offerings, project financings and other borrowings. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. We believe that our current level of cash and borrowing capability and proceeds from the Reliant Resources initial public offering discussed above, along with future cash flows from operations, will be sufficient to meet the existing operational needs of our businesses for the next 12 months.

                         NEW ACCOUNTING PRONOUNCEMENTS

     Effective January 1, 2001, we were required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. In addition, in June 2000, the Financial Accounting Standards Board (FASB) issued an amendment that narrows the applicability of the pronouncement to some purchase and sales contracts and allows hedge accounting for some other specific hedging relationships. Adoption of SFAS No. 133 resulted in a $62 million cumulative after-tax increase to net income and a cumulative after-tax increase of accumulated other comprehensive loss of $252 million in the first quarter of 2001. The adoption also increased current assets, long-term assets, current liabilities, and long-term liabilities by $703 million, $252 million, $805 million and $340 million, respectively, on our consolidated balance sheet. We will also reclassify $788 million from current portion of long-term debt to other current liabilities due to the adoption.

     The total impact of our adoption of SFAS No. 133 on earnings and accumulated other comprehensive loss is dependent upon certain pending interpretations, which are currently under consideration, including those related to the "normal purchases and normal sales." The interpretations of this issue, and others, are currently under consideration by the FASB. While the ultimate conclusions reached on interpretations being considered by the FASB could impact the effects of our adoption of SFAS No. 133, we do not believe that such conclusions would have a material effect on our current estimate of the impact of the adoption.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

IMPACT OF CHANGES IN INTEREST RATES, EQUITY MARKET VALUES, FOREIGN CURRENCY EXCHANGE RATES AND ENERGY COMMODITY PRICES

     We are exposed to various market risks. These risks are inherent in our financial statements and arise from transactions entered into in the normal course of business. We utilize derivative financial instruments to mitigate the impact of changes in electricity and fuel prices on our operating results and cash flows. We utilize cross-currency swaps and options to hedge our net investments in foreign subsidiaries and other financial instruments to manage various other market risks.

INTEREST RATE RISK

     We have long-term debt, Company obligated mandatorily redeemable preferred securities of subsidiary trusts holding solely our junior subordinated debentures (Trust Preferred Securities), securities held in our nuclear decommissioning trust, bank facilities, some lease obligations and our obligations under the ZENS, which subject us to the risk of loss associated with movements in market interest rates.

     At December 31, 1999 and 2000, we had issued fixed-rate debt (excluding indexed debt securities) and Trust Preferred Securities aggregating $5.7 billion and $5.5 billion, respectively, in principal amount and having a fair value of $5.5 billion each year. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Notes 10 and 11 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $281 million if interest rates were to decline by 10% from their levels at December 31, 2000. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     Our floating-rate obligations aggregated $3.1 billion and $5.8 billion at December 31, 1999 and 2000, respectively, (please read Note 10 to our consolidated financial statements), inclusive of (a) amounts borrowed under our short-term and long-term credit facilities (including the issuance of commercial paper supported by these facilities), (b) borrowings underlying a receivables facility and (c) amounts subject to a master leasing agreement under which lease payments vary depending on short-term interest rates. These floating-rate obligations expose us to the risk of increased interest and lease expense in the event of increases in short-term interest rates. If the floating rates were to increase by 10% from December 31, 2000 levels, our consolidated interest expense and expense under operating leases would increase by a total of approximately $3 million each month in which such increase continued.

     As discussed in Notes 14(l) to our consolidated financial statements, we contribute $14.8 million per year to a trust established to fund our share of the decommissioning costs for the South Texas Project. The securities held by the trust for decommissioning costs had an estimated fair value of $159 million as of December 31, 2000, of which approximately 40% were fixed-rate debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at December 31, 2000, the decrease in fair value of the fixed-rate debt securities would not be material to us. In addition, the risk of an economic loss is mitigated. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability because we believe that our future contributions, which are currently recovered through the rate-making process, will be adjusted for these gains and losses. For further discussion regarding the recovery of decommissioning costs pursuant to the Legislation, please read Note 4(a) to our consolidated financial statements.

     As discussed in Note 10(b) to our consolidated financial statements, in November 1998, RERC Corp. sold $500 million aggregate principal amount of its 6 3/8% Term Enhanced Remarketable Securities (TERM Notes) which included an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate in 2003 is below 5.66%. At December 31, 2000, we could terminate the option at a cost of $34 million. A decrease of 10% in the December 31, 2000 level of interest rates would increase the cost of termination of the option by approximately $13 million.

     As discussed in Note 8 to our consolidated financial statements, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation will be bifurcated into a debt component of $122 million and a derivative component of $788 million. The debt component of $122 million is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $17 million if interest rates were to decline by 10% from levels at December 31, 2000. Changes in the fair value of the derivative component will be recorded in our statements of consolidated operations and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from December 31, 2000 levels, the fair value of the derivative component would increase by approximately $12 million, which would be recorded as a loss in our statements of consolidated operations.

EQUITY MARKET RISK

     As discussed in Note 8 to our consolidated financial statements, we own approximately 26 million shares of AOL Time Warner Inc. common stock (AOL TW Common), which are held by us to facilitate our ability to meet our obligations under the ZENS. Please read Note 8 to our consolidated financial statements for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the December 31, 2000 market value of AOL TW Common would result in a loss of approximately $7 million, which would be recorded as a loss in our statements of consolidated operations.

     As discussed above under "-- Interest Rate Risk," we contribute to a trust established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of December 31, 2000. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at December 31, 2000, the resulting loss in fair value of these securities would not be material to us. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

FOREIGN CURRENCY EXCHANGE RATE RISK

     Our European operations expose us to risk of loss in the fair value of our European investments due to the fluctuation in foreign currencies relative to our reporting currency, the U.S. dollar. We account for adjustments resulting from translation of our investments that have functional currencies other than the U.S. dollar as a charge or credit to a separate component of accumulated other comprehensive income (loss) in stockholders' equity. As of December 31, 2000, we have entered into foreign currency swaps and have issued Euro-denominated debt to hedge our net European investment. Changes in the value of the swaps and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of December 31, 2000, we had recorded a $2 million loss in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

     We have substantially hedged our net investment in our European subsidiaries through a combination of Euro-denominated borrowings and various derivative instruments. During the normal course of business, we review our currency hedging strategies and determine the hedging approach we deem appropriate based upon the circumstances of each situation.

     Our European Energy segment has entered into financial instruments to purchase approximately $120 million to hedge future fuel purchases payable in U.S. dollars. As of December 31, 2000, the fair value of these financial instruments was a $6 million liability. An increase in the value of the Euro of 10% compared to the U.S. dollar from its December 31, 2000 level would result in an additional loss in the fair value of these foreign currency financial instruments of $12 million.

COMMODITY PRICE RISK

     Trading and marketing operations often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. These risks fall into three different categories: price and volume volatility, credit risk of trading counterparties and adequacy of the control environment for trading. We routinely enter into futures, forward contracts, swaps and options to hedge purchase and sale commitments, fuel requirements and inventories of natural gas, coal, electricity, oil, emission allowances, weather derivatives and other commodities and to minimize the risk of market fluctuations on our trading, marketing, power origination and risk management operations. We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits (both methods are described below).

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their December 31, 1999 and 2000 levels would have decreased the fair value of our Energy Derivatives, from their levels on those respective dates, by $12 million and $149 million, respectively.

     The above analysis of the Energy Derivatives utilized for hedging purposes does not include the favorable impact that the same hypothetical price movement would have on our physical purchases and sales of natural gas and electric power to which the hedges relate. Furthermore, the Energy Derivative portfolio is managed to complement the physical transaction portfolio, reducing overall risks within limits. Therefore, the adverse impact to the fair value of the portfolio of Energy Derivatives held for hedging purposes associated with the hypothetical changes in commodity prices referenced above would be offset by a favorable impact on the underlying hedged physical transactions, assuming:

     - the Energy Derivatives are not closed out in advance of their expected term,

     - the Energy Derivatives continue to function effectively as hedges of the underlying risk, and

     - as applicable, anticipated underlying transactions settle as expected.

     If any of the above-mentioned assumptions cease to be true, a loss on the financial instruments may occur, or the options might be worthless as determined by the prevailing market value on their termination or maturity date, whichever comes first.

     Trading Derivatives held by our trading and marketing operations consist of physical forwards, swaps, options and exchange-traded futures and options in natural gas, electricity, crude oil and refined products and weather derivatives, and are exposed to losses in fair value due to changes in the price and volatility of the underlying derivatives. We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments. The variance/covariance model relies on statistical relationships to describe how changes in different markets can affect a portfolio of instruments with different characteristics and market exposures. We use the delta-approximation method for reporting option positions. VAR models are relatively sophisticated; however, the quantitative risk information is limited by the parameters established in creating the model. The instruments being evaluated could have features that may trigger a potential loss in excess of calculated amounts if changes in commodity prices exceed the confidence level of the model used. The VAR methodology employs a seasonally adjusted volatility-based approach with the following critical parameters: volatility estimates, appropriate market-oriented holding periods and seasonally adjusted correlation estimates. The holding period (typically one day) is our estimate of the length of time that will be needed to liquidate the positions. The volatility and the correlation estimates measure the impact of adverse price movements both at an individual position level as well as at the total portfolio level. The confidence level established for our purposes is 95%. For example, if VAR is calculated at $10 million, we may state with a 95% confidence level that if prices move against our positions, our pre-tax loss in liquidating our portfolio would not exceed $10 million based on the VAR assumptions over the defined holding period. With respect to Trading Derivatives, our highest, lowest and average monthly VAR during 2000 was

$15 million, $1 million and $6 million, respectively. During 1999, our highest, lowest and average monthly VAR was less than $8 million.

     We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-K or a failure of risk controls will not lead to significant losses from our marketing and risk management activities.

RISK OVERSIGHT

     We control the scope of our trading, power origination, marketing and risk management operations through a comprehensive set of policies and procedures involving senior levels of our management. Our Board of Directors sets the risk limit parameters, and the audit committee of the board has oversight for the ongoing evaluation of the adequacy of the risk control organization and policies. A risk oversight committee, comprised of corporate and business segment officers, oversees all of our activities, which include commodity price, credit, foreign currency, equity and interest rate risk, including our trading, marketing, power origination and risk management operations. The committee also proposes VAR limits to our Board of Directors. Our Board of Directors ultimately sets our aggregate VAR limit. We have a corporate risk control organization, headed by a chief risk control officer, which is assigned responsibility for establishing and enforcing the policies, procedures and limits and evaluating the risks inherent in proposed transactions. Key risk control activities include credit review and approval, credit and performance risk measurement and monitoring, validation of transactions, portfolio valuation and daily portfolio reporting including mark-to-market valuation, VAR and other risk measurement metrics.

     To the extent an open position exists, fluctuating commodity prices can impact financial results and financial position, either favorably or unfavorably. As a result, we cannot predict with precision the impact that our risk management decisions may have on our businesses, operating results or financial position.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED OPERATIONS
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              -----------   -----------   -----------
REVENUES....................................................  $11,229,519   $15,223,094   $29,339,384
EXPENSES:
  Fuel and cost of gas sold.................................    4,815,752     6,699,792    15,071,801
  Purchased power...........................................    2,215,049     4,137,414     8,627,853
  Operation and maintenance.................................    1,583,122     1,781,030     2,356,207
  Taxes other than income taxes.............................      469,429       441,242       498,061
  Depreciation and amortization.............................      866,272       905,305       906,328
                                                              -----------   -----------   -----------
         Total..............................................    9,949,624    13,964,783    27,460,250
                                                              -----------   -----------   -----------
OPERATING INCOME............................................    1,279,895     1,258,311     1,879,134
                                                              -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Gain (loss) on AOL Time Warner investment.................           --     2,452,406      (204,969)
  (Loss) gain on indexed debt securities....................   (1,176,211)     (629,523)      101,851
  (Loss) income of equity investment of unconsolidated
    subsidiaries............................................         (601)         (793)       42,860
  Other, net................................................       67,619        59,766        83,765
                                                              -----------   -----------   -----------
         Total..............................................   (1,109,193)    1,881,856        23,507
                                                              -----------   -----------   -----------
INTEREST AND OTHER CHARGES:
  Interest..................................................      502,432       498,451       700,083
  Distribution on trust preferred securities................       29,201        51,220        54,358
                                                              -----------   -----------   -----------
         Total..............................................      531,633       549,671       754,441
                                                              -----------   -----------   -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, EXTRAORDINARY ITEMS AND PREFERRED DIVIDENDS........     (360,931)    2,590,496     1,148,200
Income Tax (Benefit) Expense................................      (82,563)      915,973       377,064
                                                              -----------   -----------   -----------
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEMS AND PREFERRED DIVIDENDS...............     (278,368)    1,674,523       771,136
Income (loss) from discontinued operations (net of tax of
  $(52,131), $16,856 and $45,721)...........................      137,276        (8,792)     (172,375)
Loss on disposal of discontinued operations, including
  provision of $4,843 for operating loss during phase-out
  period (less applicable tax of $12,846)...................           --            --      (158,706)
Extraordinary (loss) gain, net of tax of $98,679 and $0.....           --      (183,261)        7,445
                                                              -----------   -----------   -----------
(LOSS) INCOME BEFORE PREFERRED DIVIDENDS....................     (141,092)    1,482,470       447,500
Preferred Dividends.........................................          390           389           389
                                                              -----------   -----------   -----------
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS.......  $  (141,482)  $ 1,482,081   $   447,111
                                                              ===========   ===========   ===========
BASIC (LOSS) EARNINGS PER SHARE:
  (Loss) Income from Continuing Operations Before
    Extraordinary Items.....................................  $     (0.98)  $      5.87   $      2.71
  Income (Loss) from Discontinued Operations, net of tax....         0.48         (0.03)        (0.61)
  Loss on Disposal of Discontinued Operations, net of tax...           --            --         (0.56)
  Extraordinary (Loss) Gain, net of tax.....................           --         (0.64)         0.03
                                                              -----------   -----------   -----------
  Net (Loss) Income Attributable to Common Stockholders.....  $     (0.50)  $      5.20   $      1.57
                                                              ===========   ===========   ===========
DILUTED (LOSS) EARNINGS PER SHARE:
  (Loss) Income from Continuing Operations Before
    Extraordinary Items.....................................  $     (0.98)  $      5.85   $      2.68
  Income (Loss) from Discontinued Operations, net of tax....         0.48         (0.03)        (0.60)
  Loss on Disposal of Discontinued Operations, net of tax...           --            --         (0.55)
  Extraordinary (Loss) Gain, net of tax.....................           --         (0.64)         0.03
                                                              -----------   -----------   -----------
  Net (Loss) Income Attributable to Common Stockholders.....  $     (0.50)  $      5.18   $      1.56
                                                              ===========   ===========   ===========

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1998          1999         2000
                                                           ---------    ----------    --------
Net (loss) income attributable to common stockholders....  $(141,482)   $1,482,081    $447,111
Foreign currency translation adjustments from continuing
  operations.............................................         --          (587)     (1,220)
Foreign currency translation adjustments from
  discontinued
  operations (net of tax of $17,656, $23,143 and
  $16,371)...............................................    (32,790)      (42,392)    (30,405)
Reclassification adjustment for foreign currency
  translation losses realized in net income (net of tax
  of $57,296)............................................         --            --     106,408
Unrealized loss on available-for-sale securities (net of
  tax of $5,877, $373 and $1,492)........................    (10,370)       (1,224)     (2,264)
Reclassification adjustment for impairment loss on
  available-for-sale securities realized in net income
  (net of tax of $9,276).................................         --            --      17,228
Additional minimum non-qualified pension liability
  adjustment (net of tax of $11,127).....................         --            --     (19,135)
                                                           ---------    ----------    --------
Comprehensive (Loss) Income..............................  $(184,642)   $1,437,878    $517,723
                                                           =========    ==========    ========

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 1999          2000
                                                              -----------   -----------
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $    80,767   $   175,972
  Investment in AOL Time Warner common stock................    3,979,461       896,824
  Accounts receivable, net..................................    1,078,736     2,623,492
  Accrued unbilled revenues.................................      172,629       592,618
  Inventory.................................................      340,459       483,213
  Price risk management assets..............................      722,429     4,460,843
  Margin deposits on energy trading activities..............       33,721       521,004
  Prepayments and other current assets......................      128,194       253,335
                                                              -----------   -----------
         Total current assets...............................    6,536,396    10,007,301
                                                              -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   13,133,559    15,260,155
                                                              -----------   -----------
OTHER ASSETS:
  Goodwill and other intangibles, net.......................    3,041,751     3,080,707
  Regulatory assets.........................................    1,739,507     1,926,103
  Price risk management assets..............................      173,590       752,186
  Equity investments in unconsolidated subsidiaries.........       78,041       108,727
  Net assets of discontinued operations.....................    1,078,185       194,858
  Other.....................................................      675,437       746,709
                                                              -----------   -----------
         Total other assets.................................    6,786,511     6,809,290
                                                              -----------   -----------
         TOTAL ASSETS.......................................  $26,456,466   $32,076,746

                                                              ===========   ===========
                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings.....................................  $ 2,876,311   $ 5,004,494
  Current portion of long-term debt.........................    4,354,230     1,623,202
  Accounts payable..........................................    1,025,245     3,077,926
  Taxes accrued.............................................      215,680       172,449
  Interest accrued..........................................      115,192       103,489
  Dividends declared........................................      110,811       110,893
  Price risk management liabilities.........................      718,228     4,442,811
  Margin deposits from customers on energy trading
    activities..............................................        3,800       284,603
  Accumulated deferred income taxes.........................      415,591       309,008
  Business purchase obligation..............................      431,570            --
  Other.....................................................      348,041       610,379
                                                              -----------   -----------
         Total current liabilities..........................   10,614,699    15,739,254
                                                              -----------   -----------
OTHER LIABILITIES:
  Accumulated deferred income taxes.........................    2,541,109     2,548,891
  Unamortized investment tax credit.........................      270,243       265,737
  Price risk management liabilities.........................      142,305       737,540
  Benefit obligations.......................................      394,550       491,964
  Business purchase obligation..............................      596,303            --
  Other.....................................................    1,017,010     1,109,850
                                                              -----------   -----------
         Total other liabilities............................    4,961,520     5,153,982
                                                              -----------   -----------
LONG-TERM DEBT..............................................    4,868,643     4,996,095
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF THE COMPANY....................      705,272       705,355
                                                              -----------   -----------
STOCKHOLDERS' EQUITY........................................    5,306,332     5,482,060
                                                              -----------   -----------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.........  $26,456,466   $32,076,746
                                                              ===========   ===========

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1998          1999          2000
                                                              -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income attributable to common stockholders.....  $  (141,482)  $ 1,482,081   $   447,111
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation and amortization...........................      866,272       905,305       906,328
    Deferred income taxes...................................     (434,717)      625,211       (41,892)
    Investment tax credit...................................      (20,123)      (58,706)      (18,330)
    (Gain) loss on AOL Time Warner investment...............           --    (2,452,406)      204,969
    Loss (gain) on indexed debt securities..................    1,176,211       629,523      (101,851)
    Extraordinary items.....................................           --       183,261        (7,445)
    Undistributed losses (earnings) of unconsolidated
      subsidiaries..........................................          601           793       (24,931)
    Proceeds from sale of debt securities...................           --            --       123,428
    Impairment of marketable equity securities..............           --            --        26,504
    Net cash (used in) provided by discontinued
      operations............................................     (184,567)      (24,547)      437,620
    Changes in other assets and liabilities:
      Accounts receivable, net..............................      129,943      (325,777)   (1,933,033)
      Inventory.............................................     (138,237)       51,480       (74,603)
      Federal tax refund....................................      140,532            --        86,155
      Fuel cost over (under) recovery.......................      125,104        73,567      (515,278)
      Margin deposits on energy trading activities, net.....       42,630       (59,467)     (206,480)
      Accounts payable......................................      (98,249)      206,409     2,040,724
      Other assets..........................................     (131,050)      (71,259)     (302,588)
      Other liabilities.....................................       61,774       (89,417)      229,138
    Other, net..............................................       32,426        33,487        70,078
                                                              -----------   -----------   -----------
         Net cash provided by operating activities..........    1,427,068     1,109,538     1,345,624
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (712,492)   (1,165,639)   (1,842,385)
  Business acquisitions, net of cash acquired...............     (292,398)   (1,060,000)   (2,121,481)
  Proceeds from sale-leaseback transactions.................           --            --     1,000,000
  Payment of a business purchase obligation.................           --            --      (981,789)
  Investment in AOL Time Warner securities..................           --      (537,055)           --
  Investments in unconsolidated subsidiaries................      (40,928)      (36,582)       (5,755)
  Net cash (used in) provided by discontinued operations....     (189,656)      (55,100)      641,768
  Other, net................................................       (2,677)      (21,543)       21,824
                                                              -----------   -----------   -----------
         Net cash used in investing activities..............   (1,238,151)   (2,875,919)   (3,287,818)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net.........................    1,267,107     2,060,680     1,092,373
  Payments of long-term debt................................     (697,714)     (935,908)     (678,709)
  Proceeds from sale of trust preferred securities, net.....           --       362,994            --
  (Decrease) increase in short-term borrowings, net.........     (314,717)      822,468     2,170,314
  Proceeds from sale of common stock........................        4,542        30,452        53,809
  Payment of common stock dividends.........................     (426,265)     (427,255)     (426,859)
  Purchase of treasury stock................................           --       (90,708)      (27,306)
  Net cash (used in) provided by discontinued operations....      (10,555)          400      (120,173)
  Other, net................................................      (28,090)         (204)      (31,138)
                                                              -----------   -----------   -----------
         Net cash (used in) provided by financing
           activities.......................................     (205,692)    1,822,919     2,032,311
                                                              -----------   -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH.....................           --            --         5,088
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........      (16,775)       56,538        95,205
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR..............       41,004        24,229        80,767
                                                              -----------   -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR....................  $    24,229   $    80,767   $   175,972
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
    Interest (net of amounts capitalized)...................  $   502,889   $   504,821   $   786,660
    Income taxes............................................      472,609       401,703       496,603

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
                       (THOUSANDS OF DOLLARS AND SHARES)

                                                1998                   1999                   2000
                                        --------------------   --------------------   --------------------
                                        SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                        -------   ----------   -------   ----------   -------   ----------
PREFERENCE STOCK, NONE OUTSTANDING....       --   $       --        --   $       --        --   $       --
                                        -------   ----------   -------   ----------   -------   ----------
CUMULATIVE PREFERRED STOCK
  Balance, beginning of year..........       97        9,740        97        9,740        97        9,740
                                        -------   ----------   -------   ----------   -------   ----------
  Balance, end of year................       97        9,740        97        9,740        97        9,740
                                        -------   ----------   -------   ----------   -------   ----------
COMMON STOCK, NO PAR; AUTHORIZED
  700,000,000 SHARES
  Balance, beginning of year..........  295,357    3,112,098   296,271    3,136,826   297,612    3,182,751
  Issuances related to benefit and
    investment plans..................      914       24,734     1,341       46,062     2,302       74,447
  Other...............................       --           (6)       --         (137)       --           (8)
                                        -------   ----------   -------   ----------   -------   ----------
  Balance, end of year................  296,271    3,136,826   297,612    3,182,751   299,914    3,257,190
                                        -------   ----------   -------   ----------   -------   ----------
TREASURY STOCK
  Balance, beginning of year..........      (93)      (2,066)     (103)      (2,384)   (3,625)     (93,296)
  Shares acquired.....................       --           --    (3,524)     (90,708)   (1,184)     (27,306)
  Other...............................      (10)        (318)        2         (204)       (2)        (254)
                                        -------   ----------   -------   ----------   -------   ----------
  Balance, end of year................     (103)      (2,384)   (3,625)     (93,296)   (4,811)    (120,856)
                                        -------   ----------   -------   ----------   -------   ----------
UNEARNED ESOP STOCK
  Balance, beginning of year..........  (12,389)    (229,827)  (11,674)    (217,780)  (10,679)    (199,226)
  Issuances related to benefit plan...      715       12,047       995       18,554     2,040       38,068
                                        -------   ----------   -------   ----------   -------   ----------
  Balance, end of year................  (11,674)    (217,780)  (10,679)    (199,226)   (8,639)    (161,158)
                                        -------   ----------   -------   ----------   -------   ----------
RETAINED EARNINGS
  Balance, beginning of year..........             2,013,055              1,445,081              2,500,181
  Net (loss) income...................              (141,482)             1,482,081                447,111
  Common stock dividends -- $1.50 per
    share.............................              (426,492)              (426,981)              (426,942)
                                                  ----------             ----------             ----------
  Balance, end of year................             1,445,081              2,500,181              2,520,350
                                                  ----------             ----------             ----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance, beginning of year..........                (6,455)               (49,615)               (93,818)
  Foreign currency translation
    adjustments from continuing
    operations........................                    --                   (587)                (1,220)
  Foreign currency translation
    adjustments from discontinued
    operations........................               (32,790)               (42,392)               (30,405)
  Reclassification adjustment for
    foreign currency translation
    losses realized in net income.....                    --                     --                106,408
  Unrealized loss on
    available-for-sale securities.....               (10,370)                (1,224)                (2,264)
  Reclassification adjustment for
    impairment loss on
    available-for-sale securities
    realized in net income............                    --                     --                 17,228
  Additional minimum non-qualified
    pension liability adjustment......                    --                     --                (19,135)
                                                  ----------             ----------             ----------
  Balance, end of year................               (49,615)               (93,818)               (23,206)
                                                  ----------             ----------             ----------
    Total Stockholders' Equity........            $4,321,868             $5,306,332             $5,482,060
                                                  ==========             ==========             ==========

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     Reliant Energy, Incorporated (Reliant Energy), formerly Houston Industries Incorporated, together with its subsidiaries (collectively, the Company), is a diversified international energy services company that provides energy and energy services in North America and Western Europe. Reliant Energy is both an electric utility company and a utility holding company.

     The Company's financial reporting segments include the following: Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy, and Other Operations. Electric Operations includes the operations of Reliant Energy HL&P, an electric utility. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers and some non-rate regulated retail gas marketing operations. Pipelines and Gathering includes the interstate natural gas pipeline operations and the natural gas gathering and pipelines services businesses. Wholesale Energy is engaged in the acquisition, development and operation of non-rate regulated power generation facilities as well as the wholesale energy trading, marketing, power origination and risk management services in North America. European Energy is engaged in the operation of power generation facilities in the Netherlands as well as wholesale energy trading and marketing operations in Western Europe. Other Operations includes unallocated general corporate expenses, unregulated retail electric operations, a communications business, an eBusiness group and non-operating investments.

     Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of the Latin America business segment through sales of its Latin American assets. Accordingly, the Company is reporting the results of the Company's Latin America business segment as discontinued operations for all periods presented in the Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30. For information regarding the disposal of the Latin America business segment, see Note 19.

     On July 27, 2000, Reliant Energy announced its intention to form a company, Reliant Resources, Inc. (Reliant Resources), to own and operate a substantial portion of the Company's unregulated operations and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering). Reliant Energy expects the Offering to be followed by a distribution to Reliant Energy's or its successor's shareholders of the remaining common stock of Reliant Resources (Distribution) within twelve months of the Offering. For additional information, see Note 4(b).

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Reclassifications and Use of Estimates.

     Some amounts from the previous years have been reclassified to conform to the 2000 presentation of financial statements. These reclassifications do not affect earnings.

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

  (b) Market Risk and Uncertainties.

     The Company is subject to the risk associated with price movements of energy commodities and the credit risk associated with the Company's risk management activities. For additional information regarding these risks, see
Note 5. The Company is also subject to risks relating to the supply and prices of fuel and electricity, seasonal weather patterns, technological obsolescence and the regulatory environment in the United States and Western Europe.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

  (c) Principles of Consolidation.

     The accounts of Reliant Energy and its wholly owned and majority owned subsidiaries are included in the Consolidated Financial Statements. All significant intercompany transactions and balances are eliminated in consolidation. The Company accounts for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence using the equity method of accounting. For additional information regarding investments recorded using the equity method of accounting, see Note
7. Other investments, excluding marketable securities, are generally carried at cost.

  (d) Revenues.

     The Company records revenue for electricity and natural gas sales and services under the accrual method and these revenues are generally recognized upon delivery. Pipelines and Gathering record revenues as transportation services are provided. Energy sales and services not billed by month-end are accrued based upon estimated energy and services delivered. Domestic non-rate regulated electric power and other non-rate regulated energy services are sold at market-based prices through existing power exchanges or through third-party contracts. Energy revenues related to the Company's power generation facilities in Europe were generated under a regulated pricing structure, which includes compensation for the cost of fuel, capital and operation and maintenance expenses. The electric generation market in the Netherlands opened to wholesale competition on January 1, 2001. The Company's energy trading and marketing operations are accounted for under mark-to-market accounting as discussed in
Note 5.

  (e) Long-lived Assets and Intangibles.

     The Company records property, plant and equipment at historical cost. The Company recognizes repair and maintenance costs incurred in connection with planned major maintenance, such as turbine and generator overhauls, control system upgrades and air conditioner replacements, under the "accrual in advance" method for its non-rate regulated power generation operations acquired or developed prior to December 31, 1999. Planned major maintenance cycles primarily range from two to ten years. Under the accrual in advance method, the Company estimates the costs of planned major maintenance and accrues the related expense over the maintenance cycle. As of December 31, 1999 and 2000, the Company's maintenance reserve was $48 million and $27 million, respectively, of which $46 million and $20 million, respectively, were included in other long-term liabilities and the remainder in other current liabilities. The Company expenses all other repair and maintenance costs as incurred. Property, plant and equipment includes the following:

                                                                                  DECEMBER 31,
                                                             ESTIMATED USEFUL   -----------------
                                                              LIVES (YEARS)      1999      2000
                                                             ----------------   -------   -------
                                                                                  (IN MILLIONS)
Electric...................................................        1-58         $16,598   $18,754
Natural gas distribution...................................        5-50           1,696     1,809
Pipelines and gathering....................................        5-75           1,555     1,582
Other property.............................................        3-40             140       247
                                                                                -------   -------
          Total............................................                      19,989    22,392
Accumulated depreciation...................................                      (6,855)   (7,132)
                                                                                -------   -------
          Property, plant and equipment, net...............                     $13,134   $15,260
                                                                                =======   =======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The Company records goodwill for the excess of the purchase price over the fair value assigned to the net assets of an acquisition. Goodwill is amortized on a straight-line basis over 10 to 40 years. See Note 3 and the following table for additional information regarding goodwill and the related amortization periods.

                                                                                  DECEMBER 31,
                                                              ESTIMATED USEFUL   ---------------
                                                               LIVES (YEARS)      1999     2000
                                                              ----------------   ------   ------
                                                                                  (IN MILLIONS)
Reliant Energy Resources Corp. (RERC Corp.).................      40             $2,112   $2,086
Reliant Energy Mid-Atlantic Power Holdings, LLC.............      35                 --        7
N.V. UNA....................................................      30                897      897
Other.......................................................    10-35               112      136
                                                                                 ------   ------
          Total.............................................                      3,121    3,126
Accumulated amortization....................................                       (136)    (222)
Foreign currency exchange impact............................                        (61)    (107)
                                                                                 ------   ------
          Total Goodwill, net...............................                     $2,924   $2,797
                                                                                 ======   ======

     The Company recognizes specifically identifiable intangibles, including air emissions regulatory allowances, water rights and permits, when specific rights and contracts are acquired. As of December 31, 1999 and 2000, specific intangibles were $118 million and $284 million, respectively. The Company amortizes air emissions regulatory allowances primarily on a units-of-production basis as utilized. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range between 20 and 35 years.

     The Company periodically evaluates long-lived assets, including property, plant and equipment, goodwill and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. To date, no impairment has been indicated, except as discussed in Note 4(a).

  (f) Regulatory Assets.

     The Company applies the accounting policies established in Statement of Financial Accounting Standards (SFAS) No. 71 (SFAS No. 71) to the accounts of transmission and distribution operations of Reliant Energy HL&P and the utility operations of Natural Gas Distribution and to some of the accounts of Pipelines and Gathering. For information regarding Reliant Energy HL&P's electric generation operations' discontinuance of the application of SFAS No. 71 in 1999 and the effect on its regulatory assets and the Texas Electric Choice Plan (Legislation), see Note 4(a).

     The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 1999 and 2000.

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Recoverable impaired plant costs, net.......................  $  587   $  281
Recoverable electric generation related regulatory assets,
  net.......................................................     952    1,385
Regulatory tax liability, net...............................     (45)     (49)
Unamortized loss on reacquired debt.........................      69       66
Other long-term assets/liabilities..........................     (14)       6
                                                              ------   ------
          Total.............................................  $1,549   $1,689
                                                              ======   ======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Included in the above table are $191 million and $237 million of regulatory liabilities recorded as other long-term liabilities in the Company's Consolidated Balance Sheets as of December 31, 1999 and 2000, respectively, which primarily relate to the recovery of fuel costs as of December 31, 1999, and gains on nuclear decommissioning trust funds, regulatory tax liabilities and excess deferred income taxes as of December 31, 1999 and 2000.

     Under a "deferred accounting" plan authorized by the Public Utility Commission of Texas (Texas Utility Commission), Electric Operations was permitted for regulatory purposes to accrue carrying costs in the form of allowance for funds used during construction (AFUDC) on its investment in the South Texas Project Electric Generating Station (South Texas Project) and to defer and capitalize depreciation and other operating costs on its investment after commercial operation until these costs were reflected in rates. In addition, the Texas Utility Commission authorized Electric Operations to defer allowable costs (including return) for future recovery. Pursuant to SFAS No. 92, "Regulated Enterprises -- Accounting for Phase-in Plans," the Company deferred these costs. These costs are included in recoverable electric generation related regulatory assets. The amortization of all deferred plant costs (which totaled $26 million for 1998) is included in the Company's Statements of Consolidated Operations as depreciation and amortization expense. Pursuant to the Legislation, see Note 4(a), the Company discontinued amortizing deferred plant costs effective January 1, 1999.

     In 1998, 1999 and 2000, the Company, as permitted by the 1995 rate case settlement (Rate Case Settlement), also amortized $4 million, $22 million and $11 million, respectively, of its investment in lignite reserves associated with a canceled generating station. The investment in these reserves was fully amortized during 2000.

     For additional information regarding recoverable impaired plant costs and recoverable electric generation related assets and the related amortization during 1999 and 2000, see Notes 2(g) and 4(a).

     If, as a result of changes in regulation or competition, the Company's ability to recover these assets and liabilities would not be assured, then pursuant to SFAS No. 101, "Regulated Enterprises Accounting for the Discontinuation of Application of SFAS No. 71" (SFAS No. 101) and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), the Company would be required to write off or write down these regulatory assets and liabilities. In addition, the Company would be required to determine any impairment to the carrying costs of plant and inventory assets.

  (g) Depreciation and Amortization Expense.

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated method. Depreciation for 1998, 1999 and 2000 was $558 million, $547 million and $391 million, respectively. Amortization of goodwill for the same periods was $55 million, $62 million and $86 million, respectively. Other amortization expense, including amortization of regulatory assets and air emissions regulatory allowances and other intangibles, was $253 million, $296 million and $429 million in 1998, 1999 and 2000, respectively.

     For information regarding amortization of deferred plant costs, investments in lignite reserves and amortization of recoverable impaired plant costs included in regulatory assets in the Company's Consolidated Balance Sheets, see Notes 2(f) and 4(a).

     In June 1998, the Texas Utility Commission issued an order approving a transition to competition plan (Transition Plan) filed by Electric Operations in December 1997. In order to reduce Electric Operations' exposure to potentially stranded costs related to generation assets, the Transition Plan permitted the redirection of depreciation expense to generation assets that Electric Operations otherwise would apply to transmission, distribution and general plant assets. In addition, the Transition Plan provided that all earnings above a stated overall annual rate of return on invested capital be used to recover Electric Operations'

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES investment in generation assets. Electric Operations implemented the Transition Plan effective January 1, 1998 and pursuant to its terms, recorded an aggregate of $104 million in additional depreciation and $99 million in redirected depreciation for the first six months in 1999 and $194 million in additional depreciation and $195 million in redirected depreciation in 1998. Due to the discontinuance of SFAS No. 71 to Electric Operations' generation operations, the provisions for additional and redirected depreciation of the Transition Plan are no longer applied effective June 30, 1999. For additional information regarding the discontinuance of SFAS No. 71 to the Electric Operations' generation operations and the related legislation, see Note 4(a).

     Pursuant to the Legislation, the Company is allowed to recover the generation related regulatory assets recorded as of December 31, 1998. Therefore, the Company discontinued amortizing some generation related regulatory assets effective as of January 1, 1999.

     In connection with the discontinuation of SFAS No. 71 in June 1999, the Company reassessed the economic lives of Reliant Energy HL&P's generation plant and equipment in the fourth quarter of 1999. Some prospective depreciation rates were revised as a result of the Legislation. These changes in depreciation rates reduced depreciation expense for Reliant Energy HL&P's generation plant and equipment by $40 million in 2000. The effect on both basic and diluted earnings per share for 2000 was $0.09.

  (h) Capitalization of Interest.

     Interest and AFUDC related to debt for subsidiaries that apply SFAS No. 71 are capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 1998, 1999 and 2000, the Company capitalized interest and AFUDC related to debt of $6 million, $19 million and $45 million, respectively.

  (i) Income Taxes.

     The Company files a consolidated federal income tax return. The Company follows a policy of comprehensive interperiod income tax allocation. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. Unremitted earnings from the Company's foreign operations are deemed to be permanently reinvested in foreign operations. For additional information regarding income taxes, see Note 13.

  (j) Allowance for Doubtful Accounts.

     Accounts receivable, principally from customers, are net of an allowance for doubtful accounts of $34 million and $105 million at December 31, 1999 and 2000, respectively. The provision for doubtful accounts in the Company's Statements of Consolidated Operations for 1998, 1999 and 2000 was $21 million, $16 million and $95 million, respectively. For information regarding the provision against receivable balances related to energy sales in the California market, see Note 14(h).

  (k) Inventory.

     Inventory consists principally of materials and supplies, coal and lignite, natural gas and heating oil. Inventories used in the production of electricity and in the retail natural gas distribution operations are valued at the lower of average cost or market except for coal and lignite, which are valued under the last-in, first-out

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES method. Heating oil and natural gas used in the trading and marketing operations are accounted for under mark-to-market accounting as discussed in Note 5. Below is a detail of inventory:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Materials and supplies......................................  $188    $270
Coal and lignite............................................    46      59
Natural gas.................................................    93     107
Heating oil.................................................    13      47
                                                              ----    ----
          Total inventory...................................  $340    $483
                                                              ====    ====

  (l) Investment in Other Debt and Equity Securities.

     In accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), the Company reports "available-for-sale" securities at estimated fair value in the Company's Consolidated Balance Sheets and any unrealized gain or loss, net of tax, as a separate component of stockholders' equity and accumulated other comprehensive income (loss). In accordance with SFAS No. 115, the Company reports "trading" securities at estimated fair value in the Company's Consolidated Balance Sheets, and any unrealized holding gains and losses are recorded as other income (expense) in the Company's Statements of Consolidated Operations.

     As of December 31, 1999 and 2000, the Company held "available-for-sale" debt and equity securities in its nuclear decommissioning trust, which is reported at its fair value of $145 million and $159 million, respectively, in the Company's Consolidated Balance Sheets in other long-term assets. Any unrealized losses or gains are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability.

     In addition, as of December 31, 1999 and 2000, the Company held marketable equity securities of $9 million and $5 million, respectively, classified as "available-for-sale." At December 31, 1999 and 2000, the accumulated unrealized loss, net of tax, relating to these equity securities was $17 million and $2 million, respectively. During 2000, pursuant to SFAS No. 115, the Company incurred a pre-tax impairment loss equal to the $27 million of cumulative unrealized losses for these securities, which was recorded in other income (expense) in the Company's Statement of Consolidated Operations. Management's determination to recognize this impairment resulted from a combination of events occurring in 2000 related to this investment. These events affecting the investment included changes occurring in the investment's senior management, announcement of significant restructuring charges and related downsizing for the entity, reduced earnings estimates for this entity by brokerage analysts and the bankruptcy of a competitor of the investment in the first quarter of 2000. These events, coupled with the stock market value of the Company's investment in these securities continuing to be below the Company's cost basis, caused management to believe the decline in fair value of these "available-for-sale" securities to be other than temporary.

     As of December 31, 1999 and 2000, the Company held an investment in Time Warner Inc. (now AOL Time Warner, Inc.) common stock, which was classified as a "trading" security. For information regarding the Company's investment in AOL Time Warner, Inc. common stock, see Note 8.

     As of December 31, 1999, the Company held $129 million of debt securities that were classified as "trading." This investment was recorded in other assets in the Company's Consolidated Balance Sheets as of December 31, 1999. In addition, as of December 31, 1999, the Company held $14 million of other equity securities that were classified as "trading." The Company held no investments classified as "trading" as of December 31, 2000, except as discussed above. For these securities, the Company recorded unrealized holding gains in other income in the Company's Statements of Consolidated Operations of $7 million and $6 million for 1999 and 2000, respectively. No unrealized gains or losses on "trading" securities were recorded in 1998.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

  (m) Project Development Costs.

     Project development costs include costs for professional services, permits and other items that are incurred incidental to a particular project. The Company expenses these costs as incurred until the project is considered probable. After a project is considered probable, capitalizable costs incurred are capitalized to the project. When project operations begin, the Company begins to amortize these costs on a straight-line basis over the life of the facility. As of December 31, 1999 and 2000, the Company had recorded in the Company's Consolidated Balance Sheets project development costs of $3 million and $7 million, respectively.

  (n) Environmental Costs.

     The Company expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. The Company expenses amounts that relate to an existing condition caused by past operations, and that do not have future economic benefit. The Company records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated. Subject to SFAS No. 71, a corresponding regulatory asset is recorded in anticipation of recovery through the rate making process by subsidiaries that apply SFAS No. 71 in some circumstances.

  (o) Foreign Currency Adjustments.

     Local currencies are the functional currency of the Company's foreign continuing operations. Foreign subsidiaries' assets and liabilities have been translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses have been translated using the weighted average exchange rate for each month prevailing during the periods reported. Cumulative adjustments resulting from translation have been recorded in stockholders' equity in other comprehensive income (loss).

  (p) Statements of Consolidated Cash Flows.

     For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments readily convertible to cash.

  (q) Changes in Accounting Principles.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of some costs of internal-use software. The Company adopted SOP 98-1 in the second quarter of 1998 without a material impact on the Company's results of operations or financial position.

     The AICPA's SOP 98-5, "Reporting on the Costs of Start-Up Activities," was adopted by the Company in the fourth quarter of 1998. This statement requires that certain costs of start-up activities and organizational costs be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on the Company's results of operations or financial position.

     The Company adopted Emerging Issues Task Force Issue (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), on January 1, 1999. The adoption of EITF 98-10 had no material impact on the Company's results of operations or financial position.

     Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), was issued by the Securities and Exchange Commission (SEC) on December 3, 1999. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES statements. During 2000, the Company implemented SAB No. 101 without a material impact on the Company's results of operations or financial position.

  (r) New Accounting Pronouncements.

     Effective January 1, 2001, the Company was required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. In addition, in June 2000, the Financial Accounting Standards Board (FASB) issued an amendment that narrows the applicability of the pronouncement to some purchase and sales contracts and allows hedge accounting for some other specific hedging relationships. Adoption of SFAS No. 133 resulted in an after-tax increase in net income of $62 million and a cumulative after-tax increase in accumulated other comprehensive loss of $252 million in the first quarter of 2001. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $703 million, $252 million, $805 million and $340 million, respectively, in the Company's Consolidated Balance Sheet. The Company will also reclassify $788 million from the current portion of long-term debt to other current liabilities due to the adoption. For information regarding the effect of adoption of SFAS No. 133 on the Company's indexed debt obligation, see Note 8(c).

     The total impact of our adoption of SFAS No. 133 on earnings and accumulated other comprehensive loss is dependent upon certain pending interpretations, which are currently under consideration, including those related to the "normal purchases and normal sales." The interpretations of this issue, and others, are currently under consideration by the FASB. While the ultimate conclusions reached on interpretations being considered by the FASB could impact the effects of its adoption of SFAS No. 133, the Company does not believe that such conclusions would have a material effect on its current estimate of the impact of the adoption.

(3) BUSINESS ACQUISITIONS

  (a) Reliant Energy Mid-Atlantic Power Holdings, LLC.

     On May 12, 2000, a subsidiary of the Company purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 megawatts (MW). With the exception of development entities that were sold to another subsidiary of the Company in July 2000, the assets of the entities acquired are held by Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA). The purchase price for the May 2000 transaction was $2.1 billion, subject to post-closing adjustments which management does not believe will be material. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. On a preliminary basis, the Company's fair value adjustments related to the acquisition primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventory, environmental reserves and related deferred taxes. The air emissions regulatory allowances of $153 million are being amortized on a units-of-production basis as utilized. The excess of the purchase price over the fair value of net assets acquired of $7 million was recorded as goodwill and is being amortized over 35 years. The Company expects to finalize these fair value adjustments no later than May 2001, based on valuation reports of property, plant and equipment and intangible assets, and does not anticipate additional material modifications to the preliminary adjustments. Funds for the acquisition of REMA were made available through commercial paper borrowings by a finance subsidiary, which borrowings were supported by bank credit facilities.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The net purchase price of REMA was allocated and the fair value adjustments to the seller's book value are as follows (in millions):

                                                               PURCHASE       FAIR
                                                                PRICE         VALUE
                                                              ALLOCATION   ADJUSTMENTS
                                                              ----------   -----------
Current assets..............................................    $   75        $ (37)
Property, plant and equipment...............................     1,941          670
Goodwill....................................................         7         (144)
Other intangibles...........................................       153          (10)
Other assets................................................         4           (4)
Current liabilities.........................................       (45)          (8)
Other liabilities...........................................       (38)         (14)
                                                                ------        -----
                                                                $2,097        $ 453
                                                                ======        =====

     Adjustments to property, plant and equipment, other intangibles, which includes air emissions regulatory allowances, and environmental reserves included in other liabilities are based primarily on valuation reports prepared by independent appraisers and consultants.

     In August 2000, the Company entered into separate sale/leaseback transactions with each of three owner-lessors for the Company's 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, acquired as part of the REMA acquisition. As lessee, the Company leases an interest in each facility from each owner-lessor under a facility lease agreement. As consideration for the sale of the Company's interest in the facilities, the Company received $1.0 billion in cash. The Company used the $1.0 billion of sale proceeds to repay commercial paper referred to above.

     The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. Prior to November 24, 1999, the acquired entities' operations were fully integrated with, and their results of operations were consolidated into, the regulated electric utility operations of a prior owner of the facilities. In addition, prior to November 24, 1999, the electric output of the facilities was sold based on rates set by regulatory authorities and is not indicative of REMA's future results. The following table presents selected actual financial information and unaudited pro forma information for 1999 and 2000, as if the acquisition had occurred on November 24, 1999 and January 1, 2000, as applicable. Pro forma information prior to November 24, 1999 would not be meaningful since historical financial results of the business and the revenue generating activities underlying that period as described above are substantially different from the wholesale generation activities that REMA has been engaged in after November 24, 1999. Pro forma amounts

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES also give effect to the sale and leaseback of interests in three of the REMA generating plants, which were consummated in August 2000.

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                              1999                  2000
                                                       -------------------   -------------------
                                                                 UNAUDITED             UNAUDITED
                                                       ACTUAL    PRO FORMA   ACTUAL    PRO FORMA
                                                       -------   ---------   -------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................................  $15,223    $15,253    $29,339    $29,506
Income from continuing operations before
  extraordinary items................................    1,674      1,664        771        762
Net income attributable to common stockholders.......    1,482      1,472        447        438
Basic earnings per share from continuing operations
  before extraordinary items.........................     5.87       5.84       2.71       2.68
Diluted earnings per share from continuing operations
  before extraordinary items.........................     5.85       5.82       2.68       2.65
Basic earnings per share.............................     5.20       5.16       1.57       1.54
Diluted earnings per share...........................     5.18       5.15       1.56       1.53

     These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of the REMA entities had occurred on November 24, 1999 and January 1, 2000, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense and income taxes.

  (b) N.V. UNA.

     Effective October 7, 1999, the Company acquired N.V. UNA (UNA), a Dutch electric generation company, for a total net purchase price, payable in Dutch Guilders (NLG), of $1.9 billion based on an exchange rate on October 7, 1999 of
2.06 NLG per U.S. dollar. The aggregate purchase price paid in 1999 by the Company consisted of $833 million in cash. On March 1, 2000, under the terms of the acquisition agreement, the Company funded the remaining purchase obligation for $982 million. The business purchase obligation was recorded in the Company's Consolidated Balance Sheet as of December 31, 1999, based on the exchange rate on December 31, 1999, of 2.19 NLG per U.S. dollar. A portion ($596 million) of the business purchase obligation was classified as a non-current liability, as this portion of the obligation was financed with a three-year term loan facility obtained in the first quarter of 2000.

     The Company recorded the UNA acquisition under the purchase method of accounting, with assets and liabilities of UNA reflected at their estimated fair values. As outlined in the table below, the Company's fair value adjustments related to the acquisition of UNA primarily included increases in property, plant and equipment, long-term debt, severance liabilities, post-employment benefit liabilities and deferred foreign taxes. Additionally, a $19 million receivable was recorded in connection with the acquisition as the selling shareholders agreed to reimburse UNA for some obligations incurred prior to the purchase of UNA. Adjustments to property, plant and equipment are based primarily on valuation reports prepared by independent appraisers and consultants. The excess of the purchase price over the fair value of net assets acquired of $897 million was recorded as goodwill and will be amortized on a straight-line basis over 30 years. The Company finalized these fair value adjustments during September 2000. The Company finalized a severance plan (UNA
Plan) in connection with the UNA acquisition in September 2000 (commitment date) and in accordance with EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," recorded this liability of $19 million in the third quarter of 2000. Payments under the UNA Plan will be primarily made in mid-2001.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     In connection with the acquisition of UNA, the Company developed a comprehensive business process reengineering and employee severance plan intended to make UNA competitive in the deregulated Dutch electricity market that began January 1, 2001. The UNA Plan's initial conceptual formulation was initiated prior to the acquisition of UNA in October 1999. The finalization of the UNA Plan was approved and completed in September 2000. The Company identified 195 employees who will be involuntarily terminated in UNA's following functional areas: plant operations and maintenance, procurement, inventory, general and administrative, legal, finance and support. The Company has notified all employees identified under the severance component of the UNA Plan that they are subject to involuntary termination and that the majority of terminations will occur over a period not to exceed twelve months from the date of finalization of the UNA Plan. The termination benefits under the UNA Plan are governed by UNA's Social Plan, a collective bargaining agreement between UNA and its various representative labor unions signed in 1998. The Social Plan provides defined benefits for involuntarily severed employees, depending upon age, tenure and other factors, and was agreed to by the management of UNA as a result of the anticipated deregulation of the Dutch electricity market. The Social Plan is still in force and binding on the current management of the Company and UNA. The Company is currently executing the UNA Plan as of the date of these Consolidated Financial Statements.

     The net purchase price of UNA was allocated and the fair value adjustments to the seller's book value are as follows (in millions):

                                                               PURCHASE       FAIR
                                                                PRICE         VALUE
                                                              ALLOCATION   ADJUSTMENTS
                                                              ----------   -----------
Current assets..............................................    $  229       $   19
Property, plant and equipment...............................     1,899          719
Goodwill....................................................       897          897
Current liabilities.........................................      (336)          --
Deferred taxes..............................................       (81)         (81)
Long-term debt..............................................      (422)         (87)
Other long-term liabilities.................................      (244)         (35)
                                                                ------       ------
                                                                $1,942       $1,432
                                                                ======       ======

     The following table presents selected actual financial information for 1998 and 1999, and unaudited pro forma information for 1998 and 1999, as if the acquisition of UNA had occurred on January 1, 1998 and 1999, respectively. The unaudited pro forma results are based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the consolidated results that would have resulted if the acquisition of UNA had occurred on January 1, 1998 and 1999, as applicable. Purchase related adjustments to results of operations include amortization of goodwill,

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES interest expense and the effects on depreciation and amortization of the assessed fair value of some of UNA's net assets and liabilities.

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                              1998                  1999
                                                       -------------------   -------------------
                                                                 UNAUDITED             UNAUDITED
                                                       ACTUAL    PRO FORMA   ACTUAL    PRO FORMA
                                                       -------   ---------   -------   ---------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues.............................................  $11,230    $12,062    $15,223    $15,704
Income from continuing operations before
  extraordinary item.................................     (278)      (227)     1,674      1,648
Net (loss) income attributable to common
  stockholders.......................................     (141)       (90)     1,482      1,455
Basic earnings per share from continuing operations
  before extraordinary item..........................    (0.98)     (0.80)      5.87       5.78
Diluted earnings per share from continuing operations
  before extraordinary item..........................    (0.98)     (0.80)      5.85       5.76
Basic earnings per share.............................    (0.50)     (0.32)      5.20       5.11
Diluted earnings per share...........................    (0.50)     (0.32)      5.18       5.09

(4) REGULATORY MATTERS

  (a) Texas Electric Choice Plan and Discontinuance of SFAS No. 71 for Electric Generation Operations.

     In June 1999, the Texas legislature adopted the Legislation, which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition. Retail pilot projects for up to 5% of each utility's load in all customer classes will begin in June 2001, and retail electric competition for all other customers will begin on January 1, 2002. In preparation for that competition, the Company expects to make significant changes in the electric utility operations it conducts through its electric utility division, Reliant Energy HL&P. In addition, the Legislation requires the Texas Utility Commission to issue a number of new rules and determinations in implementing the Legislation.

     The Legislation defines the process for competition and creates a transition period during which most utility rates are frozen at rates not in excess of their present levels. The Legislation provides for utilities to recover their generation related stranded costs and regulatory assets (as defined in the Legislation).

     Retail Choice. Under the Legislation, on January 1, 2002, retail customers of most investor owned electric utilities in Texas will be entitled to purchase their electricity from any of a number of "retail electric providers," which will have been certified by the Texas Utility Commission. Retail electric providers will not own or operate generation assets and their sales rates will not be subject to traditional cost-of-service rate regulation. Retail electric providers that are affiliates of electric utilities may compete substantially statewide for these sales, but rates they charge within the affiliated electric utility's traditional service territory are subject to some limitations at the outset of retail choice, as described below. The Texas Utility Commission will prescribe regulations governing quality, reliability and other aspects of service from retail electric providers. Transactions between the regulated utility and its current and future competitive affiliates are subject to regulatory scrutiny and must comply with a code of conduct established by the Texas Utility Commission. The code of conduct governs interactions among employees of regulated and current and future unregulated affiliates as well as the exchange of information between these affiliates. The Company intends to compete in the Texas retail market and, as a result, has certified two of its subsidiaries as retail electric providers.

     Unbundling. By January 1, 2002, electric utilities in Texas such as Reliant Energy HL&P will restructure their businesses in order to separate power generation, transmission and distribution, and retail activities into different units. Pursuant to the Legislation, the Company submitted a plan in January 2000 that

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES was later amended to accomplish the required separation (the Business Separation
Plan). For additional information regarding the Business Separation Plan, see
Note 4(b). The transmission and distribution business will continue to be subject to cost-of-service rate regulation and will be responsible for the delivery of electricity to retail customers.

     Generation. Power generators will sell electric energy to wholesale purchasers, including retail electric providers, at unregulated rates beginning January 1, 2002. To facilitate a competitive market, each power generation company affiliated with a transmission and distribution utility will be required to sell at auction 15% of the output of its installed generating capacity. The first auction will be held on or before September 1, 2001 for power delivered after January 1, 2002. This obligation continues until January 1, 2007 unless before that date the Texas Utility Commission determines at least 40% of the quantity of electric power consumed in 2000 by residential and small commercial load in the electric utility's service area is being served by retail electric providers other than the affiliated retail electric provider. See Note 4(b) for information regarding the capacity auctions and the effect of the Business Separation Plan on the Company. The Legislation also creates a program mandating air emissions reductions for non-permitted generating facilities. The Company anticipates that any stranded costs associated with this obligation incurred before May 1, 2003 will be recoverable through the stranded costs recovery mechanisms contained in the Legislation.

     Rates. Base rates charged by Reliant Energy HL&P on September 1, 1999 will be frozen until January 1, 2002. Pursuant to Texas Utility Commission regulations, effective January 1, 2002, retail rates charged to residential and small commercial customers by the utility's affiliated retail electric provider will be reduced by 6% from the average rates (on a bundled basis) in effect on January 1, 1999 (adjusted for fuel charges). That reduced rate will be known as the "price to beat" and will be charged by the affiliated retail electric provider to residential and small commercial customers in the utility's service area who have not elected service from another retail electric provider. The affiliated retail electric provider may not offer different rates to residential or small commercial customer classes in the utility's service area until the earlier of the date the Texas Utility Commission determines that 40% of power consumed by that class in the affiliated transmission and distribution utility's service area is being served by non-affiliated retail electric providers or January 1, 2005. In addition, the affiliated retail electric provider must make the price to beat available to eligible consumers until January 1, 2007.

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

     The Texas Utility Commission has recently stated on record that it would consider requiring electric utilities to reverse the amount of redirected depreciation and accelerated depreciation previously taken if in its estimation the utility has overmitigated its stranded costs. The reversal could occur through a lower rate for the transmission and distribution utility and/or through credits contained in the transmission and distribution utility's rate. Any order requiring the reversal of these amounts would likely be included in the Texas Utility Commission proceeding establishing the initial rate of the transmission and distribution utility. The Company does not expect the final Reliant Energy HL&P transmission and distribution rate to be established until August 2001. For information regarding redirected depreciation, see "Accounting" in this Note 4(a).

     The Legislation provides for Reliant Energy HL&P, or a special purpose entity, to issue securitization bonds for the recovery of generation related regulatory assets and a portion of stranded costs. These bonds will be sold to third parties and will be amortized through non-bypassable charges to transmission and distribution customers. Any stranded costs not recovered through the securitization bonds will be recovered through a non-

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES bypassable charge to transmission and distribution customers. Costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a non-bypassable charge to transmission and distribution customers. For further discussion of the effect of the Business Separation Plan on funding of the nuclear decommissioning trust fund, see Note 4(b).

     In May 2000, the Texas Utility Commission issued a financing order to the Company authorizing the issuance of transition bonds in an amount not to exceed $740 million plus actual up-front qualified costs. Payments on the transition bonds will be made out of funds derived from non-bypassable transition charges to Reliant Energy HL&P's transmission and distribution customers. The offering of the transition bonds will be registered under the Securities Act of 1933 and is expected to be consummated during 2001.

     Capacity Auction True-up. In accordance with the Legislation, beginning on January 1, 2002, and ending when the true-up proceeding is completed, any difference between market power prices received in the generation capacity auction and the Texas Utility Commission's earlier estimates of those market prices will be included in the 2004 stranded costs true-up, as further discussed below. This component of the true-up is intended to ensure that neither the customers nor the Company are disadvantaged economically as a result of the two-year transition period by providing this pricing structure. For information regarding the effect of the Business Separation Plan on the generation capacity auctions, see Note 4(b).

     Accounting. Historically, Reliant Energy HL&P has applied the accounting policies established in SFAS No. 71. In general, SFAS No. 71 permits a company with cost-based rates to defer some costs that would otherwise be expensed to the extent that it meets the following requirements: (a) its rates are regulated by a third-party; (b) its rates are cost-based; and (c) there exists a reasonable assumption that all costs will be recoverable from customers through rates. When a company determines that it no longer meets the requirements of SFAS No. 71, pursuant to SFAS No. 101 and SFAS No. 121, it is required to write off regulatory assets and liabilities unless some form of recovery continues through rates established and collected from remaining regulated operations. In addition, such company is required to determine any impairment to the carrying costs of deregulated plant and inventory assets in accordance with SFAS No. 121.

     In July 1997, the EITF reached a consensus on Issue No. 97-4, "Deregulation of the Pricing of Electricity -- Issues Related to the Application of FASB Statements No. 71, Accounting for the Effects of Certain Types of Regulation, and No. 101, Regulated Enterprises Accounting for the Discontinuation of Application of FASB Statement No. 71" (EITF No. 97-4). EITF No. 97-4 concluded that a company should no longer apply SFAS No. 71 to a segment which is subject to a deregulation plan at the time the deregulation legislation or enabling rate order contains sufficient detail for the utility to reasonably determine how the plan will affect the segment to be deregulated. In addition, EITF No. 97-4 requires that regulatory assets and liabilities be allocated to the applicable portion of the electric utility from which the source of the regulated cash flows will be derived.

     The Company believes that the Legislation provides sufficient detail regarding the deregulation of the Company's electric generation operations to require it to discontinue the use of SFAS No. 71 for those operations. Effective June 30, 1999, the Company applied SFAS No. 101 to Reliant Energy HL&P's electric generation operations. Reliant Energy HL&P's transmission and distribution operations continue to meet the criteria of SFAS No. 71.

     In 1999, the Company evaluated the effects that the Legislation would have on the recovery of its generation related regulatory assets and liabilities. The Company determined that a pre-tax accounting loss of $282 million existed because it believes only the economic value of its generation related regulatory assets (as defined by the Legislation) will be recovered. Therefore, the Company recorded a $183 million after-tax extraordinary loss in the fourth quarter of 1999. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, the Company would write off the remaining

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES balance of such assets as a non-cash charge against earnings. Pursuant to EITF No. 97-4, the remaining recoverable regulatory assets will not be written off and will become associated with the transmission and distribution portion of the Company's electric utility business. For details regarding Reliant Energy HL&P's regulatory assets, see Note 2(f).

     At June 30, 1999, the Company performed an impairment test of its previously regulated electric generation assets pursuant to SFAS No. 121 on a plant specific basis. Under SFAS No. 121, an asset is considered impaired, and should be written down to fair value, if the future undiscounted net cash flows expected to be generated by the use of the asset are insufficient to recover the carrying amount of the asset. For assets that are impaired pursuant to SFAS No. 121, the Company determined the fair value for each generating plant by estimating the net present value of future cash inflows and outflows over the estimated life of each plant. The difference between fair value and net book value was recorded as a reduction in the current book value. The Company determined that $797 million of electric generation assets were impaired as of June 30, 1999. Of these amounts, $745 million related to the South Texas Project and $52 million related to two gas-fired generation plants. The Legislation provides for recovery of this impairment through regulated cash flows during the transition period and through non-bypassable charges to transmission and distribution customers. As such, a regulatory asset has been recorded for an amount equal to the impairment loss and is included on the Company's Consolidated Balance Sheets as a regulatory asset. The Company recorded amortization expense related to the recoverable impaired plant costs and other assets created from discontinuing SFAS No. 71 of $221 million in the third and fourth quarters of 1999 and $329 million in 2000. The Company expects to fully amortize this regulatory asset as it is recovered from regulated cash flows in 2001.

     The impairment analysis requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the plants. The resulting impairment loss is highly dependent on these underlying assumptions. In addition, after January 10, 2004, Reliant Energy HL&P must finalize and reconcile stranded costs (as defined by the Legislation) in a filing with the Texas Utility Commission. Any positive difference between the regulatory net book value and the fair market value of the generation assets (as defined by the Legislation) will be collected through future non-bypassable charges. Any over-mitigation of stranded costs may be refunded through future non-bypassable charges. This final reconciliation allows alternative methods of third party valuation of the fair market value of these assets, including outright sale, stock valuations and asset exchanges. Because generally accepted accounting principles require the Company to estimate fair market values on a plant-by-plant basis in advance of the final reconciliation, the financial impacts of the Legislation with respect to the final determination of stranded costs in 2004 are subject to material changes. Factors affecting such change may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events occur that make the recovery of all or a portion of the regulatory assets associated with the generation plant impairment loss and other assets created from discontinuance of SFAS No. 71 pursuant to the Legislation no longer probable, the Company will write off the corresponding balance of these assets as a non-cash charge against earnings. One of the results of discontinuing the application of SFAS No. 71 for the generation operations is the elimination of the regulatory accounting effects of excess deferred income taxes and investment tax credits related to these operations. The Company believes it is probable that some parties will seek to return these amounts to ratepayers and accordingly, the Company has recorded an offsetting liability.

     In order to reduce potential exposure to stranded costs related to generation assets, Reliant Energy HL&P redirected $195 million and $99 million of depreciation in 1998 and for the six months ended June 30, 1999, respectively, from transmission and distribution related plant assets to generation assets for regulatory and financial reporting purposes. This redirection was in accordance with the Company's Transition Plan. See Note 4(c) for additional information regarding the Transition Plan. The Legislation provides that depreciation expense for transmission and distribution related assets may be redirected to generation assets during the base rate freeze period from 1999 through 2001. For regulatory purposes, the Company has

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES continued to redirect transmission and distribution depreciation to generation assets. Beginning June 30, 1999, redirected depreciation expense cannot be recorded by the electric generation operations portion of Reliant Energy HL&P for financial reporting purposes as this portion of electric operations is no longer accounted for under SFAS No. 71. During the six months ended December 31, 1999 and during 2000, $99 million and $218 million in depreciation expense, respectively, has been redirected from transmission and distribution for regulatory purposes and has been established as an embedded regulatory asset included in transmission and distribution related plant and equipment balances. As of December 31, 1999 and 2000, the cumulative amount of redirected depreciation for regulatory purposes is $393 million and $611 million, respectively.

     The Company has reviewed its long-term purchase power contracts and fuel contracts for potential loss in accordance with SFAS No. 5, "Accounting for Contingencies" and Accounting Research Bulletin No. 43, Chapter 4, "Inventory Pricing." Based on projections of future market prices for wholesale electricity, the analysis indicated no loss recognition is appropriate at this time.

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

     Previously, in accordance with SFAS No. 71, Reliant Energy HL&P deferred the premiums and expenses that arose when long-term debt was redeemed and amortized these costs over the life of the new debt. If no new debt was issued, these costs were amortized over the remaining original life of the retired debt. Effective July 1, 1999, costs resulting from the retirement of debt attributable to the generation operations of Reliant Energy HL&P will be recorded in accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," unless these costs will be recovered through regulated cash flows. In that case, these costs will be deferred and recorded as a regulatory asset by the entity through which the source of the regulated cash flows will be derived.

  (b) Business Separation Plan.

     General. As required by the Legislation, Reliant Energy submitted the Business Separation Plan in 2000 to the Texas Utility Commission. The Business Separation Plan was later amended to provide for the restructuring of the Company's businesses into two separate and publicly traded companies in order to separate its unregulated businesses from its regulated businesses. In December 2000, the plan was approved by the Texas Utility Commission. Reliant Resources holds Reliant Energy's unregulated businesses, including the Wholesale Energy segment, European Energy segment, communications business, eBusiness group, new ventures group and retail electric business. As further described below, Reliant Energy will undergo a restructuring of the Company's corporate organization to achieve a holding company structure. This holding company will hold primarily what are currently Reliant Energy's rate-regulated businesses. Reliant Resources expects to conduct the Offering in 2001. After the Offering, Reliant Energy will own approximately 80% of Reliant Resources common stock. Reliant Energy expects the Offering to be followed by a distribution to Reliant Energy's or its successor's shareholders of the remaining common stock of Reliant Resources within 12 months of the Offering (the Distribution Date).

     The Offering and the Distribution are subject to further corporate approvals, market and other conditions, and government actions, including receipt of a favorable Internal Revenue Service ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. federal income tax purposes, as applicable. There can be no assurance that the Offering and the Distribution will be completed as described or within the time periods outlined above.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Restructuring of Regulated Entities. Under the Business Separation Plan, Reliant Energy will restructure its regulated operations into a holding company structure in which a new corporate entity (Regulated Holding Company) will be formed as the parent with the Company's regulated businesses as subsidiaries. This Regulated Holding Company is expected to own (a) the Company's electric transmission and distribution operations, (b) its natural gas distribution businesses, (c) initially, its regulated electric generating assets in Texas,
(d) its interstate pipelines, gas gathering and pipeline services operations, and (e) its interests in energy companies in Latin America until disposition of these investments (see Note 19). In these Notes, references to Reliant Energy in connection with events occurring or the performance of agreements after the restructuring generally refer to the Regulated Holding Company.

     In connection with the formation of the new holding company for regulated businesses, Reliant Energy expects to transfer the stock of all of its subsidiaries to the new holding company and will transfer its regulated electric generating assets in Texas to an indirect wholly owned partnership (Texas Genco) until the stranded costs associated with those assets are valued in 2004. At that time, Reliant Resources will have the right to exercise an option to acquire those assets, as further discussed below. As a result of the stock and asset transfers described above, Reliant Energy will become solely a transmission and distribution company, with its other businesses becoming subsidiaries of the new holding company. Reliant Energy expects that the regulated holding company will be required to assume all of Reliant Energy's debt other than its first mortgage bonds, which would remain with Reliant Energy. The indebtedness of some wholly owned financing subsidiaries is expected to be refinanced by the regulated holding company by the end of 2002.

     Reliant Energy has made and will continue to make internal asset and stock transfers intended to allocate the assets and liabilities of Reliant Energy in accordance with regulatory requirements and as contemplated by the Business Separation Plan. Forms of each of the intercompany agreements described below have been prepared and will be entered into by Reliant Energy and Reliant Resources prior to the Offering.

     Aspects of the restructuring of Reliant Energy's regulated businesses are subject to the approval of Reliant Energy's shareholders and lenders and approvals from the SEC under the Public Utility Holding Company Act and from the United States Nuclear Regulatory Commission (NRC). There can be no assurance that the restructuring of the Company's regulated businesses will be completed as described above.

     Agreements Related to Texas Generating Assets. Pursuant to the Business Separation Plan, Reliant Energy expects to cause Texas Genco to either issue and sell in an initial public offering or to distribute to its shareholders no more than 20% of the common stock of Texas Genco by June 30, 2002. In connection with the separation of its unregulated businesses from its regulated businesses, Reliant Energy will grant Reliant Resources an option to purchase all of the shares of capital stock of Texas Genco that will be owned by Reliant Energy after the initial public offering or distribution. The Texas Genco option may be exercised between January 10, 2004 and January 24, 2004. The per share exercise price under the option will be the average daily closing price on the national exchange for publicly held shares of common stock of Texas Genco for the 30 consecutive trading days with the highest average closing price during the 120 trading days immediately preceding January 10, 2004, plus a control premium, up to a maximum of 10%, to the extent a control premium is included in the valuation determination made by the Texas Utility Commission relating to the market value of Texas Genco's common stock equity. The exercise price is also subject to adjustment based on the difference between the per share dividends paid during the period there is a public ownership interest in Texas Genco and Texas Genco's per share earnings during that period. If the disposition to the public of common stock of Texas Genco is by means of a primary or secondary public offering, the public offering may be of as little as 17% (rather than 19%) of Texas Genco's outstanding common stock, in which case Reliant Energy will have the right to subsequently reduce its interest to a level not less than 80%. Reliant Resources will agree that if it exercises the Texas Genco Option and purchases the shares of Texas Genco common stock, Reliant Resources will also purchase all notes and other receivables from Texas Genco then held by Reliant Energy, at their principal amount plus accrued interest. Similarly, if Texas Genco holds notes

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES or receivables from the Company, Reliant Resources will assume those obligations in exchange for a payment to Reliant Resources by the Company of an amount equal to the principal plus accrued interest.

     Exercise of the Texas Genco option by Reliant Resources will be subject to various regulatory approvals, including Hart-Scott-Rodino antitrust clearance and Nuclear Regulatory Commission license transfer approval. The option will be exercisable only if Reliant Energy or its successor distributes all of the shares of Reliant Resources common stock it owns to its shareholders.

     The Texas Genco option agreement will require Reliant Energy to take commercially reasonable action as may be appropriate to cause Texas Genco to have a capital structure appropriate, in the judgment of Reliant Energy's Board of Directors, for the satisfactory marketing of Texas Genco common stock in an initial public offering or to establish a satisfactory trading market for Texas Genco common stock following a distribution of shares to Reliant Energy's shareholders. It also will contain covenants relating to the operation of the Texas Genco assets prior to the exercise or expiration of the option and require that Reliant Energy maintain ownership of all equity of Texas Genco until exercise or expiration of the Texas Genco option, subject to the initial public offering or distribution obligation.

     Reliant Resources will provide engineering and technical support services and environmental, safety and industrial health services to support the operations and maintenance of Texas Genco's facilities. Reliant Resources will also provide systems, technical, programming and consulting support services and hardware maintenance (but excluding plant-specific hardware) necessary to provide dispatch planning, dispatch and settlement and communication with the independent system operator. The fees charged for these services will be designed to allow Reliant Resources to recover its fully allocated direct and indirect costs and reimbursement of out-of-pocket expenses. Expenses associated with capital investment in systems and software that benefit both the operation of Texas Genco's facilities and Reliant Resources' facilities in other regions will be allocated on an installed megawatt basis. The term of the technical services agreement will begin at the Distribution Date. The term of this agreement will end on the first to occur of (a) the closing date of the Reliant Resources' Texas Genco option, (b) Reliant Energy's sale of Texas Genco, or all or substantially all of the assets of Texas Genco, if Reliant Resources does not exercise the Texas Genco option, or (c) December 31, 2004, provided the Texas Genco option is not exercised. Texas Genco may extend the term of this agreement until December 31, 2005.

     Pursuant to the Legislation, Texas Genco will be required to sell at auction 15% of the output of its installed generating capacity beginning January 1, 2002. The first auction will be held on or before September 1, 2001 for power delivered after January 1, 2002. This obligation continues until January 1, 2007, unless before that date the Texas Utility Commission determines that at least 40% of the quantity of electric power consumed in 2000 by residential and small commercial customers in the Reliant Energy HL&P traditional service area is being served by retail electric providers other than subsidiaries of Reliant Resources. Texas Genco plans to auction all of its remaining output during the time period prior to Reliant Resources' exercise of the Texas Genco option. Pursuant to the Business Separation Plan, Reliant Resources is entitled to purchase, at prices established in these auctions, up to 50% of the remaining capacity, energy and ancillary services auctioned by Texas Genco.

     When Texas Genco is organized, it will become the beneficiary of the decommissioning trust that has been established to provide funding for decontamination and decommissioning of a nuclear electric generation station in which Reliant Energy owns a 30.8% interest (see Note 6). The master separation agreement will provide that Reliant Energy will collect through rates or other authorized charges to its electric utility customers amounts designated for funding the decommissioning trust, and will pay the amounts to Texas Genco. Texas Genco will in turn be required to deposit these amounts received from Reliant Energy into the decommissioning trust. Upon decommissioning of the facility, in the event funds from the trust are inadequate, Reliant Energy will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code all additional amounts required to fund Texas Genco's

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trust, the excess will be refunded to Reliant Energy's ratepayers.

     Retail Agreement between Reliant Energy and Reliant Resources. Under a retail agreement, Reliant Resources will provide customer service call center operations, credit and collections and revenue reporting services for Reliant Energy's electric utility division and receiving and processing payments for the accounts of Reliant Energy's electric utility division and two of Reliant Energy's natural gas distribution divisions. Reliant Energy will provide the office space and equipment for Reliant Resources to perform these services. These services will terminate on January 1, 2002. The charges Reliant Energy will pay Reliant Resources for these services are generally intended to allow Reliant Resources to recover its fully allocated costs of providing the services, plus out-of-pocket costs and expenses.

     Service Agreements between Reliant Energy and Reliant Resources. Reliant Resources plans to enter into agreements with Reliant Energy under which Reliant Energy will provide Reliant Resources, on an interim basis, with various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other previously shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics.

     These arrangements will continue after the Offering under a transition services agreement providing for their continuation until December 31, 2004, or, in the case of some corporate support services, until the Distribution Date. The charges Reliant Resources will pay Reliant Energy for these services are generally intended to allow Reliant Energy to recover its fully allocated costs of providing the services, plus out-of-pocket costs and expenses. In each case, Reliant Resources will have the right to terminate categories of services at an earlier date.

     Pursuant to a lease agreement, Reliant Energy will lease Reliant Resources office space in its headquarters building in Houston, Texas for an interim period.

     Other Agreements. In connection with the separation of Reliant Resources' businesses from those of Reliant Energy, Reliant Resources will also enter into other agreements providing, among other things, for mutual indemnities and releases with respect to Reliant Resources' respective businesses and operations, matters relating to corporate governance, matters relating to responsibility for employee compensation and benefits, and allocation of tax liabilities. In addition, Reliant Resources and Reliant Energy will enter into various agreements relating to ongoing commercial arrangements, including among other things the leasing of optical fiber and related maintenance activities, rights to build fiber networks along existing rights of way, and the provision of local exchange telecommunications and data services in the greater Houston metropolitan area and long distance telecommunications services.

     Reliant Energy will agree that $1.9 billion of intercompany indebtedness owed by Reliant Resources and its subsidiaries prior to the closing of the Offering will be converted into equity as a capital contribution to Reliant Resources.

  (c) Transition Plan.

     In June 1998, the Texas Utility Commission issued an order in Docket No. 18465 approving the Company's Transition Plan filed by Reliant Energy HL&P in December 1997. The Transition Plan included base rate credits to residential customers of 4% in 1998 and an additional 2% in 1999. Commercial customers whose monthly billing is 1,000 kva or less were entitled to receive base rate credits of 2% in each of 1998 and 1999. The Company implemented the Transition Plan effective January 1, 1998.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

  (d) Reliant Energy HL&P Filings.

     As of December 31, 2000, Reliant Energy HL&P had recorded as a regulatory asset under-recovered fuel cost of $558 million. In two separate filings in 2000, Reliant Energy HL&P filed and received approval to implement a fuel surcharge to collect the under recovery of fuel expenses, as well as to adjust the fuel factor to compensate for significant increases in the price of natural gas.

     On March 15, 2001, Reliant Energy HL&P filed to revise its fuel factor and address the Company's undercollected fuel costs of $389 million, which is the accumulated amount since September 2000 through February 2001 plus estimates for March and April, 2001. Reliant Energy HL&P is requesting to revise its fixed fuel factor to be implemented with the May 2001 billing cycle and has proposed to defer the collection of the $389 million until the 2004 stranded costs true-up proceeding, discussed in Note 4(a) above.

(5) DERIVATIVE FINANCIAL INSTRUMENTS

  (a) Price Risk Management and Trading Activities.

     The Company offers energy price risk management services primarily related to natural gas, electric power and other energy related commodities. The Company provides these services by utilizing a variety of derivative financial instruments, including (a) fixed and variable-priced physical forward contracts,
(b) fixed and variable-priced swap agreements, (c) options traded in the over-the-counter financial markets and (d) exchange-traded energy futures and option contracts (Trading Derivatives). Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between industry pricing publications or exchange quotations.

     The Company applies mark-to-market accounting for all of its energy trading, marketing and price risk management operations. Accordingly, these Trading Derivatives are recorded at fair value with realized and unrealized gains (losses) recorded as a component of revenues. The recognized, unrealized balances are included in price risk management assets/liabilities.

     The notional quantities, maximum terms and the estimated fair value of Trading Derivatives at December 31, 1999 and 2000 are presented below (volumes in billions of British thermal units equivalent (Bbtue) and dollars in millions):

                                                 VOLUME-FIXED    VOLUME-FIXED      MAXIMUM
                                                 PRICE PAYOR    PRICE RECEIVER   TERM (YEARS)
                                                 ------------   --------------   ------------
1999
Natural gas....................................   1,278,953       1,251,319            9
Electricity....................................     242,868         239,452           10
Oil and other..................................     285,251         286,521            3
2000
Natural gas....................................   1,876,358       1,868,597           17
Electricity....................................     526,556         523,942            6
Oil and other..................................      52,820          42,380            2

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                    FAIR VALUE          AVERAGE FAIR VALUE(1)
                                               ---------------------    ---------------------
                                               ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                               ------    -----------    ------    -----------
1999
Natural gas..................................  $  581      $  564       $  550      $  534
Electricity..................................     122          91           96          74
Oil and other................................     193         206          183         187
                                               ------      ------       ------      ------
                                               $  896      $  861       $  829      $  795
                                               ======      ======       ======      ======
2000
Natural gas..................................  $4,059      $4,054       $2,058      $2,038
Electricity..................................   1,115       1,087          601         561
Oil and other................................      39          39           63          70
                                               ------      ------       ------      ------
                                               $5,213      $5,180       $2,722      $2,669
                                               ======      ======       ======      ======

---------------

(1) Computed using the ending balance of each quarter.

     In addition to the fixed-price notional volumes above, the Company also has variable-priced agreements, as discussed above, totaling 2,147,173 Bbtue and 3,004,336 Bbtue as of December 31, 1999 and 2000, respectively. Notional amounts reflect the commodity volumes underlying the transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure the Company's exposure to market or credit risks.

     All of the fair values shown in the table above at December 31, 1999 and 2000, have been recognized in income. The Company estimated the fair value as of December 31, 1999 and 2000, using quoted prices where available and other valuation techniques when market data was not available, for example in illiquid markets. For financial instruments for which quoted prices are not available, the Company utilizes alternative pricing methodologies, including, but not limited to, extrapolation of forward pricing curves using historically reported data from illiquid pricing points. These same pricing techniques are used to evaluate a contract prior to taking the position. The prices and fair values are subject to significant changes based on changing market conditions.

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

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES obligations by a counterparty. The following table shows the composition of the total price risk management assets of the Company as of December 31, 1999 and 2000.

                                                   DECEMBER 31, 1999     DECEMBER 31, 2000
                                                   ------------------   -------------------
                                                   INVESTMENT           INVESTMENT
                                                    GRADE(1)    TOTAL    GRADE(1)    TOTAL
                                                   ----------   -----   ----------   ------
                                                                (IN MILLIONS)
Energy marketers................................      $202      $230      $2,507     $2,709
Financial institutions..........................        90       159       1,159      1,296
Gas and electric utilities......................       220       221         511        586
Oil and gas producers...........................        31        31         500        599
Industrials.....................................         3         4          78         89
Others..........................................       174       263          --         --
                                                      ----      ----      ------     ------
          Total.................................      $720       908      $4,755      5,279
                                                      ====                ======
Credit and other reserves.......................                 (12)                   (66)
                                                                ----                 ------
Energy price risk management assets(2)..........                $896                 $5,213
                                                                ====                 ======

---------------

(1) "Investment Grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (such as parent company guarantees) and collateral, which encompass cash and standby letters of credit.

(2) As of December 31, 2000, the Company had credit risk exposure to three investment-grade counterparties that each represented greater than 5% of price risk management assets. This information excludes some offsetting contracts that either require or permit net settlement with non-trading transactions not included in price risk management assets. The Company's resulting net credit risk exposure to these three counterparties is below 5% of price risk management assets.

  (b) Non-Trading Activities.

     To reduce the risk from market fluctuations in the revenues derived from the sale of electric power and natural gas and related transportation, the Company enters into futures transactions, forward contracts, swaps and options (Energy Derivatives) in order to hedge some expected purchases of electric power and natural gas and sales of electric power and natural gas (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements and to protect natural gas distribution earnings against unseasonably warm weather during peak gas heating months, although usage to date for this purpose has not been material. The Company applies hedge accounting for its derivative financial instruments utilized in non-trading activities. Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in the Company's Statements of Consolidated Operations until the underlying hedged transaction occurs. Once it becomes probable that an anticipated transaction will not occur, the Company recognizes deferred gains and losses. In general, the financial impact of transactions involving these Energy Derivatives is included in the Company's Statements of Consolidated Operations under the captions (a) fuel expenses, in the case of natural gas transactions, (b) purchased power, in the case of electric power purchase transactions, and (c) revenues, in the case of electric power sales transactions. Cash flows resulting from these transactions in Energy Derivatives are included in the Company's Statements of Consolidated Cash Flows in the same category as the item being hedged.

     In connection with the Company's acquisition of UNA in 1999, the Company entered into call option agreements with several banks to hedge the impact of foreign exchange movements on the Dutch guilder. These call options provided the right, but not the obligation, to purchase NLG 695 million from specific banks at specific strike prices. The total premium paid, classified as other expense on the Company's Statement of

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

Consolidated Operations, for all of the options that were to expire on October 26, 1999, was $8 million. On October 12, 1999, the Company sold the remaining value in the call options for $0.6 million. The proceeds were reflected in the Company's results of operations as a reduction of other expense.

     As of December 31, 1999 and 2000, the Company had outstanding foreign currency swaps for 258 million and Euros 671 million, respectively (approximately $228 million and $632 million), terminating in September 2000 and January 2001, respectively. The Company also issued Euro-denominated debt, maturing in March and June 2001. The foreign currency swaps and Euro-denominated debt hedge the Company's net investment in UNA. In January 2001, the Company entered into foreign currency swaps for Euros 671 million (approximately $633 million) to replace the foreign currency swaps that expired in January 2001. These foreign currency swaps terminate in January 2002. In January and March 2001, the Company entered into foreign currency forward contracts for Euros 159 million (approximately $150 million) to adjust the hedge of its net investment in UNA. These forward contracts expire in January 2002. The Company records changes in the value of the hedging instruments and debt as foreign currency translation adjustments as a component of stockholders' equity and accumulated other comprehensive loss. The effectiveness of the hedging instruments can be measured by the net change in foreign currency translation adjustments attributed to the net investment in UNA. These amounts generally offset amounts recorded in stockholders' equity as adjustments resulting from translation of the hedged investment into U.S. dollars. As of December 31, 1999 and 2000, the net carrying value of the currency swaps was a $6 million receivable and $62 million obligation, respectively, and was recorded in other current assets and other current liabilities in the Company's Consolidated Balance Sheets.

     During 2000, European Energy entered into financial instruments to purchase approximately $120 million to hedge future fuel purchases payable in U.S. dollars. As of December 31, 2000, the fair value of these financial instruments was a $6 million liability. Unrealized changes in the market value of these financial instruments are not recognized in the Company's Statements of Consolidated Operations until the underlying hedged transaction occurs.

     For transactions involving either Energy Derivatives or foreign currency derivatives, hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts that are inversely correlated to those of the item(s) to be hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied.

     At December 31, 1999, the Company was a fixed-price payor and a fixed-price receiver in Energy Derivatives covering 33,108 Bbtu and 5,481 Bbtu of natural gas, respectively. At December 31, 2000, the Company was a fixed-price payor and a fixed-price receiver in Energy Derivatives covering 198,001 Bbtu and 22,874 Bbtu of natural gas, respectively, and 486 Bbtu and zero Bbtu of oil, respectively. In addition to the fixed-price notional volumes above, the Company also has variable-priced agreements totaling 44,958 Bbtu and 174,900 Bbtu of natural gas at December 31, 1999 and 2000, respectively. The weighted average maturity of these instruments is less than two years.

     The notional amount is intended to be indicative of the Company's level of activity in these derivatives. However, the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When Energy Derivatives are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed, as further discussed above. Under these circumstances, gains (losses) are deferred and recognized as a component of income when the underlying hedged item is recognized in income.

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

  (c) Trading and Non-trading -- General Policy.

     In addition to the risk associated with price movements, credit risk is also inherent in the Company's risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The Company has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each contract. In order to minimize this risk, the Company enters into these contracts primarily with counterparties having a minimum investment grade index rating, i.e. a Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. For long-term arrangements, the Company periodically reviews the financial condition of these firms in addition to monitoring the effectiveness of these financial contracts in achieving the Company's objectives. If the counterparties to these arrangements fail to perform, the Company would seek to compel performance at law or otherwise obtain compensatory damages. The Company might be forced to acquire alternative hedging arrangements or be required to replace the underlying commitment at then-current market prices. In this event, the Company might incur additional losses to the extent of amounts, if any, already paid to the counterparties. For information regarding credit risk related to the California wholesale electricity market, see Note 14(h).

     The Company's policies prohibit the use of leveraged financial instruments. A leveraged financial instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

     The Company has established a Risk Oversight Committee, comprised of corporate and business segment officers that oversees all commodity price and credit risk activities, including the Company's trading, marketing, power origination and risk management activities. The committee's duties are to establish the Company's commodity risk policies, allocate risk capital within limits established by the Company's Board of Directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with the Company's risk management policies and procedures and trading limits established by the Company's Board of Directors.

(6) JOINTLY OWNED ELECTRIC UTILITY PLANT

     The Company has a 30.8% interest in the South Texas Project, which consists of two 1,250 MW nuclear generating units and bears a corresponding 30.8% share of capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among its four co-owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. The four co-owners have delegated management and operating responsibility for the South Texas Project to the South Texas Project Nuclear Operating Company (STPNOC). STPNOC is managed by a board of directors comprised of one director from each of the four owners, along with the chief executive officer of STPNOC. As of December 31, 2000, the Company's investment in the South Texas Project was $363 million (net of $2.1 billion accumulated depreciation which includes an impairment loss recorded in 1999 of $745 million). For additional information regarding the impairment loss, see Note 4(a). The Company's investment in nuclear fuel was $39 million (net of $269 million amortization) as of December 31, 2000.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(7) EQUITY INVESTMENTS IN UNCONSOLIDATED SUBSIDIARIES

     In April 1998, the Company formed a limited liability company to construct and operate a 490 MW electric generation plant in Boulder City, Nevada in which the Company has a 50% interest. The plant became operational in May 2000. In October 1998, the Company entered into a partnership to construct and operate a 100 MW cogeneration plant in Orange, Texas in which its ownership interest is 50%. The plant began commercial operations in December 1999. As of December 31, 1999 and 2000, the Company's net investment in these projects was $78 million and $109 million, respectively. The Company's equity income from these investments was $43 million in 2000. The Company's equity loss from these investments was $0.6 million and $0.8 million in 1998 and 1999, respectively. During 1998 and 1999, there were no distributions from these investments. During 2000, $18 million was distributed from these investments.

(8) INDEXED DEBT SECURITIES (ACES AND ZENS) AND AOL TIME WARNER SECURITIES

  (a) Original Investment in Time Warner Securities.

     On July 6, 1999, the Company converted its 11 million shares of Time Warner Inc. (TW) convertible preferred stock (TW Preferred) into 45.8 million shares of Time Warner common stock (TW Common). Prior to the conversion, the Company's investment in the TW Preferred was accounted for under the cost method at a value of $990 million in the Company's Consolidated Balance Sheets. The TW Preferred was redeemable after July 6, 2000, had an aggregate liquidation preference of $100 per share (plus accrued and unpaid dividends), was entitled to annual dividends of $3.75 per share until July 6, 1999 and was convertible by the Company. The Company recorded pre-tax dividend income with respect to the TW Preferred of $21 million in 1999 prior to the conversion and $41 million in 1998. Effective on the conversion date, the shares of TW Common were classified as trading securities under SFAS No. 115 and an unrealized gain was recorded in the amount of $2.4 billion ($1.5 billion after-tax) to reflect the cumulative appreciation in the fair value of the Company's investment in Time Warner securities.

  (b) ACES.

     In July 1997, in order to monetize a portion of the cash value of its investment in TW Preferred, the Company issued 22.9 million of its unsecured 7% Automatic Common Exchange Securities (ACES) having an original principal amount of $1.052 billion and maturing July 1, 2000. The market value of ACES was indexed to the market value of TW Common. On the July 1, 2000 maturity date, the Company tendered 37.9 million shares of TW Common to fully settle its obligations in connection with its unsecured 7% ACES having a value of $2.9 billion.

  (c) ZENS.

     On September 21, 1999, the Company issued approximately 17.2 million of its 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) having an original principal amount of $1.0 billion. The original principal amount per ZENS will increase each quarter to the extent that the sum of the quarterly cash dividends and the interest paid during a quarter on the reference shares attributable to one ZENS is less than $.045, so that the annual yield to investors from the date the Company issued the ZENS to the date of computation of the contingent principal amount is not less than 2.309%. At maturity the holders of the ZENS will receive in cash the higher of the original principal amount of the ZENS (subject to adjustment as discussed above) or an amount based on the then-current market value of TW Common, or other securities distributed with respect to TW Common (one share of TW Common and such other securities, if any, are referred to as reference shares). Each ZENS has an original principal amount of $58.25 (the closing market price of the TW Common on September 15, 1999) and is exchangeable at any time at the option of the holder for cash equal to 95% (100% in some cases) of the market value of the reference shares attributable to one

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

ZENS. The Company pays interest on each ZENS at an annual rate of 2% plus the amount of any quarterly cash dividends paid in respect of the quarterly interest period on the reference shares attributable to each ZENS. Subject to some conditions, the Company has the right to defer interest payments from time to time on the ZENS for up to 20 consecutive quarterly periods. As of December 31, 2000, no interest payments on the ZENS had been deferred.

     On January 11, 2001, TW and America Online, Inc. combined to form AOL Time Warner Inc. (AOL TW). As a result of the combination each share of TW Common was converted into 1.5 shares of AOL TW Common Stock (AOL TW Common) and the Company now holds 25.8 million shares of AOL TW Common. As a result of the combination, the reference shares attributable to one ZENS is 1.5 shares of AOL TW Common.

     The Company used $537 million of the net proceeds from the offering of the ZENS to purchase 9.2 million shares of TW Common, which are classified as trading securities under SFAS No. 115. Unrealized gains and losses resulting from changes in the market value of the TW Common are recorded in the Company's Statements of Consolidated Operations.

     Prior to January 1, 2001, an increase above $58.25 (subject to some adjustments) in the market value per share of TW Common resulted in an increase in the Company's liability for the ZENS. However, as the market value per share of TW Common declined below $58.25 (subject to some adjustments), the liability for the ZENS did not decline below the original principal amount. As of December 31, 1999 and 2000, the market value of TW Common was $72.31 and $52.24, respectively. Therefore, during 2000, the Company recorded a pre-tax net unrealized loss on its investment in TW Common and its obligation on its indexed debt securities of $103 million.

     Prior to the purchase of additional shares of TW Common on September 21, 1999, the Company owned approximately 8 million shares of TW Common that were in excess of the 38 million shares needed to economically hedge its ACES obligation. For the period from July 6, 1999 to the ZENS issuance date, losses (due to the decline in the market value of the TW Common during such period) on these 8 million shares were $122 million ($79 million after-tax). The 8 million shares of TW Common combined with the additional 9.2 million shares purchased are expected to be held to facilitate the Company's ability to meet its obligation under the ZENS.

     The following table sets forth summarized financial information regarding the Company's investment in TW securities and the Company's ACES and ZENS obligations.

                                                       TW INVESTMENT    ACES      ZENS
                                                       -------------   -------   ------
                                                                (IN MILLIONS)
Balance at December 31, 1997.........................     $   990      $ 1,174
Loss on indexed debt securities......................          --        1,176
                                                          -------      -------
Balance at December 31, 1998.........................         990        2,350
Issuance of indexed debt securities..................          --           --   $1,000
Purchase of TW Common................................         537           --       --
Loss on indexed debt securities......................          --          388      241
Gain on TW Common....................................       2,452           --       --
                                                          -------      -------   ------
Balance at December 31, 1999.........................       3,979        2,738    1,241
                                                          -------      -------   ------
Loss (Gain) on indexed debt securities...............          --          139     (241)
Loss on TW Common....................................        (205)          --       --
Settlement of ACES...................................      (2,877)      (2,877)      --
                                                          -------      -------   ------
Balance at December 31, 2000.........................     $   897      $    --   $1,000
                                                          =======      =======   ======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation is bifurcated into a debt component and a derivative component (the holder's option to receive the appreciated value of AOL TW Common at maturity). The derivative component is valued at fair value and determines the initial carrying value assigned to the debt component ($121 million) as the difference between the original principal amount of the ZENS ($1.0 billion) and the fair value of the derivative component at issuance ($879 million). Effective January 1, 2001 the debt component is recorded at its accreted amount of $122 million and the derivative component is recorded at its current fair value of $788 million, as a current liability, resulting in a transition adjustment pre-tax gain of $90 million. The transition adjustment gain will be reported in the first quarter of 2001 as the effect of a change in accounting principle. Subsequently, the debt component will accrete through interest charges at 17.5% up to the minimum amount payable upon maturity of the ZENS in 2029, approximately $1.1 billion, and changes in the fair value of the derivative component will be recorded in the Company's Statements of Consolidated Operations. Changes in the fair value of the AOL TW Common held by the Company should substantially offset changes in the fair values of the derivative component of the ZENS.

(9) PREFERRED STOCK AND PREFERENCE STOCK

  (a) Preferred Stock.

     At December 31, 1999 and 2000, Reliant Energy had 10,000,000 authorized shares of cumulative preferred stock, of which 97,397 shares were outstanding. As of these dates, Reliant Energy's only outstanding series of preferred stock was its $4.00 Preferred Stock. The $4.00 Preferred Stock pays an annual dividend of $4.00 per share, is redeemable at $105 per share and has a liquidation price of $100 per share to third-parties.

  (b) Preference Stock.

     At December 31, 1999 and 2000, Reliant Energy had 10,000,000 authorized shares of preference stock, none of which was outstanding for financial reporting purposes.

     Reliant Energy has a Shareholder Rights Plan, which states that each share of Reliant Energy's common stock includes one associated preference stock purchase right (Right) which entitles the registered holder to purchase from Reliant Energy a unit consisting of one-thousandth of a share of Series A Preference Stock. The Rights, which expire on July 11, 2010, are exercisable upon some events involving the acquisition of 20% or more of Reliant Energy's outstanding common stock. Upon the occurrence of such an event, each Right entitles the holder to receive common stock with a current market price equal to two times the exercise price of the Right. At anytime prior to becoming exercisable, Reliant Energy may repurchase the Rights at a price of $0.005 per Right. There are 700,000 shares of Series A Preference Stock reserved for issuance upon exercise of the Rights.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(10) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                       DECEMBER 31, 1999        DECEMBER 31, 2000
                                                     ----------------------   ----------------------
                                                     LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                                     ---------   ----------   ---------   ----------
                                                                      (IN MILLIONS)
Short-term borrowings:
  Commercial paper.................................                $1,793                   $3,675
  Lines of credit(2)...............................                   563                      853
  Receivables facilities...........................                   350                      350
  Other(2).........................................                   170                      126
                                                                   ------                   ------
Total short-term borrowings........................                 2,876                    5,004
                                                                   ------                   ------
Long-term debt:
Reliant Energy
  ACES(3)..........................................   $   --        2,738      $   --           --
  ZENS(3)..........................................       --        1,241          --        1,000
  Debentures 7.88% to 9.38% due 2001 to 2002.......      350           --         100          250
  First mortgage bonds 4.90% to 9.15% due 2002 to
     2027..........................................    1,261          150       1,261           --
  Pollution control bonds 4.70% to 5.95% due 2011
     to 2030.......................................    1,046           --       1,046           --
  Other............................................       13            2          12            1
Financing Subsidiaries (directly or indirectly held
  by Reliant Energy)
  Notes payable 7.12% to 7.40% due 2001 to 2002....      525           --         300          225
Reliant Energy Power Generation, Inc.
  Notes payable various market rates due 2002......       70           --         260           --
N.V. UNA (2)
  Debentures 6.00% to 8.93% due 2001 to 2010.......      391           --          66            1
Reliant Energy Capital Europe (2)
  Notes Payable due 2003...........................       --           --         565           --
RERC Corp.
  Convertible debentures 6.0% due 2012.............       93           --          93           --
  Debentures 6.38% to 8.90% due 2003 to 2008.......      962           --       1,285           --
  Notes payable 8.77% to 9.23% due 2001............      150          223          --          146
Unamortized discount and premium(4)................        8           --           8           --
                                                      ------       ------      ------       ------
          Total long-term debt.....................    4,869        4,354       4,996        1,623
                                                      ------       ------      ------       ------
          Total borrowings.........................   $4,869       $7,230      $4,996       $6,627
                                                      ======       ======      ======       ======

---------------

(1) Includes amounts due or exchangeable within one year of the date noted.

(2) Includes borrowings at December 31, 1999 and 2000 which are denominated in Dutch Guilders (NLG) and Euros. As of December 31, 1999 and 2000, the assumed exchange rate was 2.19 NLG and 2.34 NLG per U.S. dollar, respectively, and 0.9938 Euro and 1.0616 Euros per U.S. dollar, respectively.

(3) For additional information regarding ACES and ZENS, see Note 8(b) and (c). As ZENS are exchangeable for cash at any time at the option of the holders, these notes are classified as a current portion of long-term debt.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(4) Debt acquired in business acquisitions is adjusted to fair market value as of the acquisition date. Included in unamortized premium and discount is unamortized premium related to fair value adjustments of long-term debt of $33 million and $12 million at December 31, 1999 and 2000, respectively, and is being amortized over the respective remaining term of the related long-term debt.

  (a) Short-term Borrowings.

     As of December 31, 2000, the Company had credit facilities in effect, which included facilities of various financing subsidiaries and operating subsidiaries, with financial institutions which provide for an aggregate of $8.4 billion in committed credit. The facilities expire as follows: $5.0 billion in 2001, $2.1 billion in 2002 and $1.3 billion in 2003. Interest rates on borrowings are based on the London interbank offered rate (LIBOR) plus a margin, Euro interbank deposits plus a margin, a base rate or a rate determined through a bidding process. As of December 31, 2000, unused credit facilities totaled $1.7 billion. As of December 31, 2000, letters of credit outstanding under these facilities aggregated $899 million. As of December 31, 2000, borrowings of $825 million were outstanding under these facilities that were classified as long-term debt, based on availability of committed credit facilities with expiration dates exceeding one year and management's intention to borrow these amounts in excess of one year. Credit facilities aggregating $2.0 billion are unsecured.

     Of the $8.4 billion of committed credit facilities described above, $5.0 billion will expire in 2001. To the extent that the Company continues to need access to this amount of committed credit, the Company expects to extend or replace these facilities on normal commercial terms on a timely basis.

     The credit facilities under which Reliant Energy borrows or provides credit support contain various business and financial covenants requiring the Company to, among other things, maintain leverage (as defined in the credit facilities) below specified ratios. Certain credit facilities at the subsidiary level also contain various financial covenants limiting leverage and requiring the subsidiary to maintain its interest coverage ratio (as defined in the credit facilities) above a specified ratio during stated periods. The Company is in compliance with the covenants under all of these credit agreements. The Company does not expect any of these covenants to materially limit the Company's ability to borrow or obtain letters of credit under these facilities.

     The Company sells commercial paper to provide financing for general corporate purposes. As of December 31, 2000, $3.7 billion of commercial paper was outstanding. The commercial paper borrowings are supported by various credit facilities discussed above including credit facilities aggregating $3.0 billion expiring in 2001, a $1.6 billion credit facility expiring in 2002 and a $350 million revolving credit facility expiring in 2003.

     The weighted average interest rate on short-term borrowings as of December 31, 1998, 1999 and 2000 was 5.77%, 5.84% and 7.43%, respectively.

  (b) Long-term Debt.

     Maturities of long-term debt and sinking fund requirements for the Company are $630 million in 2001, $789 million in 2002, $1.2 billion in 2003, $48 million in 2004 and $332 million in 2005.

     Substantially all physical assets used in the conduct of the business and operations of Electric Operations are subject to liens securing the First Mortgage Bonds. Sinking fund requirements on the First Mortgage Bonds may be satisfied by certification of property additions at 100% of the requirements as defined by the Mortgage and Deed of Trust. Sinking or improvement/replacement fund requirements for 1998, 1999 and 2000 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2001 is $340 million.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     At December 31, 1999 and 2000, RERC Corp. had issued and outstanding $98 million aggregate principal amount ($93 million carrying amount) of its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of Reliant Energy common stock and $14.24 in cash. During 1999, RERC Corp. purchased $12 million aggregate principal amount of its Subordinated Debentures.

     In November 1998, RERC Corp. issued $500 million aggregate principal amount of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). The TERM Notes provide to the investment bank a call option, which gives it the right to have the TERM Notes redeemed from the investors on November 1, 2003 and then remarketed if it chooses to exercise the option. The TERM Notes are unsecured obligations of RERC Corp. which bear interest at an annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. The portion of the proceeds attributable to the call option premium will be amortized over the stated term of the securities. If the option is not exercised by the investment bank, RERC Corp. will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by RERC Corp., within the 52-week period beginning November 1, 2003. During this period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on an index selected by RERC Corp. If the TERM Notes are remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to adjustment, and the effective interest rate on the remarketed TERM Notes will be 5.66% plus RERC Corp.'s applicable credit spread at the time of such remarketing.

     During the second quarter of 2000, UNA negotiated the repurchase of $272 million aggregate principal amount of its long-term debt for a total cost of $286 million, including $14 million in expenses. The book value of the debt repurchased was $293 million, resulting in an extraordinary gain on the early extinguishment of long-term debt of $7 million. Borrowings under a short-term banking facility and proceeds from the sale of trading securities by UNA were used to finance the debt repurchase.

     During 1998 and 1999, the Company's regulated operations recorded losses from the extinguishment of debt of $20 million and $22 million, respectively. There were no losses recorded from the early extinguishment of debt in 2000. As these costs will be recovered through regulated cash flows, these costs have been deferred and a regulatory asset has been recorded. For further discussion regarding the accounting, see Note 4(a).

(11) TRUST PREFERRED SECURITIES

     In February 1999, a Delaware statutory business trust created by Reliant Energy (REI Trust I) issued $375 million aggregate amount of preferred securities to the public. In February 1997, two Delaware statutory business trusts created by Reliant Energy (HL&P Capital Trust I and HL&P Capital Trust
II) publicly issued (a) $250 million aggregate amount of preferred securities and (b) $100 million aggregate amount of capital securities, respectively. Reliant Energy accounts for REI Trust I, HL&P Capital Trust I and HL&P Capital Trust II as wholly-owned consolidated subsidiaries. Each of the trusts used the proceeds of the offerings to purchase junior subordinated debentures issued by Reliant Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities.

     The junior subordinated debentures are the trusts' sole assets and their entire operations. Reliant Energy considers its obligations under the Amended and Restated Declaration of Trust, Indenture, Guaranty Agreement and, where applicable, Agreement as to Expenses and Liabilities, relating to each series of preferred securities or capital securities, taken together, to constitute a full and unconditional guaranty by Reliant Energy of each trust's obligations with respect to the respective series of preferred securities or capital securities.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The preferred securities and capital securities are mandatorily redeemable upon the repayment of the related series of junior subordinated debentures at their stated maturity or earlier redemption. Subject to some limitations, Reliant Energy has the option of deferring payments of interest on the junior subordinated debentures. During any deferral or event of default, Reliant Energy may not pay dividends on its capital stock. As of December 31, 2000, no interest payments on the junior subordinated debentures had been deferred.

     In June 1996, a Delaware statutory business trust created by RERC Corp. (Resources Trust) issued $173 million aggregate amount of convertible preferred securities to the public. RERC Corp. accounts for Resources Trust as a wholly owned consolidated subsidiary. Resources Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by RERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent Resources Trust's sole assets and its entire operations. RERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guaranty by RERC Corp. of RERC Trust's obligations with respect to the convertible preferred securities.

     The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Reliant Energy common stock. During 1998, 1999 and 2000, convertible preferred securities aggregating $16 million, $0.2 million and $0.3 million, respectively, were converted, leaving $0.7 million and $0.4 million liquidation amount of convertible preferred securities outstanding at December 31, 1999 and 2000, respectively. Subject to some limitations, RERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, RERC Corp. may not pay dividends on its common stock to Reliant Energy. As of December 31, 2000, no interest payments on the subordinated debentures had been deferred.

     The outstanding aggregate liquidation amount, distribution rate and mandatory redemption date of each series of the preferred securities, convertible preferred securities or capital securities of the trusts and the identity and similar terms of each related series of junior subordinated debentures are as follows:

                              AGGREGATE
                             LIQUIDATION
                            AMOUNTS AS OF   DISTRIBUTION        MANDATORY
                            DECEMBER 31,    RATE/INTEREST       REDEMPTION
TRUST                       1999 AND 2000       RATE        DATE/MATURITY DATE   JUNIOR SUBORDINATED DEBENTURES
-----                       -------------   -------------   ------------------   ------------------------------
                            (IN MILLIONS)
REI Trust I...............      $375          7.20   %      March 2048           7.20% Junior Subordinated
                                                                                   Debentures due 2048
HL&P Capital Trust I......      $250          8.125  %      March 2048           8.125% Junior Subordinated
                                                                                   Deferrable Interest
                                                                                   Debentures Series A
HL&P Capital Trust II.....      $100          8.257  %      February 2037        8.257% Junior Subordinated
                                                                                   Deferrable Interest
                                                                                   Debentures Series B
Resources Trust...........      $  1          6.25   %      June 2026            6.25% Convertible Junior
                                                                                   Subordinated Debentures due
                                                                                   2026

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(12) STOCK-BASED INCENTIVE COMPENSATION PLANS AND RETIREMENT PLANS

  (a) Incentive Compensation Plans.

     The Company has a long-term incentive compensation plan (LICP) and other incentive compensation plans that provide for the issuance of stock-based incentives, including performance-based stock compensation, restricted shares, stock options and stock appreciation rights, to key employees of the Company, including officers. No stock appreciation rights have ever been issued under the LICP. As of December 31, 2000, 604 current and 39 former employees of the Company participate in the plans. A maximum of approximately 24 million shares of Reliant Energy common stock may be issued under these plans.

     Performance-based shares and restricted shares are granted to employees without cost to the participants. The performance shares vest three years after the grant date based upon the performance of the Company over a three-year cycle, except as discussed below. The restricted shares vest to the participants at various times ranging from immediate vesting to vesting at the end of a three-year period. Upon vesting, the shares are released to the plans' participants. During 1998, 1999 and 2000, the Company recorded compensation expense of $17 million, $8 million and $22 million, respectively, related to performance-based shares and restricted share grants. The following table summarizes performance-based shares and restricted share grant activity for the years 1998 through 2000:

                                                                  NUMBER OF       NUMBER OF
                                                              PERFORMANCE-BASED   RESTRICTED
                                                                   SHARES           SHARES
                                                              -----------------   ----------
Outstanding at December 31, 1997............................        555,847        150,000
  Granted...................................................        537,448         11,685
  Canceled..................................................        (40,223)          (300)
  Released to participants..................................       (148,075)            --
                                                                 ----------        -------
Outstanding at December 31, 1998............................        904,997        161,385
  Granted...................................................        431,643        113,837
  Canceled..................................................       (228,215)          (646)
  Released to participants..................................       (179,958)        (3,953)
                                                                 ----------        -------
Outstanding at December 31, 1999............................        928,467        270,623
  Granted...................................................        394,942        206,395
  Canceled..................................................        (81,541)       (13,060)
  Released to participants..................................       (174,001)        (5,346)
                                                                 ----------        -------
Outstanding at December 31, 2000............................      1,067,867        458,612
                                                                 ----------        -------
Weighted average fair value of performance shares and
  restricted shares granted for 1998........................     $    23.75        $ 26.69
                                                                 ==========        =======
Weighted average fair value of performance shares and
  restricted shares granted for 1999........................     $    29.23        $ 26.88
                                                                 ==========        =======
Weighted average fair value of performance shares and
  restricted shares granted for 2000........................     $    25.19        $ 28.03
                                                                 ==========        =======

     Outstanding performance shares under the LICP will vest for the performance cycle ending December 31, 2000 according to the terms and conditions of the plan. Assuming the Distribution occurs during the calendar year 2001, Reliant Energy's compensation committee will determine as of the Distribution Date the level at which the performance objectives are expected to have been achieved through the end of the performance cycle ending December 31, 2001 and will vest the outstanding performance shares as of the Distribution Date as though the performance objectives were achieved at that level. In addition, as of the

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

Distribution Date, Reliant Energy's compensation committee will convert outstanding performance shares for the performance cycle ending December 31, 2002 to a number of time-based restricted shares of Reliant Energy's common stock equal to the number of performance shares that would have vested if the performance objectives for the performance cycle were achieved at the maximum level. These time-based restricted shares will vest if the participant holding the shares remains employed with the Company or with Reliant Resources and its subsidiaries through December 31, 2002. On the Distribution Date, holders of these time-based restricted shares will receive shares of Reliant Resources common stock in the same manner as other holders of Reliant Energy common stock, but these shares of common stock will be subject to the same time-based vesting schedule, as well as to the terms and conditions of the plan under which the original performance shares were granted. Thus, following the Distribution, employees who held performance shares under the LICP for the performance cycle ending December 31, 2002 will hold time-based restricted shares of Reliant Energy common stock and time-based restricted shares of Reliant Resources common stock, which will vest following continuous employment through December 31, 2002.

     Stock options generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date. The exercise price is the average of the high and low sales price of Reliant Energy common stock on the New York Stock Exchange on the grant date. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for these fixed stock options. The following table summarizes stock option activity for the years 1998 through 2000:

                                                             NUMBER     WEIGHTED AVERAGE
                                                           OF SHARES     EXERCISE PRICE
                                                           ----------   ----------------
Outstanding at December 31, 1997.........................   1,074,567        $19.07
  Options granted........................................   2,243,535         26.31
  Options exercised......................................    (294,445)        15.66
  Options canceled.......................................     (78,003)
                                                           ----------
Outstanding at December 31, 1998.........................   2,945,654         24.87
                                                           ==========
  Options granted........................................   3,806,051         26.74
  Options exercised......................................     (83,610)        19.38
  Options canceled.......................................    (205,124)
                                                           ----------
Outstanding at December 31, 1999.........................   6,462,971         25.99
                                                           ==========
  Options granted........................................   5,936,510         22.14
  Options exercised......................................  (1,061,169)        25.01
  Options canceled.......................................  (1,295,877)
                                                           ----------
Outstanding at December 31, 2000.........................  10,042,435         24.13
                                                           ==========
Options exercisable at December 31, 1998.................     531,855         20.31
Options exercisable at December 31, 1999.................   1,350,374         23.87
Options exercisable at December 31, 2000.................   2,258,397         25.76

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Exercise prices for Reliant Energy stock options outstanding ranged from $7.00 to $47.22. The following table provides information with respect to stock options outstanding at December 31, 2000:

                                                                AVERAGE    REMAINING AVERAGE
                                                    OPTIONS     EXERCISE   CONTRACTUAL LIFE
                                                  OUTSTANDING    PRICE          (YEARS)
                                                  -----------   --------   -----------------
Ranges of Exercise Prices Exercisable at:
  $7.00-$21.00..................................   4,790,791     $20.42           9.0
  $21.01-$26.00.................................   1,700,730      25.31           7.0
  $26.01-$47.22.................................   3,550,914      28.57           8.4
                                                  ----------
          Total.................................  10,042,435      24.13           8.5
                                                  ==========

     The following table provides information with respect to Reliant Energy stock options exercisable at December 31, 2000:

                                                                OPTIONS        AVERAGE
                                                              EXERCISABLE   EXERCISE PRICE
                                                              -----------   --------------
Ranges of Exercise Prices Exercisable at:
  $7.00-$21.00..............................................     150,310        $17.89
  $21.01-$26.00.............................................   1,107,248         25.18
  $26.01-$33.56.............................................   1,000,839         27.57
                                                               ---------
          Total.............................................   2,258,397         25.76
                                                               =========

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," the Company applies the guidance contained in APB No. 25 and discloses the required pro forma effect on net income of the fair value based method of accounting for stock compensation. The weighted average fair values at date of grant for options granted during 1998, 1999 and 2000 were $4.27, $3.13 and $5.07, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                              1998     1999     2000
                                                             ------   ------   ------
Expected life in years.....................................      10        5        5
Interest rate..............................................    5.65%    5.10%    6.57%
Volatility.................................................   24.01%   21.23%   24.00%
Expected common stock dividend.............................  $ 1.50   $ 1.50   $ 1.50

     Pro forma information for 1998, 1999 and 2000 is provided below, to take into account the amortization of stock-based compensation to expense on a straight-line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, the Company's net loss would have been increased by $6 million in 1998. The Company's net income would have been reduced by $5 million and $10 million in 1999 and 2000, respectively. Loss per share would have been increased by $0.02 per share in 1998. Earnings per share would have been reduced by $0.02 per share and $0.03 per share in 1999 and 2000, respectively.

     In connection with the Distribution, Reliant Energy expects to convert all outstanding Reliant Energy stock options granted in 2000 and in prior years to a combination of adjusted Reliant Energy stock options and new Reliant Resources stock options. For the converted Reliant Energy stock options, the sum of the intrinsic value of Reliant Energy stock options immediately prior to the Distribution will equal the sum of the intrinsic values of the adjusted Reliant Energy stock options and new Reliant Resources stock options granted immediately after the Distribution. Following the Distribution Date, Reliant Resources employees who no longer work for the Company due to the Distribution will hold Reliant Energy stock options.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

  (b) Pension.

     The Company has noncontributory pension plans, that cover the employees of the Company, except for the employees of its foreign subsidiaries. Effective January 1, 1999, Reliant Energy amended and restated its plan and converted the present value of the accrued benefits under the existing pension plan into a cash balance pension plan. In connection with this conversion, Reliant Energy grandfathered the existing benefit formulas for all employees participating in the plan on December 31, 1998 for a period of ten years so that eligible individuals will receive the greater of the prior pension plan benefit or the new cash balance benefit upon retirement. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage for 1999 and 2000 was 4% in each period.

     Reliant Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the pension plans consist principally of common stocks and high-quality, interest-bearing obligations.

     UNA is a foreign subsidiary of the Company and participates along with other companies in the Netherlands in making payments to pension funds which are not administered by the Company. The Company treats these as a defined contribution pension plan which provides retirement benefits for most of its employees. The contributions are principally based on a percentage of the employee's base compensation and charged against income as incurred. This expense was $2 million and $6 million for the three months ended December 31, 1999 and during 2000, respectively.

     Net pension cost for the Company (excluding UNA) includes the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Service cost -- benefits earned during the period...........  $  33    $  34    $  33
Interest cost on projected benefit obligation...............     85       88       88
Expected return on plans assets.............................   (121)    (141)    (146)
Net amortization............................................     --       (5)     (12)
                                                              -----    -----    -----
  Net pension benefit.......................................  $  (3)   $ (24)   $ (37)
                                                              =====    =====    =====

     Following are reconciliations of the Company's beginning and ending balances of its retirement plan benefit obligation, plans assets and funded status for 1999 and 2000 (excluding UNA):

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                                (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.......................  $ 1,390   $ 1,232
Service cost................................................       34        33
Interest cost...............................................       88        88
Benefits paid...............................................      (98)      (85)
Plan amendments.............................................       --         3
Acquisitions................................................       --         1
Transfer of obligation to non-qualified pension plan........       --       (11)
Actuarial (gain) loss.......................................     (182)       58
                                                              -------   -------
Benefit obligation, end of year.............................  $ 1,232   $ 1,319
                                                              =======   =======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                                (IN MILLIONS)
CHANGE IN PLANS ASSETS
Plans assets, beginning of year.............................  $ 1,430   $ 1,513
Benefits paid...............................................      (98)      (85)
Actual investment return....................................      181       (11)
Acquisitions................................................       --         1
                                                              -------   -------
Plans assets, end of year...................................  $ 1,513   $ 1,418
                                                              =======   =======
RECONCILIATION OF FUNDED STATUS
Funded status...............................................  $   281   $    99
Unrecognized transition asset...............................       (5)       (4)
Unrecognized prior service cost.............................     (138)     (125)
Unrecognized actuarial loss.................................       11       227
                                                              -------   -------
Net amount recognized at end of year........................  $   149   $   197
                                                              =======   =======
ACTUARIAL ASSUMPTIONS
Discount rate...............................................      7.5%      7.5%
Rate of increase in compensation levels.....................  3.5-5.5%  3.5-5.5%
Expected long-term rate of return on assets.................     10.0%     10.0%

     The transitional asset at January 1, 1986, is being recognized over 17 years, and the prior service cost is being recognized over 15 years. The actuarial gains and losses are due to changes in actuarial assumptions.

     Effective March 1, 2001, the Company will no longer accrue benefits under a noncontributory pension plan for its domestic non-union employees of Reliant Resources and Reliant Energy Tegco, Inc. (Resources Participants). Effective March 1, 2001, each non-union Resources Participant's unvested pension account balance will be fully vested and a one-time benefit enhancement will be provided to some qualifying participants. At the Distribution Date, each Resources Participant will be able to elect to have his pension account balance (a) left in the Reliant Energy pension plan, (b) rolled over to a new Reliant Resources savings plan or an individual IRA account, or (c) paid in a lump sum or annuity distribution. During the first quarter of 2001, the Company incurred a charge to earnings of $85 million (pre-tax) for the one-time benefit enhancement discussed above and a gain of $23 million (pre-tax) related to the curtailment of Reliant Energy's pension plan.

     In addition to the noncontributory pension plans discussed above, Reliant Energy maintains non-qualified pension plans which allow participants to retain the benefits to which they would have been entitled under Reliant Energy's noncontributory pension plan except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The expense associated with these non-qualified plans was $5 million in 1998 and 1999, respectively, and $25 million in 2000. The related accrued benefit liability at December 31, 1999 and 2000, was $28 million and $92 million, respectively. During 2000, the Company recognized an additional minimum benefit liability related to these non-qualified plans as a component of accumulated other comprehensive loss of $30 million. Effective March 1, 2001, the Company will not provide non-qualified pension benefits to Reliant Resources and its participating subsidiaries' employees, or Reliant Energy Tegco, Inc.'s employees.

  (c) Savings Plan.

     The Company has employee savings plans that qualify as cash or deferred arrangements under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code). Under the plans, participating

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES employees may contribute a portion of their compensation, pre-tax or after-tax, generally up to a maximum of 16% of compensation. The Company matches a portion of each employee's compensation contributed, with most matching contributions subject to a vesting schedule. A substantial portion of Reliant Energy's match is invested in Reliant Energy common stock.

     Reliant Energy's savings plan has a leveraged Employee Stock Ownership Plan
(ESOP) component. Reliant Energy may use ESOP shares to satisfy its obligation to make matching contributions under Reliant Energy's savings plan. Debt service on the ESOP loan is paid using all dividends on shares in the ESOP, interest earnings on funds held in the ESOP and cash contributions by Reliant Energy. Shares of Reliant Energy common stock are released from the encumbrance of the ESOP loan based on the proportion of debt service paid during the period.

     The Company recognizes benefit expense for the ESOP equal to the fair value of the ESOP shares committed to be released. The Company credits to unearned ESOP shares the original purchase price of ESOP shares committed to be released to plan participants with the difference between the fair value of the shares and the original purchase price recorded to common stock. Dividends on allocated ESOP shares are recorded as a reduction to retained earnings. Dividends on unallocated ESOP shares are recorded as a reduction of principal or accrued interest on the ESOP loan.

     The ESOP share balances at December 31, 1999 and 2000 were as follows:

                                                                  DECEMBER 31,
                                                           ---------------------------
                                                               1999           2000
                                                           ------------   ------------
Allocated shares transferred/distributed from the savings
  plan...................................................     2,115,536      2,397,523
Allocated shares.........................................     5,967,159      7,725,772
Unearned shares..........................................    10,679,489      8,638,889
                                                           ------------   ------------
          Total original ESOP shares.....................    18,762,184     18,762,184
                                                           ============   ============
Fair value of unearned ESOP shares.......................  $244,293,311   $374,171,880

     The Company's savings plan benefit expense was $25 million, $35 million and $53 million in 1998, 1999 and 2000, respectively.

  (d) Postretirement Benefits.

     The Company provides some postretirement benefits (primarily medical care and life insurance benefits) for its retired employees, substantially all of whom may become eligible for these benefits when they retire. Effective January 1, 1999, Reliant Energy amended its retiree medical plan to create an account balance for each participant based on credited service at December 31, 1998. Under the new plan, each participant has an account, for recordkeeping purposes only, to which a $750 credit is allocated annually. Employees become eligible for this postretirement benefit after completing five years of service after age
50. At retirement the account balance is converted into one of several annuity options, the proceeds of which can be used solely to offset the cost of purchasing medical benefits under Reliant Energy's medical plans. The accounts may not be taken as a cash distribution.

     Under SFAS No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106), postretirement benefits are accounted for on an accrual basis using a specified actuarial method based on benefits and years of service. The Company is amortizing $213 million over a 20-year period to cover the "transition cost" of adopting SFAS No. 106.

     Reliant Energy HL&P is required to fund during each year in an irrevocable external trust $22 million of postretirement benefit costs, which are included in its rates. Reliant Energy Minnegasco is required to fund postretirement benefit costs for the amount included in its rates. The Company, excluding Reliant Energy

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

HL&P and Reliant Energy Minnegasco, will continue funding its postretirement benefits on a pay-as-you-go basis.

     Net postretirement benefit cost for the Company includes the following components:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1999   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Service cost -- benefits earned during the period...........  $ 8    $ 5    $  6
Interest cost on projected benefit obligation...............   17     26      29
Expected return on plan assets..............................   (6)    (9)    (11)
Net amortization............................................    4     15      12
                                                              ---    ---    ----
  Net postretirement benefit cost...........................  $23    $37    $ 36
                                                              ===    ===    ====

     Following are reconciliations of the Company's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 1999 and 2000:

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                                (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.......................  $   410   $   395
Service cost................................................        5         6
Interest cost...............................................       26        29
Benefits paid...............................................      (22)      (27)
Participant contributions...................................        4         3
Acquisitions................................................       12        12
Plan amendments.............................................       --         3
Foreign exchange impact.....................................       --        (1)
Actuarial (gain) loss.......................................      (40)       35
                                                              -------   -------
Benefit obligation, end of year.............................  $   395   $   455
                                                              =======   =======
CHANGE IN PLAN ASSETS
Plan assets, beginning of year..............................  $    84   $   105
Benefits paid...............................................      (22)      (27)
Employer contributions......................................       33        37
Participant contributions...................................        4         3
Actual investment return....................................        6         4
                                                              -------   -------
Plan assets, end of year....................................  $   105   $   122
                                                              =======   =======
RECONCILIATION OF FUNDED STATUS
Funded status...............................................  $  (290)  $  (333)
Unrecognized transition obligation..........................      135       126
Unrecognized prior service cost.............................       92        88
Unrecognized actuarial gain.................................      (98)      (52)
                                                              -------   -------
Net amount recognized at end of year........................  $  (161)  $  (171)
                                                              =======   =======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               1999      2000
                                                              -------   -------
                                                                (IN MILLIONS)
ACTUARIAL ASSUMPTIONS
Discount rate...............................................  6.6-7.5%  6.6-7.5%
Expected long-term rate of return on assets.................     10.0%     10.0%
Health care cost trend rates -- Under 65....................      5.8%      8.0%
Health care cost trend rates -- 65 and over.................      6.2%      9.0%

     The assumed health care rates gradually decline to 5.5% for both medical categories by 2010. The actuarial gains and losses are due to changes in actuarial assumptions.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2000 would increase by approximately 3.82%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 3.13%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2000 would decrease by approximately 3.76%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 3.08%.

     Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees of Reliant Resources and its participating subsidiaries and Reliant Energy Tegco, Inc. The Company incurred a pre-tax loss of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation.

  (e) Postemployment Benefits.

     Net postemployment benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan) were not material in 1998 and were $11 million in 1999 and $2 million in 2000.

  (f) Other Non-qualified Plans.

     Since 1985, Reliant Energy has had in effect deferred compensation plans which permit eligible participants to elect each year to defer a percentage of that year's salary (prior to December 1993, up to 25% or 40%, depending on age, and beginning in December 1993, up to 100%) and up to 100% of that year's annual bonus. In general, employees who attain the age of 60 during employment and participate in Reliant Energy's deferred compensation plans may elect to have their deferred compensation amounts repaid in (a) fifteen equal annual installments commencing at the later of age 65 or termination of employment or
(b) a lump-sum distribution following termination of employment. Interest generally accrues on deferrals made in 1989 and subsequent years at a rate equal to the average Moody's Long-Term Corporate Bond Index plus 2%, determined annually until termination when the rate is fixed at the greater of the rate in effect at age 64 or at age 65. Fixed rates of 19% to 24% were established for deferrals made in 1985 through 1988. During 1998, 1999 and 2000, the Company recorded interest expense related to its deferred compensation obligation of $32 million, $22 million and $14 million, respectively. The discounted deferred compensation obligation recorded by the Company was $151 million and $159 million as of December 31, 1999 and 2000, respectively.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

  (g) Other Employee Matters.

     As of December 31, 2000, approximately 38% of the Company's employees are subject to collective bargaining arrangements, of which contracts covering 8% of the Company's employees will expire prior to December 31, 2001.

(13) INCOME TAXES

     The components of (loss) income from continuing operations before taxes are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----   ------   ------
                                                                   (IN MILLIONS)
United States...............................................  $(361)  $2,568   $1,137
Foreign.....................................................     --       22       11
                                                              -----   ------   ------
          (Loss) income from continuing operations before
            income taxes....................................  $(361)  $2,590   $1,148
                                                              =====   ======   ======

     The Company's current and deferred components of income tax (benefit) expense were as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               1998      1999     2000
                                                              -------   ------   ------
                                                                    (IN MILLIONS)
Current:
  Federal...................................................   $ 341     $287     $391
  State.....................................................      11        4       25
  Foreign...................................................      --       --        3
                                                               -----     ----     ----
          Total current.....................................     352      291      419
                                                               -----     ----     ----
Deferred:
  Federal...................................................    (448)     591      (47)
  State.....................................................      13       34        1
  Foreign...................................................      --       --        4
                                                               -----     ----     ----
          Total deferred....................................    (435)     625      (42)
                                                               -----     ----     ----
Income tax (benefit) expense................................   $ (83)    $916     $377
                                                               =====     ====     ====

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              -----------------------
                                                              1998     1999     2000
                                                              -----   ------   ------
                                                                   (IN MILLIONS)
(Loss) income from continuing operations before income
  taxes.....................................................  $(361)  $2,590   $1,148
Federal statutory rate......................................     35%      35%      35%
                                                              -----   ------   ------
Income taxes at statutory rate..............................   (126)     907      402
                                                              -----   ------   ------
Net addition (reduction) in taxes resulting from:
  State income taxes, net of valuation allowances and
     federal income tax benefit.............................     16       25       17
  Amortization of investment tax credit.....................    (20)     (21)     (18)
  Excess deferred taxes.....................................     (4)      (5)      (4)
  Difference between book and tax depreciation for which
     deferred taxes have not been normalized................     37       --       --
  UNA tax holiday...........................................     --       (5)     (44)
  Federal and foreign valuation allowance...................     --        1       13
  Goodwill amortization.....................................     18       18       19
  Other, net................................................     (4)      (4)      (8)
                                                              -----   ------   ------
          Total.............................................     43        9      (25)
                                                              -----   ------   ------
Income tax (benefit) expense................................  $ (83)  $  916   $  377
                                                              =====   ======   ======
Effective rate..............................................   22.9%    35.4%    32.8%

     Following were the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Current:
     Unrealized loss on indexed debt securities.............  $  675   $  555
                                                              ------   ------
  Non-current:
     Alternative minimum tax and other credit
      carryforwards.........................................      35       25
     Employee benefits......................................      95      143
     Disallowed plant cost, net.............................      58       56
     Operating loss carryforwards...........................      39       84
     Contingent liabilities associated with discontinuance
      of SFAS No. 71........................................      74       74
     Environmental reserves.................................      10       25
     Allowance for doubtful accounts........................       5       34
     Foreign exchange gains.................................      --       26
     Other..................................................     103       88
     Valuation allowance....................................     (19)     (68)
                                                              ------   ------
          Total non-current deferred tax assets.............     400      487
                                                              ------   ------
          Total deferred tax assets, net....................  $1,075   $1,042
                                                              ------   ------

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax liabilities:
  Current:
     Unrealized gain on AOL Time Warner investment..........  $1,091   $  864
                                                              ------   ------
  Non-current:
     Depreciation...........................................   2,367    2,290
     Regulatory assets, net.................................     380      380
     Deferred state income taxes............................      69       69
     Deferred gas costs.....................................      32      201
     Other..................................................      93       96
                                                              ------   ------
          Total non-current deferred tax liabilities........   2,941    3,036
                                                              ------   ------
          Total deferred tax liabilities....................   4,032    3,900
                                                              ------   ------
          Accumulated deferred income taxes, net............  $2,957   $2,858
                                                              ======   ======

     Tax Attribute Carryforwards. At December 31, 2000, the Company had $20 million, $523 million and $27 million of federal, state and foreign net operating loss carryforwards, respectively. The losses are available to offset future respective federal and state taxable income through the year 2020. The foreign losses available to offset future foreign taxable income will not expire under current foreign jurisdiction tax law.

     At December 31, 2000, the Company had $9 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable over an indefinite period and $1 million of state alternative minimum tax credits that are available to reduce future state income taxes payable through the year 2002.

     The valuation allowance reflects a net increase of $11 million and $49 million in 1999 and 2000, respectively. This net increase resulted from a reassessment of the Company's future ability to use federal, state and foreign tax net operating loss carryforwards, offset by changes in valuation allowances provided for expiring state net operating loss carryforwards.

     UNA Tax Holiday. Under 1998 Dutch tax law relating to the Dutch electricity industry, UNA qualifies for a zero percent tax rate through December 31, 2001. The tax holiday applies only to the Dutch income earned by UNA. Beginning January 1, 2002, UNA will be subject to Dutch corporate income tax at standard statutory rates, which is currently 35%.

     Undistributed Earnings of Foreign Subsidiaries. The undistributed earnings of foreign subsidiaries aggregated $120 million as of December 31, 2000, which, under existing tax law, will not be subject to U.S. income tax until distributed. Provisions for U.S. taxes have not been accrued on these undistributed earnings, as these earnings have been, or are intended to be, permanently reinvested. In the event of a distribution of these earnings in the form of dividends, the Company will be subject to U.S. income taxes net of allowable foreign tax credits.

     Tax Refunds. In February 1998, the Company received a refund from the Internal Revenue Service (IRS) of $141 million in taxes and interest following an audit of the Company's 1983 and 1984 federal income tax returns. The income statement effect of this refund was recorded in 1997 earnings.

     In 2000, the Company received refunds from the IRS totaling $126 million in taxes and interest following audits of tax returns and refund claims for Reliant Energy's 1985, 1986 and 1990 through 1995 tax years, and RERC Corp.'s 1979 through 1993 tax years. The pre-tax income statement effect of $40 million ($26 million after-tax) was recorded in 2000 in other income in the Company's Consolidated Statement of Operations. Of

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES the refunds, $26 million was recorded as a reduction in goodwill. Reliant Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. All of RERC Corp.'s consolidated federal income tax returns have been audited and settled.

(14) COMMITMENTS AND CONTINGENCIES

  (a) Capital and Environmental Commitments.

     The Company has various commitments for capital and environmental expenditures. The Wholesale Energy segment has entered into commitments associated with various non-rate regulated electric generating projects, including commitments for the purchase of combustion turbines aggregating $436 million. In addition, the Wholesale Energy segment has options to purchase additional generating equipment for a total estimated cost of $544 million for future generating projects.

     The Company anticipates investing up to $711 million in capital and other special project expenditures between 2001 and 2005 for environmental compliance. The Company anticipates expenditures to be as follows (in millions):

2001........................................................  $217
2002........................................................   259
2003........................................................    80
2004........................................................    76
2005........................................................    79
                                                              ----
          Total.............................................  $711
                                                              ====

  (b) Fuel and Purchased Power.

     Reliant Energy HL&P is a party to several long-term coal, lignite and natural gas contracts, which have various quantity requirements and durations. Minimum payment obligations for coal and transportation agreements that extend through 2011 are approximately $280 million in 2001, $281 million in 2002 and $274 million in 2003. Purchase commitments related to lignite mining and lease agreements, natural gas purchases and storage contracts, and purchased power are not material to the operations of the Company. Currently, Reliant Energy HL&P is allowed recovery of these costs through base rates for electric service. As of December 31, 2000, some of these contracts are above market. The Company anticipates that stranded costs associated with these obligations will be recoverable through the stranded costs recovery mechanisms contained in the Legislation. For information regarding the Legislation, see Note 4(a).

     REMA is a party to several long-term fuel supply contracts which have various quantity requirements and durations. Minimum payment obligations under these agreements that extend through 2004 are as follows as of December 31, 2000 (in millions):

2001........................................................  $ 85
2002........................................................    66
2003........................................................    29
2004........................................................    14
                                                              ----
          Total.............................................  $194
                                                              ====

     The Company's other long-term fuel supply commitments which have various quantity requirements and durations are not considered material either individually or in the aggregate to the Company's results of operations or cash flows.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

  (c) Lease Commitments.

     In August 2000, the Company entered into separate sale/leaseback transactions with each of three owner-lessors for the Company's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, acquired in the REMA acquisition. As lessee, the Company leases an interest in each facility from each owner-lessor under a facility lease agreement. The equity interests in all the subsidiaries of REMA are pledged as collateral for REMA's lease obligations. In addition, the subsidiaries have guaranteed the lease obligations. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. The covenant restricting dividends would be suspended if the direct or indirect parent of REMA, meeting specified criteria, guarantees the lease obligations. The Company will make lease payments through 2029. The lease terms expire in 2034.

     The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 2000, which primarily relate to the REMA leases mentioned above. Other non-cancelable long-term operating leases principally consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment.

                                                                REMA
                                                             SALE-LEASE
                                                             OBLIGATION   OTHER   TOTAL
                                                             ----------   -----   ------
                                                                    (IN MILLIONS)
2001.......................................................    $  259     $ 16    $  275
2002.......................................................       137       10       147
2003.......................................................        77        8        85
2004.......................................................        84        6        90
2005.......................................................        75        6        81
2006 and beyond............................................     1,188       36     1,224
                                                               ------     ----    ------
          Total............................................    $1,820     $ 82    $1,902
                                                               ======     ====    ======

     Total lease expense for all operating leases was $10 million, $13 million and $46 million during 1998, 1999 and 2000, respectively.

  (d) Cross Border Leases.

     During the period from 1994 through 1997, under cross border lease transactions, UNA leased several of its power plants and related equipment and turbines to non-Netherlands based investors (the head leases) and concurrently leased the facilities back under sublease arrangements with remaining terms as of December 31, 2000, of 1 to 24 years. UNA utilized proceeds from the head lease transactions to prepay its sublease obligations and to provide a source for payment of end of term purchase options and other financial undertakings. The initial sublease obligations totaled $2.4 billion of which $1.7 billion remained outstanding as of December 31, 2000. These transactions involve UNA providing to a foreign investor an ownership right in (but not necessarily title to) an asset, with a leaseback of that asset. The net proceeds to UNA of the transactions were recorded as a deferred gain and are currently being amortized to income over the lease terms. At December 31, 1999 and 2000, the unamortized deferred gain on these transactions totaled $87 million and $77 million, respectively. The power plants, related equipment and turbines remain on the financial statements of UNA and continue to be depreciated.

     UNA is required to maintain minimum insurance coverages, perform minimum annual maintenance and, in specified situations, post letters of credit. UNA's shareholder is subject to some restrictions with respect to the liquidation of UNA's shares. In the case of early termination of these contracts, UNA would be contingently liable for some payments to the sublessors, which at December 31, 2000, are estimated to be

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

$274 million. Starting in March 2000, UNA was required by some of the lease agreements to obtain standby letters of credit in favor of the sublessors in the event of early termination. The amount of the required letters of credit was $274 million as of December 31, 2000. Commitments for these letters of credit have been obtained as of December 31, 2000.

  (e) Naming Rights to Houston Sports Complex.

     In October 2000, the Company acquired the naming rights for the new football stadium for the Houston Texans, the National Football League's newest franchise. In addition, the naming rights cover the entertainment and convention facilities included in the stadium complex. The agreement extends for 32 years. In addition to naming rights, the agreement provides the Company with significant sponsorship rights. The aggregate cost of the naming rights will be approximately $300 million. During the fourth quarter of 2000, the Company incurred an obligation to pay $12 million in order to secure the long-term commitment and for the initial advertising of which $10 million was expensed in the Company's Statement of Consolidated Operations in 2000. Starting in 2002, when the new stadium is operational, the Company will pay $10 million each year through 2032 for annual advertising under this agreement.

  (f) Transportation Agreement.

     A subsidiary of RERC Corp. had an agreement (ANR Agreement) with ANR Pipeline Company (ANR) that contemplated that this subsidiary would transfer to ANR an interest in some of RERC Corp.'s pipeline and related assets. As of December 31, 1999 and 2000, the Company had recorded $41 million in other long-term liabilities in the Company's Consolidated Balance Sheets to reflect the Company's obligation to ANR for the use of 130 Mmcf/day of capacity in some of the Company's transportation facilities. The level of transportation will decline to 100 Mmcf/day in the year 2003 with a refund of $5 million to ANR. The ANR Agreement will terminate in 2005 with a refund of $36 million.

  (g) Legal, Environmental and Other Regulatory Matters.

  LEGAL MATTERS.

     Reliant Energy HL&P Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy HL&P's service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. Plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. Because the franchise ordinances at issue affecting Reliant Energy HL&P expressly impose fees only on its own receipts and only from sales of electricity for consumption within a city, the Company regards all of plaintiffs' allegations as spurious and is vigorously contesting the case. The plaintiffs' pleadings asserted that their damages exceeded $250 million. The 269th Judicial District Court for Harris County granted partial summary judgment in favor of Reliant Energy dismissing all claims for franchise fees based on sales tax collections. Other motions for partial summary judgment were denied. A six-week jury trial of the original claimant cities (but not the class of cities) ended on April 4, 2000 (three cities case). Although the jury found for Reliant Energy on many issues, they found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began.

     The trial court in the three cities case granted most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings reduced the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court granted Reliant Energy's motion to decertify the class

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES and vacated its prior orders certifying a class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

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

     The three cities case has been appealed. The Company believes that the $1.7 million damage award resulted from serious errors of law and that it will be set aside by the Texas appellate courts. In addition, the Company believes that because of an agreement between the parties limiting fees to a percentage of the damages, reversal of the award of $13.7 million in attorneys' fees in the three cities case is probable.

     California Wholesale Market. Reliant Energy and Reliant Energy Services, Inc. have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. RERC Corp. has also been named as a defendant on one of the lawsuits. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(b)), Reliant Resources will agree to indemnify RERC Corp. for any damages arising under this lawsuit, and will agree to indemnify Reliant Energy for damages arising under any of these lawsuits, and may elect to defend these lawsuits at Reliant Resources' own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity during all or portions of 2000, costs of suit and attorneys' fees. In one of the cases the plaintiffs allege aggregate damages of over $4 billion. Defendants have filed petitions to remove the cases to federal court. Furthermore, defendants have filed a motion with the Panel on Multidistrict Litigation seeking transfer and consolidation of all the cases. These lawsuits have only recently been filed. Therefore, the ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, the Company does not believe, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  ENVIRONMENTAL MATTERS.

     Manufactured Gas Plant Sites. RERC Corp. and its subsidiaries (RERC) and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota, formerly known as Minneapolis Gas Works (MGW) until 1960. RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites it neither owned nor operated.

     At December 31, 1999 and 2000, RERC had accrued $19 million and $17 million, respectively, for remediation of the Minnesota sites. At December 31, 2000, the estimated range of possible remediation costs was $8 million to $36 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     Other Minnesota Matters. At December 31, 1999 and 2000, RERC had recorded accruals of $1 million and $2 million, respectively (with a maximum estimated exposure of approximately $13 million and $17 million at December 31, 1999 and 2000, respectively), for other environmental matters in Minnesota for which remediation may be required.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. The Company has received notices from the United States Environmental Protection Agency and others regarding its status as a potentially responsible party (PRP) for other sites. Based on current information, the Company has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by the Company at some sites in the past, and the Company has conducted remediation at sites found to be contaminated. Although the Company is not aware of additional specific sites, it is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by the Company and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company believes that the costs of any remediation of these sites will not be material to the Company's financial position, results of operations or cash flows.

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 3(a)), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of December 31, 2000, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of December 31, 2000. The Company expects approximately $13 million will be paid over the next five years.

     UNA Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of UNA (see Note 3(b)), UNA had a $25 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with UNA's properties. UNA began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of December 31, 2000, the estimated undiscounted liability for this asbestos abatement and soil remediation was $24 million.

     Other. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims which it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     OTHER MATTERS. The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

  (h) California Wholesale Market Uncertainty.

     During the summer and fall of 2000, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels. This caused two of California's public utilities, which are the Company's customers based on its deliveries to the Cal PX and the Cal ISO, to amass billions of dollars of uncollected wholesale power costs and to ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO.

     As of December 31, 2000, the Company was owed $101 million by the Cal PX and $181 million by the Cal ISO. In the fourth quarter of 2000, the Company recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. From January 1, 2001 through February 28, 2001, the Company has collected $105 million of these receivable balances. As of March 1, 2001, the Company was owed a total of $358 million by the Cal ISO, the Cal PX, the California Department of Water Resources (CDWR) and California Energy Resource Scheduling, for energy sales in the California wholesale market from the fourth quarter of 2000 through February 28, 2001. Management will continue to assess the collectibility of these receivables based on further developments affecting the California electricity market and the market participants described herein. Additional provisions to the allowance may be warranted in the future.

     In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MWh "breakpoint" on sales to the Cal ISO and through the Cal PX. The order does not prohibit sales above the "breakpoint," but the seller is subject to weekly reporting and monitoring requirements. For each reported transaction, potential refund liability extends for a period of 60 days following the date any such transaction is reported to the FERC. On March 9, 2001, the FERC issued a further order establishing a proxy market clearing price of $273/MWh for January 2001, and on March 16, 2001 the FERC issued a further order adjusting the proxy market clearing price to $430/MWh for February 2001. New market monitoring and mitigation measures to replace the $150/MWh breakpoint and reporting obligation are being developed by the FERC to take effect on May 1, 2001.

     In the FERC's March 9 and March 16 orders, the FERC outlined criteria for determining amounts subject to possible refund based on the proxy market clearing price for January and February 2001 and indicated that approximately $12 million of the $125 million charged by the Company in January 2001 in

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

California to the Cal ISO and the Cal PX and approximately $7 million of the $47 million charged by the Company in February 2001 in California to the Cal ISO and the Cal PX were subject to possible refunds. In the March 9 and March 16 orders, the FERC set forth procedures for challenging possible refund obligations. Because the Company believes that there is cost or other justification for prices charged above the proxy market clearing prices established in the March 9 and March 16 orders, the Company intends to pursue such a challenge with respect to the Company's potential refund amounts identified in such orders. Any refunds the Company may ultimately be obligated to pay are to be credited against unpaid amounts owed to the Company for its sales in the Cal PX or to the Cal ISO. The December 15 order established that a refund condition would be in place for the period beginning October 2, 2000 through December 31, 2002. The December 15 order also eliminated the requirement that California's public utilities sell all of their generation into and purchase all of their power from the Cal PX and directed that the Cal PX wholesale tariffs be terminated effective April 2001. The Cal PX has since suspended its day-ahead and day-of markets and filed for bankruptcy protection on March 9, 2001. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC.

     In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California Public Utilities Commission, the California Electricity Oversight Board, the California Bureau of State Audits and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. None of these investigations have been completed and no findings have been made in connection with any of them.

     Despite the market restructuring ordered under the December 15 order, the California public utilities have continued to accrue unrecovered wholesale costs. As a result, the credit ratings of two of these public utilities were severely downgraded to below investment grade in January 2001. As their credit lines became unavailable, the two utilities defaulted on payments due to the Cal PX and the Cal ISO, which operate financially as pass-through entities, coordinating payments from buyers and sellers of electricity. As a result, the Cal PX and Cal ISO were not able to pay final invoices to market participants totaling over $1 billion.

     The default of two of California's public utilities on amounts owed the Cal PX and the Cal ISO for purchased power has further exacerbated the current crisis in the California wholesale markets and resulted in substantial uncollected receivables owed to the Company by the Cal ISO and the Cal PX. The Cal PX's efforts to recover the available collateral of the utilities, in the form of block forward contracts, have been frustrated by the emergency acts of California's Governor, who seized control of the contracts upon the expiration of temporary restraining orders prohibiting such action. Although obligated to pay reasonable value for the contracts, the state of California has not yet made any payment for the contracts. Various actions have been filed challenging the Governor's ability to seize these contracts.

     Upon the default of the two utilities of amounts due to the Cal PX, the Cal PX issued "charge-backs" allocating the utilities' defaults to the other market participants. Proceedings were brought both in federal court and at the FERC seeking a suspension of the charge-backs and challenging the reasonableness of the Cal PX's actions. The Cal PX has since agreed to a preliminary injunction suspending any of its charge-back activities in order to allow the FERC to address the charge-back issues. Amounts owed to the Company were debited in invoices by the Cal PX for charge-backs in the amount of $29 million and, on February 14, 2001, the Company filed its own lawsuit against the Cal PX in the United States District Court for the Central District of California, seeking a recovery of those amounts and a stay of any further charge-backs by the Cal PX. The filing of bankruptcy by the Cal PX will automatically stay for some period the various court and administrative cases against the Cal PX.

     The two defaulting utilities have both filed lawsuits challenging the refusal of state regulators to allow wholesale power costs to be passed through to retail customers under the "filed rate doctrine". The filed rate

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES doctrine provides that wholesale power costs approved by the FERC are entitled to be recovered through rates. Additionally, to address the failing financial condition of the two defaulting utilities and the utilities' potential bankruptcy, the California Legislature passed emergency legislation, effective January 18, 2001 and February 2, 2001, appropriating funds to be used by the CDWR for the purchase of wholesale electricity on behalf of the utilities and authorizing the sale of bonds to fund future purchases under long-term power contracts with wholesale generators. The CDWR began the process of soliciting bids from generators for long-term contracts and continued the purchasing of short-term power contracts. No bonds have yet been issued by the CDWR to support long-term power purchases or to provide credit support for short-term purchases.

     As noted above two of California's public utilities have defaulted in their payment obligations to the Cal PX and the Cal ISO as a result of the refusal of state regulators to allow them to recover their wholesale power costs. This refusal by state regulators has also caused the utilities to default on numerous other financial obligations, which could result in either the voluntary or involuntary bankruptcy of the utilities. While a bankruptcy filing would result in further post-petition purchases of wholesale electricity being considered administrative expenses of the debtor, a substantial delay could be experienced in the payment of pre-petition receivables pending the confirmation of a reorganization plan. The California Legislature is currently considering legislation under which a state entity would be formed to purchase and operate a substantial share of the transmission lines in California in an effort to provide cash to the utilities and thereby avoid potential bankruptcy filings by the utilities. A number of the creditors for the two California public utilities have indicated, however, that unless California moves quickly with such a plan, an involuntary bankruptcy filing may be made by one or more of such creditors.

     Because California's power reserves remain at low levels, in part as a result of the lack of creditworthy buyers of power given the defaults of the California utilities, the Cal ISO has relied on emergency dispatch orders requiring generators to provide at the Cal ISO's direction all power not already under contract. The power supplied to the Cal ISO has been used to meet the needs of the customers of the utilities, even though two of those utilities do not have the credit required to receive such power and may be unable to pay for it. The Company has contested the obligation to provide power under these circumstances. The Cal ISO sought a temporary restraining order compelling the Company to continue to comply with the emergency dispatch orders despite the utilities' defaults. Although the payment issue is still disputed, on February 21, 2001, the Company and the CDWR entered into a contract expiring March 23, 2001 for the purchase of all of the Company's available capacity not already under contract and the litigation has been temporarily stayed. The CDWR is current in its payments under this contract, but the Company is still owed $108 million for power provided in compliance with the emergency dispatch orders for the six weeks prior to the agreement. Depending on the outcome of the court proceedings initiated by the Cal ISO seeking to enjoin us from ceasing power deliveries to the Cal ISO, the Company may be forced to continue selling power without the guarantee of payment.

     Additionally, the Company is seeking a prompt FERC determination that the Cal ISO is not complying with the credit provisions of its tariff and a related order of the FERC issued on February 14, 2001, requiring the Cal ISO not to make purchases in the real time market unless a creditworthy purchaser is responsible for such purchases.

  (i) Indemnification of Stranded Costs.

     The stranded costs in the Dutch electricity market are considered to be the liabilities, uneconomical contractual commitments, and other costs associated with obligations entered into by the coordinating body for the Dutch electricity generating sector, N.V. Samenwerkende elecktriciteits-produktiebedrijven (SEP), plus some district heating contracts with some municipalities in Holland. As of December 29, 2000, SEP changed its name to BV Nederlands Elektriciteit Administratiekantoor.

     SEP was incorporated as the coordinating body for four of the large-scale Dutch electricity generation companies, including UNA, which currently has an equity interest in SEP of 25%. Among other things, SEP

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES prior to 2001 owned and managed the dispatch for the national transmission grid, coordinated the fuel supply, managed the import and the export of electricity, and settled production costs for the electricity generation companies.

     Under the Cooperation Agreement (OvS Agreement), UNA and the other Dutch generators agreed to sell their generating output through SEP. Over the years, SEP incurred stranded costs as a result of a perceived need to cover anticipated shortages in energy production supply. SEP stranded costs consist primarily of investments in alternative energy sources and fuel and power purchase contracts currently estimated to be uneconomical.

     In December 2000, the Dutch parliament adopted legislation, The Electricity Production Sector Transitional Arrangements Act (Transition Act), allocating to the Dutch generation sector, including UNA, financial responsibility for various stranded costs contracts and other liabilities of SEP. The Transition Act also authorizes the government to purchase from SEP at least a majority of the shares in the Dutch national transmission grid company. The legislation became effective in all material respects on January 1, 2001.

     The Transition Act allocates financial responsibility to the individual Dutch generators based on their average share in the costs and revenues under the OvS Agreement during the past ten years. UNA's allocated share of these costs has been set at 22.5%. In particular, the Transition Act allocates to the four Dutch generation companies, including UNA, financial responsibility for SEP's obligations to purchase electricity and gas under an import gas supply contract and three electricity import contracts. The gas import contract expires in 2015 and provides for gas imports aggregating 2.283 billion cubic meters per year. The three electricity contracts have the following capacities and terms:
(a) 300 MW through 2005, (b) 600 MW through 2005 and (c) 600 MW through 2002 and 750 MW through 2009. The generators have the option of assuming their pro rata interests in the contracts or, subject to the assignment terms of the contracts, selling their interests to third parties.

     The Transition Act provides that, subject to the approval of the European Commission, the Dutch government will make financial compensations to the Dutch generation sector for the out of market costs associated with two stranded cost items: an experimental coal facility and district heating contracts.

     The four Dutch generation companies and SEP are in discussions with the Dutch Ministry of Economic Affairs regarding the implementation of the Transition Act. The parties have reached an agreement in principle with the Dutch Ministry of Economic Affairs regarding the compensation to be paid to SEP for the national transmission grid company. The proposed compensation amount is NLG 2.55 billion (approximately $1.1 billion based on an exchange rate of 2.34 NLG per U.S. dollar as of December 31, 2000). Although the Transition Act clarifies many issues regarding the anticipated resolution of the stranded costs debate in the Netherlands, there remain considerable uncertainties regarding the exact manner in which the Transition Act will be implemented and the potential for third parties to challenge the Transition Act on legal and constitutional grounds.

     In connection with the acquisition of UNA, the selling shareholders of UNA agreed to indemnify UNA for some stranded costs in an amount not to exceed NLG
1.4 billion (approximately $599 million based on an exchange rate of 2.34 NLG per U.S. dollar as of December 31, 2000), which may be increased in some circumstances at the option of the Company up to NLG 1.9 billion (approximately $812 million). Of the total consideration paid by the Company for the shares of UNA, NLG 900 million (approximately $385 million) has been placed by the selling shareholders in an escrow account under the direction of the Dutch Ministry of Economic Affairs to secure the indemnity obligations. Although the Company's management believes that the indemnity provision will be sufficient to fully satisfy UNA's ultimate share of any stranded costs obligation, this judgment is based on numerous assumptions regarding the ultimate outcome and timing of the resolution of the stranded cost issue, the former shareholders' timely performance of their obligations under the indemnity arrangement, and the amount of stranded costs which at present is not determinable.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

  (j) Operations Agreement with City of San Antonio.

     As part of the 1996 settlement of certain litigation claims asserted by the City of San Antonio with respect to the South Texas Project, the Company entered into a 10-year joint operations agreement under which the Company and the City of San Antonio, acting through the City Public Service Board of San Antonio
(CPS), share savings resulting from the joint dispatching of their respective generating assets in order to take advantage of each system's lower cost resources. In January 2000, the contract term was extended for three years and is expected to terminate in 2009. Under the terms of the joint operations agreement entered into between CPS and Electric Operations, the Company has guaranteed CPS minimum annual savings of $10 million up to a total cumulative savings of $150 million over the term of the agreement. It is anticipated that the cumulative obligation will be met in the first quarter of 2001. In 1998, 1999 and 2000, savings generated for CPS' account were $14 million, $14 million and $60 million, respectively. Through December 31, 2000, cumulative savings generated for CPS' account were $124 million.

  (k) Nuclear Insurance.

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

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of December 31, 2000. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

  (l) Nuclear Decommissioning.

     The Company contributes $14.8 million per year to a trust established to fund its share of the decommissioning costs for the South Texas Project. For a discussion of the accounting treatment for the securities held in the Company's nuclear decommissioning trust, see Note 2(l). In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. While the current and projected funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Legislation, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a non-bypassable charge to transmission and distribution customers. For information regarding the effect of the Business Separation Plan on funding of the nuclear decommissioning trust fund, see Note 4(b).

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(15) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                        DECEMBER 31,
                                                            -------------------------------------
                                                                  1999                2000
                                                            -----------------   -----------------
                                                            CARRYING    FAIR    CARRYING    FAIR
                                                             AMOUNT    VALUE     AMOUNT    VALUE
                                                            --------   ------   --------   ------
                                                                        (IN MILLIONS)
Financial assets:
  Energy derivatives -- non-trading.......................   $   --    $    3    $   --    $  520
  Foreign currency swaps..................................        6         6        --        --
Financial liabilities:
  Long-term debt (excluding capital leases)...............    9,210     9,092     6,607     6,512
  Trust preferred securities..............................      705       599       705       665
  Energy derivatives -- non-trading.......................       --         1        --        69
  Foreign currency swaps..................................       --        --        62        68

     The fair values of cash and cash equivalents, investments in debt and equity securities classified as "available-for-sale" and "trading" in accordance with SFAS No. 115, and short-term borrowings are estimated to be equivalent to carrying amounts and have been excluded from the above table. The fair value of financial instruments included in the trading operations are marked-to-market at December 31, 1999 and 2000 (see Note 5). Therefore, they are stated at fair value and are excluded from the above table. The remaining fair values have been determined using quoted market prices for the same or similar securities when available or other estimation techniques.

(16) EARNINGS PER SHARE

     The following table reconciles numerators and denominators of the Company's basic and diluted earnings per share (EPS) calculations:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                          1998              1999              2000
                                                     ---------------   ---------------   ---------------
                                                      (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Basic EPS calculation:
  (Loss) income from continuing operations before
     extraordinary item............................   $       (278)            1,674               771
  Discontinued operations..........................            137                (9)             (331)
  Extraordinary (loss) gain........................             --              (183)                7
                                                      ------------      ------------      ------------
  Net (loss) income................................   $       (141)     $      1,482      $        447
                                                      ============      ============      ============
  Weighted average shares outstanding..............    284,095,000       285,040,000       284,652,000
Basic EPS:
  (Loss) income from continuing operations before
     extraordinary item............................   $      (0.98)     $       5.87      $       2.71
  Discontinued operations..........................           0.48             (0.03)            (1.17)
  Extraordinary (loss) gain........................             --             (0.64)             0.03
                                                      ------------      ------------      ------------
  Net (loss) income................................   $      (0.50)     $       5.20      $       1.57
                                                      ============      ============      ============

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                     ---------------------------------------------------
                                                          1998              1999              2000
                                                     ---------------   ---------------   ---------------
                                                      (IN MILLIONS, EXCEPT PER SHARE AND SHARE AMOUNTS)
Diluted EPS calculation:
  Net (loss) income................................   $       (141)     $      1,482      $        447
  Plus: Income impact of assumed conversions
  Interest on 6 1/4% convertible trust preferred
     securities....................................             --                --                --
                                                      ------------      ------------      ------------
  Total earnings effect assuming dilution..........   $       (141)     $      1,482      $        447
                                                      ============      ============      ============
Weighted average shares outstanding................    284,095,000       285,040,000       284,652,000
  Plus: Incremental shares from assumed conversions
     (1)
     Stock options.................................             --           260,000         1,652,000
     Restricted stock..............................             --           698,000           955,000
     6 1/4% convertible trust preferred
       securities..................................             --            23,000            14,000
                                                      ------------      ------------      ------------
  Weighted average shares assuming dilution........    284,095,000       286,021,000       287,273,000
                                                      ============      ============      ============
Diluted EPS:
  (Loss) income from continuing operations before
     extraordinary item............................   $      (0.98)     $       5.85      $       2.68
  Discontinued operations..........................           0.48             (0.03)            (1.15)
  Extraordinary (loss) gain........................             --             (0.64)             0.03
                                                      ------------      ------------      ------------
  Net (loss) income................................   $      (0.50)     $       5.18      $       1.56
                                                      ============      ============      ============

---------------

(1) No assumed conversions were included in the computation of diluted earnings per share for 1998 because additional shares outstanding would result in an anti-dilutive per share amount. The computation of diluted EPS for 1998 excludes 492,000 shares of restricted stock and purchase options for 434,000 shares of common stock, which would be anti-dilutive if exercised.

     Options to purchase 433,915 and 442,385 shares were outstanding for the years ended December 31, 1999 and 2000, respectively, but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares for the respective years.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(17) UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data is as follows:

                                                                   YEAR ENDED DECEMBER 31, 1999
                                                             -----------------------------------------
                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................................   $2,695     $3,614     $4,913     $4,001
Operating income...........................................      266        275        479        238
(Loss) income from continuing operations before
  extraordinary item.......................................     (137)        62      1,676         73
(Loss) income from discontinued operations, net of tax.....      (73)        13         14         37
Extraordinary item, net of tax.............................       --         --         --       (183)
Net (loss) income attributable to common stockholders......     (210)        75      1,690        (73)
Basic (loss) earnings per share: (1)
  (Loss) income from continuing operations before
     extraordinary item....................................    (0.48)      0.21       5.87       0.26
  (Loss) income from discontinued operations, net of tax...    (0.26)      0.05       0.05       0.13
  Extraordinary item, net of tax...........................       --         --         --      (0.65)
  Net (loss) income attributable to common stockholders....    (0.74)      0.26       5.92      (0.26)
Diluted (loss) earnings per share: (1)
  (Loss) income from continuing operations before
     extraordinary item....................................    (0.48)      0.21       5.85       0.26
  (Loss) income from discontinued operations, net of tax...    (0.26)      0.05       0.05       0.13
  Extraordinary item, net of tax...........................       --         --         --      (0.65)
  Net (loss) income attributable to common stockholders....    (0.74)      0.26       5.90      (0.26)

                                                                   YEAR ENDED DECEMBER 31, 2000
                                                             -----------------------------------------
                                                              FIRST      SECOND     THIRD      FOURTH
                                                             QUARTER    QUARTER    QUARTER    QUARTER
                                                             --------   --------   --------   --------
                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues...................................................   $4,213     $5,755     $9,502     $9,869
Operating income...........................................      342        513        776        248
Income from continuing operations before extraordinary
  item.....................................................      134        236        395          6
Loss from discontinued operations, net of tax..............       (1)       (19)        (6)      (146)
Loss on disposal of discontinued operations, net of tax....       --         --         --       (159)
Extraordinary item, net of tax.............................       --          7         --         --
Net income (loss) attributable to common stockholders......      133        224        389       (299)
Basic earnings (loss) per share: (1)
  Income from continuing operations before extraordinary
     item..................................................     0.47       0.83       1.38       0.02
  Loss from discontinued operations, net of tax............       --      (0.07)     (0.02)     (0.51)
  Loss on disposal of discontinued operations, net of
     tax...................................................       --         --         --      (0.55)
  Extraordinary item, net of tax...........................       --       0.03         --         --
  Net income (loss) attributable to common stockholders....     0.47       0.79       1.36      (1.04)
Diluted earnings (loss) per share: (1)
  Income from continuing operations before extraordinary
     item..................................................     0.47       0.82       1.36       0.02
  Loss from discontinued operations, net of tax............       --      (0.07)     (0.02)     (0.51)
  Loss on disposal of discontinued operations, net of
     tax...................................................       --         --         --      (0.55)
  Extraordinary item, net of tax...........................       --       0.03         --         --
  Net income (loss) attributable to common stockholders....     0.47       0.78       1.34      (1.04)

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

---------------

(1) Quarterly earnings per common share are based on the weighted average number of shares outstanding during the quarter, and the sum of the quarters may not equal annual earnings per common share.

     The quarterly operating results incorporate the results of operations of REMA and UNA from their respective acquisition dates as discussed in Note 3. The variances in revenues from quarter to quarter were primarily due to these acquisitions, the seasonal fluctuations in demand for energy and energy services and changes in energy commodity prices. Changes in operating (loss) income and net (loss) income from quarter to quarter were primarily due to these acquisitions, the seasonal fluctuations in demand for energy and energy services, changes in energy commodity prices and the timing of maintenance expenses on electric generation plants.

(18) REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Financial information for REMA and UNA are included in the segment disclosures only for periods beginning on their respective acquisition dates. The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that some executive benefit costs have not been allocated to segments. The Company evaluates performance based on operating income excluding some corporate costs not allocated to the segments. The Company accounts for intersegment sales as if the sales were to third parties, that is, at current market prices. In the fourth quarter of 2000, the Company transferred its non-rate regulated retail gas marketing operations from Other Operations to Natural Gas Distribution and its natural gas gathering business from Wholesale Energy to Pipelines and Gathering. Reportable segments from previous years have been restated to conform to the 2000 presentation.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     The Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy and Other Operations. For a description of the financial reporting segments, see Note 1. Financial data for business segments, products and services and geographic areas are as follows:

                                          NATURAL      PIPELINES
                            ELECTRIC        GAS           AND      WHOLESALE   EUROPEAN     OTHER      DISCONTINUED
                           OPERATIONS   DISTRIBUTION   GATHERING    ENERGY      ENERGY    OPERATIONS    OPERATIONS
                           ----------   ------------   ---------   ---------   --------   ----------   ------------
                                                                (IN MILLIONS)
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31,
  1998:
Revenues from external
  customers..............   $ 4,350        $2,363       $  168      $4,248      $   --      $  101        $   --
Intersegment revenues....        --            63          178         168          --           1            --
Depreciation and
  amortization...........       663           131           48          14          --          10            --
Operating income
  (loss).................     1,002           167          146          42          --         (77)           --
Total assets.............    10,025         3,061        2,217       1,458          --       1,523         1,041
Equity investments in
  unconsolidated
  subsidiaries...........        --            --           --          42          --          --            --
Expenditures for
  long-lived assets......       433           162           76         347          --          28            --
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31,
  1999:
Revenues from external
  customers..............     4,483         2,742          163       7,648         153          34            --
Intersegment revenues....        --            46          168         264          --           1            --
Depreciation and
  amortization...........       667           137           53          21          21           6            --
Operating income
  (loss).................       981           158          131          27          32         (71)           --
Total assets.............     9,941         3,700        2,486       2,821       3,247       4,308         1,078
Equity investments in
  unconsolidated
  subsidiaries...........        --            --           --          78          --          --            --
Expenditures for
  long-lived assets......       573           206           79         481         834          89            --
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31,
  2000:
Revenues from external
  customers..............     5,494         4,379          177      18,655         579          55            --
Intersegment revenues....        --            33          207         579          --          --            --
Depreciation and
  amortization...........       507           145           56         109          75          14            --
Operating income
  (loss).................     1,230           113          137         482          89        (172)           --
Total assets.............    10,691         4,462        2,357      11,312       2,473       1,648           195
Equity investments in
  unconsolidated
  subsidiaries...........        --            --           --         109          --          --            --
Expenditures for
  long-lived assets......       643           195           61       1,966         995          91            --


                           RECONCILING
                           ELIMINATIONS   CONSOLIDATED
                           ------------   ------------
                                  (IN MILLIONS)
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31,
  1998:
Revenues from external
  customers..............    $    --        $11,230
Intersegment revenues....       (410)            --
Depreciation and
  amortization...........         --            866
Operating income
  (loss).................         --          1,280
Total assets.............       (358)        18,967
Equity investments in
  unconsolidated
  subsidiaries...........         --             42
Expenditures for
  long-lived assets......         --          1,046
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31,
  1999:
Revenues from external
  customers..............         --         15,223
Intersegment revenues....       (479)            --
Depreciation and
  amortization...........         --            905
Operating income
  (loss).................         --          1,258
Total assets.............     (1,125)        26,456
Equity investments in
  unconsolidated
  subsidiaries...........         --             78
Expenditures for
  long-lived assets......         --          2,262
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31,
  2000:
Revenues from external
  customers..............         --         29,339
Intersegment revenues....       (819)            --
Depreciation and
  amortization...........         --            906
Operating income
  (loss).................         --          1,879
Total assets.............     (1,061)        32,077
Equity investments in
  unconsolidated
  subsidiaries...........         --            109
Expenditures for
  long-lived assets......         --          3,951

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1998      1999      2000
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO NET INCOME (LOSS)
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Operating income............................................  $ 1,280   $ 1,258   $ 1,879
(Loss) income of equity investments.........................       (1)       (1)       43
Other income................................................       68        60        83
Gain (loss) on AOL Time Warner investment...................       --     2,452      (205)
(Loss) gain on indexed debt securities......................   (1,176)     (629)      102
Interest expense and other charges..........................     (532)     (550)     (754)
Income tax benefit (expense)................................       83      (916)     (377)
Income (loss) from discontinued operations..................      137        (9)     (172)
Loss on disposal of discontinued operations.................       --        --      (159)
Extraordinary (loss) gain, net of tax.......................       --      (183)        7
                                                              -------   -------   -------
          Net (loss) income attributable to common
            stockholders....................................  $  (141)  $ 1,482   $   447
                                                              =======   =======   =======
REVENUES BY PRODUCTS AND SERVICES:
Retail power sales..........................................  $ 4,350   $ 4,483   $ 5,494
Retail gas sales............................................    2,372     2,669     4,291
Wholesale energy and energy related sales...................    4,248     7,808    19,290
Gas transport...............................................      168       158       122
Energy products and services................................       92       105       142
                                                              -------   -------   -------
          Total.............................................  $11,230   $15,223   $29,339
                                                              =======   =======   =======
REVENUES AND LONG-LIVED ASSETS BY >GEOGRAPHIC AREAS:
Revenues:
  US........................................................  $11,230   $14,954   $27,710
  Netherlands...............................................       --       153       579
  Other.....................................................       --       116     1,050
                                                              -------   -------   -------
          Total.............................................  $11,230   $15,223   $29,339
                                                              =======   =======   =======
Long-lived assets:
  US........................................................  $16,287   $16,862   $19,734
  Netherlands...............................................       --     3,058     2,335
                                                              -------   -------   -------
          Total.............................................  $16,287   $19,920   $22,069
                                                              =======   =======   =======

(19) DISCONTINUED OPERATIONS

     Effective December 1, 2000 (the Measurement Date), the Company's Board of Directors approved a plan to dispose of its Latin America business segment, through sales of its Latin American assets. Accordingly, the Company is reporting the results of its Latin America business segment as discontinued operations for all periods presented in the Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30.

     In the fourth quarter of 2000, prior to the Measurement Date, the Latin America business segment sold its investments in El Salvador and a portion of its investments in Colombia for an aggregate $303 million in after-tax proceeds. The Company recorded a $127 million after-tax loss in connection with the sale of these investments which is included in the after-tax loss from discontinued operations of $172 million (net of an income tax benefit of $46 million) in 2000.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Subsequent to the Measurement Date, the Latin America business segment sold its investments in Brazil and its remaining investments in Colombia for an aggregate $487 million in after-tax proceeds. The Company recorded a $114 million after-tax loss in connection with the sale of these investments which is included in the after-tax loss on disposal of discontinued operations of $159 million (net of income taxes of $13 million) in 2000. The total provision for the disposal of discontinued operations includes a $5 million reserve for anticipated operating losses through the completion of the sales, which includes $4 million in operating losses from Measurement Date through December 31, 2000. There was no interest allocated to the discontinued operations. The Latin America business segment's remaining investments include a wholly owned cogeneration facility and a distribution company both located in Argentina and a minority interest in a coke calcining plant in India. The Company anticipates that the sale of the remainder of these assets will be completed by December 2001. The amounts that the Company will ultimately realize from this disposal could be materially different from the amounts assumed in arriving at the estimated loss on disposal of the discontinued operations. Components of amounts reflected in the Company's Consolidated Statements of Operations through the Measurement Date and the Company's Consolidated Balance Sheets are presented in the following table.

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                              1998   1999   2000
                                                              ----   ----   -----
                                                                 (IN MILLIONS)
Income Statement Data:
  Revenues..................................................  $ 50   $ 93   $  80
  Operating expenses........................................    73     98      81
                                                              ----   ----   -----
  Operating loss............................................   (23)    (5)     (1)
  Income (loss) of equity investments.......................    71    (14)    (29)
  Gain (loss) on sales of assets............................   138     --    (176)
  Other income (expense)....................................     3     (7)    (12)
  Income tax benefit (expense)..............................   (52)    17      46
                                                              ----   ----   -----
  Income (loss) from discontinued operations................  $137   $ (9)  $(172)
                                                              ====   ====   =====

                                                              DECEMBER 31,
                                                              -------------
                                                               1999    2000
                                                              ------   ----
                                                              (IN MILLIONS)
Balance Sheet Data:
  Current assets............................................  $   38   $ 36
  Equity investment and other...............................     990     46
  Property, plant and equipment, net........................     126    130
  Current liabilities.......................................     (63)   (14)
  Other liabilities.........................................     (13)    (3)
                                                              ------   ----
  Net assets of discontinued operations.....................  $1,078   $195
                                                              ======   ====

(20) SUBSEQUENT EVENTS

  (a) Credit Facilities.

     Between December 2000 and March 2001, Reliant Resources entered into eleven bilateral credit facilities with financial institutions, which provide for an aggregate of $1.6 billion in committed credit. The facilities became effective subsequent to December 31, 2000 and expire on October 2, 2001. Concurrent with the effectiveness of these facilities, $500 million of the facilities of a financing subsidiary were canceled. Interest rates on the borrowings are based on LIBOR plus a margin, a base rate or a rate determined through a bidding

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES process. These facilities contain various business and financial covenants requiring Reliant Resources to, among other things, maintain a ratio of net debt to the sum of net debt, subordinated affiliate debt and shareholders' equity not to exceed 0.60 to 1.00. These covenants are not anticipated to materially restrict Reliant Resources from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to commitment and usage fees that are calculated based on the amount of the facility and/or the amounts outstanding under the facilities, respectively.

  (b) RERC Corp. Debt Issuance.

     In February 2001, RERC Corp. issued $550 million of unsecured notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy, and for general corporate purposes. Reliant Energy used the $400 million proceeds from the dividend for general corporate purposes, including the repayment of short-term borrowings.

  (c) Florida Tolling Arrangement.

     In the first quarter 2001, the Company entered into tolling arrangements with a third party to purchase the right to utilize and dispatch electric generating capacity of approximately 1,100 MW. This electricity is expected to be generated by two gas-fired, simple-cycle peaking plants, with fuel oil backup, to be constructed by the tolling partner in Florida, which are anticipated to be completed by the summer of 2002, at which time the Company will commence tolling payments.

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy, Incorporated:

     We have audited the accompanying consolidated balance sheets of Reliant Energy, Incorporated and its subsidiaries (the Company) as of December 31, 1999 and 2000, and the related statements of consolidated operations, consolidated comprehensive income, consolidated cash flows and consolidated stockholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the Company's financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1999 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 16, 2001

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF RELIANT ENERGY RESOURCES CORP. AND ITS CONSOLIDATED SUBSIDIARIES.

     The following narrative and analysis should be read in combination with the consolidated financial statements and notes of Reliant Energy Resources Corp. (RERC Corp.) and its subsidiaries (collectively, RERC) contained in Item 8 of the Form 10-K of RERC Corp.

                         RELIANT ENERGY RESOURCES CORP.

     Because RERC Corp. is a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy), RERC's determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Reliant Energy has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy, and Other Operations. Of these segments, the following operations have historically been conducted by RERC:

     - Natural Gas Distribution,

     - Pipelines and Gathering,

     - Wholesale Energy (which includes wholesale energy trading, marketing, power origination and risk management services in North America but excludes the operations of Reliant Energy Power Generation, Inc., an indirect wholly owned subsidiary of Reliant Energy),

     - European Energy (which includes the energy trading and marketing operations initiated in the fourth quarter of 1999 in the Netherlands and other countries in Europe but excludes N.V. UNA, a Dutch power company), and

     - Certain Other Operations.

     On July 27, 2000, Reliant Energy announced its intention to divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. In August 2000, Reliant Energy formed Reliant Resources, Inc. (Reliant Resources) to own and operate a substantial portion of Reliant Energy's unregulated operations and to offer no more than 20% of Reliant Resources' common stock in an initial public offering (Offering). Reliant Energy expects the Offering to be followed by a distribution to Reliant Energy's or its successor's shareholders of the remaining common stock of Reliant Resources within twelve months after the Offering.

     On December 31, 2000, RERC Corp. transferred all of the outstanding capital stock of Reliant Energy Services International, Inc. (RESI), Arkla Finance Corporation (Arkla Finance) and Reliant Energy Europe Trading & Marketing, Inc. (RE Europe Trading), all of which were wholly owned subsidiaries of RERC Corp., to Reliant Resources (collectively, Stock Transfer). Both RERC Corp. and Reliant Resources are wholly owned subsidiaries of Reliant Energy. As a result of the Stock Transfer, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources.

     Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, Inc. (Reliant Energy Services), a wholly owned subsidiary of RERC Corp., with Reliant Energy Services as the surviving corporation (Merger). As a result of the Merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. As consideration for the Stock Transfer and the Merger, Reliant Resources paid $94 million to RERC Corp.

     Reliant Energy Services, together with RESI and RE Europe Trading, conduct the Wholesale Energy segment's trading, marketing, power origination and risk management business and operations of Reliant Energy. Arkla Finance is a company that holds an investment in marketable equity securities.

     RERC Corp. has guaranteed or indemnified the performance of a portion of the obligations of Reliant Energy's trading, marketing, power origination and risk management businesses. Some of these guarantees and indemnities are for fixed amounts, others have a fixed maximum amount and others do not specify a maximum amount. Pursuant to the master separation agreement, Reliant Resources will agree to indemnify RERC Corp. for any amounts RERC Corp. pays under these guarantees and indemnities.

     The Stock Transfer and the Merger are part of Reliant Energy's previously announced restructuring. RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in the consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30. For additional information regarding the operating results of the entities transferred to Reliant Resources, please read Note 13 to RERC's consolidated financial statements.

     RERC Corp. meets the conditions specified in General Instruction I (1)(a) and (b) to Form 10-K and is thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, RERC Corp. has omitted from this Combined Form 10-K the information called for by Item 4 (submission of matters to a vote of security holders), Item 10 (directors and executive officers), Item 11 (executive compensation), Item 12 (security ownership of certain beneficial owners and management) and Item 13 (certain relationships and related party transactions) of Form 10-K. In lieu of the information called for by Item 6 (selected financial data) and Item 7 (management's discussion and analysis of financial condition and results of operations) of Form 10-K, RERC Corp. has included the following Management's Narrative Analysis of the Results of Operations to explain material changes in the amount of revenue and expense items of RERC between 1998, 1999 and 2000. Reference is hereby made to Item 1 (Business), Item 2 (Properties), Item 3 (Legal Proceedings), Item 5 (Market for Reliant Energy's and RERC Corp's Common Equity and Related Stockholder Matters), Item 7A (Quantitative and Qualitative Disclosures about Market Risk) and Item 9 (Changes in and Disagreements with Accountants on Accounting and Financial Disclosure) of this Combined Form 10-K for additional information regarding RERC required by the reduced disclosure format of General Instruction I to Form 10-K.

                       CONSOLIDATED RESULTS OF OPERATIONS

     RERC's results of operations are affected by seasonal fluctuations in the demand for natural gas and price movements of energy commodities. RERC's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by RERC, competition in RERC's various business operations, debt service costs and income tax expense. For a discussion of some other factors that may affect RERC's future earnings please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Business Separation and Restructuring," "-- Competitive and Other Factors Affecting RERC Operations" and "-- Environmental Expenditures" in Item 7 of Reliant Energy's 2000 Form 10-K.

     The following table sets forth selected financial and operating data for the years ended December 31, 1998, 1999 and 2000, followed by a discussion of significant variances in period-to-period results:

                           SELECTED FINANCIAL RESULTS

                                                           YEAR ENDED DECEMBER 31,
                                                        -----------------------------
                                                         1998       1999       2000
                                                        -------   --------   --------
                                                                (IN MILLIONS)
Operating Revenues....................................  $ 6,758   $ 10,543   $ 22,659
Operating Expenses....................................   (6,448)   (10,242)   (22,327)
                                                        -------   --------   --------
Operating Income......................................      310        301        332
Interest Expense, net.................................     (111)      (119)      (143)
Distribution on Trust Preferred Securities............       (1)        --         --
Other Income, net.....................................        8         11          2
Income Tax Expense....................................     (112)       (89)       (93)
                                                        -------   --------   --------
Income from Continuing Operations.....................       94        104         98
Loss from Discontinued Operations.....................       --         (4)       (24)
                                                        -------   --------   --------
          Net Income..................................  $    94   $    100   $     74
                                                        =======   ========   ========

     2000 Compared to 1999. RERC's net income for 2000 was $74 million compared to net income of $100 million in 1999. The $26 million decrease in net income was primarily due to:

     - a decline in operating income of the Natural Gas Distribution segment,

     - an after-tax impairment loss of $17 million on marketable equity securities classified as "available-for-sale" incurred in 2000 by the Other Operations segment,

     - increased third-party interest expense primarily resulting from higher levels of short-term borrowings and long-term debt during 2000 compared to 1999, and

     - increased start-up costs of the European trading and marketing operations in 2000 included in loss from discontinued operations.

     The above items were partially offset by improved operating results from the Wholesale Energy segment's trading and marketing operations in North America, increased operating income from the Pipelines and Gathering segment, increased interest income earned on margin deposits on energy trading activities and income resulting from a tax refund in 2000.

     During 2000, RERC incurred a pre-tax impairment loss of $27 million on marketable equity securities classified as "available-for-sale" by the Other Operations segment. Management's determination to recognize this impairment resulted from a combination of events occurring in 2000 related to this investment. These events affecting the investment included changes occurring in the investment's senior management, announcement of significant restructuring charges and related downsizing for the entity, reduced earnings estimates for this entity by brokerage analysts and the bankruptcy of a competitor of the investment in the first quarter of 2000. These events, coupled with the stock market value of RERC's investment in these securities continuing to be below RERC's cost basis, caused management to believe the decline in fair value to be other than temporary. This investment is held by Arkla Finance which was transferred to Reliant Resources effective December 31, 2000.

     Operating income increased in 2000 by $31 million, or 10%, from 1999. The increase was primarily due to significantly improved operating margins (revenues less natural gas and purchased power expenses) from the Wholesale Energy segment's trading and marketing activity in the western U.S. market (primarily California and Nevada), increased operating margins (revenues less natural gas expenses) from the Natural Gas

Distribution segment and increased gathering and processing revenues from the Pipelines and Gathering segment. These items were partially offset by increased operating expenses, including:

     - costs incurred in connection with non-rate regulated retail natural gas business activities outside RERC's established market areas, which have been discontinued,

     - additional provisions against receivable balances resulting from the implementation of a new billing system for Reliant Energy Arkla,

     - increased costs associated with higher staffing levels to support increased sales and expanded trading and marketing efforts,

     - increased depreciation expenses of the Natural Gas Distribution segment, and

     - increased benefit expense related to an updated actuarial valuation of employee benefit plans.

     RERC's operating revenues for 2000 were $22.7 billion compared to $10.5 billion for 1999. The $12.2 billion, or 115%, increase was primarily due to the increase in the Wholesale Energy segment's trading and marketing revenues from increased trading volumes for power and natural gas, as well as higher sale prices for these commodities.

     RERC's operating expenses for 2000 were $22.3 billion compared to $10.2 billion in 1999. The $12.1 billion, or 118%, increase was primarily due to an increase in volumes and cost of purchased power and natural gas, as discussed above. Other operating expenses also increased due to the increase in expenses discussed above.

     RERC's effective tax rate in 2000 was 49% compared to 46% in 1999. This increase was primarily due to an increase in state income taxes in 2000 as compared to 1999.

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's consolidated financial statements in accordance with Accounting Principles Board Opinion No. 30. For additional information, please read Note 13 to RERC's consolidated financial statements. The European Energy segment was created in the fourth quarter of 1999 with the acquisition of N.V. UNA by a subsidiary of Reliant Energy. Beginning in the second half of 2000, the European Energy segment's trading and marketing operations began participating in the emerging wholesale energy trading and marketing industry in Northwest Europe. Losses from discontinued operations in 1999 and 2000 are primarily related to start-up costs for the European trading and marketing operations. For additional information regarding the operating results of the other entities transferred to Reliant Resources, please read Note 13 to RERC's consolidated financial statements.

     1999 Compared to 1998. RERC's net income for 1999 was $100 million compared to net income of $94 million in 1998. The $6 million increase was primarily due to:

     - a significant increase in operating margins of the Wholesale Energy segment's trading and marketing operations, and

     - a decrease in RERC's effective tax rate.

     The above items were partially offset by decreased earnings in the Natural Gas Distribution and Pipelines and Gathering segments and increased general insurance liability expense.

     Although results of the Wholesale Energy segment's trading and marketing operations significantly improved, it continues to incur higher operating expenses relating to staffing and personnel to support its increased sales and marketing efforts.

     Operating income decreased in 1999 by $9 million, or 3%, from 1998. The decline was primarily due to increased operating expenses, in particular employee benefit expenses at the Natural Gas Distribution and Pipelines and Gathering segments and increased general liability insurance expense. The decline was partially offset by increased operating income of the Wholesale Energy segment's trading and marketing operations.

     RERC's operating revenues for 1999 were $10.5 billion compared to $6.8 billion for 1998. The $3.7 billion, or 56%, increase was primarily due to increased wholesale trading and marketing revenues from increased trading volumes for power, natural gas and oil, as well as higher sale prices for these commodities.

     RERC's operating expenses for 1999 were $10.2 billion compared to $6.4 billion in 1998. The $3.8 billion, or 59%, increase was primarily attributable to an increase in volumes and cost of purchased power, natural gas and oil, as discussed above. In addition, operating expenses also increased due to:

     - increased employee benefit expenses for the Natural Gas Distribution and Pipelines and Gathering segments,

     - increased operating expenses to support increased sales and marketing of the Wholesale Energy segment's trading and marketing operations (as discussed above), and

     - increased general insurance liability expense.

     RERC's effective tax rate in 1999 was 46% compared to 54% in 1998. This decrease was primarily due to a decrease in state income taxes in 1999 as compared to 1998.

                         NEW ACCOUNTING PRONOUNCEMENTS

     Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations -- New Accounting Pronouncements" in Item 7 of Reliant Energy's 2000 Form 10-K, which section is incorporated by reference herein, and Note 2(q) to RERC's consolidated financial statements, for discussion of new accounting issues that affect RERC.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     For information regarding RERC's exposure to interest rate, equity market, foreign currency and commodity price risk, please read the related "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of Reliant Energy's 2000 Form 10-K, which information, to the extent it relates to RERC, is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF RERC.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                       STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)

                                                                YEAR ENDED DECEMBER 31,
                                                         --------------------------------------
                                                            1998         1999          2000
                                                         ----------   -----------   -----------
REVENUES...............................................  $6,758,412   $10,543,545   $22,658,903
EXPENSES:
Natural gas and purchased power........................   5,603,973     9,307,445    21,241,121
Operation and maintenance..............................     539,985       632,881       758,827
Depreciation and amortization..........................     191,891       198,664       214,259
Taxes other than income taxes..........................     112,258       103,192       112,951
                                                         ----------   -----------   -----------
                                                          6,448,107    10,242,182    22,327,158
                                                         ----------   -----------   -----------
OPERATING INCOME.......................................     310,305       301,363       331,745
                                                         ----------   -----------   -----------
OTHER INCOME (EXPENSE):
Interest expense, net..................................    (111,337)     (119,492)     (142,861)
Distribution on trust preferred securities.............        (632)         (357)          (29)
Other, net.............................................       7,318        11,138         2,645
                                                         ----------   -----------   -----------
                                                           (104,651)     (108,711)     (140,245)
                                                         ----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES................................................     205,654       192,652       191,500
Income Tax Expense.....................................     111,830        88,781        93,272
                                                         ----------   -----------   -----------
INCOME FROM CONTINUING OPERATIONS......................      93,824       103,871        98,228
Loss from Discontinued Operations, net of tax of
  zero.................................................          --        (3,670)      (23,861)
                                                         ----------   -----------   -----------
NET INCOME.............................................  $   93,824   $   100,201   $    74,367
                                                         ==========   ===========   ===========

             See Notes to RERC's Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                STATEMENTS OF CONSOLIDATED STOCKHOLDER'S EQUITY
                            AND COMPREHENSIVE INCOME
                             (THOUSANDS OF DOLLARS)

                                                                                     ACCUMULATED
                                          COMMON STOCK                                  OTHER           TOTAL           TOTAL
                                         ---------------    PAID IN     RETAINED    COMPREHENSIVE   STOCKHOLDER'S   COMPREHENSIVE
                                         SHARES   AMOUNT    CAPITAL     EARNINGS    INCOME (LOSS)      EQUITY          INCOME
                                         ------   ------   ----------   ---------   -------------   -------------   -------------
Stockholder's Equity at December 31,
  1997.................................  1,000      $1     $2,463,831   $  20,847     $ (5,634)      $2,479,045
Net Income.............................                                    93,824                        93,824       $ 93,824
Unrealized loss on available-for-sale
  securities, net of tax of $5,877.....                                                (10,370)         (10,370)       (10,370)
                                                                                                                      --------
Comprehensive Income...................                                                                               $ 83,454
                                         -----      --     ----------   ---------     --------       ----------       ========
Balance at December 31, 1998...........  1,000       1      2,463,831     114,671      (16,004)       2,562,499
                                         -----      --     ----------   ---------     --------       ----------
Net Income.............................                                   100,201                       100,201       $100,201
Foreign currency translation
  adjustments from discontinued
  operations, net of tax of $16........                                                     30               30             30
Unrealized loss on available-for-sale
  securities, net of tax of $373.......                                                 (1,224)          (1,224)        (1,224)
                                                                                                                      --------
Comprehensive Income...................                                                                               $ 99,007
                                         -----      --     ----------   ---------     --------       ----------       ========
Balance at December 31, 1999...........  1,000       1      2,463,831     214,872      (17,198)       2,661,506
                                         -----      --     ----------   ---------     --------       ----------
Net Income.............................                                    74,367                        74,367       $ 74,367
Foreign currency translation
  adjustments
  from discontinued operations, net of
  tax of $1,340........................                                                 (2,490)          (2,490)        (2,490)
Unrealized loss on available-for-sale
  securities, net of tax of $1,492.....                                                 (2,264)          (2,264)        (2,264)
Reclassification adjustment for
  impairment loss on available-for-sale
  securities realized in net income,
  net of tax of $9,276.................                                                 17,228           17,228         17,228
Additional minimum non-qualified
  pension liability adjustment, net of
  tax of $6,068........................                                                 (9,747)          (9,747)        (9,747)
Transfer of subsidiaries to Reliant
  Resources, Inc. .....................                       (53,115)   (289,239)       4,724         (337,630)
                                                                                                                      --------
Comprehensive Income...................                                                                               $ 77,094
                                         -----      --     ----------   ---------     --------       ----------       ========
Balance at December 31, 2000...........  1,000      $1     $2,410,716   $      --     $ (9,747)      $2,400,970
                                         =====      ==     ==========   =========     ========       ==========

             See Notes to RERC's Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  1999           2000
                                                              ------------   ------------
                                         ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................   $   80,127     $   22,576
  Accounts and notes receivable, principally customers,
    net.....................................................      980,366        794,904
  Unbilled revenue..........................................      150,961        550,183
  Inventory.................................................      115,256        116,101
  Price risk management assets..............................      722,429             --
  Prepayments and other current assets......................       80,331         45,926
                                                               ----------     ----------
             Total current assets...........................    2,129,470      1,529,690
                                                               ----------     ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................    2,963,141      3,029,357
                                                               ----------     ----------
OTHER ASSETS:
  Goodwill, net.............................................    1,993,135      1,787,015
  Prepaid pension asset.....................................      110,626        141,882
  Price risk management assets..............................      173,590             --
  Other.....................................................      151,463         87,821
                                                               ----------     ----------
             Total other assets.............................    2,428,814      2,016,718
                                                               ----------     ----------
             Total Assets...................................   $7,521,425     $6,575,765
                                                               ==========     ==========

                          LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES:
  Current portion of long-term debt.........................   $  223,451     $  146,252
  Short-term borrowings.....................................      534,584        635,000
  Accounts payable, principally trade.......................      775,621        704,524
  Accounts and notes payable -- affiliated companies, net...       91,879        134,707
  Taxes accrued.............................................       48,266         69,877
  Interest accrued..........................................       27,965         35,725
  Customer deposits.........................................       33,255         33,357
  Price risk management liabilities.........................      718,228             --
  Other.....................................................      119,111         96,375
                                                               ----------     ----------
             Total current liabilities......................    2,572,360      1,855,817
                                                               ----------     ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes.........................      532,725        583,857
  Price risk management liabilities.........................      142,305             --
  Payable under capacity lease agreement....................       41,000         12,524
  Benefit obligations.......................................      161,144        175,144
  Notes payable -- affiliated companies, net................           --         21,718
  Net liabilities from discontinued operations..............        1,314             --
  Other.....................................................      187,473        132,329
                                                               ----------     ----------
             Total other liabilities........................    1,065,961        925,572
                                                               ----------     ----------
LONG-TERM DEBT..............................................    1,220,631      1,392,798
                                                               ----------     ----------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF RERC...........................          967            608
                                                               ----------     ----------
STOCKHOLDER'S EQUITY........................................    2,661,506      2,400,970
                                                               ----------     ----------
             Total Liabilities and Stockholder's Equity.....   $7,521,425     $6,575,765
                                                               ==========     ==========

             See Notes to RERC's Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)

                                                                 YEAR ENDED DECEMBER 31,
                                                           -----------------------------------
                                                             1998        1999         2000
                                                           ---------   ---------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income...............................................  $  93,824   $ 100,201   $    74,367
Adjustments to reconcile net income to net cash provided
  by (used in) operating activities:
  Depreciation and amortization..........................    191,891     198,664       214,259
  Deferred income taxes..................................     31,810      58,055        29,123
  Impairment of marketable equity securities.............         --          --        26,504
  Changes in other assets and liabilities:
     Accounts and notes receivable, net..................    141,565    (303,644)   (1,984,240)
     Accounts receivable/payable, affiliates.............     45,670      (5,065)        6,199
     Inventory...........................................   (102,125)     79,776       (16,539)
     Other current assets................................      9,422     (15,965)     (114,850)
     Accounts payable....................................   (115,010)    205,145     1,790,040
     Interest and taxes accrued..........................     13,454     (15,381)       58,237
     Other current liabilities...........................    (12,531)    (35,288)        4,041
     Net price risk management assets....................    (18,433)    (17,053)        2,808
     Margin deposits on energy trading activities........     42,630     (59,467)     (206,480)
     Federal tax refund..................................         --          --        26,278
     Other assets........................................    (39,547)     30,298        51,413
     Other liabilities...................................      3,339     (76,469)       12,856
                                                           ---------   ---------   -----------
          Net cash provided by (used in) operating
            activities...................................    285,959     143,807       (25,984)
                                                           ---------   ---------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.....................................   (253,972)   (288,138)     (290,565)
Other, net...............................................      8,068      (6,002)       29,708
                                                           ---------   ---------   -----------
          Net cash used in investing activities..........   (245,904)   (294,140)     (260,857)
                                                           ---------   ---------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Payments of long-term debt...............................   (249,253)   (255,293)     (221,500)
Proceeds from long-term debt.............................    812,849          --       325,000
Increase (decrease) in short-term borrowings, net........   (390,000)    234,584       100,416
Increase (decrease) in notes with affiliates, net........   (202,800)    242,135        34,265
Other, net...............................................    (19,957)    (17,542)       (8,891)
                                                           ---------   ---------   -----------
          Net cash (used in) provided by financing
            activities...................................    (49,161)    203,884       229,290
                                                           ---------   ---------   -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS.....     (9,106)     53,551       (57,551)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR.......     35,682      26,576        80,127
                                                           ---------   ---------   -----------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR.............  $  26,576   $  80,127   $    22,576
                                                           =========   =========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized)..................  $ 111,217   $ 142,399   $   138,365
  Income taxes...........................................     46,522      45,540        37,349

             See Notes to RERC's Consolidated Financial Statements

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

     Reliant Energy Resources Corp. (RERC Corp.), together with its subsidiaries (collectively, RERC), distributes natural gas, transports natural gas through its interstate pipelines and provides natural gas gathering and pipeline services. In addition, historically RERC provided energy services including wholesale energy trading, marketing, power origination and risk management services in North America and Western Europe. RERC Corp. is a Delaware corporation and a wholly owned subsidiary of Reliant Energy, Incorporated (Reliant Energy).

     RERC's natural gas distribution operations (Natural Gas Distribution) are conducted by three unincorporated divisions (Reliant Energy Entex, Reliant Energy Minnegasco and Reliant Energy Arkla) and other non-rate regulated retail gas marketing operations. RERC's pipelines and gathering operations (Pipelines and Gathering) are conducted by two wholly owned pipeline subsidiaries, Reliant Energy Gas Transmission Company (REGT) and Mississippi River Transmission Corporation (MRT) and a wholly owned gas gathering subsidiary, Reliant Energy Field Services, Inc. (REFS). RERC's principal operations are located in Arkansas, Louisiana, Minnesota, Mississippi, Missouri, Oklahoma and Texas.

     Historically, RERC's wholesale energy trading, marketing, power origination and risk management activities in North America were conducted primarily by Reliant Energy Services, Inc. (Reliant Energy Services), a wholly owned subsidiary of RERC prior to January 1, 2001. RERC's European energy trading and marketing activities were conducted by Reliant Energy Europe Trading & Marketing, Inc. (RE Europe Trading), a wholly owned subsidiary of RERC prior to January 1, 2001.

     On July 27, 2000, Reliant Energy announced its intention to divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses (Business Separation Plan). In August 2000, Reliant Energy formed Reliant Resources, Inc. (Reliant Resources) to own and operate a substantial portion of Reliant Energy's unregulated operations and to offer no more than 20% of Reliant Resources' common stock in an initial public offering (Offering). Reliant Energy expects the Offering to be followed by a distribution to Reliant Energy's or its successor's shareholders of the remaining common stock of Reliant Resources (Distribution) within twelve months after the Offering (Distribution Date).

     On December 31, 2000, RERC transferred all of the outstanding capital stock of Reliant Energy Services International, Inc. (RESI), Arkla Finance Corporation (Arkla Finance) and RE Europe Trading, all wholly owned subsidiaries of RERC Corp., to Reliant Resources (collectively, the Stock Transfer). Both RERC Corp. and Reliant Resources are wholly owned subsidiaries of Reliant Energy. As a result of the Stock Transfer, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources.

     Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, with Reliant Energy Services as the surviving corporation (Merger). As a result of the Merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. Prior to the Stock Transfer and Merger, RERC Corp. converted $278 million of its subsidiaries' intercompany debt into contributed capital of those subsidiaries. The $338 million of net assets transferred to Reliant Resources includes the debt conversion, RERC Corp.'s investment of $155 million in those subsidiaries and is net of $94 million of consideration paid to RERC Corp. by Reliant Resources in connection with the Merger and the Stock Transfer. The Stock Transfer and Merger were accounted for as a common control business combination.

     Prior to January 1, 2001, Reliant Energy Services, RESI and RE Europe Trading, conducted the trading, marketing, power origination and risk management business and operations of RERC. Arkla Finance is a company that holds an investment in marketable equity securities. The Stock Transfer and the Merger are part of Reliant Energy's previously announced restructuring.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30. For additional information, see Note 13.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) Reclassifications and Use of Estimates.

     Some amounts from the previous years have been reclassified to conform to the 2000 presentation of financial statements. These reclassifications do not affect earnings.

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

  (b) Market Risk and Uncertainties.

     RERC is subject to the risk associated with price movements of energy commodities and, historically, the credit risk associated with RERC's risk management activities. For additional information regarding these risks, see
Note 4. RERC is also subject to risks relating to the supply and prices of natural gas, seasonal weather patterns, technological obsolescence and regulatory environment in the United States.

  (c) Principles of Consolidation.

     The accounts of RERC and its wholly owned and majority owned subsidiaries are included in RERC's Consolidated Financial Statements. All significant intercompany transactions and balances are eliminated in consolidation. Other investments, excluding marketable securities, are generally carried at cost.

  (d) Revenues.

     RERC records natural gas sales and services under the accrual method and these revenues are generally recognized upon delivery. Natural gas sales and services not billed by month-end are accrued based upon estimated natural gas and services delivered. Pipelines and Gathering records revenues as transportation services are provided. RERC's energy trading and marketing operations were accounted for under mark-to-market accounting, as discussed in
Note 4.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (e) Long-lived Assets and Intangibles.

     RERC records property, plant and equipment at historical cost. RERC expenses all repair and maintenance costs as incurred. The cost of utility plant and equipment retirements is charged to accumulated depreciation. Property, plant and equipment includes the following:

                                                                           DECEMBER 31,
                                                       ESTIMATED USEFUL   ---------------
                                                        LIVES (YEARS)      1999     2000
                                                       ----------------   ------   ------
                                                                           (IN MILLIONS)
Natural gas distribution.............................        5-50         $1,696   $1,809
Pipelines and gathering..............................        5-75          1,555    1,582
Other property.......................................        3-20             37       38
                                                                          ------   ------
          Total......................................                      3,288    3,429
Accumulated depreciation.............................                       (325)    (400)
                                                                          ------   ------
          Property, plant and equipment, net.........                     $2,963   $3,029
                                                                          ======   ======

     Goodwill is amortized on a straight-line basis over 40 years. RERC had $130 million and $170 million accumulated goodwill amortization at December 31, 1999 and 2000, respectively. The goodwill is primarily related to Reliant Energy's merger with RERC Corp. in 1997. The acquisition of RERC by Reliant Energy was recorded under the purchase method of accounting. The purchase price was pushed down to RERC.

     RERC periodically evaluates long-lived assets, including property, plant and equipment, goodwill and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. To date, no impairment has been indicated.

  (f) Regulatory Assets.

     RERC applies the accounting policies established in Statement of Financial Accounting Standards (SFAS) No. 71 "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71) to the accounts of the utility operations of Natural Gas Distribution and MRT. As of December 31, 1999 and 2000, RERC had recorded $4 million and $5 million, respectively, of net regulatory assets.

     If, as a result of changes in regulation or competition, RERC's ability to recover these assets and liabilities would not be assured, then pursuant to SFAS No. 101, "Regulated Enterprises Accounting for the Discontinuation of Application of SFAS No. 71" (SFAS No. 101) and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS No. 121), RERC would be required to write off or write down these regulatory assets and liabilities. In addition, RERC would be required to determine any impairment to the carrying costs of plant and inventory assets.

  (g) Depreciation and Amortization Expense.

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated method. Depreciation for 1998, 1999 and 2000 was $137 million, $143 million and $153 million, respectively. Amortization of goodwill for the same periods was $54 million, $53 million and $54 million, respectively. Other amortization expense was $1 million, $3 million and $7 million in 1998, 1999 and 2000, respectively.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (h) Capitalization of Interest.

     Interest and allowance for funds used during construction (AFUDC) related to debt for subsidiaries that apply SFAS No. 71 are capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 1998, 1999 and 2000, RERC capitalized interest and AFUDC related to debt of $2 million in each period.

  (i) Income Taxes.

     RERC is included in the consolidated income tax returns of Reliant Energy. RERC calculates its income tax provision on a separate return basis under a tax sharing agreement with Reliant Energy. RERC uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. Current federal and state income taxes are payable to or receivable from Reliant Energy. For additional information regarding income taxes, see Note 8.

  (j) Allowance for Doubtful Accounts.

     Accounts and notes receivable, principally customers, net, are net of an allowance for doubtful accounts of $25 million and $33 million at December 31, 1999 and 2000, respectively. The provision for doubtful accounts in RERC's Statements of Consolidated Income for 1998, 1999 and 2000 was $16 million, $16 million and $32 million, respectively.

  (k) Inventory.

     Inventory consists principally of materials and supplies, natural gas and heating oil. Inventories are valued at the lower of average cost or market, except for heating oil and natural gas used in the trading and marketing operations which were accounted for under mark-to-market accounting as discussed in Note 4(a). Inventory includes the following components:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Materials and supplies......................................  $ 35    $ 33
Natural gas.................................................    78      83
Heating oil.................................................     2      --
                                                              ----    ----
          Total inventory...................................  $115    $116
                                                              ====    ====

  (l) Investment in Other Debt and Equity Securities.

     In accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
115), RERC reports "available-for-sale" securities at estimated fair value in RERC's Consolidated Balance Sheets and any unrealized gain or loss, net of tax, as a separate component of stockholder's equity and accumulated other comprehensive income (loss).

     As of December 31, 1999, RERC held marketable equity securities of $9 million classified as "available-for-sale." At December 31, 1999, the accumulated unrealized loss, net of tax, relating to these equity securities was $17 million. During 2000, pursuant to SFAS No. 115, RERC incurred a pre-tax impairment loss equal to the $27 million of cumulative unrealized losses which was recorded in other income (expense) in RERC's Statement of Consolidated Income. Management's determination to recognize this impairment resulted from a combination of events occurring in 2000 related to this investment. Such events

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

affecting the investment included changes occurring in the investment's senior management, announcement of significant restructuring charges and related downsizing for the entity, reduced earnings estimates for this entity by brokerage analysts and the bankruptcy of a competitor of the investment in the first quarter of 2000. These events, coupled with the stock market value of RERC's investment in these securities continuing to be below RERC's cost basis, caused management to believe the decline in fair value of these "available-for-sale" securities to be other than temporary. On December 31, 2000, RERC transferred all of the outstanding capital stock of Arkla Finance, which holds this investment, to Reliant Resources as described in Note 1.

  (m) Environmental Costs.

     RERC expenses or capitalizes environmental expenditures, as appropriate, depending on their future economic benefit. RERC expenses amounts that relate to an existing condition caused by past operations, and that do not have future economic benefit. RERC records undiscounted liabilities related to these future costs when environmental assessments and/or remediation activities are probable and the costs can be reasonably estimated. Subject to SFAS No. 71, a corresponding regulatory asset is recorded in anticipation of recovery through the rate making process by subsidiaries that apply SFAS No. 71 in some circumstances.

  (n) Foreign Currency Adjustments.

     Local currencies are the functional currency of RERC's foreign continuing operations. Foreign subsidiaries' assets and liabilities have been translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses have been translated using the weighted average exchange rate for each month prevailing during the periods reported. Cumulative adjustments resulting from translation have been recorded in stockholder's equity in other comprehensive income (loss).

  (o) Statements of Consolidated Cash Flows.

     For purposes of reporting cash flows, RERC considers cash equivalents to be short-term, highly liquid investments readily convertible to cash.

  (p) Changes in Accounting Principles.

     In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires capitalization of some costs of internal-use software. RERC adopted SOP 98-1 in the second quarter of 1998 without a material impact on RERC's results of operations or financial position.

     The AICPA's SOP 98-5, "Reporting on the Costs of Start-Up Activities," was adopted by RERC in the fourth quarter of 1998. This statement requires that certain costs of start-up activities and organizational costs be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on RERC's results of operations or financial position.

     RERC adopted Emerging Issues Task Force Issue (EITF) 98-10, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities" (EITF 98-10), on January 1, 1999. The adoption of EITF 98-10 had no material impact on RERC's results of operations or financial position.

     Staff Accounting Bulletin No. 101, "Revenue Recognition" (SAB No. 101), was issued by the Securities and Exchange Commission (SEC) on December 3, 1999. SAB No. 101 summarizes certain of the SEC staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. During 2000, RERC implemented SAB No. 101 without a material impact on RERC's results of operations or financial position.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (q) New Accounting Pronouncements.

     Effective January 1, 2001, RERC was required to adopt SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. In addition, in June 2000, the Financial Accounting Standards Board (FASB) issued an amendment that narrows the applicability of the pronouncement to some purchase and sales contracts and allows hedge accounting for some other specific hedging relationships. Adoption of SFAS No. 133 resulted in a cumulative after-tax decrease in accumulated other comprehensive loss of $38 million in the first quarter of 2001. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $88 million, $5 million, $53 million and $2 million, respectively, in RERC's Consolidated Balance Sheet.

     The total impact of our adoption of SFAS No. 133 on earnings and accumulated other comprehensive income (loss) is dependent upon certain pending interpretations, which are currently under consideration, including those related to the "normal purchases and normal sales." The interpretations of this issue, and others, are currently under consideration by the FASB. While the ultimate conclusions reached on interpretations being considered by the FASB could impact the effects of our adoption of SFAS No. 133, RERC does not believe that such conclusions would have a material effect on its current estimate of the impact of the adoption.

(3) HISTORICAL RELATED PARTY TRANSACTIONS

     Reliant Energy has established a "money fund" through which RERC can borrow or invest on a short-term basis. As of December 31, 1999 and 2000, RERC had net borrowings, included in accounts and notes payable-affiliated companies, totaling $62 million and $120 million, respectively. Net interest income on these borrowings/investments was $5 million and $6 million for 1998 and 1999, respectively. Net interest expense on these borrowings/investments was $3 million in 2000.

     Reliant Energy Services supplies natural gas to, purchases electricity for resale from, and provides marketing and risk management services to unregulated power plants in deregulated markets, acquired or operated by Reliant Energy Power Generation, Inc., an indirect wholly owned subsidiary of Reliant Energy, or its subsidiaries. During 1998, 1999 and 2000, the sales and services to Reliant Energy and its affiliates totaled $96 million, $197 million and $816 million, respectively. Purchases of electricity from Reliant Energy and its affiliates were $29 million, $116 million and $391 million in 1998, 1999 and 2000, respectively. On December 31, 2000, Reliant Energy Services became a subsidiary of Reliant Resources. See Note 1.

     Reliant Energy provides some corporate services to RERC including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of services have been directly charged or allocated to RERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had RERC been a separate entity. Amounts charged and allocated to RERC for these services were $29 million, $34 million and $32 million for 1998, 1999 and 2000, respectively, and are included primarily in operation and maintenance expenses.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As of December 31, 1999 and 2000, net accounts payable to Reliant Energy and its subsidiaries, which are not owned by RERC, was $34 million and $75 million, respectively.

     Some subsidiaries of RERC have entered into office rental agreements with Reliant Energy. In 1998, 1999 and 2000, RERC paid $1 million, $2 million and $3 million of rent expense to Reliant Energy for each respective year.

     RERC Corp. has guaranteed or indemnified the performance of a portion of the obligations of Reliant Energy's trading, marketing, power origination and risk management businesses. Some of these guarantees and indemnities are for fixed amounts, others have a fixed maximum amount and others do not specify a maximum amount. Pursuant to the master separation agreement, Reliant Resources will agree to indemnify RERC Corp. for any amounts RERC Corp. pays under these guarantees and indemnities.

(4) DERIVATIVE FINANCIAL INSTRUMENTS

  (a) Price Risk Management and Trading Activities.

     Historically, RERC offered energy price risk management services primarily related to natural gas, electric power and other energy related commodities, through Reliant Energy Services. As discussed in Note 1, effective December 31, 2000, Reliant Energy Services is no longer a part of RERC. RERC provided these services by utilizing a variety of derivative financial instruments, including
(a) fixed and variable-priced physical forward contracts, (b) fixed and variable-priced swap agreements, (c) options traded in the over-the-counter financial markets and (d) exchange-traded energy futures and option contracts (Trading Derivatives). Fixed-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between a fixed and variable price for the commodity. Variable-price swap agreements require payments to, or receipts of payments from, counterparties based on the differential between industry pricing publications or exchange quotations.

     RERC applied mark-to-market accounting for all of its energy trading, marketing and price risk management operations. Accordingly, these Trading Derivatives are recorded at fair value with realized and unrealized gains (losses) recorded as a component of revenues. The recognized, unrealized balances are included in price risk management assets/liabilities.

     The notional quantities, maximum terms and estimated fair value of Trading Derivatives at December 31, 1999 are presented below (volumes in billions of British thermal units equivalent (Bbtue) and dollars in millions):

                                                                VOLUME-FIXED
                                                 VOLUME-FIXED      PRICE         MAXIMUM
                                                 PRICE PAYOR      RECEIVER     TERM (YEARS)
                                                 ------------   ------------   ------------
1999
Natural gas....................................   1,278,953      1,251,319           9
Electricity....................................     242,868        239,452          10
Oil and other..................................     285,251        286,521           3

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                    FAIR VALUE           AVERAGE FAIR VALUE(1)
                                              ----------------------     ----------------------
                                              ASSETS     LIABILITIES     ASSETS     LIABILITIES
                                              ------     -----------     ------     -----------
1999
Natural gas.................................   $581         $564          $550         $534
Electricity.................................    122           91            96           74
Oil and other...............................    193          206           183          187
                                               ----         ----          ----         ----
                                               $896         $861          $829         $795
                                               ====         ====          ====         ====

---------------

(1) Computed using the ending balance of each quarter.

     In addition to the fixed-price notional volumes above, RERC also had variable-priced agreements, as discussed above, totaling 2,147,173 Bbtue as of December 31, 1999. Notional amounts reflect the commodity volumes underlying the transactions but do not represent the amounts exchanged by the parties to the financial instruments. Accordingly, notional amounts do not accurately measure RERC's exposure to market or credit risks.

     All of the fair values shown in the table above at December 31, 1999, have been recognized in income. RERC estimated the fair value as of December 31, 1999, using quoted prices where available and other valuation techniques when market data was not available, for example in illiquid markets. For financial instruments for which quoted prices are not available, RERC utilized alternative pricing methodologies, including, but not limited to, extrapolation of forward pricing curves using historically reported data from illiquid pricing points. These same pricing techniques were used to evaluate a contract prior to taking the position.

     The weighted-average term of the trading portfolio, based on volumes, is less than one year. The maximum and average terms disclosed herein are not indicative of likely future cash flows, as these positions may be changed by new transactions in the trading portfolio at any time in response to changing market conditions, market liquidity and RERC's risk management portfolio needs and strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

     In addition to the risk associated with price movements, credit risk was also inherent in RERC's risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. The following table shows the composition of the total price risk management assets of RERC as of December 31, 1999.

                                                              DECEMBER 31, 1999
                                                              ------------------
                                                              INVESTMENT
                                                               GRADE(1)    TOTAL
                                                              ----------   -----
                                                                (IN MILLIONS)
Energy marketers............................................     $202      $230
Financial institutions......................................       90       159
Gas and electric utilities..................................      220       221
Oil and gas producers.......................................       31        31
Industrials.................................................        3         4
Others......................................................      174       263
                                                                 ----      ----
          Total.............................................     $720       908
                                                                 ====
Credit and other reserves...................................                (12)
                                                                           ----
Energy price risk management assets.........................               $896
                                                                           ====

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

---------------

(1) "Investment Grade" is primarily determined using publicly available credit ratings along with the consideration of credit support (such as parent company guarantees) and collateral, which encompass cash and standby letters of credit.

  (b) Non-trading Activities.

     To reduce the risk from market fluctuations in the revenues derived from the sale of natural gas and related transportation, RERC enters into futures transactions, forward contracts, swaps and options (Energy Derivatives) in order to hedge some expected purchases of natural gas and sales of natural gas (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements and to protect natural gas distribution earnings against unseasonably warm weather during peak gas heating months, although usage to date for this purpose has not been material. RERC applies hedge accounting for its derivative financial instruments utilized in non-trading activities. Unrealized changes in the market value of Energy Derivatives utilized as hedges are not generally recognized in RERC's Statements of Consolidated Income until the underlying hedged transaction occurs. Once it becomes probable that an anticipated transaction will not occur, RERC recognizes deferred gains and losses. In general, the financial impact of transactions involving these Energy Derivatives is included in RERC's Statements of Consolidated Income under the captions fuel expenses, in the case of natural gas transactions and revenues, in the case of natural gas sales transactions. Cash flows resulting from these transactions in Energy Derivatives are included in RERC's Statements of Consolidated Cash Flows in the same category as the item being hedged.

     For transactions involving Energy Derivatives, hedge accounting is applied only if the derivative reduces the risk of the underlying hedged item and is designated as a hedge at its inception. Additionally, the derivatives must be expected to result in financial impacts that are inversely correlated to those of the item(s) to be hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied.

     At December 31, 1999, RERC was a fixed-price payor and a fixed-price receiver in Energy Derivatives covering 29,596 billion British thermal units
(Bbtu) and 5,481 Bbtu of natural gas, respectively. At December 31, 2000, RERC was a fixed-price payor and a fixed-price receiver in Energy Derivatives covering 40,991 Bbtu and 14,949 Bbtu of natural gas, respectively. In addition to the fixed-price notional volumes, RERC also has variable-priced agreements totaling 41,341 Bbtu and 12,630 Bbtu at December 31, 1999 and 2000, respectively. The weighted average maturity of these instruments is less than one year.

     The notional amount is intended to be indicative of RERC's level of activity in these derivatives. However, the amounts at risk are significantly smaller because, in view of the price movement correlation required for hedge accounting, changes in the market value of these derivatives generally are offset by changes in the value associated with the underlying physical transactions or in other derivatives. When Energy Derivatives are closed out in advance of the underlying commitment or anticipated transaction, however, the market value changes may not offset due to the fact that price movement correlation ceases to exist when the positions are closed, as further discussed above. Under these circumstances, gains (losses) are deferred and recognized as a component of income when the underlying hedged item is recognized in income.

     The average maturity discussed above and the fair value discussed in Note 10 are not necessarily indicative of likely future cash flows as these positions may be changed by new transactions at any time in response to changing market conditions, market liquidity and RERC's risk management portfolio needs and

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

strategies. Terms regarding cash settlements of these contracts vary with respect to the actual timing of cash receipts and payments.

  (c) Trading and Non-trading -- General Policy.

     In addition to the risk associated with price movements, credit risk is also inherent in RERC's risk management activities. Credit risk relates to the risk of loss resulting from non-performance of contractual obligations by a counterparty. RERC has off-balance sheet risk to the extent that the counterparties to these transactions may fail to perform as required by the terms of each contract. In order to minimize this risk, RERC enters into these contracts primarily with counterparties having a minimum investment grade index rating, i.e. a Standard & Poor's or Moody's rating of BBB- or Baa3, respectively. For long-term arrangements, RERC periodically reviews the financial condition of these firms in addition to monitoring the effectiveness of these financial contracts in achieving RERC's objectives. If the counterparties to these arrangements fail to perform, RERC would seek to compel performance at law or otherwise obtain compensatory damages. RERC might be forced to acquire alternative hedging arrangements or be required to replace the underlying commitment at then-current market prices. In this event, RERC might incur additional losses to the extent of amounts, if any, already paid to the counterparties.

     RERC's policies prohibit the use of leveraged financial instruments. A leveraged instrument, for this purpose, is a transaction involving a derivative whose financial impact will be based on an amount other than the notional amount or volume of the instrument.

     Reliant Energy has established a Risk Oversight Committee, comprised of corporate and business segment officers that oversees all commodity price and credit risk activities, including RERC's trading, marketing, power origination and risk management activities. The committee's duties are to establish RERC's commodity risk policies, allocate risk capital within limits established by Reliant Energy's Board of Directors, approve trading of new products and commodities, monitor risk positions and ensure compliance with Reliant Energy's risk management policies and procedures and trading limits established by Reliant Energy's Board of Directors.

(5) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                       DECEMBER 31, 1999        DECEMBER 31, 2000
                                                     ----------------------   ----------------------
                                                     LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                                     ---------   ----------   ---------   ----------
                                                                      (IN MILLIONS)
Short-term borrowings:
  Receivables facilities...........................                 $350                     $350
  Commercial paper.................................                  185                      285
                                                                    ----                     ----
          Total short-term borrowings..............                  535                      635
                                                                    ----                     ----
Long-term debt:
  Convertible debentures 6.0% due 2012.............   $   93          --       $   93          --
  Debentures 6.38% to 8.90% due 2003 to 2008.......      962          --        1,285          --
  Notes payable 8.77% to 9.23% due 2001............      150         223           --         146
Unamortized discount and premium(2)................       16          --           15          --
                                                      ------        ----       ------        ----
          Total long-term debt.....................    1,221         223        1,393         146
                                                      ------        ----       ------        ----
          Total borrowings.........................   $1,221        $758       $1,393        $781
                                                      ======        ====       ======        ====

---------------

(1) Includes amounts due within one year of the date.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(2) Included in unamortized discount and premium is unamortized premium related to fair value adjustments of long-term debt of $18 million and $13 million at December 31, 1999 and 2000, respectively. These fair value adjustments resulted from Reliant Energy's acquisition of RERC and are being amortized over the remaining term of the related long-term debt.

  (a) Short-term Borrowings.

     In 2000, RERC met its short-term financing needs primarily through a receivables facility and the issuance of commercial paper in addition to advances from subsidiaries of Reliant Energy. RERC has a $350 million revolving credit facility (RERC Credit Facility) that expires in 2003. The RERC Credit Facility is used to support RERC's issuance of up to $350 million of commercial paper and includes a $65 million sub-facility under which letters of credit may be obtained. Borrowings under the RERC Credit Facility are unsecured and bear interest at a rate based upon either the London interbank offered rate (LIBOR) plus a margin, a base rate or a rate determined through a bidding process. As of December 31, 1999 and 2000, RERC had $185 million and $285 million, respectively, of commercial paper outstanding with an average interest rate of 7.24% and 8.38%, respectively. Letters of credit outstanding under the sub-facility aggregated $9 million and $65 million as of December 31, 1999 and 2000, respectively.

     Under a trade receivables facility (Receivables Facility) which expires in August 2001, RERC sells, with limited recourse, an undivided interest (limited to a maximum of $350 million as of December 31, 1999 and 2000) in a designated pool of accounts receivable. The amount advanced under the receivables facility was $350 million at December 31, 1999 and 2000. The weighted average interest rate was approximately 6.10% and 6.58% at December 31, 1999 and December 31, 2000, respectively.

  (b) Long-term Debt.

     Consolidated maturities of long-term debt and sinking fund requirements, which are $7 million per year, for RERC are $152 million in 2001, $7 million in 2002, $507 million in 2003, $7 million in 2004 and $332 million in 2005.

     At December 31, 2000, RERC Corp. had issued and outstanding $98 million aggregate principal ($93 million carrying amount) amount of its 6% Convertible Subordinated Debentures due 2012 (Subordinated Debentures). The holders of the Subordinated Debentures receive interest quarterly and have the right at any time on or before the maturity date thereof to convert each Subordinated Debenture into 0.65 shares of Reliant Energy common stock and $14.24 in cash. During 1999, RERC purchased $12 million aggregate principal amount of its Subordinated Debentures.

     In November 1998, RERC Corp. issued $500 million aggregate principal amount of its 6 3/8% Term Enhanced ReMarketable Securities (TERM Notes). The TERM Notes provide to the investment bank a call option, which gives it the right to have the TERM Notes redeemed from the investors on November 1, 2003 and then remarketed if it chooses to exercise the option. The TERM Notes are unsecured obligations of RERC Corp. which bear interest at an annual rate of 6 3/8% through November 1, 2003. On November 1, 2003, the holders of the TERM Notes are required to tender their notes at 100% of their principal amount. The portion of the proceeds attributable to the call option premium will be amortized over the stated term of the securities. If the option is not exercised by the investment bank, RERC Corp. will repurchase the TERM Notes at 100% of their principal amount on November 1, 2003. If the option is exercised, the TERM Notes will be remarketed on a date, selected by RERC Corp., within the 52-week period beginning November 1, 2003. During this period and prior to remarketing, the TERM Notes will bear interest at rates, adjusted weekly, based on an index selected by RERC Corp. If the TERM Notes are remarketed, the final maturity date of the TERM Notes will be November 1, 2013, subject to adjustment, and the effective interest rate on

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

the remarketed TERM Notes will be 5.66% plus RERC Corp.'s applicable credit spread at the time of such remarketing.

  (c) Restrictions on Debt.

     RERC Corp.'s facilities contain various business and financial covenants requiring RERC Corp. to, among other things, maintain leverage (as defined in the credit facilities), below specified ratios. These covenants are not anticipated to materially restrict RERC Corp. from borrowing funds or issuing letters of credit under these facilities. As of December 31, 2000, RERC Corp. was in compliance with these debt covenants.

(6) TRUST PREFERRED SECURITIES

     In June 1996, a Delaware statutory business trust created by RERC Corp. (RERC Trust) issued $173 million aggregate amount of convertible preferred securities to the public. RERC Corp. accounts for RERC Trust as a wholly owned consolidated subsidiary. RERC Trust used the proceeds of the offering to purchase convertible junior subordinated debentures issued by RERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities. The convertible junior subordinated debentures represent RERC Trust's sole assets and its entire operations. RERC Corp. considers its obligation under the Amended and Restated Declaration of Trust, Indenture and Guaranty Agreement relating to the convertible preferred securities, taken together, to constitute a full and unconditional guaranty by RERC Corp. of RERC Trust's obligations with respect to the convertible preferred securities.

     The convertible preferred securities are mandatorily redeemable upon the repayment of the convertible junior subordinated debentures at their stated maturity or earlier redemption. Each convertible preferred security is convertible at the option of the holder into $33.62 of cash and 1.55 shares of Reliant Energy common stock. During 1998, 1999 and 2000, convertible preferred securities aggregating $16 million, $0.2 million and $0.3 million, respectively, were converted, leaving $0.7 million and $0.4 million liquidation amount of convertible preferred securities outstanding at December 31, 1999 and 2000, respectively. The securities, and their underlying junior subordinated debentures, bear interest at 6.25% and mature in June 2026. Subject to some limitations, RERC Corp. has the option of deferring payments of interest on the convertible junior subordinated debentures. During any deferral or event of default, RERC Corp. may not pay dividends on its common stock to Reliant Energy. As of December 31, 2000, no interest payments on the subordinated debentures had been deferred.

(7) STOCK-BASED INCENTIVE COMPENSATION PLANS AND EMPLOYEE BENEFIT PLANS

  (a) Incentive Compensation Plans.

     RERC participates in Reliant Energy's Long-Term Incentive Compensation Plan
(LICP) and other incentive compensation plans that provide for the issuance of stock-based incentives, including performance-based stock compensation, restricted shares, stock options and stock appreciation rights, to key employees of RERC, including officers. No stock appreciation rights have ever been issued under the LICP. Stock-based incentive expense information presented herein represents RERC's portion of the overall plans. As of December 31, 2000, 186 current and 15 former employees of RERC participate in the plans.

     Performance-based shares and restricted shares are granted to employees without cost to the participants. The performance shares vest three years after the grant date based upon the performance of Reliant Energy and its subsidiaries over a three-year cycle except as discussed below. The restricted shares vest to the participants at various times ranging from immediate vesting to vesting at the end of a three-year period. Upon

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

vesting, the shares are released to the plans' participants. During 1998, 1999 and 2000, RERC recorded compensation expense of $2 million, $1 million and $4 million, respectively, related to performance-based shares and restricted share grants.

     Outstanding performance shares under the LICP will vest for the performance cycle ending December 31, 2000 according to the terms and conditions of the plan. Assuming the Distribution occurs during the calendar year 2001, Reliant Energy's compensation committee will determine as of the Distribution Date the level at which the performance objectives are expected to have been achieved through the end of the performance cycle ending December 31, 2001 and vest the outstanding performance shares as of the Distribution Date as though the performance objectives were achieved at that level. In addition, as of the Distribution Date, Reliant Energy's compensation committee will convert outstanding performance shares for the performance cycle ending December 31, 2002 to a number of time-based restricted shares of Reliant Energy's common stock equal to the number of performance shares that would have vested if the performance objectives for the performance cycle were achieved at the maximum level. These time-based restricted shares will vest if the participant holding the shares remains employed with RERC or its affiliates through December 31, 2002. On the Distribution Date, holders of these time-based restricted shares will receive shares of Reliant Resources' common stock in the same manner as other holders of Reliant Energy common stock, but these shares of common stock will be subject to the same time-based vesting schedule as well as the terms and conditions of the plan under which the original performance shares were granted. Thus, following the Distribution, employees who held performance shares under the LICP for the performance cycle ending December 31, 2002 will hold time-based restricted shares of Reliant Energy common stock and time-based restricted shares of Reliant Resources common stock which will vest following continuous employment through December 31, 2002.

     Reliant Energy stock options generally become exercisable in one-third increments on each of the first through third anniversaries of the grant date. The exercise price is the average of the high and low sales price of Reliant Energy common stock on the New York Stock Exchange on the grant date. RERC applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB No. 25), and related interpretations in accounting for its stock option plans. Accordingly, no compensation expense has been recognized for these fixed stock options.

     In accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," RERC applies the guidance contained in APB No. 25, and discloses the required pro forma effect on net income of the fair value based method of accounting for stock compensation. The weighted average fair values at date of grant for Reliant Energy options granted to RERC employees during 1998, 1999 and 2000 were $4.27, $3.13 and $5.07, respectively, and were estimated using the Black-Scholes option valuation model with the following weighted-average assumptions:

                                                              1998     1999     2000
                                                             ------   ------   ------
Expected life in years.....................................      10        5        5
Interest rate..............................................    5.65%    5.10%    6.57%
Volatility.................................................   24.01%   21.23%   24.00%
Expected common stock dividend.............................  $ 1.50   $ 1.50   $ 1.50

     Pro forma information for 1998, 1999 and 2000 is provided below, to take into account the amortization of stock-based compensation to expense on a straight line basis over the vesting period. Had compensation costs been determined as prescribed by SFAS No. 123, RERC's net income would have been reduced by $1 million in 1998 and 1999, respectively and $2 million in 2000.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (b) Pension.

     Prior to 1999, RERC had two noncontributory pension plans that covered substantially all of its employees: (a) the plan that covered RERC's employees other than Reliant Energy Minnegasco employees and (b) the plan that covered Reliant Energy Minnegasco employees. These plans provided pension benefits based on years of service and compensation. Effective January 1, 1999, the two noncontributory pension plans were merged into Reliant Energy's noncontributory pension plan. Effective January 1, 1999, Reliant Energy amended and restated its plan and converted the present value of the accrued benefits under the existing pension plan into a cash balance pension plan. In connection with this conversion, Reliant Energy grandfathered the existing benefit formulas for all employees participating in the prior plans on December 31, 1998 for a period of ten years so that eligible individuals will receive the greater of the prior pension plan benefit or the new cash balance benefit upon retirement. Under the cash balance formula, each participant has an account, for recordkeeping purposes only, to which credits are allocated annually based on a percentage of the participant's pay. The applicable percentage for 1999 and 2000 was 4% in each period.

     Reliant Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. The assets of the pension plan consist principally of common stocks and high-quality, interest-bearing obligations. The net periodic pension benefits and prepaid pension costs and benefit obligation were determined separately for each plan prior to the above-described merger of the plans. Since this merger into Reliant Energy's plan, the net periodic pension benefits, prepaid pension costs and benefit obligation of RERC have been determined based on the employees of RERC and their respective compensation levels.

     Net pension cost for RERC includes the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Service cost -- benefits earned during the period...........   $ 14     $ 15     $ 12
Interest cost on projected benefit obligation...............     33       35       33
Expected return on plan assets..............................    (53)     (61)     (62)
Net amortization............................................     --       (2)      (4)
                                                               ----     ----     ----
Net pension benefit.........................................   $ (6)    $(13)    $(21)
                                                               ====     ====     ====

     Reconciliations of RERC's beginning and ending balances of its retirement plan benefit obligation, plan assets and funded status for 1999 and 2000 are set forth below:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.......................  $    553   $    447
Service cost................................................        15         12
Interest cost...............................................        35         33
Benefits paid...............................................       (35)       (41)
Transfer of trading operations to affiliate.................        --         (1)
Transfer of obligation to non-qualified plan................        --        (10)
Actuarial (gain) loss.......................................      (121)        59
                                                              --------   --------
Benefit obligation, end of year.............................  $    447   $    499
                                                              ========   ========

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                1999       2000
                                                              --------   --------
                                                                 (IN MILLIONS)
CHANGE IN PLAN ASSETS
Plan assets, beginning of year..............................  $    624   $    620
Benefits paid...............................................       (35)       (41)
Transfer of trading operations to affiliate.................        --         (1)
Actual investment return....................................        31         20
                                                              --------   --------
Plan assets, end of year....................................  $    620   $    598
                                                              ========   ========
RECONCILIATION OF FUNDED STATUS
Funded status...............................................  $    173   $     99
Unrecognized prior service cost.............................       (48)       (45)
Unrecognized actuarial (gain) loss..........................       (14)        88
                                                              --------   --------
Net amount recognized at end of year........................  $    111   $    142
                                                              ========   ========
ACTUARIAL ASSUMPTIONS
Discount rate...............................................       7.5%       7.5%
Rate of increase in compensation levels.....................   3.5-5.5%   3.5-5.5%
Expected long-term rate of return on assets.................      10.0%      10.0%

     The effect of the January 1, 1999 amendment and restatement as described above was reflected in the December 31, 1998 projected benefit obligation. The actuarial gains and losses are due to changes in actuarial assumptions.

     Prior to 1999, in addition to the noncontributory pension plans, RERC maintained non-qualified pension plans which allowed participants to retain the benefits to which they would have been entitled under its noncontributory pension plans except for the federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. Effective January 1, 1999, these non-qualified pension plans were merged into a similar plan of Reliant Energy. Expense of $1 million associated with these non-qualified pension plans was recorded each year during 1998 and 1999, respectively. Expense of $13 million associated with these non-qualified plans was recorded in 2000. As of December 31, 1999, RERC had recorded a prepaid benefit asset of $1 million related to these plans. As of December 31, 2000, an accrued benefit liability of $29 million was recorded related to these plans. During 2000, RERC recognized a minimum benefit liability related to these non-qualified plans as a component of accumulated other comprehensive loss of $16 million.

  (c) Savings Plan.

     Prior to April 1, 1999, RERC had an employee savings plan which covered substantially all employees other than Reliant Energy Minnegasco employees. Under the terms of the RERC savings plans, beginning January 1, 1999, employees could contribute up to 16% of total compensation and RERC matched 75% of the first 6% of each employee's compensation contributed. During 1998, employees could contribute up to 12% of total compensation, and contributions up to 6% were matched by RERC. Prior to April 1, 1999, Reliant Energy Minnegasco employees were covered by a savings plan, the terms of which were somewhat similar to the RERC savings plan; except that until January 1, 1999, Reliant Energy Minnegasco matched 50% of the first 6% of each employee's compensation contributed. Effective April 1, 1999, the RERC savings plan and the Reliant Energy Minnegasco savings plan were merged into Reliant Energy's savings plan.

     Employees of RERC participate in Reliant Energy's savings plan, which qualifies as a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (Code). Under

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Reliant Energy's plan, participating employees may contribute a portion of their compensation, pre-tax or after-tax, up to a maximum of 16% of compensation. In 1999, the savings plan was amended so that Reliant Energy now matches 75% to 125% of the first 6% of each employee's compensation contributed. These matching contributions are subject to a vesting schedule and a portion of the matching contributions are subject to performance goals achieved by Reliant Energy and its subsidiaries. A substantial portion of Reliant Energy's match is invested in Reliant Energy common stock. Reliant Energy allocates to RERC the savings plan benefit expense related to the employees of RERC.

     Savings plan benefit expense related to RERC was $11 million, $10 million and $18 million in 1998, 1999 and 2000, respectively.

  (d) Postretirement Benefits.

     RERC provides some postretirement benefits through Reliant Energy plans (primarily medical care and life insurance benefits) for its retired employees, substantially all of whom may become eligible for these benefits when they retire. Effective January 1, 1999, Reliant Energy amended its retiree medical plan to create an account balance for each participant based on credited service at December 31, 1998. Under the new plan, each participant has an account, for recordkeeping purposes only, to which a $750 credit is allocated annually. Employees became eligible for this postretirement benefit after completing five years of service after age 50. At retirement the account balance is converted into one of several annuity options, the proceeds of which can be used solely to offset the cost of purchasing medical benefits under Reliant Energy's medical plans. The accounts may not be taken as a cash distribution.

     Reliant Energy Minnegasco is required to fund postretirement benefit costs for the amount included in its rates. RERC, excluding Reliant Energy Minnegasco, will continue funding its postretirement benefits on a pay-as-you-go basis.

     The net postretirement benefit cost includes the following components:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1999   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Service cost -- benefits earned during the period...........  $ 1    $ 2    $ 2
Interest cost on projected benefit obligation...............    6      9      9
Expected return on plan assets..............................   --     (1)    (1)
Net amortization............................................   --      2      1
                                                              ---    ---    ---
Net postretirement benefit cost.............................  $ 7    $12    $11
                                                              ===    ===    ===

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following are reconciliations of RERC's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 1999 and 2000.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               1999     2000
                                                              ------   ------
                                                               (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.......................  $  144   $  116
Service cost................................................       2        2
Interest cost...............................................       9        9
Benefits paid...............................................      (8)     (10)
Participant contributions...................................       2        1
Plan amendments.............................................      --        3
Actuarial (gain) loss.......................................     (33)       9
                                                              ------   ------
Benefit obligation, end of year.............................  $  116   $  130
                                                              ======   ======
CHANGE IN PLAN ASSETS
Plan assets, beginning of year..............................  $    6   $    9
Benefits paid...............................................      (8)     (10)
Employer contributions......................................       9       11
Participant contributions...................................       2        1
Actual investment return....................................      --        1
                                                              ------   ------
Plan assets, end of year....................................  $    9   $   12
                                                              ======   ======
RECONCILIATION OF FUNDED STATUS
Funded status...............................................  $ (107)  $ (118)
Unrecognized prior service cost.............................      26       27
Unrecognized actuarial gain.................................     (22)     (12)
                                                              ------   ------
Net amount recognized at end of year........................  $ (103)  $ (103)
                                                              ======   ======
ACTUARIAL ASSUMPTIONS
Discount rate...............................................     7.5%     7.5%
Expected long-term rate of return on assets.................    10.0%    10.0%
Health care cost trend rates -- Under 65....................     5.8%     8.0%
Health care cost trend rates -- 65 and over.................     6.2%     9.0%

     The assumed health care rates gradually decline to 5.5% for both medical categories by 2010. The actuarial gains and losses are due to changes in actuarial assumptions.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2000 would increase by approximately 3.15%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 2.58%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2000 would decrease by approximately 3.24%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 2.66%.

  (e) Postemployment Benefits.

     Net postemployment benefit costs for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

participants in the long-term disability plan) were not material in 1998 and were $11 million in 1999 and $1 million in 2000.

  (f) Other Non-qualified Plans.

     RERC participates in Reliant Energy's deferred compensation plans which permit eligible participants to elect each year to defer a percentage of up to 100% of that year's salary and that year's annual bonus. In general, employees who attain the age of 60 during employment and participate in Reliant Energy's deferred compensation plans may elect to have their deferred compensation amounts repaid in (a) 15 equal annual installments commencing at the later of age 65 or termination of employment or (b) a lump-sum distribution following termination of employment. Interest generally accrues on deferrals at a rate equal to the average Moody's Long-Term Corporate Bond Index plus 2%, determined annually until termination when the rate is fixed at the greater of the rate in effect at age 64 or at age 65. During 1998, 1999 and 2000, RERC recorded interest expense related to its deferred compensation obligation of $1 million each year. The discounted deferred compensation obligation recorded by RERC was $11 million and $10 million as of December 31, 1999 and 2000, respectively.

  (g) Other Employee Matters.

     As of December 31, 2000, approximately 27% of RERC's employees were subject to collective bargaining arrangements, of which contracts covering 4% of RERC's employees will expire prior to December 31, 2001.

(8) INCOME TAXES

     The components of income from continuing operations before taxes are as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
United States...............................................   $206     $193     $177
Foreign.....................................................     --       --       15
                                                               ----     ----     ----
          Income from continuing operations before income
            taxes...........................................   $206     $193     $192
                                                               ====     ====     ====

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     RERC's current and deferred components of income tax expense are as follows:

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              ------------------
                                                              1998   1999   2000
                                                              ----   ----   ----
                                                                (IN MILLIONS)
Current
  Federal...................................................  $ 30   $27    $52
  State.....................................................     7     4      9
  Foreign...................................................    --    --      3
                                                              ----   ---    ---
          Total current.....................................  $ 37   $31    $64
                                                              ----   ---    ---
Deferred
  Federal...................................................  $ 61   $53    $24
  State.....................................................    14     5      1
  Foreign...................................................    --    --      4
                                                              ----   ---    ---
          Total deferred....................................  $ 75   $58    $29
                                                              ----   ---    ---
Income tax expense..........................................  $112   $89    $93
                                                              ====   ===    ===

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1998     1999     2000
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Income from continuing operations before income taxes.......   $206     $193     $192
  Federal statutory rate....................................     35%      35%      35%
                                                               ----     ----     ----
Income tax expense at statutory rate........................     72       68       67
                                                               ----     ----     ----
Increase (decrease) in tax resulting from:
  State income taxes, net of valuation allowances and
     federal income tax Benefit(1)..........................     15        5        6
  Goodwill amortization.....................................     18       18       18
  Other, net................................................      7       (2)       2
                                                               ----     ----     ----
          Total.............................................     40       21       26
                                                               ----     ----     ----
Income tax expense..........................................   $112     $ 89     $ 93
                                                               ====     ====     ====
Effective Rate..............................................   54.4%    46.1%    48.7%

---------------

(1) Calculation of the accrual for state income taxes at the end of each year requires that RERC estimate the manner in which its income for that year will be allocated and/or apportioned among the various states in which it conducts business, which states have widely differing tax rules and rates. These allocation/apportionment factors change from year to year and the amount of taxes ultimately payable may differ from that estimated as a part of the accrual process. For these reasons, the amount of state income tax expense may vary significantly from year to year, even in the absence of significant changes to state income tax valuation allowances or changes in individual state income tax rates.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following were RERC's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                              DECEMBER 31,
                                                              -------------
                                                              1999    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Deferred tax assets:
  Employee benefits.........................................  $ 23    $ 45
  Allowance for doubtful accounts...........................     5      17
  Operating loss carryforwards..............................    39      63
  Alternative minimum tax and other credit carryforwards....    34      25
  Other.....................................................    58      37
  Valuation allowance.......................................   (19)    (48)
                                                              ----    ----
          Total deferred tax assets, net....................   140     139
                                                              ----    ----
Deferred tax liabilities:
  Depreciation..............................................   547     574
  Deferred gas costs........................................    33      58
  Deferred state income taxes...............................    69      69
  Other.....................................................    24      22
                                                              ----    ----
          Total deferred tax liabilities....................   673     723
                                                              ----    ----
          Accumulated deferred income taxes, net............  $533    $584
                                                              ====    ====

     Tax Attribute Carryforwards. At December 31, 2000, RERC had $7 million and $495 million of federal and state tax net operating loss carryforwards, respectively. The loss carryforwards are available to offset future respective federal and state taxable income through the year 2020.

     At December 31, 2000, RERC had $9 million of federal alternative minimum tax credits which are available to reduce future federal income taxes payable over an indefinite period and approximately $1 million of state alternative minimum tax credits that are available to reduce future state income taxes payable through the year 2002.

     The valuation allowance reflects a net increase of $10 million and $29 million in 1999 and 2000, respectively. These net increases resulted from a reassessment of RERC's future ability to use state tax net operating loss carryforwards, offset by changes in valuation allowances provided for expiring state net operating loss carryforwards.

     Tax Refund Case. In December 2000, RERC received a refund from the IRS of $32 million in taxes and interest following an audit of its tax returns and refund claims for the 1979 through 1993 tax years. Interest of $26 million related to the period prior to the acquisition of RERC by Reliant Energy was recorded as a reduction of goodwill. The income statement effect of $4 million (after-tax) was recorded in RERC's Statement of Consolidated Income in 2000. All of RERC Corp.'s consolidated federal income tax returns have been audited and settled.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(9) COMMITMENTS AND CONTINGENCIES

  (a) Lease Commitments.

     The following table sets forth information concerning RERC's obligations under non-cancelable long-term operating leases principally consisting of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions):

2001........................................................  $13
2002........................................................    8
2003........................................................    7
2004........................................................    5
2005........................................................    4
2006 and beyond.............................................   18
                                                              ---
          Total.............................................  $55
                                                              ===

     RERC has a master leasing agreement which provides for the lease of vehicles, construction equipment, office furniture, data processing equipment and other property. For accounting purposes, the lease is treated as an operating lease. At December 31, 2000, the unamortized value of equipment covered by the master leasing agreement was $10 million. RERC does not expect to lease additional property under this lease agreement.

     Total rental expense for all leases was $25 million, $33 million and $19 million in 1998, 1999 and 2000, respectively.

  (b) Transportation Agreement.

     A predecessor of Reliant Energy Services had an agreement (ANR Agreement) with ANR Pipeline Company (ANR) which contemplated that RERC would transfer to ANR an interest in some of RERC's pipeline and related assets. The interest represented capacity of 250 Mmcf/day. Under the ANR Agreement, an ANR affiliate advanced $125 million to RERC. Subsequently, the parties restructured the ANR Agreement and RERC refunded in 1995 and 1993, respectively, $50 million and $34 million to ANR or an affiliate. Reliant Energy Services recorded a liability reflecting ANR's or its affiliates' use of 130 Mmcf/day of capacity in some of RERC's transportation facilities. The level of transportation will decline to 100 Mmcf/day in the year 2003 with a refund of $5 million to an ANR affiliate. The ANR Agreement will terminate in 2005 with a refund of the $36 million. RERC has agreed to reimburse Reliant Energy Services for any transportation payments made under the ANR agreement and for the refund of the $41 million. In RERC's Consolidated Balance Sheets, RERC has recorded a long-term notes payable to Reliant Energy Services of $28 million and a deferred obligation to ANR of $13 million as of December 31, 2000.

  (c) Environmental Matters.

     Manufactured Gas Plant Sites. RERC and its predecessors operated a manufactured gas plant (MGP) adjacent to the Mississippi River in Minnesota formerly known as Minneapolis Gas Works (MGW) until 1960. RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating cleanup of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites it neither owned nor operated.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At December 31, 1999 and 2000, RERC had accrued $19 million and $17 million, respectively, for remediation of the Minnesota sites. At December 31, 2000, the estimated range of possible remediation costs was $8 million to $36 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

     Other Minnesota Matters. At December 31, 1999 and 2000, RERC had recorded accruals of $1 million and $2 million, respectively (with a maximum estimated exposure for these accruals of approximately $13 million and $17 million at December 31, 1999 and 2000, respectively), for other environmental matters in Minnesota for which remediation may be required.

     Issues relating to the identification and remediation of MGPs are common in the natural gas distribution industry. RERC has received notices from the United States Environmental Protection Agency and others regarding its status as a potentially responsible party (PRP) for other sites. Based on current information, RERC has not been able to quantify a range of environmental expenditures for potential remediation expenditures with respect to other MGP sites.

     Mercury Contamination. RERC's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by RERC at some sites in the past, and RERC has conducted remediation at sites found to be contaminated. Although RERC is not aware of additional specific sites, it is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by RERC and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, RERC believes that the costs of any remediation of these sites will not be material to RERC's financial position, results of operations or cash flows.

     Potentially Responsible Party Notifications. From time to time RERC has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. Considering the information currently known about such sites and the involvement of RERC in activities at these sites, RERC does not believe that these matters will have a material adverse effect on RERC's financial position, results of operations or cash flows.

  (d) Other Legal Matters.

     California Wholesale Market. Reliant Energy and Reliant Energy Services have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. RERC Corp. has also been named as a defendant in one of the lawsuits. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 1), Reliant Resources will agree to indemnify Reliant Energy and RERC Corp. for any damages arising under this lawsuit and may elect to defend this lawsuit at Reliant Resources' own expense. This lawsuit was filed in Superior Court in San Francisco County in January 2001. While plaintiffs alleged various violations by the defendants of the state antitrust laws and state laws against unfair and unlawful business practices, this lawsuit is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in this lawsuit seek restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity during all or portions of 2000, costs of suit and attorneys' fees. Defendants have filed petitions to remove this case to federal court. Furthermore, defendants have filed a motion with the Panel on Multidistrict Litigation seeking transfer and consolidation of all the cases. This lawsuit has only recently been filed.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Therefore, the ultimate outcome of this lawsuit cannot be predicted with any degree of certainty at this time. However, RERC Corp. does not believe, based on its analysis to date of the claims asserted in this lawsuit, the indemnification agreement with Reliant Resources and the underlying facts, that resolution of this lawsuit will have a material adverse effect on RERC's financial condition, results of operations or cash flows.

     RERC is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effects, if any, from the disposition of these matters will not have a material adverse effect on RERC's financial position, results of operations or cash flows.

(10) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

                                                                   YEAR ENDED DECEMBER 31,
                                                            -------------------------------------
                                                                  1999                2000
                                                            -----------------   -----------------
                                                            CARRYING    FAIR    CARRYING    FAIR
                                                             AMOUNT    VALUE     AMOUNT    VALUE
                                                            --------   ------   --------   ------
                                                                        (IN MILLIONS)
Financial assets of RERC:
  Energy derivatives -- non-trading.......................   $   --    $    3    $   --    $   93
Financial liabilities of RERC:
  Long-term debt..........................................    1,444     1,426     1,539     1,543
  Trust preferred securities..............................        1         1         1         1
  Energy derivatives -- non-trading.......................       --         1        --        34

     The fair values of cash and cash equivalents, marketable equity securities and short-term borrowings are estimated to be equivalent to carrying amounts. The fair value of financial instruments included in the trading operations are marked-to-market at December 31, 1999 (see Note 4). Therefore, they are stated at fair value and are excluded from the table above as of December 31, 1999. The remaining fair values have been determined using quoted market prices of the same or similar securities when available or other estimation techniques.

(11) UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data is as follows:

                                                                 YEAR ENDED DECEMBER 31, 1999
                                                             -------------------------------------
                                                              FIRST    SECOND     THIRD    FOURTH
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
                                                                         (IN MILLIONS)
Operating revenues.........................................  $1,828    $2,431    $3,447    $2,837
Operating income...........................................     150        45        28        78
Income (loss) from continuing operations...................      71         6        (7)       34
Loss from discontinued operations, net of tax..............      --        --        --        (4)
Net income (loss)..........................................      71         6        (7)       30

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                                 YEAR ENDED DECEMBER 31, 2000
                                                             -------------------------------------
                                                              FIRST    SECOND     THIRD    FOURTH
                                                             QUARTER   QUARTER   QUARTER   QUARTER
                                                             -------   -------   -------   -------
                                                                         (IN MILLIONS)
Operating revenues.........................................  $3,099    $4,005    $7,265    $8,290
Operating income...........................................     155        16         9       152
Income (loss) from continuing operations...................      59        (9)      (19)       67
Loss from discontinued operations, net of tax..............      (4)       (4)       (8)       (8)
Net income (loss)..........................................      55       (13)      (27)       59

(12) REPORTABLE SEGMENTS

     Because RERC Corp. is a wholly owned subsidiary of Reliant Energy, RERC's determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Segment financial data includes information for Reliant Energy and RERC on a combined basis, except for Electric Operations, which has no RERC operations. Reconciling items included under the caption "Elimination of Non-RERC Operations" reduce the consolidated Reliant Energy amounts by those operations not conducted within the RERC legal entity. Operations not owned or operated by RERC but included in segment information before elimination include primarily the operations and assets of Reliant Energy's non-rate regulated power generation business, Reliant Energy's Dutch power generation operation (N.V. UNA), Reliant Energy's investment in AOL Time Warner securities and non-RERC corporate expenses.

     The accounting policies of the segments are the same as those described in the summary of significant accounting policies except that some executive benefit costs have not been allocated to segments. Reliant Energy evaluates performance based on operating income, excluding some corporate costs not allocated to the segments. Reliant Energy and RERC account for intersegment sales as if the sales were to third parties, that is, at current market prices.

     Reliant Energy's financial reporting segments include the following:
Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy and Other Operations. Natural Gas Distribution consists of intrastate natural gas sales to, and natural gas transportation for, residential, commercial and industrial customers, and some non-rate regulated retail gas marketing operations. Pipelines and Gathering includes the interstate natural gas pipeline operations and natural gas gathering and pipeline services. Wholesale Energy is engaged in the acquisition, development and operation of non-rate regulated power generation facilities as well as the wholesale energy trading, marketing, power origination and risk management services in North America. European Energy is engaged in the operation of power generation facilities in the Netherlands, as well as the wholesale energy trading and marketing in Europe. Other Operations includes unallocated general corporate expenses, unregulated retail electric operations, a communications business, an eBusiness group and non-operating investments. During 2000, Reliant Energy transferred RERC's non-rate regulated retail gas marketing from Other Operations to Natural Gas Distribution and RERC's natural gas gathering business from Wholesale Energy to Pipelines and Gathering. Reportable segments from previous years have been restated to conform to the 2000 presentation. All of RERC's long-lived assets are in the United States.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Financial data for business segments and products and services are as follows:

                                                                                                       ELIMINATION
                                                                                                         OF NON-
                                NATURAL GAS    PIPELINES AND   WHOLESALE     OTHER      RECONCILING       RERC
                                DISTRIBUTION     GATHERING      ENERGY     OPERATIONS   ELIMINATIONS   OPERATIONS    CONSOLIDATED
                                ------------   -------------   ---------   ----------   ------------   -----------   ------------
                                                                          (IN MILLIONS)
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 1998:
Revenues from external
  customers...................     $2,363         $  168        $4,248       $  101       $    --       $   (122)      $ 6,758
Intersegment revenues.........         63            178           168            1          (410)            --            --
Depreciation and
  amortization................        131             48            14           10            --            (11)          192
Operating income (loss).......        167            146            42          (77)           --             32           310
Total assets..................      3,061          2,217         1,458        1,523          (358)        (1,293)        6,608
Expenditures for additions to
  long-lived assets...........        162             76           347           28            --           (359)          254
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 1999:
Revenues from external
  customers...................      2,742            163         7,648           34            --            (44)       10,543
Intersegment revenues.........         46            168           264            1          (479)            --            --
Depreciation and
  amortization................        137             53            21            6            --            (18)          199
Operating income (loss).......        158            131            27          (71)           --             56           301
Total assets..................      3,700          2,486         2,821        4,308        (1,125)        (4,669)        7,521
Expenditures for additions to
  long-lived assets...........        206             79           481           89            --           (567)          288
AS OF AND FOR THE YEAR ENDED
  DECEMBER 31, 2000:
Revenues from external
  customers...................      4,379            177        18,655           55            --           (607)       22,659
Intersegment revenues.........         33            207           579           --          (819)            --            --
Depreciation and
  amortization................        145             56           109           14            --           (110)          214
Operating income (loss).......        113            137           482         (172)           --           (228)          332
Total assets..................      4,462          2,357        11,312        1,648        (1,061)       (12,142)        6,576
Expenditures for additions to
  long-lived assets...........        195             61         1,966           91            --         (2,022)          291

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               YEAR ENDED DECEMBER 31,
                                                              --------------------------
                                                               1998     1999      2000
                                                              ------   -------   -------
                                                                    (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO NET INCOME:
Operating income............................................  $  310   $   301   $   332
Interest expense............................................    (111)     (119)     (143)
Distribution on trust preferred securities..................      (1)       --        --
Other income................................................       8        11         2
Income taxes................................................    (112)      (89)      (93)
Loss from discontinued operations...........................      --        (4)      (24)
                                                              ------   -------   -------
          Net income........................................  $   94   $   100   $    74
                                                              ======   =======   =======
REVENUES BY PRODUCTS AND SERVICES:
Retail gas sales............................................  $2,372   $ 2,669   $ 4,291
Wholesale energy and energy related sales...................   4,248     7,808    19,290
Gas transport...............................................     168       158       122
Energy products and services................................      92       105       142
Elimination of non-RERC operations..........................    (122)     (197)   (1,186)
                                                              ------   -------   -------
          Total.............................................  $6,758   $10,543   $22,659
                                                              ======   =======   =======
REVENUES BY GEOGRAPHIC AREAS
U.S.........................................................  $6,758   $10,427   $21,609
Canada......................................................      --       116     1,050
                                                              ------   -------   -------
          Total.............................................  $6,758   $10,543   $22,659
                                                              ======   =======   =======

(13) DISCONTINUED OPERATIONS

     As discussed in Note 1, on December 31, 2000, RERC transferred all of the outstanding stock of RE Europe Trading to Reliant Resources. As a result of the transfer, RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's Consolidated Financial Statements in accordance with Accounting Principles Board Opinion No. 30 (APB No. 30). Below is a table of the operating results of RE Europe Trading for the years ended December 31, 1999 and 2000. There were no operations of RE Europe Trading in 1998.

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                              -------------
                                                              1999    2000
                                                              -----   -----
                                                              (IN MILLIONS)
Revenues....................................................   $--    $ 37
Operating expenses..........................................     4      61
Operating loss..............................................    (4)    (24)
Net loss....................................................    (4)    (24)

     In addition to RE Europe Trading, RERC transferred its interests in RESI, Arkla Finance and Reliant Energy Services to Reliant Resources as described in
Note 1. The transfer of these operations did not result in the disposal of a segment of business as defined under APB No. 30. Revenues for these operations were $4 billion, $8 billion, and $19 billion for 1998, 1999 and 2000, respectively. These operations had a net loss of $4 million in 1998. These operations had net income of $21 million and $6 million in 1999 and 2000, respectively.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(14) SUBSEQUENT EVENT

     In February 2001, RERC Corp. issued $550 million of unsecured unsubordinated notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy and for general corporate purposes.

                          INDEPENDENT AUDITORS' REPORT

Reliant Energy Resources Corp.:

     We have audited the accompanying consolidated balance sheets of Reliant Energy Resources Corp. and its subsidiaries (RERC) as of December 31, 1999 and 2000, and the related statements of consolidated income, consolidated stockholder's equity and comprehensive income and consolidated cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the RERC's financial statement schedule listed in Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of RERC's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Reliant Energy Resources Corp. and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Houston, Texas
March 16, 2001

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF RELIANT ENERGY AND RERC CORP.

  (a) Reliant Energy.

     The information called for by Item 10, to the extent not set forth in "Executive Officers of Reliant Energy" in Item 1, is or will be set forth in the definitive proxy statement relating to Reliant Energy's 2001 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 10 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

  (b) RERC Corp.

     The information called for by Item 10 with respect to RERC Corp. is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11. EXECUTIVE COMPENSATION.

  (a) Reliant Energy.

     The information called for by Item 11 is or will be set forth in the definitive proxy statement relating to Reliant Energy's 2001 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 11 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

  (b) RERC Corp.

     The information called for by Item 11 with respect to RERC Corp. is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  (a) Reliant Energy.

     The information called for by Item 12 is or will be set forth in the definitive proxy statement relating to Reliant Energy's 2001 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 12 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

  (b) RERC Corp.

     The information called for by Item 12 with respect to RERC Corp. is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  (a) Reliant Energy.

     The information called for by Item 13 is or will be set forth in the definitive proxy statement relating to Reliant Energy's 2001 annual meeting of shareholders pursuant to SEC Regulation 14A. Such definitive proxy statement relates to a meeting of shareholders involving the election of directors and the portions thereof called for by Item 13 are incorporated herein by reference pursuant to Instruction G to Form 10-K.

  (b) RERC Corp.

     The information called for by Item 13 with respect to RERC Corp. is omitted pursuant to Instruction I(2)(a) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1)  Reliant Energy Financial Statements.
            Statements of Consolidated Income for the Three Years Ended
            December 31, 2000...........................................    75
            Statements of Consolidated Comprehensive Income for the
            Three Years Ended
            December 31, 2000...........................................    76
            Consolidated Balance Sheets at December 31, 2000 and 1999...    77
            Statements of Consolidated Cash Flows for the Three Years
            Ended
            December 31, 2000...........................................    78
            Statements of Consolidated Stockholders' Equity for the
            Three Years Ended
            December 31, 2000...........................................    79
            Notes to Consolidated Financial Statements..................    80
            Independent Auditors' Report -- Company.....................   140
            RERC Corp. Financial Statements.
            Statements of Consolidated Income for the Years Ended
            December 31, 2000...........................................   146
            Statements of Consolidated Stockholder's Equity and
            Comprehensive Income for the
            Years Ended December 31, 2000...............................   147
            Consolidated Balance Sheets at December 31, 2000 and 1999...   148
            Statements of Consolidated Cash Flows for the Years Ended
            December 31, 2000...........................................   149
            Notes to Consolidated Financial Statements..................   150
            Independent Auditors' Report -- RERC Corp. .................   177
            Reliant Energy Financial Statement Schedules for the Three
    (a)(2)  Years Ended December 31, 2000.
            Reliant Energy: II -- Reserves..............................   181
            RERC Corp. Financial Statement Schedules for the Three Years
            Ended December 31, 2000.
            RERC Corp.: II -- Reserves..................................   182

      The following schedules are omitted for each of Reliant Energy and RERC Corp. because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

           I, III, IV and V.

     (a)(3) Exhibits

            See Index of Exhibits for Reliant Energy (page 186) and RERC Corp. (page 193), which indexes also include the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.

     (b) Reports on Form 8-K.

  Reliant Energy:

     - On October 25, 2000, a report on Form 8-K was filed reporting on Reliant Energy's third quarter earnings.

     - On January 26, 2000, a report on Form 8-K was filed reporting on Reliant Energy's fourth quarter earnings.

  RERC Corp.:

     - On October 25, 2000, a report on Form 8-K was filed reporting on RERC Corp.'s third quarter earnings.

     - On January 14, 2001, a report on Form 8-K dated December 31, 2000 was filed reporting the transfer of certain assets from RERC Corp. to another subsidiary of Reliant Energy.

     - On January 26, 2001, a report on Form 8-K was filed reporting on RERC Corp.'s fourth quarter earnings.

     - On February 21, 2001, a report on Form 8-K dated February 15, 2001 was filed in order to file a supplemental indenture and related documents.

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                            SCHEDULE II -- RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (THOUSANDS OF DOLLARS)

                COLUMN A                    COLUMN B          COLUMN C           COLUMN D     COLUMN E
                --------                   ----------   ---------------------   ----------   ----------
                                                              ADDITIONS
                                                        ---------------------
                                           BALANCE AT   CHARGED     CHARGED     DEDUCTIONS   BALANCE AT
                                           BEGINNING      TO       TO OTHER        FROM        END OF
DESCRIPTION                                OF PERIOD    INCOME    ACCOUNTS(1)    RESERVES      PERIOD
-----------                                ----------   -------   -----------   ----------   ----------
Year Ended December 31, 2000:
  Accumulated provisions:
     Uncollectible accounts receivable...   $33,519     $95,376    $   (597)     $23,409      $104,889
     Reserves deducted from price risk
       management assets.................    11,511      54,621          --           --        66,132
     Reserves for accrue-in-advance major
       maintenance.......................    47,809      41,306        (787)      61,253        27,075
     Reserves for inventory..............     5,806         372      17,053       16,004         7,227
     Deferred tax asset valuation........    19,139      48,798          --           --        67,937
Year Ended December 31, 1999:
  Accumulated provisions:
     Uncollectible accounts receivable...    26,106      16,296       7,490       16,373        33,519
     Reserves deducted from price risk
       management assets.................     6,464       5,047          --           --        11,511
     Reserves for accrue-in-advance major
       maintenance.......................    35,249       5,826      17,411       10,677        47,809
     Reserves for inventory..............     6,574          72          --          840         5,806
     Deferred tax asset valuation........     8,591      10,548          --           --        19,139
Year Ended December 31, 1998:
  Accumulated provisions:
     Uncollectible accounts receivable...    16,166      20,871          --       10,931        26,106
     Reserves deducted from price risk
       management assets.................        --       6,464          --           --         6,464
     Reserves for accrue-in-advance major
       maintenance.......................        --       4,181      31,068           --        35,249
     Reserves for inventory..............       106          79       7,026          637         6,574
     Deferred tax asset valuation........     6,353       2,238          --           --         8,591

---------------

(1) Charged to Other Accounts primarily relates to obligations acquired in business acquisitions.

                RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
          (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                            SCHEDULE II -- RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2000
                             (THOUSANDS OF DOLLARS)

                COLUMN A                   COLUMN B          COLUMN C           COLUMN D     COLUMN E
                --------                  ----------   ---------------------   ----------   ----------
                                                             ADDITIONS
                                                       ---------------------
                                          BALANCE AT   CHARGED     CHARGED     DEDUCTIONS   BALANCE AT
                                          BEGINNING      TO       TO OTHER        FROM        END OF
DESCRIPTION                               OF PERIOD    INCOME    ACCOUNTS(1)    RESERVES      PERIOD
-----------                               ----------   -------   -----------   ----------   ----------
Year Ended December 31, 2000:
  Accumulated provisions:
     Uncollectible accounts
       receivable.......................   $25,287     $32,119    $ (7,803)     $17,079      $32,524
     Reserves deducted from price risk
       management assets................    11,511      54,621     (66,132)          --           --
     Reserves for inventory.............        90         372          --           63          399
     Deferred tax asset valuation.......    19,139      28,538          --           --       47,677
Year Ended December 31, 1999:
  Accumulated provisions:
     Uncollectible accounts
       receivable.......................    21,566      16,296          --       12,575       25,287
     Reserves deducted from price risk
       management assets................     6,464       5,047          --           --       11,511
     Reserves for inventory.............        69          72          --           51           90
     Deferred tax asset valuation.......     8,591      10,548          --           --       19,139
Year Ended December 31, 1998:
  Accumulated provisions:
     Uncollectible accounts
       receivable.......................    16,783      15,714          --       10,931       21,566
     Reserves deducted from price risk
       management assets................        --       6,464          --           --        6,464
     Reserves for inventory.............       106          79          --          116           69
     Deferred tax asset valuation.......     6,353       2,238          --           --        8,591

---------------

(1) Charged to Other Accounts in 2000 relates to reserves that were transferred to Reliant Resources, Inc.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the fifteenth day of March, 2001.

                                            RELIANT ENERGY, INCORPORATED
                                            (Registrant)

                                            By:   /s/ R. STEVE LETBETTER
                                              ----------------------------------
                                                     R. Steve Letbetter,
                                                Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2001.

                      SIGNATURE                                            TITLE
                      ---------                                            -----
               /s/ R. STEVE LETBETTER                  Chairman, President, Chief Executive Officer
-----------------------------------------------------    and Director (Principal Executive Officer
                (R. Steve Letbetter)                     and Director)

                /s/ STEPHEN W. NAEVE                   Vice Chairman and Chief Financial Officer
-----------------------------------------------------    (Principal Financial Officer)
                 (Stephen W. Naeve)

              /s/ MARY P. RICCIARDELLO                 Senior Vice President and Chief Accounting
-----------------------------------------------------    Officer (Principal Accounting Officer)
               (Mary P. Ricciardello)

               /s/ JAMES A. BAKER, III                 Director
-----------------------------------------------------
                (James A. Baker, III)

              /s/ RICHARD E. BALZHISER                 Director
-----------------------------------------------------
               (Richard E. Balzhiser)

                 /s/ MILTON CARROLL                    Director
-----------------------------------------------------
                  (Milton Carroll)

                  /s/ JOHN T. CATER                    Director
-----------------------------------------------------
                   (John T. Cater)

              /s/ O. HOLCOMBE CROSSWELL                Director
-----------------------------------------------------
               (O. Holcombe Crosswell)

              /s/ ROBERT J. CRUIKSHANK                 Director
-----------------------------------------------------
               (Robert J. Cruikshank)

                      SIGNATURE                                            TITLE
                      ---------                                            -----

                 /s/ LINNET F. DEILY                   Director
-----------------------------------------------------
                  (Linnet F. Deily)

                 /s/ T. MILTON HONEA                   Director
-----------------------------------------------------
                  (T. Milton Honea)

                 /s/ LAREE E. PEREZ                    Director
-----------------------------------------------------
                  (Laree E. Perez)

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the fifteenth day of March, 2001.

                                            RELIANT ENERGY RESOURCES CORP.
                                            (Registrant)

                                            By:   /s/ R. STEVE LETBETTER
                                              ----------------------------------
                                                     R. Steve Letbetter,
                                                Chairman, President and Chief
                                                      Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 15, 2001.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
           /s/ R. STEVE LETBETTER              Chairman, President and Chief Executive
---------------------------------------------    Officer (Principal Executive Officer and
            (R. Steve Letbetter)                 Principal Financial Officer)

          /s/ MARY P. RICCIARDELLO             Senior Vice President (Principal Accounting
---------------------------------------------    Officer)
           (Mary P. Ricciardello)

            /s/ STEPHEN W. NAEVE               Sole Director
---------------------------------------------
             (Stephen W. Naeve)

                          RELIANT ENERGY, INCORPORATED
                         RELIANT ENERGY RESOURCES CORP.

              EXHIBITS TO THE COMBINED ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2000

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

(A) RELIANT ENERGY, INCORPORATED

                                                                           REPORT OR              SEC FILE OR
   EXHIBIT                                                               REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                      DESCRIPTION                                STATEMENT                 NUMBER     REFERENCE
   -------                      -----------                              ------------             ------------  ---------
    2(a)(1)    -- Agreement and Plan of Merger among former    HI's Form 8-K dated August 11,     1-7629        2
                  Houston Industries Incorporated ("HI"),      1996
                  Houston Lighting & Power ("HL&P" or
                  "Reliant Energy"), HI Merger, Inc. and
                  NorAm dated August 11, 1996
    2(a)(2)    -- Amendment to Agreement and Plan of Merger    Registration Statement on Form     333-11329     2(c)
                  among HI, HL&P, HI Merger, Inc. and NorAm    S-4
                  dated August 11, 1996
    2(b)(1)    -- Share Subscription Agreement dated March     Form 10-Q for the quarter ended    1-3187        10.2
                 29, 1999 among Reliant Energy Wholesale       March 31, 1999
                  Holdings (Europe) Inc., Provincie Noord
                  Holland, Gemeente Amsterdam, N.V.
                  Provinciaal En Gemeenelijk Utrechts
                  Stroomleveringsdedrijf, Reliant Energy
                  Power Generation, Inc. and UNA
    2(b)(2)    -- Share Purchase Agreement dated March 29,     Form 10-Q for the quarter ended    1-3187        10.3
                 1999 among Reliant Energy Wholesale Holdings  March 31, 1999
                  (Europe) Inc., Provincie Noord Holland,
                  Gemeente Amsterdam, N.V. Provinciaal En
                  Gemeenelijk Utrechts
                  Stroomleveringsdedrijf, Reliant Energy
                  Power Generation, Inc. and UNA
    2(b)(3)    -- Deed of Amendment dated September 2, 1999    Form 10-K for the year ended       1-3187        2(b)(3)
                  among Reliant Energy Wholesale Holdings      December 31, 1999
                  (Europe) Inc., Provincie Noord Holland,
                  Gemeente Amsterdam, N.V. Provinciaal En
                  Gemeenelijk Utrechts
                  Stroomleveringsdedrijf, Reliant Energy
                  Power Generation, Inc. and UNA
    2(c)       -- Purchase Agreement dated as of February 19,  Form 10-K for the year ended       1-3187        2(c)
                  2000 among Reliant Energy Power Generation,  December 31, 1999
                  Inc., Reliant Energy, Sithe Energies, Inc.
                  and Sithe Northeast Generating Company,
                  Inc.
    3(a)       -- Restated Articles of Incorporation of        Form 10-K for the year ended       1-3187        3(a)
                 Reliant Energy, restated as of September      December 31, 1997
                  1997
    3(b)       -- Amendment to Restated Articles of            Form 10-Q for the quarter ended    1-3187        3(b)
                 Incorporation of Reliant Energy, as of May    March 31, 1999
                  5, 1999
    3(c)       -- Amended and Restated Bylaws of Reliant       Form 10-Q for the quarter ended    1-3187        3
                 Energy adopted May 3, 2000                    March 31, 2000
    3(d)       -- Statement of Resolution Establishing Series  Form 10-Q for the quarter ended    1-3187        3(c)
                 of Shares designated Series C Preference      March 31, 1998
                  Stock
    3(e)       -- Statement of Resolution Establishing Series  Form 10-K for the year ended       1-3187        3(e)
                 of Shares designated Series D Preference      December 31, 1999
                  Stock

                                                                           REPORT OR              SEC FILE OR
   EXHIBIT                                                               REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                      DESCRIPTION                                STATEMENT                 NUMBER     REFERENCE
   -------                      -----------                              ------------             ------------  ---------
    3(f)       -- Statement of Resolution Establishing Series  Form 10-K for the year ended       1-3187        3(f)
                 of Shares designated Series E Preference      December 31, 1999
                  Stock
    3(g)       -- Statement of Resolution Establishing Series  Form 10-K for the year ended       1-3187        3(g)
                 of Shares designated Series F Preference      December 31, 1999
                  Stock
    3(h)       -- Articles/Certificate of Correction relating  Form 10-K for the year ended       1-3187        3(h)
                 to the Statement of Resolution Establishing   December 31, 1999
                  Series of Shares designated Series F
                  Preference Stock
    3(i)       -- Statement of Resolution Establishing Series  Form 10-K for the year ended       1-3187        3(i)
                 of Shares designated Series G Preference      December 31, 1999
                  Stock
    3(j)       -- Statement of Resolution Establishing Series  Form 10-Q for quarter ended June   1-3187        3(a)
                 of Shares designated Series H Preference      30, 2000
                  Stock
    3(k)       -- Statement of Resolution Establishing Series  Form 10-Q for quarter ended June   1-3187        3(b)
                 of Shares designated Series I Preference      30, 2000
                  Stock
    3(l)       -- Statement of Resolution Establishing Series  Form 10-Q for quarter ended June   1-3187        3(c)
                 of Shares designated Series J Preference      30, 2000
                  Stock
    3(m)       -- Statement of Resolution Establishing Series  Form 10-Q for quarter ended        1-3187        3
                 of Shares designated Series K Preference      September 30, 2000
                  Stock
   +3(n)       -- Statement of Resolution Establishing Series
                 of Shares designated Series L Preference
                  Stock
   +3(o)       -- Statement of Resolution Establishing Series
                 of Shares designated Series M Preference
                  Stock
   +3(p)       -- Statement of Resolution Establishing Series
                 of Shares designated Series N Preference
                  Stock
   +3(q)       -- Statement of Resolution Establishing Series
                 of Shares designated Series O Preference
                  Stock
   +3(r)       -- Statement of Resolution Establishing Series
                 of Shares designated Series P Preference
                  Stock
   +3(s)       -- Statement of Resolution Establishing Series
                 of Shares designated Series Q Preference
                  Stock
   +3(t)       -- Statement of Resolution Establishing Series
                 of Shares designated Series R Preference
                  Stock
   +3(u)       -- Statement of Resolution Establishing Series
                 of Shares designated Series S Preference
                  Stock
   +3(v)       -- Statement of Resolution Establishing Series
                 of Shares designated Series T Preference
                  Stock
   +3(w)       -- Statement of Resolution Establishing Series
                 of Shares designated Series U Preference
                  Stock
   +3(x)       -- Statement of Resolution Establishing Series
                 of Shares designated Series V Preference
                  Stock
    4(a)(1)    -- Mortgage and Deed of Trust, dated November   Form S-7 of HL&P filed on August   2-59748       2(b)
                 1, 1944 between HL&P and Chase Bank of        25, 1977
                  Texas, National Association (formerly,
                  South Texas Commercial National Bank of
                  Houston), as Trustee, as amended and
                  supplemented by 20 Supplemental Indentures
                  thereto
    4(a)(2)    -- Twenty-First through Fiftieth Supplemental   HL&P's Form 10-K for the year      1-3187        4(a)(2)
                  Indentures to Exhibit 4(a)(1)                ended December 31, 1989
    4(a)(3)    -- Fifty-First Supplemental Indenture to        HL&P's Form 10-Q for the quarter   1-3187        4(a)
                  Exhibit 4(a)(1) dated as of March 25, 1991   ended June 30, 1991
    4(a)(4)    -- Fifty-Second through Fifty-Fifth             HL&P's Form 10-Q for the quarter   1-3187        4
                 Supplemental Indentures to Exhibit 4(a)(1)    ended March 31, 1992
                  each dated as of March 1, 1992

                                                                           REPORT OR              SEC FILE OR
   EXHIBIT                                                               REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                      DESCRIPTION                                STATEMENT                 NUMBER     REFERENCE
   -------                      -----------                              ------------             ------------  ---------
    4(a)(5)    -- Fifty-Sixth and Fifty-Seventh Supplemental   HL&P's Form 10-Q for the quarter   1-3187        4
                  Indentures to Exhibit 4(a)(1) each dated as  ended September 30, 1992 of October 1, 1992
    4(a)(6)    -- Fifty-Eighth and Fifty-Ninth Supplemental    HL&P's Form 10-Q for the quarter   1-3187        4
                  Indentures to Exhibit 4(a)(1) each dated as  ended March 31, 1993 of March 1, 1993
    4(a)(7)    -- Sixtieth Supplemental Indenture to Exhibit   HL&P's Form 10-Q for the quarter   1-3187        4
                  4(a)(1) dated as of July 1, 1993             ended June 30, 1993
    4(a)(8)    -- Sixty-First through Sixty-Third              HL&P's Form 10-K for the year      1-3187        4(a)(8)
                 Supplemental Indentures to Exhibit 4(a)(1)    ended December 31, 1993
                  each dated as of December 1, 1993
    4(a)(9)    -- Sixty-Fourth and Sixty-Fifth Supplemental    HL&P's Form 10-K for the year      1-3187        4(a)(9)
                  Indentures to Exhibit 4(a)(1) each dated as  ended December 31, 1995 of July 1, 1995
    4(b)(1)    -- Rights Agreement, dated July 11, 1990,       HI's Form 8-K dated July 11, 1990  1-7629        4(a)(1)
                 between the Company and Texas Commerce Bank,
                  National Association, as Rights Agent
                  (Rights Agent), which includes form of
                  Statement of Resolution Establishing Series
                  of Shares designated Series A Preference
                  Stock and form of Rights Certificate
    4(b)(2)    -- Agreement and Appointment of Agent, dated    HI's Form 8-K dated July 11, 1990  1-7629        4(a)(2)
                 as of July 11, 1990, between the Company and
                  the Rights Agent
    4(b)(3)    -- Form of Amended and Restated Rights          Registration Statement on Form     333-11329     4(b)(1)
                  Agreement executed on August 6, 1997,        S-4
                  including form of Statement of Resolution
                  Establishing Series of Shares Designated
                  Series A Preference Stock and form of
                  Rights Agreement
    4(b)(4)    -- Amendment No. 1 to Rights Agreement, dated   Form 10-Q for the quarter ended    1-3187        4
                 as of May 8, 2000, between Reliant Energy     March 31, 2000
                  and Chase Bank of Texas, National
                  Association as Rights Agent
    4(c)       -- Indenture, dated as of April 1, 1991,        HI's Form 10-Q for the quarter     1-7629        4(b)
                 between the Company and NationsBank of        ended June 30, 1991
                  Texas, National Association, as Trustee

     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, Reliant Energy has not filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities authorized do not exceed 10% of the total assets of Reliant Energy and its subsidiaries on a consolidated basis. Reliant Energy hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                         REPORT OR              SEC FILE OR
   EXHIBIT                                                             REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                     DESCRIPTION                               STATEMENT                 NUMBER     REFERENCE
   -------                     -----------                             ------------             ------------  ----------
   *10(a)(1)   -- Executive Benefit Plan of the Company and  HI's Form 10-Q for the quarter     1-7629        10(a)(1),
                  First and Second Amendments thereto        ended March 31, 1987                             10(a)(2),
                  effective as of June 1, 1982, July 1,                                                       and
                  1984, and May 7, 1986, respectively                                                         10(a)(3)
  +*10(a)(2)   -- Third Amendment dated September 17, 1999
                 to the Executive Benefit Plan of the
                  Company
   *10(b)(1)   -- Executive Incentive Compensation Plan of   HI's Form 10-K for the year ended  1-7629        10(b)
                 the Company effective as of January 1,      December 31, 1991
                  1982

                                                                         REPORT OR              SEC FILE OR
   EXHIBIT                                                             REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                     DESCRIPTION                               STATEMENT                 NUMBER     REFERENCE
   -------                     -----------                             ------------             ------------  ----------
   *10(b)(2)   -- First Amendment to Exhibit 10(b)(1)        HI's Form 10-Q for the quarter     1-7629        10(a)
                 effective as of March 30, 1992              ended March 31, 1992
   *10(b)(3)   -- Second Amendment to Exhibit 10(b)(1)       HI's Form 10-K for the year ended  1-7629        10(b)
                  effective as of November 4, 1992           December 31, 1992
   *10(b)(4)   -- Third Amendment to Exhibit 10(b)(1)        HI's Form 10-K for the year ended  1-7629        10(b)(4)
                  effective as of September 7, 1994          December 31, 1994
   *10(b)(5)   -- Fourth Amendment to Exhibit 10(b)(1)       Form 10-K for the year ended       1-3187        10(b)(5)
                  effective as of August 6, 1997             December 31, 1997
   *10(c)(1)   -- Executive Incentive Compensation Plan of   HI's Form 10-Q for the quarter     1-7629        10(b)(1)
                 the Company effective as of January 1,      ended March 31, 1987
                  1985
   *10(c)(2)   -- First Amendment to Exhibit 10(c)(1)        HI's Form 10-K for the year ended  1-7629        10(b)(3)
                 effective as of January 1, 1985             December 31, 1988
   *10(c)(3)   -- Second Amendment to Exhibit 10(c)(1)       HI's Form 10-K for the year ended  1-7629        10(c)(3)
                  effective as of January 1, 1985            December 31, 1991
   *10(c)(4)   -- Third Amendment to Exhibit 10(c)(1)        HI's Form 10-Q for the quarter     1-7629        10(b)
                  effective as of March 30, 1992             ended March 31, 1992
   *10(c)(5)   -- Fourth Amendment to Exhibit 10(c)(1)       HI's Form 10-K for the year ended  1-7629        10(c)(5)
                  effective as of November 4, 1992           December 31, 1992
   *10(c)(6)   -- Fifth Amendment to Exhibit 10(c)(1)        HI's Form 10-K for the year ended  1-7629        10(c)(6)
                 effective as of September 7, 1994           December 31, 1994
   *10(c)(7)   -- Sixth Amendment to Exhibit 10(c)(1)        Form 10-K for the year ended       1-3187        10(c)(7)
                 effective as of August 6, 1997              December 31, 1997
   *10(d)      -- Executive Incentive Compensation Plan of   HI's Form 10-Q for the quarter     1-7629        10(b)(2)
                  Houston Lighting & Power Company           ended March 31, 1987
                  effective as of January 1, 1985
   *10(e)(1)   -- Executive Incentive Compensation Plan of   HI's Form 10-Q for the quarter     1-7629        10(b)
                 the Company effective as of January 1,      ended June 30, 1989
                  1989
   *10(e)(2)   -- First Amendment to Exhibit 10(e)(1)        HI's Form 10-K for the year ended  1-7629        10(e)(2)
                 effective as of January 1, 1989             December 31, 1991
   *10(e)(3)   -- Second Amendment to Exhibit 10(e)(1)       HI's Form 10-Q for the quarter     1-7629        10(c)
                  effective as of March 30, 1992             ended March 31, 1992
   *10(e)(4)   -- Third Amendment to Exhibit 10(e)(1)        HI's Form 10-K for the year ended  1-7629        10(c)(4)
                  effective as of November 4, 1992           December 31, 1992
   *10(e)(5)   -- Fourth Amendment to Exhibit 10(e)(1)       HI's Form 10-K for the year ended  1-7629        10(e)(5)
                  effective as of September 7, 1994          December 31, 1994
   *10(f)(1)   -- Executive Incentive Compensation Plan of   HI's Form 10-K for the year ended  1-7629        10(b)
                 the Company effective as of January 1,      December 31, 1990
                  1991
   *10(f)(2)   -- First Amendment to Exhibit 10(f)(1)        HI's Form 10-K for the year ended  1-7629        10(f)(2)
                 effective as of January 1, 1991             December 31, 1991
   *10(f)(3)   -- Second Amendment to Exhibit 10(f)(1)       HI's Form 10-Q for the quarter     1-7629        10(d)
                  effective as of March 30, 1992             ended March 31, 1992
   *10(f)(4)   -- Third Amendment to Exhibit 10(f)(1)        HI's Form 10-K for the year ended  1-7629        10(f)(4)
                 effective as of November 4, 1992            December 31, 1992
   *10(f)(5)   -- Fourth Amendment to Exhibit 10(f)(1)       HI's Form 10-K for the year ended  1-7629        10(f)(5)
                  effective as of January 1, 1993            December 31, 1992
   *10(f)(6)   -- Fifth Amendment to Exhibit 10(f)(1)        HI's Form 10-K for the year ended  1-7629        10(f)(6)
                 effective in part, January 1, 1995, and in  December 31, 1994 part, September 7, 1994
   *10(f)(7)   -- Sixth Amendment to Exhibit 10(f)(1)        HI's Form 10-Q for the quarter     1-7629        10(a)
                 effective as of August 1, 1995              ended June 30, 1995
   *10(f)(8)   -- Seventh Amendment to Exhibit 10(f)(1)      HI's Form 10-Q for the quarter     1-7629        10(a)
                  effective as of January 1, 1996            ended June 30, 1996

                                                                         REPORT OR              SEC FILE OR
   EXHIBIT                                                             REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                     DESCRIPTION                               STATEMENT                 NUMBER     REFERENCE
   -------                     -----------                             ------------             ------------  ----------
   *10(f)(9)   -- Eighth Amendment to Exhibit 10(f)(1)       HI's Form 10-Q for the quarter     1-7629        10(a)
                  effective as of January 1, 1997            ended June 30, 1997
   *10(f)(10)  -- Ninth Amendment to Exhibit 10(f)(1)        Form 10-K for the year ended       1-3187        10(f)(10)
                  effective in part, January 1, 1997, and    December 31, 1997
                  in part, January 1, 1998
   *10(g)      -- Benefit Restoration Plan of the Company,   HI's Form 10-Q for the quarter     1-7629        10(c)
                  effective as of June 1, 1985               ended March 31, 1987
   *10(h)      -- Benefit Restoration Plan of the Company    HI's Form 10-K for the year ended  1-7629        10(g)(2)
                 as amended and restated effective as of     December 31, 1991
                  January 1, 1988
   *10(i)(1)   -- Benefit Restoration Plan of the Company,   HI's Form 10-K for the year ended  1-7629        10(g)(3)
                 as amended and restated effective as of     December 31, 1991
                  July 1, 1991
   *10(i)(2)   -- First Amendment to Exhibit 10(i)(1)        Form 10-K for the year ended       1-3187        10(i)(2)
                 effective in part, August 6, 1997, in       December 31, 1997
                  part, September 3, 1997, and in part,
                  October 1, 1997
   *10(j)(1)   -- Deferred Compensation Plan of the Company  HI's Form 10-Q for the quarter     1-7629        10(d)
                  effective as of September 1, 1985          ended March 31, 1987
   *10(j)(2)   -- First Amendment to Exhibit 10(j)(1)        HI's Form 10-K for the year ended  1-7629        10(d)(2)
                 effective as of September 1, 1985           December 31, 1990
   *10(j)(3)   -- Second Amendment to Exhibit 10(j)(1)       HI's Form 10-Q for the quarter     1-7629        10(e)
                  effective as of March 30, 1992             ended March 31, 1992
   *10(j)(4)   -- Third Amendment to Exhibit 10(j)(1)        HI's Form 10-K for the year ended  1-7629        10(h)(4)
                 effective as of June 2, 1993                December 31, 1993
   *10(j)(5)   -- Fourth Amendment to Exhibit 10(j)(1)       HI's Form 10-K for the year ended  1-7629        10(h)(5)
                  effective as of September 7, 1994          December 31, 1994
   *10(j)(6)   -- Fifth Amendment to Exhibit 10(j)(1)        HI's Form 10-Q for the quarter     1-7629        10(d)
                 effective as of August 1, 1995              ended June 30, 1995
   *10(j)(7)   -- Sixth Amendment to Exhibit 10(j)(1)        HI's Form 10-Q for the quarter     1-7629        10(b)
                 effective as of December 1, 1995            ended June 30, 1995
   *10(j)(8)   -- Seventh Amendment to Exhibit 10(j)(1)      HI's Form 10-Q for the quarter     1-7629        10(b)
                  effective as of January 1, 1997            ended June 30, 1997
   *10(j)(9)   -- Eighth Amendment to Exhibit 10(j)(1)       Form 10-K for the year ended       1-3187        10(j)(9)
                  effective as of September 1, 1997          December 31, 1997
   *10(j)(10)  -- Ninth Amendment to Exhibit 10(j)(1)        Form 10-K for the year ended       1-3187        10(j)(10)
                  effective as of September 3, 1997          December 31, 1997
   *10(k)(1)   -- Deferred Compensation Plan of the Company  HI's Form 10-Q for the quarter     1-7629        10(a)
                  effective as of January 1, 1989            ended June 30, 1989
   *10(k)(2)   -- First Amendment to Exhibit 10(k)(1)        HI's Form 10-K for the year ended  1-7629        10(e)(3)
                 effective as of January 1, 1989             December 31, 1989
   *10(k)(3)   -- Second Amendment to Exhibit 10(k)(1)       HI's Form 10-Q for the quarter     1-7629        10(f)
                  effective as of March 30, 1992             ended March 31, 1992
   *10(k)(4)   -- Third Amendment to Exhibit 10(k)(1)        HI's Form 10-K for the year ended  1-7629        10(i)(4)
                  effective as of June 2, 1993               December 31, 1993
   *10(k)(5)   -- Fourth Amendment to Exhibit 10(k)(1)       HI's Form 10-K for the year ended  1-7629        10(i)(5)
                  effective as of September 7, 1994          December 31, 1994
   *10(k)(6)   -- Fifth Amendment to Exhibit 10(k)(1)        HI's Form 10-Q for the quarter     1-7629        10(c)
                 effective as of August 1, 1995              ended June 30, 1995
   *10(k)(7)   -- Sixth Amendment to Exhibit 10(k)(1)        HI's Form 10-Q for the quarter     1-7629        10(c)
                 effective December 1, 1995                  ended June 30, 1995
   *10(k)(8)   -- Seventh Amendment to Exhibit 10(k)(1)      HI's Form 10-Q for the quarter     1-7629        10(c)
                  effective as of January 1, 1997            ended June 30, 1997

                                                                         REPORT OR              SEC FILE OR
   EXHIBIT                                                             REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                     DESCRIPTION                               STATEMENT                 NUMBER     REFERENCE
   -------                     -----------                             ------------             ------------  ----------
   *10(k)(9)   -- Eighth Amendment to Exhibit 10(k)(1)       Form 10-K for the year ended       1-3187        10(k)(9)
                  effective in part October 1, 1997 and in   December 31, 1997
                  part January 1, 1998
   *10(k)(10)  -- Ninth Amendment to Exhibit 10(k)(1)        Form 10-K for the year ended       1-3187        10(k)(10)
                  effective as of September 3, 1997          December 31, 1997
   *10(l)(1)   -- Deferred Compensation Plan of the Company  HI's Form 10-K for the year ended  1-7629        10(d)(3)
                  effective as of January 1, 1991            December 31, 1990
   *10(l)(2)   -- First Amendment to Exhibit 10(l)(1)        HI's Form 10-K for the year ended  1-7629        10(j)(2)
                 effective as of January 1, 1991             December 31, 1991
   *10(l)(3)   -- Second Amendment to Exhibit 10(l)(1)       HI's Form 10-Q for the quarter     1-7629        10(g)
                  effective as of March 30, 1992             ended March 31, 1992
   *10(l)(4)   -- Third Amendment to Exhibit 10(l)(1)        HI's Form 10-K for the year ended  1-7629        10(j)(4)
                 effective as of June 2, 1993                December 31, 1993
   *10(l)(5)   -- Fourth Amendment to Exhibit 10(l)(1)       HI's Form 10-K for the year ended  1-7629        10(j)(5)
                  effective as of December 1, 1993           December 31, 1993
   *10(l)(6)   -- Fifth Amendment to Exhibit 10(l)(1)        HI's Form 10-K for the year ended  1-7629        10(j)(6)
                 effective as of September 7, 1994           December 31, 1994
   *10(l)(7)   -- Sixth Amendment to Exhibit 10(l)(1)        HI's Form 10-Q for the quarter     1-7629        10(b)
                 effective as of August 1, 1995              ended June 30, 1995
   *10(l)(8)   -- Seventh Amendment to Exhibit 10(l)(1)      HI's Form 10-Q for the quarter     1-7629        10(d)
                  effective as of December 1, 1995           ended June 30, 1996
   *10(l)(9)   -- Eighth Amendment to Exhibit 10(l)(1)       HI's Form 10-Q for the quarter     1-7629        10(d)
                  effective as of January 1, 1997            ended June 30, 1997
   *10(l)(10)  -- Ninth Amendment to Exhibit 10(l)(1)        Form 10-K for the year ended       1-3187        10(l)(10)
                  effective in part August 6, 1997, in part  December 31, 1997
                  October 1, 1997, and in part January 1,
                  1998
   *10(l)(11)  -- Tenth Amendment to Exhibit 10(l)(1)        Form 10-K for the year ended       1-3187        10(i)(11)
                  effective as of September 3, 1997          December 31, 1997
   *10(m)(1)   -- Long-Term Incentive Compensation Plan of   HI's Form 10-Q for the quarter     1-7629        10(c)
                 the Company effective as of January 1,      ended June 30, 1989
                  1989
   *10(m)(2)   -- First Amendment to Exhibit 10(m)(1)        HI's Form 10-K for the year ended  1-7629        10(f)(2)
                  effective as of January 1, 1990            December 31, 1989
   *10(m)(3)   -- Second Amendment to Exhibit 10(m)(1)       HI's Form 10-K for the year ended  1-7629        10(k)(3)
                  effective as of December 22, 1992          December 31, 1992
   *10(m)(4)   -- Third Amendment to Exhibit 10(m)(1)        HI's Form 10-K for the year ended  1-3187        10(m)(4)
                  effective as of August 6, 1997             December 31, 1997
   *10(n)      -- Form of stock option agreement for non-    HI's Form 10-Q for the quarter     1-7629        10(h)
                  qualified stock options granted under the  ended March 31, 1992
                  Company's 1989 Long-Term Incentive
                  Compensation Plan
   *10(o)      -- Forms of restricted stock agreement for    HI's Form 10-Q for the quarter     1-7629        10(i)
                  restricted stock granted under the         ended March 31, 1992
                  Company's 1989 Long-Term Incentive
                  Compensation Plan
   *10(p)(1)   -- 1994 Long-Term Incentive Compensation      HI's Form 10-K for the year ended  1-7629        10(n)(1)
                 Plan of the Company effective as of         December 31, 1993
                  January 1, 1994
   *10(p)(2)   -- Form of stock option agreement for non-    HI's Form 10-K for the year ended  1-7629        10(n)(2)
                  qualified stock options granted under the  December 31, 1993
                  Company's 1994 Long-Term Incentive
                  Compensation Plan
   *10(p)(3)   -- First Amendment to Exhibit 10(p)(1)        HI's Form 10-Q for the quarter     1-7629        10(e)
                 effective as of May 9, 1997                 ended June 30, 1997
   *10(p)(4)   -- Second Amendment to Exhibit 10(p)(1)       Form 10-K for the year ended       1-3187        10(p)(4)
                  effective as of August 6, 1997             December 31, 1997

                                                                         REPORT OR              SEC FILE OR
   EXHIBIT                                                             REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                     DESCRIPTION                               STATEMENT                 NUMBER     REFERENCE
   -------                     -----------                             ------------             ------------  ----------
   *10(p)(5)   -- Third Amendment to Exhibit 10(p)(1)        Form 10-K for the year ended       1-3187        10(p)(5)
                  effective as of January 1, 1998            December 31, 1998
   *10(q)(1)   -- Savings Restoration Plan of the Company    HI's Form 10-K for the year ended  1-7629        10(f)
                  effective as of January 1, 1991            December 31, 1990
   *10(q)(2)   -- First Amendment to Exhibit 10(q)(1)        HI's Form 10-K for the year ended  1-7629        10(l)(2)
                  effective as of January 1, 1992            December 31, 1991
   *10(q)(3)   -- Second Amendment to Exhibit 10(q)(1)       Form 10-K for the year ended       1-3187        10(q)(3)
                  effective in part, August 6, 1997, and in  December 31, 1997 part, October 1, 1997
   *10(r)(1)   -- Director Benefits Plan, effective as of    HI's Form 10-K for the year ended  1-7629        10(m)
                  January 1, 1992                            December 31, 1991
   *10(r)(2)   -- First Amendment to Exhibit 10(r)(1)        Form 10-K for the year ended       1-7629        10(m)(1)
                  effective as of August 6, 1997             December 31, 1998
   *10(s)(1)   -- Executive Life Insurance Plan of the       HI's Form 10-K for the year ended  1-7629        10(q)
                  Company effective as of January 1, 1994    December 31, 1993
   *10(s)(2)   -- First Amendment to Exhibit 10(s)(1)        HI's Form 10-Q for the quarter     1-7629        10
                  effective as of January 1, 1994            ended June 30, 1995
   *10(s)(3)   -- Second Amendment to Exhibit 10(s)(1)       Form 10-K for the year ended       1-3187        10(s)(3)
                  effective as of August 6, 1997             December 31, 1997
   *10(t)      -- Employment and Supplemental Benefits       HI's Form 10-Q for the quarter     1-7629        10(f)
                  Agreement between HL&P and Hugh Rice       ended March 31, 1987
                  Kelly
   *10(u)(1)   -- Houston Industries Incorporated Savings    Company's Form 10-K for the year   1-7629        10(s)(4)
                  Trust between the Company and The Northern ended December 31, 1995
                  Trust Company, as Trustee (as amended and
                  restated effective April 1, 1999)
    10(u)(2)   -- Note Purchase Agreement between the        HI's Form 10-K for the year ended  1-7629        10(j)(3)
                  Company and the ESOP Trustee, dated as of  December 31, 1990
                  October 5, 1990
    10(u)(3)   -- Reliant Energy, Incorporated Master        Form 10-K for the year ended       1-3187        10(u)(3)
                  Retirement Trust (as amended and restated  December 31, 1999 effective January 1, 1999 and renamed
                  effective May 5, 1999)
    10(v)(1)   -- Stockholder's Agreement dated as of July   Schedule 13-D dated July 6, 1995   5-19351       2
                  6, 1995 between the Company and Time
                  Warner Inc.
    10(v)(2)   -- Amendment to Exhibit 10(v)(1) dated        HI's Form 10-K for the year ended  1-7629        10(x)(4)
                  November 18, 1996                          December 31, 1996
   *10(w)(1)   -- Houston Industries Incorporated Executive  Form 10-K for the year ended       1-7629        10(7)
                  Deferred Compensation Trust, effective as  December 31, 1995 of December 19, 1995
   *10(w)(2)   -- First Amendment to Exhibit 10(w)(1)        Form 10-Q for the quarter ended    1-3187        10
                  effective as of August 6, 1997             June 30, 1998
   *10(x)      -- Consulting Agreement, dated January 14,    HI's Form 10-K for the year ended  1-7629        10(bb)
                  1997, between the Company and Milton       December 31, 1996
                  Carroll
  +*10(y)      -- Reliant Energy, Incorporated Common Stock
                  Participation Plan for Designated New
                  Employees and Non-Office Employees,
                  effective as of March 4, 1998
  +*10(z)      -- Reliant Energy, Incorporated Annual        Definitive Proxy Statement for     1-3187        Appendix I
                  Incentive Compensation Plan, as            2000 Annual Meeting of
                  established effective January 1, 1999      Shareholders
   +12         -- Computation of Ratios of Earnings to
                  Fixed Charges

                                                                         REPORT OR              SEC FILE OR
   EXHIBIT                                                             REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                     DESCRIPTION                               STATEMENT                 NUMBER     REFERENCE
   -------                     -----------                             ------------             ------------  ----------
   +21         -- Subsidiaries of Reliant Energy
   +23         -- Consent of Deloitte & Touche LLP

(B) RELIANT ENERGY RESOURCES CORP.

                                                                           REPORT OR              SEC FILE OR
   EXHIBIT                                                               REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                      DESCRIPTION                                STATEMENT                 NUMBER     REFERENCE
   -------                      -----------                              ------------             ------------  ---------
   2(a)(1)     -- Agreement and Plan of Merger among the       HI's Form 8-K dated August 11,     1-7629        2
                  Company, HL&P, HI Merger, Inc. and NorAm     1996
                  dated August 11, 1996
   2(a)(2)     -- Amendment to Agreement and Plan of Merger    Registration Statement on Form     333-11329     2(c)
                  among the Company, HL&P, HI Merger, Inc.     S-4
                  and NorAm dated August 11, 1996
   2(b)        -- Agreement and Plan of Merger dated December  Registration Statement on Form     333-54526     2
                  29, 2000 merging Reliant Resources Merger    S-3
                  Sub, Inc. with and into Reliant Energy
                  Services, Inc.
   3(a)(1)     -- Certificate of Incorporation of RERC Corp.   Form 10-K for the year ended       1-3187        3(a)(1)
                                                               December 31, 1997
   3(a)(2)     -- Certificate of Merger merging former NorAm   Form 10-K for the year ended       1-3187        3(a)(2)
                  Energy Corp. with and into HI Merger, Inc.   December 31, 1997
                  dated August 6, 1997
   3(a)(3)     -- Certificate of Amendment changing the name   Form 10-K for the year ended       1-3187        3(a)(3)
                  to Reliant Energy Resources Corp.            December 31, 1998
   3(b)        -- Bylaws of RERC Corp.                         Form 10-K for the year ended       1-3187        3(b)
                                                               December 31, 1997
   4(a)(1)     -- Indenture, dated as of December 1, 1986,     NorAm's Form 10-K for the year     1-13265       4.14
                  between NorAm and Citibank, N.A., as         ended December 31, 1986
                  Trustee
   4(a)(2)     -- First Supplemental Indenture to Exhibit      Form 10-K for the year ended       1-3187        4(a)(2)
                  4(a)(1) dated as of September 30, 1988       December 31, 1997
   4(a)(3)     -- Second Supplemental Indenture to Exhibit     Form 10-K for the year ended       1-3187        4(a)(3)
                  4(a)(1) dated as of November 15, 1989        December 31, 1997
   4(a)(4)     -- Third Supplemental Indenture to Exhibit      Form 10-K for the year ended       1-3187        4(a)(4)
                  4(a)(1) dated as of August 6, 1997           December 31, 1997
   4(b)(1)     -- Indenture, dated as of March 31, 1987,       NorAm's Registration Statement on  33-14586      4.20
                  between NorAm and Chase Manhattan Bank,      Form S-3
                  N.A., as Trustee, authorizing 6%
                  Convertible Subordinated Debentures due
                  2012
   4(b)(2)     -- Supplemental Indenture to Exhibit 4(b)(1)    Form 10-K for the year ended       1-3187        4(b)(2)
                  dated as of August 6, 1997                   December 31, 1997
   4(c)(1)     -- Indenture, dated as of April 15, 1990,       NorAm's Registration Statement on  33-23375      4.1
                  between NorAm and Citibank, N.A., as Trustee Form S-3
   4(c)(2)     -- Supplemental Indenture to Exhibit 4(c)(1)    Form 10-K for the year ended       1-3187        4(c)(2)
                  dated as of August 6, 1997                   December 31, 1997
   4(d)(1)     -- Form of Indenture between NorAm and The      NorAm's Registration Statement on  33-64001      4.8
                  Bank of New York as Trustee                  Form S-3
   4(d)(2)     -- Form of First Supplemental Indenture to      NorAm's Form 8-K dated June 10,    1-13265       4.01
                  Exhibit 4(d)(1)                              1996
   4(d)(3)     -- Second Supplemental Indenture to Exhibit     Form 10-K for the year ended       1-3187        4(d)(3)
                  4(d)(1) dated as of August 6, 1997           December 31, 1997
   4(e)        -- Indenture, dated as of December 1, 1997,     Registration Statement on Form     333-41017     4.1
                  between RERC Corp. and Chase Bank of Texas,  S-3
                  National Association

                                                                           REPORT OR              SEC FILE OR
   EXHIBIT                                                               REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                      DESCRIPTION                                STATEMENT                 NUMBER     REFERENCE
   -------                      -----------                              ------------             ------------  ---------
   4(f)(1)     -- Indenture, dated as of February 1, 1998,     Form 8-K dated February 5, 1998    1-13265       4.1
                 between RERC Corp. and Chase Bank of Texas,
                  National Association, as Trustee
   4(f)(2)     -- Supplemental Indenture No. 1, dated as of    Form 8-K dated February 5, 1998    1-13265       4.2
                  February 1, 1998, providing for the
                  issuance of RERC Corp.'s 6 1/2% Debentures
                  due February 1, 2008

     There have not been filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities do not exceed 10% of the total assets of Resources. Resources hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                           REPORT OR              SEC FILE OR
   EXHIBIT                                                               REGISTRATION             REGISTRATION   EXHIBIT
    NUMBER                      DESCRIPTION                                STATEMENT                 NUMBER     REFERENCE
   -------                      -----------                              ------------             ------------  ---------
     10(a)     -- Service Agreement by and between             NorAm's Form 10-K for the year     1-13265       10.20
                 Mississippi River Transmission Corporation    ended December 31, 1989
                  and Laclede Gas Company dated August 22,
                  1989
    +12        -- Computation of Ratios of Earnings to Fixed
                  Charges
    +23        -- Consent of Deloitte & Touche LLP             Reliant Energy's Form 10-K for     1-7629        23
                                                               the year ended December 31, 2000