Form 10-Q
period 2001-03-31
RELIANT ENERGY INC; RELIANT ENERGY RESOURCES CORP
filed 2001-05-14
CIK 48732, 1042773

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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


Commission file number 1-13265

                         RELIANT ENERGY RESOURCES CORP.
             (Exact name of registrant as specified in its charter)

                Delaware                                     76-0511406
      (State or other jurisdiction                        (I.R.S. Employer
   of incorporation or organization)                     Identification No.)

             1111 Louisiana
             Houston, Texas                                     77002
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

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 8, 2001, Reliant Energy, Incorporated had 297,464,776 shares of common stock outstanding, including 7,658,889 ESOP shares not deemed outstanding for financial statement purposes and excluding 4,511,691 shares held as treasury stock. As of May 8, 2001, all 1,000 shares of Reliant Energy Resources Corp. common stock were held by Reliant Energy, Incorporated.

THIS COMBINED QUARTERLY REPORT ON FORM 10-Q IS SEPARATELY FILED BY RELIANT ENERGY, INCORPORATED (RELIANT ENERGY) AND RELIANT ENERGY RESOURCES CORP. (RERC
CORP). INFORMATION CONTAINED HEREIN RELATING TO RERC CORP. IS FILED BY RELIANT ENERGY AND SEPARATELY BY RERC CORP. ON ITS OWN BEHALF. RERC CORP. MAKES NO REPRESENTATION AS TO INFORMATION RELATING TO RELIANT ENERGY OR ANY OTHER AFFILIATE OR SUBSIDIARY OF RELIANT ENERGY (EXCEPT AS IT MAY RELATE TO RERC CORP. AND ITS SUBSIDIARIES).


                          RELIANT ENERGY, INCORPORATED
                       AND RELIANT ENERGY RESOURCES CORP.
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2001

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

        Reliant Energy:

        Item 1. Financial Statements.................................................................1
            Statements of Consolidated Income
            Three Months Ended March 31, 2000 and 2001 (unaudited)...................................1
            Consolidated Balance Sheets
            December 31, 2000 and March 31, 2001 (unaudited).........................................2
            Statements of Consolidated Cash Flows
            Three Months Ended March 31, 2000 and 2001 (unaudited)...................................4
            Notes to Unaudited Consolidated Financial Statements.....................................5
        Item 2. Management's Discussion and Analysis of Financial Condition and Results
                 of Operations of Reliant Energy and Subsidiaries...................................22
        Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................34

        RERC Corp.:

        Item 1. Financial Statements................................................................36
            Statements of Consolidated Income
            Three Months Ended March 31, 2000 and 2001 (unaudited)..................................36
            Consolidated Balance Sheets
            December 31, 2000 and March 31, 2001 (unaudited)........................................37
            Statements of Consolidated Cash Flows
            Three Months Ended March 31, 2000 and 2001 (unaudited)..................................39
            Notes to Unaudited Consolidated Financial Statements....................................40
        Item 2. Management's Narrative Analysis of the Results of Operations of
                 RERC Corp. and Subsidiaries .......................................................47

PART II. OTHER INFORMATION
        Item 1. Legal Proceedings.................................................................II-1
        Item 5. Other Information.................................................................II-1
        Item 6. Exhibits and Reports on Form 8-K..................................................II-2

                          PART I. FINANCIAL INFORMATION
                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                      THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                 ----------------------------
                                                                                    2000            2001
                                                                                 ------------    ------------
REVENUES .....................................................................   $  4,213,006    $ 13,284,321

EXPENSES:
  Fuel and cost of gas sold ..................................................      2,332,589       7,667,139
  Purchased power ............................................................        784,934       4,107,623
  Operation and maintenance ..................................................        464,948         715,014
  Taxes other than income taxes ..............................................        110,565         139,688
  Depreciation and amortization ..............................................        178,616         195,054
                                                                                 ------------    ------------
      Total ..................................................................      3,871,652      12,824,518
                                                                                 ------------    ------------
OPERATING INCOME .............................................................        341,354         459,803
                                                                                 ------------    ------------

OTHER INCOME (EXPENSE):
  Unrealized gain on AOL Time Warner investment ..............................      1,523,683         137,082
  Unrealized loss on indexed debt securities .................................     (1,523,625)       (135,047)
  Income from equity investment of unconsolidated subsidiaries ...............            485          12,778
  Other, net .................................................................         20,401          35,608
                                                                                 ------------    ------------
      Total ..................................................................         20,944          50,421
                                                                                 ------------    ------------

INTEREST AND OTHER CHARGES:
  Interest ...................................................................        160,054         177,952
  Distribution on trust preferred securities .................................         13,892          13,900
                                                                                 ------------    ------------
      Total ..................................................................        173,946         191,852
                                                                                 ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS .............        188,352         318,372
   Income Tax Expense ........................................................         54,536         110,150
                                                                                 ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT OF ACCOUNTING .....        133,816         208,222
  CHANGE AND PREFERRED DIVIDENDS
   Loss from Discontinued Operations, net of tax of $(1,400) .................           (663)             --
   Loss on Disposal of Discontinued Operations, net of tax of $(1,640) .......             --          (7,294)
   Cumulative Effect of Accounting Change, net of tax of $33,205 .............             --          61,666
                                                                                 ------------    ------------
INCOME BEFORE PREFERRED DIVIDENDS ............................................        133,153         262,594
    Preferred Dividends ......................................................             97              97
                                                                                 ------------    ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS ...............................   $    133,056    $    262,497
                                                                                 ============    ============
BASIC EARNINGS PER SHARE:
   Income from Continuing Operations before Cumulative Effect of Accounting
    Change ...................................................................   $       0.47    $       0.72
   Loss on Disposal of Discontinued Operations, net of tax ...................             --           (0.03)
   Cumulative Effect of Accounting Change, net of tax ........................             --            0.22
                                                                                 ------------    ------------
   Net Income Attributable to Common Stockholders ............................   $       0.47    $       0.91
                                                                                 ============    ============
DILUTED EARNINGS PER SHARE:
   Income from Continuing Operations before Cumulative Effect of Accounting
    Change ...................................................................   $       0.47    $       0.72
   Loss on Disposal of Discontinued Operations, net of tax ...................             --           (0.03)
   Cumulative Effect of Accounting Change, net of tax ........................             --            0.21
                                                                                 ------------    ------------
   Net Income Attributable to Common Stockholders ............................   $       0.47    $       0.90
                                                                                 ============    ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                           DECEMBER 31,     MARCH 31,
                                                               2000            2001
                                                           ------------    ------------
CURRENT ASSETS:
   Cash and cash equivalents ...........................   $    175,972    $     63,572
   Investment in AOL Time Warner common stock ..........        896,824       1,033,906
   Accounts receivable, net ............................      2,623,492       2,653,633
   Accrued unbilled revenues ...........................        592,618         405,381
   Fuel stock and petroleum products ...................        269,729         268,085
   Materials and supplies ..............................        213,484         163,217
   Price risk management assets ........................      4,460,843       2,680,741
   Non-trading derivative assets .......................             --       1,211,827
   Margin deposits on energy trading activities ........        521,004         370,144
   Other ...............................................        253,335         289,076
                                                           ------------    ------------
     Total current assets ..............................     10,007,301       9,139,582
                                                           ------------    ------------

Property, plant and equipment ..........................     22,391,874      22,708,162
Less accumulated depreciation and amortization .........     (7,131,719)     (7,226,040)
                                                           ------------    ------------
   Property, plant and equipment, net ..................     15,260,155      15,482,122
                                                           ------------    ------------

OTHER ASSETS:
   Goodwill and other intangibles, net .................      3,080,707       2,998,033
   Regulatory assets ...................................      1,926,103       2,049,026
   Price risk management assets ........................        752,186         846,793
   Non-trading derivative assets .......................             --         447,653
   Equity investments in unconsolidated subsidiaries ...        108,727         107,133
   Stranded costs indemnification receivable ...........             --         544,182
   Net assets of discontinued operations ...............        194,858         120,591
   Other ...............................................        746,709         733,247
                                                           ------------    ------------
     Total other assets ................................      6,809,290       7,846,658
                                                           ------------    ------------

       TOTAL ASSETS ....................................   $ 32,076,746    $ 32,468,362
                                                           ============    ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                              DECEMBER 31,      MARCH 31,
                                                                                 2000             2001
                                                                              ------------    ------------
CURRENT LIABILITIES:
   Short-term borrowings ..................................................   $  5,004,494    $  4,737,242
   Current portion of long-term debt ......................................      1,623,202         721,092
   Indexed debt securities derivative .....................................             --         922,983
   Accounts payable .......................................................      3,077,926       2,299,913
   Taxes accrued ..........................................................        172,449         266,373
   Interest accrued .......................................................        103,489         121,373
   Dividends declared .....................................................        110,893         111,592
   Price risk management liabilities ......................................      4,442,811       2,622,656
   Non-trading derivative liabilities .....................................             --       1,259,378
   Margin deposits from customers on energy trading activities ............        284,603         339,900
   Accumulated deferred income taxes ......................................        309,008         317,450
   Other ..................................................................        610,379         537,465
                                                                              ------------    ------------
     Total current liabilities ............................................     15,739,254      14,257,417
                                                                              ------------    ------------

OTHER LIABILITIES:
   Accumulated deferred income taxes ......................................      2,548,891       2,619,991
   Unamortized investment tax credits .....................................        265,737         261,154
   Price risk management liabilities ......................................        737,540         829,078
   Non-trading derivative liabilities .....................................             --         817,380
   Benefit obligations ....................................................        491,964         512,871
   Other ..................................................................      1,109,850       1,280,980
                                                                              ------------    ------------
     Total other liabilities ..............................................      5,153,982       6,321,454
                                                                              ------------    ------------

LONG-TERM DEBT ............................................................      4,996,095       5,539,184
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 11)

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY ................................................................        705,355         705,458
                                                                              ------------    ------------

STOCKHOLDERS' EQUITY:
   Cumulative preferred stock .............................................          9,740           9,740
   Common stock ...........................................................      3,257,190       3,309,571
   Treasury stock .........................................................       (120,856)       (113,336)
   Unearned ESOP stock ....................................................       (161,158)       (147,359)
   Retained earnings ......................................................      2,520,350       2,674,164
   Accumulated other comprehensive loss ...................................        (23,206)        (87,931)
                                                                              ------------    ------------
     Total stockholders' equity ...........................................      5,482,060       5,644,849
                                                                              ------------    ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................   $ 32,076,746    $ 32,468,362
                                                                              ============    ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED MARCH 31,
                                                                            ----------------------------
                                                                                2000           2001
                                                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stockholders .........................   $   133,056    $   262,497
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ........................................       178,616        195,054
    Deferred income taxes ................................................         7,737         53,809
    Investment tax credits ...............................................          (763)        (4,583)
    Cumulative effect of accounting change ...............................            --        (61,666)
    Unrealized gain on AOL Time Warner investment ........................    (1,523,683)      (137,082)
    Unrealized loss on indexed debt securities ...........................     1,523,625        135,047
    Undistributed earnings of unconsolidated subsidiaries ................          (485)         2,269
    Impairment of marketable equity securities ...........................        22,185             --
    Net cash provided by discontinued operations .........................         4,065         77,102
    Changes in other assets and liabilities:
      Accounts receivable, net ...........................................        15,961        148,147
      Inventory ..........................................................        54,581         61,264
      Accounts payable ...................................................         4,389       (775,167)
      Federal tax refund .................................................        52,817             --
      Fuel cost under-recovery ...........................................       (23,229)      (164,602)
      Margin deposits on energy trading activities, net ..................       (20,570)       206,157
      Other assets .......................................................       (31,978)        63,922
      Other liabilities ..................................................        51,513          5,896
    Other, net ...........................................................        27,985         40,347
                                                                             -----------    -----------
        Net cash provided by operating activities ........................       475,822        108,411
                                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...................................................      (400,893)      (491,558)
  Business acquisitions, net of cash acquired ............................        (4,750)            --
  Payment of business purchase obligation ................................      (981,789)            --
  Investments in unconsolidated subsidiaries .............................        (2,636)          (675)
  Net cash used in discontinued operations ...............................        (2,443)        (2,802)
  Other, net .............................................................        18,886          5,330
                                                                             -----------    -----------
        Net cash used in investing activities ............................    (1,373,625)      (489,705)
                                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net ......................................        41,967        544,632
  Increase (decrease) in short-term borrowing, net .......................     1,146,848       (168,902)
  Payments of long-term debt .............................................      (157,537)       (26,556)
  Payment of common stock dividends ......................................      (105,890)      (107,597)
  Proceeds from issuance of stock ........................................        10,431         36,895
  Purchase of treasury stock .............................................       (27,306)            --
  Net cash provided by discontinued operations ...........................           704             --
  Other, net .............................................................           309         (1,338)
                                                                             -----------    -----------
        Net cash provided by financing activities ........................       909,526        277,134
                                                                             -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................         2,247         (8,240)
                                                                             -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................        13,970       (112,400)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................        80,767        175,972
                                                                             -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................   $    94,737    $    63,572
                                                                             ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ..................................   $   111,309    $   181,091
  Income taxes ...........................................................            94         53,757

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     Included in this combined Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (the Company), and for Reliant Energy Resources Corp. (RERC Corp.) and its subsidiaries (collectively, RERC) are Reliant Energy's and RERC's consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and RERC Corp. (RERC Corp. Form 10-K) for the year ended December 31, 2000.

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

     The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy and energy services, (b) changes in energy commodity prices, (c) timing of maintenance and other expenditures and (d) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect the earnings of the Company.

     The following notes to the consolidated financial statements in the Reliant Energy Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements of Reliant Energy (Reliant Energy 10-K Notes): Note 2(f) (Regulatory Assets), Note 3 (Business Acquisitions), Note 4 (Regulatory Matters), Note 5 (Derivative Financial Instruments), Note 8 (Indexed Debt Securities (ACES and ZENS) and AOL Time Warner Securities), Note 14 (Commitments and Contingencies) and Note 20 (Subsequent Events).

     For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 11.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. If certain conditions are met, an entity may designate a derivative instrument as hedging (a) the exposure to changes in the fair value of an asset or liability (Fair Value Hedge), (b) the exposure to variability in expected future cash flows (Cash Flow Hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs.

     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $61 million and a cumulative after-tax increase in accumulated other comprehensive loss of $252 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $703 million, $252 million, $805 million and $340 million, respectively, in the Company's Consolidated Balance Sheet. The Company also reclassified $788 million related to the Company's Zero-Premium Exchangeable Subordinated Notes (ZENS) due to the adoption from the current portion of long-term debt to indexed debt securities derivative. During the three months ended March 31, 2001, less than $1 million of the initial transition adjustment recognized in other comprehensive income was realized in net income.

         The application of SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected. The FASB released tentative guidance in April 2001 on three issues that impact our industry. The FASB concluded in its tentative guidance that contracts subject to "bookouts," a scheduling convenience used when two utilities have offsetting transactions, cannot qualify for the normal purchases and sales exception. The FASB also released tentative guidance that will prohibit option contracts on electricity to qualify for the normal purchases and normal sales exception. Lastly, the FASB issued tentative guidance that forward contracts containing optionality features which modify the quantity delivered cannot qualify for the normal purchases and sales exception. The tentative guidance issued by the FASB is subject to a comment period which ends on June 1, 2001. If the tentative guidance is unchanged, the Company is required to adopt this guidance as of July 1, 2001. The Company is in the process of determining the effect of adoption.

     The Company is exposed to various market risks. These risks are inherent in the Company's financial statements and arise from transactions entered into in the normal course of business. The Company utilizes derivative financial instruments to mitigate the impact of changes in electricity, natural gas and fuel prices on its operating results and cash flows. The Company utilizes cross-currency swaps and options to hedge its net investments in foreign subsidiaries, interest rate swaps to mitigate the impact of changes in interest rates and other financial instruments to manage various other market risks.

     Trading and marketing operations often involve market risks associated with managing energy commodities and establishing open positions in the energy markets, primarily on a short-term basis. These risks fall into three different categories: price and volume volatility, credit risk of trading counterparties and adequacy of the control environment for trading. The Company routinely enters into futures, forward contracts, swaps and options to hedge purchase and sale commitments, fuel requirements and inventories of natural gas, coal, electricity, oil, emission allowances, weather derivatives and other commodities and to minimize the risk of market fluctuations in its trading, marketing, power origination and risk management operations.

(a)  Energy Trading, Marketing and Price Risk Management Activities.

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

     The Company applies mark-to-market accounting for all of its energy trading, marketing and price risk management operations. Accordingly, these Trading Derivatives are recorded at fair value with net realized and unrealized gains (losses) recorded as a component of revenues. The recognized, unrealized balances are included in price risk management assets/liabilities.

(b)  Non-Trading Activities.

     Cash Flow Hedges. To reduce the risk from market fluctuations in revenues and the resulting cash flows derived from the sale of electric power and natural gas and related transportation, the Company enters into futures transactions, forward contracts, swaps and options (Energy Derivatives) in order to hedge some expected purchases of electric power, natural gas and other commodities and sales of electric power and natural gas (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements and to protect natural gas distribution earnings and cash flows against unseasonably warm weather during peak gas heating months, although usage to date for this purpose has not been material. The Energy Derivative portfolios are managed to complement the physical transaction portfolio, reducing overall risks within management-prescribed limits.

     During the three months ended March 31, 2001, the Company entered into interest-rate swaps in order to adjust the interest rate on $375 million of its floating rate debt. In addition, as of March 31, 2001, the Company's European Energy segment has entered into financial instruments to purchase approximately $120 million to hedge future fuel purchases payable in U.S. dollars.

     The Company applies hedge accounting for its derivative financial instruments utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. During the three months ended March 31, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. During the three months ended March 31, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified to net income and included in the Company's Statements of Consolidated Income under the captions (a) fuel expenses, in the case of natural gas transactions, (b) purchased power, in the case of electric power purchase transactions, (c) revenues, in the case of electric power sales transactions and (d) interest expense, in the case of interest rate swap transactions. Cash flows resulting from these transactions in Energy Derivatives are included in the Company's Statements of Consolidated Cash Flows in the same category as the item being hedged. As of March 31, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive loss are expected to be reclassified to net income during the next twelve months.

     The maximum length of time the Company is hedging its exposure to the variability in future cash flows for forecasted transactions excluding the payment of variable interest on existing financial instruments is five years. The maximum length of time the Company is hedging its exposure to the payment of variable interest rates is approximately five years.

     Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European subsidiaries through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts to reduce the Company's exposure to changes in foreign currency rates. During the normal course of business, the Company reviews its currency hedging strategies and determines the hedging approach deemed appropriate based upon the circumstances of each situation.

     The Company records the changes in the value of the foreign currency hedging instruments and Euro-denominated borrowings as foreign currency translation adjustments as a component of stockholders' equity and accumulated other comprehensive loss. The effectiveness of the hedging instruments can be measured by the net change in foreign currency translation adjustments attributed to the Company's net investment in its European subsidiaries. These amounts generally offset amounts recorded in stockholders' equity as adjustments resulting from translation of the hedged investment into U.S. dollars. During the three months ended March 31, 2001, the derivative and nonderivative instruments designated as hedging the net investment in its European subsidiaries resulted in a gain of $155 million which is included in the balance of the cumulative translation adjustment.

     Other Derivatives. Upon adoption of SFAS No. 133 effective January 1, 2001, the Company's indexed debt securities obligations related to its ZENS obligation was bifurcated into a debt component valued at $122 million and an embedded derivative component valued at $788 million. Changes in the fair value of the derivative component are recorded in the Company's Statements of Consolidated Income. Changes in the fair value of the Company's Investment in AOL Time Warner Inc. common stock should substantially offset changes in the fair value of the derivative component of the ZENS.

     In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including a subsidiary of the Company, N.V. UNA
(UNA), financial responsibility for various stranded costs contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the four Dutch generation companies, including UNA, financial responsibility to purchase electricity and gas under an import gas supply contract and three electricity import contracts. The gas import contract expires in 2015 and provides for gas imports aggregating 2.283 billion cubic meters per year. These contracts are derivatives pursuant to SFAS No. 133 due to the pricing indices. As of March 31, 2001, the Company has recognized $326 million in long-term non-trading derivative liabilities for UNA's portion of these stranded costs contracts. For additional information regarding UNA's stranded costs and the related indemnification by former shareholders of these stranded costs, see Note 11(e).

     Subsequent to March 31, 2001, the Company has entered into interest rate swaps to fix the rate on $1.3 billion of the Company's floating rate debt, which expire in 2002. The Company has not designated these derivative instruments as hedges. Changes in the fair value of the swaps will be recorded in the Company's Statements of Consolidated Income.

(3)  ACQUISITION OF RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

     On May 12, 2000, a subsidiary of the Company purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 megawatts (MW). With the exception of development entities that were sold to another subsidiary of the Company in July 2000, the assets of the entities acquired are held by Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) an indirect wholly owned subsidiary of Reliant Resources, Inc. (Reliant Resources). The purchase price for the May 2000 transaction was $2.1 billion, subject to post-closing adjustments which management does not believe will be material. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The Company's fair value adjustments related to the acquisition primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventory, environmental reserves and related deferred taxes. The Company finalized these fair value adjustments in May 2001. There were no additional material modifications to the preliminary adjustments from December 31, 2000. For additional information regarding the acquisition of REMA, see Note 3(a) to Reliant Energy 10-K Notes.

    The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents selected unaudited actual financial information and unaudited pro forma financial information for the three months ended March 31, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding the sale and leaseback transactions, see
Note 14(c) to Reliant Energy 10-K Notes.

                                                           THREE MONTHS ENDED
                                                             MARCH 31, 2000
                                                   ---------------------------------
                                                        ACTUAL           PRO FORMA
                                                   ----------------   --------------
                                                        (IN MILLIONS, EXCEPT PER
                                                               SHARE AMOUNTS)
Revenues .......................................   $          4,213   $        4,320
Income from continuing operations ..............                134              118
Net income attributable to common stockholders .                133              117
Basic and diluted earnings per share ...........               0.47             0.42

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

(4)  DISCONTINUED OPERATIONS

     Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of the Company's Latin American segment through sales of its assets. Accordingly, the Company is reporting the results of its Latin American segment as discontinued operations for all periods presented in the Interim Financial Statements in accordance with Accounting Principles Board Opinion No. 30. During the three months ended March 31, 2001, the Company recorded an additional loss on disposal of $7 million (after-tax) related to its Latin American segment.

(5)  DEPRECIATION AND AMORTIZATION

     The Company's depreciation expense for the first quarter of 2000 was $89 million, compared to $101 million for the same period in 2001. Goodwill amortization related to acquisitions was $22 million for the first quarter of 2000, compared to $23 million for the same period in 2001. Other amortization expense, including amortization of regulatory assets, was $68 million for the first quarter of 2000 compared to $71 million for the same period in 2001.

     In June 1998, the Public Utility Commission of Texas (Texas Utility Commission) issued an order approving a transition to competition plan (Transition Plan) filed by Reliant Energy HL&P in December 1997. For information regarding the additional depreciation of electric utility generating assets and the redirection of transmission and distribution (T&D) depreciation to generation assets under the Transition Plan, see Note 2(g) to Reliant Energy 10-K Notes. In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation), which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition beginning on January 1, 2002. The Legislation provides that depreciation expense for T&D related assets may be redirected to generation assets from 1999 through 2001 for regulatory purposes. Because the electric generation operations portion of Reliant Energy HL&P discontinued application of SFAS No. 71 effective June 30, 1999, such operations can no longer record additional or redirected depreciation for financial reporting purposes. However, for regulatory purposes, the Company continues to redirect T&D depreciation to generation assets. As of December 31, 2000 and March 31, 2001, the cumulative amount of redirected depreciation for regulatory purposes was $611 million and $668 million, respectively.

     In 1999, the Company determined that approximately $800 million of Reliant Energy HL&P's electric generation assets were impaired. The Legislation provides for recovery of this impairment through regulated cash flows. Therefore, a regulatory asset was recorded for an amount equal to the impairment in the Company's Consolidated Balance Sheets. The Company amortizes this regulatory asset as it is recovered from regulated cash flows. During the first quarter of 2000 and 2001, the Company recorded $52 million and $37 million, respectively, of amortization expense related to the recoverable impaired plant costs and other deferred debits created from discontinuing SFAS No. 71.

(6)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                                         FOR THE THREE MONTHS ENDED
                                                                                 MARCH 31,
                                                                          ------------------------
                                                                            2000          2001
                                                                          ----------    ----------
                                                                               (IN MILLIONS)
Net income attributable to common stockholders ........................   $      133    $      262
Other comprehensive income (loss):
  Foreign currency translation adjustments from continuing operations .          (10)           (1)
  Additional minimum non-qualified pension liability adjustment .......           --            (2)
  Cumulative effect of adoption of SFAS No. 133 .......................           --          (252)
  Net deferred gains from cash flow hedges ............................           --           183
  Unrealized gain on available-for-sale securities ....................            1             7
  Plus: Reclassification adjustment for impairment loss on
    available-for-sale securities realized in net income ..............           14            --
                                                                          ----------    ----------
Comprehensive income ..................................................   $      138    $      197
                                                                          ==========    ==========

(7)  LONG-TERM DEBT AND SHORT-TERM BORROWINGS

(a)  Short-term Borrowings.

     As of March 31, 2001, the Company had credit facilities, which included the facilities of various financing subsidiaries, Reliant Resources, UNA and RERC Corp., with financial institutions which provide for an aggregate of $9.1 billion in committed credit, of which $2.5 billion was unused. As of March 31, 2001, borrowings of $5.5 billion were outstanding or supported under these credit facilities of which $829 million were classified as long-term debt, based on availability of committed credit with expiration dates exceeding one year and management's intention to borrow these amounts in excess of one year. Various credit facilities aggregating $2.6 billion may be used for letters of credit of which $1.1 billion were outstanding as of March 31, 2001. In addition, one of the credit facilities includes a $65 million sub-facility under which letters of credit may be obtained. Letters of credit under this sub-facility aggregate $3 million as of March 31, 2001. Interest rates on borrowings are based on the London interbank offered rate (LIBOR) plus a margin, Euro interbank deposits plus a margin, a base rate or a rate determined through a bidding process. Credit facilities aggregating $3.8 billion are unsecured. The credit facilities contain covenants and requirements which must be met to borrow funds and obtain letters of credit, as applicable. Such covenants are not anticipated to materially restrict the borrowers from borrowing funds or obtaining letters of credit, as applicable, under such facilities. The borrowers are in compliance with the covenants under all of these credit agreements.

(b)  Long-term Debt.

     In February 2001, RERC Corp. issued $550 million aggregate principal amount of unsecured unsubordinated notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy, and for general corporate purposes. Reliant Energy used the $400 million proceeds from the dividend for general corporate purposes, including the repayment of short-term debt.

(8)  EARNINGS PER SHARE

     The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                                                  FOR THE THREE MONTHS ENDED
                                                                                          MARCH 31,
                                                                                ------------------------------
                                                                                   2000             2001
                                                                                -------------    -------------
                                                                                (IN MILLIONS, EXCEPT SHARE AND
                                                                                       PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations before cumulative effect of accounting
    change ..................................................................   $         134    $         208
  Loss from discontinued operations, net of tax .............................              (1)              --
  Loss on disposal of discontinued operations, net of tax ...................              --               (7)
  Cumulative effect of accounting change, net of tax ........................              --               61
                                                                                -------------    -------------
  Net income attributable to common stockholders ............................   $         133    $         262
                                                                                =============    =============

Weighted average shares outstanding .........................................     283,078,000      287,336,000
                                                                                =============    =============

Basic EPS:
  Income from continuing operations before cumulative effect of accounting
    change ..................................................................   $        0.47    $        0.72
  Loss on disposal of discontinued operations, net of tax ...................              --            (0.03)
  Cumulative effect of accounting change, net of tax ........................              --             0.22
                                                                                -------------    -------------
  Net income attributable to common stockholders ............................   $        0.47    $        0.91
                                                                                =============    =============

Diluted EPS Calculation:
  Net income attributable to common stockholders ............................   $         133    $         262
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust preferred securities ...............              --               --
                                                                                -------------    -------------
  Total earnings effect assuming dilution ...................................   $         133    $         262
                                                                                =============    =============

Weighted average shares outstanding .........................................     283,078,000      287,336,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options ...........................................................         466,000        2,337,000
    Restricted stock ........................................................         684,000          486,000
    6 1/4% convertible trust preferred securities ...........................          23,000           14,000
                                                                                -------------    -------------
  Weighted average shares assuming dilution .................................     284,251,000      290,173,000
                                                                                =============    =============

Diluted EPS:
  Income from continuing operations before cumulative effect of accounting
    change ..................................................................   $        0.47    $        0.72
  Loss on disposal of discontinued operations, net of tax ...................              --            (0.03)
  Cumulative effect of accounting change, net of tax ........................              --             0.21
                                                                                -------------    -------------
  Net income attributable to common stockholders ............................   $        0.47    $        0.90
                                                                                =============    =============

----------

(1) For the three months ended March 31, 2000 and 2001, the computation of diluted EPS excludes 5,920,622 and 191,266 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $22.28 to $32.22 per share and $41.69 to $47.22 per share for the first quarter 2000 and 2001, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(9)  CAPITAL STOCK

     Common Stock. Reliant Energy has 700,000,000 authorized shares of common stock. At December 31, 2000, 299,914,791 shares of Reliant Energy common stock were issued and 286,464,709 shares of Reliant Energy common stock were outstanding. At March 31, 2001, 301,139,797 shares of Reliant Energy common stock were issued and 288,969,217 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (8,638,889 and 7,658,889 at December 31, 2000 and March 31, 2001, respectively) and (b) treasury shares (4,811,193 and 4,511,691 at December 31, 2000 and March 31, 2001, respectively).
Reliant Energy declared dividends of $0.375 per share in the first quarter of 2000 and 2001.

     During the first three months of 2001, Reliant Energy issued 300,000 shares of Reliant Energy common stock out of its treasury stock. As of March 31, 2001, Reliant Energy was authorized to purchase up to $271 million of Reliant Energy common stock under its stock repurchase program.

(10) TRUST PREFERRED SECURITIES

(a)  Reliant Energy.

     Statutory business trusts created by Reliant Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):

                           AGGREGATE LIQUIDATION
                                   AMOUNT
                         ---------------------------                       MANDATORY
                          DECEMBER 31,   MARCH 31,  DISTRIBUTION RATE/  REDEMPTION DATE/     JUNIOR SUBORDINATED
         TRUST                2000         2001        INTEREST RATE     MATURITY DATE            DEBENTURES
------------------------ ------------- ------------- ----------------- -----------------   -----------------------------
REI Trust I                $     375     $     375         7.20%          March 2048       7.20% Junior Subordinated
                                                                                           Debentures due 2048

HL&P Capital Trust I       $     250     $     250         8.125%         March 2048       8.125% Junior Subordinated
                                                                                           Deferrable Interest
                                                                                           Debentures Series A

HL&P Capital Trust II      $     100     $     100         8.257%       February 2037      8.257% Junior Subordinated
                                                                                           Deferrable Interest
                                                                                           Debentures Series B

     For additional information regarding the $625 million of preferred securities and the $100 million of capital securities, see Note 11 to Reliant Energy 10-K Notes. The sole asset of each trust consists of junior subordinated debentures of Reliant Energy having interest rates and maturity dates corresponding to each issue of preferred or capital securities, and the principal amounts corresponding to the common and preferred or capital securities issued by that trust.

(b)  RERC Corp.

     A statutory business trust created by RERC Corp. has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):

                           AGGREGATE LIQUIDATION
                                   AMOUNT
                         ---------------------------                       MANDATORY
                          DECEMBER 31,   MARCH 31,  DISTRIBUTION RATE/  REDEMPTION DATE/     JUNIOR SUBORDINATED
         TRUST                2000         2001        INTEREST RATE     MATURITY DATE            DEBENTURES
------------------------ ------------- ------------- ----------------- -----------------   -----------------------------
Resources Trust            $       1     $       1         6.25%          June 2026        6.25% Convertible Junior
                                                                                           Subordinated Debentures due 2026

     For additional information regarding the convertible preferred securities, see Note 11 to Reliant Energy 10-K Notes and Note 6 to RERC Corp. 10-K Notes. The sole asset of the trust consists of convertible junior subordinated debentures of RERC Corp. having an interest rate and maturity date corresponding to the convertible preferred securities, and the principal amount corresponding to the common and convertible preferred securities issued by the trust.

(11) COMMITMENTS AND CONTINGENCIES

(a)  Legal Matters.

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

     The trial court in the three cities case granted most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings reduced the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court granted Reliant Energy's motion to decertify the class and vacated its prior orders certifying a class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

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

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc., Reliant Energy Power Generation, Inc. and several other indirect subsidiaries have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. RERC Corp. has also been named as a defendant in one of the lawsuits. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(b) to Reliant Energy 10-K Notes), Reliant Resources has agreed to indemnify Reliant Energy and RERC Corp. for any damages arising under these lawsuits, and may elect to defend these lawsuits at its own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; one was filed in the Superior Court in Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases the plaintiffs allege aggregate damages of over $4 billion. Defendants have filed petitions to remove some of these cases to federal court. Furthermore, defendants have filed a motion with the Panel on Multidistrict Litigation seeking transfer and consolidation of some of these cases. Defendants seek consolidation and transfer of these cases to a jurisdiction outside California, noting that the federal judges in California are potentially disqualified because they are ratepayers. The judges assigned to the cases in San Diego and San Francisco have recused themselves on these grounds. These lawsuits have only recently been filed. Therefore, the ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, the Company believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

     At March 31, 2001, RERC had accrued $19 million for remediation of the Minnesota sites. At March 31, 2001, the estimated range of possible remediation costs was $8 million to $36 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

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

     Other Minnesota Matters. At March 31, 2001, RERC had recorded accruals of $4 million (with a maximum estimated exposure of approximately $17 million at March 31, 2001) for other environmental matters in Minnesota for which remediation may be required.

     Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by the Company at some sites in the past, and the Company has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by the Company and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company believes that the costs of any remediation of these sites will not be material to the Company's financial position, results of operations or cash flows.

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 3(a) to Reliant Energy 10-K Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of March 31, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of March 31, 2001. The Company expects approximately $13 million will be paid over the next five years.

     UNA Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of UNA (see Note 3(b) to Reliant Energy 10-K Notes), UNA had a $25 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with UNA's properties. UNA began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of March 31, 2001, the estimated undiscounted liability for this asbestos abatement and soil remediation was $22 million.

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

(c)  Other Legal and Environmental Matters.

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

(d)  California Wholesale Market Uncertainty.

     During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels, until rates were raised, with certain limitations discussed below, by the California Public Utilities Commission (CPUC) on January 4, 2001 and March 27, 2001. This caused two of California's public utilities, which are the Company's customers based on its deliveries to the California Power Exchange (Cal PX) and the California Independent System Operator (Cal ISO), to accrue billions of dollars of unrecovered wholesale power costs and to ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO and, in the case of Pacific Gas and Electric Company (PG&E), to file a voluntary petition for bankruptcy.

     As of December 31, 2000, the Company was owed $101 million by the Cal PX and $181 million by the Cal ISO. In the fourth quarter of 2000, the Company recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. From January 1, 2001 through March 31, 2001, the Company has collected $110 million of these receivable balances. As of March 31, 2001, the Company was owed a total of $337 million by the Cal ISO, the Cal PX, the California Department of Water Resources (CDWR) and California Energy Resource Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through March 31, 2001. In the first quarter of 2001, the Company recorded a pre-tax provision of $38 million against receivable balances related to energy sales from January 1, 2001 through March 31, 2001 in the California market. Management will continue to assess the collectibility of these receivables based on further developments affecting the California electricity market and the market participants described herein. Additional provisions to the allowance may be warranted in the future.

     Nevertheless, on May 9, 2001, at the request of California Governor Gray Davis, representatives of a number of generation and/or marketing companies doing business in California met with Governor Davis to discuss the California situation. At this meeting, Governor Davis suggested that he felt it would be appropriate for the entities owed money by the two defaulting California utilities to accept $.70 on the dollar in settlement of the receivables. No basis for this proposal was expressed. The Company does not believe that such a settlement is acceptable and intends to continue to pursue collection of all amounts owed to the Company by the two defaulting California utilities.

     In response to the filing of a number of complaints challenging the level of wholesale prices, the Federal Energy Regulatory Commission (FERC) initiated a staff investigation and issued an order on December 15, 2000 implementing a series of wholesale market reforms, including an interim price review procedure for prices above a $150/MWh "breakpoint" on sales to the Cal ISO and through the Cal PX. The order did not prohibit sales above the "breakpoint," but the seller was subject to weekly reporting and monitoring requirements. For each reported transaction, potential refund liability extends for a period of 60 days following the date any such transaction is reported to the FERC. No notice has been issued for April 2001, but given the FERC methodology for determining refund amounts, the Company does not expect any potential refund obligation associated with sales for April. On March 9, 2001, the FERC issued a further order establishing a proxy market clearing price of $273/MWh for January 2001, and on March 16, 2001 the FERC issued a notice setting the proxy market clearing price at $430/MWh for

February 2001. On April 16, 2001, the FERC issued a notice setting the proxy market clearing price at $300/MWh for March 2001.

     In the FERC's March 9 and March 16 orders, the FERC outlined criteria for determining amounts subject to possible refund based on the proxy market clearing price for January and February 2001 and indicated that approximately $12 million of the $125 million charged by the Company in January 2001 for sales in California to the Cal ISO and the Cal PX and approximately $7 million of the $47 million charged by the Company in February 2001 for sales in California to the Cal ISO were subject to possible refunds. In an order issued April 16, 2001, the FERC found that the Company did not have any potential refund obligations associated with its sales in March 2001. In the March 9 and March 16 orders, the FERC set forth procedures for challenging possible refund obligations. On April 11 and 13, the Company submitted cost or other justification for most of the prices charged above the proxy market clearing prices established in the March 9 and March 16 orders. On May 4, 2001, the FERC notified the Company that its price justification was insufficient and additional justification would be required to avoid refund. Any refunds the Company may ultimately be obligated to pay are to be credited against unpaid amounts owed to the Company for its sales in the Cal PX or to the Cal ISO. While the December 15 order established that a refund condition would be in place for the period beginning October 2, 2000 through December 31, 2002, this refund condition for January, February and March 2001 sales is limited to the amounts identified for possible refund. The balance of sales in these months, representing the vast majority of the Company's California sales in such months, are no longer subject to refund since they were not challenged during the 60-day period following the reporting of such sales. Sales prior to January 2001 and subsequent to October 2, 2000 remain subject to refund under the FERC's December 15 order. The December 15 order also eliminated the requirement that California's public utilities sell all of their generation into and purchase all of their power from the Cal PX and directed that the Cal PX wholesale tariffs be terminated effective April 2001. The Cal PX has since suspended its day-ahead and day-of markets and filed for bankruptcy protection on March 9, 2001. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC.

     On April 26, 2001, the FERC issued an order establishing a market monitoring and mitigation plan for the California markets to replace the $150/MWh breakpoint plan, which will begin on May 29, 2001 and be effective for no more than one year. The plan retains the "breakpoint" approach to price mitigation, for bids in the real-time market during periods when power reserves fall below 7.5 percent (i.e., Stages 1, 2 and 3 emergencies). The plan's breakpoint amount will be based on variable cost calculations using data submitted confidentially by each gas-fired generator to the FERC and the Cal ISO. The Cal ISO will use this data and daily indices of natural gas and emissions allowance costs to establish the market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also increases the Cal ISO's authority to coordinate and control generating facility outages, subject to periodic reports to and review by the FERC; requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that sellers violating certain conditions on their bids will be subject to increased scrutiny by the FERC, potential refunds and even revocation of their market-based rate authority. The FERC conditioned implementation of the market monitoring and mitigation plan on the Cal ISO and the three California public utilities filing a regional transmission organization proposal by June 1, 2001.

     In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the CPUC, the California Electricity Oversight Board, the California Bureau of State Audits and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. With the exception of a report by the California Bureau of State Audits, none of these investigations have been completed and no findings have been made in connection with any of them. The recently released California state audit report concluded that the foremost cause of the market disruptions in California was fundamental flaws in the structure of the power market.

     Despite the market restructuring ordered under the December 15 order, the California public utilities have continued to accrue unrecovered wholesale costs. As a result, the credit ratings of two of these public utilities were severely downgraded to below investment grade in January 2001. As their credit lines became unavailable, the two utilities defaulted on payments due to the Cal PX and the Cal ISO, which operate financially as pass-through entities, coordinating payments from buyers and sellers of electricity. As a result, the Cal PX and Cal ISO were not able to pay final invoices to market participants totaling over $1 billion. The default of two of California's public utilities on amounts owed the Cal PX and the Cal ISO for purchased power, and the filing of a voluntary petition for bankruptcy by PG&E, have further exacerbated the current crisis in the California wholesale markets and resulted in substantial uncollected receivables owed to the Company by the Cal ISO and the Cal PX. The Cal PX's efforts to recover the available collateral of the utilities, in the form of block forward contracts, were frustrated by the emergency acts of California's Governor, who seized control of the contracts upon the expiration of temporary restraining orders prohibiting such action. Although obligated to pay reasonable value for the contracts, the state of California has not yet made any payment to the Company for the contracts. Various actions have been filed and are still pending challenging the Governor's ability to seize these contracts and seeking to impose an obligation to pay the fair market value of the contracts as of the date seized.

     Upon the default of the two utilities on amounts due to the Cal PX, the Cal PX issued "charge-backs" allocating the utilities' defaults to the other market participants. Proceedings were brought both in federal court and at the FERC seeking a suspension of the charge-backs and challenging the reasonableness of the Cal PX's actions. The Cal PX agreed to a preliminary injunction suspending any of its charge-back activities and on April 16, 2001, the FERC issued an order finding the charge-backs to be unjust and unreasonable under the circumstances but deferred further action pending resolution of certain state proceedings. Amounts owed to the Company were debited in invoices by the Cal PX for charge-backs in the amount of $29 million and, on February 14, 2001, the Company filed its own lawsuit against the Cal PX in the United States District Court for the Central District of California, seeking a recovery of those amounts and a stay of any further charge-backs by the Cal PX, to which the parties agreed. The filing of bankruptcy by the Cal PX has automatically stayed for some period the various court and administrative cases against the Cal PX. However, in its April 16 order, the FERC asserted its regulatory power to address the charge-back issues.

     The two defaulting utilities have both filed lawsuits challenging the refusal of state regulators to allow wholesale power costs to be passed through to retail customers under the "filed rate doctrine." The suit brought by PG&E was dismissed without prejudice on May 2, 2001, on ripeness grounds because PG&E based its claims in part on non-final interim orders of the CPUC, but may be refiled once the challenged CPUC interim orders become final decisions. In the suit brought by Southern California Edison Company (SCE), the judge has denied SCE's request for preliminary relief, and an immediate retail rate increase, but is expected to issued a decision on the merits. The filed rate doctrine provides that wholesale power costs approved by the FERC are entitled to be recovered through rates. Additionally, to address the failing financial condition of the two defaulting utilities and the utilities' potential bankruptcy, the California Legislature passed emergency legislation, effective January 18, 2001 and February 2, 2001, appropriating funds to be used by the CDWR for the purchase of wholesale electricity on behalf of the utilities and authorizing the sale of bonds to fund future purchases under long-term power contracts with wholesale generators. The CDWR has solicited bids and has reported that it has entered into some long-term contracts with generators and continued the purchasing of short-term power contracts. No bonds have yet been issued by the CDWR to support long-term power purchases or to provide credit support for short-term purchases. However, on May 10, 2001, California Governor Davis signed legislation into law that allows the CDWR to issue up to $13.4 billion in bonds to cover the purchase of power. The proceeds from this bond issuance, however, may not be used to pay for any undercollections or existing debt of the utilities.

     As noted above, two of California's public utilities have defaulted in their payment obligations to the Cal PX and the Cal ISO as a result of the refusal of state regulators to allow them to recover their wholesale power costs. This refusal by state regulators has also caused the utilities to default on numerous other financial obligations, and in the case of Pacific Gas and Electric Company, to file a voluntary petition for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code. On March 27, 2001, the CPUC approved an increase in the retail rates of the two defaulting California utilities but ordered the utilities to apply the increase to pay the CDWR for power purchased by the CDWR on the utilities' behalf. Because the CPUC order attempts to prevent use of the increased revenue to pay suppliers for electricity delivered before the date of the decision, the rate increase does not address the existing indebtedness of the utilities. While the bankruptcy filing will result in further post-petition purchases of wholesale electricity being considered administrative expenses of the debtor, a substantial delay could be experienced in the payment of pre-petition receivables pending the confirmation of a reorganization plan. The California Legislature is currently considering legislation under which a state entity would be formed to purchase and operate a substantial share of the transmission lines in California in an effort to provide cash to the utilities. A number of the creditors for one of the other troubled California public utilities, SCE, have indicated, however, that unless there is more action on a plan to restore the utility's solvency, an involuntary bankruptcy filing may be made by such creditors. SCE's April 9, 2001 memorandum of understanding with the state of California, which would transfer the utility's transmission system to the CDWR or another state agency for approximately $2.76 billion, is intended to address these issues. The closing of this type of transaction is subject to numerous factors including the completion of documentation and extensive regulatory approvals including approval by the FERC.

    Because California's power reserves remained at low levels, in part as a result of the lack of creditworthy buyers of power given the defaults of the California utilities, the Cal ISO relied on emergency dispatch orders requiring generators to provide at the Cal ISO's direction all power not already under contract. The power supplied to the Cal ISO was used to meet the needs of the customers of the utilities, even though two of those utilities did not have the credit required to receive such power under the Cal ISO's tariff and were unable to pay for it. The Cal ISO had previously obtained a preliminary injunction on March 21, 2001 from a federal district court in California compelling the Company to comply with emergency dispatch orders despite the utilities' failure to meet credit standards, based on the court's conclusion that the Cal ISO's tariff provisions regarding credit were not applicable to emergency dispatch orders. On March 22, 2001, the Company filed a notice of appeal of the district court's injunction with the Ninth Circuit Court of Appeals and on March 23, 2001 the Company filed an emergency motion for stay of injunction. Because the Company showed a "high likelihood of success on the merits" of the appeal, the Ninth Circuit Court of Appeals granted the stay on April 5, 2001, suspending the district court's preliminary injunction pending its final ruling in the appeal. On April 6, 2001, the FERC issued an order confirming that the credit provisions of the Cal ISO's tariff apply to all sales of electricity under the tariff, including the emergency dispatch orders. As a result of the FERC's order, the district court's preliminary injunction expired in accordance with its terms and the district court dismissed the Cal ISO's complaint. Therefore, the Company did not pursue its appeal to the Ninth Circuit and is no longer compelled to comply with the emergency dispatch orders in the absence of a creditworthy counterparty. As of March 31, 2001, the Company was owed $108 million for power provided in compliance with the emergency dispatch orders.

    In May 2001, a bill was passed by the California Senate that proposed a tax on "windfall profits" earned by electric generators in California. The bill would impose a 100% tax on any electricity sold by California generators that exceeds a "just and reasonable price," such price to be set by the CPUC. Initially, the rate would be set at $80 per MWh. The bill must still be voted on and passed by the California Assembly, and signed by the Governor, before it will become law. At this time, the Company cannot predict whether this legislation will be enacted into law, or if enacted, what form it will take or whether it may be legally applied to the Company's operations. If the bill in its current form is enacted into law, such a tax could significantly increase the cost of operating power generation facilities serving the California market and could have a material adverse effect on the Company's financial condition, results of operators and cash flows.

(e) Indemnification of Dutch Stranded Costs.

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

    The Transition Act allocates financial responsibility to the individual Dutch generators based on their average share in the costs and revenues under the OvS Agreement during the past ten years. UNA's allocated share of these costs has been set at 22.5%. Among other things, the Transition Act allocates to the four Dutch generation companies, including UNA, financial responsibility for SEP's obligations to purchase electricity and gas under an import gas supply contract, three electricity import contracts and experimental coal facility and district heating contracts. The gas import contract expires in 2015 and provides for gas imports aggregating 2.283 billion cubic meters per year. The three electricity contracts have the following capacities and terms: (a) 300 MW through 2005, (b) 600 MW through 2005 and (c) 600 MW through 2002 and 750 MW through 2009. The generators have the option of assuming their pro rata interests in the contracts or, subject to the assignment terms of the contracts, selling their interests to third parties.

    In connection with the acquisition of UNA, the selling shareholders of UNA agreed to indemnify UNA for some stranded costs in an amount not to exceed NLG
1.4 billion (approximately $558 million based on an exchange rate of 2.51 NLG per U.S. dollar as of March 31, 2001), which may be increased in some circumstances at the option of the Company up to NLG 1.9 billion (approximately $757 million). Of the total consideration paid by the Company for the shares of UNA, NLG 900 million (approximately $359 million) has been placed by the selling shareholders in an escrow account under the direction of the Dutch Ministry of Economic Affairs to secure indemnity obligations.

Although the Company's management believes that the indemnity provision will be sufficient to fully satisfy UNA's ultimate share of any stranded costs obligation, this judgment is based on numerous assumptions regarding the ultimate outcome and timing of the resolution of the stranded cost issue and the selling shareholders' timely performance of their obligations under the indemnity arrangement, among other factors.

     The Transition Act provides also that, subject to the approval of the European Commission, the Dutch government will make financial compensations to the Dutch generation sector for the out of market costs associated with two stranded cost items: an experimental coal facility and district heating contracts.

     As a result of the above, UNA recorded an out-of-market, net stranded cost liability of $544 million at March 31, 2001 for its statutorily allocated share of these contracts. In addition, UNA recorded a corresponding asset of equal amount for the indemnification of this obligation from UNA's former shareholders.

     The four Dutch generation companies and SEP are in discussions with the Dutch Ministry of Economic Affairs regarding the implementation of the Transition Act. In the first quarter of 2001, the parties have reached an agreement in principle with the Dutch Ministry of Economic Affairs regarding the compensation to be paid to SEP for the national transmission grid company. The proposed compensation amount is NLG 2.55 billion (approximately $1.0 billion based on an exchange rate of 2.51 NLG per U.S. dollar as of March 31, 2001). Although the Transition Act clarifies many issues regarding the anticipated resolution of the stranded costs debate in the Netherlands, there remain considerable uncertainties regarding the exact manner in which the Transition Act will be implemented and the potential for third parties to challenge the Transition Act on legal and constitutional grounds.

(f)  Reliant Energy HL&P Rate Matters.

     The Texas Utility Commission has issued rulings at its April 2001 meeting requiring Reliant Energy HL&P to reverse the amount of redirected depreciation and accelerated depreciation if, in the Texas Utility Commission's estimation, the utility has overmitigated its stranded costs. At March 31, 2001, cumulative redirected depreciation and cumulative accelerated depreciation for regulatory purposes totaled $668 million and approximately $900 million, respectively. The preliminary reversal of redirected depreciation would result in a lower rate for the transmission and distribution utility and the accelerated depreciation being returned through credits over ten years as offsets to the transmission and distribution utility's non-bypassable charges. The rates derived from the Texas Utility Commission's April 2001 ruling are interim and will be used during the retail electric pilot project that begins on June 1, 2001. The Company does not expect the final Reliant Energy HL&P transmission and distribution rate to be established until August 2001 and those rates will be implemented on January 1, 2002. The credits related to accelerated depreciation will begin on January 1, 2002. For information regarding redirected depreciation and accelerated depreciation, see Note 4(a) to Reliant Energy 10-K Notes.

(12) BENEFIT CURTAILMENT AND ENHANCEMENT CHARGE

     During the three months ended March 31, 2001, the Company recognized a pre-tax, non-cash charge of $101 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of distributing to Reliant Energy's or its successor's shareholders the remaining common stock of its unregulated subsidiary, Reliant Resources. For information regarding this anticipated transaction, see Note 4(b) to Reliant Energy 10-K Notes.

     Effective March 1, 2001, the Company will no longer accrue benefits under a noncontributory pension plan for its domestic non-union employees of Reliant Resources and Reliant Energy Tegco, Inc. (Resources Participants). Effective March 1, 2001, each non-union Resources Participant's unvested pension account balance became fully vested and a one-time benefit enhancement was provided to some qualifying participants. During the first quarter of 2001, the Company incurred a charge to earnings of $84 million (pre-tax) for a one-time benefit enhancement and a gain of $23 million (pre-tax) related to the curtailment of Reliant Energy's pension plan.

     Effective March 1, 2001, the Company discontinued providing subsidized postretirement benefits to its domestic non-union employees of Reliant Resources and its participating subsidiaries and Reliant Energy Tegco, Inc. The Company incurred a pre-tax charge of $40 million during the first quarter of 2001 related to the curtailment of the Company's postretirement obligation. For additional information regarding these benefit plans, see Notes 12(b) and 12(d) to Reliant Energy 10-K Notes.

(13) REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy and Other Operations. For descriptions of these reporting segments, see Note 1 to Reliant Energy 10-K Notes. Financial data for the business segments are as follows:

                                                                                                          AS OF
                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2000    DECEMBER 31, 2000
                                                      ---------------------------------------------- -----------------
                                                                           NET
                                                      REVENUES FROM    INTERSEGMENT    OPERATING
                                                      NON-AFFILIATES     REVENUES     INCOME (LOSS)    TOTAL ASSETS
                                                      --------------- --------------- --------------  ---------------
                                                                              (IN MILLIONS)
Electric Operations.................................    $       947     $        --     $       202    $    10,691
Natural Gas Distribution............................          1,044               7             105          4,509
Pipelines and Gathering.............................             47              43              32          2,358
Wholesale Energy....................................          2,014             142             (22)        11,172
European Energy.....................................            150              --              33          2,521
Other Operations....................................             11               4              (9)         2,296
Discontinued Operations(1)..........................             --              --              --            195
Reconciling Elimination.............................             --            (196)             --         (1,665)
                                                        -----------     -----------     -----------    -----------
Consolidated........................................    $     4,213     $        --     $       341    $    32,077
                                                        ===========     ===========     ===========    ===========

                                                                                                          AS OF
                                                        FOR THE THREE MONTHS ENDED MARCH 31, 2001     MARCH 31, 2001
                                                      ---------------------------------------------- -----------------
                                                                           NET
                                                      REVENUES FROM    INTERSEGMENT    OPERATING
                                                      NON-AFFILIATES     REVENUES     INCOME (LOSS)    TOTAL ASSETS
                                                      --------------- --------------- --------------  ---------------
                                                                              (IN MILLIONS)
Electric Operations.................................    $     1,390     $        --     $       186    $    10,933
Natural Gas Distribution............................          2,269              54             135          4,089
Pipelines and Gathering.............................             75              55              39          2,302
Wholesale Energy....................................          9,284             309             216         10,903
European Energy.....................................            248              --              18          3,079
Other Operations....................................             18              13            (134)         2,342
Discontinued Operations(1)..........................             --              --              --            121
Reconciling Elimination.............................             --            (431)             --         (1,301)
                                                        -----------     -----------     -----------    -----------
Consolidated........................................    $    13,284     $        --     $       460    $    32,468
                                                        ===========     ===========     ===========    ===========

---------

(1) Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of its Latin American segment, through sales of its assets. Accordingly, the Company is reporting the results of its Latin American segment as discontinued operations for all periods presented in the Interim Financial Statements in accordance with Accounting Principles Board Opinion No. 30.

     Reconciliation of Operating Income to Net Income Attributable to Common
Stockholders:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Operating Income..........................................................       $          341     $          460
Other Income..............................................................                   21                 50
Interest Expense..........................................................                 (160)              (178)
Distribution on Trust Preferred Securities................................                  (14)               (14)
Income Tax Expense........................................................                  (55)              (110)
Loss on Disposal of Discontinued Operations, net of tax....................                  --                 (7)
Cumulative Effect of Accounting Change, net of tax...........................                --                 61
                                                                                 --------------     --------------
Net Income Attributable to Common Stockholders.............................      $          133     $          262
                                                                                 ==============     ==============

(14) SUBSEQUENT EVENTS

(a)  Construction Agency Agreement.

     In April 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (the Investors) of $2.5 billion. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities, and is responsible for completing construction of these projects by August 31, 2004, but has generally limited its risk related to construction completion to less than 90% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project at completion, Reliant Resources must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of up to 85% of the project cost if the proceeds from remarketing are deficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and if the lease option is exercised, the lessee's obligations during the lease period.

(b)  Initial Public Offering of Reliant Resources.

     On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering) in connection with the Company's business separation plan. On May 4, 2001, Reliant Resources completed its initial public offering of 52 million shares of its common stock and received net proceeds of $1.5 billion. On May 11, 2001, the underwriters of the Offering exercised an option to buy an additional 7.8 million shares of Reliant Resources common stock, resulting in net proceeds of $222 million. Reliant Resources used these net proceeds to increase its working capital. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within 12 months of the Offering (Distribution). For additional information regarding the Company's business separation plan, please read Note 4(b) to Reliant Energy 10-K Notes.

     The Distribution is subject to further corporate approvals, market and other conditions, and government actions, including receipt of a favorable Internal Revenue Service ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. federal income tax purposes, as applicable. There can be no assurance that the Distribution will be completed as described or within the time periods outlined above.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RELIANT ENERGY AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

     We are a diversified international energy services and energy delivery company that provides energy and energy services in North America and Western Europe. We operate one of the nation's largest electric utilities in terms of kilowatt-hour (KWh) sales, and our three natural gas distribution divisions together form one of the United States' largest natural gas distribution operations in terms of customers served. We invest in the acquisition, development and operation of international and domestic non-rate regulated power generation facilities. We own two interstate natural gas pipelines that provides gas transportation, supply, gathering and storage services, and we also engage in wholesale energy marketing and trading.

     In this section we discuss our results of operation on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy and Other Operations. For segment reporting information, please read Note 13 to our Interim Financial Statements.

     Effective December 1, 2000, our Board of Directors approved a plan to dispose of our Latin American business segment and sale of its assets. Accordingly, we are reporting the results of our Latin American business segment as discontinued operations for all periods presented in our Interim Financial Statements in accordance with Accounting Principles Board Opinion No. 30. For additional information regarding the disposal of our Latin American business segment, please read Note 19 to Reliant Energy 10-K Notes.

     In 2000, we submitted a business separation plan to the Texas Utility Commission that was later amended during the year to restructure our businesses into two separate publicly traded companies in order to separate our unregulated businesses from our regulated businesses. In December 2000, the plan was substantially approved by the Texas Utility Commission in its entirety and a final order was issued on April 10, 2001. For additional information regarding the business separation plan, please read Note 4(b) to Reliant Energy 10-K Notes.

     As part of the separation, our parent company, Reliant Energy will undergo a restructuring of its corporate organization to achieve a new holding company structure. The new holding company will hold our regulated businesses. In connection with the formation of the new holding company, we will seek an exemption from the registration requirements of the Public Utility Holding Company Act of 1935 (1935 Act) or, if no exemption is available, the new holding company will register as a public utility holding company under the 1935 Act. The restructuring will require approval of the Securities and Exchange Commission, certain of the affected state commissions and the Nuclear Regulatory Commission.

     In connection with the separation, we formed Reliant Resources, which owns and operates a substantial portion of our unregulated operations. In May 2001, Reliant Resources offered 59.8 million shares of its common stock to the public at an initial public offering price of $30 per share and received net proceeds from the offering of $1.7 billion. Reliant Energy expects to distribute the remaining common stock of Reliant Resources it owns to Reliant Energy's or its successor's shareholders within 12 months of the closing of the Reliant Resources initial public offering (Offering). For additional information regarding our business separation plan, please read Note 4(b) to Reliant Energy 10-K Notes.

     On May 12, 2000, one of our subsidiaries purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey, and Maryland having an aggregate net generating capacity of approximately 4,262 MW. With the exception of development entities that were sold to another Reliant Energy subsidiary in July 2000, the assets of the entities acquired are held by REMA. The purchase price for the May 2000 transaction was $2.1 billion. We accounted for the acquisition as a purchase, and accordingly, our results of operations include the results of operations for REMA only for the period after the acquisition date. For additional information about this acquisition, including our accounting treatment of the acquisition, please read Note 3(a) to Reliant Energy 10-K Notes and Note 3 to our Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                       (IN MILLIONS, EXCEPT
                                                                                          PER SHARE DATA)
Revenues.....................................................................    $        4,213     $       13,284
Operating Expenses...........................................................            (3,872)           (12,824)
                                                                                 --------------     --------------
Operating Income.............................................................               341                460
Other Income ................................................................                21                 50
Interest Expense and Other Charges...........................................              (174)              (192)
Income Tax Expense ..........................................................               (55)              (110)
Loss on Disposal of Discontinued Operations, net of tax......................                --                 (7)
Cumulative Effect of Accounting Change, net of tax...........................                --                 61
                                                                                 --------------     --------------
Net Income Attributable to Common Stockholders...............................    $          133     $          262
                                                                                 ==============     ==============
Basic Earnings Per Share.....................................................    $         0.47     $         0.91
Diluted Earnings Per Share...................................................    $         0.47     $         0.90

Three months ended March 31, 2001 compared to three months ended March 31, 2000

     We reported consolidated net income of $262 million ($0.90 per diluted share) for the three months ended March 31, 2001 compared to $133 million ($0.47 per diluted share) for the three months ended March 31, 2000. The 2001 results reflect a $7 million, after-tax non-cash loss on the disposal of discontinued operations in Latin America, a $61 million after-tax non-cash gain from the adoption of SFAS No. 133 and a $65 million after-tax non-cash charge relating to the redesign of the company's benefits for employees of our unregulated businesses. The 2000 results include a $1 million loss from discontinued operations in Latin America.

     For information regarding the adoption of SFAS No. 133, the discontinuance of our Latin American segment and the benefit charge incurred in the first quarter of 2001, see Notes 2, 4 and 12 to our Interim Financial Statements.

     Our consolidated net income, after adjusting for the charges described above, was $274 million ($0.94 per diluted share) for three months ended March 31, 2001 compared to $134 million ($0.47 per diluted share) for the three months ended March 31, 2000. The $140 million increase was primarily due to increased earnings from our Wholesale Energy, Natural Gas Distribution and Pipelines and Gathering segments.

     For an explanation of changes in operating income for the first quarter of 2001 versus 2000, see the discussion below of operating income (loss) by segment. Other income increased by $29 million during the first quarter of 2001 compared to 2000 primarily due to increased earnings from unconsolidated subsidiaries of our Wholesale Energy segment and increased interest income from our Electric Operations and Wholesale Energy segments. In addition, during the first quarter of 2000, the Company realized interest income related to a tax refund of $26 million which was partially offset by a pre-tax impairment loss of $22 million related to certain marketable securities. For additional information regarding our investment in the equity securities noted above, see Note 2(l) to Reliant Energy 10-K Notes.

     Our Wholesale Energy segment reported income from equity investments for the three months ended March 31, 2001 of $13 million compared to $0.5 million in the same period in 2000. The equity income in 2001 primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The plant became operational in May 2000.

     We incurred interest expense and other charges of $192 million and $174 million for the first quarters of 2001 and 2000, respectively. The increase was a result of higher levels of short-term borrowing and long-term debt in 2001 compared to 2000.

     The effective tax rate for the first quarter of 2000 and 2001 was 29% and 35%, respectively.

     The table below shows operating income (loss) by segment:

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Electric Operations..........................................................    $          202     $          186
Natural Gas Distribution.....................................................               105                135
Pipelines and Gathering......................................................                32                 39
Wholesale Energy.............................................................               (22)               216
European Energy..............................................................                33                 18
Other Operations.............................................................                (9)              (134)
                                                                                 --------------     --------------
      Total Consolidated.....................................................    $          341     $          460
                                                                                 ==============     ==============

ELECTRIC OPERATIONS

     Our Electric Operations segment conducts operations under the name "Reliant Energy HL&P," an unincorporated division of Reliant Energy. Electric Operations generates, purchases, transmits and distributes electricity to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, Texas.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Operating Revenues:
  Base Revenues..............................................................    $          602     $          617
  Reconcilable Fuel Revenues.................................................               345                773
                                                                                 --------------     --------------
    Total Operating Revenues.................................................               947              1,390
                                                                                 --------------     --------------
Operating Expenses:
  Fuel and Purchased Power...................................................               358                786
  Operation and Maintenance..................................................               210                248
  Depreciation and Amortization..............................................                99                 79
  Other Operating Expenses...................................................                78                 91
                                                                                 --------------     --------------
    Total Operating Expenses.................................................               745              1,204
                                                                                 --------------     --------------
Operating Income.............................................................    $          202     $          186
                                                                                 ==============     ==============

Electric Sales Including Unbilled (GWh(1)):
  Residential................................................................             3,446              3,951
  Commercial.................................................................             3,737              3,969
  Industrial.................................................................             7,009              6,804
  Industrial - Interruptible.................................................             1,313                634
  Other                                                                                     721                296
                                                                                 --------------     --------------
  Total Sales Including Unbilled.............................................            16,226             15,654
                                                                                 ==============     ==============
Average Cost of Fuel (Cents/MMBtu (2)).......................................             192.1              302.5
                                                                                 ==============     ==============

----------

(1)      Gigawatt hours

(2)      Million British thermal units

     Our Electric Operations segment operating income for the three months ended March 31, 2001 decreased $16 million compared to the three months ended March 31, 2000. The decline was primarily due to increased operation and maintenance expenses and increased taxes, partially offset by strong demand from residential and commercial customers and reduced depreciation and amortization expense.

     Base revenues increased $15 million for the first quarter of 2001 primarily due to increased customer growth and demand.

     Reconcilable fuel revenues and fuel and purchased power expenses for the first quarter of 2001 increased as a result of the higher cost of natural gas ($2.67 and $7.50 per MMBtu in the first quarters of 2000 and 2001, respectively), higher costs per unit for purchased power ($26.43 and $71.01 per megawatt hour (MWh) in the first quarters of 2000 and 2001, respectively) and higher volumes due to customer growth, which led to increased production.

     Operation and maintenance expenses and other operating expenses for the first quarter of 2001 increased by $38 million and $13 million, respectively, when compared to the same period in 2000. The increases were largely due to higher revenue related taxes, increased benefits costs, and increased information technology costs.

     Depreciation and amortization expense in the first quarter of 2001 decreased $20 million compared to the same period in 2000. The decrease was primarily due to a decrease in amortization of the book impairment loss recorded in June 1999 and decreased amortization expense due to regulatory assets related to cancelled projects being fully amortized in June 2000. For information regarding items that affect depreciation and amortization expense of Electric Operations pursuant to the Legislation and the Transition Plan, see Notes 2(g) and 4(a) to Reliant Energy 10-K Notes.

NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution segment's operations consist of intrastate natural gas sales to, and natural gas transportation for residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail marketing of natural gas.

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Operating Revenues...........................................................    $        1,051     $        2,323
Operating Expenses:
  Natural Gas................................................................               758              1,977
  Operation and Maintenance..................................................               124                133
  Depreciation and Amortization..............................................                36                 36
  Other Operating Expenses...................................................                28                 42
                                                                                 --------------     --------------
    Total Operating Expenses.................................................               946              2,188
                                                                                 --------------     --------------
Operating Income.............................................................    $          105     $          135
                                                                                 ==============     ==============

Throughput Data (in Bcf(1)):
  Residential and Commercial Sales...........................................               121                153
  Industrial Sales...........................................................                13                 11
  Transportation.............................................................                15                 15
  Retail.....................................................................               140                132
                                                                                 --------------     --------------
    Total Throughput.........................................................               289                311
                                                                                 ==============     ==============

---------------
(1)  Billion cubic feet.

     Our Natural Gas Distribution segment's operating income increased $30 million for the first quarter of 2001 as compared to the same period in 2000. The substantial rise was largely due to improved margins from cooler weather, partially offset by increased operating expenses. In addition, operating revenues for the first quarter of 2000 included a $12 million gain from the effect of a financial hedge of our Natural Gas Distribution segment's earnings against unseasonably warm weather during peak gas heating months, while for the first quarter of 2001, there was a $1 million loss. Increased operating margins (revenues less fuel costs) were slightly offset by higher operating expenses. Operating expenses increased primarily as a result of increased information system-related costs and employee benefit costs.

PIPELINES AND GATHERING

     Our Pipelines and Gathering segment operates two interstate natural gas pipelines as well as provides gathering and pipeline services.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Operating Revenues..........................................................     $           90     $          130
Operating Expenses:
  Natural Gas...............................................................                 15                 45
  Operation and Maintenance.................................................                 25                 28
  Depreciation and Amortization.............................................                 14                 14
  Other Operating Expenses..................................................                  4                  4
                                                                                 --------------     --------------
    Total Operating Expenses................................................                 58                 91
                                                                                 --------------     --------------
Operating Income............................................................     $           32     $           39
                                                                                 ==============     ==============
Throughput Data (in MMBtu):
  Natural Gas Sales.........................................................                  4                  6
  Transportation............................................................                261                246
  Gathering.................................................................                 70                 70
  Elimination(1)............................................................                 (3)                (1)
                                                                                 --------------     --------------
Total Throughput............................................................                332                321
                                                                                 ==============     ==============

----------

(1)  Elimination of volumes both transported and sold.

     Our Pipelines and Gathering segment operating income for the first quarter of 2001 increased $7 million compared to the same period in 2000. Improved operating margins (revenues less natural gas costs) from both the pipelines and gas gathering businesses contributed to the increase.

WHOLESALE ENERGY

     Our Wholesale Energy segment includes our non-rate regulated power generation operations in the United States and our wholesale energy trading, marketing, power origination and risk management operations in North America. Trading and marketing purchases fuel to supply existing generation assets, sells the electricity produced by these assets, and manages the day-to-day trading and dispatch associated with these portfolios. As a result, we have made, and expect to continue to make, significant investments in developing the trading and marketing infrastructure including software, trading and risk control resources.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Operating Revenues..........................................................     $        2,156     $        9,593
Operating Expenses:
  Fuel and Cost of Gas Sold.................................................              1,420              5,654
  Purchased Power...........................................................                687              3,547
  Operation and Maintenance.................................................                 62                133
  Depreciation and Amortization.............................................                  7                 41
  Other Operating Expenses..................................................                  2                  2
                                                                                 --------------     --------------
    Total Operating Expenses................................................              2,178              9,377
                                                                                 --------------     --------------
Operating (Loss) Income.....................................................     $          (22)    $          216
                                                                                 ==============     ==============

Operations Data:
Natural Gas (in Bcf):
  Sales ....................................................................                549                767
                                                                                 ==============     ==============
Electricity (MMWh):
  Wholesale Power Sales.....................................................                 28                 76
                                                                                 ==============     ==============

     Our Wholesale Energy segment's operating income increased $238 million for first quarter of 2001 compared to the same period in 2000. The increase was primarily due to increased revenues from energy and ancillary services, the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher general and administrative and air emissions regulatory allowance expenses and a $38 million provision taken against receivable balances related to energy sales in the West region. Gross margins (revenues less fuel and cost of gas sold and purchased power) for the Wholesale Energy segment rose by $343 million from the same quarter of last year.

     For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, see Notes 11(a) and 11(d) to our Interim Financial Statements.

     Our Wholesale Energy segment's operating revenues increased $7.4 billion for the first quarter 2001 compared to the same period in 2000. The increase was primarily due to increases in prices for gas and power sales and to a lesser extent higher volumes of both power and gas sales. Our fuel and gas costs increased $4.2 billion in the first quarter of 2001 compared to the same period in 2000, largely due to a higher average cost of gas and increased volume. Our purchased power expense increased $2.9 billion in the first quarter of 2001, primarily due to higher power sales volumes and higher average cost of power. Operation and maintenance expenses increased $71 million in the first quarter of 2001 compared to the same period in 2000, primarily due to costs associated with the operation and maintenance of generating plants acquired or placed into service after the first quarter of 2000, lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions and higher staffing levels to support increased sales and expanded trading and marketing efforts. Depreciation and amortization expense for the first quarter of 2001 compared to the same period in 2000 increased as a result of higher expense related to the amortization of air emissions regulatory allowances, primarily in the West region, and depreciation of our Mid-Atlantic plants, which were acquired after the first quarter of 2000.

EUROPEAN ENERGY

     Our European Energy segment includes the operations of UNA and its subsidiaries and our European trading, marketing and risk management operations. Our European Energy segment generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and marketing industry in Northwest Europe.

     Beginning January 1, 2001, the Dutch wholesale electric market was completely opened to competition. Consistent with our expectations at the time we made the acquisition, we anticipate that UNA will experience a significant decline in electric margins in 2001 attributable to the deregulation of the market. For additional information on these and other factors that may affect the future results of operations of European Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Competitive, Regulatory and Other Factors Affecting Our European Energy Operations" in the Reliant Energy Form 10-K, which information is incorporated herein by reference.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Operating Revenues...........................................................    $          150     $          248
Operating Expenses:
  Fuel and Purchased Power...................................................                69                182
  Operation and Maintenance and Other........................................                28                 29
  Depreciation and Amortization..............................................                20                 19
                                                                                 --------------     --------------
    Total Operating Expenses.................................................               117                230
                                                                                 --------------     --------------
Operating Income.............................................................    $           33     $           18
                                                                                 ==============     ==============

     Our European Energy segment operating income decreased $15 million for the first quarter of 2001 compared to the same period in 2000. The decrease was primarily due to a decrease in margins (revenues less fuel and purchased power) as the Dutch wholesale electric market was completely opened to competition on January 1, 2001. Increased margins from ancillary services and district heating partially offset this decline.

     Our European Energy segment operating revenues increased $98 million for the first quarter of 2001 compared to the same period in 2000. This increase was primarily due to increased trading revenues associated with our participation in the now fully deregulated Dutch wholesale electric market. Fuel and purchased power costs increased $113 million in the first quarter of 2001 compared to same period in 2000 primarily due to increased purchased power for trading activities, cost of natural gas and other fuels.

OTHER OPERATIONS

     Our Other Operations segment includes the operations of our unregulated retail electric operations, a communications business offering enhanced data, voice and other services to customers in Texas, an eBusiness group, non-operating investments, certain real estate holdings and unallocated corporate costs.

     Our Other Operations segment's operating loss increased $125 million for the first quarter of 2001 compared to the same period in 2000. The increase was primarily due to a $101 million pre-tax, non-cash charge related to the redesign of certain of our benefit plans in anticipation of the separation of our regulated businesses and our unregulated businesses. In addition, the increased operating loss was due to the timing of certain legal expenses, as well as costs related to our communications operations. For information regarding the benefit charge incurred in the first quarter of 2001, see Note 12 to our Interim Financial Statements.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

GENERAL

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Energy Form 10-K, which is incorporated herein by reference. For additional information regarding the California wholesale market and related litigation, please read Notes 11(a) and 11(d) to our Interim Financial Statements.

ELECTRIC OPERATIONS

     In contemplation of open competition, our Electric Operations segment has been allowed since 1998 under our Transition Plan approved by the Texas Utility Commission and the Legislation to earn base revenues which produced earnings in excess of traditional regulated levels. These excess earnings have been utilized to mitigate stranded cost of generation plants by accelerating the depreciation of these assets for regulatory purposes.

     This transition to competition period is scheduled to end on December 31, 2001. At that time, and in accordance with the Legislation, our Electric Operations segment will be unbundled pursuant to our business separation plan (please read Notes 4(a) and 4(b) to Reliant Energy 10-K Notes) into three distinct businesses: a transmission and distribution company, a power generation company and a retail company. New rates based on the allowed invested capital, or "rate base", of the transmission and distribution business will be implemented beginning on January 1, 2002. For more information regarding the interim rulings in the transmission and distribution company's rate case, please read Note 11(f) to our Interim Financial Statements. The retail business will be conducted by a subsidiary of Reliant Resources. The generation business will sell power via capacity auctions at market rates. However, the Legislation provides that during the 2004 stranded cost true-up (please read Note 4(a) to Reliant Energy 10-K Notes), a true-up amount will be calculated which will be recovered from or returned to customers to adjust the market revenues earned from the capacity auctions to a level that would approximate a regulated return on the invested capital of the generation business. Thus, beginning in 2002, earnings of our Electric Operations segment will be reduced to near traditional regulated returns independent of any additional positive or negative cash flows which may result from implementation of competitive transition charges received from customers or other credits to customers, as applicable. Accordingly, the results of operations of our Electric Operations segment post-competition will significantly decline.

                               FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2000 and 2001.

                                                                                   THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
                                                                                           (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................................................     $          476     $          108
   Investing activities.....................................................             (1,374)              (490)
   Financing activities.....................................................                910                277

     Net cash provided by operating activities during the three months ended March 31, 2001 decreased $368 million compared to the same period in 2000 primarily due to a net $780 million decrease in accounts payables. This decrease was partially offset by (a) a $238 million increase in operating income for the Wholesale Energy segment due to increased revenues from energy and ancillary services, the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions, and (b) a $227 million increase in margin deposits.

     Net cash used in investing activities decreased $884 million during the three months ended March 31, 2001 compared to the same period in 2000 primarily due to the funding of the remaining purchase obligation for UNA for $982 million on March 1, 2000 partially offset by increased capital expenditures during the three months ended March 31, 2001.

     Cash flows provided by financing activities decreased $633 million during the three months ended March 31, 2001 compared to the same period in 2000 primarily due to a decrease in cash received from short-term borrowings. The Company utilized the net borrowings incurred during the first three months of 2000 to fund the remaining UNA purchase obligation, to support increased capital expenditures by our Wholesale Energy segment and for general corporate purposes, including the repayment of indebtedness. The issuance of $550 million of unsecured long-term debt during the first three months of 2001 partially offset the decrease.

FUTURE SOURCES AND USES OF CASH FLOWS

     Credit Facilities. As of March 31, 2001, we had credit facilities in effect, including facilities of various financing subsidiaries and operating subsidiaries, that provided for an aggregate of $9.1 billion in committed credit. As of March 31, 2001, $6.6 billion was outstanding under these facilities including commercial paper of $3.2 billion, other borrowings of $2.3 billion and letters of credit of $1.1 billion. The remaining unused credit facilities totaled $2.5 billion.

     Of the $9.1 billion of committed credit facilities described above, $5.7 billion will expire in 2001. To the extent that we continue to need access to this amount of committed credit, we expect to extend or replace these facilities on normal commercial terms on a timely basis.

     Between December 2000 and March 2001, Reliant Resources entered into thirteen bilateral credit facilities with financial institutions, which provide for an aggregate of $1.8 billion in committed credit. In May 2001, Reliant Resources entered into an additional bilateral credit facility which provide for an aggregate of $150 million in committed credit. These facilities became effective subsequent to December 31, 2000 and expire on October 2, 2001. During the first quarter of 2001, bilateral credit facilities totaling $275 million were terminated and credit facilities totaling $250 million were transferred from a financing subsidiary to Reliant Resources. Interest rates on the borrowings are based on LIBOR plus a margin, a base rate or a rate determined through a bidding process. These facilities contain various business and financial covenants requiring Reliant Resources to, among other things, maintain a ratio of net debt to the sum of net debt, subordinated affiliate debt and shareholders' equity not to exceed 0.60 to 1.00. These covenants are not anticipated to materially restrict Reliant Resources from borrowing funds or obtaining letters of credit under these facilities. The credit facilities are subject to facility and usage fees that are calculated based on the amount of the facility commitments and on the amounts outstanding under the facilities, respectively.

     In May 2001, aggregate bank facilities and aggregate amount of commercial paper that can be offered were reduced by $1.5 billion, the amount of net proceeds from the Offering.

     Shelf Registrations. At March 31, 2001, Reliant Energy had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of our preferred stock, $580 million aggregate principal amount of our debt securities and $125 million of trust preferred securities and related junior subordinated debt securities. In addition, Reliant Energy had a shelf registration for 15 million shares of its common stock, which would have been worth $679 million as of March 31, 2001 based on the closing price of its common stock as of that date. In January 2001, RERC Corp. filed a shelf registration statement for $600 million of unsecured unsubordinated debt securities of which $550 million was issued in February 2001.

     RERC Corp. Debt Issuance. In February 2001, RERC Corp. issued $550 million aggregate principal amount of unsecured unsubordinated notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy, and for general corporate purposes. Reliant Energy used the $400 million proceeds from the dividend for general corporate purposes, including the repayment of short-term borrowings.

     Securitization. Reliant Energy HL&P filed an application with the Texas Utility Commission requesting a financing order authorizing the issuance by a special purpose entity organized by us, of transition bonds relating to Reliant Energy HL&P's generation related regulatory assets. In May 2000, the Texas Utility Commission issued a financing order to Reliant Energy authorizing the issuance of transition bonds in an amount not to exceed $740 million plus actual up-front qualified costs. Payments on the transition bonds will be made out of funds derived from non-bypassable transition charges assessed to Reliant Energy HL&P's transmission and distribution customers. The offering of the transition bonds will be registered under the Securities Act of 1933 and is expected to be consummated during 2001.

     The expected timing of the transition bond offering assumes that the Texas Supreme Court will have rejected a constitutional challenge to the statute permitting the financing orders. That challenge was raised in a court challenge to a different financing order, issued by the Texas Utility Commission to another utility. The district court affirmed the constitutionality of the statute, but a direct appeal to the Texas Supreme Court under a statute providing for expedited judicial review. The Texas Supreme Court heard oral argument on November 29, 2000, and to date, a decision has not been rendered.

     Fuel Filing. As of March 31, 2001, Reliant Energy HL&P was under-collected on fuel recovery by approximately $694 million. In two separate filings in 2000, Reliant Energy HL&P received approval to implement fuel surcharges to collect the under-recovery of fuel expenses, as well as to adjust the fuel factor to compensate for significant increases in the price of natural gas.

     On March 15, 2001, Reliant Energy HL&P filed to revise its fuel factor and address its undercollected fuel costs of $389 million, which is the accumulated amount since September 2000 through February 2001, plus estimates for March and April 2001. Reliant Energy HL&P is requesting to revise its fixed fuel factor to be implemented with the May 2001 billing cycle and has proposed to defer the collection of the $389 million until 2004 stranded costs true-up proceeding. On April 16, 2001, the Texas Utility Commission issued an order approving interim rates effective with the May 2001 billing cycle. As of May 10, 2001, a final Order has not been issued in this proceeding.

     Initial Public Offering of Reliant Resources. On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in the Offering in connection with the Company's business separation plan. On May 4, 2001, Reliant Resources completed its initial public offering of 52 million shares of its common stock and received net proceeds of $1.5 billion. On May 11, 2001, the underwriters of the Offering exercised an option to buy an additional 7.8 million shares of Reliant Resources common stock, resulting in net proceeds of $222 million. Reliant Resources used these net proceeds to increase its working capital. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within 12 months of the Offering. For additional information regarding the Company's business separation plan, please read Note 4(b) to Reliant Energy 10-K Notes.

     Acquisition of Mid-Atlantic Assets. On May 12, 2000, we completed the acquisition of our Mid-Atlantic assets from Sithe Energies, Inc. for an aggregate purchase price of $2.1 billion. The acquisition was originally financed through commercial paper borrowings at one of our financing subsidiaries. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which we acquired as part of the Mid-Atlantic acquisition. For additional discussion of these lease transactions, please read Notes 3(a) and 14(c) to Reliant Energy 10-K Notes. As consideration for the sale of our interest in the facilities, we received a total of $1.0 billion in cash that was used to repay commercial paper borrowings at one of our financing subsidiaries. We will continue to make lease payments through 2029. The lease terms expire in 2034.

     Channelview Project. Our 781 MW gas-fired, combined cycle, cogeneration plant located in Channelview, Texas, which is currently under construction, is expected to cost $463 million, including $129 million in commitments for the purchase of combustion turbines. Of this amount, $315 million had been incurred as of March 31, 2001. The project continues to be financed through funds received under the terms of a committed equity bridge facility, which totals $92 million, a non-recourse debt facility aggregating $369 million and projected construction revenues of $2 million.

     Other Generating Projects. As of March 31, 2001, we had three additional non-rate regulated generating facilities under construction. Total estimated costs of constructing these facilities are $870 million, including $372 million in commitments for the purchase of combustion turbines. As of March 31, 2001, we had incurred $753 million of the total projected costs of these projects, which were funded primarily through short-term borrowings from various financing subsidiaries of Reliant Energy. We believe that our level of cash, our borrowing capability and proceeds from the initial public offering of Reliant Resources as discussed above will be sufficient to fund these commitments. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $483 million for future generation projects. We believe that our current level of cash, our borrowing capability and proceeds from the initial public offering will be sufficient to fund these options should we choose to exercise them.

     Construction Agency Agreement. In April 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants, or the "investors," of $2.5 billion. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities, and is responsible for completing construction of these projects by August 31, 2004, but have generally limited Reliant Resources' risk related to construction completion to less than 90% of project costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, its subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the investors. If Reliant Resources does not exercise its option to lease any project at our completion, we must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment, up to 85% of the project cost, if the proceeds from remarketing are deficient to repay the investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and if the lease option is exercised, the lessee's obligations during the lease period.

     California Trade Receivables. During the summer and fall of 2000, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emissions allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the Cal ISO, to accrue billions of dollars of unrecovered wholesale power costs and ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO, and in the case of Pacific Gas and Electric Company, to file a voluntary petition for bankruptcy. As of March 31, 2001, we were owed $337 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resource Scheduling for energy sales in the California wholesale market, during the fourth quarter of 2000 through March 31, 2001 and have recorded an allowance against such receivables of $77 million. From April 1, 2001 through May 7, 2001, we have collected $1.1 million of these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 11(a) and 11(d) to our Interim Financial Statements and Notes 14(g) and 14(h) to Reliant Energy 10-K Notes.

     Reliant Energy HL&P Rate Matters. The Texas Utility Commission has issued rulings at its April 2001 meeting requiring Reliant Energy HL&P to reverse the amount of redirected depreciation and accelerated depreciation if, in the Texas Utility Commission's estimation, the utility has overmitigated its stranded costs. At March 31, 2001, cumulative redirected depreciation and cumulative accelerated depreciation for regulatory purposes totaled $668 million and approximately $900 million, respectively. The preliminary reversal of redirected depreciation would result in a lower rate for the transmission and distribution utility and the accelerated depreciation being returned through credits over ten years as offsets to the transmission and distribution utility's non-bypassable charges. The rates derived from the Texas Utility Commission's April 2001 ruling are interim and will be used during the retail electric pilot project that begins on June 1, 2001. We do not expect the final Reliant Energy HL&P transmission and distribution rate to be established until August 2001 and those rates will be implemented on January 1, 2002. The credits related to accelerated depreciation will begin on January 1, 2002. For information regarding redirected depreciation and accelerated depreciation, please read Note 4(a) to Reliant Energy 10-K Notes.

     Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by capital expenditures, debt service requirements and various working capital needs. We expect to continue to participate as a bidder in future acquisitions of independent power projects and privatizations of generation facilities. We expect any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from debt and equity offerings, project financings and other borrowings. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. We believe that our current level of cash and anticipated borrowing capability and proceeds from the Reliant Resources initial public offering discussed above, along with future cash flows from operations, will be sufficient to meet the existing operational needs of our businesses for the next 12 months.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

INTEREST RATE RISK

    At March 31, 2001, we had issued fixed-rate debt and Trust Preferred Securities aggregating $6.0 billion in principal amount having a fair value of $6.1 billion. The fair value of these instruments would increase by approximately $458 million if interest rates were to decline by 10% from their levels at March 31, 2001.

    Our floating-rate obligations aggregated $5.7 billion at March 31, 2001 (please read Note 10 to Reliant Energy 10-K Notes) inclusive of (a) amounts borrowed under our short-term and long-term credit facilities (including the issuance of commercial paper supported by these facilities), (b) borrowings underlying a receivables facility and (c) amounts subject to a master leasing agreement under which lease payments vary depending on short-term interest rates. If the floating rates were to increase by 10% from March 31, 2001 levels, our consolidated interest expense and expense under operating leases would increase by a total of approximately $3 million each month in which such increase continued.

    In November 1998, RERC Corp. sold $500 million aggregate principal amount of its 6 3/8% Term Enhanced Remarketable Securities (TERM Notes) which included an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate in 2003 is below 5.66%. At March 31, 2001, we could terminate the option at a cost of $29 million. A decrease of 10% in the March 31, 2001 level of interest rates would increase the cost of termination of the option by approximately $14 million.

    As discussed in Note 8(c) to Reliant Energy 10-K Notes, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component of $122 million and a derivative component of $788 million. Changes in the fair value of the derivative component will be recorded in our statements of consolidated income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2001 levels, the fair value of the derivative component would increase by approximately $14 million, which would be recorded as a loss in our statements of consolidated income.

    During the three months ended March 31, 2001, we entered into interest rate swaps for the purpose of decreasing the amount of debt subject to interest rate fluctuations. At March 31, 2001, these interest rate swaps had an aggregate notional amount of $375 million and a nominal fair value. An increase of 10% in the March 31, 2001 level of interest rates would not increase the cost of termination of the swaps by a material amount. For information regarding the accounting for these interest rate swaps, see Note 2 to our Interim Financial Statements.

EQUITY MARKET RISK

    As discussed in Note 8 to Reliant Energy 10-K Notes, we own approximately 26 million shares of AOL Time Warner Inc. common stock (AOL TW Common), which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 8 to Reliant Energy 10-K Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the March 31, 2001 market value of AOL TW Common would result in a loss of approximately $6 million, which would be recorded as a loss in our statements of consolidated income.

FOREIGN CURRENCY EXCHANGE RATE RISK

    As of March 31, 2001, we have entered into foreign currency swaps and foreign exchange forward contracts and have issued Euro-denominated debt to hedge our net European investment. Changes in the value of the swaps, forwards and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of March 31, 2001, we had recorded a $2 million loss in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

    As of March 31, 2001, our European Energy segment has entered into financial instruments to purchase approximately $120 million to hedge future fuel purchases payable in U.S. dollars. As of March 31, 2001, the fair value of these financial instruments was a $4 million liability. An increase in the value of the Euro of 10% compared to the U.S. dollar from its March 31, 2001 level would result in an additional loss in the fair value of these foreign currency financial instruments of $12 million. For information regarding the accounting for these financial instruments, see Note 2 to our Interim Financial Statements.

COMMODITY PRICE RISK

    We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

    The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. An increase of 10% in the market prices of energy commodities from their March 31, 2001 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $197 million.

    We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the risk of loss to earnings in market sensitive instruments. With respect to Trading Derivatives, our highest, lowest and average monthly VAR during the first quarter of 2001 was $12 million, $5 million and $8 million, respectively, based on a 95% confidence level and a one day holding period. During 2000, our highest, lowest and average monthly VAR was $15 million, $1 million and $6 million, respectively, based on a 95% confidence level and a one day holding period.

    We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-Q or a failure of risk controls will not lead to significant losses from our marketing and risk management activities.

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                 ---------------------------------
                                                                                     2000                2001
                                                                                 --------------     --------------
REVENUES.....................................................................    $    3,098,731     $    2,422,853

EXPENSES:
  Natural gas and purchased power............................................         2,704,349          1,991,523
  Operation and maintenance..................................................           156,519            159,745
  Depreciation and amortization..............................................            52,107             51,221
  Taxes other than income taxes..............................................            31,219             46,433
                                                                                 --------------     --------------
      Total..................................................................         2,944,194          2,248,922
                                                                                 --------------     --------------

OPERATING INCOME.............................................................           154,537            173,931
                                                                                 --------------     --------------

OTHER INCOME (EXPENSE):
  Interest expense, net......................................................           (31,697)           (38,134)
  Distribution on trust preferred securities.................................                (8)                (7)
  Other, net.................................................................           (17,106)             3,395
                                                                                 --------------     --------------
      Total..................................................................           (48,811)           (34,746)
                                                                                 --------------     --------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES........................           105,726            139,185

  Income Tax Expense.........................................................            46,786             58,828
                                                                                 --------------     --------------

INCOME FROM CONTINUING OPERATIONS............................................            58,940             80,357

  Loss from Discontinued Operations, net of tax of zero......................            (3,804)                --
                                                                                 --------------     --------------

NET INCOME...................................................................    $       55,136     $       80,357
                                                                                 ==============     ==============

                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                  DECEMBER 31,        MARCH 31,
                                                                                     2000                2001
                                                                                 --------------     --------------
CURRENT ASSETS:
  Cash and cash equivalents.................................................     $       22,576     $       28,674
  Accounts and notes receivable, principally customer, net..................            794,904            787,354
  Accrued unbilled revenue..................................................            550,183            393,039
  Materials and supplies....................................................             33,394             33,255
  Fuel and petroleum products...............................................             82,707             28,725
  Non-trading derivative assets.............................................                 --             24,367
  Other                                                                                  45,926             20,250
                                                                                 --------------     --------------
    Total current assets....................................................          1,529,690          1,315,664
                                                                                 --------------     --------------

PROPERTY, PLANT AND EQUIPMENT:
  Property, plant and equipment.............................................          3,429,304          3,434,563
  Less accumulated depreciation.............................................           (399,947)          (424,323)
                                                                                 --------------     --------------
    Property, plant and equipment, net......................................          3,029,357          3,010,240
                                                                                 --------------     --------------

OTHER ASSETS:
  Goodwill, net.............................................................          1,787,015          1,774,655
  Prepaid pension asset.....................................................            141,882             56,945
  Non-trading derivative assets.............................................                 --              7,926
  Other                                                                                  87,821             46,484
                                                                                 --------------     --------------
    Total other assets......................................................          2,016,718          1,886,010
                                                                                 --------------     --------------

TOTAL ASSETS................................................................     $    6,575,765     $    6,211,914
                                                                                 ==============     ==============

                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)

                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                                                  DECEMBER 31,        MARCH 31,
                                                                                     2000                2001
                                                                                 --------------     --------------
CURRENT LIABILITIES:
  Current portion of long-term debt.........................................     $      146,252     $      120,238
  Short-term borrowings.....................................................            635,000            350,000
  Accounts payable..........................................................            704,524            403,344
  Accounts and notes payable - affiliated companies, net....................            134,707            174,272
  Interest accrued..........................................................             35,725             33,686
  Taxes accrued.............................................................             69,877            136,601
  Customer deposits.........................................................             33,357             32,970
  Non-trading derivative liabilities........................................                 --              7,392
  Other                                                                                  96,375             75,485
                                                                                 --------------     --------------
        Total current liabilities...........................................          1,855,817          1,333,988
                                                                                 --------------     --------------

OTHER LIABILITIES:
  Accumulated deferred income taxes.........................................            583,857            557,140
  Benefit obligations.......................................................            175,144            181,921
  Non-trading derivative liabilities........................................                 --              1,947
  Notes payable - affiliated companies, net.................................             21,718             27,302
  Other                                                                                 144,853            133,686
                                                                                 --------------     --------------
      Total other liabilities...............................................            925,572            901,996
                                                                                 --------------     --------------

LONG-TERM DEBT..............................................................          1,392,798          1,940,363
                                                                                 --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 10)

RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE PREFERRED SECURITIES OF
  SUBSIDIARY TRUST HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RERC....                608                601
                                                                                 --------------     --------------

STOCKHOLDER'S EQUITY:
  Common stock..............................................................                  1                  1
  Paid-in capital...........................................................          2,410,716          2,014,043
  Retained earnings.........................................................                 --             14,950
  Accumulated other comprehensive (loss) income.............................             (9,747)             5,972
                                                                                 --------------     --------------
      Total stockholder's equity............................................          2,400,970          2,034,966
                                                                                 --------------     --------------

   TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY...............................     $    6,575,765     $    6,211,914
                                                                                 ==============     ==============

                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES
           (A WHOLLY OWNED SUBSIDIARY OF RELIANT ENERGY, INCORPORATED)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                    2000                2001
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income...............................................................    $       55,136     $       80,357
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization..........................................            52,107             51,221
     Deferred income taxes..................................................             9,673             (2,550)
     Net cash used in discontinued operations...............................            (6,283)                --
     Impairment of marketable equity securities.............................            22,185                 --
     Changes in other assets and liabilities:
       Accounts and notes receivable........................................            61,559            164,694
       Accounts receivable/payable, affiliates..............................            35,458            (20,677)
       Inventory............................................................            49,498             63,711
       Other current assets.................................................             9,090             25,676
       Accounts payable.....................................................            31,717           (301,180)
       Interest and taxes accrued...........................................            58,119             64,685
       Other current liabilities............................................           (19,712)           (21,277)
       Net price risk management assets.....................................           (18,424)                --
       Margin deposits on energy trading activities, net....................           (20,570)                --
       Fuel cost recovery...................................................             5,629             71,393
     Other, net.............................................................           (12,985)               (42)
                                                                                --------------     --------------
         Net cash provided by operating activities..........................           312,197            176,011
                                                                                --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures.....................................................           (57,469)           (45,033)
   Other, net...............................................................            10,254            (18,461)
                                                                                --------------     --------------
         Net cash used in investing activities..............................           (47,215)           (63,494)
                                                                                --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt...............................................                --            (25,000)
   Proceeds from long-term debt.............................................                --            544,632
   Decrease in short-term borrowings, net...................................          (166,384)          (285,000)
   (Decrease) increase in notes with affiliates, net........................          (107,270)            60,612
   Dividend.................................................................                --           (400,000)
   Other, net...............................................................            (2,570)            (1,663)
                                                                                --------------     --------------
         Net cash used in financing activities..............................          (276,224)          (106,419)
                                                                                --------------     --------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS........................           (11,242)             6,098
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE PERIOD........................            80,127             22,576
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF THE PERIOD..............................    $       68,885     $       28,674
                                                                                ==============     ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized)....................................    $       33,922     $       39,110
   Income taxes.............................................................                93             57,043

                See Notes to RERC's Interim Financial Statements

                 RELIANT ENERGY RESOURCES CORP. AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     See Note 1 to Reliant Energy's Interim Financial Statements.

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

     RERC's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in RERC's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to RERC's presentation of financial statements in the current year. These reclassifications do not affect earnings of RERC. RERC's Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Reliant Energy Form 10-K and the RERC Corp. Form 10-K for the year ended December 31, 2000.

     The following notes to the financial statements in the RERC Corp. Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements (RERC Corp. 10-K Notes): Note 2(f) (Regulatory Assets), Note 4 (Derivative Financial Instruments) and
     Note 9 (Commitments and Contingencies).

     For information regarding environmental matters and legal proceedings, see
Note 10.

(2)  DERIVATIVE FINANCIAL INSTRUMENTS

     Effective January 1, 2001, RERC adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended (SFAS No. 133), which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. This statement requires that derivatives be recognized at fair value in the balance sheet and that changes in fair value be recognized either currently in earnings or deferred as a component of other comprehensive income, depending on the intended use of the derivative, its resulting designation and its effectiveness. If certain conditions are met, an entity may designate a derivative instrument as hedging (a) the exposure to changes in the fair value of an asset or liability (Fair Value Hedge), (b) the exposure to variability in expected future cash flows (Cash Flow Hedge) or (c) the foreign currency exposure of a net investment in a foreign operation. For a derivative not designated as a hedging instrument, the gain or loss is recognized in earnings in the period it occurs.

     Adoption of SFAS No. 133 on January 1, 2001 resulted in a cumulative after-tax decrease in accumulated other comprehensive loss of $38 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $88 million, $5 million, $53 million and $2 million, respectively, in RERC's Consolidated Balance Sheet. During the three months ended March 31, 2001, $20 million of the initial transition adjustment recognized in other comprehensive income was realized in net income.

         The application of SFAS No. 133 is still evolving and further guidance from the Financial Accounting Standards Board (FASB) is expected. The FASB released tentative guidance in April 2001 on three issues that impact our industry. The FASB concluded in its tentative guidance that contracts subject to "bookouts," a scheduling convenience used when two utilities have offsetting transactions, cannot qualify for the normal purchases and sales exception. The FASB also released tentative guidance that will prohibit option contracts on electricity to qualify for the normal purchases and normal sales exception. Lastly, the FASB issued tentative guidance that forward contracts containing optionality features which modify the quantity delivered cannot qualify for the normal purchases and sales exception. The tentative guidance issued by the FASB is subject to a comment period which ends on June 1, 2001. If the tentative guidance is unchanged, RERC is required to adopt this guidance as of July 1, 2001. RERC is in the process of determining the effect of adoption.

     RERC is exposed to various market risks. These risks are inherent in RERC's financial statements and arise from transactions entered into in the normal course of business. RERC utilizes derivative financial instruments to mitigate the impact of changes in natural gas and natural gas transportation prices on its operating results and cash flows. RERC utilizes other financial instruments to manage various other market risks.

     Cash Flow Hedges. To reduce the risk from market fluctuations in revenues and the resulting cash flows derived from the sale of natural gas and related transportation, RERC enters into futures transactions, forward contracts, swaps and options (Energy Derivatives) in order to hedge some expected purchases of natural gas and other commodities and sales of natural gas (a portion of which are firm commitments at the inception of the hedge). Energy Derivatives are also utilized to fix the price of compressor fuel or other future operational gas requirements and to protect natural gas distribution earnings and cash flows against unseasonably warm weather during peak gas heating months, although usage to date for this purpose has not been material. The Energy Derivative portfolios are managed to complement the physical transaction portfolio, reducing overall risks within management-prescribed limits.

     RERC applies hedge accounting for its derivative financial instruments utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. During the three months ended March 31, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, RERC realizes in net income the deferred gains and losses recognized in accumulated other comprehensive loss. During the three months ended March 31, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive loss is reclassified to net income and included in RERC's Statements of Consolidated Income under the captions (a) fuel expenses, in the case of natural gas transactions and (b) revenues, in the case of natural gas and transportation sales transactions. Cash flows resulting from these transactions in Energy Derivatives are included in RERC's Statements of Consolidated Cash Flows in the same category as the item being hedged. As of March 31, 2001, current non-trading derivative assets and current non-trading derivative liabilities and corresponding amounts in accumulated other comprehensive loss are expected to be recognized into net income during the next twelve months.

     The maximum length of time RERC is hedging its exposure to the variability in future cash flows for forecasted transactions is five years.

(3)  RELIANT ENERGY'S SEPARATION PLAN

     In 2000, Reliant Energy announced its intention to divide into two publicly traded companies in order to separate its unregulated businesses from its regulated businesses. In August 2000, Reliant Energy formed Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations and to offer no more than 20% of Reliant Resources' common stock in an initial public offering. Reliant Resources completed its initial public offering of 59.8 million shares of its common stock in May 2001. Reliant Energy expects to distribute the remaining common stock of Reliant Resources it owns to Reliant Energy's or its successor's shareholders within twelve months after the completion of Reliant Resources' initial public offering.

     On December 31, 2000, RERC Corp. transferred all of the outstanding stock of Reliant Energy Services International, Inc. (RESI), Arkla Finance Corporation (Arkla Finance) and Reliant Energy Europe Trading & Marketing, Inc. (RE Europe Trading), all wholly owned subsidiaries of RERC Corp., to Reliant Resources (collectively, the Stock Transfer). Both RERC Corp. and Reliant Resources are subsidiaries of Reliant Energy. As a result of the Stock Transfer, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources.

     Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, Inc. (Reliant Energy Services), a wholly owned subsidiary of RERC Corp., with Reliant Energy Services as the surviving corporation (Merger). As a result of the Merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. As consideration for the Merger, Reliant Resources paid $94 million to RERC Corp.

     Prior to January 1, 2001, Reliant Energy Services, RESI and RE Europe Trading, conducted the trading, marketing, power origination and risk management business and operations of RERC. Arkla Finance is a company that holds an investment in marketable equity securities. The Stock Transfer and the Merger are part of Reliant Energy's previously announced restructuring.

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's Interim Financial Statements in accordance with Accounting Principles Board Opinion No. 30 (APB No. 30).

(4)  DISCONTINUED OPERATIONS

     As discussed in Note 3, on December 31, 2000, RERC transferred all of the outstanding stock of RE Europe Trading to Reliant Resources. As a result of the transfer, RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's Interim Financial Statements in accordance with APB No. 30. Below is a table of the operating results of RE Europe Trading for the three months ended March 31, 2000.

                                                                                THREE MONTHS
                                                                                    ENDED
                                                                               MARCH 31, 2000
                                                                              ------------------
                                                                                (IN MILLIONS)
Revenues....................................................................    $      1
Operating expenses..........................................................           5
Operating loss..............................................................          (4)
Net loss....................................................................          (4)

     In addition to RE Europe Trading, RERC transferred its interests in RESI, Arkla Finance and Reliant Energy Services to Reliant Resources as described in
Note 3. The transfer of these operations did not result in the disposal of a segment of business as defined under APB No. 30. Revenues and net income for these operations were $2 billion and $4 million, respectively, for the three months ended March 31, 2000.

(5)  DEPRECIATION  AND AMORTIZATION

     RERC's depreciation expense for the first quarter of 2000 was $37 million, compared to $36 million for the same period in 2001. Amortization expense, primarily relating to goodwill amortization, was $15 million for the first quarter of 2000 and 2001.

(6)  LONG-TERM DEBT

     In February 2001, RERC Corp. issued $550 million aggregate principal amount of unsecured unsubordinated notes that bear interest at 7.75% per year and mature in February 2011. Net proceeds to RERC Corp. were $545 million. RERC Corp. used the net proceeds from the sale of the notes to pay a $400 million dividend to Reliant Energy and for general corporate purposes.

(7) RERC OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE TRUST PREFERRED SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF RERC -- see Note 10 to Reliant Energy's Interim Financial Statements.

(8)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income.

                                                                                   FOR THE THREE MONTHS ENDED
                                                                                            MARCH 31,
                                                                                ---------------------------------
                                                                                    2000                2001
                                                                                --------------     --------------
                                                                                          (IN MILLIONS)
Net income..................................................................    $           55     $           80
Other comprehensive income:
  Additional minimum non-qualified pension liability adjustment.............                --                  1
  Cumulative effect of adoption of SFAS No. 133.............................                --                 38
  Net deferred loss from cash flow hedges...................................                --                 (3)
  Plus: Reclassification of deferred gain on derivatives realized in net
    income..................................................................                --                (20)
  Unrealized gain on available-for-sale securities..........................                 1                 --
  Plus: Reclassification adjustment for impairment loss on
    available-for-sale securities realized in net income....................                14                 --
                                                                                --------------     --------------
Comprehensive income........................................................    $           70     $           96
                                                                                ==============     ==============

(9)  RELATED PARTY TRANSACTIONS

     From time to time, RERC has advanced or borrowed monies to/from Reliant Energy or it's subsidiaries. As of December 31, 2000 and March 31, 2001, RERC had net borrowings, included in accounts and notes payable-affiliated companies, totaling $81 million and $147 million, respectively. Net interest expense on these borrowings for the three months ended March 31, 2000, was immaterial. For the three months ended March 31, 2001, RERC had net interest income of $2 million.

     In 2000, Reliant Energy Services supplied natural gas to, purchased electricity for resale from, and provided marketing and risk management services to, unregulated power plants in deregulated markets acquired or operated by Reliant Energy Power Generation, Inc., an indirect subsidiary of Reliant Energy, or its subsidiaries. In 2001, RERC supplies natural gas to Reliant Energy Services, now a subsidiary of Reliant Resources (see Note 3). For the three months ended March 31, 2000 and 2001, the sales and services to Reliant Energy and its affiliates totaled $44 million and $79 million, respectively. Purchases from Reliant Energy and its affiliates were $29 million and $302 million for the three months ended March 31, 2000 and 2001, respectively.

     Reliant Energy provides some corporate services to RERC, including various corporate support services (including accounting, finance, investor relations, planning, legal, communications, governmental and regulatory affairs and human resources), information technology services and other shared services such as corporate security, facilities management, accounts receivable, accounts payable and payroll, office support services and purchasing and logistics. The costs of services have been directly charged or allocated to RERC using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges and allocations are not necessarily indicative of what would have been incurred had RERC been a separate entity. Amounts charged and allocated to RERC for these services were $6 million and $7 million for the three months ended March 31, 2000 and 2001, respectively, and are included primarily in operation and maintenance expenses.

     As of December 31, 2000 and March 31, 2001, net accounts payable to Reliant Energy and its subsidiaries, which are not owned by RERC, was $75 million and $55 million, respectively.

(10) ENVIRONMENTAL MATTERS AND LEGAL PROCEEDINGS

(a)  Environmental Matters.

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

     At March 31, 2001, RERC had accrued $19 million for remediation of the Minnesota sites. At March 31, 2001, the estimated range of possible remediation costs was $8 million to $36 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

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

     Other Minnesota Matters. At March 31, 2001, RERC had recorded accruals of $4 million (with a maximum estimated exposure for these accruals of approximately $17 million at March 31, 2001), for other environmental matters in Minnesota for which remediation may be required.

     Mercury Contamination. RERC's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. This type of contamination has been found by RERC at some sites in the past, and RERC has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience by RERC and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, RERC believes that the costs of any remediation of these sites will not be material to RERC's financial position, results of operations or cash flows.

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

(b)  Other Legal Matters.

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Reliant Energy Power Generation, Inc. and several other indirect subsidiaries of Reliant Energy have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. RERC Corp. has also been named as a defendant in one of the lawsuits. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(b) to Reliant Energy 10-K Notes), Reliant Resources has agreed to indemnify Reliant Energy and RERC Corp. for any damages arising under these lawsuits, and may elect to defend these lawsuits at its own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; one was filed in the Superior Court in Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases, the plaintiffs allege aggregate damages of over $4 billion. Defendants have filed petitions to remove some of these cases to federal court. Furthermore, defendants have filed a motion with the Panel on Multidistrict Litigation seeking transfer and consolidation of some of these cases. Defendants seek consolidation and transfer of these cases to a jurisdiction outside California, noting that the federal judges in California are potentially disqualified because they are ratepayers. The judges assigned to the cases in San Diego and San Francisco have recused themselves on these grounds. These lawsuits have only recently been filed.

Therefore, the ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, RERC believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the RERC's financial condition, results of operations or cash flows.

     Other. RERC is a party to litigation (other than that specifically noted) which arises in the normal course of business. Management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. Management believes that the effects, if any, from the disposition of these matters will not have a material adverse effect on RERC's financial position, results of operations or cash flows.

(11) TRANSFER OF BENEFIT ASSETS AND LIABILITIES

     During the three months ended March 31, 2001, RERC Corp. had net distributions to Reliant Energy related to benefit assets and obligations, net of deferred taxes, of $62 million.

(12) REPORTABLE SEGMENTS

     Because RERC Corp. is a wholly owned subsidiary of Reliant Energy, RERC's determination of reportable segments considers the strategic operating units under which Reliant Energy manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. Segment financial data includes information for Reliant Energy and RERC on a combined basis, except for Reliant Energy segments which have no RERC operations in the applicable period. Reconciling items included under the caption "Elimination of Non-RERC Operations" reduce the consolidated Reliant Energy amounts by those operations not conducted within the RERC legal entity. Operations not owned or operated by RERC, but included in segment information before elimination include primarily the operations and assets of Reliant Energy's non-rate regulated power generation business in 2000 and Reliant Energy's investment in AOL Time Warner securities, retail electric start-up business and non-RERC corporate expenses in 2000 and 2001.

     Reliant Energy has identified the following reportable segments in which RERC has operations: Wholesale Energy, Natural Gas Distribution, Pipelines and Gathering and Other Operations. For descriptions of the financial reporting segments, see Note 12 to RERC Corp. 10-K Notes. The following table summarizes financial data for the business segments:

                                                                                                         AS OF
                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2000    DECEMBER 31, 2000
                                                     ---------------------------------------------  -----------------
                                                                          NET
                                                                      INTERSEGMENT
                                                     REVENUES FROM      REVENUES       OPERATING
                                                     NON-AFFILIATES    (EXPENSES)        INCOME        TOTAL ASSETS
                                                     --------------   ------------     -----------     ------------
                                                                             (IN MILLIONS)
Wholesale Energy....................................   $     2,014     $       142     $       (22)    $    11,172
Natural Gas Distribution............................         1,044               7             105           4,509
Pipelines and Gathering.............................            47              43              32           2,358
Other Operations....................................            11               4              (9)          2,296
Reconciling Elimination.............................            --            (196)             --          (1,665)
Elimination of Non-RERC Operations..................           (17)             --              49         (12,094)
                                                       -----------     -----------     -----------     -----------
Consolidated........................................   $     3,099     $        --     $       155     $     6,576
                                                       ===========     ===========     ===========     ===========

                                                                                                          AS OF
                                                       FOR THE THREE MONTHS ENDED MARCH 31, 2001      MARCH 31, 2001
                                                     ---------------------------------------------    --------------
                                                                          NET
                                                                      INTERSEGMENT
                                                     REVENUES FROM      REVENUES       OPERATING
                                                     NON-AFFILIATES    (EXPENSES)        INCOME        TOTAL ASSETS
                                                     --------------   ------------     -----------     ------------
                                                                             (IN MILLIONS)
Natural Gas Distribution...........................    $     2,269     $        54     $       135     $     4,089
Pipelines and Gathering............................             75              55              39           2,302
Other Operations...................................             18              13            (134)          2,342
Reconciling Elimination............................             --            (122)             --          (1,301)
Elimination of Non-RERC Operations.................             61              --             134          (1,220)
                                                       -----------     -----------     -----------     -----------
Consolidated.......................................    $     2,423     $        --     $       174     $     6,212
                                                       ===========     ===========     ===========     ===========

(13) SUBSEQUENT EVENT

     In May 2001, Reliant Energy made a $236 million capital contribution to RERC Corp. and RERC Corp. subsequently advanced the $236 million to a financing subsidiary of Reliant Energy which is not a subsidiary of RERC.

                       MANAGEMENT'S NARRATIVE ANALYSIS OF
            THE RESULTS OF OPERATIONS OF RERC CORP. AND SUBSIDIARIES

     The following narrative analysis should be read in combination with RERC Corp.'s Interim Financial Statements and notes contained in this Form 10-Q.

     RERC Corp. meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, RERC Corp. has omitted from this report the information called for by Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in the amount of revenue and expense items of RERC between the first quarter of 2001 and the first quarter of 2000. Reference is made to Management's Narrative Analysis of the Results of Operations in Item 7 of the RERC Corp. Form 10-K and the RERC Corp. 10-K Notes referred to herein.

     On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering) in connection with the Company's business separation plan. In May 2001, Reliant Resources completed its initial public offering of 59.8 million shares of its common stock and received net proceeds of $1.7 billion. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's stockholders within 12 months of the Offering (Distribution).

     As part of the separation, our parent company, Reliant Energy will undergo a restructuring of its corporate organization to achieve a new holding company structure. The new holding company will hold our regulated businesses. In connection with the formation of the new holding company, Reliant Energy will seek an exemption from the registration requirements of the 1935 Act or, if no exemption is available, the new holding company will register as a public utility holding company under the 1935 Act. The restructuring will require approval of the Securities and Exchange Commission, certain of the affected state commissions and the Nuclear Regulatory Commission.

     The Distribution is subject to further corporate approvals, market and other conditions, and government actions, including receipt of a favorable Internal Revenue Service ruling that the Distribution would be tax-free to Reliant Energy or its successor and its shareholders for U.S. federal income tax purposes, as applicable. There can be no assurance that the Distribution will be completed as described or within the time periods outlined above.

     On December 31, 2000, RERC Corp. transferred all of the outstanding stock of RESI, Arkla Finance and RE Europe Trading, all wholly owned subsidiaries of RERC Corp., to Reliant Resources (Stock Transfer). Both RERC Corp. and Reliant Resources are subsidiaries of Reliant Energy. As a result of the Stock Transfer, RESI, Arkla Finance and RE Europe Trading each became a wholly owned subsidiary of Reliant Resources.

     Also, on December 31, 2000, a wholly owned subsidiary of Reliant Resources merged with and into Reliant Energy Services, a wholly owned subsidiary of RERC Corp., with Reliant Energy Services as the surviving corporation (Merger). As a result of the Merger, Reliant Energy Services became a wholly owned subsidiary of Reliant Resources. As consideration of the Merger, Reliant Resources paid $94 million to RERC Corp.

     Reliant Energy Services, together with RESI and RE Europe Trading, conduct the trading, marketing, power origination and risk management business and operations of Reliant Energy. Arkla Finance is a company that held an investment in marketable equity securities.

     The Stock Transfer and the Merger are part of Reliant Energy's previously announced restructuring.

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in the consolidated financial statements in accordance with APB No. 30.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                    2000                2001
                                                                                --------------     --------------
                                                                                          (IN MILLIONS)
Operating Revenues..........................................................    $        3,099     $        2,423
Operating Expenses..........................................................            (2,944)            (2,249)
                                                                                --------------     --------------
Operating Income, net.......................................................               155                174
Interest Expense ...........................................................               (32)               (38)
Other (Expense) Income, net.................................................               (17)                 3
Income Tax Expense..........................................................               (47)               (59)
                                                                                --------------     --------------
Income From Continuing Operations...........................................                59                 80
Loss From Discontinued Operations, net of tax...............................                (4)                --
                                                                                --------------     --------------
  Net Income................................................................    $           55     $           80
                                                                                ==============     ==============

     For the first quarter 2001, RERC's net income was $80 million compared to net income of $55 million for the same period in 2000. The $25 million increase was primarily due to:

     o an increase in operating income of the Natural Gas Distribution segment primarily due to improved margins from the effect of cooler weather, partially offset by increased operating costs related to information system-related costs and employee benefit expenses;

     o an increase in operating margins (revenues less natural gas costs) from the pipelines and gathering businesses;

     o an after-tax impairment loss of $14 million on marketable equity securities classified as "available-for-sale" incurred during the three months ended March 31, 2000 by the Other Operations segment;

     o an increase in third-party interest expense primarily resulting from higher levels of long-term debt during the three months ended March 31, 2001 compared to the same period in 2000; and

     o start-up costs of the RE Europe Trading operations in 2000 included in loss from discontinued operations.

     During the three months ended March 31, 2000, RERC incurred a pre-tax impairment loss of $22 million on marketable equity securities classified as "available-for-sale" by its Other Operations segment. Management's determination to recognize this impairment resulted from a combination of events occurring in 2000 related to this investment. For additional information regarding this impairment loss, see Note 2(l) to RERC Corp. 10-K Notes. This investment is held by Arkla Finance which was transferred to Reliant Resources effective December 31, 2000.

     RERC's operating revenues for three months ended March 31, 2001 were $2.4 billion compared to $3.1 billion for the same period in 2000. The $676 million, or 22%, decrease was primarily due the transfer of Reliant Energy Services to Reliant Resources pursuant to the Merger discussed above. This decrease was partially offset by an increase in revenues related to the Natural Gas Distribution and Pipelines and Gathering segments resulting from an increase in the costs of natural gas and to a lesser extent the effect of cooler weather on the operations of the Natural Gas Distribution segment.

     RERC's operating expenses for the three months ended March 31, 2001 were $2.2 billion compared to $2.9 billion for the same period in 2000. The $695 million, or 24%, decrease was primarily due to the same reasons for the decreases in revenues discussed above.

     RERC's effective tax rate in first quarter of 2000 was 44% compared to 42% in the same period in 2001.

     RERC is reporting the results of RE Europe Trading as discontinued operations for all periods presented in RERC's consolidated financial statements in accordance with APB No. 30. For additional information regarding the operating results of the other entities transferred to Reliant Resources, please read Note 13 to RERC Corp. 10-K Notes and Notes 3 and 4 to RERC's Interim Financial Statements.

     Seasonality and Other Factors. RERC's results of operations are affected by seasonal fluctuations in the demand for and, to a lesser extent, the price of natural gas. RERC's results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates charged by RERC, competition in RERC's various business operations, debt service costs and income tax expense.

     For a discussion of certain other factors that may affect RERC's future earnings please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Competitive and Other Factors Affecting RERC Operations" "--Environmental Expenditures" and "-- Other Contingencies " in the Reliant Energy Form 10-K.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Reliant Energy:

     For a description of legal proceedings affecting Reliant Energy, please review Note 11 to Reliant Energy Interim Financial Statements, Item 3 of the Reliant Energy Form 10-K and Notes 4 and 14 to Reliant Energy 10-K Notes, all of which are incorporated herein by reference.

RERC:

     For a description of legal proceedings affecting RERC, please review Note 10 to RERC's Interim Financial Statements, Item 3 of the RERC Corp. Form 10-K and Note 11 to RERC Corp. 10-K Notes, which are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION.

     Forward-Looking Statements. From time to time, Reliant Energy and RERC Corp. make statements concerning their respective expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Although Reliant Energy and RERC Corp. believe that the expectations and the underlying assumptions reflected in their respective forward-looking statements are reasonable, they cannot assure you that these expectations will prove to be correct. Forward-looking statements involve a number of risks and uncertainties, and actual results may differ materially from the results discussed in the forward-looking statements.

     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state, federal and international legislative and regulatory developments, including deregulation; re-regulation and restructuring of the electric utility industry; and changes in, or application of environmental and other laws and regulations to which we are subject,

     o    the timing of the implementation of our business separation plan,

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets,

     o industrial, commercial and residential growth in our service territories,

     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities,

     o state, federal and other rate regulations in the United States and in foreign countries in which we operate or into which we might expand our operations,

     o the timing and extent of changes in commodity prices and interest rates,

     o    weather variations and other natural phenomena,

     o political, legal and economic conditions and developments in the United States and in foreign countries in which we operate or into which we might expand our operations, including the effects of fluctuations in foreign currency exchange rates,

     o    financial market conditions and the results of our financing efforts,

     o    the performance of our projects, and

     o other factors we discuss in this and other filings by Reliant Energy and RERC Corp. with the Securities and Exchange Commission.

     When used in Reliant Energy's or RERC Corp.'s documents or oral presentations, the words "anticipate," "estimate," "believe," "continue," "could," "intend," "may," "plan," "potential," "predict," "should," "will," "expect," "objective," "projection," "forecast," "goal" and similar words are intended to identify forward-looking statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

     Reliant Energy:

         Exhibit 10.1 Master Separation Agreement entered into as of December 31, 2000 between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.2    Transition Services Agreement, dated as of
                         December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.3 Technical Services Agreement, dated as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.4 Texas Genco Option Agreement, dated as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.5    Employee Matters Agreement, entered into as of
                         December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.6 Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.7 Registration Rights Agreement, dated as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.8 Tax Allocation Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 12      Ratio of Earnings to Fixed Charges.

         Exhibit 99 Items incorporated by reference from the Reliant Energy Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings" and Notes 2(f) (Regulatory Assets), 3 (Business Acquisitions), 4 (Regulatory Matters), 5 (Derivative Financial Instruments), 8 (Indexed Debt Securities (ACES and
                         ZENS) and AOL Time Warner Securities), 14 (Commitments and Contingencies) and 20 (Subsequent Events) of the Reliant Energy 10-K Notes.

         RERC:

         Exhibit 12      Ratio of Earnings to Fixed Charges.

         Exhibit 99 Items incorporated by reference from the Reliant Energy Form 10-K: Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings." Items incorporated by reference from the RERC Corp. Form 10-K: Item 3 "Legal Proceedings," Item 7 "Management's Narrative Analysis of the Results of Operations of RERC and its Consolidated Subsidiaries" and

                         Notes 2(f) (Regulatory Assets), 4 (Derivative Financial Instruments) and 9 (Commitments and Contingencies) of the RERC Corp. 10-K Notes.

(b)  Reports on Form 8-K.

     Reliant Energy:

     On January 26, 2001, a report on Form 8-K was filed reporting on the Company's earnings for the year 2000.

     On April 16, 2001, a report on Form 8-K was filed reporting on Reliant Energy's first quarter earnings.

     RERC:

     On January 26, 2001, a report on Form 8-K was filed reporting on the Company's earnings for the year 2000.

     On April 16, 2001, a report on Form 8-K was filed reporting on RERC's first quarter earnings.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RELIANT ENERGY, INCORPORATED
                                            (Registrant)




                          By:              /s/ Mary P. Ricciardello
                              --------------------------------------------------
                                             Mary P. Ricciardello
                              Senior Vice President and Chief Accounting Officer


Date: May 14, 2001

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


                                    RELIANT ENERGY RESOURCES CORP.
                                             (Registrant)


                                    By: /s/ Mary P. Ricciardello
                                        ---------------------------------------
                                            Mary P. Ricciardello
                                            Senior Vice President

Date: May 14, 2001

                               INDEX TO EXHIBITS

            EXHIBIT
            NUMBER                             DESCRIPTION
            -------                            -----------
         Exhibit 10.1    Master Separation Agreement entered into as of
                         December 31, 2000 between Reliant Energy, Incorporated
                         and  Reliant Resources, Inc.

         Exhibit 10.2    Transition Services Agreement, dated as of
                         December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.3    Technical Services Agreement, dated as of December 31,
                         2000, between Reliant Energy, Incorporated and Reliant
                         Resources, Inc.

         Exhibit 10.4    Texas Genco Option Agreement, dated as of December 31,
                         2000, between Reliant Energy, Incorporated and Reliant
                         Resources, Inc.

         Exhibit 10.5    Employee Matters Agreement, entered into as of
                         December 31, 2000, between Reliant Energy, Incorporated and Reliant Resources, Inc.

         Exhibit 10.6 Retail Agreement, entered into as of December 31, 2000, between Reliant Energy, Incorporated and Reliant
                         Resources, Inc.

         Exhibit 10.7    Registration Rights Agreement, dated as of December
                         31, 2000, between Reliant Energy, Incorporated and
                         Reliant Resources, Inc.

         Exhibit 10.8    Tax Allocation Agreement, entered into as of December
                         31, 2000, between Reliant Energy, Incorporated and
                         Reliant Resources, Inc.

         Exhibit 12      Ratio of Earnings to Fixed Charges.

         Exhibit 99      Items incorporated by reference from the Reliant
                         Energy Form 10-K: Item 3 "Legal Proceedings," Item 7
                         "Management's Discussion and Analysis of Financial
                         Condition and Results of Operations - Certain Factors
                         Affecting Our Future Earnings" and Notes 2(f)
                         (Regulatory Assets), 3 (Business Acquisitions), 4
                         (Regulatory Matters), 5 (Derivative Financial
                         Instruments), 8 (Indexed Debt Securities (ACES and
                         ZENS) and AOL Time Warner Securities), 14 (Commitments and Contingencies) and 20 (Subsequent Events) of the Reliant Energy 10-K Notes.

         RERC:

         Exhibit 12      Ratio of Earnings to Fixed Charges.

         Exhibit 99      Items incorporated by reference from the Reliant
                         Energy Form 10-K: Item 7 "Management's Discussion and
                         Analysis of Financial Condition and Results of
                         Operations - Certain Factors Affecting Our Future
                         Earnings." Items incorporated by reference from the RERC Corp. Form 10-K: Item 3 "Legal Proceedings," Item
                         7 "Management's Narrative Analysis of the Results of
                         Operations of RERC and its Consolidated Subsidiaries" and Notes 2(f) (Regulatory Assets), 4 (Derivative
                         Financial Instruments) and 9 (Commitments and
                         Contingencies) of the RERC Corp. 10-K Notes.