Form 10-Q/A
period 2001-06-30
RELIANT ENERGY INC
filed 2002-03-25
CIK 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                      NO. 1

(Mark One)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

                          -----------------------------

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 3, 2001, Reliant Energy, Incorporated had 297,799,335 shares of common stock outstanding, including 7,528,889 ESOP shares not deemed outstanding for financial statement purposes and excluding 4,511,691 shares held as treasury stock.

                          RELIANT ENERGY, INCORPORATED
                         QUARTERLY REPORT ON FORM 10-Q/A
                       FOR THE QUARTER ENDED JUNE 30, 2001

      Reliant Energy, Incorporated (Reliant Energy) hereby amends Items 1 and 2 of Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001 as originally filed on August 10, 2001.

RESTATEMENT

      On February 5, 2002, Reliant Energy announced that it was restating its earnings for the second and third quarters of 2001. As more fully described in
Note 1, the restatement relates to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period of May 2001 through September 2001.

      Although these transactions were undertaken and accounted for as cash flow hedges, having further reviewed the transactions, Reliant Energy now believes that they did not meet the requirements of a cash flow hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). Consequently, these contracts should have been accounted for as derivatives with changes in fair value recognized through the income statement.

      As a result, Reliant Energy's unaudited consolidated condensed financial statements (Original Interim Financial Statements) and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

      For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the June 30, 2001 Form 10-Q as originally filed on August 10, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.


                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements...........................................1
             Statements of Consolidated Income
             Three and Six Months Ended June 30, 2000 and 2001 (unaudited).....1
             Consolidated Balance Sheets
             December 31, 2000 and June 30, 2001 (unaudited)...................2
             Statements of Consolidated Cash Flows
             Six Months Ended June 30, 2000 and 2001 (unaudited)...............4
             Notes to Unaudited Consolidated Financial Statements..............5
        Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations of Reliant
             Energy and Subsidiaries..........................................25

                          PART I. FINANCIAL INFORMATION
                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                            THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                                            ---------------------------   -------------------------
                                                                                2000           2001          2000          2001
                                                                            ------------   ------------   ----------   ------------
                                                                                           (AS RESTATED)               (AS RESTATED)
REVENUES .................................................................  $  5,755,169   $ 11,986,483   $9,968,175   $ 25,270,804

EXPENSES:
   Fuel and cost of gas sold .............................................     2,921,920      5,313,470    5,254,509     12,980,609
   Purchased power .......................................................     1,405,945      5,076,669    2,190,879      9,184,292
   Operation and maintenance .............................................       564,194        619,582    1,029,142      1,334,596
   Taxes other than income taxes .........................................       115,045        142,126      225,610        281,814
   Depreciation and amortization .........................................       234,119        224,711      412,735        419,765
                                                                            ------------   ------------   ----------   ------------
       Total .............................................................     5,241,223     11,376,558    9,112,875     24,201,076
                                                                            ------------   ------------   ----------   ------------
OPERATING INCOME .........................................................       513,946        609,925      855,300      1,069,728
                                                                            ------------   ------------   ----------   ------------

OTHER (EXPENSE) INCOME:
   Unrealized (loss) gain on AOL Time Warner investment ..................    (1,320,755)       330,901      202,928        467,983
   Unrealized gain (loss) on indexed debt securities .....................     1,320,755       (329,185)    (202,870)      (464,232)
   Income from equity investments in unconsolidated subsidiaries .........         5,481         51,572        5,966         64,350
   Interest expense ......................................................      (186,709)      (150,293)    (346,763)      (328,245)
   Distribution on trust preferred securities ............................       (12,812)       (13,899)     (26,704)       (27,799)
   Minority interest .....................................................           208        (34,103)         515        (33,812)
   Other, net ............................................................        26,439         34,503       46,533         69,820
                                                                            ------------   ------------   ----------   ------------
       Total .............................................................      (167,393)      (110,504)    (320,395)      (251,935)
                                                                            ------------   ------------   ----------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,  EXTRAORDINARY
   ITEM, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS ..       346,553        499,421      534,905        817,793
   Income Tax Expense ....................................................       110,620        183,060      165,156        293,210
                                                                            ------------   ------------   ----------   ------------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM,
   CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS ........       235,933        316,361      369,749        524,583
   Loss from Discontinued Operations, net of tax of $3,213 and $1,813 ....       (19,447)            --      (20,110)            --
   Loss on Disposal of Discontinued Operations, net of tax of $(1,640) ...            --             --           --         (7,294)
                                                                            ------------   ------------   ----------   ------------
INCOME BEFORE EXTRAORDINARY ITEM, CUMULATIVE EFFECT OF ACCOUNTING
   CHANGE AND PREFERRED DIVIDENDS ........................................       216,486        316,361      349,639        517,289
   Extraordinary Item ....................................................         7,445             --        7,445             --
                                                                            ------------   ------------   ----------   ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND PREFERRED
   DIVIDENDS .............................................................       223,931        316,361      357,084        517,289
   Cumulative Effect of Accounting Change, net of tax of zero
     and $33,205 .........................................................            --            (47)          --         61,619
                                                                            ------------   ------------   ----------   ------------
INCOME BEFORE PREFERRED DIVIDENDS ........................................       223,931        316,314      357,084        578,908
   Preferred Dividends ...................................................            98             98          195            195
                                                                            ------------   ------------   ----------   ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS ...........................  $    223,833   $    316,216   $  356,889   $    578,713
                                                                            ============   ============   ==========   ============
BASIC EARNINGS PER SHARE:
   Income from Continuing Operations .....................................  $       0.83   $       1.09   $     1.30   $       1.82
   Loss from Discontinued Operations, net of tax .........................         (0.07)            --        (0.07)            --
   Loss on Disposal of Discontinued Operations, net of tax ...............            --             --           --          (0.03)
   Extraordinary Item ....................................................          0.03             --         0.03             --
   Cumulative Effect of Accounting Change, net of tax ....................            --             --           --           0.22
                                                                            ------------   ------------   ----------   ------------
   Net Income Attributable to Common Stockholders ........................  $       0.79   $       1.09   $     1.26   $       2.01
                                                                            ============   ============   ==========   ============
DILUTED EARNINGS PER SHARE:
   Income from Continuing Operations .....................................  $       0.82   $       1.08   $     1.29   $       1.81
   Loss from Discontinued Operations, net of tax .........................         (0.07)            --        (0.07)            --
   Loss on Disposal of Discontinued Operations, net of tax ...............            --             --           --          (0.03)
   Extraordinary Item ....................................................          0.03             --         0.03             --
   Cumulative Effect of Accounting Change, net of tax ....................            --             --           --           0.21
                                                                            ------------   ------------   ----------   ------------
   Net Income Attributable to Common Stockholders ........................  $       0.78   $       1.08   $     1.25   $       1.99
                                                                            ============   ============   ==========   ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                              DECEMBER 31, 2000   JUNE 30, 2001
                                                              -----------------   -------------
CURRENT ASSETS:                                                                   (AS RESTATED)
   Cash and cash equivalents ...............................  $         175,972   $     107,705
   Investment in AOL Time Warner common stock ..............            896,824       1,364,807
   Accounts receivable, net ................................          2,623,492       2,622,813
   Accrued unbilled revenues ...............................            592,618         274,117
   Fuel stock and petroleum products .......................            213,484         315,097
   Materials and supplies ..................................            269,729         274,118
   Price risk management assets ............................          4,290,803       2,513,734
   Non-trading derivative assets ...........................                 --       2,032,273
    Margin deposits on energy trading activities ...........            521,004         186,582
   Other ...................................................            253,335         281,125
                                                              -----------------   -------------
      Total current assets .................................          9,837,261       9,972,371
                                                              -----------------   -------------

Property, plant and equipment ..............................         22,391,874      23,136,189
Less accumulated depreciation and amortization .............         (7,128,316)     (7,309,770)
                                                              -----------------   -------------
   Property, plant and equipment, net ......................         15,263,558      15,826,419
                                                              -----------------   -------------

OTHER ASSETS:
   Goodwill and other intangibles, net .....................          3,077,304       2,997,523
   Regulatory assets .......................................          1,926,103       1,688,517
    Price risk management assets ...........................            544,909         542,954
   Non-trading derivative assets ...........................                 --         618,674
    Equity investments in unconsolidated subsidiaries ......            108,727         139,523
   Stranded costs indemnification receivable ...............                 --         367,000
    Net assets of discontinued operations ..................            194,858         120,455
    Other ..................................................            746,709         858,333
                                                              -----------------   -------------
      Total other assets ...................................          6,598,610       7,332,979
                                                              -----------------   -------------

        TOTAL ASSETS .......................................  $      31,699,429   $  33,131,769
                                                              =================   =============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                    DECEMBER 31, 2000   JUNE 30, 2001
                                                                                    -----------------   -------------
CURRENT LIABILITIES:                                                                                    (AS RESTATED)
   Short-term borrowings .........................................................  $       5,004,494   $   3,036,770
   Current portion of long-term debt .............................................          1,623,202         479,977
   Indexed debt securities derivative ............................................                 --       1,252,490
   Accounts payable ..............................................................          3,057,948       2,366,241
   Taxes accrued .................................................................            172,449         329,798
   Interest accrued ..............................................................            103,489         123,879
   Dividends declared ............................................................            110,893         111,949
   Price risk management liabilities .............................................          4,272,771       2,419,718
   Non-trading derivative liabilities ............................................                 --       1,799,425
   Margin deposits from customers on energy trading activities ...................            284,603         380,400
   Accumulated deferred income taxes .............................................            309,008         409,086
   Other .........................................................................            630,357         527,359
                                                                                    -----------------   -------------
      Total current liabilities ..................................................         15,569,214      13,237,092
                                                                                    -----------------   -------------

OTHER LIABILITIES:
   Accumulated deferred income taxes .............................................          2,548,891       2,691,236
   Unamortized investment tax credits ............................................            265,737         256,572
   Price risk management liabilities .............................................            530,263         488,361
   Non-trading derivative liabilities ............................................                 --         677,712
   Benefit obligations ...........................................................            491,964         538,049
   Other .........................................................................          1,100,505       1,149,193
                                                                                    -----------------   -------------
      Total other liabilities ....................................................          4,937,360       5,801,123
                                                                                    -----------------   -------------

LONG-TERM DEBT ...................................................................          4,996,095       5,448,676
                                                                                    -----------------   -------------

 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 12)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ...................................              9,345       1,231,843
                                                                                    -----------------   -------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS
   HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY ..................            705,355         705,569
                                                                                    -----------------   -------------

STOCKHOLDERS' EQUITY:
   Cumulative preferred stock ....................................................              9,740           9,740
   Common stock ..................................................................          3,257,190       3,869,251
   Treasury stock ................................................................           (120,856)       (113,336)
   Unearned ESOP stock ...........................................................           (161,158)       (143,499)
   Retained earnings .............................................................          2,520,350       2,881,523
   Accumulated other comprehensive (loss) income .................................            (23,206)        203,787
                                                                                    -----------------   -------------
      Total stockholders' equity .................................................          5,482,060       6,707,466
                                                                                    -----------------   -------------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...............................  $      31,699,429   $  33,131,769
                                                                                    =================   =============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                            SIX MONTHS ENDED JUNE 30,
                                                                                            --------------------------
                                                                                               2000           2001
                                                                                            -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:                                                                     (AS RESTATED)
   Net income attributable to common stockholders ........................................  $   356,889   $   578,713
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization .......................................................      412,735       419,765
     Deferred income taxes ...............................................................      (12,697)       89,852
     Investment tax credits ..............................................................       (9,142)       (9,165)
     Cumulative effect of accounting change ..............................................           --       (61,619)
     Unrealized gain on AOL Time Warner investment .......................................     (202,928)     (467,983)
     Unrealized loss on indexed debt securities ..........................................      202,870       464,232
     Undistributed earnings of unconsolidated subsidiaries ...............................       (5,966)      (30,822)
     Proceeds from sale of debt securities ...............................................      123,428            --
     Impairment of marketable equity securities ..........................................       22,185            --
     Extraordinary item ..................................................................       (7,445)           --
     Net cash provided by discontinued operations ........................................       19,266        80,189
     Minority interest ...................................................................         (515)       33,812
     Changes in other assets and liabilities:
       Accounts receivable, net ..........................................................     (509,885)      372,364
       Inventory .........................................................................       (8,669)      (99,554)
       Accounts payable ..................................................................      539,982      (689,852)
       Federal tax refund ................................................................       52,817            --
       Fuel cost under-recovery ..........................................................     (261,094)     (267,754)
       Net price risk management assets and liabilities...................................      (26,650)     (116,103)
       Margin deposits on energy trading activities, net .................................     (128,884)      430,219
       Prepaid lease obligation ..........................................................           --      (101,542)
       Interest and taxes accrued ........................................................       82,707       179,826
       Other current assets ..............................................................          366        64,653
       Other current liabilities .........................................................       47,401      (101,113)
       Other assets ......................................................................      (59,861)      167,307
       Other liabilities .................................................................      (23,668)       47,231
     Other, net ..........................................................................       82,732       102,945
                                                                                            -----------   -----------
         Net cash provided by operating activities .......................................      685,974     1,085,601
                                                                                            -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..................................................................     (817,265)   (1,037,259)
   Business acquisitions, net of cash acquired ...........................................   (2,120,312)           --
   Payment of business purchase obligation ...............................................     (981,789)           --
   Investments in unconsolidated subsidiaries ............................................       (3,204)           26
   Net cash used in discontinued operations ..............................................      (36,553)       (5,806)
   Other, net ............................................................................       24,214       (12,541)
                                                                                            -----------   -----------
         Net cash used in investing activities ...........................................   (3,934,909)   (1,055,580)
                                                                                            -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt, net .....................................................       92,098       544,632
   Increase (decrease) in short-term borrowing, net ......................................    3,795,000    (1,814,158)
   Payments of long-term debt ............................................................     (448,194)     (377,951)
   Payment of common stock dividends .....................................................     (212,423)     (216,170)
   Proceeds from issuance of stock .......................................................       18,389        82,223
   Proceeds from subsidiary issuance of stock ............................................           --     1,697,848
   Purchase of treasury stock ............................................................      (27,306)           --
   Net cash provided by discontinued operations ..........................................       41,514            --
   Other, net ............................................................................          782        (9,867)
                                                                                            -----------   -----------
       Net cash provided by (used in) financing activities ...............................    3,259,860       (93,443)
                                                                                            -----------   -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ..................................................        6,693        (4,845)
                                                                                            -----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................................       17,618       (68,267)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .........................................       80,767       175,972
                                                                                            -----------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................................  $    98,385   $   107,705
                                                                                            ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest (net of amounts capitalized) .................................................  $   374,015   $   314,135
   Income taxes ..........................................................................       72,195       111,869

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)   BASIS OF PRESENTATION

      Included in this Quarterly Report on Form 10-Q/A (Form 10-Q/A) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (the Company) are Reliant Energy's consolidated interim financial statements and notes (Interim Financial Statements) including the Company's wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and Reliant Energy Resources Corp. (RERC Corp.) (RERC Corp. Form 10-K) for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q of Reliant Energy (Reliant Energy First Quarter 10-Q) and RERC Corp (RERC Corp. First Quarter 10-Q) for the quarter ended March 31, 2001.

RESTATEMENT

      On February 5, 2002, the Company announced that it was restating its earnings for the second and third quarters of 2001. As more fully described below, the restatement relates to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period of May 2001 through September 2001.

      During the May 2001 through September 2001 time frame, the Company entered into a series of four structured transactions that were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. It was contemplated that the structured transactions would qualify for hedge accounting under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). The transactions were recorded in the Company's cash flow hedge accounting records and were, in effect, overlaid on existing contracts entered into as hedges. In general, each structured transaction involved a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003. Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. In two of the four structured transactions, a series of contracts were entered into with the same counterparty to mitigate credit exposure (the credit mitigation contracts). These credit mitigation contracts mirrored the cash flows and terms from the other contracts in the structure, except for an upfront demand payment made to the counterparty in these two transactions. In addition, in contemplation of one of the structured transactions, in August 2001, the Company entered into forward contracts with a different counterparty to buy and sell natural gas, a portion of which was inappropriately recorded in the fourth quarter of 2001. The counterparties to all of the structured transactions were independent third parties that are regularly engaged in the energy trading business.

      While each contract in each structure was not at market at inception, the contracts were intended to be at market in total, so the structure had little or no fair value at inception. Under the original accounting treatment, however, the Company recorded each applicable contract in its hedge accounting records on an individual basis, resulting in the recognition of a non-trading derivative asset or liability on the balance sheet with an offsetting entry in accumulated other comprehensive income at inception for each contract. Such accounting treatment resulted in a net loss being recorded in 2001 and ultimately would result in income being recorded for 2002 and 2003 related to these four structured transactions. In this situation, the recognition of other comprehensive income was in error, because the fair value of each contract in each structure resulted not from changes in the fair value of any anticipated transaction, but rather from the fact that the individual contracts were not at market at inception.

      Having further reviewed the transactions, the Company now believes the contracts should have been accounted for as a unit within each structured transaction rather than separately and that, viewed as such, they did not qualify as cash flow hedges under SFAS No. 133. Consequently, these contracts should have been accounted for as derivatives with changes in fair value recognized through the income statement.

      As a result, the unaudited consolidated condensed financial statements and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported. A summary of the principal effects of the restatement is as follows: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                         JUNE 30, 2001                        JUNE 30, 2001
                                                                -------------------------------     -------------------------------
                                                                                  AS PREVIOUSLY                       AS PREVIOUSLY
                                                                 AS RESTATED         REPORTED        AS RESTATED         REPORTED
                                                                -------------     -------------     -------------     -------------
                                                                              (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ...................................................    $      11,986     $      11,974     $      25,271     $      25,259
Expenses:
     Fuel and cost of gas sold .............................            5,314             5,389            12,981            13,056
     Purchased power .......................................            5,077             5,077             9,184             9,184
     Other expenses ........................................              986               986             2,037             2,037
                                                                -------------     -------------     -------------     -------------
       Total ...............................................           11,377            11,452            24,202            24,277
                                                                -------------     -------------     -------------     -------------
Operating Income ...........................................              609               522             1,069               982
Other Expense, net .........................................              (77)              (77)             (218)             (218)
Minority Interest ..........................................              (34)              (23)              (34)              (23)
Income Tax Expense .........................................             (182)             (148)             (294)             (260)
                                                                -------------     -------------     -------------     -------------
Income from Continuing Operations Before Cumulative Effect
   of Accounting Change and Preferred Dividends ............              316               274               523               481
Loss on Disposal of Discontinued Operations, net of tax ....               --                --                (7)               (7)
Cumulative effect of accounting change, net of tax .........               --                --                62                62
Preferred Dividends ........................................               --                --                --                --
                                                                -------------     -------------     -------------     -------------
Net Income Attributable to Common Shareholders .............    $         316     $         274     $         578     $         536
                                                                =============     =============     =============     =============

BASIC EARNINGS PER SHARE:
Income from Continuing Operations ..........................    $        1.09     $        0.94     $        1.82     $        1.67
Loss on Disposal of Discontinued Operations, net of tax ....               --                --             (0.03)            (0.03)
Cumulative effect of accounting change, net of tax .........               --                --              0.22              0.22
                                                                -------------     -------------     -------------     -------------
Net Income Attributable to Common Shareholders .............    $        1.09     $        0.94     $        2.01     $        1.86
                                                                =============     =============     =============     =============

DILUTED EARNINGS PER SHARE:
Income from Continuing Operations ..........................    $        1.08     $        0.93     $        1.81     $        1.66
Loss on Disposal of Discontinued Operations, net of tax                    --                --             (0.03)            (0.03)

Cumulative effect of accounting change, net of tax .........               --                --              0.21              0.21
                                                                -------------     -------------     -------------     -------------
Net Income Attributable to Common Shareholders .............    $        1.08     $        0.93     $        1.99     $        1.84
                                                                =============     =============     =============     =============

                                                                                                      JUNE 30, 2001
                                                                                              ------------------------------
                                                                                                               AS PREVIOUSLY
                                                                                              AS RESTATED         REPORTED
                                                                                              ------------------------------
                                         ASSETS                                                       (IN MILLIONS)
CURRENT ASSETS:
   Price risk management assets..........................................................     $     2,514      $       2,514
   Non-trading derivative assets.........................................................           2,033              2,047
   Other ................................................................................           5,426              5,426
                                                                                              -----------      -------------
          Total current assets...........................................................           9,973              9,987
                                                                                              -----------      -------------
PROPERTY, PLANT AND EQUIPMENT, NET.......................................................          15,826             15,826
                                                                                              -----------      -------------
OTHER ASSETS:
   Price risk management assets..........................................................             543                543
   Non-trading derivative assets.........................................................             619                711
   Other ................................................................................           6,171              6,171
                                                                                              -----------      -------------
          Total other assets.............................................................           7,333              7,425
                                                                                              -----------      -------------
          TOTAL ASSETS...................................................................     $    33,132      $      33,238
                                                                                              ===========      =============

                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
   Price risk management liabilities.....................................................     $     2,420      $       2,420
   Non-trading derivative liabilities....................................................           1,800              1,809
   Accumulated deferred income taxes.....................................................             409                412
   Other.................................................................................           8,608              8,608
                                                                                              -----------      -------------
          Total current liabilities......................................................          13,237             13,249
                                                                                              -----------      -------------
OTHER LIABILITIES:
   Accumulated deferred income taxes.....................................................           2,691              2,694
   Price risk management liabilities.....................................................             489                564
   Non-trading derivative liabilities....................................................             678                677
   Other.................................................................................           1,944              1,944
                                                                                              -----------      -------------
          Total other liabilities........................................................           5,802              5,879
                                                                                              -----------      -------------
LONG-TERM DEBT...........................................................................           5,449              5,449
                                                                                              -----------      -------------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES...........................................           1,232              1,221
                                                                                              -----------      -------------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY TRUSTS.......             705                705
                                                                                              -----------      -------------
STOCKHOLDERS' EQUITY:
   Cumulative preferred stock............................................................              10                 10
   Common stock..........................................................................           3,869              3,869
   Treasury stock........................................................................            (113)              (113)
   Unearned ESOP.........................................................................            (144)              (144)
   Retained earnings.....................................................................           2,881              2,839
   Accumulated other comprehensive income................................................             204                274
                                                                                              -----------      -------------
          Stockholders' equity...........................................................           6,707              6,735
                                                                                              -----------      -------------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY.....................................     $    33,132      $      33,238
                                                                                              ===========      =============

BASIS OF PRESENTATION

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      The following notes to the consolidated financial statements in the Reliant Energy Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

      Notes to Consolidated Financial Statements of Reliant Energy (Reliant Energy 10-K Notes): Note 2(f) (Summary of Significant Accounting Policies -- Regulatory Assets), Note 3 (Business Acquisitions), Note 4 (Regulatory Matters), Note 5 (Derivative Financial Instruments), Note 8 (Indexed Debt Securities (ACES and ZENS) and AOL Time Warner Securities), Note 14 (Commitments and Contingencies) and Note 20 (Subsequent Events).

      For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 12.

(2)   NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No.
142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

(3)   DERIVATIVE FINANCIAL INSTRUMENTS

      Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $61 million and a cumulative after-tax increase in accumulated other comprehensive loss of $252 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $703 million, $252 million, $805 million and $340 million, respectively, in the Company's Consolidated Balance Sheet. The Company also reclassified $788 million related to the Company's Zero-Premium Exchangeable Subordinated Notes (ZENS) due to the adoption from the current portion of long-term debt to indexed debt securities derivative. During the six months ended June 30, 2001, losses of $35 million of the initial transition adjustment recognized in other comprehensive income were realized in net income. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 2 of Reliant Energy First Quarter 10-Q.

      The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. The FASB approved a number of issues regarding the normal purchases and normal sales exception in the second quarter. One issue concludes forward contracts with volumetric optionality do not qualify for the normal purchases and normal sales exception, while another issue applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met. The effective date for implementation of these decisions is July 1, 2001. The Company is currently assessing the impact of the recently cleared issues and does not believe they will have a material impact on the Company's Consolidated Financial Statements.

      Cash Flow Hedges. During the six months ended June 30, 2001, the Company entered into interest-rate swaps in order to adjust the interest rate on $1.6 billion of its floating rate debt. In addition, as of June 30, 2001, the Company's European Energy segment had entered into transactions to purchase approximately $103 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars.

      During the six months ended June 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the six months ended June 30, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of June 30, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive income are expected to be reclassified into net income during the next twelve months.

      The maximum length of time the Company is hedging its exposure to the variability in future cash flows for forecasted transactions is five years.

      Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European Energy segment through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts. These are designed to reduce the Company's exposure to changes in foreign currency rates. During the six months ended June 30, 2001, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European Energy segment resulted in a gain of $227 million, which is included in the balance of the cumulative translation adjustment.

      Other Derivatives. Upon adoption of SFAS No. 133 effective January 1, 2001, the Company's indexed debt securities obligations related to its ZENS obligation was bifurcated into a debt component valued at $122 million and an embedded derivative component valued at $788 million. Changes in the fair value of the derivative component are recorded in the Company's Statements of Consolidated Income. During the six months ended June 30, 2001, the Company recorded a $464 million loss associated with the fair value of the derivative component of the indexed debt securities obligations. During the six months ended June 30, 2001, the Company recorded a $468 million gain on the Company's investment in AOL Time Warner Inc. common stock. Changes in the fair value of the Company's Investment in AOL Time Warner Inc. common stock should substantially offset changes in the fair value of the derivative component of the ZENS.

      In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including an indirect Dutch generating subsidiary of the Company, Reliant Energy Power Generation Benelux N.V. (REPGB), previously named N.V. UNA (UNA), financial responsibility for various stranded costs contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sector, including REPGB, financial responsibility to purchase electricity and gas under a gas supply contract and three electricity contracts. These contracts are derivatives pursuant to SFAS No. 133 due to the pricing indices. As of June 30, 2001, the Company has recognized $169 million in short-term and long-term non-trading derivative liabilities for REPGB's portion of these stranded costs contracts. For additional information regarding REPGB's stranded costs and the related indemnification by former shareholders of these stranded costs, see Note 12(e).

      During the second quarter of 2001, the Company entered into a structured transaction which was recorded on the balance sheet in non-trading derivative assets and liabilities. For further discussion of this transaction, see Note 1. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income for each reporting period. During the second quarter of 2001, $13 million of net non-trading derivative liabilities were settled related to this transaction. As of June 30, 2001, the Company has recognized $815 million of non-trading derivative assets and $803 million of non-trading derivative liabilities related to this transaction.

(4)   ACQUISITION OF RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

      On May 12, 2000, an indirect subsidiary of the Company purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 megawatts (MW). With the exception of development entities that were sold to another subsidiary of the Company in July 2000, the assets of the entities acquired are held by Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA). The purchase price for the May 2000 transaction was $2.1 billion, subject to post-closing adjustments which management does not believe will be material. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The Company's fair value adjustments related to the acquisition primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, materials and supplies inventory, environmental reserves and related deferred taxes. The Company finalized these fair value adjustments in May 2001. There were no additional material modifications to the preliminary adjustments from December 31, 2000. For additional information regarding the acquisition of REMA, see Note 3(a) to Reliant Energy 10-K Notes.

     The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents selected actual financial information and pro forma information for the six months ended June 30, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding sale and leaseback transactions, see Note 14(c) to Reliant Energy 10-K Notes.

                                                    THREE MONTHS ENDED        SIX MONTHS ENDED
                                                       JUNE 30, 2000            JUNE 30, 2000
                                                  ----------------------   ----------------------
                                                   ACTUAL     PRO FORMA     ACTUAL     PRO FORMA
                                                  --------   -----------   --------   -----------
                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................... $  5,755   $     5,814   $  9,968   $    10,134
Income from continuing operations................      236           227        370           345
Net income attributable to common stockholders...      224           215        357           332
Basic earnings per share.........................     0.79          0.76       1.26          1.17
Diluted earnings per share.......................     0.78          0.75       1.25          1.16

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

(5)   DISCONTINUED OPERATIONS

      Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of the Company's Latin American segment through sales of its assets. Accordingly, the Company is reporting the results of its Latin American segment as discontinued operations for all periods presented in the Interim Financial Statements in accordance with Accounting Principles Board Opinion No.
30. During the three months ended March 31, 2001, the Company recorded an additional loss on disposal of $7 million (after-tax) related to its Latin American segment. No additional loss was recorded during the three months ended June 30, 2001.

(6)   DEPRECIATION AND AMORTIZATION

      The Company's depreciation expense for the quarter and six months ended June 30, 2000 was $97 million and $186 million, respectively, compared to $99 million and $200 million for the same periods in 2001. Goodwill amortization related to acquisitions was $20 million and $42 million for the quarter and six months ended June 30, 2000, respectively, compared to $19 million and $42 million for the same periods in 2001. Other amortization expense, including amortization of regulatory assets, was $117 million and $185 million for the quarter and six months ended June 30, 2000, respectively, compared to $107 million and $178 million for the same periods in 2001.

      In June 1998, the Public Utility Commission of Texas (Texas Utility Commission) issued an order approving a transition to competition plan (Transition Plan) filed by Reliant Energy HL&P in December 1997. For information regarding the additional depreciation of electric utility generating assets and the redirection of transmission and distribution (T&D) depreciation to generation assets under the Transition Plan, see Note 2(g) to Reliant Energy 10-K Notes. In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation), which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition beginning on January 1, 2002. The Legislation provides that depreciation expense for T&D related assets may be redirected to generation assets from 1999 through 2001 for regulatory purposes. Because the electric generation operations portion of Reliant Energy HL&P discontinued application of SFAS No. 71 effective June 30, 1999, such operations can no longer record additional or redirected depreciation for financial reporting purposes. However, for regulatory purposes, the Company continues to redirect T&D depreciation to generation assets. As of December 31, 2000 and June 30, 2001, the cumulative amount of redirected depreciation for regulatory purposes was $611 million and $725 million, respectively.

      In 1999, the Company determined that approximately $800 million of Reliant Energy HL&P's electric generation assets were impaired. The Legislation provides for recovery of this impairment through regulated cash flows. Therefore, a regulatory asset was recorded for an amount equal to the impairment in the Company's Consolidated Balance Sheets. The Company amortizes this regulatory asset as it is recovered from regulated cash flows. Amortization expense related to the recoverable impaired plant costs and other deferred debits created from discontinuing SFAS No. 71 was $95 million and $147 million for the quarter and six months ended June 30, 2000, respectively, compared to $87 million and $123 million for the same periods in 2001.

 (7)   COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income:

                                                                 FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                          JUNE 30,                       JUNE 30,
                                                                 --------------------------      ------------------------
                                                                  2000                2001        2000              2001
                                                                 ------              ------      ------            ------
                                                                                       (IN MILLIONS)
Net income attributable to common stockholders ............      $  224              $  316      $  357            $  578
Other comprehensive income (loss):
   Foreign currency translation adjustments from continuing
     operations ...........................................           5                   6          (5)                5
   Foreign currency translation adjustments from
     discontinued operations ..............................         (23)                 --         (23)               --
   Additional minimum non-qualified pension liability
     adjustment ...........................................          --                   3          --                 1
   Cumulative effect of adoption of SFAS No. 133 ..........          --                  --          --              (252)
   Net deferred gains from cash flow hedges ...............          --                 194          --               377
   Reclassification of deferred loss from cash flow hedges
     realized in net income ...............................          --                  83          --                83
   Unrealized gain on available-for-sale securities .......           1                   6           2                13
   Reclassification adjustment for impairment loss on
     available-for-sale securities realized in net income .          --                  --          14                --
                                                                 ------              ------      ------            ------
Comprehensive income ......................................      $  207              $  608      $  345            $  805
                                                                 ======              ======      ======            ======

(8)   LONG-TERM DEBT AND SHORT-TERM BORROWINGS

(a)   Short-term Borrowings.

      As of June 30, 2001, the Company had credit facilities, which included the facilities of various financing subsidiaries, Reliant Resources, Inc. (Reliant Resources), REPGB and RERC Corp., with financial institutions which provide for an aggregate of $7.4 billion in committed credit, of which $3.0 billion was unused. As of June 30, 2001, borrowings of $3.8 billion were outstanding or supported under these credit facilities of which $852 million were classified as long-term debt, based on availability of committed credit with expiration dates exceeding one year and management's intention to maintain these borrowings in excess of one year. Various credit facilities aggregating $2.7 billion may be used for letters of credit of which $0.6 billion were outstanding as of June 30, 2001. Interest rates on borrowings are based on the London interbank offered rate (LIBOR) plus a margin, Euro interbank deposits plus a margin, a base rate or a rate determined through a bidding process. Credit facilities aggregating $3.7 billion are unsecured. The credit facilities contain covenants and requirements that must be met to borrow funds and obtain letters of credit, as applicable. Such covenants are not anticipated to materially restrict the borrowers from borrowing funds or obtaining letters of credit, as applicable, under such facilities. As of June 30, 2001, the borrowers are in compliance with the covenants under all of these credit agreements.

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

(9)   EARNINGS PER SHARE

      The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                                    FOR THE THREE MONTHS ENDED         FOR THE SIX MONTHS ENDED
                                                                              JUNE 30,                          JUNE 30,
                                                                  ------------------------------    -------------------------------
                                                                      2000              2001            2000              2001
                                                                  -------------     ------------    -------------     -------------
                                                                          (IN MILLIONS, EXCEPT SHARE AND PER SHARE AMOUNTS)
Basic EPS Calculation:
   Income from continuing operations .........................    $         236     $        316    $         370     $         523
   Loss from discontinued operations, net of tax .............              (19)              --              (20)               --
   Loss on disposal of discontinued operations, net of tax ...               --               --               --                (7)
   Extraordinary item ........................................                7               --                7                --
   Cumulative effect of accounting change, net of tax ........               --               --               --                62
                                                                  -------------     ------------    -------------     -------------
   Net income attributable to common stockholders ............    $         224     $        316    $         357     $         578
                                                                  =============     ============    =============     =============
Weighted average shares outstanding ..........................      284,238,000      289,743,000      283,658,000       288,546,000
                                                                  =============     ============    =============     =============

Basic EPS:
   Income from continuing operations .........................    $        0.83     $       1.09    $        1.30     $        1.82
   Loss from discontinued operations, net of tax .............            (0.07)              --            (0.07)               --
   Loss on disposal of discontinued operations, net of tax ...               --               --               --             (0.03)
   Extraordinary item ........................................             0.03               --             0.03                --
   Cumulative effect of accounting change, net of tax ........               --               --               --              0.22
                                                                  -------------     ------------    -------------     -------------
   Net income attributable to common stockholders ............    $        0.79     $       1.09    $        1.26     $        2.01
                                                                  =============     ============    =============     =============

Diluted EPS Calculation:
   Net income attributable to common stockholders ............    $         224     $        316    $         357     $         578
   Plus: Income impact of assumed conversions:
     Interest on 6 -1/4% convertible trust preferred
     securities ..............................................               --               --               --                --
                                                                  -------------     ------------    -------------     -------------
   Total earnings effect assuming dilution ...................    $         224     $        316    $         357     $         578
                                                                  =============     ============    =============     =============

Weighted average shares outstanding ..........................      284,238,000      289,743,000      283,658,000       288,546,000
   Plus: Incremental shares from assumed conversions (1):
     Stock options ...........................................        1,562,000        2,373,000          979,000         2,233,000
     Restricted stock ........................................          753,000          607,000          753,000           607,000
     6 -1/4% convertible trust preferred securities ..........           15,000           14,000           15,000            14,000
                                                                  -------------     ------------    -------------     -------------
   Weighted average shares assuming dilution .................      286,568,000      292,737,000      285,405,000       291,400,000
                                                                  =============     ============    =============     =============

Diluted EPS:
   Income from continuing operations .........................    $        0.82     $       1.08    $        1.29     $        1.81
   Loss from discontinued operations, net of tax .............            (0.07)              --            (0.07)               --
   Loss on disposal of discontinued operations, net of tax ...               --               --               --             (0.03)
   Extraordinary item ........................................             0.03               --             0.03                --
   Cumulative effect of accounting change, net of tax ........               --               --               --              0.21
                                                                  -------------     ------------    -------------     -------------
   Net income attributable to common stockholders ............    $        0.78     $       1.08    $        1.25     $        1.99
                                                                  =============     ============    =============     =============

------------------
(1) For the three months ended June 30, 2000 and 2001, the computation of diluted EPS excludes 52,307 and 1,860,256 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $28.72 to $32.22 per share and $45.57 to $50.00 per share for the second quarter 2000 and 2001, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

      For the six months ended June 30, 2000 and 2001, the computation of diluted EPS excludes 452,327 and 1,978,698 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $25.81 to $32.22 per share and $41.69 to $50.00 per share for the first six months of 2000 and 2001, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(10)   CAPITAL STOCK

      Common Stock. Reliant Energy has 700,000,000 authorized shares of common stock. At December 31, 2000, 299,914,791 shares of Reliant Energy common stock were issued and 286,464,709 shares of Reliant Energy common stock were outstanding. At June 30, 2001, 302,263,474 shares of Reliant Energy common stock were issued and 290,222,894 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (8,638,889 and 7,528,889 at December 31, 2000 and June 30, 2001, respectively) and (b) treasury shares (4,811,193 and 4,511,691 at December 31, 2000 and June 30, 2001,
respectively). Reliant Energy declared dividends of $0.375 per share in the second quarter of 2000 and 2001 and $0.75 per share in the first six months of 2000 and 2001.

      During the six months ended June 30, 2001, Reliant Energy issued 300,000 shares of Reliant Energy common stock out of its treasury stock. As of June 30, 2001, Reliant Energy was authorized to purchase up to $271 million of Reliant Energy common stock under its stock repurchase program.

(11)  TRUST PREFERRED SECURITIES

(a)   Reliant Energy.

      Statutory business trusts created by Reliant Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):

                              AGGREGATE LIQUIDATION
                                      AMOUNT                                        MANDATORY
                           ----------------------------
                           DECEMBER 31,        JUNE 30,     DISTRIBUTION RATE/   REDEMPTION DATE/      JUNIOR SUBORDINATED
     TRUST                     2000              2001         INTEREST RATE        MATURITY DATE            DEBENTURES
---------------------      ------------        --------     ------------------   ----------------    ---------------------------
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

(b)   RERC Corp.

      A statutory business trust created by RERC Corp. has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):

                            AGGREGATE LIQUIDATION
                                    AMOUNT                                        MANDATORY
                         ----------------------------
                         DECEMBER 31,        JUNE 30,     DISTRIBUTION RATE/   REDEMPTION DATE/      JUNIOR SUBORDINATED
     TRUST                   2000              2001         INTEREST RATE        MATURITY DATE            DEBENTURES
-------------------      ------------        --------     ------------------   ----------------    ---------------------------
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

(12)   COMMITMENTS AND CONTINGENCIES

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

      California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc. (a wholly owned subsidiary of Reliant Resources), Reliant Energy Power Generation, Inc. (a wholly owned subsidiary of Reliant Resources) and several other subsidiaries of Reliant Resources, as well as several officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(b) to Reliant Energy 10-K Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at Reliant Resources' own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court of San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases the plaintiffs allege aggregate damages of over $4 billion. Defendants sought to remove all of these cases to federal court. The Judicial Panel on Multidistrict Litigation issued an order consolidating and transferring them to the Honorable Robert H. Whaley, a U.S. District Court Judge from the Eastern District of Washington, sitting by designation in San Diego, California. On June 27, 2001, Judge Whaley heard argument on plaintiffs' motions to remand five of the six cases back to state court. A motion to remand the sixth case has not been filed at this time. Judge Whaley issued a ruling on July 30, 2001, remanding the five cases back to state court. On August 1, 2001, a motion to consolidate the remanded state court cases was filed. The ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, the Company believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b)   Environmental Matters.

      Clean Air Standards. The Company has participated in a lawsuit against the Texas Natural Resource Conservation Commission (TNRCC) regarding the limitation of the emission of oxides of nitrogen (NOx) in the Houston area. A settlement of the lawsuit was reached with the TNRCC in the second quarter of 2001. The settlement provides for an increase in allowable NOx emissions, compared to the original TNRCC requirements, through 2004. Further emission reduction requirements may or may not be required through 2007, depending upon the outcome of further investigations of regional air quality issues. Under the settlement, the Company will expend substantial funds to achieve significant reductions of NOx emissions. The Company anticipates investing up to $720 million in capital and other special project expenditures by 2004, and an additional $140 million between 2004 and 2007 to comply with this settlement.

      Manufactured Gas Plant Sites. RERC Corp. and its subsidiaries (collectively, RERC) and its predecessors operated a manufactured gas plant
(MGP) adjacent to the Mississippi River in Minnesota, formerly known as Minneapolis Gas Works (MGW) until 1960. RERC has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC believes that two were neither owned nor operated by RERC. RERC believes it has no liability with respect to the sites it neither owned nor operated.

      At June 30, 2001, RERC had accrued $19 million for remediation of the Minnesota sites. At June 30, 2001, the estimated range of possible remediation costs was $8 million to $36 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

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

      Other Minnesota Matters. At June 30, 2001, RERC had recorded accruals of $4 million (with a maximum estimated exposure of approximately $17 million at June 30, 2001) for other environmental matters in Minnesota for which remediation may be required.

      Mercury Contamination. The Company's pipeline and distribution operations have in the past employed elemental mercury in measuring and regulating equipment. It is possible that small amounts of mercury may have been spilled in the course of normal maintenance and replacement operations and that these spills may have contaminated the immediate area with elemental mercury. The Company has found this type of contamination at some sites in the past, and the Company has conducted remediation at these sites. It is possible that other contaminated sites may exist and that remediation costs may be incurred for these sites. Although the total amount of these costs cannot be known at this time, based on experience of the Company and that of others in the natural gas industry to date and on the current regulations regarding remediation of these sites, the Company believes that the costs of any remediation of these sites will not be material to the Company's financial condition, results of operations or cash flows.

      REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 3(a) to Reliant Energy 10-K Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward generating station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of June 30, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of June 30, 2001. The Company expects approximately $13 million will be paid over the next five years.

      REPGB Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of REPGB (see Note 3(b) to Reliant Energy 10-K Notes), REPGB had a $25 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are expected to be fully completed by 2005. As of June 30, 2001, the estimated undiscounted liability for this asbestos abatement and soil remediation was $21 million.

      Other. From time to time the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

(d)   California Wholesale Market Uncertainty.

      During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the California Public Utilities Commission (CPUC) early this year.

      As of December 31, 2000, the Company was owed a total of $282 million by the California Power Exchange (Cal PX) and the California Independent System Operator (Cal ISO). In the fourth quarter of 2000, the Company recorded a pre-tax provision of $39 million against receivable balances related to energy sales in the California market. As of June 30, 2001, the Company was owed a total of $318 million by the Cal ISO, the Cal PX, the California Department of Water Resources (CDWR) and California Energy Resource Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2001. In the first six months of 2001, the Company recorded a pre-tax provision of $37 million against receivable balances related to energy sales from January 1, 2001 through June 30, 2001 in the California market. Management will continue to assess the collectibility of these receivables based on further developments affecting the California electricity market and the market participants described herein. Additional provisions to the allowance may be warranted in the future.

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

      On March 9, 2001, the FERC issued an order outlining criteria for determining amounts subject to possible refund based on a monthly proxy market clearing price for transactions in the Cal ISO and Cal PX markets from January 1, 2001 through May 28, 2001. According to those criteria, approximately $12 million of the $125 million charged by the Company in January 2001 for sales in California to the Cal ISO and the Cal PX and approximately $7 million of the $47 million charged by the Company in February 2001 for sales in California to the Cal ISO are subject to possible refunds. In addition, approximately $370,000 of the $6.6 million charged by the Company from May 1 through May 28, 2001, for sales in California to the Cal ISO are subject to possible refund. The FERC found that the Company did not have any potential refund obligations associated with its sales in March or April 2001. In the March 9 order, the FERC set forth procedures for challenging possible refund obligations. On April 11 and 13 and May 11, the Company submitted cost or other justification for most of the January and February transactions designated as subject to refund. During the second quarter of 2001, the Company accrued refunds of $15 million of which $3 million had been previously reserved in the first quarter of 2001. On June 22, 2001, the Company notified the FERC that it agreed to refund amounts in excess of the proxy prices for May transactions in light of changes in environmental restrictions on the Company's generators. Any refunds the Company may ultimately be obligated to pay are to be credited against unpaid amounts owed to the Company for its sales in the Cal PX or to the Cal ISO. The December 15 order established that a refund condition would be in place for the period beginning October 2, 2000 through December 31, 2002. Motions for rehearing have been filed on a number of issues related to the December 15 order and such motions are still pending before the FERC.

      On April 26, 2001, the FERC issued an order establishing a market monitoring and mitigation plan for the California markets to replace the $150/MWh breakpoint plan. This plan became effective on May 29, 2001 and was to have lasted no more than one year. The plan retains the "breakpoint" approach to price mitigation, for bids in the real-time market during periods when power reserves fall below 7.5 percent (i.e., Stages 1, 2 and 3 emergencies in the Cal
ISO). The plan's breakpoint amount is based on variable cost calculations using data submitted confidentially by each gas-fired generator to the FERC and the Cal ISO. The Cal ISO is instructed to use this data and daily indices of natural gas and emissions allowance costs to establish the market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also increases the Cal ISO's authority to coordinate and control generating facility outages, subject to periodic reports to and review by the FERC; requires generators in California to offer all their available capacity for sale in the real-time market; and conditions sellers' market-based rate authority such that sellers violating certain conditions on their bids will be subject to increased scrutiny by the FERC, potential refunds and even revocation of their market-based rate authority. The FERC conditioned implementation of the market monitoring and mitigation plan on the Cal ISO and the three California public utilities filing a regional transmission organization proposal by June 1, 2001. On June 1, 2001, the Cal ISO and the three California public utilities made a filing purporting to meet this requirement.

      On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted in its April 26 order, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states in addition to California. The proxy market clearing price calculated by the Cal ISO will apply during reserve deficiencies to all sales in the Cal ISO and Western spot markets. The affected Western states are Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. The proxy market clearing price will include variable operations and maintenance costs ($6/MWh) and natural gas costs, while emissions costs and start-up fuel costs incurred in providing energy will be billed by suppliers directly to the Cal ISO. The Cal ISO will also add a 10 percent premium to market clearing prices to compensate sellers for credit uncertainty in California. In non-emergency hours in California, the maximum price in California and the West will be capped at 85 percent of the highest Cal ISO hourly market clearing price established during the hours when the last Stage 1 emergency was in effect. Sellers other than marketers will be allowed to bid higher than the maximum prices, but such bids are subject to justification and potential refund. Justification of higher prices is limited to establishing higher actual gas costs than the proxy calculation averages. Marketers cannot justify prices above the set maximum, but rather must be price takers. The plan requires that every non-hydroelectric generator located in California with available uncommitted capacity must bid into the Cal ISO's real-time market in every hour, and non-hydroelectric generators in other Western states that use the interstate transmission grid must likewise make their uncommitted capacity available to a spot market of their choice. The modified monitoring and mitigation plan went into effect June 20, 2001, and will terminate on September 30, 2002, covering two summer peak seasons, or approximately 16 months. The Company believes that while the mitigation plan will reduce volatility in the market, the Company will nevertheless be able to profitably operate its facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as the Company, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on the Company's operations would be mitigated, in part, by the Company's forward hedging activities. The FERC set July 2, 2001, as the refund effective date for mitigation of prices throughout the West. This means that transactions after that date may be subject to refund if found to be unjust or unreasonable.

      The order issued June 19 further requires all public utility sellers and buyers in the Cal ISO's markets to participate in settlement discussions to address past accounts and creditworthiness issues and to structure more long-term contracting. This conference convened on June 25, 2001, and continued through July 9, 2001 The settlement judge made his recommendations to the FERC regarding a proposed methodology for calculating possible refunds by sellers and procedures for resolving that and other outstanding issues on July 12, 2001. The FERC issued an order on July 25, 2001 adopting most of the settlement judge's recommendations, with modifications, and set an expedited hearing schedule. The Company cannot currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is dependent on information that is only known to the Cal ISO. The amounts of any refunds will be determined by the end of the expedited hearing process. This proceeding should be completed by September 24, 2001. The Company has not reserved any amounts for potential future refunds as a reasonable estimate cannot currently be made. Any refunds that are determined in the FERC proceeding are to be offset against unpaid amounts owed to the Company for its prior sales.

      In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the CPUC, the California Electricity Oversight Board, the California Bureau of State Audits, the California State Senate and the California Office of the Attorney General all have separate ongoing investigations into the high prices and their causes. The Washington and Oregon attorney generals have begun similar investigations. With the exception of a report by the California Bureau of State Audits, none of these investigations has been completed and no findings have been made in connection with any of them. The California state audit report, released earlier this year, concluded that the foremost cause of the market disruptions in California was fundamental flaws in the structure of the power market. In addition, recently promulgated regulations may make the Company subject to additional reporting requirements to the California Energy Commission.

      Pursuant to a resolution by the California Senate Rules Committee, the California Senate has established a Select Committee on Price Manipulation of the Wholesale Market (Committee). On June 12, 2001, the Committee served on Reliant Energy Services, Inc., and Reliant Energy Power Generation, Inc., subpoenas for documents. On July 18, 2001, the Committee found that these two companies had not provided an adequate response to the subpoenas, and it voted to recommend that the Senate initiate contempt proceedings against those entities. The ultimate outcome of the Senate proceedings cannot be predicted with any degree of certainty at this time.

      In default on payments for wholesale power purchased through the Cal PX and from the Cal ISO, the credit ratings of two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), remain below investment grade. As a result, PG&E and SCE are no longer able to schedule power transactions through the Cal ISO, which has relied on its emergency dispatch authority to serve the load of PG&E and SCE that cannot be served by generation owned or under contract by PG&E or SCE. According to orders of the FERC, the Cal ISO may not make real-time power purchases or issue emergency dispatch orders to third-party suppliers to serve the utilities' net short load in the absence of a creditworthy counterparty to back the liabilities of PG&E or SCE. The bankruptcy court judge in the PG&E bankruptcy has also issued an injunction precluding the Cal ISO from making such purchases.

      The CDWR has acted as a creditworthy counterparty for certain real-time transactions on behalf of PG&E and SCE, but disputes its direct liability for some of the power obtained from third-party suppliers to serve the utilities' net short load. The issue of CDWR's liability for amounts due from PG&E and SCE is currently before the FERC. Since January 2000, pursuant to emergency legislation enacted by the California Legislature, the CDWR has negotiated and purchased power through short- and long-term contracts on behalf of PG&E and SCE. On May 10, 2001, the CDWR received authorization under state law to issue up to $13.4 billion in bonds to cover the costs of power purchased on behalf of PG&E and SCE. These funds may not, however, be used to pay for any past under-collections or to service existing debt of the utilities.

      In addition to creditworthiness and payment disputes regarding transactions through the Cal ISO, certain issues remain outstanding with regard to the defaults of PG&E and SCE in the markets operated by the Cal PX, which is now in Chapter 11 bankruptcy proceedings. The Cal PX initially allocated the utilities' defaults to other market participants, under a chargeback provision of the Cal PX tariff, which action was challenged in both federal court and at the FERC. Although the Cal PX's actions with regard to the chargebacks were ultimately stayed by the federal court and ordered by the FERC to be rescinded, the issue of how monies held in escrow by the Cal PX will be distributed among market participants is still outstanding. In addition, Reliant Energy Services, Inc. and the Cal PX have filed actions to recover payment from the state of California for its seizure of block forward contracts purchased by PG&E and SCE that secured the utilities' activities in the Cal PX markets.

      In May 2001, a bill was passed by the California Senate that proposed a tax on "windfall profits" earned by electric generators in California. The bill would impose a 100 percent tax on any electricity sold by California generators that exceeds a "just and reasonable price," such price to be set by the CPUC. This bill expired when the first extraordinary session ended. During the second extraordinary session of the California legislature, currently in progress, similar bills have been introduced in both the California Senate and the California Assembly. The Senate bill, which was introduced on May 17, would impose a tax equal to the portion of sales above the "cost based rates," which include "reasonable" profit margins and maintenance and operating expenses. This bill passed the Senate on May 17 and is currently in committee in the California Assembly. It must be voted on and passed by the California Assembly, and signed by the Governor, before it will become law. On May 15, the California Assembly also introduced a bill that would tax "excess" gross receipts from electrical energy distribution. The Assembly bill would impose a tax equal to 50% of all gross receipts higher than a base price but not more than 150% of the base price. For receipts between 150% and 200% of the base price, the tax is 70%, and for receipts over 200% of the base price, the tax is 90% of the gross receipts. The bill sets the base price at $60 per megawatt hour until the CPUC sets an appropriate price. This bill has not yet passed the California Assembly. If either bill is enacted into law in its current form, such a tax could significantly increase the cost of operating power generation facilities serving the California market and could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

(e)   Indemnification of Dutch Stranded Costs.

      In January 2001, the Dutch Electricity Production Sector Transitional Arrangements Act (Transition Act) became effective. The Transition Act, among other things, allocated to REPGB and the three other Dutch generation companies, a share of the assets, liabilities and stranded cost commitments of BV Nederlands Elektriciteit Administratiekantoor (formerly, N.V. Samenwerkende elecktriciteits-produktiebedrijven (SEP)). Prior to the enactment of the Transition Act, SEP acted as the national electricity pooling and coordinating body for the generation output of REPGB and the three other national Dutch generation companies. REPGB and the three other Dutch generation companies are shareholders of SEP.

      The Transition Act and related agreements specify that REPGB has a 22.5% share of SEP's assets, liabilities and stranded cost commitments. SEP's stranded cost commitments consisted primarily of various uneconomical or stranded cost investments and long-term gas supply and power contracts entered into prior to the liberalization of the Dutch wholesale electricity market. SEP's primary asset is its ownership interest in the Dutch national grid company, which is expected to be sold to the Dutch government in the fourth quarter of 2001 for approximately NLG 2.55 billion (approximately $982 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). Under the Transition Act, REPGB can either assume its 22.5% allocated interest in the contracts or, subject to the terms of the contracts, sell its interests to third parties.

      The Transition Act, as enacted, provided that, subject to the approval of the European Commission, the Dutch government will provide financial compensation to the Dutch generation companies, including REPGB, for certain liabilities associated with long-term district heating contracts entered into by the generation companies with various municipalities. In July 2001, the European Commission ruled that under certain conditions the Dutch government can provide financial compensation to the generation companies for the district heating contracts. However, at this point, it is unclear what the timing of this compensation will be or what form it will take. To the extent that this compensation is not ultimately provided to the generation companies by the Dutch government, REPGB will collect its compensation directly from the former shareholders as further discussed below.

      The former shareholders have agreed pursuant to a share purchase agreement to indemnify REPGB for up to NLG 1.9 billion in stranded cost liabilities (approximately $734 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). The indemnity obligation of the former shareholders and various provincial and municipal entities (including the city of Amsterdam), is secured by a NLG 900 million escrow account (approximately $347 million based on an exchange rate of 2.59 NLG per U.S. dollar as of June 30, 2001). In the first quarter of 2001, REPGB recorded a $544 million liability representing the estimated net present value of its statutorily allocated share of SEP's stranded cost gas and electric and district heating commitments over the life of the respective contracts. Pursuant to SFAS No. 133, the gas and electric contracts are marked to market. As of June 30, 2001, the Company has recorded a liability of $376 million for its stranded cost gas and electric and district heating commitments. In addition, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government. The estimate of stranded cost liability is based on a number of assumptions, many of which are contingent upon the outcome of future events, such as fuel and energy prices, that are not known at this time. The actual amount of the ultimate stranded cost liability may be greater or smaller depending on the outcome of these assumptions.

       During the second quarter of 2001, the Company filed aggregate indemnity claims of NLG 64 million (approximately $25 million) for stranded cost liabilities associated with the district heating and gas and electricity contract losses incurred during the first quarter of 2001. Based on current market projections, the Company expects to file similar claims on a quarterly basis for the lifetime of these contracts. On May 31 and July 9, 2001, the former shareholders rejected REPGB's indemnity claims. The Company believes that the rejection of its indemnity claims is without merit and intends to vigorously pursue its claims against the former shareholders.

      During the second quarter of 2001, the Company recorded a $51 million pre-tax gain (NLG 125 million) recorded as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in SEP. This gain was based on the Company's evaluation of SEP's financial position and fair value. Pursuant to the purchase agreement of REPGB, as amended, REPGB is entitled to a NLG 125 million (approximately $51 million) dividend from SEP under certain conditions.

(f)   Reliant Energy HL&P Rate Matters.

      The Texas Utility Commission has issued an interim order on June 5, 2001 requiring Reliant Energy HL&P to reverse the amount of redirected depreciation and accelerated depreciation since it was in the Texas Utility Commission's estimation that the utility had overmitigated its stranded costs. The Company disagrees with certain positions prescribed in the interim order by the Texas Utility Commission and will determine future action based on the final order anticipated in August 2001. At June 30, 2001, cumulative redirected depreciation and cumulative accelerated depreciation for regulatory purposes totaled $725 million and approximately $1 billion, respectively. If implemented, the reversal of redirected depreciation would result in a lower rate for the transmission and distribution utility, and the accelerated depreciation being returned through credits over seven years would serve as offsets to the transmission and distribution utility's non-bypassable charges. The rates derived from the Texas Utility Commission's June 5, 2001 interim order will be used during the retail electric pilot project which began on July 31, 2001. The Company does not expect the final Reliant Energy HL&P transmission and distribution rate to be established until the end of August 2001 and implemented until January 1, 2002. The credits related to accelerated depreciation will begin on January 1, 2002. For information regarding redirected depreciation and accelerated depreciation, see Note 4(a) to Reliant Energy 10-K Notes.

(g)   Construction Agency Agreement.

      In April 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities, and is responsible for completing construction of these projects by August 31, 2004, but has generally limited its risk related to construction completion to less than 90% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, Reliant Resources must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of up to 85% of the project cost if the proceeds from remarketing are not sufficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, the lessee's obligations during the lease period.

(13) BENEFIT CURTAILMENT AND ENHANCEMENT CHARGE

      During the first quarter of 2001, the Company recognized a pre-tax, non-cash charge of $101 million relating to the redesign of some of Reliant Energy's benefit plans in anticipation of distributing to Reliant Energy's or its successor's shareholders the remaining common stock of its unregulated subsidiary, Reliant Resources. For information regarding this anticipated transaction, see Note 4(b) to Reliant Energy 10-K Notes.

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

(14)   REPORTABLE SEGMENTS

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

                                                    FOR THE THREE MONTHS ENDED JUNE 30, 2000             AS OF
                                              --------------------------------------------------     DECEMBER 31,
                                                                      NET                                2000
                                               REVENUES FROM      INTERSEGMENT        OPERATING     -------------
                                              NON-AFFILIATES        REVENUES        INCOME (LOSS)   TOTAL ASSETS
                                              --------------      ------------      ------------    ------------
                                                                          (IN MILLIONS)
Electric Operations........................   $        1,421      $        --       $        325    $     10,691
Natural Gas Distribution...................              785                 8               (12)          4,509
Pipelines and Gathering....................               39                52                33           2,358
Wholesale Energy...........................            3,354                98               173          10,794
European Energy............................              136               --                 24           2,521
Other Operations...........................               20                 8               (29)          2,296
Discontinued Operations (1)................              --                --                --              195
Reconciling Elimination....................              --               (166)              --           (1,665)
Consolidated...............................   $        5,755      $        --       $        514    $     31,699

                                     FOR THE SIX MONTHS ENDED JUNE 30, 2000
                                -----------------------------------------------
                                                      NET
                                 REVENUES FROM    INTERSEGMENT       OPERATING
                                NON-AFFILIATES      REVENUES       INCOME (LOSS)
                                --------------    -------------    ------------
                                                 (IN MILLIONS)
Electric Operations..........   $        2,368    $         --     $        527
Natural Gas Distribution.....            1,829               15              93
Pipelines and Gathering......               86               95              65
Wholesale Energy.............            5,368              240             151
European Energy..............              286              --               57
Other Operations.............               31               13             (38)
Reconciling Elimination......              --              (363)            --
                                --------------    -------------    ------------
Consolidated.................   $        9,968    $         --     $        855
                                ==============    =============    ============

                                                                                                                       AS OF
                                                                 FOR THE THREE MONTHS ENDED JUNE 30, 2001          JUNE 30, 2001
                                                           --------------------------------------------------      -------------
                                                                                   NET
                                                            REVENUES FROM      INTERSEGMENT        OPERATING           TOTAL
                                                           NON-AFFILIATES        REVENUES        INCOME (LOSS)         ASSETS
                                                           --------------      ------------      ------------      -------------
                                                                                       (IN MILLIONS)
Electric Operations.....................................   $        1,523      $        --       $        342      $      10,908
Natural Gas Distribution................................              856                32               (49)             3,706
Pipelines and Gathering.................................               50                46                34              2,335
Wholesale Energy........................................            9,252               126               292             11,744
European Energy.........................................              276               --                  9              3,043
Other Operations........................................               29                12               (19)             2,157
Discontinued Operations (1).............................              --                --                --                 120
Reconciling Elimination.................................              --               (216)              --                (881)
                                                           --------------      ------------      ------------      -------------
Consolidated............................................   $       11,986      $        --       $        609      $      33,132
                                                           ==============      ============      ============      =============

                                    FOR THE SIX MONTHS ENDED JUNE 30, 2001
                                ----------------------------------------------
                                                      NET
                                 REVENUES FROM    INTERSEGMENT      OPERATING
                                NON-AFFILIATES      REVENUES      INCOME (LOSS)
                                --------------    -------------   ------------
                                                 (IN MILLIONS)
Electric Operations..........   $        2,913    $         --    $        528
Natural Gas Distribution.....            3,125               86             86
Pipelines and Gathering......              125              101             72
Wholesale Energy.............           18,536              435            508
European Energy..............              524              --              27
Other Operations.............               48               25           (152)
Reconciling Elimination......              --              (647)           --
                                --------------    -------------   ------------
Consolidated.................   $       25,271    $         --    $      1,069
                                ==============    =============   ============

----------------

(1) Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of its Latin American segment, through sales of its assets. For more information regarding the Company's discontinued operations, see Note 5.

      Reconciliation of Operating Income to Net Income Attributable to Common
      Stockholders:

                                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                             --------------------------        -------------------------
                                                               2000               2001           2000              2001
                                                             -------            -------        -------           -------
                                                                                     (IN MILLIONS)
Operating Income.........................................    $   514            $   609        $   855           $ 1,069
Other Expense............................................       (167)              (111)          (320)             (252)
Income Tax Expense.......................................       (111)              (182)          (165)             (294)
Loss from Discontinued Operations, net of tax............        (19)               --             (20)              --
Loss on Disposal of Discontinued Operations, net of tax..        --                 --             --                 (7)
Extraordinary Item.......................................          7                --               7               --
Cumulative Effect of Accounting Change, net of tax.......        --                 --             --                 62
                                                             -------            -------        -------           -------
Net Income Attributable to Common Stockholders...........    $   224            $   316        $   357           $   578
                                                             =======            =======        =======           =======

(15) INITIAL PUBLIC OFFERING OF RELIANT RESOURCES

      On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering) in connection with the Company's business separation plan. In May 2001, Reliant Resources completed its initial public offering of 59.8 million shares of its common stock and received net proceeds of $1.7 billion. Pursuant to the terms of the master separation agreement, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of net proceeds to increase its working capital. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within twelve months of the Offering (Distribution). As a result of the Offering, the Company recorded directly into stockholders' equity as a component of common stock a $509 million gain on the sale of its subsidiary's stock. For additional information regarding the Company's business separation plan, see Note 4(b) to Reliant Energy 10-K Notes. The Reliant Resources common stock issued in the Offering has been reflected as minority interest in consolidated subsidiaries in the Company's Consolidated Balance Sheet as of June 30, 2001.

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

(16)  SUBSEQUENT EVENTS

(a)   Debt Refinancing.

      In July 2001, financing subsidiaries of Reliant Energy terminated several bank credit facilities and entered into new bank credit facilities which increased the aggregate amount of bank facilities at financing subsidiaries to $4.3 billion. The new bank facilities expire in July 2002 and are expected to support the issuance of commercial paper. In connection with the termination of a Euro 560 million bank facility, financing subsidiary bank loans of Euro 560 million were refinanced with U.S. dollar denominated commercial paper issued by a financing subsidiary.

(b)   Reliant Resources Stock Repurchase.

      During the third quarter of 2001, Reliant Resources purchased 840,000 shares of Reliant Resources common stock at an average price of $20.58 per share, or an aggregate purchase price of $17.3 million. These shares were purchased in anticipation of funding benefit plan obligations of Reliant Resources expected to be funded prior to the Distribution. The master separation agreement between Reliant Resources and Reliant Energy restricts the ability of Reliant Resources to issue shares of its common stock prior to the separation of the two companies without the prior consent of Reliant Energy. Accordingly, Reliant Resources may make future purchases of its common stock in anticipation of funding pre-Distribution employee benefit plan obligations.

(c)   Hedge of Net Investment in Foreign Subsidiaries.

      In July 2001, the Company has entered into foreign currency swaps on Euro 560 million (approximately $475 million based on an exchange rate of 0.8490 Euro per U.S. dollar as of June 30, 2001) to hedge its net investment in its European Energy segment, which expire in 2002. The Company has designated these derivative instruments as hedges. Changes in the fair value of the swaps will be recorded as foreign currency translation adjustments as a component of stockholders' equity.

(d)   Reliant Energy Communications.

      During the third quarter of 2001, the Company decided to evaluate strategic alternatives, including divestiture, partnerships with other market participants or other strategic alternatives, for the Company's Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider as well as network operations centers and managed data centers in Houston and Austin. The Company does not believe the disposition or other strategic alternatives of this business will have a material adverse effect on its consolidated financial condition, results of operations or cash flows in 2001 and in future periods.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RELIANT ENERGY AND SUBSIDIARIES

      The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q/A.

                 RESTATEMENT OF THE INTERIM FINANCIAL STATEMENTS

      On February 5, 2002, the Company announced that it was restating its earnings for the second and third quarters of 2001. As more fully described in
Note 1, the restatement relates to a correction in accounting treatment for a series of four structured transactions that were inappropriately accounted for as cash flow hedges for the period of May 2001 through September 2001.

      Although these transactions were undertaken and accounted for as cash flow hedges, having further reviewed the transactions, the Company now believes that they did not meet the requirements of a cash flow hedge under Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). Consequently, these contracts should have been accounted for as derivatives with changes in fair value recognized through the income statement.

      As a result, the Original Interim Financial Statements and related disclosures as of June 30, 2001 and for the three and six months ended June 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in
Note 1 of the Notes to Interim Financial Statements.

                                    OVERVIEW

      We are a diversified international energy services and energy delivery company that provides energy and energy services in North America and Europe. We operate one of the nation's largest electric utilities in terms of kilowatt-hour
(KWh) sales, and our three natural gas distribution divisions together form one of the United States' largest natural gas distribution operations in terms of customers served. We invest in the acquisition, development and operation of domestic and international non-rate regulated power generation facilities. We own two interstate natural gas pipelines that provide gas transportation, supply, gathering and storage services, and we also engage in wholesale energy marketing and trading.

      In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy and Other Operations. For segment reporting information, please read Note 14 to our Interim Financial Statements.

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

      In connection with our business separation plan, we formed Reliant Resources, which owns and operates a substantial portion of our unregulated operations. In May 2001, Reliant Resources offered 59.8 million shares of its common stock to the public at an initial public offering (Offering) price of $30 per share and received net proceeds from the Offering of $1.7 billion. Pursuant to the master separation agreement, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Energy expects to distribute the remaining common stock of Reliant Resources it owns to Reliant Energy's or its successor's shareholders within twelve months of the closing of the Reliant Resources initial public offering.

      On May 12, 2000, one of our subsidiaries purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey, and Maryland having an aggregate net generating capacity of approximately 4,262 MW. The purchase price for the May 2000 transaction was $2.1 billion. We accounted for the acquisition as a purchase, and accordingly, our results of operations include the results of operations for REMA only for the period after the acquisition date. For additional information about this acquisition, including our accounting treatment of the acquisition, please read
Note 3(a) to Reliant Energy 10-K Notes and Note 4 to our Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                           THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------     -------------------------
                                                             2000               2001         2000             2001
                                                           --------           --------     --------         --------
                                                                      (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ..............................................    $  5,755           $ 11,986     $  9,968         $ 25,271
Operating Expenses ....................................      (5,241)           (11,377)      (9,113)         (24,202)
                                                           --------           --------     --------         --------
Operating Income ......................................         514                609          855            1,069
Income from equity investments in unconsolidated
   subsidiaries .......................................           5                 52            6               64
Interest Expense ......................................        (187)              (150)        (347)            (328)
Distribution on Trust Preferred Securities ............         (13)               (14)         (27)             (28)
Minority Interest .....................................          --                (34)           1              (34)
Other Income ..........................................          28                 35           47               74
Income Tax Expense ....................................        (111)              (182)        (165)            (294)
Loss from Discontinued Operations, net of tax .........         (19)                --          (20)              --
Loss on Disposal of Discontinued Operations, net of tax          --                 --           --               (7)
Extraordinary Item ....................................           7                 --            7               --
Cumulative Effect of Accounting Change, net of tax ....          --                 --           --               62
                                                           --------           --------     --------         --------
Net Income Attributable to Common Stockholders ........    $    224           $    316     $    357         $    578
                                                           ========           ========     ========         ========
Basic Earnings Per Share ..............................    $   0.79           $   1.09     $   1.26         $   2.01
Diluted Earnings Per Share ............................    $   0.78           $   1.08     $   1.25         $   1.99

Three months ended June 30, 2000 compared to three months ended June 30, 2001

      We reported consolidated net income of $224 million ($0.78 per diluted share) for the three months ended June 30, 2000 compared to $316 million ($1.08 per diluted share) for the three months ended June 30, 2001. The 2000 results include a $19 million loss from discontinued operations in Latin America and a $7 million extraordinary gain related to the early extinguishment of long-term debt. The 2001 results include a $33 million after-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, the coordinating body for the Dutch electricity generating sector, offset by related minority interest of $6 million.

      Our consolidated net income, after adjusting for the items described above, was $236 million ($0.82 per diluted share) for the three months ended June 30, 2000 compared to $289 million ($0.99 per diluted share) for the three months ended June 30, 2001. The improvement was primarily due to increased profitability from our Wholesale Energy and Electric Operations businesses, partially offset by reduced contributions from our Natural Gas Distribution and European Energy segments.

      For an explanation of changes in operating income for the second quarter of 2000 versus 2001, see the discussion below of operating income by segment.

      Equity income from unconsolidated subsidiaries increased by $47 million during the second quarter of 2001 compared to 2000 primarily due to the pre-tax gain of $51 million related to a preacquisition contingency recorded by our European Energy segment (see Note 12(e)), partially offset by decreased earnings from unconsolidated subsidiaries of our Wholesale Energy segment due to a plant outage at one of our equity investments. Our Wholesale Energy segment reported income from equity investments for the three months ended June 30, 2000 of $5.5 million compared to $1 million for the same period in 2001.

      We incurred charges for interest expense and distribution on trust preferred securities of $200 million and $164 million for the second quarters of 2000 and 2001, respectively. The decrease resulted from a combination of lower levels of both short-term borrowings and long-term debt and lower interest rates in the second quarter of 2001 compared to the same period in 2000.

      Other income increased by $7 million during the second quarter of 2001 compared to 2000, primarily due to increased interest income from our Electric Operations and Wholesale Energy segments.

      During the second quarter of 2001, we recorded minority interest expense of $34.4 million related to the minority interest in Reliant Resources.

The effective tax rate for the second quarter of 2000 and 2001 was 32% and 37%, respectively.

Six months ended June 30,2000 compared to six months ended June 30, 2001

      We reported consolidated net income of $357 million ($1.25 per diluted share) for the six months ended June 30, 2000 compared to $578 million ($1.99 per diluted share) for the six months ended June 30, 2001. The 2000 results include a $20 million loss from discontinued operations in Latin America and an extraordinary gain of $7 million related to the early extinguishment of long-term debt. The 2001 results reflect a $7 million after-tax loss on the disposal of discontinued operations in Latin America, a $62 million after-tax cumulative effect of an accounting change from the adoption of SFAS No. 133, a $65 million after-tax non-cash charge relating to the redesign of the company's benefit plans for employees of our unregulated businesses and a $33 million after-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, offset by related minority interest of $6 million.

      Our consolidated net income, after adjusting for the items described above, was $370 million ($1.29 per diluted share) for the first six months of 2000 compared to $563 million ($1.94 per diluted share) for the first six months of 2001. The increase in adjusted earnings for this period was largely driven by strong performance from our Wholesale Energy businesses.

      For information regarding the adoption of SFAS No. 133, the discontinuance of our Latin American segment, the gain related to the preacquisition contingency and the benefit charge incurred in the first quarter of 2001, see Notes 3, 5, 12(e) and 13 to our Interim Financial Statements.

      For an explanation of changes in operating income for the first six months of 2000 versus 2001, see the discussion below of operating income (loss) by segment.

      Equity income from unconsolidated subsidiaries increased by $58 million during the first half of 2001 compared to 2000 primarily due to the pre-tax gain of $51 million related to a preacquisition contingency recorded by our European Energy segment, as discussed above, and increased earnings from unconsolidated subsidiaries of our Wholesale Energy segment. Our Wholesale Energy segment reported income from equity investments for the six months ended June 30, 2000 of $6 million compared to $14 million in the same period in 2001. The equity income in 2001 primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The plant became operational in May 2000.

      We incurred charges for interest expense and distribution on trust preferred securities of $374 million and $356 million for the first six months of 2000 and 2001, respectively. The decrease resulted from a combination of lower levels of both short-term borrowings and long-term debt and lower interest rates in the first six months of 2001 compared to the same period in 2000.

      Other income increased by $27 million during the first six months of 2001 compared to 2000 primarily due to increased interest income from our Electric Operations and Wholesale Energy segments and a pre-tax impairment loss of $22 million recorded in 2000 related to certain marketable securities, partially offset by a $15 million gain related to the sale of a development-stage project in 2000 and a federal tax refund in 2000. For additional information regarding our investment equity securities noted above, see Note 2(l) to Reliant Energy 10-K Notes.

      During the six months ended June 30, 2001, we recorded minority interest expense of $34.4 million related to the minority interest in Reliant Resources.

      The effective tax rate for the first six months of 2000 and 2001 was 31% and 36%, respectively.

      As discussed in Note 12(e) to our Interim Financial Statements, the Transition Act allocated to the Dutch generation sector, including REPGB, financial responsibility for SEP's obligations to purchase electricity and gas under a gas supply contract and three electricity contracts. As a result of the above, we recorded an out-of-market, net stranded cost liability of $169 million and a related deferred tax asset of $61 million at June 30, 2001 for our statutorily allocated share of these gas supply and electricity contracts. We believe that the costs incurred by REPGB subsequent to the tax holiday ending in 2001 related to these contracts will be deductible for Dutch tax purposes. However, due to the uncertainties related to the deductibility of these costs, we have recorded a reserve in other liabilities in our Interim Financial Statements of $61 million as of June 30, 2001.

      The table below shows operating income (loss) by segment:

                                                                 THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------          -------------------------
                                                                     2000           2001                  2000          2001
                                                                 ------------   ------------          ----------     ----------
                                                                                          (IN MILLIONS)
Electric Operations.........................................     $        325   $        342          $      527     $      528
Natural Gas Distribution....................................              (12)           (49)                 93             86
Pipelines and Gathering.....................................               33             34                  65             72
Wholesale Energy............................................              173            292                 151            508
European Energy.............................................               24              9                  57             27
Other Operations............................................              (29)           (19)                (38)          (152)
                                                                 ------------   ------------          ----------     ----------
      Total Consolidated....................................     $        514   $        609          $      855     $    1,069
                                                                 ============   ============          ==========     ==========

ELECTRIC OPERATIONS

      Our Electric Operations segment conducts operations under the name "Reliant Energy HL&P," an unincorporated division of Reliant Energy. Our Electric Operations segment generates, purchases, transmits and distributes electricity to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, Texas.

                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------      -------------------------
                                                                    2000            2001             2000            2001
                                                                 ----------       ----------      ----------     ----------
                                                                                       (IN MILLIONS)
Operating Revenues:
   Base Revenues............................................     $      834       $      816      $    1,436     $    1,433
   Reconcilable Fuel Revenues...............................            587              707             932          1,480
                                                                 ----------       ----------      ----------     ----------
     Total Operating Revenues...............................          1,421            1,523           2,368          2,913
                                                                 ----------       ----------      ----------     ----------
Operating Expenses:
   Fuel and Purchased Power.................................            601              721             959          1,507
   Operation and Maintenance................................            256              224             466            472
   Depreciation and Amortization............................            144              129             243            208
   Other Operating Expenses.................................             95              107             173            198
                                                                 ----------       ----------      ----------     ----------
     Total Operating Expenses...............................          1,096            1,181           1,841          2,385
                                                                 ----------       ----------      ----------     ----------
Operating Income............................................     $      325       $      342      $      527     $      528
                                                                 ==========       ==========      ==========     ==========

Electric Sales Including Unbilled (in GWh(1)):
   Residential..............................................          5,987            5,784           9,433          9,736
   Commercial...............................................          4,497            4,540           8,235          8,509
   Industrial...............................................          7,276            7,705          14,285         14,508
   Industrial - Interruptible...............................          1,369              803           2,682          1,437
   Other                                                                306              381           1,026            677
                                                                 ----------       ----------      ----------     ----------
   Total Sales Including Unbilled...........................         19,435           19,213          35,661         34,867
                                                                 ==========       ==========      ==========     ==========
Average Cost of Fuel (in Cents/MMBtu (2))...................          263.5            288.5           231.3          294.3

--------------

(1)   Gigawatt hours

(2)   Million British thermal units

      Our Electric Operations segment's operating income for the three months ended June 30, 2001 increased $17 million compared to the three months ended June 30, 2000. The increase was primarily due to the timing of information technology and software expenses and transmission cost of service, and decreases in labor related costs, other operation and maintenance expenses and amortization expense. These decreases were partially offset by increased tax expenses, a reduction in revenues due to milder weather and reduced rates for certain governmental agencies as mandated by Texas deregulation legislation.

      Our Electric Operations segment's operating income for the six months ended June 30, 2001 increased $1 million compared to the six months ended June 30, 2000. The increase was primarily due to increased revenue growth and decreased amortization expense offset by a reduction in revenues due to milder weather and reduced rates for certain governmental agencies as mandated by Texas deregulation legislation and increased tax expenses.

      Base revenues decreased $18 million and $3 million for the quarter and six months ended June 30, 2001, respectively, primarily due to milder weather compared to prior year and a reduction in revenues due to reduced rates for certain governmental agencies as mandated by Texas deregulation legislation. These decreases were partially offset by customer growth.

      Reconcilable fuel revenues and fuel and purchased power expenses for the quarter and six months ended June 30, 2001 increased as a result of an increase in the price of natural gas ($3.59 and $4.85 per MMBtu in the second quarters of 2000 and 2001, respectively, and $3.25 and $5.64 per MMBtu for the first six months of 2000 and 2001, respectively).

      Operation and maintenance expenses and other operating expenses for the second quarter of 2001 decreased by $32 million and increased by $12 million, respectively, when compared to the same period in 2000. The decrease in operation and maintenance expenses is largely due to the timing of software and hardware maintenance costs and decreases in labor related costs and other operations and maintenance expenses. The increase in other operating expenses is primarily due to an increase in franchise tax requirements resulting from increased revenues.

      Operation and maintenance expenses and other operating expenses for the first six months of 2001 increased by $6 million and $25 million, respectively, when compared to the same period in 2000. The increase in operation and maintenance expense is primarily due to higher benefit costs partially offset by decreased legal fees. The increase in other operating expenses is primarily due to an increase in franchise tax requirements resulting from increased revenues.

      Depreciation and amortization expense for the quarter and six months ended June 30, 2001 decreased $15 million and $35 million, respectively, compared to the same periods in 2000. The decrease was primarily due to a decrease in amortization of the book impairment regulatory asset recorded in June 1999 and decreased amortization expense due to regulatory assets related to cancelled projects being fully amortized in June 2000. For information regarding items that affect depreciation and amortization expense of Electric Operations pursuant to the Legislation and the Transition Plan, see Notes 2(g) and 4(a) to Reliant Energy 10-K Notes.

NATURAL GAS DISTRIBUTION

      Our Natural Gas Distribution segment's operations consist of intrastate natural gas sales to, and natural gas transportation for residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail marketing of natural gas.

                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------      -------------------------
                                                                    2000             2001            2000           2001
                                                                 ----------       ----------      ----------     ----------
                                                                                        (IN MILLIONS)
Operating Revenues..........................................     $      793       $      888      $    1,844     $    3,211
Operating Expenses:
   Natural Gas..............................................            622              725           1,380          2,702
   Operation and Maintenance................................            126              150             250            283
   Depreciation and Amortization............................             37               37              73             73
   Other Operating Expenses.................................             20               25              48             67
                                                                 ----------       ----------      ----------     ----------
     Total Operating Expenses...............................            805              937           1,751          3,125
                                                                 ----------       ----------      ----------     ----------
Operating (Loss) Income.....................................     $      (12)      $      (49)     $       93     $       86
                                                                 ==========       ==========      ==========     ==========

Throughput Data (in Bcf (1)):
   Residential and Commercial Sales.........................             46               37             160            189
   Industrial Sales.........................................             13               12              38             23
   Transportation...........................................             11               11              27             26
   Retail                                                               141              107             281            239
                                                                 ----------       ----------      ----------     ----------
     Total Throughput.......................................            211              167             506            477
                                                                 ==========       ==========      ==========     ==========

---------------
(1)   Billion cubic feet.

      Our Natural Gas Distribution segment's operating loss increased $37 million and operating income decreased $7 million for the quarter and six months ended June 30, 2001 as compared to the same periods in 2000. The increase in the loss for the quarter was largely due to increased bad debt expense in addition to changes in estimates of unbilled revenues and recoverability of deferred gas accounts and other items. The decrease in income for the first six months in 2001 compared to the same period in 2000 is primarily due to increased bad debt expense, in addition to changes in estimates of unbilled revenues and recoverability of deferred gas accounts and other items, partially offset by improved margins from colder weather and reduced operation and maintenance expense due to exiting certain retail gas markets during 2000.

PIPELINES AND GATHERING

      Our Pipelines and Gathering segment operates two interstate natural gas pipelines and provides gathering and pipeline services.

                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------      ------------------------
                                                                    2000             2001            2000          2001
                                                                 ----------       ----------      ----------    ----------
                                                                                       (IN MILLIONS)
Operating Revenues..........................................     $       91       $       96      $      181    $      226
Operating Expenses:
   Natural Gas..............................................             16               12              31            58
   Operation and Maintenance................................             24               31              49            59
   Depreciation and Amortization............................             14               15              28            29
   Other Operating Expenses.................................              4                4               8             8
                                                                 ----------       ----------      ----------    ----------
     Total Operating Expenses...............................             58               62             116           154
                                                                 ----------       ----------      ----------    ----------
Operating Income............................................     $       33       $       34      $       65    $       72
                                                                 ==========       ==========      ==========    ==========

Throughput Data (in MMBtu):
   Natural Gas Sales........................................              3                3               7             9
   Transportation...........................................            209              193             470           439
   Gathering................................................             71               77             141           147
   Elimination (1)..........................................             (3)              (1)             (6)           (2)
                                                                 ----------       ----------      ----------    ----------
Total Throughput............................................            280              272             612           593
                                                                 ==========       ==========      ==========    ==========

-------------
(1)   Elimination of volumes both transported and sold.

      Our Pipelines and Gathering segment's operating income for the quarter and six months ended June 30, 2001 increased $1 million and $7 million, respectively, compared to the same periods in 2000. Increased margins for our gas gathering business were offset by a decrease in margins from our Pipelines operations and increased operating expenses in the second quarter of 2001. Improved operating margins (revenues less natural gas costs) from both the pipelines and gas gathering businesses partially offset by increased operating expenses contributed to the increase for the first six months of 2001.

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

                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------      -------------------------
                                                                    2000             2001            2000           2001
                                                                 ----------       ----------      ----------     ----------
                                                                                           (IN MILLIONS)
Operating Revenues..........................................     $    3,452       $    9,378      $    5,608     $   18,971
Operating Expenses:
   Fuel and Cost of Gas Sold................................          1,943            4,259           3,363          9,913
   Purchased Power..........................................          1,244            4,654           1,931          8,201
   Operation and Maintenance................................             71              146             133            279
   Depreciation and Amortization............................             18               21              25             62
   Other Operating Expenses.................................              3                6               5              8
                                                                 ----------       ----------      ----------     ----------
     Total Operating Expenses...............................          3,279            9,086           5,457         18,463
                                                                 ----------       ----------      ----------     ----------
Operating Income............................................     $      173       $      292      $      151     $      508
                                                                 ==========       ==========      ==========     ==========

Operations Data:
Natural Gas (in Bcf):
   Sales....................................................            533              859           1,082          1,626
                                                                 ==========       ==========      ==========     ==========
Electricity (in MMWh):
   Wholesale Power Sales....................................           35.8             86.1            64.1          162.6
                                                                 ==========       ==========      ==========     ==========

      Our Wholesale Energy segment's operating income increased $119 million and $357 million, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. The increases were primarily due to increased gross margins (revenues less fuel and cost of gas sold and purchased power. Gross margins for Wholesale Energy rose by $200 million and $543 million for the quarter and six months ended June 30, 2001 compared to the same periods in 2000, respectively. Gross margins increased primarily due to increased revenues from energy and ancillary services, increased volumes and higher margins from its trading and marketing activities and the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher operation and maintenance expenses, higher general and administrative and development expenses and a $37 million provision and a $12 million net write-off against receivables balances related to energy sales in the West Region.

      On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan it had previously adopted on April 26, 2001. This mitigation plan extends the hours to which the price controls are applied, as well as the states in which the price controls will be in effect. Additionally, the FERC issued an order on July 25, 2001 adopting certain recommendations made by an administrative law judge regarding a proposed methodology for calculating possible refunds by sellers of electricity in the Western Region. We, however, believe that while the mitigation plan will reduce volatility in the market, we will nevertheless be able to profitably operate our facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as us, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on our operations would be mitigated, in part, by our forward hedging activities. We have not reserved any amounts for potential future refunds as a reasonable estimate cannot currently be made. For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, see Notes 12(a) and 12(d) to our Interim Financial Statements.

      Our Wholesale Energy segment's operating revenues increased $6 billion and $13 billion, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. The increases were primarily due to increases in prices and volumes for gas and power sales. Our fuel and gas costs increased $2 billion and $7 billion, respectively, in the quarter and six months ended June 30, 2001 compared to the same periods in 2000, largely due to a higher average cost of gas and increased volume. Our purchased power expense increased $3 billion and $6 billion, respectively, in the quarter and six months ended June 30, 2001, primarily due to higher power sales volumes and higher average cost of power. Operation and maintenance expenses increased $75 million and $146 million, respectively, in the quarter and six months ended June 30, 2001 compared to the same periods in 2000, primarily due to costs associated with the operation and maintenance of generating plants acquired or placed into service after the first quarter of 2000, lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions, higher staffing levels to support increased sales and expanded trading and marketing efforts and increased corporate allocations to Wholesale Energy. Depreciation and amortization expense for the quarter and six months ended June 30, 2001 compared to the same periods in 2000 increased by $3 million and $37 million, respectively, as a result of higher expense related to the amortization of air emissions regulatory allowances, primarily in California, and depreciation of our Mid-Atlantic plants, which were acquired in May 2000.

EUROPEAN ENERGY

      Our European Energy segment includes the operations of Reliant Energy Power Generation Benelux N.V. (REPGB) and its subsidiaries and our European trading, marketing and risk management operations. Our European Energy segment generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and marketing industry in Europe.

      Beginning January 1, 2001, the Dutch wholesale electric market was completely opened to competition. Consistent with our expectations at the time we made the acquisition, REPGB has experienced a significant decline in electric margins in 2001 attributable to the deregulation of the market. For additional information on these and other factors that may affect the future results of operations of European Energy, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Competitive, Regulatory and Other Factors Affecting Our European Energy Operations" in the Reliant Energy Form 10-K, which information is incorporated herein by reference.

                                                                 THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                                 ---------------------------      -------------------------
                                                                    2000             2001           2000             2001
                                                                 ----------       ----------      ---------       ---------
                                                                                        (IN MILLIONS)
Operating Revenues..........................................     $      136       $      276      $     286       $     524
Operating Expenses:
   Fuel and Purchased Power.................................             62              218            131             400
   Operation and Maintenance and Other......................             31               30             59              59
   Depreciation and Amortization............................             19               19             39              38
                                                                 ----------       ----------      ---------       ---------
     Total Operating Expenses...............................            112              267            229             497
                                                                 ----------       ----------      ---------       ---------
Operating Income............................................     $       24       $        9      $      57       $      27
                                                                 ==========       ==========      =========       =========

Electricity (in MMWh):
   Wholesale Sales..........................................            2.8              3.7            5.9             7.3
   Trading Sales............................................            --               5.9            --              9.0

      Our European Energy segment operating income decreased $15 million and $30 million, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. These decreases were primarily due to a decrease in margins (revenues less fuel and purchased power) as the Dutch electric market was completely opened to wholesale competition on January 1, 2001. Increased margins from ancillary services, district heating sales and an efficiency and energy payment from SEP totaling $30 million partially offset this decline.

      Our European Energy segment operating revenues increased $140 million and $238 million, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. These increases were primarily due to increased trading revenues associated with our participation in the now fully deregulated Dutch wholesale electric market. Fuel and purchased power costs increased $156 million and $269 million, respectively, in the quarter and six months ended June 30, 2001 compared to same periods in 2000, primarily due to increased purchased power for trading activities and increased cost of natural gas and other fuels.

OTHER OPERATIONS

      Our Other Operations segment includes the operations of our unregulated retail electric operations, a communications business offering enhanced data, voice and other services to customers in Texas, an eBusiness group, non-operating investments, certain real estate holdings and unallocated corporate costs.

      Our Other Operations segment's operating loss decreased $10 million and increased $114 million, respectively, for the quarter and six months ended June 30, 2001 compared to the same periods in 2000. The decreased loss in the second quarter was primarily due to increased sales of energy and energy services to commercial and industrial customers from our Reliant Energy Solutions unit partially offset by increased staffing and systems costs in preparation for full retail competition in Texas beginning January 1, 2002. The increased loss for the six months was primarily due to a $101 million pre-tax, non-cash charge related to the redesign of certain of our benefit plans in anticipation of the separation of our regulated businesses and our unregulated businesses. In addition, the increased operating loss was due to the timing of certain legal expenses, as well as costs related to our communications operations. For information regarding the benefit charge incurred in the first quarter of 2001, see Note 13 to our Interim Financial Statements.

      During the third quarter of 2001, we decided to evaluate strategic alternatives, including divestiture, partnerships with other market participants or other strategic alternatives, for our Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider as well as network operations centers and managed data centers in Houston and Austin. We do not believe the disposition or other strategic alternatives of this business will have a material adverse effect on our consolidated financial condition, results of operations or cash flows in 2001 and in future periods.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

GENERAL

      For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Energy Form 10-K, which is incorporated herein by reference. For additional information regarding the California wholesale market and related litigation, please read Notes 12(a) and 12(d) to our Interim Financial Statements.

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

      This transition to competition period is scheduled to end on December 31, 2001. At that time, and in accordance with the Legislation, we expect our Electric Operations segment will be unbundled pursuant to our business separation plan (please read Notes 4(a) and 4(b) to Reliant Energy 10-K Notes) into three distinct businesses: a transmission and distribution company, a power generation company and a retail company. New rates based on the allowed invested capital, or "rate base", of the transmission and distribution business will be implemented beginning on January 1, 2002. For more information regarding the interim rulings in the rate case for the transmission and distribution company, please read Note 12(f) to our Interim Financial Statements. The retail business will be conducted by a subsidiary of Reliant Resources. The generation business will sell power via capacity auctions at market rates. However, the Legislation provides that during the 2004 stranded cost true-up (please read Note 4(a) to Reliant Energy 10-K Notes), a true-up amount will be calculated which will be recovered from or returned to customers to adjust the market revenues earned from the capacity auctions to a level that would approximate a regulated return on the invested capital of the generation business. Thus, beginning in 2002, earnings of our Electric Operations segment will be reduced to near traditional regulated returns independent of any additional positive or negative cash flows which may result from implementation of competitive transition charges received from customers or other credits to customers, as applicable. Accordingly, the results of operations of our Electric Operations segment post-competition will significantly decline.

FINANCIAL CONDITION

      The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2000 and 2001.

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                               ------------------------
                                                                                 2000            2001
                                                                               --------        --------
                                                                                    (IN MILLIONS)
Cash provided by (used in):
   Operating activities...................................................     $    686        $  1,086
   Investing activities...................................................       (3,935)         (1,056)
   Financing activities...................................................        3,260             (93)

      Net cash provided by operating activities during the six months ended June 30, 2001 increased $400 million compared to the same period in 2000 primarily due to improved operating cash flows from Wholesale Energy and a decrease in margin deposits on energy trading activities partially offset by changes in working capital.

      Net cash used in investing activities decreased $2.9 billion during the six months ended June 30, 2001 compared to the same period in 2000 primarily due to the funding of the remaining purchase obligation for REPGB for $982 million on March 1, 2000 and the acquisition of REMA for $2.1 billion on May 12, 2000, partially offset by an increase in capital expenditures related to the construction of domestic power generation projects during the six months ended June 30, 2001.

      Cash flows provided by financing activities decreased $3.4 billion during the six months ended June 30, 2001 compared to the same period in 2000 primarily due to a decline in short-term borrowings, partially offset by $1.7 billion in net proceeds from the initial public offering of Reliant Resources.

FUTURE SOURCES AND USES OF CASH FLOWS

      Credit Facilities. As of June 30, 2001, we had credit facilities in effect, including facilities of various financing subsidiaries and operating subsidiaries, which provided for an aggregate of $7.4 billion in committed credit, of which $4.0 billion was scheduled to expire in 2001. As of June 30, 2001, $4.4 billion was outstanding under these facilities including other borrowings of $3.8 billion and letters of credit of $0.6 billion. The remaining unused credit facilities totaled $3.0 billion. To the extent that we continue to need access to this amount of committed credit, we expect to extend or replace these facilities on normal commercial terms on a timely basis.

      In May 2001, aggregate bank facilities and aggregate amount of commercial paper that can be offered were reduced by $1.7 billion, the amount of net proceeds from the Offering.

      Debt Refinancing. In July 2001, various financing subsidiaries terminated several bank credit facilities and entered into new bank credit facilities which increased the aggregate amount of bank facilities at financing subsidiaries to $4.3 billion. The new bank facilities expire in July 2002 and are expected to support the issuance of commercial paper. In connection with the termination of a Euro 560 million bank facility, financing subsidiary bank loans of Euro 560 million were refinanced with U.S. dollar denominated commercial paper issued by a financing subsidiary.

      Shelf Registrations. At June 30, 2001, Reliant Energy had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of our preferred stock, $580 million aggregate principal amount of our debt securities and $125 million of trust preferred securities and related junior subordinated debt securities. In addition, Reliant Energy had a shelf registration for 15 million shares of its common stock, which would have been worth $483 million as of June 30, 2001 based on the closing price of its common stock as of that date. In January 2001, RERC Corp. filed a shelf registration statement for $600 million of unsecured unsubordinated debt securities of which $550 million was issued in February 2001.

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

      Securitization. Reliant Energy HL&P filed an application with the Texas Utility Commission requesting a financing order authorizing the issuance by a special purpose entity organized by us, of transition bonds relating to Reliant Energy HL&P's generation related regulatory assets. In May 2000, the Texas Utility Commission issued a financing order to Reliant Energy authorizing the issuance of transition bonds for the recovery of costs associated with generation-related regulatory assets in the amount of $738 million plus issuance costs of up to $11 million. Payments on the transition bonds will be made out of funds derived from non-bypassable transition charges assessed to users of Reliant Energy HL&P's transmission and distribution services. The offering of the transition bonds is expected to be consummated during the third quarter of 2001.

      Fuel Filing. As of June 30, 2001, Reliant Energy HL&P was under-collected on fuel recovery by approximately $667 million. In two separate filings with the Texas Utility Commission in 2000, Reliant Energy

HL&P received approval to implement fuel surcharges to collect the under-recovery of fuel expenses, as well as to adjust the fuel factor to compensate for significant increases in the price of natural gas.

      On March 15, 2001, Reliant Energy HL&P filed with the Texas Utility Commission to revise its fuel factor and address its undercollected fuel costs of $389 million, which is the accumulated amount since September 2000 through February 2001, plus estimates for March and April 2001. Reliant Energy
HL&P requested to revise its fixed fuel factor to be implemented with the May 2001 billing cycle and proposed to defer the collection of the $389 million until the 2004 stranded costs true-up proceeding. On April 16, 2001, the Texas Utility Commission issued an order approving interim rates effective with the May 2001 billing cycle.

      On June 21, 2001, Reliant Energy HL&P filed with the Texas Utility Commission to terminate the interim factor and return to the prior fuel factor due to the forecasted decline in natural gas prices. On July 20, 2001, the Texas Utility Commission issued an order of dismissal approving Reliant Energy HL&P's request that the interim rates approved on April 16, 2001, effective with Reliant Energy HL&P's May billing month, be terminated and Reliant Energy HL&P prospectively bill its customers using the prior fuel factor established in a previous order beginning with Reliant Energy HL&P's August billing month. The Texas Utility Commission also granted Reliant Energy HL&P a good cause exception in that Reliant Energy HL&P will not be required to refund amounts collected through the interim rates. Reliant Energy HL&P did not waive its right to collect any final fuel balance.

      Initial Public Offering of Reliant Resources. On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in the Offering in connection with our business separation plan. In May 2001, Reliant Resources completed its initial public offering of 59.8 million shares of its common stock and received net proceeds of $1.7 billion. Pursuant to the terms of the master separation agreement, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds to increase its working capital. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within twelve months of the Offering. For additional information regarding our business separation plan, please read Note 4(b) to Reliant Energy 10-K Notes.

      Reliant Resources Stock Repurchase. During the third quarter of 2001, Reliant Resources purchased 840,000 shares of Reliant Resources common stock at an average price of $20.58 per share, or an aggregate purchase price of $17.3 million. These shares were purchased in anticipation of funding benefit plan obligations expected to be funded prior to the Distribution. The master separation agreement between Reliant Resources and Reliant Energy restricts the ability of Reliant Resources to issue shares of common stock prior to the separation of the two companies without the prior consent of Reliant Energy. Accordingly, Reliant Resources may make future purchases of its common stock in anticipation of funding pre-Distribution employee benefit plan obligations.

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

      Channelview Project. Our 781 MW gas-fired, combined cycle, cogeneration plant located in Channelview, Texas, which is currently under construction, is expected to cost $463 million, including $129 million in commitments for the purchase of combustion turbines. Of this amount, $348 million had been incurred as of June 30, 2001. The project continues to be financed through funds received under the terms of a committed equity bridge facility, which totals $92 million, a non-recourse debt facility aggregating $369 million and projected construction revenues of $2 million.

      Other Generating Projects. As of June 30, 2001, we had three additional non-rate regulated generating facilities under construction. Total estimated costs of constructing these facilities are $1.2 billion, including $349 million in commitments for the purchase of combustion turbines. As of June 30, 2001, we had incurred $513 million of the total projected costs of these projects, which were funded primarily through short-term borrowings from various financing subsidiaries of Reliant Energy. We believe that our level of cash, our borrowing capability and proceeds from the initial public offering of Reliant Resources as discussed above will be sufficient to fund these commitments. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $296 million for future generation projects. We believe that our current level of cash, our borrowing capability and proceeds from the initial public offering will be sufficient to fund these options should we choose to exercise them.

      Construction Agency Agreement. In April 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities, and is responsible for completing construction of these projects by August 31, 2004, but has generally limited Reliant Resources' risk related to construction completion to less than 90% of project costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, it must purchase the project or remarket the project on behalf of the special purpose entities. At the end of an individual project's operating lease term (approximately five years from construction completion), the lessees have the option to extend the lease at fair market value, purchase the project at a fixed amount equal to the original construction cost, or act as remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment up to 85% of the project cost if the proceeds from remarketing are deficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, the lessee's obligations during the lease period.

      California Trade Receivables. During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emissions allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the CPUC early this year. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the Cal ISO, to accrue billions of dollars of unrecovered wholesale power costs and ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO, and in the case of Pacific Gas and Electric Company, to file a voluntary petition for bankruptcy. As of June 30, 2001, we were owed $318 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resource Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2001 and have recorded an allowance against such receivables of $76 million. From July 1, 2001 through August 6, 2001, we have collected none of these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 12(a) and 12(d) to our Interim Financial Statements and Notes 14(g) and 14(h) to Reliant Energy 10-K Notes.

      Reliant Energy HL&P Rate Matters. The Texas Utility Commission has issued an interim order on June 5, 2001 requiring Reliant Energy HL&P to reverse the amount of redirected depreciation and accelerated depreciation since it was in the Texas Utility Commission's estimation that the utility had overmitigated its stranded costs. We disagree with certain positions prescribed in the interim order by the Texas Utility Commission and will determine future action based on the final order anticipated in August 2001. At June 30, 2001, cumulative redirected depreciation and cumulative accelerated depreciation for regulatory purposes totaled $725 million and approximately $1 billion, respectively. If implemented, the reversal of redirected depreciation would result in a lower rate for the transmission and distribution utility and the accelerated depreciation being returned through credits over seven years would serve as offsets to the transmission and distribution utility's non-bypassable charges. The rates derived from the Texas Utility Commission's June 5, 2001 interim order will be used during the retail electric pilot project which began on July 31, 2001. We do not expect the final Reliant Energy HL&P transmission and distribution rate to be established until the end of August 2001 and implemented until January 1, 2002. The credits related to accelerated depreciation will begin on January 1, 2002. For information regarding redirected depreciation and accelerated depreciation, see Note 4(a) to Reliant Energy 10-K Notes.

      Florida Tolling Arrangement. In the first quarter of 2001, our Wholesale Energy segment entered into tolling arrangements with a third party to purchase the rights to utilize and dispatch electric generating capacity of approximately 1,100 MW. This electricity is expected to be generated by two gas-fired, simple-cycle peaking plants, with fuel oil backup, to be constructed by the tolling partner in Florida, which are anticipated to be completed by the summer of 2002, at which time we will commence tolling payments.

      Other Sources/Uses of Cash. Our liquidity and capital requirements are affected primarily by capital expenditures, debt service requirements and various working capital needs. We expect to continue to bid on future acquisitions of independent power projects and privatizations of generation facilities. We expect any resulting capital requirements to be met with excess cash flows from operations, as well as proceeds from debt and equity offerings, project financings and other borrowings. We also expect Reliant Resources to establish a commercial paper program in late 2001 or the first half of 2002. Additional capital expenditures depend upon the nature and extent of future project commitments, some of which may be substantial. We believe that our current level of cash, our borrowing capability and proceeds from the Reliant Resources initial public offering discussed above, along with future cash flows from operations, will be sufficient to meet the existing operational needs of our businesses for the next twelve months.

                          NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the FASB issued SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. Under SFAS No. 142, a nonamortization approach, goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead would be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by us on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

                                    SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.


                                        RELIANT ENERGY, INCORPORATED
                                                (Registrant)




                          By:          /s/ Mary P. Ricciardello
                             ---------------------------------------------------
                                           Mary P. Ricciardello
                             Senior Vice President and Chief Accounting Officer


Date: March 25, 2002