Form 10-Q/A
period 2001-09-30
RELIANT ENERGY INC
filed 2002-03-25
CIK 48732

                                                            RESTATEMENT -- DRAFT
                                                               3/22/2006 6:30 PM



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q/A
                                      NO. 1

(Mark One)

[X] AMENDMENT NO. 1 TO QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission file number 1-3187              ___________________

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


Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No __

As of November 7, 2001, Reliant Energy, Incorporated had 298,149,968 shares of common stock outstanding, including 7,298,389 ESOP shares not deemed outstanding for financial statement purposes and excluding 4,511,691 shares held as treasury stock.

                          RELIANT ENERGY, INCORPORATED
                         QUARTERLY REPORT ON FORM 10-Q/A
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

     Reliant Energy, Incorporated (Reliant Energy) hereby amends Items 1 and 2 of Part 1 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 as originally filed on November 13, 2001.

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

     As a result, Reliant Energy's unaudited consolidated condensed financial statements (Original Interim Financial Statements) and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

     For purposes of this Form 10-Q/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the September 30, 2001 Form 10-Q as originally filed on November 13, 2001 that was affected by the restatement has been amended and restated in its entirety. No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.


                                TABLE OF CONTENTS

PART I.           FINANCIAL INFORMATION

                  Item 1. Financial Statements...........................................................     1
                      Statements of Consolidated Income
                      Three and Nine Months Ended September 30, 2000 and 2001 (unaudited)................     1
                      Consolidated Balance Sheets
                      December 31, 2000 and September 30, 2001 (unaudited)...............................     2
                      Statements of Consolidated Cash Flows
                      Nine Months Ended September 30, 2000 and 2001 (unaudited)..........................     4
                      Notes to Unaudited Consolidated Financial Statements...............................     5
                  Item 2. Management's Discussion and Analysis of Financial Condition and Results of
                      Operations of Reliant Energy and Subsidiaries                                          26

                          PART I. FINANCIAL INFORMATION
                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                   SEPTEMBER 30,
                                                                            -------------                   -------------
                                                                        2000            2001            2000            2001
                                                                        ----            ----            ----            ----
                                                                                   (AS RESTATED)                   (AS RESTATED)
REVENUES ........................................................   $  9,501,786    $ 12,509,825    $ 19,469,961    $ 37,780,629

EXPENSES:
  Fuel and cost of gas sold .....................................      3,894,701       3,928,273       9,149,210      16,908,882
  Purchased power ...............................................      3,807,911       6,695,007       5,998,790      15,879,299
  Operation and maintenance .....................................        585,172         674,234       1,614,779       2,008,830
  Taxes other than income taxes .................................        144,322         147,335         369,932         429,149
  Depreciation and amortization .................................        293,422         286,475         706,157         706,240
                                                                    ------------    ------------    ------------    ------------
      Total .....................................................      8,725,528      11,731,324      17,838,868      35,932,400
                                                                    ------------    ------------    ------------    ------------
OPERATING INCOME ................................................        776,258         778,501       1,631,093       1,848,229
                                                                    ------------    ------------    ------------    ------------

OTHER (EXPENSE) INCOME:
  Unrealized gain (loss) on AOL Time Warner investment ..........         40,000        (512,447)        242,928         (44,464)
  Unrealized (loss) gain on indexed debt securities .............        (40,000)        503,077        (242,870)         38,845
  Income from equity investments in unconsolidated subsidiaries .         27,142           2,132          33,108          66,482
  Interest expense ..............................................       (186,303)       (138,275)       (533,066)       (466,520)
  Distribution on trust preferred securities ....................        (13,754)        (13,900)        (40,458)        (41,699)
  Minority interest .............................................            161         (41,704)            676         (75,516)
  Other, net ....................................................         14,070          26,528          61,068          96,348
                                                                    ------------    ------------    ------------    ------------
      Total .....................................................       (158,684)       (174,589)       (478,614)       (426,524)
                                                                    ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
  EXTRAORDINARY ITEM, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
  PREFERRED DIVIDENDS ...........................................        617,574         603,912       1,152,479       1,421,705
  Income Tax Expense ............................................        221,807         248,840         386,963         542,050
                                                                    ------------    ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY ITEM,
  CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS         395,767         355,072         765,516         879,655
  Loss from Discontinued Operations, net of tax of $(3,829) and
    $(2,015) ....................................................         (6,704)             --         (26,814)             --
  Loss on Disposal of Discontinued Operations, net of tax of
    $(1,640) ....................................................             --              --              --          (7,294)
                                                                    ------------    ------------    ------------    ------------
INCOME BEFORE EXTRAORDINARY ITEM, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND PREFERRED DIVIDENDS .....................        389,063         355,072         738,702         872,361
  Extraordinary Item                                                          --              --           7,445              --
                                                                    ------------    ------------    ------------    ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
  PREFERRED DIVIDENDS ...........................................        389,063         355,072         746,147         872,361
  Cumulative Effect of Accounting Change, net of tax of
    $33,205 .....................................................             --              --              --          61,619
                                                                    ------------    ------------    ------------    ------------
INCOME BEFORE PREFERRED DIVIDENDS ...............................        389,063         355,072         746,147         933,980
  Preferred Dividends ...........................................             97              97             292             292
                                                                    ------------    ------------    ------------    ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS ..................   $    388,966    $    354,975    $    745,855    $    933,688
                                                                    ============    ============    ============    ============
BASIC EARNINGS PER SHARE:
  Income from Continuing Operations .............................   $       1.38    $       1.22    $       2.68    $       3.04
  Loss from Discontinued Operations, net of tax .................          (0.02)             --           (0.09)             --
  Loss on Disposal of Discontinued Operations, net of tax .......             --              --              --           (0.03)
  Extraordinary Item ............................................             --              --            0.03              --
  Cumulative Effect of Accounting Change, net of tax ............             --              --              --            0.22
                                                                    ------------    ------------    ------------    ------------
  Net Income Attributable to Common Stockholders ................   $       1.36    $       1.22    $       2.62    $       3.23
                                                                    ============    ============    ============    ============

DILUTED EARNINGS PER SHARE:
  Income from Continuing Operations .............................   $       1.36    $       1.21    $       2.66    $       3.02
  Loss from Discontinued Operations, net of tax .................          (0.02)             --           (0.09)             --
  Loss on Disposal of Discontinued Operations, net of tax .......             --              --              --           (0.03)
  Extraordinary Item ............................................             --              --            0.03              --
  Cumulative Effect of Accounting Change, net of tax ............             --              --              --            0.21
                                                                    ------------    ------------    ------------    ------------
  Net Income Attributable to Common Stockholders ................   $       1.34    $       1.21    $       2.60    $       3.20
                                                                    ============    ============    ============    ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                           DECEMBER 31, 2000     SEPTEMBER 30, 2001
                                                           -----------------     ------------------
CURRENT ASSETS:                                                                    (AS RESTATED)
   Cash and cash equivalents ...........................      $    175,972          $    294,816
   Investment in AOL Time Warner common stock ..........           896,824               852,361
   Accounts receivable, net ............................         2,623,492             1,840,682
   Accrued unbilled revenues ...........................           592,618               264,724
   Fuel stock and petroleum products ...................           213,484               327,811
   Materials and supplies ..............................           269,729               264,215
   Price risk management assets ........................         4,290,803             2,128,025
   Non-trading derivative assets .......................                --             1,338,850
    Margin deposits on energy trading activities .......           521,004               351,756
   Other ...............................................           253,335               172,876
                                                              ------------          ------------
     Total current assets ..............................         9,837,261             7,836,116
                                                              ------------          ------------

Property, plant and equipment ..........................        22,391,874            23,732,570
Less accumulated depreciation and amortization .........        (7,131,698)           (7,389,815)
                                                              ------------          ------------
   Property, plant and equipment, net ..................        15,260,176            16,342,755
                                                              ------------          ------------

OTHER ASSETS:
   Goodwill and other intangibles, net .................         3,080,686             2,986,762
   Regulatory assets ...................................         1,926,103             1,374,418
    Price risk management assets .......................           544,909               689,983
   Non-trading derivative assets .......................                --               542,994
    Equity investments in unconsolidated subsidiaries ..           108,727               141,633
   Stranded costs indemnification receivable ...........                --               353,000
    Net assets of discontinued operations ..............           194,858               118,097
    Other ..............................................           746,709               949,742
                                                              ------------          ------------
     Total other assets ................................         6,601,992             7,156,629
                                                              ------------          ------------
       TOTAL ASSETS ....................................      $ 31,699,429          $ 31,335,500
                                                              ============          ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               DECEMBER 31, 2000    SEPTEMBER 30, 2001
                                                                               -----------------    ------------------
CURRENT LIABILITIES:                                                                                   (AS RESTATED)
   Short-term borrowings ...................................................      $  5,004,494          $  3,015,490
   Current portion of long-term debt .......................................         1,623,202               571,079
   Indexed debt securities derivative ......................................                --               749,413
   Accounts payable ........................................................         3,057,948             1,518,245
   Taxes accrued ...........................................................           172,449               801,100
   Interest accrued ........................................................           103,489               126,702
   Dividends declared ......................................................           110,893               112,057
   Price risk management liabilities .......................................         4,272,771             2,089,274
   Non-trading derivative liabilities ......................................                --             1,235,856
    Margin deposits from customers on energy trading activities ............           284,603               239,350
   Accumulated deferred income taxes .......................................           309,008               437,862
   Other ...................................................................           630,357               596,409
                                                                                  ------------          ------------
     Total current liabilities .............................................        15,569,214            11,492,837
                                                                                  ------------          ------------

OTHER LIABILITIES:
   Accumulated deferred income taxes .......................................         2,548,891             2,496,974
   Unamortized investment tax credits ......................................           265,737               251,989
   Price risk management liabilities .......................................           530,263               652,992
   Non-trading derivative liabilities ......................................                --               578,479
   Benefit obligations .....................................................           491,964               550,815
   Other ...................................................................         1,100,505             1,180,689
                                                                                  ------------          ------------
     Total other liabilities ...............................................         4,937,360             5,711,938
                                                                                  ------------          ------------

LONG-TERM DEBT .............................................................         4,996,095             5,400,854
                                                                                  ------------          ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 12)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .............................             9,345             1,253,452
                                                                                  ------------          ------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY .................................................................           705,355               705,680

STOCKHOLDERS' EQUITY:
   Cumulative preferred stock ..............................................             9,740                 9,740
   Common stock ............................................................         3,257,190             3,887,007
   Treasury stock ..........................................................          (120,856)             (113,336)
   Unearned ESOP stock .....................................................          (161,158)             (137,907)
   Retained earnings .......................................................         2,520,350             3,127,907
   Accumulated other comprehensive loss ....................................           (23,206)               (2,672)
                                                                                  ------------          ------------
     Total stockholders' equity ............................................         5,482,060             6,770,739
                                                                                  ------------          ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................      $ 31,699,429          $ 31,335,500
                                                                                  ============          ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                 -------------------------------
                                                                                   2000                 2001
                                                                                   ----                 ----
CASH FLOWS FROM OPERATING ACTIVITIES:                                                               (AS RESTATED)
  Net income attributable to common stockholders ...........................    $   745,855          $   933,688
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ..........................................        706,157              706,240
    Deferred income taxes ..................................................       (131,299)             (83,628)
    Investment tax credits .................................................        (13,748)             (13,748)
    Cumulative effect of accounting change, net ............................             --              (61,619)
    Unrealized (gain) loss on AOL Time Warner investment ...................       (242,928)              44,464
    Unrealized loss (gain) on indexed debt securities ......................        242,870              (38,845)
    Undistributed earnings of unconsolidated subsidiaries ..................        (33,108)             (31,884)
    Proceeds from sale of debt securities ..................................        123,428                   --
    Impairment of marketable equity securities .............................         26,504                   --
      Extraordinary item ...................................................         (7,445)                  --
    Net cash provided by discontinued operations ...........................         26,180               87,140
    Minority interest ......................................................           (676)              75,516
    Changes in other assets and liabilities:
      Accounts receivable, net .............................................       (651,019)           1,166,205
      Inventory ............................................................       (101,734)            (102,096)
      Accounts payable .....................................................        599,033           (1,541,046)
      Federal tax refund ...................................................         52,817                   --
      Fuel cost under-recovery/surcharge ...................................       (506,439)             169,265
      Net price risk management assets and liabilities .....................        (24,436)             (43,122)
      Net non-trading derivative assets and liabilities ....................             --              (45,824)
      Margin deposits on energy trading activities, net ....................        (62,755)             123,995
      Prepaid lease obligation .............................................             --             (195,239)
      Interest and taxes accrued ...........................................        291,143              641,660
      Other current assets .................................................        (56,290)              99,156
      Other current liabilities ............................................        258,624              (36,006)
      Other assets .........................................................       (156,320)             (53,779)
      Other liabilities ....................................................          4,225               65,897
    Other, net .............................................................        (14,313)             102,058
                                                                                -----------          -----------
        Net cash provided by operating activities ..........................      1,074,326            1,968,448
                                                                                -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures .....................................................     (1,237,814)          (1,543,193)
  Business acquisitions, net of cash acquired ..............................     (2,119,667)                  --
  Proceeds from sale-leaseback transactions ................................      1,000,000                   --
  Payment of business purchase obligation ..................................       (981,789)                  --
  Investments in unconsolidated subsidiaries ...............................         (5,196)                  --
  Net cash used in discontinued operations .................................        (38,099)             (10,397)
  Other, net ...............................................................         81,130              (38,117)
                                                                                -----------          -----------
        Net cash used in investing activities ..............................     (3,301,435)          (1,591,707)
                                                                                -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net ........................................        467,285              544,632
  Increase (decrease) in short-term borrowing, net .........................      2,819,479           (1,824,195)
  Payments of long-term debt ...............................................       (645,081)            (408,398)
  Payment of common stock dividends ........................................       (319,467)            (324,956)
  Proceeds from issuance of stock ..........................................         39,742               91,798
  Proceeds from subsidiary issuance of stock ...............................             --            1,697,848
  Purchase of treasury stock by subsidiary .................................             --              (20,420)
  Purchase of treasury stock ...............................................        (27,561)                  --
  Net cash provided by discontinued operations .............................         45,813                   --
  Other, net ...............................................................          1,990               (8,341)
                                                                                -----------          -----------
      Net cash provided by (used in) financing activities ..................      2,382,200             (252,032)
                                                                                -----------          -----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH ....................................          9,681               (5,865)
                                                                                -----------          -----------
NET INCREASE IN CASH AND CASH EQUIVALENTS ..................................        164,772              118,844
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........................         80,767              175,972
                                                                                -----------          -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................................    $   245,539          $   294,816
                                                                                ===========          ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ....................................    $   560,922          $   466,296
  Income taxes .............................................................        266,841              118,672

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q/A (Form 10-Q/A) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (the Company), are Reliant Energy's consolidated interim financial statements and notes (Interim Financial Statements), including the Company's wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the combined Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) and Reliant Energy Resources Corp. (RERC Corp.) (RERC Corp. Form 10-K) for the year ended December 31, 2000 and the Quarterly Report on Form 10-Q of Reliant Energy (Reliant Energy First Quarter 10-Q) and RERC Corp. (RERC Corp. First Quarter 10-Q) for the quarter ended March 31, 2001 and the Quarterly Report on Form 10-Q/A of Reliant Energy (Reliant Energy Second Quarter 10-Q/A) and the Quarterly Report on Form 10-Q of RERC Corp. (RERC Corp. Second Quarter 10-Q) for the quarter ended June 30, 2001.

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

     As a result, the Company's unaudited consolidated condensed financial statements and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported. A summary of the principal effects of the restatement is as follows: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                SEPTEMBER 30, 2001                SEPTEMBER 30, 2001
                                                                ------------------                ------------------
                                                                           AS PREVIOUSLY                       AS PREVIOUSLY
                                                          AS RESTATED        REPORTED         AS RESTATED        REPORTED
                                                          -----------        --------         -----------        --------
                                                                       (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ..............................................     $ 12,510          $ 12,467          $ 37,781          $ 37,726
Expenses:
     Fuel and cost of gas sold ........................        3,928             4,018            16,909            17,074
     Purchased power ..................................        6,695             6,695            15,879            15,879
     Other expenses ...................................        1,108             1,108             3,145             3,145
                                                            --------          --------          --------          --------
       Total ..........................................       11,731            11,821            35,933            36,098
                                                            --------          --------          --------          --------
Operating Income ......................................          779               646             1,848             1,628
Other Expense, net ....................................         (133)             (133)             (351)             (351)
Minority Interest .....................................          (42)              (26)              (76)              (49)
Income Tax Expense ....................................         (249)             (197)             (542)             (456)
                                                            --------          --------          --------          --------
Income from Continuing Operations Before
  Cumulative Effect of Accounting Change and
  Preferred Dividends .................................          355               290               879               772
Loss on Disposal of Discontinued Operations, net
  of tax ..............................................           --                --                (7)               (7)
Cumulative effect of accounting change, net of tax ....           --                --                62                62
Preferred Dividends ...................................           --                --                --                --
                                                            --------          --------          --------          --------
Net Income Attributable to Common Shareholders ........     $    355          $    290          $    934          $    827
                                                            ========          ========          ========          ========

BASIC EARNINGS PER SHARE:
Income from Continuing Operations .....................     $   1.22          $   1.00          $   3.04          $   2.67
Loss on Disposal of Discontinued Operations, net
  of tax ..............................................           --                --             (0.03)            (0.03)
Cumulative effect of accounting change, net of tax ....           --                --              0.22              0.22
                                                            --------          --------          --------          --------
Net Income Attributable to Common Shareholders ........     $   1.22          $   1.00          $   3.23          $   2.86
                                                            ========          ========          ========          ========

DILUTED EARNINGS PER SHARE:
Income from Continuing Operations .....................     $   1.21          $   0.99          $   3.02          $   2.65
Loss on Disposal of Discontinued Operations, net
  of tax ..............................................           --                --             (0.03)            (0.03)
Cumulative effect of accounting change, net of tax ....           --                --              0.21              0.21
                                                            --------          --------          --------          --------
Net Income Attributable to Common Shareholders ........     $   1.21          $   0.99          $   3.20          $   2.83
                                                            ========          ========          ========          ========

                                                                                       SEPTEMBER 30, 2001
                                                                                       ------------------
                                                                                                    AS PREVIOUSLY
                                                                                  AS RESTATED         REPORTED
                                                                                  -----------         --------
                                   ASSETS                                                 (IN MILLIONS)
CURRENT ASSETS:
  Price risk management assets ................................................     $  2,128          $  2,128
  Non-trading derivative assets ...............................................        1,339             1,425
  Other .......................................................................        4,369             4,369
                                                                                    --------          --------
         Total current assets .................................................        7,836             7,922
                                                                                    --------          --------
PROPERTY, PLANT AND EQUIPMENT, NET ............................................       16,343            16,343
                                                                                    --------          --------
OTHER ASSETS:
  Price risk management assets ................................................          690               690
  Non-trading derivative assets ...............................................          543               630
  Other .......................................................................        5,924             5,924
                                                                                    --------          --------
         Total other assets ...................................................        7,157             7,244
                                                                                    --------          --------
         TOTAL ASSETS .........................................................     $ 31,336          $ 31,509
                                                                                    ========          ========

                        LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Price risk management liabilities ...........................................     $  2,089          $  2,157
  Non-trading derivative liabilities ..........................................        1,236             1,415
  Accumulated deferred income taxes ...........................................          438               376
  Other .......................................................................        7,730             7,730
                                                                                    --------          --------
         Total current liabilities ............................................       11,493            11,678
                                                                                    --------          --------
OTHER LIABILITIES:
  Accumulated deferred income taxes ...........................................        2,497             2,497
  Price risk management liabilities ...........................................          653               731
  Non-trading derivative liabilities ..........................................          579               579
  Other .......................................................................        1,983             1,983
                                                                                    --------          --------
         Total other liabilities ..............................................        5,712             5,790
                                                                                    --------          --------
LONG-TERM DEBT ................................................................        5,401             5,401
                                                                                    --------          --------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ................................        1,254             1,227
                                                                                    --------          --------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
  TRUSTS ......................................................................          706               706
                                                                                    --------          --------

STOCKHOLDERS' EQUITY:
  Cumulative preferred stock ..................................................           10                10
  Common stock ................................................................        3,887             3,887
  Treasury stock ..............................................................         (113)             (113)
  Unearned ESOP ...............................................................         (138)             (138)
  Retained earnings ...........................................................        3,127             3,020
  Accumulated other comprehensive (loss) income ...............................           (3)               41
                                                                                    --------          --------
         Stockholders' equity .................................................        6,770             6,707
                                                                                    --------          --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........................     $ 31,336          $ 31,509
                                                                                    ========          ========

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

     In September 2001, the Company announced that it is evaluating strategic alternatives for its European Energy segment, including the possible sale, in order to pursue business opportunities that are more in line with its domestic wholesale energy strategies.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 will be adopted by the Company on January 1, 2002. The Company is in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS No. 143 on January 1, 2003 and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30 (APB Opinion No.
30), while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. The Company plans to adopt SFAS No. 144 on January 1, 2002.

(3)  DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $61 million and a cumulative after-tax increase in accumulated other comprehensive loss of $252 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by $703 million, $252 million, $805 million and $340 million, respectively, in the Company's Consolidated Balance Sheet. Due to the adoption, the Company also reclassified $788 million related to the Company's Zero-Premium Exchangeable Subordinated Notes (ZENS) from the current portion of long-term debt to indexed debt securities derivative. During the nine months ended September 30, 2001, losses of $145 million of the initial transition adjustment recognized in other comprehensive income were realized in net income. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 2 of Reliant Energy First Quarter 10-Q, which note is incorporated by reference herein.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on the Company's results of operations. One criteria of this previously approved guidance was revised in October 2001 and will become effective on January 1, 2002. The Company is currently in the process of determining the effect of adoption of the revised guidance.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance is April 1, 2002. The Company is currently assessing the impact of this recently cleared issue and does not believe it will have a material impact on the Company's consolidated financial statements.

     Cash Flow Hedges. During the nine months ended September 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. During the nine months ended September 30, 2001, there were no deferred gains or losses recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of September 30, 2001, current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive income are expected to be reclassified into net income during the next twelve months.

     Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European Energy segment through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts. These are designed to reduce the Company's exposure to changes in foreign currency rates. During the nine months ended September 30, 2001, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European Energy segment resulted in a loss of $3 million, which is included in the balance of the cumulative translation adjustment.

     Other Derivatives. Upon adoption of SFAS No. 133 effective January 1, 2001, the Company's indexed debt securities obligations related to its ZENS obligation were bifurcated into a debt component valued at $122 million and an embedded derivative component valued at $788 million. Changes in the fair value of the derivative component are recorded in the Company's Statements of Consolidated Income. During the nine months ended September 30, 2001, the Company recorded a $39 million gain associated with the fair value of the derivative component of the indexed debt securities obligations. During the nine months ended September 30, 2001, the Company recorded a $44 million loss on the Company's investment in AOL Time Warner Inc. common stock. Changes in the fair value of the Company's Investment in AOL Time Warner Inc. common stock should substantially offset changes in the fair value of the derivative component of the ZENS.

     In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including an indirect Dutch generating subsidiary of the Company, Reliant Energy Power Generation Benelux N.V. (REPGB), previously named N.V. UNA (UNA), financial responsibility for various stranded costs contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sector, including REPGB, financial responsibility to purchase electricity and gas under a gas supply contract and three electricity contracts. These contracts are derivatives pursuant to SFAS No. 133. As of September 30, 2001, the Company has recognized $138 million in short-term and long-term non-trading derivative liabilities for REPGB's portion of these stranded costs contracts. For additional information regarding REPGB's stranded costs and the related indemnification by former shareholders of these stranded costs, see Note 12(e).

     During the second and third quarters of 2001, the Company entered into two structured transactions which were recorded on the balance sheet in non-trading derivative assets and liabilities. For further discussion of these transactions, see Note 1. The change in fair value of these derivative assets and liabilities must be recorded in the statement of income for each reporting period. During the three and nine months ended September 30, 2001, $62 million and $75 million, respectively, of net non-trading derivative liabilities were settled related to these transactions. As of September 30, 2001, the Company has recognized $618 million of non-trading derivative assets and $543 million of non-trading derivative liabilities related to these transactions.

(4)  ACQUISITIONS

(a)  Reliant Energy Mid-Atlantic Power Holdings, LLC.

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

    The Company's results of operations include the results of REMA only for the period beginning May 12, 2000. The following table presents selected actual financial information and pro forma information for the three and nine months ended September 30, 2000, as if the acquisition had occurred on January 1, 2000. Pro forma amounts also give effect to the sale and leaseback of interests in three of the REMA generating plants, consummated in August 2000. For additional information regarding sale and leaseback transactions, see Note 14(c) to Reliant Energy 10-K Notes.

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                          SEPTEMBER 30, 2000              SEPTEMBER 30, 2000
                                                          ------------------              ------------------
                                                        ACTUAL        PRO FORMA        ACTUAL         PRO FORMA
                                                        ------        ---------        ------         ---------
                                                                (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ...........................................   $ 9,502         $ 9,502         $19,470         $19,636
Income from continuing operations ..................       396             400             766             745
Net income attributable to common stockholders .....       389             393             746             725
Basic earnings per share ...........................   $  1.36         $  1.38         $  2.62         $  2.55
Diluted earnings per share .........................   $  1.34         $  1.36         $  2.60         $  2.53

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

(b)  Orion Power Holdings, Inc.

     In September 2001, a subsidiary of Reliant Energy, Reliant Resources, Inc. (Reliant Resources), and Orion Power Holdings, Inc. (Orion Power) entered into a definitive merger agreement, under which Reliant Resources agreed to acquire all of the outstanding shares of Orion Power for $26.80 per share in cash in a transaction valued at approximately $2.9 billion. In the merger, Reliant Resources will also assume approximately $1.8 billion of Orion Power's net debt obligations. Orion Power is an independent electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in the newly deregulated wholesale markets throughout North America. Orion Power has 81 power plants currently in operation with a total capacity of 5,644 MW and an additional 2,855 MW in construction and various stages of development. The merger is conditioned upon approval by Orion Power's shareholders and the receipt of certain regulatory approvals including the Federal Trade Commission, the New York Public Service Commission and Federal Energy Regulatory Commission (FERC).

(5)  DISCONTINUED OPERATIONS

     Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of the Company's Latin American segment through sales of its assets. Accordingly, the Company is reporting the results of its Latin American segment as discontinued operations for all periods presented in the Interim Financial Statements in accordance with APB Opinion No. 30. During the three months ended March 31, 2001, the Company recorded an additional loss on disposal of $7 million (after-tax) related to its Latin American segment. No additional loss was recorded during the three months ended June 30, 2001 or September 30, 2001.

(6)  DEPRECIATION AND AMORTIZATION

     The Company's depreciation expense for the quarter and nine months ended September 30, 2000 was $105 million and $291 million, respectively, compared to $107 million and $307 million for the same periods in 2001. Goodwill amortization related to acquisitions was $19 million and $61 million for the quarter and nine months ended September 30, 2000, respectively, compared to $39 million and $81 million for the same periods in 2001. Other amortization expense, including amortization of regulatory assets, was $169 million and $354 million for the quarter and nine months ended September 30, 2000, respectively, compared to $140 million and $318 million for the same periods in 2001. In the third quarter of 2001, the Company accelerated amortization of $19 million of certain regulatory assets related to energy conservation management as required by a Public Utility Commission of Texas (Texas Utility Commission) order dated October 3, 2001.

     In June 1998, the Texas Utility Commission issued an order approving a transition to competition plan (Transition Plan) filed by Reliant Energy HL&P in December 1997. For information regarding the additional depreciation of electric utility generating assets and the redirection of transmission and distribution (T&D) depreciation to generation assets under the Transition Plan, see Note 2(g) to Reliant Energy 10-K Notes. In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (Legislation), which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition beginning on January 1, 2002. The Legislation provides that depreciation expense for T&D related assets may be redirected to generation assets from 1999 through 2001 for regulatory purposes. Because the electric generation operations portion of Reliant Energy HL&P discontinued application of SFAS No. 71 effective June 30, 1999, such operations can no longer record additional or redirected depreciation for financial reporting purposes. However, for regulatory purposes, the Company continues to redirect T&D depreciation to generation assets. As of December 31, 2000 and September 30, 2001, the cumulative amount of redirected depreciation for regulatory purposes was $611 million and $783 million, respectively.

     In 1999, the Company determined that approximately $800 million of Reliant Energy HL&P's electric generation assets were impaired. The Legislation provides for recovery of this impairment through regulated cash flows. Therefore, a regulatory asset was recorded for an amount equal to the impairment in the Company's Consolidated Balance Sheets. The Company amortizes this regulatory asset as it is recovered from regulated cash flows. Amortization expense related to the recoverable impaired plant costs was $135 million and $282 million for the quarter and nine months ended September 30, 2000, respectively, compared to $98 million and $221 million for the same periods in 2001. For additional information regarding redirected and accelerated depreciation, please read Note 12(f).

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                       FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                              SEPTEMBER 30,                SEPTEMBER 30,
                                                              -------------                -------------
                                                           2000           2001           2000          2001
                                                           ----           ----           ----          ----
                                                                             (IN MILLIONS)
Net income attributable to common stockholders ........   $ 389          $ 355          $ 746          $ 934
Other comprehensive income (loss):
  Foreign currency translation adjustments from
    continuing operations .............................      (5)           (79)           (10)           (74)
  Foreign currency translation adjustments from
    discontinued operations ...........................     (10)            --            (33)            --
  Additional minimum non-qualified pension
    liability adjustment ..............................      --             (3)            --             (2)
  Cumulative effect of adoption of SFAS No. 133 .......      --             --             --           (252)
  Net deferred (loss) gain from cash flow hedges ......      --              5             --            383
  Reclassification of net deferred gain from cash
    flow hedges realized in net income ................      --           (127)            --            (44)
  Unrealized (loss) gain on available-for-sale
    securities ........................................      (2)            (3)            --             10
  Reclassification adjustment for impairment loss
    on available-for-sale securities realized in
    net income ........................................       3             --             17             --
                                                          -----          -----          -----          -----
Comprehensive income ..................................   $ 375          $ 148          $ 720          $ 955
                                                          =====          =====          =====          =====

(8)  SHORT-TERM BORROWINGS

     As of September 30, 2001, the Company had credit facilities, which included the facilities of various financing subsidiaries, Reliant Resources, REPGB and RERC Corp., with financial institutions which provide for an aggregate of $8.7 billion in committed credit, of which $4.1 billion was unused. As of September 30, 2001, borrowings of $3.9 billion were outstanding or supported under these credit facilities of which $0.9 billion were classified as long-term debt, based on availability of committed credit with expiration dates exceeding one year and management's intention to maintain these borrowings in excess of one year. Various credit facilities aggregating $2.3 billion may be used for letters of credit of which $0.7 billion were outstanding as of September 30, 2001. Interest rates on borrowings are based on the London interbank offered rate (LIBOR) plus a margin, Euro interbank deposits plus a margin, a base rate or a rate determined through a bidding process. Credit facilities aggregating $3.1 billion are unsecured. The credit facilities contain covenants and requirements that must be met to borrow funds and obtain letters of credit, as applicable. Such covenants are not anticipated to materially restrict the borrowers from borrowing funds or obtaining letters of credit, as applicable, under such facilities. As of September 30, 2001, the borrowers are in compliance with the covenants under all of these credit agreements.

(9)  EARNINGS PER SHARE

     The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                                  FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                          SEPTEMBER 30,                  SEPTEMBER 30,
                                                                          -------------                  -------------
                                                                  2000              2001             2000              2001
                                                                  ----              ----             ----              ----
                                                                                (IN MILLIONS, EXCEPT SHARE AND
                                                                                      PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income from continuing operations .......................   $         396     $         355    $         766     $         879
  Loss from discontinued operations, net of tax ...........              (7)               --              (27)               --
  Loss on disposal of discontinued operations, net
    of tax ................................................              --                --               --                (7)
  Extraordinary item ......................................              --                --                7                --
  Cumulative effect of accounting change, net of tax ......              --                --               --                62
                                                              -------------     -------------    -------------     -------------
  Net income attributable to common stockholders ..........   $         389     $         355    $         746     $         934
                                                              =============     =============    =============     =============
Weighted average shares outstanding .......................     285,183,000       290,318,000      284,170,000       289,143,000
                                                              =============     =============    =============     =============

Basic EPS:
  Income from continuing operations .......................   $        1.38     $        1.22    $        2.68     $        3.04
  Loss from discontinued operations, net of tax ...........           (0.02)               --            (0.09)               --
  Loss on disposal of discontinued operations, net
    of tax ................................................              --                --               --             (0.03)
  Extraordinary item ......................................              --                --             0.03                --
  Cumulative effect of accounting change, net of tax ......              --                --               --              0.22
                                                              -------------     -------------    -------------     -------------
  Net income attributable to common stockholders ..........   $        1.36     $        1.22    $        2.62     $        3.23
                                                              =============     =============    =============     =============

Diluted EPS Calculation:
  Net income attributable to common stockholders ..........   $         389     $         355    $         746     $         934
  Plus: Income impact of assumed conversions:
    Interest on 6-1/4% convertible trust preferred
    securities ............................................              --                --               --                --
                                                              -------------     -------------    -------------     -------------
  Total earnings effect assuming dilution .................   $         389     $         355    $         746     $         934
                                                              =============     =============    =============     =============

Weighted average shares outstanding .......................     285,183,000       290,318,000      284,170,000       289,143,000
  Plus: Incremental shares from assumed conversions
    (1):
    Stock options .........................................       3,595,000         1,147,000        1,837,000         1,942,000
    Restricted stock ......................................         807,000           733,000          807,000           733,000
    6-1/4% convertible trust preferred securities .........          14,000            14,000           14,000            14,000
                                                              -------------     -------------    -------------     -------------
  Weighted average shares assuming dilution ...............     289,599,000       292,212,000      286,828,000       291,832,000
                                                              =============     =============    =============     =============

Diluted EPS:
  Income from continuing operations .......................   $        1.36     $        1.21    $        2.66     $        3.02
  Loss from discontinued operations, net of tax ...........           (0.02)               --            (0.09)               --
  Loss on disposal of discontinued operations, net
    of tax ................................................              --                --               --             (0.03)
  Extraordinary item ......................................              --                --             0.03                --
  Cumulative effect of accounting change, net of tax ......              --                --               --              0.21
                                                              -------------     -------------    -------------     -------------
  Net income attributable to common stockholders ..........   $        1.34     $        1.21    $        2.60     $        3.20
                                                              =============     =============    =============     =============

(1) For the three months ended September 30, 2001, the computation of diluted EPS excludes 2,319,488 purchase options for shares of common stock that have exercise prices (ranging from $31.73 to $50.00 per share) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

     For the nine months ended September 30, 2000 and 2001, the computation of diluted EPS excludes 485,119 and 2,005,338 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $28.72 to $32.22 per share and $39.53 to $50.00 per share for the first nine months of 2000 and 2001, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(10)  CAPITAL STOCK

     Common Stock. Reliant Energy has 700,000,000 authorized shares of common stock. At December 31, 2000, 299,914,791 shares of Reliant Energy common stock were issued and 286,464,709 shares of Reliant Energy common stock were outstanding. At September 30, 2001, 302,533,344 shares of Reliant Energy common stock were issued and 290,723,264 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (8,638,889 and 7,298,389 at December 31, 2000 and September 30, 2001,
respectively) and (b) treasury shares (4,811,193 and 4,511,691 at December 31, 2000 and September 30, 2001, respectively). Reliant Energy declared dividends of $0.375 per share in the third quarter of 2000 and 2001 and $1.125 per share in the first nine months of 2000 and 2001.

     During the nine months ended September 30, 2001, Reliant Energy issued 300,000 shares of Reliant Energy common stock out of its treasury stock. As of September 30, 2001, Reliant Energy was authorized to purchase up to $271 million of Reliant Energy common stock under its stock repurchase program.

(11)  TRUST PREFERRED SECURITIES

(a)  Reliant Energy.

     Statutory business trusts created by Reliant Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):


                                AGGREGATE LIQUIDATION
                                       AMOUNT               DISTRIBUTION       MANDATORY
                                       ------
                             DECEMBER 31,  SEPTEMBER 30,       RATE/        REDEMPTION DATE/     JUNIOR SUBORDINATED
         TRUST                  2000          2001         INTEREST RATE     MATURITY DATE            DEBENTURES
         -----                  ----          ----         -------------     -------------            ----------
REI Trust I                      $375          $375             7.20%           March 2048       7.20% Junior Subordinated
                                                                                                 Debentures due 2048

HL&P Capital Trust I             $250          $250            8.125%           March 2046       8.125% Junior Subordinated
                                                                                                 Deferrable Interest
                                                                                                 Debentures Series A

HL&P Capital Trust II            $100          $100            8.257%         February 2037      8.257% Junior Subordinated
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

(b)  RERC Corp.

     A statutory business trust created by RERC Corp. has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):


                           AGGREGATE LIQUIDATION
         TRUST                     AMOUNT                   DISTRIBUTION       MANDATORY
         -----                     ------
                           DECEMBER 31,    SEPTEMBER 30,      RATE/         REDEMPTION DATE/       JUNIOR SUBORDINATED
                                 2000          2001        INTEREST RATE     MATURITY DATE              DEBENTURES
                                 ----          ----        -------------     -------------              ----------
Resources Trust                    $1            $1             6.25%          June 2026       6.25% Convertible Junior
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

(12)  COMMITMENTS, CONTINGENCIES AND REGULATORY MATTERS

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

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc. (a wholly owned subsidiary of Reliant Resources), Reliant Energy Power Generation, Inc. (a wholly owned subsidiary of Reliant Resources) and several other subsidiaries of Reliant Resources, as well as three officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources (see Note 4(b) to Reliant Energy 10-K Notes), Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at Reliant Resources' own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. In one of the cases, the plaintiffs allege aggregate damages of over $4 billion. Although defendants removed all of these cases to federal court, five of the six cases were remanded back to state court and the parties stipulated to remanding the sixth case.

     In August 2001, plaintiffs and defendants filed petitions to coordinate the remanded state court cases with plaintiffs seeking coordination in San Francisco Superior Court and defendants seeking coordination in San Diego Superior Court. On September 21, 2001, pursuant to a stipulated briefing schedule, defendants served plaintiffs with their joint demurrer, motion to stay and motion to strike, which are premised in part on federal preemption and the filed rate doctrine (the filed rate doctrine bars all claims, both state and federal, that attempt to challenge a rate that a federal agency has reviewed and approved). On October 12, 2001, San Diego Superior Court Judge Janis Sammartino, the judge assigned to hear the coordination petitions, stayed all the actions pending a decision on coordination. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant. Plaintiffs have also voluntarily dismissed RERC Corp. from the one action in which it was named as a defendant. The ultimate outcome of the lawsuits cannot be predicted with any degree of certainty at this time. However, the Company believes, based on its analysis to date of the claims asserted in these lawsuits and the underlying facts, that resolution of these lawsuits will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b)  Environmental Matters.

     Clean Air Standards. The Company has participated in a lawsuit against the Texas Natural Resource Conservation Commission (TNRCC) regarding the limitation of the emission of oxides of nitrogen (NOx) in the Houston area. A settlement of the lawsuit was reached with the TNRCC in the second quarter of 2001 and revised emissions limitations were adopted by the TNRCC in the third quarter of 2001. The revised limitations provide for an increase in allowable NOx emissions, compared to the original TNRCC requirements, through 2004. Further emission reduction requirements may or may not be required through 2007, depending upon the outcome of further investigations of regional air quality issues. To achieve the TNRCC NOx reduction requirements, the Company anticipates investing up to $738 million in capital and other special project expenditures by 2004, and potentially up to an additional $93 million between 2004 and 2007. The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements.

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

     At September 30, 2001, RERC had accrued $17 million for remediation of the Minnesota sites. At September 30, 2001, the estimated range of possible remediation costs was $8 million to $36 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties, if any, and the remediation methods used.

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

     Other Minnesota Matters. At September 30, 2001, RERC had recorded accruals of $4 million (with a maximum estimated exposure of approximately $17 million at September 30, 2001) for other environmental matters in Minnesota for which remediation may be required.

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

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire REMA (see Note 3(a) to Reliant Energy 10-K Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward generating station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of September 30, 2001, REMA has liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of September 30, 2001. The Company expects approximately $13 million will be paid over the next five years.

     REPGB Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of REPGB (see Note 3(b) to Reliant Energy 10-K Notes), REPGB had a $23 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are expected to be fully completed by 2005. As of September 30, 2001, the estimated undiscounted liability for this asbestos abatement and soil remediation was $20 million.

     Other. From time to time, the Company has received notices from regulatory authorities or others regarding its status as a PRP in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named as a defendant in litigation related to such sites and in recent years has been named, along with numerous others, as a defendant in several lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. Most of these claimants have been workers who participated in construction of various industrial facilities, including power plants, and some of the claimants have worked at locations owned by the Company. The Company anticipates that additional claims like those received may be asserted in the future and intends to continue vigorously contesting claims that it does not consider to have merit. Although their ultimate outcome cannot be predicted at this time, the Company does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

(d)  California Wholesale Market Uncertainty.

     Receivables. During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreased net electric imports, structural market flaws including over-reliance on the electric spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the California Public Utilities Commission (CPUC) early in 2001.

     Due to the disparity between wholesale and retail rates, the credit ratings of two of California's public utilities, Pacific Gas and Electric (PG&E) and Southern California Edison Company (SCE), have fallen below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy and therefore cannot directly purchase power from third-party suppliers through the California Independent System Operator (Cal ISO) to serve their short load. Pursuant to emergency legislation enacted by the California Legislature, the California Department of Water Resources (CDWR) has negotiated and purchased power through short- and long-term contracts on behalf of PG&E and SCE to meet their net short loads. However, the CDWR disputes its direct liability for some of the power obtained from third-party suppliers including the Company to serve the utilities' net short load. Also, the CDWR has not been billed by, nor made payments to, the Cal ISO for real-time transactions. The issue of CDWR's liability for amounts supplied to cover the utilities' short load, as well as the issue of the Cal ISO's compliance with certain FERC orders are currently before the FERC. Pursuant to the April 26, 2001 FERC order described below, generators in California are required to offer all their available capacity for sale in the real-time market. These types of sales have thus far been nominal and have not materially increased the Company's receivables balances. However, these sales to the Cal ISO are being made without adequate assurance of a creditworthy counterparty despite numerous FERC orders requiring such. The Company and other parties have filed with the FERC seeking to compel enforcement of these orders and the Cal ISO tariff. On November 7, 2001, the FERC issued an order finding that the Cal ISO is in violation of its tariff and the creditworthiness orders previously issued by the FERC. The FERC ordered the Cal ISO to enforce the creditworthiness requirements in its tariff and to invoice the CDWR within 15 days for the purchases made to meet the net short position of PG&E and SCE. If the Cal ISO does not comply with this order, the FERC stated it would seek an injunction to enforce its creditworthiness orders.

     In addition, certain contracts intended to serve as collateral for sales to the California Power Exchange (Cal PX) were seized by California Governor Gray Davis on February 2 and 5, 2001. The Ninth Circuit Court of Appeals subsequently ruled that Governor Davis' seizure of these contracts was wrongful. The Company has filed a lawsuit, currently pending in California, to require the State of California to compensate it for the seizure of these contracts. If successful in this action, the Company (either directly or through the Cal PX) would realize money from these contracts that could reduce, or perhaps eliminate, the level of receivables due to the Company from the Cal PX. However, the timing and ultimate resolution of these claims is uncertain at this time.

     On September 20, 2001, PG&E filed a Plan of Reorganization and an accompanying disclosure statement with the bankruptcy court. Under this plan, PG&E purports to pay all allowed creditor claims in full, through a combination of cash and long-term notes. Components of the plan will require the approval of the FERC, the SEC and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated it seeks to have this plan confirmed by December 31, 2002.

     On October 5, 2001, a federal district court in California entered a stipulated judgment approving a settlement between SCE and the CPUC in an action brought by SCE regarding the recovery of its wholesale power costs under the filed rate doctrine. Under the stipulated judgment, a rate increase approved earlier this year will remain in place until the earlier of SCE recovering $3.3 billion or December 31, 2002. After that date, the CPUC will review the sufficiency of retail rates through December 31, 2005. The stipulated judgment includes no provision relating to payments to SCE's creditors, although SCE has stated its intention to use the settlement to fund the repayment of its creditors.

     As of December 31, 2000, the Company was owed a total of $282 million by the Cal PX and the Cal ISO. As of September 30, 2001, the Company was owed a total of $338 million by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through September 30, 2001. As of September 30, 2001, the Company had a pre-tax provision of $75 million against receivable balances related to energy sales in the California market, including $36 million recorded in the first nine months of 2001. Management will continue to assess the collectability of these receivables based on further developments affecting the California electricity market and the market participants described herein.

     FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued a number of orders from December 15, 2000, through April 26, 2001 implementing a series of wholesale market reforms. Under these orders, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by the Company for sales in California to the Cal ISO and the Cal PX were identified as being subject to possible refunds. This amount is subject to review and adjustment based on the pending refund proceeding described below. During the second quarter of 2001, the Company accrued refunds of $15 million, $3 million of which had been previously reserved in the first quarter of 2001. See " -- FERC Refunds" below.

     On April 26, 2001, the FERC issued an order replacing the previous price review procedures and establishing a market monitoring and mitigation plan, effective on May 29, 2001, for the California markets. The plan retains a

"breakpoint" approach to price mitigation, for bids in the real-time market during periods when power reserves fall below 7.5% (i.e., Stages 1, 2 and 3 emergencies in the Cal ISO). The Cal ISO is instructed to use data submitted confidentially by gas-fired generators in California and daily indices of natural gas and emissions allowance costs to establish the market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that sellers violating certain conditions on their bids will be subject to increased scrutiny by the FERC, potential refunds and even revocation of their market-based rate authority.

     On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted in its April 26 order, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states (Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming) in addition to California. The proxy market clearing price calculated by the Cal ISO will apply during reserve deficiencies to all sales in the Cal ISO and Western spot markets. In non-emergency hours in California, the maximum price in California and the other Western states will be capped at 85% of the highest Cal ISO hourly market clearing price established during the hours when the last Stage 1 emergency was in effect. Sellers other than marketers will be allowed to bid higher than the maximum prices, but such bids are subject to justification and potential refund. Justification of higher prices is limited to establishing higher actual gas costs than the proxy calculation averages if conditions or natural gas markets change significantly.

     The modified monitoring and mitigation plan went into effect June 20, 2001, and will terminate on September 30, 2002, covering two summer peak seasons, or approximately 16 months. The Company believes that while the mitigation plan will reduce volatility in the market, assuming the credit issues described above are addressed, the Company will nevertheless be able to profitably operate its facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as the Company, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on the Company's operations would be mitigated, in part, by the Company's forward hedging activities. The FERC set July 2, 2001 as the refund effective date for sales subject to the price mitigation plan throughout the West. This means that transactions after that date may be subject to refund if found to be unjust or unreasonable.

     FERC Refunds. The FERC issued an order on July 25, 2001 adopting a refund methodology and initiating an expedited hearing schedule to determine (1) retroactive mitigated prices for each hour from October 2, 2000 through June 20, 2001; (2) the amount owed in refunds by each supplier according to the methodology (these amounts may be in addition to or in place of the refund amounts previously determined under the March 9, 2001 order); and (3) the amount currently owed to each supplier. The amounts of any refunds will be determined by the end of the expedited hearing process, which is scheduled to result in a recommendation to the FERC commissioners by the Administrative Law Judge assigned to the case by March 8, 2002. The Company has not reserved any amounts for potential future refunds under the July 25, 2001 order, nor can it currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is dependent on information that is currently unknown and still subject to review and challenge in the hearing process. Any refunds that are determined in the FERC proceeding will be offset against unpaid amounts owed to the Company for its prior sales.

     Other Investigations. In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California State Senate and the California Office of the Attorney General have separate ongoing investigations into the high prices and their causes. Neither of these investigations has been completed and no findings have been made in connection with either of them. However, adverse findings or rulings could result in punitive legislation, sanctions, fines or even criminal charges against the Company or its employees. The Company is cooperating with both investigations and has produced a substantial amount of information requested in subpoenas issued by each body. The Washington and Oregon attorneys general have also begun similar investigations.

     Legislative Efforts. Since the inception of the California energy crisis, various pieces of legislation have been introduced in the U.S. Congress and the California Legislature addressing several issues related to the increase in wholesale power prices in 2000 and 2001. For example, a bill was introduced in the California Legislature that would have created a "windfall profits" tax on wholesale electricity sales. To date, only a few energy-related bills have passed and the Company does not believe that the legislation that has been enacted to date on these issues will have a material adverse effect on the Company. However, it is possible that legislation could be enacted on either the state or federal level that could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

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

     The Transition Act and related agreements specify that REPGB has a 22.5% share of SEP's assets, liabilities and stranded cost commitments. SEP's stranded cost commitments consisted primarily of various uneconomical or stranded costs investments and long-term gas supply and power contracts entered into prior to the liberalization of the Dutch wholesale electricity market. SEP's primary asset is its ownership interest in the Dutch national grid company, which was sold to the Dutch government on October 25, 2001 for approximately NLG 2.6 billion (approximately $1.1 billion based on an exchange rate of 2.42 NLG per U.S. dollar as of September 30, 2001). Under the Transition Act, REPGB can either assume its 22.5% allocated interest in the contracts or, subject to the terms of the contracts, sell its interests to third parties.

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

     The former shareholders have agreed pursuant to a share purchase agreement to indemnify REPGB for up to NLG 1.9 billion in stranded cost liabilities (approximately $785 million based on an exchange rate of 2.42 NLG per U.S. dollar as of September 30, 2001). The indemnity obligation of the former shareholders and various provincial and municipal entities (including the city of Amsterdam), is secured by a NLG 900 million escrow account (approximately $372 million based on an exchange rate of 2.42 NLG per U.S. dollar as of September 30, 2001). Pursuant to SFAS No. 133, the gas and electric contracts are marked to market. As of September 30, 2001, the Company has recorded a liability of $362 million for its stranded cost gas and electric and district heating commitments. In addition, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government. The estimate of stranded cost liability is based on a number of assumptions, many of which are contingent upon the outcome of future events, such as fuel and energy prices, that are not known at this time. The actual amount of the ultimate stranded cost liability may be greater or smaller depending on the outcome of these assumptions.

     To date, the Company has filed indemnity claims totaling of NLG 95 million (approximately $39 million at an exchange rate of 2.42 NLG per U.S. dollar as of September 30, 2001) for stranded cost liabilities associated with the district heating and gas and electricity contract losses incurred during the first and second quarters of 2001. The former shareholders have so far rejected REPGB's indemnity claims and in response, the Company has initiated arbitration proceedings against the former shareholders. The Company believes that the rejection of its indemnity claims is without merit and intends to vigorously pursue its claims against the former shareholders.

     During the second quarter of 2001, the Company recorded a $51 million pre-tax gain (NLG 125 million) recorded as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in SEP. This gain was based on the Company's evaluation of SEP's financial position and fair value. Pursuant to the purchase agreement of REPGB, as amended, REPGB is entitled to a NLG 125 million (approximately $51 million) dividend from SEP with any remainder owing to the former shareholders.

(f)  Reliant Energy HL&P Rate Matters.

     The Texas Utility Commission issued a final order on October 3, 2001 that establishes the rates that will become effective when retail choice begins in 2002. In this final order, Reliant Energy HL&P is required to reverse the amount of redirected depreciation and accelerated depreciation allowed under the Transition Plan and the Legislation. The Texas Utility Commission determined that the utility had overmitigated its stranded costs. The Company disagrees with certain positions prescribed in the order by the Texas Utility Commission. Motions for Rehearing were filed by the Company with the Texas Utility Commission on October 23, 2001 and the Company will determine future action based on the Texas Utility Commission's response to these motions. Reliant Energy HL&P also filed an amicus brief on September 24, 2001 at the Texas Supreme Court supporting Texas Utilities Company's Petition for Writ of Mandamus challenging these same issues. At September 30, 2001, cumulative redirected depreciation and cumulative accelerated depreciation for regulatory purposes totaled $783 million and approximately $1.1 billion, respectively. Implementing the reversal of redirected depreciation would result in lower rates for the transmission and distribution utility, and the accelerated depreciation being returned through credits over seven years would serve as reductions to the transmission and distribution utility's non-bypassable charges. The annual impact to earnings for the reversal of redirected depreciation would be approximately $36 million after-tax, while the return of accelerated depreciation is not expected to impact earnings. The annual cash flow impact would be approximately $225 million. The credits related to accelerated depreciation will become effective beginning with retail choice. For information regarding redirected depreciation and accelerated depreciation, see Note 4(a) to Reliant Energy 10-K Notes.

(g)  Construction Agency Agreement.

     In April 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. The availability of the commitment is subject to satisfaction of various conditions. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by August 31, 2004, but has generally limited its risk related to construction completion to 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, Reliant Resources must purchase the project or remarket the project on behalf of the special purpose entities. Reliant Resources must guarantee that the Investors will receive at least 89.9% of their investment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), Reliant Resources' subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of up to 85% of the project cost if the proceeds from remarketing are not sufficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period.

(h)  REMA Sale/Leaseback Transactions.

     In August 2000, the Company entered into separate sale/leaseback transactions with each of the three owner-lessors for the Company's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, acquired in the REMA acquisition. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of September 30, 2001, REMA had $143 million of restricted funds that are available for REMA's working capital needs and to make future lease payments, including a lease payment of $55 million in January 2002. For additional discussion of these lease transactions, please read Note 3(a) and 14(c) to Reliant Energy 10-K Notes.

(13) INITIAL PUBLIC OFFERING OF RELIANT RESOURCES

     On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in an initial public offering (Offering) in connection with the Company's business separation plan. In May 2001, Reliant Resources completed its initial public offering of
59.8 million shares of its common stock and received net proceeds of $1.7 billion. Pursuant to the terms of the master separation agreement, Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of net proceeds to increase its working capital. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within twelve months of the Offering (Distribution). As a result of the Offering, the Company recorded directly into stockholders' equity as a component of common stock a $509 million gain on the sale of its subsidiary's stock. For additional information regarding the Company's business separation plan, see Note 4(b) to Reliant Energy 10-K Notes. The Reliant Resources common stock issued in the Offering has been reflected as minority interest in consolidated subsidiaries in the Company's Consolidated Balance Sheet as of September 30, 2001.

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

     During the third quarter of 2001, Reliant Resources purchased 1,000,000 shares of its common stock at an average price of $20.42 per share, or an aggregate purchase price of $20.4 million. These shares were purchased in anticipation of funding benefit plan obligations of Reliant Resources expected to be funded prior to the Distribution. The master separation agreement between Reliant Resources and Reliant Energy restricts the ability of Reliant Resources to issue shares of its common stock prior to the separation of the two companies without the prior consent of Reliant Energy.

     On September 18, 2001, Reliant Resources' Board of Directors authorized Reliant Resources to purchase up to 10 million additional shares of its common stock through February 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors.

(14) BENEFIT CURTAILMENT AND ENHANCEMENT CHARGE

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

     Effective March 1, 2001, the Company no longer accrues benefits under a noncontributory pension plan for its domestic non-union employees of Reliant Resources and Reliant Energy Tegco, Inc. (Resources Participants). Effective March 1, 2001, each non-union Resources Participant's unvested pension account balance became fully vested and a one-time benefit enhancement was provided to some qualifying participants. During the first quarter of 2001, the Company incurred a charge to earnings of $84 million (pre-tax) for a one-time benefit enhancement and a gain of $23 million (pre-tax) related to the curtailment of Reliant Energy's pension plan.

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

(15)  REPORTABLE SEGMENTS

     The Company's determination of reportable segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company has identified the following reportable segments: Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy, Retail Energy and Other Operations. Prior to July 1, 2001, Retail Energy has been reported in the Other Operations segment. Reportable segments from previous interim periods and the prior year have been restated to conform to the current presentation. Retail Energy provides energy products and services to end-use customers, ranging from residential and small commercial customers to large commercial, institutional and industrial customers. For descriptions of the other reporting segments, see
Note 1 to Reliant Energy 10-K Notes. Financial data for the business segments are as follows:

                                                                                          AS OF
                                                                                       DECEMBER 31,
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000           2000
                                  ---------------------------------------------           ----
                                                       NET
                                 REVENUES FROM     INTERSEGMENT        OPERATING
                                 NON-AFFILIATES      REVENUES        INCOME (LOSS)     TOTAL ASSETS
                                 --------------      --------        -------------     ------------
                                                           (IN MILLIONS)
Electric Operations ..........      $  1,827         $     --          $    500          $ 10,691
Natural Gas Distribution .....           863                7               (42)            4,547
Pipelines and Gathering ......            42               51                33             2,358
Wholesale Energy .............         6,622              112               314            10,866
European Energy ..............           129               --                15             2,521
Retail Energy ................            15                6               (19)              151
Other Operations .............             4               --               (25)            1,482
Discontinued Operations (1) ..            --               --                --               195
Reconciling Elimination ......            --             (176)               --            (1,112)
                                    --------         --------          --------          --------
Consolidated .................      $  9,502         $     --          $    776          $ 31,699
                                    ========         ======            ========          ========

                               FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000
                               --------------------------------------------
                                                   NET
                               REVENUES FROM   INTERSEGMENT      OPERATING
                              NON-AFFILIATES     REVENUES       INCOME (LOSS)
                              --------------     --------       -------------
                                              (IN MILLIONS)
Electric Operations ........     $ 4,195         $    --          $ 1,027
Natural Gas Distribution ...       2,690              24               51
Pipelines and Gathering ....         128             146               99
Wholesale Energy ...........      11,990             352              464
European Energy ............         415              --               72
Retail Energy ..............          42              17              (40)
Other Operations ...........          10              --              (42)
Reconciling Elimination ....          --            (539)              --
                                 -------         -------          -------
Consolidated ...............     $19,470         $    --          $ 1,631
                                 =======         =======          =======

                                                                                          AS OF
                                                                                       SEPTEMBER 30,
                                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001            2001
                                  ---------------------------------------------            ----
                                                       NET
                                  REVENUES FROM    INTERSEGMENT       OPERATING           TOTAL
                                 NON-AFFILIATES      REVENUES        INCOME (LOSS)        ASSETS
                                 --------------      --------        -------------        ------
                                                           (IN MILLIONS)
Electric Operations ..........      $  1,608         $     --          $    436          $ 10,950
Natural Gas Distribution .....           602                6               (25)            3,630
Pipelines and Gathering ......            52               40                34             2,334
Wholesale Energy .............         9,934               96               399            10,313
European Energy ..............           275               --                (5)            3,451
Retail Energy ................            35               17                (7)              256
Other Operations .............             4                1               (53)            1,301
Discontinued Operations (1) ..            --               --                --               118
Reconciling Elimination ......            --             (160)               --            (1,017)
                                    --------         --------          --------          --------
Consolidated .................      $ 12,510         $     --          $    779          $ 31,336
                                    ========         ========          ========          ========

                              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                              --------------------------------------------
                                                   NET
                              REVENUES FROM   INTERSEGMENT      OPERATING
                             NON-AFFILIATES     REVENUES       INCOME (LOSS)
                             --------------   ------------     -------------
                                              (IN MILLIONS)
Electric Operations .......      $ 4,521         $    --          $   964
Natural Gas Distribution ..        3,727              92               62
Pipelines and Gathering ...          177             141              106
Wholesale Energy ..........       28,470             530              907
European Energy ...........          799              --               23
Retail Energy .............           74              41              (13)
Other Operations ..........           13               1             (201)
Reconciling Elimination ...           --            (805)              --
                                 -------         -------          -------
Consolidated ..............      $37,781         $    --          $ 1,848
                                 =======         =======          =======

(1) Effective December 1, 2000, Reliant Energy's Board of Directors approved a plan to dispose of its Latin American segment, through sales of its assets. For more information regarding the Company's discontinued operations, see
     Note 5.

     Reconciliation of Operating Income to Net Income Attributable to Common
Stockholders:

                                                                THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                    SEPTEMBER 30,
                                                                   -------------                    -------------
                                                              2000             2001             2000            2001
                                                              ----             ----             ----            ----
                                                                                   (IN MILLIONS)
Operating Income ........................................   $   776          $   779          $ 1,631          $ 1,848
Other Expense ...........................................      (158)            (175)            (478)            (427)
Income Tax Expense ......................................      (222)            (249)            (387)            (542)
Loss from Discontinued Operations, net of tax ...........        (7)              --              (27)              --
Loss on Disposal of Discontinued Operations, net
  of tax ................................................        --               --               --               (7)
Extraordinary Item ......................................        --               --                7               --
Cumulative Effect of Accounting Change, net of tax ......        --               --               --               62
                                                            -------          -------          -------          -------
Net Income Attributable to Common Stockholders ..........   $   389          $   355          $   746          $   934
                                                            =======          =======          =======          =======

(16) RELIANT ENERGY COMMUNICATIONS

     During the third quarter of 2001, management decided to exit the Company's Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider and owns network operations centers and managed data centers in Houston and Austin. Consequently, the Company determined the goodwill associated with the Communications business was impaired. The Company recorded $33 million of pre-tax disposal charges in the third quarter of 2001. These charges included the write-off of goodwill of $19 million and fixed asset write-downs, severance reserves and other incremental costs associated with exiting the Communications business, totaling $14 million.

(17) SUBSEQUENT EVENTS

(a)  Securitization Financing.

     On October 24, 2001, Reliant Energy Transition Bond Company LLC (Bond Company), a Delaware limited liability company and direct wholly owned subsidiary of Reliant Energy, issued $749 million aggregate principal amount of its Series 2001-1 Transition Bonds pursuant to a financing order of the Texas Utility Commission. Classes of the bonds mature on September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015, and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. Net proceeds to the Bond Company from the issuance were $738 million. The Bond Company paid Reliant Energy $738 million for all of Reliant Energy's interest in the financing order. The Company used the net proceeds for general corporate purposes, including the repayment of indebtedness.

     The Transition Bonds are secured primarily by the "transition property," which includes the irrevocable right to recover, through nonbypassable transition charges payable by certain retail electric customers, the qualified costs of Reliant Energy authorized by the financing order of the Texas Utility Commission. The holders of the Bond Company's bonds have no recourse to any assets or revenues of Reliant Energy, and the creditors of Reliant Energy have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Bond Company. Reliant Energy has no payment obligations with respect to the Transition Bonds except to remit collections of transition charges as set forth in a servicing agreement between Reliant Energy and the Bond Company and in an intercreditor agreement among Reliant Energy, the Bond Company and other parties.

(b)  Purchase of Treasury Stock by Subsidiary.

     From October 1, 2001 through November 8, 2001, Reliant Resources purchased 7,628,200 shares of its common stock at an average price of $16.69 per share, or an aggregate purchase price of $127 million. These shares were purchased pursuant to Reliant Resources' Board of Directors authorization as discussed in
Note 13.

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

     As a result, the Original Interim Financial Statements and related disclosures as of September 30, 2001 and for the three and nine months ended September 30, 2001 have been restated from amounts previously reported. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Notes to Interim Financial Statements.

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

     In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity and capital resources. Our financial reporting segments include Electric Operations, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy, Retail Energy and Other Operations. Historically, Retail Energy has been reported in the Other Operations segment. For segment reporting information, please read Note 15 to our Interim Financial Statements.

     Effective December 1, 2000, our Board of Directors approved a plan to dispose of our Latin American business segment and sell its assets. Accordingly, we are reporting the results of our Latin American business segment as discontinued operations for all periods presented in our Interim Financial Statements in accordance with Accounting Principles Board Opinion No. 30 (APB Opinion No. 30). For additional information regarding the disposal of our Latin American business segment, please read Note 19 to Reliant Energy 10-K Notes.

     In 2000, we submitted a business separation plan to the Texas Utility Commission that was later amended during the year to restructure our businesses into two separate publicly traded companies in order to separate our unregulated businesses from our regulated businesses. In December 2000, the plan was substantially approved by the Texas Utility Commission in its entirety and a final order was issued on April 10, 2001. For additional information regarding our business separation plan, please read Note 4(b) to Reliant Energy 10-K Notes. Reliant Energy filed an amendment to its business separation plan with the Texas Utility Commission on October 15, 2001 to delay full implementation of the restructuring until all regulatory approvals have been received.

     As part of the separation, Reliant Energy will undergo a restructuring of its corporate organization to achieve a new holding company structure. The new holding company will hold our regulated businesses and will be named CenterPoint Energy, Inc. In connection with the formation of the new holding company, the Company has filed an application with the SEC requesting an exemption from the registration requirements of the Public Utility Holding Company Act of 1935 (1935 Act). The restructuring will require approval of the SEC, certain of the affected state commissions and the Nuclear Regulatory Commission. On October 22, 2001, the Board of Directors of Reliant Energy announced that a special meeting of shareholders of Reliant Energy will be held on December 17, 2001. At the special meeting, shareholders of record as of the close of business on November 1, 2001 will be asked to approve the merger whereby CenterPoint Energy, Inc. will become the new holding company. Reliant Energy expects to begin mailing a joint proxy statement/prospectus relating to the special meeting to its shareholders on or about November 12, 2001.

     In order to satisfy requirements for maintaining the exemption from the registration requirements of the 1935 Act, Reliant Energy expects to separate its three gas distribution divisions into three separate corporate entities within two years of the SEC's exemption order. The separation of these businesses will require additional regulatory approvals from the state utility regulators in five of the six states where the Company currently operates gas distribution businesses and may require waivers, consents and/or modifications to certain RERC agreements, including credit facilities and other financing arrangements.

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

     In September 2001, we announced that we are evaluating strategic alternatives for our European Energy segment, including the possible sale, in order to pursue business opportunities that are more in line with our domestic wholesale energy strategies.

     During the third quarter of 2001, management decided to exit our Communications business which serves as a facility-based competitive local exchange carrier and Internet services provider and owns network operations centers and managed data centers in Houston and Austin. For additional information about our Communications business, please read Note 16 to our Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                       SEPTEMBER 30,
                                                                   -------------                       -------------
                                                              2000              2001              2000              2001
                                                              ----              ----              ----              ----
                                                                         (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ................................................   $  9,502          $ 12,510          $ 19,470          $ 37,781
Operating Expenses ......................................     (8,726)          (11,731)          (17,839)          (35,933)
                                                            --------          --------          --------          --------
Operating Income ........................................        776               779             1,631             1,848
Income from Equity Investments in Unconsolidated
  Subsidiaries ..........................................         27                 2                33                66
Interest Expense ........................................       (186)             (138)             (533)             (466)
Distribution on Trust Preferred Securities ..............        (14)              (14)              (40)              (42)
Minority Interest .......................................         --               (42)                1               (76)
Other Income ............................................         15                17                61                91
Income Tax Expense ......................................       (222)             (249)             (387)             (542)
Loss from Discontinued Operations, net of tax ...........         (7)               --               (27)               --
Loss on Disposal of Discontinued Operations, net
  of tax ................................................         --                --                --                (7)
Extraordinary Item ......................................         --                --                 7                --
Cumulative Effect of Accounting Change, net of tax ......         --                --                --                62
                                                            --------          --------          --------          --------
Net Income Attributable to Common Stockholders ..........   $    389          $    355          $    746          $    934
                                                            ========          ========          ========          ========
Basic Earnings Per Share ................................   $   1.36          $   1.22          $   2.62          $   3.23
Diluted Earnings Per Share ..............................   $   1.34          $   1.21          $   2.60          $   3.20

Three months ended September 30, 2000 compared to three months ended September 30, 2001

     We reported consolidated net income of $389 million ($1.34 per diluted share) for the three months ended September 30, 2000 compared to $355 million ($1.21 per diluted share) for the three months ended September 30, 2001. The 2000 results include a $7 million after-tax loss from discontinued operations in Latin America. The 2001 results include a $22 million after-tax charge, including the effect of minority interest, for the disposal of our Communications business.

     Our consolidated net income, after adjusting for the items described above, was $396 million ($1.37 per diluted share) for the three months ended September 30, 2000 compared to $377 million ($1.29 per diluted share) for the three months ended September 30, 2001. The decrease in adjusted net income was primarily due to decreased revenues from reduced customer usage due to milder weather in our Electric Operations segment, partially offset by increased earnings from our Wholesale Energy segment and decreased interest expense.

     For an explanation of changes in operating income for the third quarter of 2000 versus 2001, see the discussion below of operating income (loss) by segment.

     Equity income from unconsolidated subsidiaries decreased by $25 million during the third quarter of 2001 compared to 2000 primarily due to decreased earnings from unconsolidated subsidiaries of our Wholesale Energy segment due to decreased power prices in the three months ended September 30, 2001 compared to the same period in 2000.

     We incurred charges for interest expense and distribution on trust preferred securities of $200 million and $152 million for the third quarters of 2000 and 2001, respectively. The decrease resulted from a combination of lower levels of both short-term borrowings and long-term debt and lower interest rates in the third quarter of 2001 compared to the same period in 2000. During 2001, short-term borrowings decreased primarily from the reduction in commercial paper with the proceeds from the Reliant Resources Offering.

     Other income includes an additional impairment loss of $4 million pre-tax on marketable equity securities classified as "available-for-sale" recorded during the three months ended September 30, 2000.

     During the third quarter of 2001, we recorded minority interest expense of $42 million primarily related to the minority interest in Reliant Resources.

     The effective tax rate for the third quarter of 2000 and 2001 was 36% and 41%, respectively. The increase in effective tax rate was primarily a result of decreased earnings of REPGB, increased state income taxes and the write-off of goodwill associated with our Communications business. In 2001 and prior years, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of the Dutch tax holiday related to the Dutch electricity industry. In 2002, all of European Energy's earnings in the Netherlands will be subject to the standard Dutch corporate income tax rate, which is currently 35%.

Nine months ended September 30, 2000 compared to nine months ended September 30, 2001

     We reported consolidated net income of $746 million ($2.60 per diluted share) for the nine months ended September 30, 2000 compared to $934 million ($3.20 per diluted share) for the nine months ended September 30, 2001. The 2000 results include a $27 million after-tax loss from discontinued operations in Latin America and an extraordinary gain of $7 million related to the early extinguishment of long-term debt. The 2001 results reflect a $7 million after-tax loss on the disposal of discontinued operations in Latin America, a $62 million after-tax cumulative effect of an accounting change from the adoption of SFAS No. 133, a $65 million after-tax non-cash charge relating to the redesign of the company's benefit plans for employees of our unregulated businesses and a $33 million after-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, the coordinating body for the Dutch electricity generating sector, offset by related minority interest of $6 million and a $28 million after-tax charge for the disposal of our Communications business offset by related minority interest of $6 million.

     Our consolidated net income, after adjusting for the items described above, was $765 million ($2.67 per diluted share) for the first nine months of 2000 compared to $941 million ($3.23 per diluted share) for the first nine months of 2001. The increase in adjusted earnings for this period was largely driven by improved performance from our Wholesale Energy segment, partially offset by a decline in operating results from our Electric Operations and European Energy segments. A decline in interest expense also contributed to the increase in net income.

     For information regarding the adoption of SFAS No. 133, the discontinuance of our Latin American segment, the gain related to the preacquisition contingency, the benefit charge incurred in the first quarter of 2001 and the Communications business disposal charge, see Notes 3, 5, 12(e), 14 and 16 to our Interim Financial Statements.

     For an explanation of changes in operating income for the first nine months of 2000 versus 2001, see the discussion below of operating income (loss) by segment.

     Equity income from unconsolidated subsidiaries increased by $33 million during the first nine months of 2001 compared to 2000 primarily due to the pre-tax gain of $51 million ($33 million after-tax) related to a preacquisition contingency recorded by our European Energy segment, as discussed above. Our Wholesale Energy segment reported income from equity investments for the nine months ended September 30, 2000 of $33 million compared to $15 million in the same period in 2001 primarily due to decreased earnings from unconsolidated subsidiaries as a result of a plant outage at one of our equity investments and decreased power prices in the nine months ended September 30, 2001 compared to the same period in 2000.

     We incurred charges for interest expense and distribution on trust preferred securities of $573 million and $508 million for the first nine months of 2000 and 2001, respectively. The decrease resulted from a combination of lower levels of both short-term borrowings and long-term debt and lower interest rates in the first nine months of 2001 compared to the same period in 2000. During 2001, short-term borrowings decreased primarily from the reduction in commercial paper with the proceeds from the Reliant Resources Offering.

     Other income increased by $30 million during the first nine months of 2001 compared to 2000 primarily due to increased interest income from our Electric Operations and Wholesale Energy segments and a pre-tax impairment loss of $27 million recorded in 2000 related to certain marketable securities, partially offset by a $15 million gain related to the sale of a development-stage project in 2000 and a federal tax refund in 2000. For additional information regarding our investment equity securities noted above, see Note 2(l) to Reliant Energy 10-K Notes.

     During the nine months ended September 30, 2001, we recorded minority interest expense of $76 million primarily related to the minority interest in Reliant Resources.

     The effective tax rate for the first nine months of 2000 and 2001 was 34% and 38%, respectively. The increase in the effective tax rate was primarily due to the same factors as discussed above in the quarterly results of operations.

     As discussed in Note 12(e) to our Interim Financial Statements, the Transition Act allocated to the Dutch generation sector, including REPGB, financial responsibility for SEP's obligations to purchase electricity and gas under a gas supply contract and three electricity contracts. As a result of the above, we recorded an out-of-market, net stranded cost liability of $138 million and a related deferred tax asset of $48 million at September 30, 2001 for our statutorily allocated share of these gas supply and electricity contracts. We believe that the costs incurred by REPGB subsequent to the tax holiday ending in 2001 related to these contracts will be deductible for Dutch tax purposes. However, due to the uncertainties related to the deductibility of these costs, we have recorded a reserve in other liabilities in our Interim Financial Statements of $48 million as of September 30, 2001.

                    RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     The table below shows operating income (loss) by segment:

                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                       SEPTEMBER 30,                     SEPTEMBER 30,
                                       -------------                     -------------
                                   2000             2001             2000            2001
                                   ----             ----             ----            ----
                                                        (IN MILLIONS)
Electric Operations ..........   $   500          $   436          $ 1,027          $   964
Natural Gas Distribution .....       (42)             (25)              51               62
Pipelines and Gathering ......        33               34               99              106
Wholesale Energy .............       314              399              464              907
European Energy ..............        15               (5)              72               23
Retail Energy ................       (19)              (7)             (40)             (13)
Other Operations .............       (25)             (53)             (42)            (201)
                                 -------          -------          -------          -------
      Total Consolidated .....   $   776          $   779          $ 1,631          $ 1,848
                                 =======          =======          =======          =======

ELECTRIC OPERATIONS

     Our Electric Operations segment conducts operations under the name "Reliant Energy HL&P," an unincorporated division of Reliant Energy. Our Electric Operations segment generates, purchases, transmits and distributes electricity to approximately 1.7 million customers in a 5,000 square mile area on the Texas Gulf Coast, including Houston, Texas. For information on other developments, factors and trends that may have an impact on the future earnings of our Electric Operations segment, please read Note 12(f) to our Interim Financial Statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Electric Operations".

                                                          THREE MONTHS ENDED              NINE MONTHS ENDED
                                                             SEPTEMBER 30,                  SEPTEMBER 30,
                                                             -------------                  -------------
                                                         2000            2001           2000             2001
                                                         ----            ----           ----             ----
                                                                           (IN MILLIONS)
Operating Revenues:
  Base Revenues ....................................   $ 1,041         $   981         $ 2,477         $ 2,414
  Reconcilable Fuel Revenues .......................       786             627           1,718           2,107
                                                       -------         -------         -------         -------
    Total Operating Revenues .......................     1,827           1,608           4,195           4,521
                                                       -------         -------         -------         -------
Operating Expenses:
  Fuel and Purchased Power .........................       804             641           1,763           2,148
  Operation and Maintenance ........................       230             255             696             727
  Depreciation and Amortization ....................       177             161             420             369
  Other Operating Expenses .........................       116             115             289             313
                                                       -------         -------         -------         -------
    Total Operating Expenses .......................     1,327           1,172           3,168           3,557
                                                       -------         -------         -------         -------
Operating Income ...................................   $   500         $   436         $ 1,027         $   964
                                                       =======         =======         =======         =======

Electric Sales Including Unbilled (in GWh(1)):
  Residential ......................................     8,534           7,710          17,967          17,445
  Commercial .......................................     5,291           5,232          13,526          13,741
  Industrial .......................................     6,847           6,539          21,132          21,047
  Industrial - Interruptible .......................     1,550           1,369           4,232           2,806
  Other ............................................       381              99           1,407             777
                                                       -------         -------         -------         -------
  Total Sales Including Unbilled ...................    22,603          20,949          58,264          55,816
                                                       =======         =======         =======         =======
Average Cost of Fuel (in Cents/MMBtu (2)) ..........     288.8           233.3           254.1           269.0

(1)  Gigawatt hours

(2)  Million British thermal units

     Our Electric Operations segment's operating income for the three months ended September 30, 2001 decreased $64 million compared to the three months ended September 30, 2000. The decrease was primarily due to decreased revenues from reduced customer usage related to milder weather, customer conservation and reduced rates for certain governmental agencies as mandated by Texas electric deregulation legislation, and higher transmission cost of service expense. These decreases were partially offset by lower amortization expense.

     Our Electric Operations segment's operating income for the nine months ended September 30, 2001 decreased $63 million compared to the nine months ended September 30, 2000. The decrease was primarily due to decreased revenues from reduced customer usage related to milder weather, reduced rates for certain governmental agencies as mandated by Texas deregulation legislation, increased tax expenses and higher benefit expenses, partially offset by lower amortization expense and increased customer growth.

     Base revenues decreased $60 million and $63 million for the quarter and nine months ended September 30, 2001, respectively, primarily due to milder weather compared to the prior year and a reduction in revenues due to reduced rates for certain governmental agencies as mandated by Texas deregulation legislation. In addition, during the third quarter of 2001 compared to the same period in 2000, revenues declined due to decreased customer usage.

     Reconcilable fuel revenues and fuel and purchased power expenses for the quarter ended September 30, 2001 decreased as a result of a decrease in the price of natural gas ($4.40 and $3.32 per MMBtu in the third quarters of 2000 and 2001, respectively). Reconcilable fuel revenues and fuel and purchased power expenses for the nine months ended September 30, 2001 increased as a result of purchased power volumes and an increase in the price of natural gas ($3.71 and $4.52 per MMBtu for the first nine months of 2000 and 2001, respectively).

     Operation and maintenance expenses and other operating expenses for the quarter ended September 30, 2001 increased by $25 million and decreased by $1 million, respectively, when compared to the same period in 2000. The increase in operation and maintenance expenses is largely due to higher benefit costs and transmission cost of service expense.

     Operation and maintenance expenses and other operating expenses for the first nine months of 2001 increased by $31 million and $24 million, respectively, when compared to the same period in 2000. The increase in operation and maintenance expense is primarily due to higher benefit costs partially offset by decreased legal fees. The increase in other operating expenses is primarily due to an increase in franchise tax requirements resulting from increased revenues.

     Depreciation and amortization expense for the quarter and nine months ended September 30, 2001 decreased $16 million and $51 million, respectively, compared to the same periods in 2000. The decrease for the quarter was primarily due to a decrease in amortization of the book impairment regulatory asset recorded in June 1999, partially offset by accelerated amortization of certain regulatory assets related to energy conservation management as required by the Texas Utility Commission. The decrease for the nine months was primarily due to a decrease in amortization of the book impairment regulatory asset recorded in June 1999 and decreased amortization expense due to regulatory assets related to cancelled projects being fully amortized in June 2000 partially offset by accelerated amortization of certain regulatory assets related to energy conservation management as required by the Texas Utility Commission. For information regarding items that affect depreciation and amortization expense of Electric Operations pursuant to the Legislation and the Transition Plan, see Notes 2(g) and 4(a) to Reliant Energy 10-K Notes and Note 6 to our Interim Financial Statements.

NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution segment's operations consist of intrastate natural gas sales to, and natural gas transportation for residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail marketing of natural gas.

                                             THREE MONTHS ENDED              NINE MONTHS ENDED
                                                SEPTEMBER 30,                  SEPTEMBER 30,
                                                -------------                  -------------
                                            2000            2001            2000            2001
                                            ----            ----            ----            ----
                                                              (IN MILLIONS)
Operating Revenues .....................   $  870          $  608          $2,714         $3,819
Operating Expenses:
  Natural Gas ..........................      705             437           2,085          3,139
  Operation and Maintenance ............      149             139             399            420
  Depreciation and Amortization ........       38              37             111            110
  Other Operating Expenses .............       20              20              68             88
                                           ------          ------          ------         ------
    Total Operating Expenses ...........      912             633           2,663          3,757
                                           ------          ------          ------         ------
Operating (Loss) Income ................   $  (42)         $  (25)         $   51         $   62
                                           ======          ======          ======         ======

Throughput Data (in Bcf (1)):
  Residential and Commercial Sales .....       34              36             194            225
  Industrial Sales .....................       12              13              50             36
  Transportation .......................       11              10              38             36
  Retail ...............................      130             100             411            339
                                           ------          ------          ------         ------
    Total Throughput ...................      187             159             693            636
                                           ======          ======          ======         ======

(1)  Billion cubic feet.

     Our Natural Gas Distribution segment's operating loss decreased $17 million and operating income increased $11 million for the quarter and nine months ended September 30, 2001, respectively, as compared to the same periods in 2000. Operating results for 2000 reflect expenses incurred in connection with exiting certain non-rate regulated natural gas business activities outside our established market areas. Increases in employee benefits and bad debt expenses during the third quarter of 2001 were partially offset by increased customer usage. The increase in income for the first nine months in 2001 compared to the same period in 2000 is primarily due to the expenses reflected in 2000 as noted above and improved margins from colder weather and increased customer growth and usage, partially offset by increased bad debt expense in addition to changes in estimates of unbilled revenues and recoverability of deferred gas accounts and other items.

PIPELINES AND GATHERING

     Our Pipelines and Gathering segment operates two interstate natural gas pipelines and provides gathering and pipeline services.

                                         THREE MONTHS ENDED             NINE MONTHS ENDED
                                            SEPTEMBER 30,                 SEPTEMBER 30,
                                            -------------                 -------------
                                         2000           2001           2000           2001
                                         ----           ----           ----           ----
                                                          (IN MILLIONS)
Operating Revenues ..................   $  93          $  92          $ 274          $ 318
Operating Expenses:
  Natural Gas .......................      19              7             50             65
  Operation and Maintenance .........      22             31             71             90
  Depreciation and Amortization .....      14             15             42             44
  Other Operating Expenses ..........       5              5             12             13
                                        -----          -----          -----          -----
    Total Operating Expenses ........      60             58            175            212
                                        -----          -----          -----          -----
Operating Income ....................   $  33          $  34          $  99          $ 106
                                        =====          =====          =====          =====

Throughput Data (in MMBtu):
  Natural Gas Sales .................       4              2             11             11
  Transportation ....................     181            174            651            613
  Gathering .........................      72             76            213            223
  Elimination (1) ...................      (3)            (1)            (9)            (2)
                                        -----          -----          -----          -----
Total Throughput ....................     254            251            866            845
                                        =====          =====          =====          =====


(1)  Elimination of volumes both transported and sold.

     Our Pipelines and Gathering segment's operating income for the quarter and nine months ended September 30, 2001 increased $1 million and $7 million, respectively, compared to the same periods in 2000. Increased operating margins (revenues less natural gas costs) for our gas gathering business were partially offset by costs related to a pipeline rate case which began in the third quarter of 2001 and other operating expenses. Improved operating margins from both the pipelines and gas gathering businesses, partially offset by increased operating expenses, contributed to the increase for the first nine months of 2001.

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

                                              THREE MONTHS ENDED             NINE MONTHS ENDED
                                                 SEPTEMBER 30,                  SEPTEMBER 30,
                                                 -------------                  -------------
                                              2000           2001            2000            2001
                                              ----           ----            ----            ----
                                                                 (IN MILLIONS)
Operating Revenues ......................   $ 6,734         $10,030         $12,342         $29,000
Operating Expenses:
  Fuel and Cost of Gas Sold .............     2,698           3,117           6,061          13,030
  Purchased Power .......................     3,575           6,326           5,506          14,527
  Operation and Maintenance .............        98             155             231             434
  Depreciation and Amortization .........        45              28              70              90
  Other Operating Expenses ..............         4               5              10              12
                                            -------         -------         -------         -------
    Total Operating Expenses ............     6,420           9,631          11,878          28,093
                                            -------         -------         -------         -------
Operating Income ........................   $   314         $   399         $   464         $   907
                                            =======         =======         =======         =======

Operations Data:
  Electricity Wholesale Power Sales
    (in MMWH (1)) .......................        68             108             132             270
  Natural Gas Sales (in Bcf) ............       625           1,097           1,707           2,723

(1)  Million megawatt hours.

     Our Wholesale Energy segment's operating income increased $85 million for the third quarter of 2001 compared to the same period in 2000. The increase was primarily due to increased gross margins (revenues less fuel and cost of gas sold and purchased power), partially offset by increased operation and maintenance expenses from facilities in the West and Mid-Atlantic regions, higher legal and regulatory expenses related to Western markets and higher general and administrative expenses to support expanded commercial activities and operations. These costs were partially offset by decreased amortization expense related to air emissions regulatory allowances.

     Our Wholesale Energy segment's operating revenues increased $3.3 billion for the third quarter of 2001 compared to the same period in 2000. The increased revenues during the third quarter of 2001 compared to the same period in 2000 were primarily due to increased volumes for natural gas and power sales partially offset by decreased prices for natural gas sales. Our Wholesale Energy segment's fuel and gas costs and purchased power increased $3.2 billion in the third quarter of 2001 compared to the same period in 2000 primarily due to the same reasons as the increase in revenues. Operation and maintenance expenses for our Wholesale Energy segment increased $57 million in the third quarter of 2001 compared to the same period in 2000, primarily due to costs associated with the operation and maintenance of generating plants in the West region, higher lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions that were entered into in August 2000, higher administrative costs to support growing wholesale commercial activities and operations and higher legal and regulatory expenses related to Western markets, partially offset by decreased development expenses. The higher lease expense associated with the Mid-Atlantic generating facilities was offset by lower interest expense in the consolidated results of operations in the third quarter of 2001 compared to the same period in 2000. Depreciation and amortization expense for the third quarter of 2001 compared to the same period in 2000 decreased by $17 million primarily due to changes in expense related to the amortization of our air emissions regulatory allowances, primarily in California.

     Our Wholesale Energy segment's operating income increased $443 million for the first nine months of 2001 compared to the same period in 2000. The increase was primarily due to increased gross margins. Gross margins for our Wholesale Energy segment increased by $668 million primarily due to increased revenues from energy and ancillary services, increased volumes and higher margins from its trading and marketing activities and the addition of our Mid-Atlantic assets and strong commercial and operational performance in other regions. These results were partially offset by higher operation and maintenance expenses from facilities in the West and Mid-Atlantic regions, increased depreciation and amortization expense, and a $36 million provision and a $12 million net write-off against receivable balances related to energy sales in the West region.

     Our Wholesale Energy segment's operating revenues increased $16.7 billion for the first nine months of 2001 compared to the same period in 2000. The increased revenues were primarily due to increased volumes for natural gas and power sales and to a lesser extent increased prices for natural gas and power sales. Our Wholesale Energy segment's fuel and gas costs and purchased power increased $16 billion in the first nine months of 2001 compared to the same period in 2000. Increased fuel and gas costs and purchased power were primarily due to increased purchased volumes for natural gas and power sales and to a lesser extent increases in plant output and increased prices for natural gas and power purchases. Operation and maintenance expenses for our Wholesale Energy segment increased $203 million in the first nine months of 2001 compared to the same period in 2000, primarily due to costs associated with the operation and maintenance of generating plants from facilities in the West and Mid-Atlantic regions, higher lease expense associated with the Mid-Atlantic generating facilities' sale/leaseback transactions and due to the other reasons for the increase in the third quarter of 2001, as discussed above. The higher lease expense associated with the Mid-Atlantic generating facilities was offset by lower interest expense in the consolidated results of operations in the first nine months of 2001 compared to the same period in 2000. Depreciation and amortization expense during the first nine months of 2001 compared to the same period in 2000 increased by $20 million as a result of higher expense related to the depreciation of our Mid-Atlantic plants, which were acquired in May 2000 and increased amortization of air emissions regulatory allowances.

     On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan it had previously adopted on April 26, 2001. This modification to the mitigation plan extends the hours to which the price controls are applied, as well as the states in which the price controls will be in effect. Additionally, the FERC issued an order on July 25, 2001, which ordered among other items, a methodology for calculating possible refunds by sellers of electricity in the West region. We, however, believe that while the mitigation plan will reduce volatility in the market, we will nevertheless be able to profitably operate our facilities in the West because the proxy market clearing price is based on the heat rate of the least efficient unit on-line during each hour. Additionally, as noted above, the mitigation plan allows sellers, such as us, to justify prices above the proxy price. Finally, any adverse impacts of the mitigation plan on our operations would be mitigated, in part, by our forward hedging activities. The amounts of any refunds will be determined by the end of an expedited hearing process which is scheduled to conclude March 8, 2002. We have not reserved any amounts for potential future refunds, nor can we currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is dependent on information that is currently unknown to us and still subject to review and challenge in the hearing process.

     For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, please read Notes 12(a) and 12(d) to our Interim Financial Statements.

EUROPEAN ENERGY

     Our European Energy segment includes the operations of REPGB and its subsidiaries and our European trading, marketing and risk management operations. Our European Energy segment generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and marketing industry in Europe.

     In September 2001, we announced that we are evaluating strategic alternatives for our European Energy segment, including the possible sale, in order to pursue business opportunities that are more in line with our domestic wholesale energy strategies.

     Beginning January 1, 2001, the Dutch wholesale electric market was completely opened to competition. Consistent with our expectations at the time that we made the acquisition, REPGB has experienced a significant decline in electric margins in 2001 attributable to the deregulation of the market. For additional information regarding these and other factors that may affect the future results of operations of our European Energy segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Competitive, Regulatory and Other Factors Affecting Our European Energy Operations" in the Reliant Energy Form 10-K, which information is incorporated herein by reference.

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,                SEPTEMBER 30,
                                                  -------------                -------------
                                               2000          2001           2000          2001
                                               ----          ----           ----          ----
                                                               (IN MILLIONS)
Operating Revenues ........................   $ 129         $ 275          $ 415         $ 799
Operating Expenses:
  Fuel and Purchased Power ................      68           229            199           629
  Operation and Maintenance and Other .....      31            31             90            90
  Depreciation and Amortization ...........      15            20             54            57
                                              -----         -----          -----         -----
     Total Operating Expenses .............     114           280            343           776
                                              -----         -----          -----         -----
Operating Income (Loss) ...................   $  15         $  (5)         $  72         $  23
                                              =====         =====          =====         =====

Electricity (in MMWH):
  Wholesale Sales .........................     2.8           4.6            8.7          11.9
  Trading Sales ...........................     0.2           5.7            0.3          14.6

     Our European Energy segment's operating income decreased $20 million and $49 million for the third quarter and the first nine months of 2001 compared to the same periods in 2000. These decreases were primarily due to a decrease in margins (revenues less fuel and purchased power), as the Dutch electric market was completely opened to wholesale competition on January 1, 2001. Increased margins from ancillary services and trading activities partially offset this decline. In the first half of 2001, efficiency and energy payments from SEP totaling $30 million and increased district heating sales partially offset the decline for the nine months ended September 30, 2001 compared to the same period in 2000.

     Our European Energy segment's operating revenues increased $146 million and $384 million for the third quarter and the first nine months of 2001 compared to the same periods in 2000. The increases were primarily due to increased trading revenues associated with our participation in the Dutch and German power markets. Fuel and purchased power costs increased $161 million and $430 million in the third quarter and the first nine months of 2001 compared to the same periods in 2000 primarily due to increased purchased power for trading activities, and to a lesser extent, increased cost of natural gas and other fuels due to increased output from our generating facilities.

RETAIL ENERGY

     Our Retail Energy segment provides energy products and services to end-use customers, ranging from residential and small commercial customers to large commercial, institutional and industrial customers. In addition, our Retail Energy segment includes billing and remittance services provided to the Electric Operations segment and two of our natural gas distribution divisions. Retail Energy charges the regulated electric and gas utilities for these services at cost. Retail Energy is expected to succeed to Electric Operations' electric retail customer base in the Houston metropolitan area when the Texas market opens to competition in January 2002. Our Retail Energy segment has historically been reported in our Other Operations segment. As a result of the Texas Electric Choice pilot program which began in August 2001, these operations are being reported and evaluated as a separate segment by management. Accordingly, we are reporting the results of our retail operations as a separate segment for all periods presented.

     The Texas electric restructuring law calls for the commencement of retail competition beginning on January 1, 2002. This law authorizes the Texas Utility Commission to delay the date which the retail electric market is opened to competition in any power region in Texas if it is determined that the region is unable to offer fair competition and reliable service to all retail customer classes on that date. We anticipate retail competition will commence on January 1, 2002. If retail competition is delayed, our Retail Energy segment's results of operations and cash flows could be materially affected depending on the length of the delay.

                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 30,                   SEPTEMBER 30,
                                           -------------                   -------------
                                        2000           2001            2000           2001
                                        ----           ----            ----           ----
                                                          (IN MILLIONS)
Operating Revenues ..................   $  21          $  52          $  59          $ 115
Operating Expenses:
   Natural Gas ......................      --              8             --              8
  Operation and Maintenance .........      39             48             97            113
  Depreciation and Amortization .....       1              3              2              7
                                        -----          -----          -----          -----
     Total Operating Expenses .......      40             59             99            128
                                        -----          -----          -----          -----
Operating Loss ......................   $ (19)         $  (7)         $ (40)         $ (13)
                                        =====          =====          =====          =====

     Our Retail Energy segment's operating loss decreased $12 million and $27 million, respectively, in the third quarter and the first nine months of 2001 compared to the same periods in 2000. The operating loss reduction was primarily due to increased sales of energy and energy services to commercial and industrial customers from our Reliant Energy Solutions unit and energy sales and services for certain Texas governmental agencies under a program mandated by the Texas electric deregulation legislation. Operating revenues increased $31 million and $56 million, respectively, in the third quarter and the first nine months of 2001 compared to the same periods in 2000, due to revenues from sales of energy and energy services to commercial and industrial customers, energy sales and services for certain Texas governmental agencies, as well as increased revenues for the billing and remittance services provided to Reliant Energy. Operations and maintenance expenses increased $9 million and $16 million, respectively, in the third quarter and the first nine months of 2001 compared to the same periods in 2000, primarily due to increased personnel and employee related costs, costs related to building an infrastructure necessary to prepare for competition in the retail electric market in Texas and advertising costs.

OTHER OPERATIONS

     Our Other Operations segment includes the operations of our eBusiness, Communications and venture capital businesses, non-operating investments, certain real estate holdings and unallocated corporate costs. Historically, our Other Operations segment has included the operations of our Communications business. For additional information about our exiting of our Communications business, please read Note 16 to our Interim Financial Statements.

     Our Other Operations segment's operating loss increased $28 million and $159 million, respectively, for the quarter and nine months ended September 30, 2001 compared to the same periods in 2000. The increased loss in the third quarter was primarily a result of a $33 million pre-tax charge related to the disposal of our Communications business. The increased loss for the nine months was primarily due to a $101 million pre-tax, non-cash charge related to the redesign of certain of our benefit plans in anticipation of the separation of our regulated and our unregulated businesses and the $33 million pre-tax disposal charge incurred in the third quarter as discussed above. For information regarding the benefit charge incurred in the first quarter of 2001, please read Note 14 to our Interim Financial Statements.

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

     This transition to competition period is scheduled to end on December 31, 2001. At that time, and in accordance with the Legislation, we expect our Electric Operations segment will be unbundled pursuant to our business separation plan (please read Notes 4(a) and 4(b) to Reliant Energy 10-K Notes) into three distinct businesses: a transmission and distribution company, a power generation company and a retail company. New rates based on the allowed invested capital, or "rate base", of the transmission and distribution business will be implemented beginning on January 1, 2002. For more information regarding the final rulings in the rate case for the transmission and distribution company, please read Note 12(f) to our Interim Financial Statements. The retail business will be conducted by a subsidiary of Reliant Resources. The generation business will sell power via capacity auctions at market rates, which began in September 2001. However, the Legislation provides that during 2004 (please read Note 4(a) to Reliant Energy 10-K Notes), a true-up amount will be calculated which will be recovered from or returned to customers to adjust the market revenues earned from the capacity auctions to a level that should approximate a regulated return on the invested capital of the generation business. Thus, beginning in 2002, earnings of our Electric Operations segment will be reduced to near traditional regulated returns exclusive of any additional positive or negative cash flows that may result from implementation of competitive transition charges received from customers or other credits to customers, as applicable. The underlying assumptions for the true-up calculation have not been finalized. Accordingly, the results of operations of the unbundled components of our Electric Operations segment post-competition will significantly decline.

FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the nine months ended September 30, 2000 and 2001.

                                  NINE MONTHS ENDED SEPTEMBER 30,
                                  -------------------------------
                                      2000             2001
                                      ----             ----
                                          (IN MILLIONS)
Cash provided by (used in):
   Operating activities .........   $ 1,074          $ 1,968
   Investing activities .........    (3,301)          (1,592)
   Financing activities .........     2,382             (252)

     Net cash provided by operating activities during the nine months ended September 30, 2001 increased $894 million compared to the same period in 2000 primarily due to improved operating cash flows from Wholesale Energy and a decrease in margin deposits on energy trading activities partially offset by a prepayment of a lease obligation related to the REMA sale/leaseback transactions and other changes in working capital.

     Net cash used in investing activities decreased $1.7 billion during the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to the funding of the remaining purchase obligation for REPGB for $982 million on March 1, 2000 and the acquisition of REMA for $2.1 billion on May 12, 2000, partially offset by proceeds from REMA sale-leaseback transactions of $1 billion as well as an increase in capital expenditures related to the construction of domestic power generation projects during the nine months ended September 30, 2001.

     Cash flows from financing activities decreased $2.6 billion during the nine months ended September 30, 2001 compared to the same period in 2000 primarily due to financings in 2000 used to fund acquisitions. During the nine months ended September 30, 2001, a portion of the $1.7 billion in net proceeds from the initial public offering of Reliant Resources were used to pay down commercial paper.

FUTURE SOURCES AND USES OF CASH FLOWS

     Credit Facilities. As of September 30, 2001, we had credit facilities in effect, including facilities of various financing subsidiaries and operating subsidiaries, which provided for an aggregate of $8.7 billion in committed credit. As of September 30, 2001, $4.6 billion was outstanding under these facilities including borrowings of $3.9 billion and letters of credit of $0.7 billion. The remaining unused credit facilities totaled $4.1 billion. Of the $8.7 billion of committed credit facilities described above, $6.0 billion will expire by September 30, 2002, including $978 million related to Reliant Resources and its subsidiaries. To the extent that we continue to need access to this amount of committed credit, we expect to extend or replace these facilities on normal commercial terms on a timely basis.

     As of September 30, 2001, Reliant Resources had loaned $892 million to subsidiaries of Reliant Energy that are not subsidiaries of Reliant Resources. If any of these loans are outstanding at the Distribution, such loans must be repaid prior to the Distribution. Reliant Energy plans to repay these amounts, if any, through borrowings under existing credit facilities or commercial paper supported by such credit facilities.

     Shelf Registrations. At September 30, 2001, Reliant Energy had shelf registration statements providing for the issuance of $230 million aggregate liquidation value of our preferred stock, $580 million aggregate principal amount of our debt securities and $125 million of trust preferred securities and related junior subordinated debt securities. In addition, Reliant Energy had a shelf registration for 15 million shares of its common stock, which would have been worth $395 million as of September 30, 2001 based on the closing price of its common stock as of that date. In January 2001, RERC Corp. filed a shelf registration statement for $600 million of unsecured unsubordinated debt securities of which $550 million was issued in February 2001.

     Securitization. On October 24, 2001, Reliant Energy Transition Bond Company LLC (Bond Company), a Delaware limited liability company and direct wholly owned subsidiary of Reliant Energy, issued $749 million aggregate principal amount of its Series 2001-1 Transition Bonds pursuant to a financing order of the Texas Utility Commission. Classes of the bonds mature on September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015, and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. Net proceeds to the Bond Company from the issuance were $738 million. The Bond Company paid Reliant Energy $738 million for all of Reliant Energy's interest in the financing order. We used the net proceeds for general corporate purposes, including the repayment of indebtedness.

     Preferred Stock Redemption. Reliant Energy has 97,397 shares of preferred stock outstanding, designated as $4 Preferred Stock. In connection with the formation of our new holding company, we plan to redeem the preferred stock prior to the special shareholder meeting to be held on December 17, 2001, at an aggregate redemption price of approximately $10.2 million plus accrued and unpaid dividends to the date fixed for redemption. The record date for the preferred stock redemption was November 6, 2001, and redemption notices were mailed on November 7, 2001.

     Fuel Filing. As of September 30, 2001, Reliant Energy HL&P was under-collected on fuel recovery by approximately $444 million. In two separate filings with the Texas Utility Commission in 2000, Reliant Energy HL&P received approval to implement fuel surcharges to collect the under-recovery of fuel expenses, as well as to adjust the fuel factor to compensate for significant increases in the price of natural gas.

     On March 15, 2001, Reliant Energy HL&P filed with the Texas Utility Commission to revise its fuel factor and address its undercollected fuel costs of $389 million, which is the accumulated amount from September 2000 through February 2001, plus estimates for March and April 2001. Reliant Energy HL&P requested to revise its fixed fuel factor to be implemented with the May 2001 billing cycle and proposed to defer the collection of the $389 million until the 2004 stranded costs true-up proceeding. On April 16, 2001, the Texas Utility Commission issued an order approving interim rates effective with the May 2001 billing cycle.

     On June 21, 2001, Reliant Energy HL&P filed with the Texas Utility Commission to terminate the interim factor and return to the prior fuel factor due to the forecasted decline in natural gas prices. On July 20, 2001, the Texas Utility Commission issued an order of dismissal approving Reliant Energy HL&P's request that the interim rates approved on April 16, 2001, effective with Reliant Energy HL&P's May billing month, be terminated and Reliant Energy HL&P prospectively bill its customers using the prior fuel factor established in a previous order beginning with Reliant Energy HL&P's August billing month. The Texas Utility Commission also granted Reliant Energy HL&P a good cause exception in that Reliant Energy HL&P will not be required to refund amounts collected through the interim rates. Reliant Energy HL&P did not waive its right to collect any final fuel balance. The final fuel balance is subject to review, and the amount to be included in the 2004 stranded cost true-up will be determined during the final fuel reconciliation. The Texas Utility Commission currently has scheduled Reliant Energy HL&P to file its final fuel reconciliation in July 2002. For additional information regarding this matter, please read Note 4(a) to Reliant Energy 10-K Notes.

     Initial Public Offering of Reliant Resources. On July 27, 2000, Reliant Energy announced its intention to form Reliant Resources to own and operate a substantial portion of Reliant Energy's unregulated operations, and to offer no more than 20% of the common stock of Reliant Resources in the Offering in connection with our business separation plan. In May 2001, Reliant Resources completed its initial public offering of 59.8 million shares of its common stock and received net proceeds of $1.7 billion. Pursuant to the terms of the master separation agreement,

Reliant Resources used $147 million of the net proceeds to repay certain indebtedness owed to Reliant Energy. Reliant Resources used the remainder of the net proceeds of the Offering for repayment of third party borrowings, capital expenditures, repurchases of common stock and to increase its working capital. Reliant Energy expects the Offering to be followed by a distribution of the remaining common stock of Reliant Resources owned by Reliant Energy to Reliant Energy's or its successor's shareholders within twelve months of the Offering. For additional information regarding our business separation plan, please read
Note 4(b) to Reliant Energy 10-K Notes.

     Reliant Resources Stock Repurchase. In July 2001, Reliant Resources' Board of Directors authorized Reliant Resources to purchase up to one million shares of its common stock in anticipation of funding of its benefit plan obligations expected to be funded prior to Distribution. During the third quarter of 2001, Reliant Resources purchased 1,000,000 shares of its common stock at an average price of $20.42 per share, or an aggregate purchase price of $20.4 million.

     In addition, on September 18, 2001, Reliant Resources' Board of Directors authorized Reliant Resources to purchase up to 10 million additional shares of its common stock through February 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. From October 1, 2001 through November 8, 2001, Reliant Resources purchased 7,628,200 shares of its common stock at an average price of $16.69 per share.

     Acquisition of Mid-Atlantic Assets. On May 12, 2000, we completed the acquisition of our Mid-Atlantic assets from Sithe Energies, Inc. for an aggregate purchase price of $2.1 billion. The acquisition was originally financed through commercial paper borrowings by one of our financing subsidiaries. In August 2000, we entered into separate sale/leaseback transactions with each of the three owner-lessors for our respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which we acquired as part of the Mid-Atlantic acquisition. For additional discussion of these lease transactions, please read Notes 3(a) and 14(c) to Reliant Energy 10-K Notes. As consideration for the sale of our interest in the facilities, we received a total of $1.0 billion in cash that was used to repay commercial paper borrowings at one of our financing subsidiaries. We will continue to make lease payments through 2029. The lease terms expire in 2034.

     Acquisition of Orion Power Holdings, Inc. In September 2001, Reliant Resources entered into a definitive merger agreement with Orion Power Holdings, Inc. (Orion Power), under which Reliant Resources agreed to acquire all of the outstanding shares of Orion Power for $26.80 per share in cash in a transaction valued at approximately $2.9 billion. In the merger, Reliant Resources will also assume approximately $1.8 billion of Orion Power's net debt obligations. Orion Power is an independent electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in the newly deregulated wholesale markets throughout North America. Orion Power has 81 power plants currently in operation with a total capacity of 5,644 MW and an additional 2,855 MW in construction and various stages of development. The merger is conditioned upon approval by Orion Power's shareholders and receipt of certain regulatory approvals including the Federal Trade Commission, New York Public Service Commission and the FERC. Reliant Resources expects to finance the purchase price with existing cash balances, existing credit facilities and new financing, which will be in place at or prior to closing.

     Generating Projects. As of September 30, 2001, we had four non-rate regulated generating facilities under construction. Total estimated costs of constructing these facilities are $1.4 billion, including $365 million in commitments for the purchase of combustion turbines. As of September 30, 2001, we had incurred $917 million of the total projected costs of these projects, which were funded primarily from borrowings and equity. We believe that our level of cash, our borrowing capability and proceeds from the offering of Reliant Resources as discussed above will be sufficient to fund these commitments. In addition, we have options to purchase additional combustion turbines for a total estimated cost of $112 million for future generation projects, which we are actively trying to remarket. We believe that our current level of cash, our borrowing capability and proceeds from the Reliant Resources Offering will be sufficient to fund these options should we choose to exercise them.

     Construction Agency Agreement. In April 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion. The availability of the commitment is subject to satisfaction of various conditions. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by August 31, 2004, but has generally limited its risk related to construction completion to 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, Reliant Resources must purchase the project or remarket the project on behalf of the special purpose entities. Reliant Resources must guarantee that the Investors will receive at least 89.9% of their investment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), Reliant Resources' subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of up to 85% of the project cost if the proceeds from remarketing are not sufficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period.

     California Trade Receivables. During the summer and fall of 2000, and continuing into early 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emissions allowance costs, reduction in available hydroelectric generation resources, increased demand, decreases in net electric imports, structural market flaws including over-reliance on the spot market, and limitations on supply as a result of maintenance and other outages. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen below 1996 levels until rates were raised by the CPUC early this year. This caused two of California's public utilities, which are our customers based on our deliveries to the Cal PX and the Cal ISO, to accrue billions of dollars of unrecovered wholesale power costs and ultimately default in January and February 2001 on payments owed for wholesale power purchased through the Cal PX and from the Cal ISO, and in the case of PG&E, to file a voluntary petition for bankruptcy. As of September 30, 2001, we were owed $338 million by the Cal ISO, the Cal PX, the CDWR and California Energy Resource Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through September 30, 2001 and have recorded an allowance against such receivables of $75 million. From October 1, 2001 through November 8, 2001, we have collected $3.2 million of these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 12(a) and 12(d) to our Interim Financial Statements and Notes 14(g) and 14(h) to Reliant Energy 10-K Notes.

     Reliant Energy HL&P Rate Matters. The Texas Utility Commission issued a final order on October 3, 2001 that establishes the rates that will become effective when retail choice begins in 2002. In this final order, Reliant Energy HL&P is required to reverse the amount of redirected depreciation and accelerated depreciation allowed under the Transition Plan and the Legislation. The Texas Utility Commission determined that the utility had overmitigated its stranded costs. The Company disagrees with certain positions prescribed in the order by the Texas Utility Commission. Motions for Rehearing were filed by the Company with the Texas Utility Commission on October 23, 2001 and the Company will determine future action based on the Texas Utility Commission's response to these motions. Reliant Energy HL&P also filed an amicus brief on September 24, 2001 at the Texas Supreme Court supporting Texas Utilities Company's Petition for Writ of Mandamus challenging these same issues. At September 30, 2001, cumulative redirected depreciation and cumulative accelerated depreciation for regulatory purposes totaled $783 million and approximately $1.1 billion, respectively. Implementing the reversal of redirected depreciation would result in lower rates for the transmission and distribution utility, and the accelerated depreciation being returned through credits over seven years would serve as reductions to the transmission and distribution utility's non-bypassable charges. The annual impact to earnings for the reversal of redirected depreciation would be approximately $36 million after-tax, while the return of accelerated depreciation is not expected to impact earnings. The annual cash flow impact would be approximately $225 million. The credits related to accelerated depreciation will become effective beginning with retail choice. For additional information regarding redirected depreciation and accelerated depreciation, see Note 4(a) to Reliant Energy 10-K Notes.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. We will adopt the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. We are in the process of determining the effect of adoption of SFAS No. 141 and SFAS No. 142 on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We plan to adopt SFAS No. 143 on January 1, 2003 and are in the process of determining the effect of adoption on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and APB Opinion No. 30, while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 is not expected to materially change the methods we use to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than is currently permitted. We plan to adopt SFAS No. 144 on January 1, 2002.

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