Form 10-Q
period 2002-03-31
RELIANT ENERGY INC
filed 2002-05-21
CIK 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

                                 (713) 207-3000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                             -----   -----

As of May 9, 2002, Reliant Energy, Incorporated had 303,558,973 shares of common stock outstanding, including 5,949,332 ESOP shares not deemed outstanding for financial statement purposes and excluding shares held as treasury stock.

                          RELIANT ENERGY, INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2002

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements......................................................     1
              Statements of Consolidated Income
                   Three Months Ended March 31, 2001 and 2002 (unaudited)...................     1
              Consolidated Balance Sheets
                   December 31, 2001 and March 31, 2002 (unaudited).........................     2
              Statements of Consolidated Cash Flows
                   Three Months Ended March 31, 2001 and 2002 (unaudited)...................     4
              Notes to Unaudited Consolidated Financial Statements..........................     5
          Item 2. Management's Discussion and Analysis of Financial Condition and Results of
              Operations of Reliant Energy and Subsidiaries.................................    35
          Item 3. Quantitative and Qualitative Disclosures about Market Risk................    60

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings.........................................................    64
          Item 5. Other Information.........................................................    64
          Item 6. Exhibits and Reports on Form 8-K..........................................    66


                          PART I. FINANCIAL INFORMATION
                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                                        THREE MONTHS ENDED
                                                                                             MARCH 31,
                                                                                 ------------------------------
                                                                                     2001              2002
                                                                                 -------------     ------------
                                                                                 (AS RESTATED)
REVENUES ...................................................................     $ 12,078,216      $  8,655,733

EXPENSES:
  Fuel and cost of gas sold ................................................        7,682,104         3,552,950
  Purchased power ..........................................................        2,876,263         3,586,087
  Operation and maintenance ................................................          722,320           654,032
  Taxes other than income taxes ............................................          140,304           125,705
  Depreciation .............................................................          102,113           199,319
  Amortization .............................................................           94,546            20,371
  Other ....................................................................            2,305               745
                                                                                 ------------      ------------
      Total ................................................................       11,619,955         8,139,209
                                                                                 ------------      ------------
OPERATING INCOME ...........................................................          458,261           516,524
                                                                                 ------------      ------------

OTHER INCOME (EXPENSE):
  Unrealized gain (loss) on AOL Time Warner investment .....................          137,082          (217,597)
  Unrealized (loss) gain on indexed debt securities ........................         (135,047)          203,233
  Income from equity investment of unconsolidated subsidiaries .............           12,606             3,784
  Interest expense .........................................................         (178,062)         (154,056)
  Distribution on trust preferred securities ...............................          (13,900)          (13,899)
  Minority interest ........................................................              291           (16,433)
  Other, net ...............................................................           27,415            17,617
                                                                                 ------------      ------------
      Total ................................................................         (149,615)         (177,351)
                                                                                 ------------      ------------

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
   PREFERRED DIVIDENDS .....................................................          308,646           339,173
   Income Tax Expense ......................................................          107,718           113,821
                                                                                 ------------      ------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS          200,928           225,352
   Cumulative Effect of Accounting Change, net of tax of $33,205 ...........           61,666                --
                                                                                 ------------      ------------
INCOME BEFORE PREFERRED DIVIDENDS ..........................................          262,594           225,352
    Preferred Dividends ....................................................               97                --
                                                                                 ------------      ------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS .............................     $    262,497      $    225,352
                                                                                 ============      ============
BASIC EARNINGS PER SHARE:
   Income before Cumulative Effect of Accounting Change ....................     $       0.69      $       0.76
   Cumulative Effect of Accounting Change, net of tax ......................             0.22                --
                                                                                 ------------      ------------
   Net Income Attributable to Common Stockholders ..........................     $       0.91      $       0.76
                                                                                 ============      ============
DILUTED EARNINGS PER SHARE:
   Income before Cumulative Effect of Accounting Change ....................     $       0.69      $       0.76
   Cumulative Effect of Accounting Change, net of tax ......................             0.21                --
                                                                                 ------------      ------------
   Net Income Attributable to Common Stockholders ..........................     $       0.90      $       0.76
                                                                                 ============      ============


             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                          DECEMBER 31,        MARCH 31,
                                                              2001              2002
                                                          ------------      ------------
CURRENT ASSETS:
   Cash and cash equivalents ........................     $    153,952      $    295,995
   Restricted cash ..................................          167,421           346,885
   Investment in AOL Time Warner common stock .......          826,609           609,013
   Accounts receivable, net .........................        1,911,923         2,245,432
   Accrued unbilled revenues ........................          240,698           476,723
   Fuel stock and petroleum products ................          307,036           231,575
   Materials and supplies ...........................          272,637           302,727
   Trading and marketing assets .....................        1,611,393         1,418,582
   Non-trading derivative assets ....................          399,896           550,962
   Margin deposits on energy trading activities .....          213,727            65,727
   Other ............................................          167,648           250,696
                                                          ------------      ------------
     Total current assets ...........................        6,272,940         6,794,317
                                                          ------------      ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ....................       24,139,145        28,305,935
   Less accumulated depreciation and amortization ...       (8,344,269)       (8,391,320)
                                                          ------------      ------------
     Property, plant and equipment, net .............       15,794,876        19,914,615
                                                          ------------      ------------

OTHER ASSETS:
   Goodwill, net ....................................        2,588,421         3,897,152
   Other intangibles, net ...........................          377,732           387,508
   Regulatory assets ................................        3,276,800         3,233,036
   Trading and marketing assets .....................          446,610           642,588
   Non-trading derivative assets ....................          256,402           414,920
   Equity investments in unconsolidated subsidiaries.          386,841           383,152
   Stranded costs indemnification receivable ........          203,693           199,540
   Restricted cash ..................................            6,775           111,309
    Other ...........................................        1,098,762         1,013,303
                                                          ------------      ------------
     Total other assets .............................        8,642,036        10,282,508
                                                          ------------      ------------

       TOTAL ASSETS .................................     $ 30,709,852      $ 36,991,440
                                                          ============      ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                DECEMBER 31,        MARCH 31,
                                                                                    2001              2002
                                                                                ------------      ------------
CURRENT LIABILITIES:
   Short-term borrowings ..................................................     $  3,435,347      $  8,932,755
   Current portion of long-term debt ......................................          660,757           841,556
   Indexed debt securities derivative .....................................          730,225           526,992
   Accounts payable .......................................................        1,447,289         1,692,725
   Taxes accrued ..........................................................          315,353           293,707
   Interest accrued .......................................................          114,721           147,610
   Dividends declared .....................................................                9               366
   Trading and marketing liabilities ......................................        1,478,335         1,295,424
   Non-trading derivative liabilities .....................................          396,021           302,411
   Margin deposits from customers on energy trading activities ............          144,700           214,150
   Regulatory liabilities .................................................          234,706           235,987
   Accumulated deferred income taxes, net .................................          385,820           476,129
   Other ..................................................................          568,861           426,465
                                                                                ------------      ------------
     Total current liabilities ............................................        9,912,144        15,386,277
                                                                                ------------      ------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net .................................        2,345,202         2,570,129
   Unamortized investment tax credits .....................................          247,407           242,792
   Trading and marketing liabilities ......................................          361,786           566,643
   Non-trading derivative liabilities .....................................          540,036           581,893
   Benefit obligations ....................................................          547,369           633,858
   Regulatory liabilities .................................................        1,125,176           905,336
   Non-derivative stranded costs liability ................................          203,693           199,540
   Other ..................................................................        1,069,312           971,912
                                                                                ------------      ------------
     Total other liabilities ..............................................        6,439,981         6,672,103
                                                                                ------------      ------------

LONG-TERM DEBT ............................................................        5,746,444         5,986,240
                                                                                ------------      ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 13)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES ............................        1,047,366         1,074,946
                                                                                ------------      ------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF SUBSIDIARY
   TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE COMPANY ....          705,744           705,854
                                                                                ------------      ------------

STOCKHOLDERS' EQUITY:
   Common stock ...........................................................        3,897,301         3,911,960
   Unearned ESOP stock ....................................................         (131,888)         (113,028)
   Retained earnings ......................................................        3,176,533         3,290,869
   Accumulated other comprehensive (loss) income ..........................          (83,773)           76,219
                                                                                ------------      ------------
     Total stockholders' equity ...........................................        6,858,173         7,166,020
                                                                                ------------      ------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .........................     $ 30,709,852      $ 36,991,440
                                                                                ============      ============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                       THREE MONTHS ENDED MARCH 31,
                                                                      ------------------------------
                                                                          2001              2002
                                                                      ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stockholders ................     $    262,497      $    225,352
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization ...............................          196,659           219,690
    Deferred income taxes .......................................           53,809            72,207
    Investment tax credits ......................................           (4,583)           (4,614)
    Cumulative effect of accounting change ......................          (61,666)               --
    Unrealized (gain) loss on AOL Time Warner investment ........         (137,082)          217,597
    Unrealized loss (gain) on indexed debt securities ...........          135,047          (203,233)
    Undistributed earnings of unconsolidated subsidiaries .......            2,269            (2,285)
    Minority interest ...........................................             (291)           16,433
    Changes in other assets and liabilities, net of effects of acquisitions:
      Restricted cash ...........................................           50,000            56,716
      Accounts receivable and accrued unbilled revenues, net ....          149,183          (559,786)
      Inventory .................................................           61,264           107,244
      Accounts payable ..........................................         (753,305)          138,432
      Fuel cost (under) over recovery ...........................         (164,602)           98,381
      Net trading and marketing assets and liabilities ..........          (44,855)           24,023
      Margin deposits on energy trading activities, net .........          206,157           217,450
      Net non-trading derivative assets and liabilities .........            4,421           (93,623)
      Prepaid lease obligation ..................................         (111,367)          (40,292)
      Interest and taxes accrued ................................          200,812           (21,380)
      Net regulatory assets and liabilities .....................          (37,814)         (129,094)
      Collateral for generating equipment, net ..................           23,244           130,421
      Other current assets ......................................           38,246             8,197
      Other current liabilities .................................          (93,751)         (196,677)
      Other assets ..............................................           73,529            20,458
      Other liabilities .........................................           36,414          (105,671)
    Other, net ..................................................           35,927            39,996
                                                                      ------------      ------------
        Net cash provided by operating activities ...............          120,162           235,942
                                                                      ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ..........................................         (491,558)         (392,674)
  Business acquisitions, net of cash acquired ...................               --        (2,948,821)
  Investments in unconsolidated subsidiaries ....................             (724)               --
  Other, net ....................................................           (4,974)           17,484
                                                                      ------------      ------------
        Net cash used in investing activities ...................         (497,256)       (3,324,011)
                                                                      ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net .............................          544,632            22,575
  (Decrease) increase in short-term borrowing, net ..............         (168,902)        3,358,229
  Payments of long-term debt ....................................          (26,556)          (38,051)
  Payment of common stock dividends .............................         (107,597)         (110,936)
  Proceeds from issuance of stock ...............................           36,895             4,076
  Decrease in restricted cash related to securitization financing               --             2,958
  Other, net ....................................................             (958)           (8,073)
                                                                      ------------      ------------
        Net cash provided by financing activities ...............          277,514         3,230,778
                                                                      ------------      ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH .........................           (8,240)             (666)
                                                                      ------------      ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............         (107,820)          142,043
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ................          191,825           153,952
                                                                      ------------      ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $     84,005      $    295,995
                                                                      ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) .........................     $    181,091      $    118,134
  Income taxes ..................................................            2,757               867

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (collectively, the Company), are Reliant Energy's consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of Reliant Energy (Reliant Energy Form 10-K) for the year ended December 31, 2001.

RESTATEMENT

     On May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committee of the Company's Board of Directors has also directed an internal investigation by outside legal counsel of the facts and circumstances relating to the round trip trades and related matters.

     The Company currently reports all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Company's revenues and its expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.

     Based on the Company's review, the Company has determined that the Company engaged in such round trip trades in 1999, 2000 and 2001 and the Company's review did not identify any round trip trades conducted during 2002. The results of the Audit Committee's investigation are consistent with the results of the Company's review. During the first quarter of 2001, the trades of this nature were 20 million megawatt hours (MWh) of power. In the first quarter of 2001, these transactions had the effect of increasing revenues and purchased power expense by approximately $1.2 billion, or approximately 10% and 43%, respectively.

     The consolidated financial statements for the three months ended March 31, 2001 have been restated from amounts previously reported to reflect these transactions on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)

                                                       THREE MONTHS ENDED MARCH 31, 2001
                                                       ---------------------------------
                                                                         AS PREVIOUSLY
                                                         AS RESTATED       REPORTED
                                                         -----------     -------------
                                                                (IN MILLIONS)
Revenues ...........................................     $    12,078      $    13,310
Expenses:
   Fuel and cost of gas sold .......................           7,682            7,682
   Purchased power .................................           2,876            4,108
   Other expenses ..................................           1,062            1,062
                                                         -----------      -----------
     Total .........................................          11,620           12,852
                                                         -----------      -----------
Operating Income ...................................             458              458
Other Expense, net .................................            (149)            (149)
Income Tax Expense .................................            (108)            (108)
                                                         -----------      -----------
Income Before Cumulative Effect of Accounting Change             201              201
Cumulative Effect of Accounting Change, net of tax .              61               61
                                                         -----------      -----------
Net Income Attributable to Common Stockholders .....     $       262      $       262
                                                         ===========      ===========

     The restatement did not impact earnings per share, the Consolidated Balance Sheet as of December 31, 2001 or the Statement of Consolidated Cash Flows for the three months ended March 31, 2001.

     In addition to the round trip trades described above, the Company's review and the Audit Committee's investigation also considered other transactions executed at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of the Company's trading and marketing activities, reported on a gross basis, and were not significant.

     For the future, the Company is considering presenting certain of its mark-to-market transactions on a net, rather than gross, basis. Management believes that net reporting may be a better representation of performance of the business. The Company is currently consulting with its outside auditors, Deloitte & Touche LLP, and intends to consult with the Securities and Exchange Commission (SEC) staff, about this possible change in accounting method and other related issues.

     As previously reported, during the May 2001 through September 2001 time frame, the Company entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (the four structured transactions). Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. These transactions were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $1.9 billion of revenues, $746 million in fuel and cost of gas sold and $1.2 billion of purchased power expense being recognized during the period from May 2001 through December 31, 2001. Having further reviewed the transactions, the Company now believes these transactions should have been accounted for on a net basis. The information included in the Company's first quarter 2002 earnings release, included as an exhibit to the Company's Current Report on Form 8-K dated April 29, 2002, included $71 million of revenues and purchased power expense related to these transactions which have been eliminated from the Interim Financial Statements for the three months ended March 31, 2002.

     While the Company is still completing its review of these round trip trades, as soon as practical, the Company will reissue its consolidated financial statements for the years ended December 31, 1999, 2000 and 2001 to restate the revenues, fuel and cost of gas sold and purchased power expense from the amounts previously reported for the round trip trades effected during such years and for the four structured transactions in 2001. In addition, if the Company changes its accounting policy to account for certain trading, marketing and risk management services activities on a net, rather than gross basis, such reissued consolidated financial statements for such years may also reflect this change in accounting policy.

BASIS OF PRESENTATION

     The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     The following notes to the consolidated financial statements in the Reliant Energy Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Notes to Consolidated Financial Statements of Reliant Energy (Reliant Energy 10-K Notes): Note 2(e) (Long-Lived Assets and Intangibles), Note 2(f) (Regulatory Assets and Liabilities), Note 3 (Business Acquisitions),
     Note 4 (Regulatory Matters), Note 5 (Derivative Financial Instruments),
     Note 8 (Indexed Debt Securities (ACES and ZENS) and AOL Time Warner Securities), Note 14 (Commitments and Contingencies), Note 21 (Bankruptcy of Enron Corp. and its Affiliates) and Note 22 (Subsequent Events).

     For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 13.

     Reliant Energy is in the process of separating its regulated and unregulated businesses into two publicly traded companies. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, Inc. (Reliant Resources) which, at the time, was a wholly owned subsidiary. In May 2001, Reliant Resources conducted an initial public offering (Offering) of approximately 20% of its common stock (59.8 million shares of its common stock) at a price of $30 per share, and received net proceeds from the Offering of $1.7 billion. After the Offering, Reliant Energy owned approximately 80% of Reliant Resources. As of March 31, 2002, Reliant Energy owns approximately 83% of Reliant Resources due to treasury stock repurchases of $189 million during 2001 by Reliant Resources. Pursuant to a master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources used $147 million of the net proceeds of the Offering to repay certain indebtedness owed to Reliant Energy. In connection with the Offering, Reliant Energy converted $1.7 billion of intercompany indebtedness owed by Reliant Resources and its subsidiaries prior to the closing of the Offering to equity as a capital contribution to Reliant Resources. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which the following will occur (which is referred to as the Restructuring):

     - CenterPoint Energy, Inc. (CenterPoint Energy), currently a wholly owned subsidiary of Reliant Energy, will become the holding company for Reliant Energy and its subsidiaries;

     - Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     - each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, Reliant Energy plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that the Company owns to its shareholders (Distribution). The Company's goal is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the Internal Revenue Service of its private letter ruling that the Company has obtained regarding the tax-free treatment of the Distribution. The Company believes it will receive the necessary approvals. Reliant Energy currently expects to complete the Restructuring and Distribution in the summer of 2002. However, until the requisite approvals are received, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. Upon receipt of approval under the 1935 Act, CenterPoint Energy expects to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act.

     Thereafter, in order to enable CenterPoint Energy ultimately to comply with the requirements for exemption from registration in Section 3(a)(1) of the 1935 Act, Reliant Energy plans to divide the gas distribution businesses conducted by Reliant Energy Resources Corp.'s (RERC Corp.) three unincorporated divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco among three separate entities. The entity that will hold the Reliant Energy Entex assets will also hold RERC Corp.'s natural gas pipelines and gathering business. In addition to regulatory approvals the Company has obtained, this restructuring will require approval of the public service commissions of Louisiana, Mississippi, Oklahoma and Arkansas.

     Although the Company believes that this business restructuring will be completed, it can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from regulation as a registered holding company under the 1935 Act. For further information on the RERC Corp. restructuring, see "Our Business -- RERC Corp. Restructuring" in Item 1 of the Reliant Energy Form 10-K.

     During 2001, the Electric Operations business segment reflected the regulated electric utility business, including generation, transmission and distribution, and retail electric sales. As of January 1, 2002, with the opening of the Texas market to full retail electric competition, generation and retail sales were deregulated. Retail electric sales involve the sale of electricity and related services to end users of electricity and were included as part of the bundled regulated service prior to 2002. Retail electric sales are now reported as the Retail Energy business segment of Reliant Resources. Although the Company's retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment.

     Beginning in 2002, Reliant Energy is reporting two new business segments for what was the former Electric Operations business segment:

     -    Electric Generation; and
     -    Electric Transmission and Distribution.

     The previously regulated generation operations in Texas are being reported in the new Electric Generation business segment. The transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment, which also includes all revenues and effects from generation-related regulatory assets recoverable by the regulated utility, including the Excess Cost Over Market (ECOM) true-up component of stranded costs. For additional information regarding regulatory matters affecting the Company's electric segments, see Note 4 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference and Note 3 below.

(2)  NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's historical results of operations or financial position.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supersedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. The Company adopted SFAS No. 144 on January 1, 2002. As a result of the adoption of SFAS No. 144, the Company's remaining Latin America operations have been presented on a gross basis in the consolidated financial statements.

     See Note 4 for a discussion of the Company's adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133) on January 1, 2001 and adoption of subsequent cleared guidance. See
Note 6 for a discussion of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

(3)  REGULATORY MATTERS

(a)  Excess Cost Over Market (ECOM) True-Up.

     Reliant Energy's Electric Generation business segment conducted auctions of installed electric generation capacity in September, October and December 2001 and March 2002. Excluding reserves for planned and forced outages, as a result of these auctions, the Company's Texas generation business has sold entitlements to all of its capacity through August 2002, an average of 72% per month of its capacity through December 2002 and 10% of its capacity for each month in 2003. In the contractually mandated auctions held so far, Reliant Resources has purchased, on average, 72% per month of the 2002 capacity sold by Reliant Energy and 58% per month of Reliant Energy's 2003 capacity sold in the auctions. These purchases have been made either through the exercise by Reliant Resources of its contractual rights or through the submission of bids.

     The capacity auctions were consummated at market-based prices that are substantially below the historical regulated return on the facilities in the Company's Texas generation business. The Texas electric restructuring law provides for the recovery in a "true-up" proceeding in 2004 (2004 True-Up Proceeding) of any difference between market power prices received in the capacity auctions and the earlier estimates of those market prices by the Public Utility Commission of Texas (Texas Utility Commission). For the three months ended March 31, 2002, Reliant Energy recorded approximately $141 million in revenue related to the recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. For additional information regarding the capacity auctions and the related true-up proceeding, please read Note 4 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

(b) Generation Asset Impairment Contingency.

    The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. As of March 31, 2002, no impairment had been indicated in its Texas generation assets. The Company anticipates that future events, such as the expected public offering after the Restructuring by the subsidiary that will conduct the Company's Texas generation operations, or a change in the estimated holding period of the Texas generation assets, will require the Company to re-evaluate these assets for impairment between now and 2004. If an impairment is indicated, it could be material and may not be fully recoverable through the 2004 True-Up Proceeding.

    The Texas electric restructuring law provides the Company recovery of the regulatory book value of its Texas generating assets for the amount the regulatory book value exceeds the estimated market value. If the Texas generating assets are sold in the future, a loss on sale of these assets, or an impairment of the recorded recoverable electric generation plant mitigation regulatory asset, will occur to the extent the recorded book value of the Texas generating assets exceeds the regulatory book value. As of March 31, 2002, the recorded book value was $656 million in excess of the regulatory book value. This amount declines each year as the recorded book value is depreciated and increases by the amount of non-environmental capital expenditures. For further discussion of the difference between the regulatory book value and the recorded book value, see Note 4 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

(c)  Regulatory Assets Contingency.

     As of March 31, 2002, in contemplation of the 2004 True-up Proceeding, the Company's Electric Transmission and Distribution business segment has recorded a regulatory asset of $2.0 billion representing the estimated future recovery of previously incurred stranded costs, which includes a regulatory liability of $1.1 billion plus the reversal of previously recorded redirected depreciation. This estimated recovery is based upon current projections of the market value of the Company's Texas generation assets to be covered by the 2004 True-up Proceeding calculations. The regulatory liability reflects a current refund obligation arising from prior mitigation of stranded costs deemed excessive by the Texas Utility Commission. Because accounting principles generally accepted in the United States of America require the Company to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 True-Up Proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, the Company would write off the remaining balance of such assets as a charge against earnings.

(4)  DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $61 million and a cumulative after-tax increase in accumulated other comprehensive loss of $252 million during the three months ended March 31, 2001. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 5 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on the Company's results of operations. Certain criteria of this previously approved guidance were revised in October and December 2001 and became effective on April 1, 2002. The adoption of the revised guidance did not have a material impact on the Company's consolidated financial statements.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance was April 1, 2002, and the adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

     Cash Flow Hedges. During the three months ended March 31, 2002, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from this assessment of effectiveness. During the three months ended March 31, 2002, a $0.9 million deferred loss was recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur due to credit problems of a customer. As of March 31, 2002, the Company expects $98 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     Interest Rate Swaps. As of March 31, 2002, the Company holds interest rate swaps with an aggregate notional amount of $2.7 billion to fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. Of these swaps, $1.5 billion relating to short-term debt do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. The remaining $1.2 billion in swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreements. The Company has also entered into forward-starting interest rate swaps having an aggregate notional amount of $2.5 billion to hedge the interest rate on future offerings of long-term fixed-rate notes. These swaps qualify as cash flow hedges under SFAS No. 133. Should the expected issuance of the debt no longer be probable, any deferred amount will be recognized immediately into income. The maximum length of time the Company is hedging its exposure to the payment of variable interest rates is ten years.

     Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European subsidiaries through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts to reduce the Company's exposure to changes in foreign currency rates. During the three months ended March 31, 2002, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European subsidiaries resulted in an after-tax gain of $35 million, which is included in the balance of the cumulative translation adjustment in accumulated other comprehensive income.

     Other Derivatives. In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including Reliant Energy Power Generation Benelux N.V (REPGB), financial responsibility for various out-of-market contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sectors, including REPGB, financial responsibility to purchase imported electricity and gas under long-term contracts. These contracts are derivatives pursuant to SFAS No. 133. As of December 31, 2001 and March 31, 2002, the Company had recognized $369 million and $330 million, respectively, in total short-term and long-term non-trading derivative liabilities for REPGB's portion of these out-of-market import contracts. During the three months ended March 31, 2002, the Company recognized a $19 million gain related to changes in the valuation of certain out-of-market contracts in the first quarter of 2002 recorded in fuel expense. For additional information regarding REPGB's obligations under out-of-market contracts and the related indemnification by former shareholders of these stranded costs during 2001, see Note 14(h) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

     During the May 2001 through September 2001 time frame, the Company entered into two structured transactions which were recorded on the Consolidated Balance Sheets in non-trading derivative assets and liabilities involving a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003. The change in fair value of these derivative assets and liabilities must be recorded in the Statements of Consolidated Income for each reporting period. As of December 31, 2001, the Company has recognized $221 million of non-trading derivative assets and $103 million of non-trading derivative liabilities related to these transactions. During the three months ended March 31, 2002, $24 million of net non-trading derivative assets were settled related to these transactions, and a $1 million pre-tax unrealized gain was recognized. As of March 31, 2002, the Company has recognized $201 million of non-trading derivative assets and $106 million of non-trading derivative liabilities related to these transactions.

(5)  ACQUISITION OF ORION POWER HOLDINGS, INC.

     In February 2002, Reliant Resources acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. Reliant Resources funded the Orion Power acquisition with a $2.9 billion term loan and $41 million of cash on hand. The term loan must be repaid by February 19, 2003. As a result of the acquisition, Reliant Resources' consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in certain deregulated wholesale markets throughout North America. As of March 31, 2002, Orion Power had 81 power plants with a total generating capacity of 5,644 Megawatts (MW) and two development projects with an additional 804 MW of capacity under construction.

     The Company accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The Company's fair value adjustments included adjustments in property, plant and equipment, unrecognized pension and post retirement benefits liabilities and related deferred taxes. The Company expects to finalize these fair value adjustments no later than February 2003, based on valuations of property, plant and equipment, intangible assets and other assets and obligations.

     The Company's results of operations include the results of Orion Power only for the period beginning February 19, 2002. The following table presents selected financial information and unaudited pro forma information for the three months ended March 31, 2001 and 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable.

                                                               THREE MONTHS ENDED MARCH 31,
                                                      -----------------------------------------------
                                                              2001                      2002
                                                      ---------------------     ---------------------
                                                       ACTUAL     PRO FORMA      ACTUAL     PRO FORMA
                                                      --------    ---------     --------    ---------
                                                          (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues ........................................     $ 12,078    $  12,352     $  8,656    $   8,790
Income before cumulative effect of accounting
  change ........................................          201          203          225          177
Net income ......................................          262          265          225          177

Basic earnings per share before cumulative effect
  of accounting change ..........................     $   0.69    $    0.71     $   0.76    $    0.60
Diluted earnings per share before cumulative
  effect of accounting change ...................         0.69         0.70         0.76         0.60
Basic earnings per share ........................         0.91         0.92         0.76         0.60
Diluted earnings per share ......................         0.90         0.91         0.76         0.60

     These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, interest income and income taxes. The unaudited pro forma condensed consolidated financial statements reflect the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142. For additional information regarding the Company's adoption of SFAS No. 142, please read Note 6.

     In connection with Reliant Resources' acquisition of Orion Power, Reliant Resources assumed various credit facilities, senior notes and convertible senior notes, which are discussed below.

     New York Credit Agreement. As of March 31, 2002, Orion Power New York, LP (Orion NY), a wholly owned subsidiary of Orion Power, had a secured credit agreement (New York Credit Agreement), which includes a $502 million acquisition facility and a $30 million revolving working capital facility. As of March 31, 2002, Orion NY had $502 million of acquisition loans outstanding. As of March 31, 2002, there were no revolving loans outstanding. A total of $10 million in letters of credit were outstanding under the New York Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) the London inter-bank offered rate (LIBOR) plus a margin. The rate as of March 31, 2002, was 3.75%. The credit agreement is secured by substantially all of the assets of Orion NY. The credit agreement expires in December 2002.

     MidWest Credit Agreement. As of March 31, 2002, Orion Power MidWest LP (Orion MidWest), a wholly owned subsidiary of Orion Power, had a secured credit agreement (Midwest Credit Agreement), which includes a $988 million acquisition facility and a $75 million revolving working capital facility. As of March 31, 2002, Orion MidWest had $988 million and $28 million of acquisition loans and revolving loans outstanding, respectively. The borrowings under each facility bear interest at a floating rate. A total of $15 million in letters of credit were outstanding under the MidWest Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The rate as of March 31, 2002, was 3.34%. Borrowings under the MidWest Credit Agreement are secured by substantially all the assets of Orion MidWest. The credit agreement expires in October 2002.

     The New York Credit Agreement and the Midwest Credit Agreement (collectively, the Orion Credit Agreements) contain restrictive covenants that restrict the ability to, among other things, make dividend distributions unless Orion NY or Orion MidWest satisfy various conditions. As of March 31, 2002 restricted cash under the Orion Credit Agreements totaled $267 million.

     In connection with the Orion Power acquisition, the existing interest rate swaps for the New York Credit Agreement and MidWest Credit Agreement were bifurcated into a debt component and a derivative component. The fair value of the debt component, approximately $31 million for the New York Credit Agreement and $59 million for the MidWest Credit Agreement, was based on Reliant Resources' incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense over the life of the interest rate swaps. For the period from February 20, 2002 through March 31, 2002, $1 million and $2 million was amortized to interest expense for the New York Credit Agreement and MidWest Credit Agreement, respectively. See Note 4 for information regarding the Company's derivative financial instruments.

     The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. For the three months ended March 31, 2002, Orion MidWest did not meet its debt service coverage ratio, and alternatively made a $25 million prepayment on March 22, 2002, as permitted by the MidWest Credit Agreement in order to maintain compliance. Orion MidWest may not be able to meet this debt service coverage ratio for the quarter ending June 30, 2002. It is Reliant Resources' current intention to arrange for the repayment, refinancing or amendment of these facilities prior to June 30, 2002. If the MidWest Credit Agreement facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, Reliant Resources believes that it will be able to obtain such a waiver. However, Reliant Resources currently has no assurance that it will be able to obtain such a waiver or amendment from the lender groups if required under the MidWest Credit Agreement.

     Liberty Credit Agreement. Liberty Electric Power, LLC (Liberty), a wholly owned subsidiary of Orion Power, has entered into a facility that provides for
(a) a construction/term loan in an amount of up to $105 million; (b) an institutional term loan in an amount of up to $165 million; (c) an equity bridge loan in an amount of up to $41 million; (d) a revolving working capital facility for an amount of up to $5 million; and (e) a debt service reserve letter of credit facility of $17.5 million (Liberty Credit Agreements).

     Amounts outstanding under this facility bear interest at a floating rate for a portion of the facility, which may be either (a) a base rate or (b) LIBOR plus a margin, except for the institutional term loan which bears interest at a fixed rate. At March 31, 2002, the interest rate was 3.04% on the floating rate component and 9.02% on the fixed rate portion. As of March 31, 2002, Liberty had $135 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively.

     The lenders under the Liberty Credit Agreements have a security interest in substantially all of the assets of Liberty and have negative pledges on other fixed assets of Liberty. The Liberty Credit Agreement contains restrictive covenants that restrict Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of March 31, 2002, restricted cash under the Liberty Credit Agreement totaled $25 million.

     The Liberty equity bridge loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met. The debt service reserve letter of credit facility becomes available for use when the conditions precedent to conversion to a term loan are met and matures five years thereafter. The working capital facility becomes available for use six months prior to the scheduled conversion date and matures five years thereafter. The construction/term loan matures on the earlier of October 1, 2002, or a date on which the conditions precedent to conversion to a term loan are met and matures ten years thereafter. The institutional term loan has a final maturity date of April 15, 2026.

     Senior Notes. Orion Power has outstanding $400 million of 12% senior notes due 2010 (Senior Notes). The Senior Notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries. In connection with the Orion Power acquisition, Reliant Resources recorded the Senior Notes at estimated fair value, $479 million. The $79 million premium will be amortized against interest expense over the life of the Senior Notes. The fair value of the Senior Notes is based on Reliant Resources' incremental borrowing rates for similar types of borrowing arrangements. The Senior Notes indenture contains covenants that include among others, restrictions on the payment of dividends by Orion Power.

     Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Senior Notes on March 21, 2002. The offer to repurchase expired on April 18, 2002. There were no acceptances of the offer to repurchase and the entire $400 million remains outstanding.

     Before May 1, 2003, Orion Power may redeem up to 35% of the Senior Notes issued under the indenture at a redemption price of 112% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, with the net cash proceeds of an equity offering provided that certain provisions under the indenture are met.

     Revolving Senior Credit Facility. Orion Power has an unsecured $75 million revolving senior credit facility that matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. As of March 31, 2002, there were no outstanding borrowings under this facility, but a total of $70 million in letters of credit were outstanding. This credit facility contains various covenants that include among others, restrictions on the payment of dividends by Orion Power. As of March 31, 2002, restricted cash under this revolving senior credit facility totaled $9 million.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the quarter ended March 31, 2002. In the event that Orion Power is unable to meet this financial covenant for a second consecutive fiscal quarter, it would constitute a default under its credit facility. It is Reliant Resources' current intention to arrange for the repayment, refinancing or amendment of this facility prior to June 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, Reliant Resources believes that it will be able to obtain such a waiver. However, Reliant Resources currently has no assurance that it will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility.

     Convertible Senior Notes. Orion Power had outstanding $200 million of 4.5% convertible senior notes, due on June 1, 2008 (Convertible Senior Notes). Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Convertible Senior Notes on March 1, 2002, which expired on April 10, 2002. During the second quarter of 2002, Reliant Resources repurchased $189 million in principal amount under the offer to repurchase and $11 million aggregate principal amount of the Convertible Senior Notes remains outstanding.

(6)  GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002.

     With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                            THREE MONTHS ENDED MARCH 31,
                                           -----------------------------
                                               2001             2002
                                            ----------       ----------
                                          (IN MILLIONS, EXCEPT PER SHARE)
Reported net income ..................      $      262       $      225
Add: Goodwill amortization, net of tax              21               --
                                            ----------       ----------
Adjusted net income ..................      $      283       $      225
                                            ==========       ==========

Basic Earnings Per Share:
Reported net income ..................      $     0.91       $     0.76
Add: Goodwill amortization, net of tax            0.07               --
                                            ----------       ----------
Adjusted basic earnings ..............      $     0.98       $     0.76
                                            ==========       ==========

Diluted Earnings Per Share:
Reported net income ..................      $     0.90       $     0.76
Add: Goodwill amortization, net of tax            0.07               --
                                            ----------       ----------
Adjusted diluted earnings ............      $     0.97       $     0.76
                                            ==========       ==========

     The components of the Company's other intangible assets consist of the following:

                                           DECEMBER 31, 2001              MARCH 31, 2002
                                        ------------------------     ------------------------
                                        CARRYING    ACCUMULATED      CARRYING    ACCUMULATED
                                         AMOUNT     AMORTIZATION      AMOUNT     AMORTIZATION
                                        --------    ------------     --------    ------------
                                                            (IN MILLIONS)
Air Emission Regulatory Allowances      $    255     $      (78)     $    267     $      (79)
Other Power Generation Site Permits           77             (3)           77             (4)
Water Rights ......................           68             (4)           68             (5)
Land Use Rights ...................           59            (11)           59            (11)
Other .............................           16             (1)           19             (3)
                                        --------     ----------      --------     ----------
    Total .........................     $    475     $      (97)     $    490     $     (102)
                                        ========     ==========      ========     ==========

     The Company recognizes specifically identifiable intangibles, including air emissions regulatory allowances and water and land use rights and permits, when specific rights and contracts are acquired. The Company amortizes air emissions regulatory allowances primarily on a units-of-production basis as utilized. The Company amortizes other acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives. The Company has no intangible assets with indefinite lives recorded as of March 31, 2002.

     Amortization expense for other intangibles for the three months ended March 31, 2001 and 2002 was $24 million and $5 million, respectively. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows (in millions):

                      2002..........................    $   15
                      2003..........................        15
                      2004..........................        15
                      2005..........................        16
                      2006..........................        15
                      2007..........................        15
                                                        ------
                        Total.......................    $   91
                                                        ======


     Changes in the carrying amount of goodwill for the three months ended March 31, 2002, by reportable business segment, are as follows:

                                              GOODWILL
                                              ACQUIRED       FOREIGN
                                 AS OF       DURING THE      CURRENCY                        AS OF
                           JANUARY 1, 2002     PERIOD     EXCHANGE IMPACT     OTHER     MARCH 31, 2002
                           ---------------   ----------   ---------------   ---------   --------------
                                                           (IN MILLIONS)
Natural Gas Distribution    $       1,085    $       --    $          --    $      --     $    1,085
Pipelines and Gathering               601            --               --           --            601
Wholesale Energy .......              184         1,321               --            1          1,506
European Energy ........              632            --              (13)          --            619
Retail Energy ..........               32            --               --           --             32
Other Operations .......               54            --               --           --             54
                            -------------    ----------    -------------    ---------     ----------
  Total ................    $       2,588    $    1,321    $         (13)   $       1     $    3,897
                            =============    ==========    =============    =========     ==========

     The Company is in the process of determining further effects of adoption of SFAS No. 142 on its consolidated financial statements, including the review of goodwill for impairment. The Company has not completed its review pursuant to SFAS No. 142. However, based on the Company's preliminary review, the Company believes an impairment of its European Energy business segment goodwill is reasonably possible. The Company has retained outside valuation firms to assist in completion of its review and will finalize its review of goodwill for its reporting units during the second quarter of 2002. Any impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. As of March 31, 2002, the Company has completed its assessment of intangible assets and no indefinite lived intangible assets were identified. No impairment losses were recorded in the first quarter of 2002 and no changes were made to the expected useful lives of the Company's intangible assets as a result of this assessment.

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                                              FOR THE THREE MONTHS ENDED
                                                                                       MARCH 31,
                                                                              --------------------------
                                                                                 2001            2002
                                                                              ----------      ----------
                                                                                    (IN MILLIONS)
Net income attributable to common stockholders ..........................     $      262      $      225
Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments ..............................             (1)            (12)
  Additional minimum non-qualified pension liability adjustment .........             (2)             --
  Cumulative effect of adoption of SFAS No. 133 .........................           (252)             --
  Net deferred gains from cash flow hedges ..............................            176             200
  Reclassification of deferred loss (gain) from cash flow hedges realized
    in net income .......................................................              7             (27)
  Unrealized gain (loss) on available-for-sale securities ...............              7              (1)
                                                                              ----------      ----------
Other comprehensive (loss) income .......................................            (65)            160
                                                                              ----------      ----------
Comprehensive income ....................................................     $      197      $      385
                                                                              ==========      ==========

(8)  SHORT-TERM BORROWINGS

     As of March 31, 2002, the Company had credit facilities, which included the facilities of various financing subsidiaries, Reliant Resources, REPGB and Reliant Energy Resources Corp. (RERC Corp.) and their subsidiaries, with financial institutions that provide for an aggregate of $13.4 billion in committed credit. The facilities expire as follows: $7.6 billion in 2002, $4.3 billion in 2003 and $1.5 billion in 2004 and beyond. As of March 31, 2002, borrowings and letters of credit of $10.0 billion were outstanding or supported under these credit facilities of which $0.6 billion was classified as long-term debt, based on availability of committed credit with expiration dates exceeding one year and management's intention to borrow these amounts for periods in excess of one year. Various credit facilities aggregating $2.5 billion may be used for letters of credit of which $0.6 billion was outstanding as of March 31, 2002. Interest rates on borrowings are based on LIBOR plus a margin, Euro interbank deposits plus a margin, a base rate or a rate determined through a bidding process. Credit facilities aggregating $6.1 billion are unsecured. The credit facilities contain covenants and requirements which must be met to borrow funds and obtain letters of credit, as applicable. Facilities having covenants that may materially restrict the borrowers from borrowing funds or obtaining letters of credit, as applicable, under such facilities are expected to be replaced with less restrictive facilities by July 2002. As of March 31, 2002, the borrowers were in compliance with the covenants under all of these credit agreements, but under certain debt instruments of Orion Power and its subsidiaries as discussed in Note 5, Orion Power will cease to be in compliance unless certain coverage ratios improve.

     The Company sells commercial paper to provide financing for general corporate purposes. As of March 31, 2002, $2.1 billion of commercial paper was outstanding. The commercial paper borrowings are supported by various credit facilities discussed above, including $4.7 billion in credit facilities expiring in 2002 and a $350 million revolving credit facility expiring in 2003.

     RERC Corp. has a receivables facility under which it sells its customer accounts receivable. Advances under this facility are reflected in the Consolidated Balance Sheets as short-term debt. In the first quarter of 2002, RERC Corp. reduced its trade receivables facility from $350 million to $150 million. Borrowings under the receivables facility aggregating $196 million were repaid in January 2002 with proceeds from the issuance of commercial paper under RERC Corp.'s $350 million revolving credit facility and from the liquidation of short-term investments. At March 31, 2002, RERC Corp. had letters of credit outstanding under this facility of $2.5 million.

(9)  RECEIVABLES FACTORING AGREEMENT

     In December 2001, Reliant Energy HL&P terminated an agreement under which it had historically sold its customer accounts receivable. Proceeds from the sale of customer accounts receivable pursuant to this agreement were historically treated as a sale and not reflected as debt in the Consolidated Balance Sheets. In connection with this termination, in January 2002, Reliant Energy HL&P repurchased $369 million of previously sold customer accounts receivable. Funds used to repurchase these receivables were obtained from a combination of bank loans and the sale of commercial paper.

(10) EARNINGS PER SHARE

     The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                                   FOR THE THREE MONTHS ENDED
                                                                            MARCH 31,
                                                                  -----------------------------
                                                                      2001             2002
                                                                  ------------     ------------
                                                                  (IN MILLIONS, EXCEPT SHARE AND
                                                                        PER SHARE AMOUNTS)
Basic EPS Calculation:
  Income before cumulative effect of accounting change ......     $        201     $        225
  Cumulative effect of accounting change, net of tax ........               61               --
                                                                  ------------     ------------
  Net income attributable to common stockholders ............     $        262     $        225
                                                                  ============     ============

Weighted average shares outstanding .........................      287,336,000      296,222,000
                                                                  ============     ============

Basic EPS:
  Income before cumulative effect of accounting change ......     $       0.69     $       0.76
  Cumulative effect of accounting change, net of tax ........             0.22               --
                                                                  ------------     ------------
  Net income attributable to common stockholders ............     $       0.91     $       0.76
                                                                  ============     ============

Diluted EPS Calculation:
  Net income attributable to common stockholders ............     $        262     $        225
  Plus: Income impact of assumed conversions:
    Interest on 6-1/4% convertible trust preferred securities               --               --
                                                                  ------------     ------------
  Total earnings effect assuming dilution ...................     $        262     $        225
                                                                  ============     ============

Weighted average shares outstanding .........................      287,336,000      296,222,000
  Plus: Incremental shares from assumed conversions(1):
    Stock options ...........................................        2,337,000          403,000
    Restricted stock ........................................          486,000          528,000
    6-1/4% convertible trust preferred securities ...........           14,000           13,000
                                                                  ------------     ------------
  Weighted average shares assuming dilution .................      290,173,000      297,166,000
                                                                  ============     ============

Diluted EPS:
  Income before cumulative effect of accounting change ......     $       0.69     $       0.76
  Cumulative effect of accounting change, net of tax ........             0.21               --
                                                                  ------------     ------------
  Net income attributable to common stockholders ............     $       0.90     $       0.76
                                                                  ============     ============

----------
(1) For the three months ended March 31, 2001 and 2002, the computation of diluted EPS excludes 191,266 and 5,595,200 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $41.69 to $47.22 per share and $24.38 to $50.00 per share for the first quarter 2001 and 2002, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(11) CAPITAL STOCK

     Common Stock. Reliant Energy has 700,000,000 authorized shares of common stock. At December 31, 2001, 302,943,709 shares of Reliant Energy common stock were issued and 295,873,820 shares of Reliant Energy common stock were outstanding. At March 31, 2002, 303,496,203 shares of Reliant Energy common stock were issued and 297,437,214 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (7,069,889 and 6,058,989 at December 31, 2001 and March 31, 2002, respectively). Reliant Energy declared dividends of $0.375 per share in the first quarter of 2001 and 2002.

(12) TRUST PREFERRED SECURITIES

(a)  Reliant Energy.

     Statutory business trusts created by Reliant Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):


                         AGGREGATE LIQUIDATION
                                AMOUNT
                        -----------------------                            MANDATORY
                        DECEMBER 31,   MARCH 31,   DISTRIBUTION RATE/   REDEMPTION DATE/      JUNIOR SUBORDINATED
         TRUST             2001          2002         INTEREST RATE      MATURITY DATE             DEBENTURES
---------------------   -----------    --------    ------------------   ----------------   -------------------------

REI Trust I              $     375     $    375           7.20%          March 2048        7.20% Junior Subordinated
                                                                                           Debentures due 2048

HL&P Capital Trust I     $     250     $    250           8.125%         March 2046        8.125% Junior Subordinated
                                                                                           Deferrable Interest
                                                                                           Debentures Series A

HL&P Capital Trust II    $     100     $    100           8.257%         February 2037     8.257% Junior Subordinated
                                                                                           Deferrable Interest
                                                                                           Debentures Series B

     For additional information regarding the $625 million of preferred securities and the $100 million of capital securities, see Note 11 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference. The sole asset of each trust consists of junior subordinated debentures of Reliant Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities, and the principal amounts corresponding to the common and preferred securities or capital securities issued by that trust.

(b)  RERC Corp.

     A statutory business trust created by RERC Corp. (RERC Trust) has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):

                         AGGREGATE LIQUIDATION
                                AMOUNT
                        -----------------------                            MANDATORY
                        DECEMBER 31,   MARCH 31,   DISTRIBUTION RATE/   REDEMPTION DATE/     JUNIOR SUBORDINATED
         TRUST             2001          2002         INTEREST RATE      MATURITY DATE            DEBENTURES
---------------------   -----------    --------    ------------------   ----------------   ------------------------

RERC Trust               $       1     $      1           6.25%          June 2026         6.25% Convertible Junior
                                                                                           Subordinated Debentures
                                                                                           due 2026

     For additional information regarding the convertible preferred securities, see Note 11 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference. The sole asset of the trust consists of convertible junior subordinated debentures of RERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities, and the principal amount corresponding to the common and convertible preferred securities issued by the trust.

(13) COMMITMENTS AND CONTINGENCIES

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

     The extent to which issues in the Three Cities case may affect the claims of the other cities served by Reliant Energy HL&P cannot be assessed until judgments are final and no longer subject to appeal. However, the trial court's rulings disregarding most of the jury's findings are consistent with Texas Supreme Court opinions over the past decade. The Company estimates the range of possible outcomes for the plaintiffs in the Three Cities case to be between zero and $18 million inclusive of interest and attorneys' fees.

     California Wholesale Market. Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services), REPG and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at its own expense. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. The cases were initially removed to federal court and were then assigned to Judge Robert H. Whaley, United States District Judge, pursuant to the federal procedures for multi-district litigation. On July 30, 2000, Judge Whaley remanded the cases to state court. Upon remand to state court, the cases were assigned to Superior Court Judge Janis L. Sammartino pursuant to the California state coordination procedures. On March 4, 2002, Judge Sammartino adopted a schedule proposed by the parties that would result in a trial beginning on March 1, 2004. On March 8, 2002, the plaintiffs filed a single, consolidated complaint naming numerous defendants, including Reliant Energy Services and other Reliant Resources' subsidiaries, that restated the allegations described above and alleged that damages against all defendants could be as much as $1 billion. On April 17, 2002, a demurrer was filed in the coordinated proceedings seeking dismissal of the complaints on the basis of the filed rate doctrine and federal preemption. On April 22 and 23, 2002, the Company and Duke Energy filed cross complaints in the coordinated proceedings seeking, in an alternative pleading, relief against other market participants in California, including Powerex Corp., the Los Angeles Department of Water and Power and the Bonneville Power Administration. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant.

     On April 23, 2002 and on May 14, 2002, two class action lawsuits were filed against a number of companies that own generation facilities in California and other sellers of electricity in California, including Reliant Energy and the Company's subsidiaries that own generation facilities in California. One of the lawsuits was filed in the San Mateo County Superior Court and the other lawsuit was filed in the San Francisco County Superior Court. These lawsuits assert causes of action similar to those alleged in the Clayton Act lawsuit filed by the California Attorney General described below and claim that defendants acquired California generating plants with "the purpose and effect of substantially lessening competition," and that these acquisitions allowed defendants "to exercise market power to withhold capacity and raise prices above competitive levels." Additionally, these lawsuits allege that the named defendants manipulated the market and used market power to "game" the system through both the physical and economic withholding of power. The Company has not yet answered or otherwise responded to these lawsuits.

     On March 11, 2002, the California Attorney General filed a civil lawsuit in San Francisco Superior Court naming Reliant Energy, Reliant Resources, Reliant Energy Services, REPG, and several other subsidiaries of Reliant Resources as defendants. Pursuant to the terms of the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at its own expense. The Attorney General alleges various violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator (Cal ISO). In addition to injunctive relief, the Attorney General seeks restitution and disgorgement of alleged unlawful profits for sales of electricity, and civil penalties. The Company has removed this lawsuit to federal court, where it has been assigned to Judge Samuel Conti in the Northern District of California.

     On March 19, 2002, the California Attorney General filed a complaint with the Federal Energy Regulatory Commission (FERC) naming Reliant Energy Services and "all other public utility sellers" in California as defendants. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. The California Attorney General argues that, as a result, all past sales should be subject to refund if found to be above just and reasonable levels.

     On April 15, 2002, the California Attorney General filed a lawsuit in San Francisco County Superior Court against Reliant Energy, Reliant Resources and a number of its subsidiaries. The complaint is substantially similar to the compliant described above filed by the California Attorney General with the FERC on March 19, 2002. The complaint also alleges that the Company consistently charged unjust and unreasonable prices for electricity, and that each instance of overcharge violates California law. The lawsuit seeks fines of up to $2,500 for each alleged violation, and "other equitable relief as appropriate." The Company has removed this case to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

     On April 15, 2002, the California Attorney General and the California Department of Water Resources (CDWR) filed a complaint in the United States District Court for the Northern District of California against Reliant Energy, Reliant Resources and a number of its subsidiaries. In this lawsuit, the Attorney General alleges that the Company's acquisition of electric generating facilities from Southern California Edison (SCE) in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit claims that the acquisitions gave the Company market power which it then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of the Company's California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of market power. This lawsuit also has been assigned to Judge Vaughn Walker. The Company has not yet answered or otherwise responded to this lawsuit.

     The above-described lawsuits and proceedings regarding California electricity sales are currently the subject of intense, highly-charged media and political attention. Their ultimate outcome cannot be predicted at this time.

     Natural Gas Measurement Lawsuits. In 1997, a suit was filed under the Federal False Claim Act against RERC Corp. and certain of its subsidiaries alleging mismeasurement of natural gas produced from federal and Indian lands. The suit seeks undisclosed damages, along with statutory penalties, interest, costs, and fees. The complaint is part of a larger series of complaints filed against 77 natural gas pipelines and their subsidiaries and affiliates. An earlier single action making substantially similar allegations against the pipelines was dismissed by the U.S. District Court for the District of Columbia on grounds of improper joinder and lack of jurisdiction. As a result, the various individual complaints were filed in numerous courts throughout the country. This case was consolidated, together with the other similar False Claim Act cases filed and transferred to the District of Wyoming. Motions to dismiss were denied. The defendants intend to vigorously contest this case.

     In addition, RERC Corp., Reliant Energy Gas Transmission Company (REGT), Reliant Energy Field Services, Inc. (REFS) and Mississippi River Transmission Corporation (MRT) have been named as defendants in a class action filed in May 1999 against approximately 245 pipeline companies and their affiliates. The plaintiffs in the case purport to represent a class of natural gas producers and fee royalty owners who allege that they have been subject to systematic gas mismeasurement by the defendants, including certain Reliant Energy entities, for more than 25 years. The plaintiffs seek compensatory damages, along with statutory penalties, treble damages, interest, costs and fees. The action is currently pending in state court in Stevens County, Kansas. Plaintiffs initially sued Reliant Energy Services, but that company was dismissed without prejudice on June 8, 2001. Other Reliant Energy entities that were misnamed or duplicative have also been dismissed. MRT and REFS have filed motions to dismiss for lack of personal jurisdiction and are currently responding to discovery on personal jurisdiction. All four Reliant Energy defendants have joined in a motion to dismiss.

     The defendants plan to raise significant affirmative defenses based on the terms of the applicable contracts, as well as on the broad waivers and releases in take or pay settlements that were granted by the producer-sellers of natural gas who are putative class members.

(b)  Environmental Matters.

     Clean Air Standards. The Company has participated in a lawsuit against the Texas Natural Resource Conservation Commission (TNRCC) regarding the limitation of the emission of oxides of nitrogen (NOx) in the Houston area. A settlement of the lawsuit was reached with the TNRCC in the second quarter of 2001 and revised emissions limitations were adopted by the TNRCC in the third quarter of 2001. The revised limitations provide for an increase in allowable NOx emissions, compared to the original TNRCC requirements, through 2004. Further emission reductions may or may not be required by 2007, depending upon the outcome of continuing investigations of regional air quality issues. To achieve the 2004 TNRCC NOx reduction requirements, the Company anticipates investing up to $721 million in capital for emission control equipment, including costs incurred through December 31, 2001, and potentially up to an additional $88 million by 2007.

     The Texas electric restructuring law provides for stranded cost recovery for expenditures incurred before May 1, 2003 to achieve the NOx reduction requirements. Incurred costs include costs for which contractual obligations have been made. The Texas Utility Commission had determined that the Company's emission control plan is the most effective control option and that up to $699 million is eligible for cost recovery. In addition, the Company is required to provide $16.2 million in funding for certain NOx reduction projects associated with East Texas pipeline companies. These funds are also eligible for cost recovery.

     Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against REGT, Reliant Energy Pipeline Services, Inc., RERC Corp., Reliant Energy Services, other Reliant Energy entities and third parties (Docket No. 460, 916-Div. "B"), in the 1st Judicial District Court, Caddo Parish, Louisiana. The petition has now been supplemented five times. As of May 13, 2002, there were 534 plaintiffs, a majority of whom are Louisiana residents who live near the Wilcox Aquifer. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts.

     The suit alleges that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer which lies beneath property owned or leased by the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution. This site was originally leased and operated by predecessors of REGT in the late 1940s and was operated until Arkansas Louisiana Gas Company ceased operations of the plant in the late 1970s.

     Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or dimunition of value of their property, and in addition seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of March 31, 2002, the Company is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in this matter.

     Manufactured Gas Plant Sites. RERC Corp. and its predecessors operated a manufactured gas plant (MGP) until 1960 adjacent to the Mississippi River in Minnesota, formerly known as Minneapolis Gas Works (MGW). RERC Corp. has substantially completed remediation of the main site other than ongoing water monitoring and treatment. The manufactured gas was stored in separate holders. RERC Corp. is negotiating clean-up of one such holder. There are six other former MGP sites in the Minnesota service territory. Remediation has been completed on one site. Of the remaining five sites, RERC Corp. believes that two were neither owned nor operated by RERC Corp. RERC Corp. believes it has no liability with respect to the sites it neither owned nor operated.

     At March 31, 2002, RERC Corp. had accrued $23 million for remediation of the Minnesota sites. At March 31, 2002, the estimated range of possible remediation costs was $11 million to $49 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used.

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

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) (see
Note 3(a) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of March 31, 2002, REMA had liabilities associated with six ash disposal site closures and six site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $36 million as of March 31, 2002. The Company expects approximately $16 million will be paid over the next five years.

     REPGB Asbestos Abatement and Soil Remediation. Prior to the Company's acquisition of REPGB (see Note 3(b) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference), REPGB had a $23 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of March 31, 2002, the estimated undiscounted liability for this asbestos abatement and soil remediation was $18 million.

     Orion Power Environmental Contingencies. In connection with Orion Power's acquisition of 70 hydro plants in northern and central New York and four gas- or oil-fired plants in New York City, Orion Power recorded a liability for the estimated cost of environmental remediation. The liability was based on valuation reports provided by independent environmental liability assessment experts. In conjunction with these valuations, Orion Power has developed remediation plans for each item specifically identified. For environmental items at the New York City sites, the New York State Department of Environmental Conservation has issued consent orders requiring active investigation and remediation of past releases of petroleum and other substances by the prior owners. The consent order also contains obligations related to continuing compliance with environmental regulations. The liability assumed and recorded by the Company was approximately $7 million which is expected to be paid out through 2009.

     In connection with the acquisition of Midwest assets by Orion Power, Orion Power recorded a liability for the estimated cost of environmental remediation, based on valuations performed by independent environmental liability assessment experts. In conjunction with these valuations, Orion Power has developed remediation plans for the known liabilities. The liability assumed and recorded by the Company was approximately $5 million, which will be paid out through 2009.

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

(d)  California Wholesale Market Uncertainty.

     Receivables. During portions of 2000 and 2001, prices for wholesale electricity in California increased dramatically as a result of a combination of factors, including higher natural gas prices and emission allowance costs, reduction in available hydroelectric generation resources, increased demand, decreased net electric imports and limitations on supply as a result of maintenance and other outages. The resulting supply and demand imbalance disproportionately impacted California utilities that relied too heavily on short-term power markets to meet their load requirements. Although wholesale prices increased, California's deregulation legislation kept retail rates frozen at 10% below 1996 levels for two of California's public utilities, Pacific Gas and Electric (PG&E) and SCE, until rates were raised by the California Public Utilities Commission (CPUC) early in 2001.

     Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy and since January 17, 2001 have not directly purchased power from third-party suppliers through the Cal ISO to serve their net short load. Pursuant to emergency legislation enacted by the California Legislature, the CDWR has negotiated and purchased power through short- and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE to meet their net short loads. In December 2001, the CDWR began making payments to the Cal ISO for real-time transactions. The CDWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's application of CDWR's payment for the month of January 2001 and failure to pay interest on past due CDWR payments are the subjects of motions filed by the Company with the FERC. On May 15, 2002, the FERC issued an order stating that sellers, including the Company, should receive interest payments on these past due amounts. In addition, the Company is prosecuting a lawsuit in California to recover the market value of forward contracts seized by California Governor Gray Davis in violation of the Federal Power Act. Governor Davis' actions prevented the liquidation of the contracts by the California Power Exchange (Cal PX) to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including the Company. The timing and ultimate resolution of this claim is uncertain at this time.

     On September 20, 2001, PG&E filed a Plan of Reorganization and an accompanying disclosure statement with the bankruptcy court. Under this plan, PG&E would pay all allowed creditor claims in full, through a combination of cash and long-term notes. Components of the plan will require the approval of the FERC, the SEC and the Nuclear Regulatory Commission (NRC), in addition to the bankruptcy court. PG&E has stated it seeks to have this plan confirmed by December 31, 2002. On April 24, 2002, the bankruptcy judge approved PG&E's disclosure statement. A number of parties are contesting PG&E's reorganization plan, including a number of California parties and agencies. The bankruptcy judge in the PG&E case has ordered that the CPUC may file a competing plan. The ability of PG&E to have its reorganization plan confirmed, including the provision providing for the payment in full of unsecured creditors, is uncertain at this time. The CPUC has filed a competing plan and disclosure statement. The CPUC's plan provides for payment of allowed creditor claims in full in cash. The CPUC disclosure statement was approved on May 15, 2002. The timing and probability of confirmation of either plan, including the provision for payment in full of all unsecured creditors, is uncertain at this time.

     On October 5, 2001, a federal district court in California entered a stipulated judgment approving a settlement between SCE and the CPUC in an action brought by SCE regarding the recovery of its wholesale power costs under the filed rate doctrine. Under the stipulated judgment, a rate increase approved earlier in 2001 will remain in place until the earlier of SCE recovering $3.3 billion or December 31, 2002. After that date, the CPUC will review the sufficiency of retail rates through December 31, 2005. A consumer organization has appealed the judgment to the Ninth Circuit Court of Appeals, and no hearing has been held to date. Under the stipulated judgment, any settlement with SCE's creditors that is entered into after March 1, 2002 must be approved by the CPUC. The Company has appealed this provision of the judgment. On March 1, 2002, SCE made a payment to the Cal PX that included amounts it owed the Company. The Company has made a filing with FERC seeking an order providing for the disbursement of the funds owed to the suppliers. The FERC and the bankruptcy court governing the Cal PX bankruptcy proceedings are considering how to dispense this money and it remains uncertain when those funds will be paid over to the Company.

     As of December 31, 2001 and March 31, 2002, the Company was owed a total of $302 million and $267 million, respectively, by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through March 31, 2002. From March 31, 2002 through May 10, 2002, the Company has collected $3 million of these receivable balances. As of December 31, 2001, the Company had a pre-tax provision of $68 million against receivable balances related to energy sales in the California market. In the first quarter of 2002, $33 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX, as referred to above. In the first quarter of 2001, the Company recorded a $38 million provision against receivable balances related to energy sales in the West region. As of March 31, 2002, the Company had a remaining pre-tax provision of $35 million against these receivable balances. Management will continue to assess the collectability of these receivables based on further developments affecting the California electricity market and the market participants described herein.

     FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued a number of orders implementing a series of wholesale market reforms. In these orders, the FERC also instituted a refund proceeding, described below, as a result of which the Company may face an as yet undetermined amount of refund liability. See "- FERC Refunds" below. Prior to accepting a methodology for calculating refunds in the refund proceeding, the FERC has identified, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by the Company for sales in California to the Cal ISO and the Cal PX as being subject to possible refunds. During the second quarter of 2001, the Company accrued refunds of $15 million, $3 million of which had been previously expensed during the first quarter of 2001.

     On April 26, 2001, the FERC issued an order replacing previous price review procedures and establishing a market monitoring and mitigation plan, effective May 29, 2001, for the California markets. The plan establishes a cap on prices during periods when power reserves fall below 7% in the Cal ISO (reserve deficiency periods). The Cal ISO is instructed to use data submitted confidentially by gas-fired generators in California and daily indices of natural gas to establish the proxy market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that prices charged by sellers engaging in certain bidding practices will be subject to increased scrutiny by the FERC, and such sellers could face potential refunds and even revocation of their market-based rate authority. On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted in its April 26 order, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states in addition to California, including Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. The FERC set July 2, 2001 as the refund effective date for sales subject to the price mitigation plan throughout the West region. This means that transactions after that date may be subject to refund if found to be unjust or unreasonable. The proxy market clearing price calculated by the Cal ISO under the June 19, 2001 order will apply during periods of reserve deficiency to all sales in the Cal ISO and Western spot markets. In non-reserve deficiency hours in California, the maximum price in California and the other Western states will be capped at 85% of the highest Cal ISO hourly market clearing price established during the most recent reserve deficiency period. Sellers other than marketers will be allowed to bid higher than the maximum prices, but such bids are subject to justification and potential refund. Justification of higher prices is limited to demonstrating higher actual gas costs than the gas price index used in the proxy price calculation together with showing that conditions in natural gas markets changed significantly. The modified monitoring and mitigation plan went into effect June 20, 2001, and is scheduled to terminate on September 30, 2002, covering two summer peak seasons, or approximately 16 months.

     On December 19, 2001, the FERC issued additional orders on price mitigation in California and the West region. These orders largely maintained existing mitigation mechanisms, but allowed prices to rise in connection with natural gas prices for the period from December 20, 2001 through April 30, 2002, at which point the previous mitigation formula was reinstated.

     In addition, the December 19, 2001 orders also affirmed the June 19, 2001 order's requirement that generators must offer all available capacity for sale in the real-time market. As a result of this requirement, the Company's opportunity to sell ancillary services in the West region is reduced. During 2001, the Company recorded $42 million in revenues related to ancillary services in the West region.

     On May 15, 2002, the FERC issued several orders clarifying and modifying its mitigation measures. These orders removed the possibility that the Cal ISO would retroactively adjust mitigated market clearing prices for 2001 and provided the Cal ISO with further instructions for payment of minimum load costs owed to sellers complying with the must offer obligation for the period June 20, 2001 through the expiration of mitigation on September 30, 2002.

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

     FERC Refunds. The FERC issued an order on July 25, 2001 adopting a refund methodology and initiating a hearing schedule to determine (a) revised mitigated prices for each hour from October 2, 2000 through June 20, 2001; (b) the amount owed in refunds by each supplier according to the methodology (these amounts may be in addition to or in place of the refund amounts previously determined by the
FERC); and (c) the amount currently owed to each supplier. The amounts of any refunds will be determined by the FERC after the conclusion of the hearing process. On December 19, 2001, the FERC issued an order modifying the methodology to be used to determine refund amounts. The schedule currently anticipates that the Administrative Law Judge will make his refund amount recommendations to the FERC in October 2002. However, the Company does not know when the FERC will issue its final decision. The Company has not reserved any amounts for potential future refund liability resulting from the FERC refund hearing, nor can it currently predict the amount of these potential refunds, if any, because the methodology used to calculate these refunds is not final and will depend on information that is still subject to review and challenge in the hearing process. Any refunds that are determined in the FERC proceeding will likely be offset against unpaid amounts owed, if any, to the Company for its prior sales.

     On November 20, 2001, the FERC instituted an investigation under Section 206 of the Federal Power Act regarding the tariffs of all sellers with market-based rates authority, including the Company. In this proceeding, the FERC proposes to condition the market-based rate authority of all sellers on their not engaging in anti-competitive behavior. Such condition would depend upon a further order from FERC establishing a refund effective date. This condition would allow the FERC, if it determines that a seller has engaged in anti-competitive behavior subsequent to the start of the refund effective period, to order refunds back to the date of such behavior. The FERC invited comments regarding this proposal, and the Company has filed comments in opposition to the proposal. On March 11, 2002, the FERC's Staff held a conference with market participants to discuss the comments FERC has received, and possible modification of the proposed conditions to address concerns raised in the comments while protecting consumers against anticompetitive behavior. The timing of further action by FERC is uncertain, although the FERC has publicly indicated that it is considering modifications that would limit the scope and application of its original proposal. If the FERC does not modify or reject its proposed approach for dealing with anti-competitive behavior, the Company's future earnings may be affected by the refund obligation.

     On February 13, 2002, the FERC issued an order initiating a staff investigation into potential manipulation of electric and natural gas prices in the West region for the period January 1, 2000 forward. While this order does not propose any action against the Company, if the investigation results in findings that markets were dysfunctional during this period, those findings may be used in support of existing or future claims by the FERC or others that prices for sales in the West region after January 1, 2000 should be altered. As part of the investigation and in response to the disclosure of documents describing certain electricity trading strategies used by Enron Power Marketing (Enron documents), the FERC on May 8, 2002 issued a request for admissions and associated data to all sellers of wholesale electricity and ancillary services in the Cal ISO and Cal PX markets during 2000 through 2001, including the Company. The FERC's data request seeks information concerning whether the Company and approximately 150 other sellers used the same or similar trading strategies and practices as described in the Enron documents. The FERC has not yet publicly stated whether it may assert that any of these strategies and practices were impermissible under market rules in effect during the period in question. The Company is in the process of reviewing records and conducting internal interviews in order to prepare its response, which is due May 22, 2002. A similar set of data requests dated May 7, 2002 and received by the Company on May 8, 2002 has been issued by the California Senate Select Committee to investigate price manipulation of the wholesale energy market and the Company is similarly reviewing and preparing responses to those requests. The response date for the Senate Select Committee's request is on May 22, 2002.

     The above-described lawsuits and proceedings regarding California electricity sales are currently the subject of intense, highly-charged media and political attention. Their ultimate outcome cannot be predicted at this time.

     Other Investigations. In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California State Senate and the California Office of the Attorney General have separate ongoing investigations into the high prices and their causes. Although these investigations have not been completed and no findings have been made in connection with either of them, the California Attorney General has filed a civil lawsuit in San Francisco Superior Court alleging that the Company has violated state laws against unfair and unlawful business practices and a complaint with the FERC alleging the Company violated the terms of its tariff with the FERC (see Note 13(a)). Adverse findings or rulings could result in punitive legislation, sanctions, fines or even criminal charges against the Company or its employees. The Company is cooperating with both investigations and has produced a substantial amount of information requested in subpoenas issued by each body. The Washington and Oregon Attorneys General have also begun similar investigations.

     Legislative Efforts. Since the inception of the California energy crisis, various pieces of legislation, including tax proposals, have been introduced in the U.S. Congress and the California Legislature addressing several issues related to the increase in wholesale power prices in 2000 and 2001. For example, a bill was introduced in the California legislature that would have created a "windfall profits" tax on wholesale electricity sales and would subject exempt wholesale generators, such as the Company's subsidiaries that own generation facilities in California, to regulation by the CPUC as "public utilities." To date, only a few energy-related bills have passed, such as the recently enacted plant inspection law, which would empower the CPUC to monitor activities of the Company's generating plants. The Company believes this bill is vulnerable to challenge based on the preemptive effect of the Federal Power Act. The Company does not believe that this or other legislation that has been enacted to date will have a material adverse effect on the Company. However, it is possible that legislation could be enacted on either the state or federal level that could have a material adverse effect on the Company's financial condition, results of operations and cash flows.

(e)  Indemnification of Dutch Stranded Costs.

     Background. In January 2001, the Dutch Electricity Production Sector Transitional Arrangements Act (Transition Act) became effective and, among other things, allocated to REPGB and the three other large-scale Dutch generation companies, a share of the assets, liabilities and stranded cost commitments of BV Nederlands Elektriciteit Administratiekantoor (NEA), the coordinating body for the Dutch electricity generating sector. Prior to the enactment of the Transition Act, NEA acted as the national electricity pooling and coordinating body for the generation output of REPGB and the three other large-scale national Dutch generation companies. REPGB and the three other large-scale Dutch generation companies are shareholders of NEA.

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

     The gas supply contract expires in 2016 and provides for gas imports aggregating 2.283 billion cubic meters per year. Prior to December 31, 2001, one of the stranded cost power contracts was settled. The two remaining stranded cost power contracts have the following capacities and terms: (a) 300 MW through 2003, and (b) 600 MW through March 2002, increasing to 750 MW through March 2009. Under the Transition Act, REPGB can either assume its 22.5% allocated interest in the contracts or, subject to the terms of the contracts, sell its interests to third parties. The district heating obligations relate to three water heating supply contacts entered into with various municipalities and expire from 2008 through 2015. Under the district heating contracts, the municipal districts are required to take annually a combined minimum of 5,549 terajoules (TJ) increasing annually to 7,955 TJ over the life of the contracts.

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

     Settlement of Stranded Cost Indemnification Agreement with REPGB's Former Shareholders. Until December 2001, the former shareholders agreed pursuant to a share purchase agreement to indemnify REPGB for up to NLG 1.9 billion of its share of NEA's stranded cost liabilities. In December 2001, REPGB and its former shareholders entered into a settlement agreement immediately absolving the former shareholders of their stranded cost indemnity obligations related to the gas supply and power contracts under the original share purchase agreement. This agreement provides conditional terms for the possible settlement of the former shareholders' stranded cost indemnity obligation related to district heating obligations under certain conditions. The settlement agreement was approved in December 2001 by the Ministry of Economic Affairs of the Netherlands.

     Under the settlement agreement, the former shareholders paid to REPGB NLG 500 million ($202 million) in January and February 2002. The payment represents a settlement of the obligations of the former shareholders to indemnify REPGB for all stranded cost liabilities other than those relating to the district heating contracts. The full amount of this payment was placed into an escrow account in the name of REPGB to fund its stranded cost obligations related to the gas and electric import contracts. As of March 31, 2002, the remaining escrow funds were $154 million, of which $46 million and $108 million were recorded in restricted cash and long-term assets, respectively. Any remaining escrow funds as of January 1, 2004 will be distributed to REPGB.

     Under the settlement agreement, the former shareholders will continue to indemnify REPGB for certain stranded cost liabilities relating to district heating contracts. The terms of the indemnity are as follows:

     - The settlement agreement acknowledges that the Netherlands is finalizing regulations for compensation of stranded costs associated with district heating projects. Within 21 days after the date these compensation rules take effect, REPGB can elect to receive one of two forms of indemnification under the settlement agreement.

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

     Prior to the settlement agreement, pursuant to the purchase agreement of REPGB, as amended, REPGB was entitled to a NLG 125 million ($51 million) dividend from NEA with any remainder owing to the former shareholders. Under the settlement agreement, the former shareholders waived all rights to distributions of NEA.

     As a result of this settlement, in 2001 the Company recognized a net gain of $37 million for the difference between the sum of (a) the cash settlement payment of $202 million and the additional rights to claim distributions of the Company's NEA investment recognized of $248 million and (b) the amount recorded as stranded cost indemnity receivable related to the stranded cost gas and electric commitments of $369 million and claims receivable related to stranded cost incurred in 2001 of $44 million, both previously recorded in the Company's Consolidated Balance Sheets.

     Liability for Stranded Costs. In January 2001, the Company recognized an out-of-market, net stranded cost liability for its gas and electric contracts and district heating commitments. At such time, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government, as applicable. As of December 31, 2001 and March 31, 2002, the Company has recorded a liability of $369 million and $330 million, respectively, for its stranded cost gas and electric commitments in non-trading derivative liabilities and a liability of $206 million and $202 million, respectively, for its district heating commitments in current and non-current other liabilities. As of December 31, 2001 and March 31, 2002, the Company has recorded an indemnification receivable from the Dutch government for the district heating stranded cost liability of $206 million and $202 million, respectively.

     Pursuant to SFAS No. 133, the gas and electric contracts are marked-to-market (see Note 3). The valuation of the gas and electric contracts are affected by, among other things, changes in the price of electric power, coal, low sulfur fuel oil and the value of the United States dollar relative to the Euro. Changes in the valuation of these stranded cost import contracts are recorded in the Company's Statement of Consolidated Income. During the three months ended March 31, 2002, the Company recognized a $19 million gain related to changes in the valuation of certain stranded cost contracts in the first quarter of 2002 recorded in fuel expense. The Company and the other shareholders of NEA are in formal discussions with the counterparties to two of the stranded cost purchase contracts. Pursuant to one of these contracts, NEA is required to purchase up to 750 MW per year through 2009. In addition, the Company may initiate discussions with the other counterparties to other stranded cost contracts to modify the terms of such out-of-market contracts. The structure of these settlements, if consummated, likely would entail an upfront cash payment to the counterparty in exchange for amendments to price and other terms intended to make the contracts more market conforming. REPGB would seek to fund these payments, if made, to the extent possible through the proceeds from the settlement of its stranded cost indemnity agreement and, possibly, anticipated distributions from NEA. The Company cannot currently predict the outcome of these negotiations. However, to the extent that these discussions result in amendments to the contracts, the Company could realize a gain.

     For additional information regarding the indemnification and settlement of stranded costs, see Note 14(h) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

(f)  Construction Agency Agreements and Equipment Financing Structure.

     In 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities are not consolidated by the Company. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion of which the last $1.1 billion is currently available only if cash collaterized. The availability of the commitment is subject to satisfaction of various conditions, including the obligation to provide cash collateral for the loans and letters of credit outstanding on November 29, 2004. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by December 31, 2004, but Reliant Resources has generally limited its risk during construction to an amount not in excess of 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, Reliant Resources must purchase the project or remarket the project on behalf of the special purpose entities. Reliant Resources' ability to exercise the lease option is subject to certain conditions. Reliant Resources must guarantee that the Investors will receive an amount at least equal to 89.9% of their investment in the equipment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), Reliant Resources' subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of an amount not to exceed 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period. At any time during the construction period or during the lease, Reliant Resources may purchase a facility by paying an amount approximately equal to the outstanding balance plus costs.

     Reliant Resources, through its subsidiary, REPG, has entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment. Under the agreement, the bank has agreed to provide up to a maximum aggregate amount of $650 million. REPG and its subagents must cash collateralize their obligation to administer the contracts. This cash collateral is approximately equivalent to the total payments by the bank for the equipment, interest and other fees. As of March 31, 2002, the bank had assumed contracts for the purchase of three turbines, two heat recovery steam generators and one air cooled condenser with an aggregate cost of $140 million. REPG, or its designee, has the option at any time to purchase, or, at equipment completion, subject to certain conditions, including the agreement of the bank to extend financing, to lease the equipment, or to assist in the remarketing of the equipment under terms specified in the agreement. All costs, including the purchase commitment on the turbines, are the responsibility of the bank. The cash collateral is deposited by REPG or an affiliate into a collateral account with the bank and earns interest at LIBOR less 0.15%. Under certain circumstances, the collateral deposit or a portion of it, will be returned to REPG or its designee. Otherwise, it will be retained by the bank. At December 31, 2001 and March 31, 2002, REPG and its subsidiary had deposited $230 million and $100 million, respectively, into the collateral account. In January 2002, the bank sold to the parties to the construction agency agreements discussed above, equipment contracts with a total contractual obligation of $258 million, under which payments and interest during construction totaled $142 million. Accordingly, $142 million of Reliant Resources' collateral deposits were returned to Reliant Resources. As of March 31, 2002, there were equipment contracts with a total contractual obligation of $140 million under which payments during construction totaled $99.5 million. Currently this equipment is not designated for current planned power generation construction projects. Therefore, Reliant Resources anticipates that it will either purchase the equipment, assist in the remarketing of the equipment or negotiate to cancel the related contracts.

(g)  REMA Sale/Leaseback Transactions.

     In August 2000, subsidiaries of Reliant Resources entered into separate sale/leaseback transactions with each of the three owner-lessors for the Company's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which Reliant Resources acquired in the REMA acquisition. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of March 31, 2002, these various conditions were satisfied by REMA. As of December 31, 2001, REMA had $167 million of restricted funds that were available for REMA's working capital needs and to make future lease payments. For additional discussion of these lease transactions, please read Notes 3(a) and 14(b) to the Reliant Energy 10-K Notes, which notes are incorporated herein by reference.

(h)  Nuclear Insurance.

     The Company has a 30.8% interest in the South Texas Project Electric Generating Station (South Texas Project), which consists of two 1,250 MW nuclear generating units and bears a corresponding 30.8% share of capital and operating costs associated with the project. The South Texas Project is owned as a tenancy in common among its four co-owners, with each owner retaining its undivided ownership interest in the two nuclear-fueled generating units and the electrical output from those units. The Company and the other owners of the South Texas Project maintain nuclear property and nuclear liability insurance coverage as required by law and periodically review available limits and coverage for additional protection. The owners of the South Texas Project currently maintain $2.75 billion in property damage insurance coverage, which is above the legally required minimum, but is less than the total amount of insurance currently available for such losses.

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of March 31, 2002. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(i)  Nuclear Decommissioning.

     The Company contributed $14.8 million per year in 2000 and 2001 to a trust established to fund its share of the decommissioning costs for the South Texas Project. Pursuant to an October 3, 2001 Order from the Texas Utility Commission, beginning in 2002, the Company will contribute $2.9 million per year to this trust. There are various investment restrictions imposed upon the Company by the Texas Utility Commission and the NRC relating to the Company's nuclear decommissioning trust. Additionally, the Company's board of directors has appointed the Nuclear Decommissioning Trust Investment Committee to establish the investment policy of the trust and oversee the investment of the trusts' assets. The securities held by the trust for decommissioning costs had an estimated fair value of $168 million as of March 31, 2002, of which approximately 45% were fixed-rate debt securities and the remaining 55% were equity securities. For a discussion of the accounting treatment for the securities held in the Company's nuclear decommissioning trust, see Note 6 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference. In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. While the current funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers.

(14) REPORTABLE BUSINESS SEGMENTS

     The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company has identified the following reportable business segments: Electric Generation, Electric Transmission and Distribution, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy, Retail Energy and Other Operations. Effective with the deregulation of the Texas electric industry beginning January 1, 2002, the basis of business segment reporting has changed for the Company's electric operations. Although the Company's retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in 2002. Sales of electricity in 2002 prior to such meter reading are reflected in the Electric Transmission and Distribution business segment. The Texas generation operations of Reliant Energy's former integrated utility, Reliant Energy HL&P, are now a separate reportable business segment, whereas they previously had been part of the Electric Operations business segment. The remaining transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment, which also includes all impacts from generation-related regulatory assets recoverable by the regulated utility, including the ECOM true-up component of stranded costs. In 2001, Latin America was a separate business segment, but is now reported in the Other Operations business segment beginning in 2002. Reportable business segments from 2001 have been restated to conform to the 2002 presentation. Note that estimates have been used to separate historical, pre-January 1, 2002, Electric Generation business segment data. For descriptions of these reportable business segments, see Note 1 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

     Beginning in the first quarter of 2002, the Company began to evaluate business segment performance on an earnings (loss) before interest expense, minority interest and income taxes (EBIT) basis. Prior to 2002, the Company evaluated performance on operating income. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by analysts and investors to analyze and compare companies on the basis of operating performance. EBIT is not defined under accounting principles generally accepted in the United States (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP.

     Financial data for the reportable business segments are as follows:

                                                                                         AS OF
                                                                                      DECEMBER 31,
                                         FOR THE THREE MONTHS ENDED MARCH 31, 2001        2001
                                         -----------------------------------------    ------------
                                                              NET
                                         REVENUES FROM    INTERSEGMENT
                                         NON-AFFILIATES     REVENUES        EBIT      TOTAL ASSETS
                                         --------------   ------------   ---------    ------------
                                                                 (IN MILLIONS)
Electric Generation(1) ...............     $       --      $    1,023    $      37     $    4,295
Electric Transmission and Distribution          1,390              --          162          7,717
Natural Gas Distribution .............          2,269              54          137          3,732
Pipelines and Gathering ..............             75              55           39          2,361
Wholesale Energy .....................          8,053             309          229          8,252
European Energy ......................            248              --           21          3,380
Retail Energy (3) ....................             14              13           (3)           391
Other Operations .....................             29               1         (131)         2,228
Eliminations/Other ...................             --          (1,455)           9         (1,646)
                                           ----------      ----------    ---------     ----------
Consolidated .........................     $   12,078      $       --    $     500     $   30,710
                                           ==========      ==========    =========     ==========

                                                                                               AS OF
                                              FOR THE THREE MONTHS ENDED MARCH 31, 2002   MARCH 31, 2002
                                              -----------------------------------------   --------------
                                                                   NET
                                              REVENUES FROM    INTERSEGMENT
                                              NON-AFFILIATES     REVENUES        EBIT      TOTAL ASSETS
                                              --------------   ------------   ---------    ------------
                                                                     (IN MILLIONS)

Electric Generation(1) ...................      $       95      $      231    $     (52)    $    4,517
Electric Transmission and Distribution(2).             404             221          259          7,569
Natural Gas Distribution .................           1,178               2          110          3,589
Pipelines and Gathering ..................              51              41           38          2,362
Wholesale Energy .........................           5,419             114          114         13,639
European Energy ..........................             535              --           18          3,296
Retail Energy (3) ........................             972               7           48          1,683
Other Operations .........................               2              --          (13)         1,569
Eliminations/Other .......................              --            (616)           1         (1,233)
                                                ----------      ----------    ---------     ----------
Consolidated .............................      $    8,656      $       --    $     523     $   36,991
                                                ==========      ==========    =========     ==========

----------
     (1) For 2001, revenues were derived based on an allowed regulatory rate of return on invested capital with Reliant Energy HL&P being the sole customer of the Electric Generation business segment. Expenses, such as fuel and cost of gas sold, operations and maintenance and depreciation and amortization, and assets, such as property, plant and equipment and inventory, were specifically identified by function and reported accordingly. Various allocations were used to disaggregate other common expenses, assets and liabilities between the Electric Generation and the Electric Transmission and Distribution business segments. Interest expense was calculated based upon an allocation methodology that charged the Electric Generation business segment with financing and equity costs from Reliant Energy in proportion to its share of total net assets prior to the effects of deregulation. For 2002, the Electric Generation business segments' operations reflect the results of market prices for power.

     (2) Retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment.

     (3) The Retail Energy business segment became a provider of retail electricity in Texas when that market began opening to retail competition in late 2001 and fully opened to retail competition in January 2002. As a retail electric provider, the Retail Energy business segment generally procures or buys electricity from wholesale generators at unregulated rates, sells electricity at generally unregulated rates to retail customers and pays the local transmission and distribution regulated utilities a regulated tariff rate for delivering electricity. In January 2002, the Retail Energy business segment began to provide retail electric services to all of the approximately 1.7 million customers of Reliant Energy HL&P's electric utility located in its service area who did not take action to select another retail electric provider.

     Reconciliation of Operating Income to EBIT and EBIT to Net Income Attributable to Common Stockholders:

                                                                        FOR THE THREE MONTHS ENDED MARCH 31,
                                                                        -----------------------------------
                                                                               2001              2002
                                                                            ----------        ----------
                                                                                    (IN MILLIONS)
Operating income ....................................................       $      458        $      517
Unrealized gain (loss) on AOL Time Warner investment ................              137              (218)
Unrealized (loss) gain on indexed debt securities ...................             (135)              203
Income from equity investment of unconsolidated subsidiaries ........               13                 4
Other income, net ...................................................               27                17
                                                                            ----------        ----------
EBIT ................................................................              500               523
Interest expense ....................................................             (178)             (154)
Distribution on trust preferred securities ..........................              (14)              (14)
Minority interest ...................................................                1               (16)
                                                                            ----------        ----------
Income before income taxes and cumulative effect of accounting change              309               339
Income tax expense ..................................................             (108)             (114)
Cumulative effect of accounting change ..............................               61                --
                                                                            ----------        ----------
Net income attributable to common stockholders ......................       $      262        $      225
                                                                            ==========        ==========

(15) SUBSEQUENT EVENTS

(a)  Price to Beat Fuel Factor Adjustment.

     The Texas Utility Commission regulations allow the Company to adjust the fuel factor in its price to beat to its Houston residential and small commercial customers based on the percentage change in the price of natural gas. In addition, the Company may also request an adjustment as a result of changes in the price of purchased energy. On May 2, 2002, Reliant Resources filed a request with the Texas Utility Commission to increase the fuel factor in its price to beat. Reliant Resources' price to beat was initially set by the Texas Utility Commission in November 2001 at the then average forward 12 month gas price strip of approximately $3.11/mmbtu. Since the initial setting, the market price of natural gas has increased 20% to $3.73/mmbtu during April 2002. The earliest the new price to beat could go into effect would be June 17, 2002.

(b)  Liquidation of Interest Rate Swaps.

     On May 9, 2002, Reliant Resources liquidated $500 million of forward starting interest rate swaps that were entered into in January 2002. The liquidation of these hedges resulted in a loss of $3 million, which will be recorded in other comprehensive income and amortized into interest expense over the life of the notes when issued in the future.

(c)  Class Action Lawsuits.

     The Company is aware that in May 2002 at least four class action lawsuits were filed on behalf of purchasers of securities of Reliant Resources. Reliant Resources and several of its executive officers are named as defendants. Reliant Energy is also named as a defendant in one of the lawsuits. The first two lawsuits were filed on May 15, 2002 and the other two lawsuits were filed on May 16, 2002. All of the lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division. The complaints allege that the defendants violated federal securities laws by issuing false and misleading statements to the public. The plaintiffs allege that the defendants overstated the revenues of Reliant Resources by including transactions involving the purchase and sale of commodities with the same counterparty at the same price and that Reliant Resources improperly accounted for certain other transactions. The complaints seek monetary damages and, in one of the lawsuits rescission, on behalf of persons who purchased or otherwise acquired Reliant Resources securities between May 1, 2001 and May 10, 2002. The lawsuit that includes Reliant Energy as a named defendant was filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy between May 14, 1999 and May 9, 2002. The Company has not yet answered or otherwise responded to these lawsuits. Their ultimate outcome cannot be predicted at this time.

     Additionally, the Company is aware that on May 16, 2002 a class action lawsuit was filed on behalf of purchasers of securities of Reliant Energy. Reliant Energy and several of its executive officers are named as defendants. The lawsuit was filed in the United States District Court, Southern District of Texas, Houston Division. The complaint alleges that the defendants violated federal securities laws by issuing false and misleading statements to the public. The plaintiffs allege that the defendants' false and misleading statements were part of a scheme to artificially inflate trading volumes and revenues by including transactions involving the purchase and sale of commodities with the same counterparty at the same price, to spin-off Reliant Resources to avoid exposure to Reliant Resources' liabilities and to cause the price of Reliant Resources' stock to rise artificially, among other things. The complaint seeks monetary damages on behalf of persons who purchased Reliant Energy securities between January 2, 1999 and May 10, 2002. The Company has not yet answered or otherwise responded to the lawsuit. Its ultimate outcome cannot be predicted at this time.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RELIANT ENERGY AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

           EFFECTS OF RESTATEMENT ON THE INTERIM FINANCIAL STATEMENTS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001

     On May 9, 2002, Reliant Resources determined that they had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committee of the Board of Directors has also directed an internal investigation by outside legal counsel of the facts and circumstances relating to the round trip trades and related matters.

     We currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price they had no impact on our reported cash flows, operating income or net income.

     Based on our review, we have determined that we engaged in such round trip trades in 1999, 2000 and 2001, and our review did not identify any round trip trades conducted during 2002. The results of the Audit Committee's investigation are consistent with the results of our review. During the first quarter of 2001, the trades of this nature were 20 million megawatt hours (MWh) of power. In the first quarter of 2001, these transactions had the effect of increasing revenues and purchased power expense by approximately $1.2 billion, or approximately 10% and 43%, respectively.

     The consolidated financial statements for the three months ended March 31, 2001 have been restated from amounts previously reported to reflect these transactions on a net basis. The reinstatement had no impact on previously reported consolidated cash flows, operating income or net income. The principal effects of the restatement on the accompanying financial statements are set forth in Note 1 of the Interim Financial Statements.

                                    OVERVIEW

     We are a diversified international energy services and energy delivery company that provides energy and energy services primarily in North America and Western Europe. We operate one of the United States' largest electric transmission and distribution utilities, and our three natural gas distribution divisions together form one of the United States' largest natural gas distribution operations in terms of customers served. We invest in the acquisition, development and operation of domestic non-rate regulated power generation facilities. We own two interstate natural gas pipelines that provide gas transportation, supply, gathering and storage services, and we also engage in wholesale energy marketing and trading.

     In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. Our financial reporting business segments include Electric Generation, Electric Transmission and Distribution, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy, Retail Energy and Other Operations. Effective with the full deregulation of sales of electric energy to retail customers in Texas beginning January 1, 2002, the basis of business segment reporting has changed for our electric operations. Although our retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment. The Texas generation operations of Reliant Energy's former integrated utility, Reliant Energy HL&P, are now a separate reportable business segment, whereas they previously had been part of the Electric Operations business segment. The remaining transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment. In 2001, Latin America was a separate business segment, but is now reported in the Other Operations business segment beginning in 2002. Reportable business segments from 2001 have been restated to conform to the 2002 presentation. For business segment reporting information, please read Notes 1 and 14 to our Interim Financial Statements.

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

     - CenterPoint Energy, Inc. (CenterPoint Energy) will become the holding company for the Reliant Energy group of companies;

     - Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     - each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, we plan, subject to further corporate approvals, market and other conditions, to complete the separation of our regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that we own to our shareholders (which we refer to herein as the Distribution). Our goal is to complete the Restructuring and subsequent Distribution as quickly as possible after all the necessary conditions are fulfilled, including receipt of an order from the Securities and Exchange Commission (SEC) granting the required approvals under the Public Utility Holding Company Act of 1935 (1935 Act) and an extension from the Internal Revenue Service for a private letter ruling we have obtained regarding the tax-free treatment of the Distribution. We believe we will receive the necessary approvals. We currently expect to complete the Restructuring and Distribution in the summer of 2002. However, until the requisite approvals are received, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. Upon receipt of approval under the 1935 Act, CenterPoint Energy expects to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act.

     Thereafter, in order to enable CenterPoint Energy ultimately to comply with the requirements for exemption from registration in Section 3(a)(1) of the 1935 Act, we plan to divide the gas distribution businesses conducted by Reliant Energy Resources Corp.'s (RERC Corp.) three unincorporated divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco among three separate entities. The entity that will hold the Reliant Energy Entex assets will also hold RERC Corp.'s natural gas pipelines and gathering business. In addition to regulatory approvals we have obtained, this restructuring will require approval of the public service commissions of Louisiana, Mississippi, Oklahoma and Arkansas.

     Although we believe that this business restructuring will be completed, we can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from registration under the 1935 Act. For further information on the RERC Corp. restructuring, see "Our Business -- RERC Corp. Restructuring" in Item 1 of the Reliant Energy Form 10-K.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                                           THREE MONTHS ENDED MARCH 31,
                                                                         --------------------------------
                                                                             2001                2002
                                                                         ------------        ------------
                                                                       (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues ............................................................    $     12,078        $      8,656
Operating Expenses ..................................................         (11,620)             (8,139)
                                                                         ------------        ------------
Operating Income ....................................................             458                 517
Unrealized Gain (Loss) on AOL Time Warner Investment ................             137                (218)
Unrealized (Loss) Gain on Indexed Debt Securities ...................            (135)                203
Income from Equity Investments in Unconsolidated Subsidiaries .......              13                   4
Other Income, net ...................................................              27                  17
                                                                         ------------        ------------
Earnings Before Interest and Taxes ..................................             500                 523
Interest Expense ....................................................            (178)               (154)
Distribution on Trust Preferred Securities ..........................             (14)                (14)
Minority Interest ...................................................               1                 (16)
                                                                         ------------        ------------
Income Before Income Taxes and Cumulative Effect of Accounting Change             309                 339
Income Tax Expense ..................................................            (108)               (114)
Cumulative Effect of Accounting Change, net of tax ..................              61                  --
                                                                         ------------        ------------
Net Income Attributable to Common Stockholders ......................    $        262        $        225
                                                                         ============        ============

Basic Earnings Per Share ............................................    $       0.91        $       0.76
Diluted Earnings Per Share ..........................................    $       0.90        $       0.76


Three months ended March 31, 2001 compared to three months ended March 31, 2002

     Net Income. We reported consolidated net income of $225 million ($0.76 per diluted share) for the three months ended March 31, 2002 compared to $262 million ($0.90 per diluted share) for the three months ended March 31, 2001. The 2001 results reflect a $61 million after-tax non-cash gain from the adoption of Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and a $65 million after-tax non-cash charge relating to the redesign of some of our benefit plans in anticipation of our separation from Reliant Resources. For additional discussion of the adoption of SFAS No. 133, please read Note 5 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference. Effective January 1, 2002, we discontinued amortizing goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets (SFAS No. 142)." During the first quarter of 2001, we recognized $21 million of goodwill amortization expense. A discussion of earnings before interest and taxes (EBIT) by segment is presented following the consolidated results of operations discussion below. The decrease in net income attributable to common stockholders for the first quarter of 2002 was primarily due to the following:

     - a $115 million decrease in EBIT from our Wholesale Energy business segment primarily due to less favorable market conditions;

     - a $27 million decrease in EBIT from our Natural Gas Distribution business segment primarily due to milder weather;

     - a $16 million negative impact related to our investment in AOL Time Warner securities and related indexed debt securities;

     - a $17 million increase in minority interest expense primarily related to minority interest in Reliant Resources as a result of the initial public offering of Reliant Resources' common stock in May 2001; and

     - a $61 million after-tax non-cash gain in the first quarter of 2001 from the adoption of SFAS No. 133.

The above items were partially offset by:

     - a $101 million pre-tax ($65 million after-tax), non-cash charge incurred in the first quarter of 2001 relating to the redesign of some of our benefit plans in anticipation of our separation from Reliant Resources;

     - a $51 million increase in EBIT from our Retail Energy business segment;

     - a $21 million decrease in goodwill amortization in the first quarter of 2002 due to the adoption of SFAS No. 142; and

     -    a $24 million decrease in interest expense.

     Interest Expense. We incurred interest expense of $154 million during the three months ended March 31, 2002 compared to $178 million in the same period of 2001. The decrease in interest expense of $24 million in 2002 as compared to 2001 resulted primarily from lower interest rates partially offset by increased borrowing levels due to the acquisition of Orion Power Holdings, Inc. (Orion Power) on February 19, 2002 as discussed in Note 5 to our Interim Financial Statements.

     Income Tax Expense. During the three months ended March 31, 2001 and 2002, our effective tax rate was 34.9% and 33.6%, respectively. The decrease in the effective tax rate for the first quarter of 2002 compared to the first quarter of 2001 was primarily due to lower state tax expense, the discontinuance of goodwill amortization in accordance with SFAS No. 142, and other favorable adjustments, offset by the nondeductible minority interest provision, and higher taxes on Reliant Energy Power Generation Benelux N.V.'s (REPGB) earnings. In 2001, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of a tax holiday for the Dutch electricity industry. In 2002, REPGB's earnings in the Netherlands are subject to the standard Dutch corporate income tax rate, which is currently 34.5%.

          EARNINGS BEFORE INTEREST AND INCOME TAXES BY BUSINESS SEGMENT

     The following table presents EBIT for each of our business segments for the three months ended March 31, 2001 and 2002. EBIT represents earnings (loss) before interest expense, minority interest and income taxes. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by analysts and investors to analyze and compare companies on the basis of operating performance. It is not defined under generally accepted accounting principles, and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with generally accepted accounting principles (GAAP) in the United States and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our business segments' operating income (loss) to EBIT and EBIT to net income, please read Note 14 to our Interim Financial Statements.

                                          THREE MONTHS ENDED MARCH 31,
                                          ----------------------------
                                              2001            2002
                                           ----------      ----------
                                                  (IN MILLIONS)
Electric Generation ..................     $       37      $      (52)
Electric Transmission and Distribution            162             259
Natural Gas Distribution .............            137             110
Pipelines and Gathering ..............             39              38
Wholesale Energy .....................            229             114
European Energy ......................             21              18
Retail Energy ........................             (3)             48
Other Operations .....................           (131)            (13)
Eliminations/Other ...................              9               1
                                           ----------      ----------
      Total Consolidated EBIT ........     $      500      $      523
                                           ==========      ==========

ELECTRIC BUSINESS SEGMENTS

     For information regarding factors that may affect the future results of operations of our Electric business segments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations --

Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Electric Operations" in the Reliant Energy Form 10-K, which is incorporated herein by reference.

     The following tables provide summary data, including EBIT, of our Electric business segments for the three months ended March 31, 2001 and 2002:

                                              THREE MONTHS ENDED
                                                MARCH 31, 2001
                                              ------------------
                                                (IN MILLIONS)
Operating Revenues:
  Electric Revenues .......................     $       1,390
                                                -------------
    Total Operating Revenues ..............             1,390
Operating Expenses:
  Fuel and Purchased Power ................               786
  Operation and Maintenance ...............               248
  Depreciation and Amortization ...........                79
  Other Operating Expenses ................                91
                                                -------------
    Total Operating Expenses ..............             1,204
Operating Income ..........................               186
Other Income, net .........................                13
                                                -------------
Earnings Before Interest and Income Taxes .     $         199
                                                =============

Electric Sales Including Unbilled (GWh(1)):
  Residential .............................             3,951
  Commercial ..............................             3,969
  Industrial ..............................             7,438
  Other ...................................               296
                                                -------------
  Total Sales Including Unbilled ..........            15,654
                                                =============

----------
(1)  Gigawatt hours

                                                                 THREE MONTHS ENDED MARCH 31, 2002
                                                     --------------------------------------------------------
                                                                     ELECTRIC
                                                      ELECTRIC     TRANSMISSION
                                                     GENERATION   & DISTRIBUTION   ELIMINATIONS      TOTAL
                                                     ----------   --------------   ------------   -----------
                                                                          (IN MILLIONS)
Operating Revenues:
  Electric Revenues...............................   $     326      $      484     $      (101)   $       709
  ECOM True-Up....................................         --              141             --             141
                                                     ---------      ----------     -----------    -----------
    Total Operating Revenues......................         326             625            (101)           850
Operating Expenses:
  Fuel and Purchased Power........................         229              76             (60)           245
  Operation and Maintenance.......................          96             181             (41)           236
  Depreciation and Amortization...................          40              64             --             104
  Other Operating Expenses........................          13              50             --              63
                                                     ---------      ----------     -----------    -----------
    Total Operating Expenses......................         378             371            (101)           648
Operating Income..................................         (52)            254             --             202
Other Income, net.................................         --                5             --               5
                                                     ---------      ----------     -----------    -----------
Earnings Before Interest and Income Taxes.........   $     (52)     $      259     $       --     $       207
                                                     =========      ==========     ===========    ===========

Throughput Data Including Unbilled (GWh):
  Residential.....................................                                                      4,473
  Commercial......................................                                                      3,975
  Industrial......................................                                                      6,338
  Other...........................................                                                         42
                                                                                                  -----------
  Total Throughput Including Unbilled.............                                                     14,828
                                                                                                  ===========

     During 2001, our Electric Operations business segment reflected the regulated electric utility business, including generation, transmission and distribution, and retail electric sales. As of January 1, 2002, with the opening of the Texas market to full retail electric competition, generation and retail sales were deregulated. Retail electric sales involve the sale of electricity and related services to end users of electricity and were included as part of the bundled regulated service prior to 2002. Retail electric sales are now reported as the Retail Energy business segment of Reliant Resources.

     Beginning in 2002, we are reporting two new business segments for what was the former Electric Operations business segment:

     -    Electric Generation, and
     -    Electric Transmission and Distribution.

     The previously regulated generation operations in Texas are being reported in the new Electric Generation business segment. The Electric Transmission and Distribution business segment will report results from two sources. This business segment includes the regulated electric transmission and distribution operations as well as impacts of generation-related stranded costs recoverable by the regulated utility.

     As a result of the implementation of deregulation and the corresponding new business segments, the regulated transmission and distribution utility recovers the cost of its service through an energy delivery charge, and not as a component of the prior bundled rate. Accordingly, there are no meaningful comparisons for these business segments against prior periods. The design of the new energy delivery rate, which is based on an 11.25% return on equity, differs from the prior bundled energy rate. The winter/summer rate differential for residential customers has been eliminated and large commercial and industrial rates no longer have an energy-based component, but are demand driven. This new rate design will tend to lessen some of the pronounced seasonal variation of revenues which has been experienced in prior periods. For estimates of historical Electric Generation revenues, please read Note 14 to our Interim Financial Statements.

     Although our retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in 2002. Sales during this transition period produced EBIT of $14 million in the first quarter of 2002, reflected in the Electric Transmission and Distribution business segment. We expect to incur additional transition expenses during the remainder of the year and a substantial portion of these earnings are expected to be offset.

     The new Electric Generation business segment is comprised of over 14,000 Megawatts of electric generation located entirely in the state of Texas, and will be called Texas Genco after the Restructuring. This business segment reported a $52 million loss before interest and taxes for the first quarter of 2002 primarily due to low natural gas prices and ample generating capacity in Texas, which created a weak price environment for the capacity auctions described below.

     The new Electric Transmission & Distribution business segment reported EBIT of $259 million for the first quarter of 2002. This reflected EBIT of $104 million for the regulated electric transmission and distribution business, EBIT of $ 14 million from sales during the transition period as discussed above and EBIT of $141 million associated with certain generation-related regulatory assets (ECOM, or Excess Cost Over Market, true-up) recorded pursuant to the Texas restructuring law as explained below.

     Under the deregulation law, each power generator that is unbundled from an integrated electric utility in Texas has an obligation to conduct state-mandated capacity auctions of 15 percent of its capacity. In addition, under a master separation agreement between Reliant Energy and Reliant Resources, Texas Genco is contractually obligated to auction all capacity in excess of the state-mandated capacity auctions. The auctions conducted periodically between September 2001 and March 2002 were consummated at prices below those assumed by the ECOM model of the Public Utility Commission of Texas (Texas Utility Commission). Under the Texas electric restructuring law, a regulated utility may recover any difference between market prices received through the state-mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. This difference, recorded as a regulatory asset, produced $141 million of EBIT in the first quarter of 2002.

     In the Electric Transmission and Distribution business segment, throughput declined 5 percent compared to the first quarter of 2001 due to reduced energy delivery in the industrial sector. Customer growth was strong with an addition of 7,000 metered customers since December 31, 2001, or approximately 2 percent growth on an annualized basis.

     Operation and maintenance expenses for the first quarter of 2002 decreased by $12 million compared to the same period in 2001. The decrease was primarily due to the elimination of factoring expense and fewer plant outages in 2002, partially offset by higher benefits expense.

     Depreciation and amortization expense in the first quarter of 2002 increased $25 million compared to the same period in 2001. The increase was primarily due to the discontinuance of redirection of depreciation expense to generation assets for financial reporting purposes, offset by decreased amortization of the book impairment loss recorded in June 1999, which was fully amortized in December 2001.

     Other operating expense in the first quarter of 2002 decreased $28 million compared to the same period in 2001. The decrease was primarily due to lower franchise fees and gross receipts taxes.

NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution business segment's operations consist of intrastate natural gas sales to, and natural gas transportation for residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail marketing of natural gas.

     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC's Operations" in the Reliant Energy Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Natural Gas Distribution business segment for the three months ended March 31, 2001 and 2002:


                                               THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                  2001             2002
                                              ------------     ------------
                                                      (IN MILLIONS)
Operating Revenues ......................     $      2,323     $      1,180
Operating Expenses:
  Natural Gas ...........................            1,977              885
  Operation and Maintenance .............              133              131
  Depreciation and Amortization .........               36               30
  Other Operating Expenses ..............               42               28
                                              ------------     ------------
    Total Operating Expenses ............            2,188            1,074
                                              ------------     ------------
Operating Income ........................              135              106
Other  Income, net ......................                2                4
                                              ------------     ------------
Earnings Before Interest and Income Taxes     $        137     $        110
                                              ============     ============

Throughput Data (in Bcf(1)):
  Residential and Commercial Sales ......              153              132
  Industrial Sales ......................               11               11
  Transportation ........................               15               15
  Retail ................................              132              121
                                              ------------     ------------
    Total Throughput ....................              311              279
                                              ============     ============

---------------
(1)  Billion cubic feet.

     Our Natural Gas Distribution business segment's EBIT decreased $27 million for the first quarter of 2002 as compared to the same period in 2001. This decrease was largely due to significantly milder weather, lower gas prices and decreased usage in 2002 as compared to 2001 and a related decrease in forfeited discounts, late payment fees and recoverable franchise taxes. Depreciation and amortization expense decreased approximately $6 million in the first quarter of 2002 compared to the same period in 2001 primarily as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as further discussed in Note 6 to our Interim Financial Statements. Goodwill amortization in the first quarter of 2001 was $8 million. Other operating expenses, primarily franchise taxes, decreased $14 million in the first quarter of 2002 as compared to the same period in 2001 primarily due to reduced revenues subject to taxes, and were offset by reduced revenue recovery as discussed above.

PIPELINES AND GATHERING

     Our Pipelines and Gathering business segment operates two interstate natural gas pipelines as well as provides gathering and pipeline services.

     For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC's Operations" in the Reliant Energy Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Pipelines and Gathering business segment for the three months ended March 31, 2001 and 2002:

                                               THREE MONTHS ENDED MARCH 31,
                                              ------------------------------
                                                  2001              2002
                                              ------------      ------------
                                                      (IN MILLIONS)
Operating Revenues ......................     $        130      $         92
Operating Expenses:
  Natural Gas ...........................               45                 7
  Operation and Maintenance .............               28                34
  Depreciation and Amortization .........               14                10
  Other Operating Expenses ..............                4                 4
                                              ------------      ------------
    Total Operating Expenses ............               91                55
                                              ------------      ------------
Operating Income ........................               39                37
Other Income, net .......................               --                 1
                                              ------------      ------------
Earnings Before Interest and Income Taxes     $         39      $         38
                                              ============      ============
Throughput Data (in Bcf):
  Natural Gas Sales .....................                6                 5
  Transportation ........................              246               238
  Gathering .............................               70                71
  Eliminations(1) .......................               (1)               --
                                              ------------      ------------
Total Throughput ........................              321               314
                                              ============      ============

----------
(1)  Elimination of volumes both transported and sold.

     Our Pipelines and Gathering business segment's EBIT for the first quarter of 2002 declined slightly to $38 million compared to $39 million for the same period in 2001. Depreciation and amortization expense decreased $4 million as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as further discussed in Note 6 to our Interim Financial Statements.

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

     For information regarding factors that may affect the future results of operations of our Wholesale Energy business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Wholesale Energy Operations" in the Reliant Energy Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Wholesale Energy business segment for the three months ended March 31, 2001 and 2002:

                                                                THREE MONTHS ENDED MARCH 31,
                                                               -----------------------------
                                                                   2001             2002
                                                               ------------     ------------
                                                                       (IN MILLIONS)
Operating Revenues .......................................     $      8,362     $      5,533
Operating Expenses:
  Fuel and Cost of Gas Sold ..............................            5,654            2,732
  Purchased Power ........................................            2,316            2,474
  Operation and Maintenance ..............................              133              156
  Depreciation and Amortization ..........................               41               50
  Other Operating Expenses ...............................                2               13
                                                               ------------     ------------
    Total Operating Expenses .............................            8,146            5,425
                                                               ------------     ------------
Operating Income .........................................              216              108
Other Income:
Income of Equity Investment of Unconsolidated Subsidiaries               13                4
Other, net ...............................................               --                2
                                                               ------------     ------------
Earnings Before Interest and Income Taxes ................     $        229     $        114
                                                               ============     ============

Operations Data:
  Electricity Wholesale Power Sales
    (in thousand MWh (1)) ................................           55,994          120,534
  Natural Gas Sales (in Bcf) .............................              767            1,017

----------
(1)  Megawatt hours.

     Our Wholesale Energy business segment's EBIT decreased by $115 million for the three months ended March 31, 2002 compared to the same period in 2001. The decrease in EBIT is primarily due to decreases in gross margin (revenues less fuel and cost of gas sold and purchased power), increases in operating expenses and decreases in other income as further discussed below. These decreases in EBIT were partially offset by changes in the provisions related to energy sales in California. In the first quarter of 2002, $33 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the California Power Exchange. In the first quarter of 2001, our Wholesale Energy business segment recorded a $38 million provision against receivable balances related to energy sales in the West region.

     Our Wholesale Energy business segment's revenues decreased by $2.8 billion (34%) in the first quarter of 2002 compared to the same period in 2001. The decreased revenues were primarily due to decreased prices for natural gas sales (approximately $4.5 billion) and decreased prices for power sales (approximately $3.7 billion) compared to 2001. These decreases in revenues were partially offset by increased volumes for natural gas (approximately $1.7 billion) and increased volumes for power sales (approximately $3.6 billion), including those attributed to our February 19, 2002 acquisition of Orion Power. Our Wholesale Energy business segment's cost of gas sold and fuel and purchased power decreased by $2.8 billion in the first quarter of 2002, largely due to decreased prices for natural gas and purchased power compared to 2001. These decreases in cost of gas sold and fuel and purchased power were partially offset by increased volumes for natural gas and purchased power.

     Our Wholesale Energy business segment's gross margins decreased by $65 million in the first quarter of 2002 compared to the same period in 2001 primarily due to decreased margins from both our power generation operations and our trading and marketing activities, partially offset by changes in provisions related to energy sales in California totaling $71 million, as discussed above. Margins on power sales from our generation facilities, decreased by $158 million partially offset by $87 million from the Orion Power acquisition that closed in February 2002. Favorable market conditions in the first three months of 2001 in the West region resulting from a combination of factors, including reduction in available hydroelectric generation resources, increased demand and decreased electric imports, positively impacted our Wholesale Energy business segment's operating margins. We do not expect these favorable conditions to return in 2002 in the West region, because, among other reasons, prices are now subject to Federal Energy Regulatory Commission price mitigation controls. Trading and marketing gross margins decreased $66 million from $113 million in 2001 to $47 million in 2002 primarily as a result of natural gas and power trading activities. Higher natural gas and power volatility levels provided for greater trading opportunities in the first quarter of 2001 compared to the first quarter of 2002, particularly in the West region.

     The following table provides further summary data regarding gross margins by commodity of our Wholesale Energy business segment for the three months ended March 31, 2001 and 2002:

                                    THREE MONTHS ENDED MARCH 31,
                                   ------------------------------
                                       2001             2002
                                   ------------     ------------
                                           (IN MILLIONS)
Gas revenues .................     $      5,290     $      2,490
Power revenues ...............            3,055            3,039
Other commodity revenues .....               17                4
                                   ------------     ------------
  Total revenues .............            8,362            5,533
                                   ------------     ------------
Cost of gas sold .............            5,211            2,437
Fuel and purchased power .....            2,749            2,764
Other commodity costs ........               10                5
                                   ------------     ------------
  Total cost of sales ........            7,970            5,206
                                   ------------     ------------
   Gross margin ..............     $        392     $        327
                                   ============     ============

     Operation and maintenance expenses for our Wholesale Energy business segment increased $23 million in the first quarter of 2002 compared to the same period in 2001, primarily due to $35 million of operation and maintenance expenses of generating plants related to the Orion Power acquisition in February 2002.

     Depreciation and amortization expense increased by $9 million in the first quarter of 2002 compared to the same period in 2001 primarily as a result of depreciation expense related to our Orion Power plants, and other generating plants placed into service during 2001, partially offset by a decrease in amortization of air emissions regulatory allowances of $21 million. For the three months ended March 31, 2001, our Wholesale Energy business segment recorded $1 million in amortization expense related to goodwill. For information regarding the discontinuance of goodwill amortization in accordance with SFAS No. 142, please read Note 6 to our Interim Financial Statements.

     Our Wholesale Energy business segment reported income from equity investments for the three months ended March 31, 2002 of $4 million compared to $13 million in the same period in 2001. The equity income in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to our investment in the plant declined primarily due to reduced power prices realized by the project company in 2002.

     For information regarding the reserve against receivables and uncertainties in the California wholesale energy market, please read Notes 13(a) and 13(d) to our Interim Financial Statements.

EUROPEAN ENERGY

     Our European Energy business segment, which is conducted through Reliant Resources, generates and sells power from its generation facilities in the Netherlands and participates in the emerging wholesale energy trading and power origination industry in Northwest Europe.

     For information regarding factors that may affect the future results of operations of our European Energy business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of

Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our European Energy Operations" in the Reliant Energy Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our European Energy business segment for the three months ended March 31, 2001 and 2002:

                                                      EUROPEAN ENERGY
                                              -----------------------------
                                               THREE MONTHS ENDED MARCH 31,
                                              -----------------------------
                                                  2001             2002
                                              ------------     ------------
                                                      (IN MILLIONS)
Operating Revenues ......................     $        248     $        535
Operating Expenses:
  Fuel ..................................              101               80
  Purchased Power .......................               81              391
  Operation and Maintenance .............               29               35
  Depreciation and Amortization .........               19               13
                                              ------------     ------------
     Total Operating Expenses ...........              230              519
                                              ------------     ------------
Operating Income ........................               18               16
Other Income, net .......................                3                2
                                              ------------     ------------
Earnings Before Interest and Income Taxes     $         21     $         18
                                              ============     ============

Electricity (in thousand MWh):
  Wholesale Sales .......................            3,765            4,565
  Trading Sales .........................            3,010           15,079

     Our European Energy business segment's EBIT decreased $3 million for the three months ended March 31, 2002 compared to the same period in 2001.

     Our European Energy business segment's operating revenues increased $287 million for the first quarter of 2002 compared to the same period in 2001. The increase was primarily due to increased trading volumes associated with our participation in the Dutch, Scandinavian, German, Austrian and United Kingdom power markets, fuels trading and to a lesser extent increased volumes of electric generation sales, which increased 21% in the first quarter of 2002 compared to the same period in 2001. The increases in revenues due to increases in volumes related to trading and power generation sales were partially offset by decreases in power prices, which decreased approximately 13% period to period. Fuel and purchased power costs increased $289 million in the first quarter of 2002 compared to the same period in 2001 primarily due to increased purchased power for trading activities, certain non-recurring costs related to out-of-market contracts totaling $4 million, and to a lesser extent, increased fuel costs due to increased output from our generating facilities. Partially offsetting the increase in fuel costs was a $19 million gain related to changes in the valuation of certain out-of-market contracts in the first quarter of 2002 recorded in fuel expense. For further discussion of these out-of-market contracts, please read Note 5 and Note 14(h) to the Reliant Energy 10-K Notes, which notes are incorporated herein by reference and Note 13(e) to our Interim Financial Statements.

     Gross margins (revenues less fuel and purchased power) decreased $2 million in the first quarter of 2002 compared to the same period in 2001 primarily due to decreased margins from (a) ancillary services of $3 million, (b) district heating sales of $4 million, and (c) other changes in power generation gross margins totaling $8 million primarily due to reduced power prices and increased fuel and fuel-related costs in 2002 compared to 2001. In addition, the first quarter of 2001 results included activity under a protocol agreement under which the Dutch generators provided capacity and energy to distributors in exchange for regulated production payments. Further contributing to the decline in gross margins were unscheduled plant outages at certain of our electric generating facilities in the first quarter of 2002. We estimate that these unplanned outages resulted in losses of approximately $7 million. A $19 million net gain recognized in fuel expense related to the changes in valuation of certain out-of-market contracts partially offset the overall decline in gross margin. In addition, trading and power origination gross margins increased by $2 million from $1 million in the first quarter of 2001 compared to $3 million in the first quarter of 2002, primarily due to a significant increase in power trading volumes and trading origination transactions.

     Operation and maintenance expenses increased by $6 million for the three months ended March 31, 2002 compared to the same period in 2001. These expenses increased primarily due to the reversal of an accrual for environmental tax subsidies receivable in 2001 of $4 million and a $2 million accrual recorded in the first quarter of 2002 for environmental expenditures.

     Depreciation and amortization expenses decreased during the first quarter of 2002 compared to the same period in 2001 primarily due to the discontinuance of goodwill amortization effective January 1, 2002. During the three months ended March 31, 2001, our European Energy business segment recorded $6 million in amortization expense related to goodwill. For additional discussion regarding the discontinuance of goodwill amortization in accordance with SFAS No. 142, please read Note 6 to our Interim Financial Statements.

     Other non-operating income primarily relates to the amortization of the deferred gains related to cross border lease transactions. In addition, during the first quarter of 2002, our European Energy business segment recognized a gain of $1 million related to the termination of certain cross border lease agreements. For additional information regarding these cross border lease transactions, please read Note 14(c) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

RETAIL ENERGY

     Our Retail Energy business segment, which is conducted by Reliant Resources, provides energy products and services to end-use customers, ranging from residential and small commercial customers to large commercial, industrial and institutional customers. In addition, our Retail Energy business segment provided billing, customer service, credit and collection services to our Electric Operations business segment and remittance services to our Electric Operations business segment and two of the divisions of our Natural Gas Distribution business segment. The service agreement governing these services terminated on December 31, 2001. Our Retail Energy business segment charged the regulated electric and natural gas utilities for these services at cost. Our Retail Energy business segment acquired approximately 1.7 million electric retail customers in the Houston metropolitan area when the Texas market opened to full competition in January 2002. During the first half of 2002, the Texas electric retail market will be largely focused on the extensive efforts necessary to transition customers from the utilities to the affiliated retail electric providers.

     For information regarding factors that may affect the future results of operations of our Retail Energy business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Retail Energy Operations" in the Reliant Energy Form 10-K, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Retail Energy business segment for the three months ended March 31, 2001 and 2002:

                                                              RETAIL ENERGY
                                                     ------------------------------
                                                      THREE MONTHS ENDED MARCH 31,
                                                     ------------------------------
                                                         2001              2002
                                                     ------------      ------------
                                                              (IN MILLIONS)
Operating Revenues .............................     $         27      $        979
Operating Expenses:
  Fuel and Purchased Power .....................               --               843
  Operation and Maintenance ....................               28                83
  Depreciation and Amortization ................                2                 5
                                                     ------------      ------------
     Total Operating Expenses ..................               30               931
                                                     ------------      ------------
Operating (Loss) Income ........................               (3)               48
Other, net .....................................               --                --
                                                     ------------      ------------
(Loss) Earnings Before Interest and Income Taxes     $         (3)     $         48
                                                     ============      ============

                                                           THREE MONTHS
                                                              ENDED
                                                          MARCH 31, 2002
                                                          --------------
Operations Data:
  Electric Sales (GWh):
    Residential ..................................                 3,155
    Small commercial .............................                 3,287
    Large commercial, industrial and institutional                 4,395
                                                          --------------
      Total ......................................                10,837
                                                          ==============

  Customers (in thousands, metered locations):
    Residential ..................................                 1,463
    Small commercial .............................                   213
    Large commercial, industrial and institutional                    17
                                                          --------------
      Total ......................................                 1,693
                                                          ==============

     Our Retail Energy business segment's EBIT increased $51 million in the first quarter of 2002 compared to the same period in 2001. The increase in EBIT was primarily due to increased gross margins (revenues less fuel and purchased power) related to retail electric sales to residential and small commercial customers and, to a lesser extent, retail electric sales to large commercial, industrial and institutional customers due to the Texas retail market opening to full competition in January 2002. The increase in gross margins was partially offset by increased operating expenses as further discussed below.

     Operating revenues increased $952 million in the first quarter of 2002 compared to the same period in 2001, due to revenues of $730 million from retail electric sales in the Texas retail market which opened to full competition in January 2002. Trading activities related to the selling of energy in Texas contributed to $235 million of the increase in revenues. Cost of sales increased $843 million due to costs of $609 million associated with the retail electric sales and $234 million associated with trading activities. Our Wholesale Energy business segment purchases and manages our Retail Energy business segment's wholesale energy supply requirements to fulfill its retail energy commitments. Our Wholesale Energy business segment charges our Retail Energy business segment for its energy supply requirements at its actual cost and charges an administrative fee for such services. During the first quarter of 2002, our Wholesale Energy business segment charged an administrative fee of $2 million for such services.

     Our Retail Energy business segment's gross margins increased $109 million in the first quarter of 2002 compared to the same period in 2001 primarily due to increased margins of $127 million from retail electric sales. Contracted energy sales to large commercial, industrial and institutional customers are accounted for under the mark-to-market method of accounting. These energy contracts are recorded at fair value in revenues upon contract execution. The net changes in their market values are recognized in the income statement in revenues in the period of the change. Mark-to-market gains related to these contracts were $5.5 million in the first quarter of 2002 compared to $3.6 million in the same period in 2001. For information regarding the accounting for contracted energy sales to large commercial, industrial and institutional customers, please read Notes 2(d) and 5 to the Reliant Energy 10-K Notes, which notes are incorporated herein by reference.

     In addition, in the first quarter of 2001, $13 million of revenues was recorded for the services provided to the Electric Operations and Natural Gas Distribution business segments, for which the associated costs are included in operation and maintenance expenses. The service agreement governing these services terminated on December 31, 2001.

     Operation and maintenance expenses increased $55 million in the first quarter of 2002 compared to the same period in 2001, primarily due to (a) increased gross receipts taxes of $14 million, (b) personnel and employee related costs and other administrative costs of $26 million due to the Texas retail market opening to full competition in January 2002, (c) increased bad debt reserves of $10 million associated with increased retail electric sales and
(d) increased marketing costs of $5 million due to the Texas retail market opening to full competition.

     Depreciation and amortization expense increased $3 million in the first quarter of 2002 compared to the same period in 2001 primarily due to depreciation of information systems developed and placed in service to meet the needs of our retail businesses. In addition, for the three months ended March 31, 2001, our Retail Energy business segment recorded $1 million in amortization expense related to goodwill. For information regarding the discontinuance of goodwill amortization in accordance with SFAS No. 142, please read Note 6 to our Interim Financial Statements.

     We are dependent on the local transmission and distribution utilities for the reading of our customers' energy meters. We are required to rely on the local utility or, in some cases, the independent transmission system operator, to provide us with our customers' information regarding energy usage, and we may be limited in our ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the local utilities or system operators could have a material negative impact on our business and results of operations and cash flows.

     The Electric Reliability Council of Texas (ERCOT) independent system operator (ERCOT ISO) is the independent system operator responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that information relating to a customer's choice of retail electric provider is conveyed in a timely manner to anyone needing the information. Problems in the flow of information between the ERCOT ISO, the transmission and distribution utilities and the retail electric providers have resulted in delays in switching and billing customers. While the flow of information is improving, operational problems in the new systems and processes are still being worked out.

     The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity supply volumes in the Texas deregulated electricity market. In addition, the ERCOT ISO plays a vital role in the collection and dissemination of metering data from the transmission and distribution utilities to the retail electric providers. We and other retail electric providers schedule volumes based on forecasts. As part of settlement, the ERCOT ISO communicates the actual volumes delivered compared to the forecast volumes scheduled. The ERCOT ISO calculates an additional charge or credit based on the difference between the actual and forecast volumes, based on a market clearing price for the difference. Settlement charges also include allocated costs such as unaccounted-for energy. Preliminary settlement information is due from ERCOT within two months after electricity is delivered. Final settlement information is due from ERCOT six months after electricity is delivered. As a result, we must record our supply costs using scheduled supply volumes and adjust those costs upon receipt of settlement information.

     The Texas Utility Commission regulations allow Reliant Resources to adjust the fuel factor in their price to beat to their Houston residential and small commercial customers based on the percentage change in the price of natural gas. In addition, Reliant Resources may also request an adjustment as a result of changes in the price of purchased energy. On May 2, 2002, Reliant Resources filed a request with the Texas Utility Commission to increase the fuel factor in their price to beat. Reliant Resources' price to beat was initially set by the Texas Utility Commission in November 2001 at the then average forward 12 month gas prices strip of approximately $3.11/mmbtu. Since the initial setting, the market price of natural gas has increased 20% to $3.73/mmbtu during April 2002. The earliest the new price could go into effect would be June 17, 2002.

OTHER OPERATIONS

     Our Other Operations business segment includes the operations of Reliant Energy Thermal Systems, Inc., Reliant Energy Power Systems, Inc., new ventures businesses, various real estate used in business operations, remaining operations in Latin America and unallocated corporate costs. After Restructuring and Distribution, our Other Operations business segment will consist primarily of Reliant Energy Thermal Systems, Inc., Reliant Energy Power Systems, Inc., office buildings and other real estate used in our business operations and unallocated corporate costs.

     The following table shows EBIT of Other Operations for the three months ended March 31, 2001 and 2002:

                                                  OTHER OPERATIONS
                                          ------------------------------
                                           THREE MONTHS ENDED MARCH 31,
                                          ------------------------------
                                              2001              2002
                                          ------------      ------------
                                                   (IN MILLIONS)
Operating Revenues ..................     $         30      $          2
Operating Expenses ..................              163                 3
                                          ------------      ------------
Operating Loss ......................             (133)               (1)
Other Income (Expense), net .........                2               (12)
                                          ------------      ------------
Loss Before Interest and Income Taxes     $       (131)     $        (13)
                                          ============      ============

     Other Operation's loss before interest and income taxes decreased by $118 million for the three months ended March 31, 2002 compared to the same period in 2001. The decline in loss before interest and income taxes is primarily due to a $101 million pre-tax, non-cash charge related to the redesign of certain of our benefit plans in anticipation of our separation from Reliant Resources incurred in 2001, partially offset by an increased non-cash unrealized loss of $16 million on our AOL Time Warner investment and related indexed debt securities.

                        TRADING AND MARKETING OPERATIONS

     We trade and market power, natural gas and other energy-related commodities and provide related risk management services to our customers. We apply mark-to-market accounting for all of our energy trading, marketing, power origination and risk management services activities. For information regarding mark-to-market accounting, please read Notes 2(d) and 5(a) to the Reliant Energy 10-K, which notes are incorporated herein by reference. These trading activities consist of:

     - the domestic energy trading, marketing, power origination and risk management services operations of our Wholesale Energy business segment;

     - the European energy trading and power origination operations of our European Energy business segment; and

     - the large commercial, industrial and institutional customers under retail electricity contracts of our Retail Energy business segment.

     Our domestic and European energy trading and marketing operations enter into derivative transactions with goals of optimizing our current power generation asset position and taking a market position.

     Our realized and unrealized trading, marketing and risk management services margins are as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------
                                                     2001             2002
                                                 ------------     ------------
                                                         (IN MILLIONS)
Realized ...................................     $        102     $         76
Unrealized .................................               16              (20)
                                                 ------------     ------------
Total ......................................     $        118     $         56
                                                 ============     ============

     Below is an analysis of our net trading and marketing assets and liabilities for 2002 (in millions):

Fair value of contracts outstanding at December 31, 2001.......................................    $     218
Fair value of new contracts when entered into during the period................................           20
Contracts realized or settled during the period................................................          (76)
Changes in fair values attributable to changes in valuation techniques and assumptions.........           --
Changes in fair value attributable to market price and other market changes....................           41
                                                                                                   ---------
  Fair value of contracts outstanding at March 31, 2002........................................    $     203
                                                                                                   =========

     During the three months ended March 31, 2002, our Retail Energy business segment entered into contracts with large commercial, industrial and institutional customers ranging from one-half to four years in duration. We recorded a $20 million dealer profit upon the origination of these contracts.

The dealer profit was determined by comparing the contractual pricing to the market price for the retail energy delivery and applying the estimated volumes under the provisions of these contracts. This calculation involves estimating the customer's anticipated load volume, and using the forward ERCOT over-the-counter (OTC) commodity prices, adjusted for the customer's anticipated load pattern. Load characteristics in the valuation model include: the customer's expected hourly electricity usage profile, the potential variability in the electricity usage profile (due to weather or operational uncertainties), and the electricity usage limits included in the customer's contract. In addition, estimates include anticipated delivery costs, such as regulatory and transmission charges, electric line losses, ERCOT system operator administrative fees and other market interaction charges, estimated credit risk and administrative costs to serve. The weighted-average duration of these transactions is approximately twenty months.

     Below are the maturities of our contracts related to our trading and marketing assets and liabilities as of March 31, 2002 (in millions):

                                               FAIR VALUE OF CONTRACTS AT MARCH 31, 2002
                               -------------------------------------------------------------------------
                                                                                  2007 AND    TOTAL FAIR
SOURCE OF FAIR VALUE            2002      2003      2004      2005      2006     THEREAFTER     VALUE
--------------------------     ------    ------    ------    ------    ------    ----------   ----------
Prices actively quoted ...     $  (18)   $    5    $  (10)   $   --    $   --      $   --       $  (23)
Prices provided by other
  external sources .......        158        80        12         5         8          --          263
Prices based on models and
  other valuation methods         (14)       (35)        1        (6)       (2)         19         (37)
                               ------    ------    ------    ------    ------      ------       ------
Total ....................     $  126    $   50    $    3    $   (1)   $    6      $   19       $  203
                               ======    ======    ======    ======    ======      ======       ======

     The "prices actively quoted" category represents our New York Mercantile Exchange (NYMEX) futures positions in natural gas and crude oil. At March 31, 2002, NYMEX had quoted prices for natural gas and crude oil for the next 60 and 36 months, respectively.

     The "prices provided by other external sources" category represents our forward positions in natural gas and power at points for which OTC broker quotes are available. On average, OTC quotes for natural gas and power extend 60 and 36 months into the future, respectively. We value these positions against internally developed forward market price curves that are constantly validated and recalibrated against OTC broker quotes. This category also includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate.

     The "prices based on models and other valuation methods" category contains
(a) the value of our valuation adjustments for liquidity, credit and administrative costs, (b) the value of options not quoted by an exchange or OTC broker, (c) the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, and (d) the value of structured transactions. In certain instances, structured transactions can be composed and modeled by us as simple forwards and options based on prices actively quoted. Options are typically valued using Black-Scholes option valuation models. Although the valuation of the simple structures might not be different from the valuation of contracts in other categories, the effective model price for any given period is a combination of prices from two or more different instruments and therefore has been included in this category due to the complex nature of these transactions.

     The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. Changes in the assets and liabilities from trading, marketing, power origination and price risk management services result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlements. The most significant parameters impacting the value of our portfolio of contracts include natural gas and power forward market prices, volatility and credit risk. For the Retail Energy business segment sales discussed above, significant variables affecting contract values also include the variability in electricity consumption patterns due to weather and operational uncertainties (within contract parameters). Market prices assume a normal functioning market with an adequate number of buyers and sellers providing market liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. Please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Reliant Energy Form 10-K for further discussion and measurement of the market exposure in the trading and marketing businesses and discussion of credit risk management.

     For additional information, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and " - Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of the Reliant Energy Form 10-K.

     For a description of accounting policies for our trading and marketing activities, please read Notes 2(d) and 5 to the Reliant Energy 10-K Notes, which notes are incorporated herein by reference.

     We seek to monitor and control our trading risk exposures through a variety of processes and committees. For additional information, please read "Quantitative and Qualitative Disclosures About Market Risk - Risk Management Structure" in Item 7A of the Reliant Energy Form 10-K.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, including information relating to an anticipated decline in earnings of our electric business segments due to deregulation of the Texas electric industry, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Energy Form 10-K, which is incorporated herein by reference. For additional information regarding (a) the California wholesale market and related litigation, please read Notes 13(a) and 13(d) to our Interim Financial Statements, and (b) the Dutch stranded costs, please read Note 13(e) to our Interim Financial Statements.

                               FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the three months ended March 31, 2001 and 2002:

                                         THREE MONTHS ENDED MARCH 31,
                                        ------------------------------
                                            2001              2002
                                        ------------      ------------
                                                (in millions)
Cash provided by (used in):
   Operating activities ...........     $        120      $        236
   Investing activities ...........             (497)           (3,324)
   Financing activities ...........              278             3,231

     Net cash provided by operating activities during the three months ended March 31, 2002 increased $116 million compared to the same period in 2001 primarily due to (a) an increase in recovered fuel costs by our Electric Transmission and Distribution business segment; (b) a reduction in lease prepayments related to the Reliant Energy Mid-Atlantic Power Holdings, LLC
(REMA) sale-leaseback agreements; (c) a decrease in restricted cash related to Reliant Resources' REMA operations and Reliant Resources' Orion Power operations partially offset by restricted escrow funds related to the settlement of an indemnity agreement for certain energy obligations (please read Note 13(e) to our Interim Financial Statements); (d) the return of collateral deposits related to an equipment financing structure; and (e) cash flows provided by our Retail Energy business segment for retail sales in the first quarter of 2002 due to the Texas retail market opening to full competition in January 2002. These items were partially offset by decreased cash flows provided by our Wholesale Energy and Natural Gas Distribution business segments in the first quarter of 2002 compared to the same period in 2001 as a result of decreased operating income.

     Net cash used in investing activities increased $2.8 billion during the three months ended March 31, 2002 compared to the same period in 2001 primarily due to funding of the acquisition of Orion Power for $2.9 billion on February 19, 2002, partially offset by a decrease in capital expenditures related to the construction of domestic power generation projects during the three months ended March 31, 2002.

     Cash flows provided by financing activities increased $3.0 billion during the three months ended March 31, 2002 compared to the same period in 2001 primarily due to an increase in short-term borrowings used to fund the acquisition of Orion Power and repurchase of customer accounts receivable, partially offset by a decrease in proceeds from long-term debt.

                      FUTURE SOURCES AND USES OF CASH FLOWS

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

RELIANT ENERGY (TO BECOME CENTERPOINT ENERGY SUBSEQUENT TO THE RESTRUCTURING)

     Credit Facilities. As of March 31, 2002, we had credit facilities, including facilities of Houston Industries FinanceCo LP (FinanceCo) and RERC Corp., that provided for an aggregate of $5.2 billion in committed credit. As of March 31, 2002, $3.6 billion was outstanding under these facilities including $2.1 billion of commercial paper supported by the facilities, borrowings of $1.5 billion and letters of credit of $2.5 million.

     The following table summarizes amounts available under these credit facilities at March 31, 2002 and commitments expiring in 2002 (in millions):

                                                                      AMOUNT OF
                                              TOTAL       UNUSED     COMMITMENTS
                                            COMMITTED    AMOUNT AT    EXPIRING
        BORROWER         TYPE OF FACILITY    CREDIT       3/31/02      IN 2002
        ---------        ----------------   ---------   ----------   -----------
        Reliant Energy   Revolver            $   400     $     --      $   400
        FinanceCo.....   Revolvers             4,300        1,256        4,300
        RERC Corp.....   Revolver                350          347           --
        RERC Corp.....   Receivables             150           --          150
                                             -------     --------      -------
           Total                             $ 5,200     $  1,603      $ 4,850
                                             =======     ========      =======

     The RERC Corp. receivables facility was reduced from $350 million to $150 million in January 2002. Proceeds for the repayment of $196 million of advances under the facility were obtained from bank borrowings and the sale of commercial paper.

     The revolving credit facilities contain various business and financial covenants requiring us to, among other things, maintain leverage (as defined in the credit facilities) below specified ratios. We are in compliance with the covenants under all of these credit agreements. For additional discussion, please read Note 8 to our Interim Financial Statements.

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

     We are currently in negotiations with banks to replace an aggregate of $4.7 billion of existing credit facilities of Reliant Energy and FinanceCo which expire on July 12, 2002. The anticipated maturity dates of these new facilities range from four months to 364 days. The terms of any new credit facilities are expected to be adversely affected by the leverage of Reliant Energy, the amount of bank capacity utilized by Reliant Energy, any delay in the date of Restructuring and Distribution and conditions in the bank market. These same factors are expected to make the syndication of new credit facilities more difficult. Proceeds from any issuance of debt in the capital markets are expected to be used to retire a portion of our short-term debt and reduce our need for committed revolving credit facilities.

     Credit Ratings. On May 20, 2002, Moody's Investors Service announced it is revising its outlook for Reliant Energy (Baa1 Senior Unsecured), Reliant Energy Finance Co. II LP (Baa1 Senior Unsecured), RERC Corp. (Baa2 Senior Unsecured) and CenterPoint Energy (indicative rating Baa2 Senior Unsecured) to negative from stable in response to ratings pressure originating in Reliant Energy's 83% ownership interest of Reliant Resources.

     Shelf Registrations. The following table lists shelf registration statements existing at March 31, 2002 for securities expected to be sold in public offerings (in millions).

                                                                              TERMINATING ON
                                                                                 DATE OF
     REGISTRANT              SECURITY                             AMOUNT(1)   RESTRUCTURING
     ----------              --------                             ---------   --------------
     Reliant Energy.......   Preferred Stock                        $230           Yes
     Reliant Energy.......   Debt Securities                         480           Yes
     Reliant Energy.......   Common Stock                            387           No
     REI Trust II/........   Trust Preferred and related Junior
        Reliant Energy....   Subordinated Debentures                 125           Yes
     RERC Corp............   Debt Securities                          50           No

----------
(1) The amount reflects the principal amount of debt securities, the aggregate liquidation value of trust preferred securities and the estimated market value of common stock based on the number of shares registered as of March 31, 2002 and the closing market price of Reliant Energy common stock on that date.

     We expect to register $2.5 billion of debt securities, some or all of which may be issued either by Reliant Energy prior to the Restructuring or by CenterPoint Energy after the Restructuring. Debt securities aggregating approximately $500 million may also be issued by the transmission and distribution subsidiary of CenterPoint Energy following the Restructuring. Proceeds from the sale of these debt securities are expected to be used to repay short-term borrowings. The amount actually issued will depend on interest rates and other market conditions.

     Debt Service Requirements. Excluding the repayments expected to be made on the transition bonds described in Note 4(a) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference, we have maturing long-term debt in 2002 aggregating $500 million. Maturing debt is expected to be refinanced with new debt. In addition, Reliant Energy has $175 million of 5.20% pollution control bonds that are expected to be remarketed in 2002 as multi-year fixed-rate debt.

     Debt service requirements will be affected by the overall level of interest rates in 2002 and credit spreads applicable to the various issuers of debt in 2002. Up to $3.2 billion of long-term debt is expected to be issued or remarketed in 2002, and we expect to have large amounts of short-term floating-rate debt in 2002. At March 31, 2002, we had entered into five-year forward starting interest rate swaps having an aggregate notional amount of $1.5 billion to hedge the interest rate on an anticipated 2002 offering of five-year notes. The weighted average rate on the swaps was 5.7%. At March 31, 2002, we also had entered into interest rate swaps to fix the rate on $1.5 billion of our floating rate debt. The weighted average rate on these swaps was 3.9% and the swaps expire in 2002 through 2004. While we have, in some instances, hedged our exposure to changes in interest rates by entering into interest rate swaps, the swaps leave us exposed to changes in our credit spread relative to the market indices reflected in the swaps.

     Money Fund. We have a "money fund" through which Reliant Energy and participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money fund's net funding requirements are generally met with commercial paper and/or bank loans. At March 31, 2002, Reliant Resources had $432 million invested in the money fund. Reliant Resources is expected to withdraw its investment from the money fund on or before the Distribution. Funds for repayment of the notes payable to Reliant Resources will be obtained from bank loans or the issuance of commercial paper.

     Environmental Issues. We anticipate investing up to $397 million in capital and other special project expenditures between 2002 and 2006 for environmental compliance. Of this amount, we anticipate expenditures to be approximately $234 million and $132 million in 2002 and 2003, respectively. For additional information related to environmental issues, please read Note 13(b) to our Interim Financial Statements.

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

     Fuel Filing. As of March 31, 2002, Reliant Energy HL&P was under-collected on fuel recovery by $62 million. Reliant Energy plans to file its final fuel reconciliation with the Texas Utility Commission in July 2002. The filing will cover the period August 1997 through the end of regulation. Under the Texas electric restructuring law, the final fuel balance will be included in the 2004 true-up proceeding.

     Reliant Energy HL&P Rate Matters. An order issued by the Texas Utility Commission on October 3, 2001 (October 3, 2001 Order) established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that Reliant Energy HL&P had overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under the 1998 transition to competition plan (Transition Plan) and Texas electric restructuring law. In this final order, Reliant Energy HL&P was required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the Transition Plan and the Texas electric restructuring law. Per the October 3, 2001 Order, our Electric Transmission and Distribution business segment recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation. Our Electric Transmission and Distribution business segment began refunding excess mitigation credits with the January 2002 unbundled bills, to be refunded over a seven year period. The annual cash flow impact of the reversal of both redirected and accelerated depreciation is a decrease of approximately $225 million. Under the Texas electric restructuring law, a final settlement of these stranded costs will occur in 2004. For further discussion, please read Note 4(a) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

     Treasury Stock Purchases. As of March 31, 2002, we were authorized under our common stock repurchase program to purchase an additional $271 million of our common stock. Our purchases under our repurchase program depend on market conditions, might not be announced in advance and may be made in open market or privately negotiated transactions. CenterPoint Energy has no current plans to engage in a significant stock buy-back program, but may seek to repurchase shares in the open market for use in various benefit and employee compensation plans, or to maintain a targeted balance of outstanding shares to the extent that original issue stock is used for such purposes.

     Pension and Postretirement Benefits Funding. We make contributions to achieve adequate funding of company sponsored pension and postretirement benefits in accordance with applicable regulations and rate orders. Based on current estimates, we expect to have funding requirements, excluding Reliant Resources, of approximately $330 million for the period 2002-2006.

RELIANT RESOURCES - UNREGULATED BUSINESSES

     Credit Facilities. As of March 31, 2002, Reliant Resources had $8.2 billion in committed credit facilities, including facilities of subsidiaries of Reliant Energy Power Generation, Inc. (REPG), Orion Power and REPGB, of which $1.9 billion remained unused. Credit facilities aggregating $5.4 billion were unsecured. As of March 31, 2002, letters of credit outstanding under these facilities aggregated $571 million. As of March 31, 2002, borrowings of $5.8 billion were outstanding under these facilities of which $591 million were classified as long-term debt, based upon the availability of committed credit facilities and management's intention to maintain these borrowings in excess of one year.

     Of the committed credit facilities described above, $6.3 billion will expire by March 31, 2003. To the extent that Reliant Resources still needs these facilities, Reliant Resources expects to be able to renew or replace them on normal commercial terms prior to their expiration.

     As a result of the Orion Power acquisition, Reliant Resources' consolidated debt obligations increased by the amount of Orion Power's debt obligations of $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants) as of February 19, 2002. For additional information regarding these debt obligations, please read Note 5 to our Interim Financial Statements.

     Liquidity Concerns. As of March 31, 2002, Reliant Resources has $2.8 billion of committed credit facilities which will expire in 2002. To the extent that Reliant Resources continues to need access to this amount of committed credit, Reliant Resources expects to extend or replace these facilities. The credit environment currently impacting Reliant Resources' industry may require Reliant Resources' future facilities to include terms that are more restrictive or burdensome or at higher borrowing rates than those of their current facilities. In addition, the terms of any new credit facilities may be adversely affected by any delay in the date of the Distribution. For a discussion of other factors affecting Reliant Resources' sources of cash and liquidity, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" in the Reliant Energy Form 10-K, which is incorporated herein by reference, and Note 5 to our Interim Financial Statements.

     Orion Power and its Subsidiaries Credit Facilities. The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. For the three months ended March 31, 2002, Orion MidWest did not meet its debt service coverage ratio, and alternatively made a $25 million prepayment on March 22, 2002, as permitted by the MidWest Credit Agreement in order to maintain compliance. Orion MidWest may not be able to meet this debt service coverage ratio for the quarter ending June 30, 2002. It is Reliant Resources' current intention to arrange for the repayment, refinancing or amendment of these facilities prior to June 30, 2002. If the MidWest Credit Agreement facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, Reliant Resources believes that they will be able to obtain such a waiver. However, Reliant Resources currently has no assurance that they will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the quarter ended March 31, 2002. In the event that Orion Power is unable to meet this financial covenant for a second consecutive fiscal quarter it would constitute a default under its credit facility. It is Reliant Resources' current intention to arrange for the repayment, refinancing or amendment of this facility prior to June 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, Reliant Resources believes that they will be able to obtain such a waiver. However, Reliant Resources currently has no assurance that they will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility.

     For additional information regarding Orion Power and its subsidiaries' debt obligations, please read Note 5 to our Interim Financial Statements.

     California Trade Receivables. As of March 31, 2002, Reliant Resources was owed a total of $267 million by the California Independent System Operator, the California Power Exchange, the California Department of Water Resources and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through March 31, 2002. From March 31, 2002 through May 10, 2002, Reliant Resources has collected $3 million of these receivable balances. As of March 31, 2002, Reliant Resources had a pre-tax provision of $35 million against these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 13(a) and 13(d) to our Interim Financial Statements and Notes 14(f) and 14(g) to the Reliant Energy 10-K Notes, which notes are incorporated herein by reference.

     Acquisition of Orion Power Holdings, Inc. On February 19, 2002, Reliant Resources acquired all of the outstanding shares of common stock of Orion Power for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Reliant Resources funded the purchase of Orion Power with a $2.9 billion credit facility and $41 million of cash on hand.

     Generating Projects. As of March 31, 2002, Reliant Resources had five generating facilities under construction. Total estimated costs of constructing these facilities are $1.5 billion. As of March 31, 2002, Reliant Resources had incurred $1.1 billion of the total projected costs of these projects, which were funded primarily from equity and debt facilities. Of this $1.1 billion, $315 million had been incurred by Orion Power related to two of these projects as of February 19, 2002. In addition, Reliant Resources has commitments to purchase additional power generation equipment, consisting of steam and combustion turbines and heat recovery steam generators, for a total estimated cost of $697 million, with a remaining commitment of $533 million. Reliant Resources is actively attempting to market this equipment, having determined that it is in excess of its current needs. In addition to these facilities, Reliant Resources is constructing facilities as construction agents under construction agency agreements, which permit it to lease or buy each of these facilities at the conclusion of their construction.

     Construction Agency Agreement and Equipment Financing Structure. In 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. These special purpose entities are not consolidated by Reliant Resources. For information regarding these transactions, please read Note 13(f) to our Interim Financial Statements. In addition, Reliant Resources, through its subsidiary, REPG, has entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment.

     Payment to Reliant Energy. To the extent that Reliant Resources' price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, Reliant Resources may be required to make a payment to Reliant Energy in early 2004 unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's electric utility's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than Reliant Resources.

     Treasury Stock Purchases. On December 6, 2001, Reliant Resources' Board of Directors authorized the purchase of up to 10 million additional shares of their common stock through June 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since the date of this authorization through May 10, 2002, Reliant Resources has not purchased any shares of their common stock under this program.

     Credit Ratings. Credit ratings impact Reliant Resources' ability to obtain short-term and long-term financing, the cost of such financing and the execution of their commercial strategies. As of May 17, 2002, Reliant Resources' credit ratings for their senior unsecured debt were as follows:

     DATE ASSIGNED         RATING AGENCY            RATING
     -------------         -------------            ------
     March 22, 2002        Moody's (1)              Baa3, review for potential downgrade
     February 14, 2002     Fitch (2)                BBB, Rating Watch Negative
     March 21, 2002        Standard & Poor's (3)    BBB, Credit Watch with negative implications

----------
(1) On May 13, 2002, Moody's placed Reliant Resources on review for potential downgrade. Moody's action was in response to Reliant Resources' decision to cancel a private placement of $500 million of debt securities on May 10, 2002, in order to review the financial or other implications of certain trading transactions (see discussion in Note 1 to our Interim Financial Statements).
(2) On May 17, 2002, Fitch placed Reliant Resources' ratings on Rating Watch Negative. Fitch's rating action primarily related to the continuing adverse impact on Reliant Resources' financial flexibility resulting from the negative market reaction to Reliant Resources' recent disclosure of certain trading transactions (see discussion in Note 1 to our Interim Financial Statements).
(3) On May 13, 2002, Standard & Poor's placed Reliant Resources' ratings on Credit Watch with negative implications, reflecting the concern that a lack of market confidence or the risk that another rating agency would lower Reliant Resources' ratings to non-investment grade could create liquidity issues as counterparties demand increased collateral to maintain trading relationships.

     Reliant Resources cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. Reliant Resources notes that these credit ratings are not recommendations to buy, sell or hold their securities and may be revised or withdrawn at any time by such rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of Reliant Resources' credit ratings could have a material adverse impact on Reliant Resources' ability to access capital on acceptable terms.

     Reliant Resources has commercial contracts and/or guarantees related to their trading, marketing and risk management and hedging operations that require Reliant Resources to maintain an investment grade credit rating. If Reliant Resources' credit rating declines below investment grade, Reliant Resources estimates that they could be obligated to provide significant credit support to the counterparties in the form of a pledge of cash collateral, a letter of credit or other similar credit support.

     Furthermore, if Reliant Resources' credit ratings decline below an investment grade credit rating, Reliant Resources' trading partners may refuse to trade with them or trade only on terms less favorable to them. As of March 31, 2002, Reliant Resources had $66 million of margin deposits on energy trading and hedging activities posted as collateral with counterparties. As of March 31, 2002, Reliant Resources had $1.6 billion available under their credit facilities to satisfy future commodity obligations.

     In addition, certain of Reliant Resources' retail electricity contracts with large commercial, industrial and institutional customers of their Retail Energy business segment provide the customers the ability to terminate their contracts early upon the occurrence of Reliant Resources' credit ratings for their unsecured debt ratings falling below investment grade or if their investment grade rating is withdrawn entirely by a rating agency.

     Termination of Debt Offering. On May 10, 2002, Reliant Resources canceled their $500 million, ten-year debt private placement when they became aware subsequent to the pricing of the debt offering, that Reliant Resources had likely engaged in round trip trades. See Note 1 to our Interim Financial Statements for more information regarding round trip trades.

     Other Sources/Uses of Cash. Reliant Resources' liquidity and capital requirements are affected primarily by the results of operations, capital expenditures, debt service requirements and working capital needs. Reliant Resources expects to grow through the construction of new generation facilities and the acquisition of generation facilities, the expansion of its energy trading and marketing activities and the expansion of its energy retail business. Reliant Resources expects any resulting capital requirements to be met with cash flows from operations, and proceeds from debt and equity offerings, project financings, securitization of assets, other borrowings and off-balance sheet financings. Additional capital expenditures, some of which may be substantial, depend to a large extent upon the nature and extent of future project commitments which are discretionary. Reliant Resources believes that its current level of cash and borrowing capability, along with its future anticipated cash flows from operations and assuming successful refinancings of credit facilities as they mature, will be sufficient to meet the existing operational needs of its business for the next 12 months. If cash generated from operations is insufficient to satisfy its liquidity requirements, Reliant Resources may seek to sell either equity or debt securities or obtain additional credit facilities or long-term financings from financial institutions.

OFF-BALANCE SHEET TRANSACTIONS

     Construction Agency Agreements. In 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities are not consolidated by the Company. The special purpose entities have an aggregate financing commitment from equity and debt participants (Investors) of $2.5 billion of which the last $1.1 billion is currently available only if cash collaterized. The availability of the commitment is subject to satisfaction of various conditions, including the obligation to provide cash collateral for the loans and letters of credit outstanding on November 29, 2004. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by December 31, 2004, but Reliant Resources has generally limited its risk during construction to an amount not in excess of 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, they must purchase the project or remarket the project on behalf of the special purpose entities. Reliant Resources' ability to exercise the lease option is subject to certain conditions. Reliant Resources must guarantee that the Investors will receive an amount at least equal to 89.9% of their investment in the equipment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), Reliant Resources' subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of an amount not to exceed 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period. At any time during the construction period or during the lease, Reliant Resources may purchase a facility by paying an amount approximately equal to the outstanding balance plus costs. As of March 31, 2002, the special purpose entities had property, plant and equipment of $798 million, net other liabilities of $1 million and debt obligations of $766 million. As of March 31, 2002, the special purpose entities had equity from unaffiliated third parties of $31 million.

     Equipment Financing Structure. Reliant Resources, through its subsidiary, REPG, has entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment. Under the agreement, the bank has agreed to provide up to a maximum aggregate amount of $650 million. REPG and its subagents must cash collateralize their obligation to administer the contracts. This cash collateral is approximately equivalent to the total payments by the bank for the equipment, interest and other fees. As of March 31, 2002, the bank had assumed contracts for the purchase of three turbines, two heat recovery steam generators and one air cooled condenser with an aggregate cost of $140 million. REPG, or its designee, has the option at any time to purchase, or, at equipment completion, subject to certain conditions, including the agreement of the bank to extend financing, to lease the equipment, or to assist in the remarketing of the equipment under terms specified in the agreement. All costs, including the purchase commitment on the turbines, are the responsibility of the bank. The cash collateral is deposited by REPG or an affiliate into a collateral account with the bank and earns interest at the London inter-bank offered rate (LIBOR) less 0.15%. Under certain circumstances, the collateral deposit or a portion of it, will be returned to REPG or its designee. Otherwise, it will be retained by the bank. At December 31, 2001 and March 31, 2002, REPG and its subsidiary had deposited $230 million and $100 million, respectively, into the collateral account. In January 2002, the bank sold to the parties to the construction agency agreements discussed above, equipment contracts with a total contractual obligation of $258 million, under which payments and interest during construction totaled $142 million. Accordingly, $142 million of Reliant Resources' collateral deposits were returned to Reliant Resources. As of March 31, 2002, there were equipment contracts with a total contractual obligation of $140 million under which payments during construction totaled $99.5 million. Currently this equipment is not designated for current planned power generation construction projects. Therefore, Reliant Resources anticipates that it will either purchase the equipment, assist in the remarketing of the equipment or negotiate to cancel the related contracts.

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

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our rate-regulated businesses follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected in the Consolidated Balance Sheets are $3.2 billion and $1.1 billion at March 31, 2002, and $3.3 billion and $1.4 billion at December 31, 2001, respectively.

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

UNBILLED ENERGY REVENUES

     Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters which are read on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. This unbilled electric revenue is estimated each month based on daily generation volumes, line losses and applicable customer rates based on analyses reflecting significant historical trends and experience. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheet as of March 31, 2002 were $72 million related to our Electric Transmission and Distribution business segment, $342 million related to our Retail Energy business segment and $63 million related to our Natural Gas Distribution business segment. Accrued unbilled revenues recorded in the Consolidated Balance Sheet as of December 31, 2001 were $33 million related to our Electric Transmission and Distribution business segment, $19 million related to our Retail Energy business segment and $188 million related to our Natural Gas Distribution business segment.

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

     The determination of fair values of trading and marketing assets and liabilities for our energy trading, marketing and price risk management operations and non-trading derivative assets and liabilities, including stranded cost obligations related to our European Energy operations, are based on estimates. For further discussion, please read

"-- Trading and Marketing Operations" and "Quantitative and Qualitative Disclosure About Market Risk" in Item 3 of this Form 10-Q and Note 4 to our Interim Financial Statements.

                          NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the FASB issued SFAS No. 141 "Business Combinations" (SFAS No. 141). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. We adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on our historical results of operations or financial position.


     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by us to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. We adopted SFAS No. 144 on January 1, 2002.

     See Note 4 to our Interim Financial Statements for a discussion of our adoption of SFAS No. 133 on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 to our Interim Financial Statements for a discussion of our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

     During the first quarter of 2002, the Financial Accounting Standards Board
(FASB) considered proposed approaches related to identifying and accounting for special-purpose entities. The current proposal being considered by the FASB is likely to limit special purpose entities used by a company for financing and other purposes not being consolidated with its results of operations. One criterion being considered is to require consolidation of a special purpose entity if the equity investments held by third-party owners in the special purpose entity are less than 10% of capitalization. The FASB likely will not grandfather special purpose entities existing at the date the final interpretation is issued. Special purpose entities in existence at the date of adoption of this interpretation will likely be consolidated by the primary beneficiary. For information regarding special purpose entities affiliated with Reliant Resources, please read Notes 13(f) and (g) to our Interim Financial Statements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss in earnings based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their March 31, 2002 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $60 million, excluding non-trading derivatives liabilities associated with our European Energy business segment's out-of-market import contracts.

     Our European Energy business segment's out-of-market import contracts have exposure to commodity price movements. For information regarding these contracts, please read Notes 4 and 13(e) to our Interim Financial Statements. A decrease of 10% in market prices of energy commodities from their March 31, 2002 levels would result in a loss of $90 million.

     We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the estimated risk of loss to earnings in market sensitive instruments based on historical experience. With respect to Trading Derivatives, our highest, lowest and average monthly VAR were $28 million, $15 million and $19 million, respectively, during the first quarter of 2002 based on a 95% confidence level and primarily a one day holding period. During the first quarter of 2001, our highest, lowest and average monthly VAR were $18 million, $4 million and $9 million, respectively, based on a 95% confidence level and primarily a one day holding period.

     We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-Q or a failure of risk controls will not lead to significant losses from our trading, marketing and risk management activities.

INTEREST RATE RISK

     We have issued long-term debt and have obligations under bank facilities which subject us to the risk of loss associated with movements in market interest rates.

     We have outstanding long-term debt and commercial paper obligations under bank facilities, mandatory redeemable preferred securities of subsidiary trusts holding solely our junior subordinated debentures (Trust Preferred Securities), securities held in our nuclear decommissioning trust, some lease obligations and our obligations under the 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) that subject us to the risk of loss associated with movements in market interest rates. We utilize interest-rate swaps in order to hedge portions of our floating-rate debt and to hedge a portion of the interest rate applicable to future offerings of long-term debt.

     Our floating-rate obligations borrowed from third parties aggregated $9.3 billion at March 31, 2002. If the floating rates were to increase by 10% from March 31, 2002 rates, our combined interest expense to third parties would increase by a total of $2.4 million each month in which such increase continued.

     At March 31, 2002, we had outstanding fixed-rate debt (excluding indexed debt securities) and Trust Preferred Securities aggregating $7.0 billion in principal amount and having a fair value of $6.9 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $913 million if interest rates were to decline by 10% from their levels at March 31, 2002. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     As discussed in Note 14(k) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference, we contributed $14.8 million in 1999, 2000 and 2001 to a trust established to fund our share of the decommissioning costs for the South Texas Project. In 2002, we will begin contributing $2.9 million per year to this trust. The securities held by the trust for decommissioning costs had an estimated fair value of $168 million as of March 31, 2002, of which approximately 45% were fixed-rate debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at March 31, 2002, the decrease in fair value of the fixed-rate debt securities would decrease by approximately $11 million. In addition, the risk of an economic loss is mitigated. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability because we believe that our future contributions, which are currently recovered through the ratemaking process, will be adjusted for these gains and losses. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference.

     As discussed in Note 10(b) to the Reliant Energy 10-K Notes, which note is incorporated herein by reference, RERC Corp.'s $500 million aggregate principal amount of 6 3/8% Term Enhanced Remarketable Securities include an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate in 2003 is below 5.66%. At March 31, 2002, we could terminate the option at a cost of $15 million. A decrease of 10% in the March 31, 2002 level of interest rates would increase the cost of termination of the option by approximately $13 million.

     As discussed in Note 8 to the Reliant Energy 10-K Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component of $122 million and a derivative component of $788 million. The debt component of $122 million is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at March 31, 2002. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from March 31, 2002 levels, the fair value of the derivative component would increase by approximately $9 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As of March 31, 2002, we hold interest rate swaps having an aggregate notional amount of $2.7 billion to fix the interest rate applicable to floating rate short-term debt and long-term debt. At March 31, 2002, the swaps relating to short-term and long-term debt could be terminated at a cost of $16 million. Of these swaps, $1.5 billion relating to short-term debt do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. The remaining $1.2 billion in swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreements. A decrease of 10% in the March 31, 2002 level of interest rates would increase the cost of terminating the swaps related to short-term debt and long-term debt outstanding at March 31, 2002 by $20 million.

     As of March 31, 2002, we have entered into forward-starting interest rate swaps having an aggregate notional amount of $2.5 billion to hedge the interest rate on future offerings of long-term fixed-rate notes. At March 31, 2002, these swaps could be terminated at a cost of $17 million. These swaps qualify as cash flow hedges under SFAS No. 133. Should the expected issuance of the debt no longer be probable, any deferred amount will be recognized immediately into income. A decrease of 10% in the March 31, 2002 level of interest rates would increase the cost of terminating these swaps by $40 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

     As of March 31, 2002, we have entered into foreign currency swaps and foreign exchange forward contracts and have issued Euro-denominated debt to hedge our net investment in our European Energy business segment. Changes in the value of the swaps, forwards and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income
(loss) in stockholders' equity. As of March 31, 2002, we have recorded a $106 million loss in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

     As of March 31, 2002, our European Energy business segment had entered into transactions to purchase approximately $263 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars. As of March 31, 2002, the fair value of these financial instruments was an $8 million asset. An increase in the value of the Euro of 10% compared to the U.S. dollar from its March 31, 2002 level would result in a loss in the fair value of these foreign currency financial instruments of $28 million. For information regarding the accounting for these financial instruments, see Note 4 to our Interim Financial Statements and Note 5(b) to the Reliant Energy 10-K Notes, which is incorporated by reference herein.

     Our European Energy business segment's out-of-market import contracts have foreign currency exposure. An increase of 10% in the U.S. dollar relative to the Euro from their March 31, 2002 levels would result in a loss of $10 million.

EQUITY MARKET VALUE RISK

     We are exposed to equity market value risk through our ownership of approximately 26 million shares of AOL TW Common, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read Note 8 to the Reliant Energy 10-K Notes, which is incorporated by reference herein, for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the March 31, 2002 market value of AOL TW Common would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As discussed above under "-- Interest Rate Risk," we contribute to a trust established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of March 31, 2002. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at March 31, 2002, the resulting loss in fair value of these securities would not be material to us. Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

     We have an investment in Itron, Inc. (Itron), which is classified as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of March 31, 2002, the value of the Itron investment was $9 million. The Itron investment exposes us to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the March 31, 2002 level would decrease the fair value by $1 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting Reliant Energy, please read Note 13 to our Interim Financial Statements, the discussion under "Our Business -- Environmental Matters" and Item 3 of the Reliant Energy Form 10-K and Notes 4 and 14 to the Reliant Energy 10-K Notes, all of which are incorporated herein by reference.

Restatement of Second and Third Quarter 2001 Results of Operations.

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

     At the time of the public announcement of Reliant Energy's intention to restate its reporting of the structured transactions, the Audit Committee of each of the Boards of Directors of Reliant Energy and Reliant Resources instructed Reliant Resources to conduct an internal audit review to determine whether there were any other transactions included in the asset books as cash flow hedges that failed to meet the cash flow hedge requirements under SFAS No.
133. This targeted internal audit review found no other similar transactions.

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

     On April 5, 2002, Reliant Resources was advised that the Staff of the Division of Enforcement of the SEC is conducting an informal inquiry into the facts and circumstances surrounding the restatement. Reliant Resources is cooperating with this inquiry. Before releasing its 2001 earnings, Reliant Energy received concurrence from the SEC's accounting staff on the accounting treatment of the restatement, which increased its earnings for the two quarters by a total of $107 million. At this time, we cannot predict the outcome of the SEC's inquiry. In addition, we cannot predict what effect the inquiry may have on our pending application to the SEC under the 1935 Act, which is required for our Restructuring. For more information about our Restructuring, please read "Our Business - Status of Business Separation" and " - Business Separation" in
Item 1 of the Reliant Energy Form 10-K, which is incorporated herein by reference.

     The Staff of the Division of Enforcement of the SEC has indicated it may expand the scope of its inquiry to include the round trip trades as described in
Note 1 to our Interim Financial Statements.

ITEM 5. OTHER INFORMATION.

     Forward-Looking Statements. From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will," "forecast," "goal," "objective," "projection," or other similar words.

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

     - timing of the implementation of our business separation plan, including the receipt of necessary approvals from the Securities and Exchange Commission and an extension relating to a private letter ruling from the Internal Revenue Service;

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

     -    the performance of our projects; and

     - other factors we discuss in the Reliant Energy Form 10-K, including those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings."

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

         Exhibit 99 Items incorporated by reference from the Reliant Energy Form 10-K: Item 1 "Business," Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings" and "- Liquidity and Capital Resources" and Notes 1 (Background and Basis of Presentation), 2(d) (Revenues), 2(e) (Long-Lived Assets and Intangibles), 2(f) (Regulatory Assets and Liabilities), 3 (Business Acquisitions), 4 (Regulatory Matters), 5 (Derivative Financial Instruments), 6 (Jointly Owned Electric Utility Plant), 8 (Indexed Debt Securities (ACES and
                         ZENS) and AOL Time Warner Securities), 10 (Long-term Debt and Short-term Borrowings), 11 (Trust Preferred Securities), 14 (Commitments and Contingencies), 21 (Bankruptcy of Enron Corp. and its Affiliates) and 22 (Subsequent Events) of the Reliant Energy 10-K Notes.

(b)  Reports on Form 8-K.

     On January 11, 2002, we filed a Current Report on Form 8-K dated December 18, 2001, relating to the execution of a settlement agreement regarding European stranded cost indemnification.

     On February 5, 2002, we filed a Current Report on Form 8-K dated February 5, 2002, regarding a delay in the release of earnings and restatement of 2001 results.

     On March 6, 2002, we filed a Current Report on Form 8-K dated February 19, 2002, regarding Reliant Resources' acquisition of Orion Power Holdings, Inc.

     On March 15, 2002, we filed a Current Report on Form 8-K dated March 15, 2002, regarding our 2001 earnings and the effects of our restatement.

     On April 8, 2002, we filed a Current Report on Form 8-K dated April 5, 2002, announcing the SEC informal inquiry.

     On April 29, 2002, we filed a Current Report on Form 8-K dated April 29, 2002, relating to the announcement of first quarter 2002 results.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RELIANT ENERGY, INCORPORATED
                                               (Registrant)




                              By:          /s/ Mary P. Ricciardello
                                 --------------------------------------------
                                             Mary P. Ricciardello
                              Senior Vice President and Chief Accounting Officer



Date: May 20, 2002

                                 EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------

  99 Items incorporated by reference from the Reliant Energy Form 10-K: Item 1 "Business," Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings" and "- Liquidity and Capital Resources" and Notes 1 (Background and Basis of Presentation), 2(d) (Revenues), 2(e) (Long-Lived Assets and Intangibles), 2(f) (Regulatory Assets and Liabilities), 3 (Business Acquisitions), 4 (Regulatory Matters), 5 (Derivative Financial Instruments), 6 (Jointly Owned Electric Utility Plant), 8 (Indexed Debt Securities (ACES and ZENS) and AOL Time Warner Securities), 10 (Long-term Debt and Short-term Borrowings), 11 (Trust Preferred Securities), 14 (Commitments and Contingencies), 21 (Bankruptcy of Enron Corp. and its Affiliates) and 22 (Subsequent Events) of the Reliant Energy 10-K Notes.