Form 10-K/A
period 2001-12-31
RELIANT ENERGY INC
filed 2002-07-05
CIK 48732

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-K/A



                                AMENDMENT NO. 1

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

     Portions of the definitive proxy statement relating to the 2002 Annual Meeting of Shareholders of the Company, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2001, are incorporated by reference in Item 10, Item 11, Item 12 and Item 13 of Part III of this Form 10-K.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

     Reliant Energy, Incorporated (Reliant Energy) hereby amends Items 1, 6, 7 and 8 of its Annual Report of Form 10-K for the year ended December 31, 2001 as originally filed on April 15, 2002.



RESTATEMENT



     On May 9, 2002, Reliant Resources, Inc. (Reliant Resources), an entity in which Reliant Energy owns approximately 83% of the outstanding common stock, determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Energy and Reliant Resources also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.



     We currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses. The round trip trades should not have been recognized in revenues or expenses(i.e. they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income. In addition to the round trip trades reported on May 13, 2002, Reliant Resources also identified an additional transaction in 1999, which based on available information, Reliant Resources believes was also recorded with the sole objective of increasing volumes but also resulted in increased revenues and fuel and cost of gas sold expense.



     In addition, during the May 2001 through September 2001 time frame, Reliant Resources entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. The transactions that settled in 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $1.5 billion of revenues, $364 million in fuel and cost of gas sold and $1.2 billion of purchased power expense being recognized during the period from May 2001 through December 31, 2001. Having further reviewed the transactions, Reliant Resources now believes these transactions should have been accounted for on a net basis.



     In the course of Reliant Resources' review, Reliant Resources also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $85 million over the three year period ended December 31, 2001. These transactions were originally recorded on a gross basis.



     During the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), the deferred asset should have been recorded as a transition adjustment to other comprehensive loss. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). We previously did not give accounting recognition to these transactions. As a result, we have restated our Consolidated Balance Sheets as of

December 31, 2000 and 2001 and the Statements of Consolidated Stockholders' Equity and Comprehensive Income for the year ended December 31, 2001, to appropriately account for these transactions as described above. The restatement had no impact on our reported consolidated cash flows, operating income or net income.



     As a result, Reliant Energy's consolidated financial statements (Original Consolidated Financial Statements) and related disclosures for 1999, 2000 and 2001 have been restated from amounts previously reported. The principal effects of the restatement on the consolidated financial statements are set forth in
Note 1 to the consolidated financial statements contained in this Form 10-K/A.



     For purposes of this Form 10-K/A, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, each item of the Form 10-K for the year ended December 31, 2001 as originally filed on April 15, 2002 that was affected by the restatement has been amended to the extent affected and restated in its entirety. NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-K/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-K EXCEPT AS REQUIRED TO REFLECT THE EFFECTS OF THE RESTATEMENT.



     We are a party to numerous lawsuits and regulatory proceedings relating to our trading and marketing activities, including the round trip trades and the four structured transactions, and our activities in the California wholesale market. In addition, various state and federal governmental agencies have commenced investigations relating to such activities. For a description of certain of these lawsuits, proceedings and investigations, please read "Legal Proceedings" in Item 3 of this Form 10-K and Notes 14(f) and 14(g) to our consolidated financial statements, Notes 13 and 15(c) to our interim financial statements included in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 (First Quarter Form 10-Q), and our Current Report on Form 8-K dated July 3, 2002.

                               TABLE OF CONTENTS


                                  PART I
Item 1.   Business....................................................    1
Item 2.   Properties..................................................   52
Item 3.   Legal Proceedings...........................................   53
Item 4.   Submission of Matters to a Vote of Security Holders.........   54

                                  PART II
Item 5.   Market for Common Stock and Related Stockholder Matters.....   55
Item 6.   Selected Financial Data.....................................   56
Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................   58
Item 7A.  Quantitative and Qualitative Disclosures About Market
            Risk......................................................  122
Item 8.   Financial Statements (as Restated) and Supplementary Data...  133
Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..................................  221

                                 PART III
Item 10.  Directors and Executive Officers............................  221
Item 11.  Executive Compensation......................................  221
Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................  221
Item 13.  Certain Relationships and Related Transactions..............  221

                                  PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form
            8-K.......................................................  221

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

                              CURRENT STRUCTURE(1)

                                      Our
                                  Shareholders
                                       |
                                       |
                                  ------------
                Public              Reliant
            Stockholders             Energy
               17%|               ------------
                  | 83%                |
                  | -----------------------------------------
                  | |          |              |             |
              ---------    -----------    ----------    ------------
               Reliant     CenterPoint    RERC Corp.      Other
              Resources     Energy(2)                   Subsidiaries
              ---------    -----------    ----------    ------------


                         STRUCTURE AFTER RESTRUCTURING

                                      Our
                                  Shareholders
                                       |
                                       |
                                  ------------
                Public            CenterPoint
            Stockholders             Energy
               17%|               ------------
                  | 83%                |
                  | --------------------------------------------------
                  | |          |                   |                 |
            ------------  -------------     ---------------    ------------
               Reliant     CenterPoint       CenterPoint          Other
            Resources(2)  Houston(2)(3)    Energy Resources    Subsidiaries
            ------------  -------------       Corp(2)(4)       ------------
                                            ---------------


                          STRUCTURE AFTER DISTRIBUTION


       Reliant Resources                       CenterPoint Energy
         Stockholders                              Shareholders
              |                                         |
              |                                         |
          ---------                                -----------
           Reliant                                 CenterPoint
          Resources                                   Energy
          ---------                                -----------
                                                        |
                                    ---------------------------------------
                                    |                   |                 |
                               -------------     ---------------    ------------
                                CenterPoint       CenterPoint          Other
                                 Houston(2)     Energy Resources    Subsidiaries
                               -------------         Corp(2)            (2)
                                                 ---------------    ------------


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

                                TRADING VOLUMES


                                                                FOR THE YEAR ENDED
                                                                    DECEMBER 31
                                                               ---------------------
                                                               1999    2000    2001
                                                               -----   -----   -----
Total Power (MMWh)(1).......................................      82     172     300
Total Gas (Bcf)(2)..........................................   1,564   2,423   3,508


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


     Natural Gas Trading and Marketing. We purchase natural gas from a variety of suppliers under daily, monthly and term, variable-load and base-load contracts that include either market sensitive or fixed pricing provisions. We sell natural gas under sales agreements that have varying terms and conditions, most of which are intended to match seasonal and other changes in demand. We sold an average of 9.6 Bcf per day of natural gas in 2001, an average of 6.6 Bcf per day in 2000 and an average of 4.3 Bcf per day in 1999, some of which was sold to the natural gas distribution company subsidiaries of Reliant Energy. We plan to continue to purchase natural gas to supply to our power plants.


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


     Intercontinental-Exchange. In July 2000, we, along with five other natural gas and power companies, American Electric Power, Aquila Energy, Duke Energy, El Paso Corporation and Mirant Corporation, made an investment in Intercontinental-Exchange, a new, web-based, on-line trading platform (www.intcx.com) for trading various commodities including precious metals, crude oil and refined products, natural gas and electricity. The other five natural gas and power companies, along with us, own less than 50% of Intercontinental-Exchange. In June 2001, Intercontinental-Exchange acquired the International Petroleum Exchange. With this acquisition, Intercontinental-Exchange became the first company to offer both an exchange trading over-the-counter commodity contracts and an exchange trading commodity futures contracts. At the same time, Intercontinental-Exchange announced plans to integrate the two types of exchanges into a single electronic trading platform. Our decision to invest, as one of a group of natural gas and power companies, in Intercontinental-Exchange was based on a desire to support the development of a neutral, anonymous, electronic trading platform for bilateral energy transactions. We believe the commercial success of such an exchange model will benefit us by contributing to improved price transparency and transaction liquidity in the wholesale energy markets. The principal online competitors of Intercontinental-Exchange are currently TradeSpark.com and the NYMEX, a traditional futures exchange that has announced an online initiative.

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


     In addition, there exist greater uncertainties in some European jurisdictions as to the enforceability of certain contract-based mechanisms to hedge risks, such as the enforceability of automatic termination rights and rights of set-off upon bankruptcy, limitations on liquidated damages and the rules by which European courts construct contracts. In many civil law jurisdictions, courts reserve the right to interpret contracts based upon principles of good faith and fairness as opposed to a literal construction of the contract.

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

                                   EMPLOYEES


     As of December 31, 2001, we had 16,958 full-time employees. The following table sets forth the number of our employees by business segment as of December 31, 2001:


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

                                                                YEAR ENDED DECEMBER 31,
                                                --------------------------------------------------------
                                                1997(1)   1998(2)   1999(3)(7)   2000(4)(7)   2001(5)(7)
                                                -------   -------   ----------   ----------   ----------
                                                        (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)
Revenues......................................  $ 6,786   $11,230    $13,794      $28,269      $40,810
                                                -------   -------    -------      -------      -------
Income (loss) before extraordinary items,
  cumulative effect of accounting change and
  preferred dividends.........................  $   421   $  (141)   $ 1,665      $   440      $   919
Extraordinary items, net of tax...............       --        --       (183)           7           --
Cumulative effect of accounting change, net of
  tax.........................................       --        --         --           --           61
                                                -------   -------    -------      -------      -------
Net income (loss) attributable to common
  stockholders(6).............................  $   421   $  (141)   $ 1,482      $   447      $   980
                                                =======   =======    =======      =======      =======
Basic earnings (loss) per common share:
  Income (loss) before extraordinary items and
     cumulative effect of accounting change...  $  1.66   $ (0.50)   $  5.84      $  1.54      $  3.17
  Extraordinary items, net of tax.............       --        --      (0.64)        0.03           --
  Cumulative effect of accounting change, net
     of tax...................................       --        --         --           --         0.21
                                                -------   -------    -------      -------      -------
Basic earnings (loss) per common share........  $  1.66   $ (0.50)   $  5.20      $  1.57      $  3.38
                                                =======   =======    =======      =======      =======
Diluted earnings (loss) per common share:
  Income (loss) before extraordinary items and
     cumulative effect of accounting change...  $  1.66   $ (0.50)   $  5.82      $  1.53      $  3.14
  Extraordinary items, net of tax.............       --        --      (0.64)        0.03           --
  Cumulative effect of accounting change, net
     of tax...................................       --        --         --           --         0.21
                                                -------   -------    -------      -------      -------
Diluted earnings (loss) per common share......  $  1.66   $ (0.50)   $  5.18      $  1.56      $  3.35
                                                =======   =======    =======      =======      =======
Cash dividends paid per common share..........  $  1.50   $  1.50    $  1.50      $  1.50      $  1.50
Dividend payout ratio.........................       90%       --         26%          97%          47%
Return on average common equity...............      9.7%     (3.1)%     30.8%         8.3%        15.9%
Ratio of earnings to fixed charges............     2.48        --       5.37         1.86         2.77
At year-end:
  Book value per common share.................  $ 17.28   $ 15.16    $ 18.70      $ 19.10      $ 23.18
  Market price per common share...............  $ 26.75   $ 32.06    $ 22.88      $ 43.31      $ 26.52
  Market price as a percent of book value.....      155%      211%       122%         227%         114%
  Total assets................................  $18,268   $18,967    $26,456      $31,960      $30,681
  Long-term debt obligations, including
     current maturities.......................  $ 5,307   $ 7,049    $ 9,223      $ 6,619      $ 6,403
  Trust preferred securities..................  $   362   $   342    $   705      $   705      $   706
  Cumulative preferred stock..................  $    10   $    10    $    10      $    10      $    --
  Capitalization:
     Common stock equity......................       46%       37%        35%          43%          49%
     Cumulative preferred stock...............       --        --         --           --           --
     Trust preferred securities...............        3%        3%         5%           5%           5%
     Long-term debt, including current
       maturities.............................       51%       60%        60%          52%          46%
  Business acquisitions.......................  $ 1,423   $   292    $ 1,060      $ 2,103      $    --
  Capital expenditures........................  $   328   $   712    $ 1,166      $ 1,842      $ 2,053


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


(7) As described in Note 1 to our consolidated financial statements, our consolidated financial statements for 1999, 2000 and 2001 have been restated from amounts previously reported. The restatement had no impact on previously reported consolidated cash flows, operating income or net income.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                  RESTATEMENT



     On May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Energy and Reliant Resources also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.



     We currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e. they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income. In addition to the round trip trades reported on May 13, 2002, Reliant Resources also identified an additional transaction in 1999, which based on available information, Reliant Resources believes was also recorded with the sole objective of increasing volumes but also resulted in increased revenues and fuel and cost of gas sold expense.



     In addition, during the May 2001 through September 2001 time frame, Reliant Resources entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. The transactions that settled in 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $1.5 billion of revenues, $364 million in fuel and cost of gas sold and $1.2 billion of purchased power expense being recognized during the period from May 2001 through December 31, 2001. Having further reviewed the transactions, Reliant Resources now believes these transactions should have been accounted for on a net basis.



     In the course of Reliant Resources' review, Reliant Resources also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $85 million over the three year period ended December 31, 2001. These transactions were originally recorded on a gross basis.



     During the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), the deferred asset should have been recorded as a transition adjustment to other comprehensive loss. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). We previously did not give accounting recognition to these transactions. As a result, we have restated our Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statements of Consolidated Stockholders' Equity and Comprehensive Income for the year ended December 31, 2001, to appropriately account for these transactions as described above. The restatement had no impact on our reported consolidated cash flows, operating income or net income.



     The consolidated financial statements for 1999, 2000 and 2001 have been restated from amounts previously reported. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement on our consolidated financial statements for 1999, 2000 and 2001 are set forth in Note 1 to our consolidated financial statements.



     The following discussion and analysis has been modified for the restatement and should be read in combination with our consolidated financial statements included in Item 8 of this Form 10-K.


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

                       CONSOLIDATED RESULTS OF OPERATIONS


                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1999       2000       2001
                                                              --------   --------   --------
Revenues....................................................  $ 13,794   $ 28,269   $ 40,810
Operating Expenses..........................................   (12,535)   (26,432)   (38,817)
Operating Income............................................     1,259      1,837      1,993
                                                              --------   --------   --------
(Loss) Income from Equity Investments in Unconsolidated
  Subsidiaries..............................................        (1)        43         57
Gain (Loss) on AOL Time Warner Investment...................     2,452       (205)       (70)
(Loss) Gain on Indexed Debt Securities......................      (630)       102         58
Operating Results from Equity Investment in Unconsolidated
  Latin America Assets......................................       (26)       (41)        --
Impairment of Latin America Unconsolidated Equity
  Investments...............................................        --       (131)        (4)
Loss on Disposal of Latin America Assets....................        --       (176)        --
Interest Expense and other charges..........................      (551)      (768)      (658)
Minority Interest...........................................         1          1        (81)
Other Income, net...........................................        60         96        124
                                                              --------   --------   --------
Income Before Income Taxes, Extraordinary Items and
  Cumulative Effect of Accounting Change....................     2,564        758      1,419
Income Tax Expense..........................................      (899)      (318)      (500)
                                                              --------   --------   --------
Income Before Extraordinary Items and Cumulative Effect of
  Accounting Change.........................................     1,665        440        919
Extraordinary (Loss) Gain, net of tax.......................      (183)         7         --
Cumulative Effect of Accounting Change, net of tax..........        --         --         61
                                                              --------   --------   --------
  Net Income Attributable to Common Stockholders............  $  1,482   $    447   $    980
                                                              ========   ========   ========
Basic Earnings Per Share....................................  $   5.20   $   1.57   $   3.38
Diluted Earnings Per Share..................................  $   5.18   $   1.56   $   3.35


  2001 COMPARED TO 2000


     Net Income. We reported consolidated net income of $980 million ($3.35 per diluted share) for 2001 compared to $447 million ($1.56 per diluted share) for 2000. The 2001 results included a cumulative effect of accounting change of $61 million, net of tax, related to the adoption of SFAS No. 133. For additional discussion of the adoption of SFAS No. 133, please read Note 5 to our consolidated financial statements. The 2000 results included an extraordinary gain of $7 million, net of tax, related to the early extinguishment of $272 million of long-term debt. For additional discussion of the extraordinary gain, please read Note 10(b) to our consolidated financial statements.


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


                                                            YEAR ENDED DECEMBER 31,
                                                           --------------------------
                                                            1999     2000      2001
                                                           ------   -------   -------
Operating Revenues.......................................  $6,495   $18,072   $29,742
Operating Expenses:
  Fuel and cost of gas sold..............................   3,599    10,295    14,834
  Purchased power........................................   2,688     6,775    13,300
  Operation and maintenance..............................     154       402       564
  Depreciation and amortization..........................      21       108       118
  Other operating expenses...............................       6        13        27
                                                           ------   -------   -------
     Total Operating Expenses............................   6,468    17,593    28,843
                                                           ------   -------   -------
Operating Income.........................................  $   27   $   479   $   899
                                                           ======   =======   =======
Operations Data:
  Net Generating Capacity (MW)...........................   4,469     9,231    11,109
  Electricity Wholesale Power Sales (MMWh)(1)............      82       172       300
  Natural Gas Sales (Bcf)(2).............................   1,564     2,423     3,508


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


                                                                 YEAR ENDED
                                                                DECEMBER 31,
                                                              -----------------
                                                               2000      2001
                                                              -------   -------
                                                                (IN MILLIONS)
Gas revenues................................................  $ 9,326   $13,799
Power revenues..............................................    8,666    15,931
Other commodity revenues....................................       80        80
Credit provision related to Enron...........................       --       (68)
                                                              -------   -------
     Total revenues.........................................   18,072    29,742
                                                              -------   -------
Cost of gas sold............................................    9,213    13,571
Fuel and purchased power....................................    7,770    14,499
Other commodity costs.......................................       87        64
                                                              -------   -------
  Total cost of sales.......................................   17,070    28,134
                                                              -------   -------
     Gross margin...........................................  $ 1,002   $ 1,608
                                                              =======   =======



     Wholesale Energy's revenues increased by $11.7 billion (65%) in 2001 compared to 2000. The increased revenues were primarily due to increased volumes for natural gas (approximately $4.2 billion) and power sales (approximately $6.6 billion) and to a lesser extent increased prices for power sales compared to 2000, which increased approximately $0.7 billion. Wholesale Energy's fuel and cost of gas sold and purchased power increased by $11.1 billion in 2001 compared to 2000, largely due to increased volumes for natural gas and power sales and to a lesser extent increases in power generation plant output, which increased approximately 33% compared to 2000, and increased prices for power purchases.


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


     Wholesale Energy's operating revenues increased $11.6 billion (178%) for 2000 compared to 1999. The increase was primarily due to an increase in prices and volumes for both gas and power sales in 2000 compared to 1999. Wholesale Energy's fuel and cost of gas sold and purchased power costs increased $6.7 billion and $4.1 billion, respectively, in 2000 compared to 1999. The increase in fuel and cost of gas sold was primarily due to an increase in gas volumes purchased, and to increases in plant output and in the price of gas. The increase in purchased power cost was primarily due to a higher average cost of power and higher power volumes purchased. Operation and maintenance expenses and other operating expenses increased $248 million and $7 million, respectively, in 2000 compared to 1999. These increases were primarily due to costs associated with the maintenance of facilities acquired or placed into commercial operation during the period, lease expense associated with the Mid-Atlantic generating facilities sale-leaseback transactions, higher run rates at existing facilities, increased costs associated with developing new power generation projects and higher staffing levels to support increased sales and expanded trading and marketing efforts. Depreciation and amortization expense for 2000 increased $87 million as compared to 1999, primarily as a result of our acquisition of the Mid-Atlantic generating facilities and other generating facilities in 2000.


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

     The following table sets forth estimates of our consolidated contractual obligations as of December 31, 2001 to make future payments for 2002 through 2006 and thereafter (in millions):


                                                                                          2007 AND
CONTRACTUAL OBLIGATIONS                TOTAL     2002     2003    2004    2005    2006   THEREAFTER
-----------------------               -------   ------   ------   ----   ------   ----   ----------
Long-term debt, including capital
  leases(1).........................  $ 6,403   $  538   $1,226   $ 90   $  390   $218     $3,941
Short-term borrowing, including
  credit facilities(1)..............    3,435    3,435       --     --       --     --         --
Trust preferred securities(2).......      706       --       --     --       --     --        706
REMA operating lease payments(3)....    1,560      136       77     84       75     64      1,124
Other operating lease payments(3)...      969       66       84     94       95     95        535
Trading and marketing
  liabilities(4)....................    1,840    1,478      216     85       33     13         15
Non-trading derivative
  liabilities(4)....................    1,121      472      198    115       62     35        239
Other commodity commitments(5)......    4,014      451      314    340      344    348      2,217
Other long-term obligations.........      300       10       10     10       10     10        250
                                      -------   ------   ------   ----   ------   ----     ------
  Total contractual cash
     obligations....................  $20,348   $6,586   $2,125   $818   $1,009   $783     $9,027
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

     The following table sets forth estimates of Reliant Resources' consolidated contractual obligations as of December 31, 2001 to make future payments for 2002 through 2006 and thereafter (in millions):


                                                                                      2007 AND
CONTRACTUAL OBLIGATIONS              TOTAL     2002     2003    2004   2005   2006   THEREAFTER
-----------------------              ------   ------   ------   ----   ----   ----   ----------
Long-term debt.....................  $  892   $   24   $  539   $ 42   $ 12   $ 12     $  263
Short-term borrowing, including
  credit facilities................     297      297       --     --     --     --         --
Mid-Atlantic generating assets
  operating lease payments.........   1,560      136       77     84     75     64      1,124
Other operating lease payments.....     859       52       72     87     89     90        469
Trading and marketing
  liabilities......................   1,840    1,478      216     85     33     13         15
Non-trading derivative
  liabilities......................   1,038      399      191    113     61     35        239
Other commodity commitments........   3,134      465      242    207    207    207      1,806
Other long-term obligations........     300       10       10     10     10     10        250
                                     ------   ------   ------   ----   ----   ----     ------
  Total contractual cash
     obligations...................  $9,920   $2,861   $1,347   $628   $487   $431     $4,166
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

     During the fourth quarter of 2001, the Distribution of Reliant Resources common stock to our shareholders was deemed to be a probable event. As Reliant Resources has an option to purchase our majority interest in Texas Genco in 2004, we were required to evaluate these assets for potential impairment in accordance with SFAS No. 121, due to an expected decrease in the number of years we expect to hold and operate these assets. As of December 31, 2001, no impairment had been indicated. We anticipate that future events, such as the expected public offering of Texas Genco shares (please read Note 4(b)), or change in the estimated holding period of the Texas generation assets, will require us to re-evaluate our Texas generation assets for impairment between now and 2004. If an impairment is indicated, it could be material and will not be fully recoverable through the 2004 true-up proceeding calculations (please read Notes 2(e) and 4(a) to our consolidated financial statements).

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                       STATEMENTS OF CONSOLIDATED INCOME

                           (AS RESTATED, SEE NOTE 1)



                                                                      YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 1999          2000          2001
                                                              -----------   -----------   -----------
                                                                      (THOUSANDS OF DOLLARS,
                                                                     EXCEPT PER SHARE AMOUNTS)
REVENUES....................................................  $13,794,548   $28,269,159   $40,809,455
EXPENSES:
  Fuel and cost of gas sold.................................    6,330,893    15,049,322    19,505,052
  Purchased power...........................................    3,095,110     7,580,108    15,126,826
  Operation and maintenance.................................    1,763,695     2,356,213     2,654,490
  Taxes other than income taxes.............................      441,242       498,061       542,847
  Depreciation and amortization.............................      905,305       906,318       911,450
  Latin America operating results...........................         (528)        1,113            --
  Impairment of Latin America assets........................           --        40,711        75,342
                                                              -----------   -----------   -----------
      Total.................................................   12,535,717    26,431,846    38,816,007
                                                              -----------   -----------   -----------
OPERATING INCOME............................................    1,258,831     1,837,313     1,993,448
                                                              -----------   -----------   -----------
OTHER INCOME (EXPENSE):
  Unrealized gain (loss) on AOL Time Warner investment......    2,452,406      (204,969)      (70,215)
  Unrealized (loss) gain on indexed debt securities.........     (629,523)      101,851        58,033
  (Loss) income from equity investments in unconsolidated
    subsidiaries............................................         (793)       42,860        57,440
  Operating results from equity investments in
    unconsolidated Latin America assets.....................      (26,176)      (40,583)           --
  Impairment of Latin America unconsolidated equity
    investments.............................................           --      (130,842)       (4,330)
  Loss on disposal of Latin America assets..................           --      (176,400)           --
  Interest expense..........................................     (500,151)     (713,674)     (602,090)
  Distribution on trust preferred securities................      (51,220)      (54,358)      (55,598)
  Minority interest.........................................          638           988       (81,399)
  Other, net................................................       60,836        96,366       123,496
                                                              -----------   -----------   -----------
      Total.................................................    1,306,017    (1,078,761)     (574,663)
                                                              -----------   -----------   -----------
INCOME BEFORE INCOME TAXES, EXTRAORDINARY ITEMS, CUMULATIVE
  EFFECT OF ACCOUNTING CHANGE AND PREFERRED DIVIDENDS.......    2,564,848       758,552     1,418,785
    Income Tax Expense......................................      899,117       318,497       499,845
                                                              -----------   -----------   -----------
INCOME BEFORE EXTRAORDINARY ITEMS, CUMULATIVE EFFECT OF
  ACCOUNTING CHANGE AND PREFERRED DIVIDENDS.................    1,665,731       440,055       918,940
  Extraordinary (Loss) Gain, net of tax of $98,679 and $0 in
    1999 and 2000, respectively.............................     (183,261)        7,445            --
                                                              -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND
  PREFERRED DIVIDENDS.......................................    1,482,470       447,500       918,940
  Cumulative Effect of Accounting Change, net of tax of
    $33,205 in 2001.........................................           --            --        61,619
                                                              -----------   -----------   -----------
INCOME BEFORE PREFERRED DIVIDENDS...........................    1,482,470       447,500       980,559
  Preferred Dividends.......................................          389           389           858
                                                              -----------   -----------   -----------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS..............  $ 1,482,081   $   447,111   $   979,701
                                                              ===========   ===========   ===========
BASIC EARNINGS PER SHARE:
  Income Before Extraordinary Items and Cumulative Effect of
    Accounting Change.......................................  $      5.84   $      1.54   $      3.17
  Extraordinary Items, net of tax...........................        (0.64)         0.03            --
  Cumulative Effect of Accounting Change, net of tax........           --            --          0.21
                                                              -----------   -----------   -----------
  Net Income Attributable to Common Stockholders............  $      5.20   $      1.57   $      3.38
                                                              ===========   ===========   ===========
DILUTED EARNINGS PER SHARE:
  Income Before Extraordinary Items and Cumulative Effect of
    Accounting Change.......................................  $      5.82   $      1.53   $      3.14
  Extraordinary Items, net of tax...........................        (0.64)         0.03            --
  Cumulative Effect of Accounting Change, net of tax........           --            --          0.21
                                                              -----------   -----------   -----------
  Net Income Attributable to Common Stockholders............  $      5.18   $      1.56   $      3.35
                                                              ===========   ===========   ===========


          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                           (AS RESTATED, SEE NOTE 1)



                                                                  YEAR ENDED DECEMBER 31,
                                                             ---------------------------------
                                                                1999        2000       2001
                                                             ----------   --------   ---------
                                                                  (THOUSANDS OF DOLLARS)
Net income attributable to common stockholders.............  $1,482,081   $447,111   $ 979,701
Other comprehensive (loss) income, net of tax:
  Foreign currency translation adjustments from continuing
     operations (net of tax of $317, $594 and $98,088).....        (587)    (1,104)    (94,066)
  Foreign currency translation adjustments from assets held
     for sale (net of tax of $22,826, $40,862 and $13).....     (42,392)    75,887         (24)
  Unrealized (loss) gain on available-for-sale securities
     (net of tax of $373, $1,492 and $9,241)...............      (1,224)    (2,264)     16,984
  Reclassification adjustments for gains on sales of
     available-for-sale securities realized in income (net
     of tax of $4,668).....................................          --         --      (8,670)
  Reclassification adjustment for impairment loss on
     available-for-sale securities realized in net income
     (net of tax of $9,276)................................          --     17,228          --
  Additional minimum non-qualified pension liability
     adjustment (net of tax of $11,127 and $3,601).........          --    (19,135)      5,965
  Cumulative effect of adoption of SFAS No. 133 (net of tax
     of $215,897)..........................................          --         --    (421,852)
  Net deferred gain from cash flow hedges (net of tax of
     $203,913).............................................          --         --     412,445
  Reclassification of deferred gain from cash flow hedges
     realized in net income (net of tax of $96,876)........          --         --     (91,599)
                                                             ----------   --------   ---------
Other comprehensive (loss) income..........................     (44,203)    70,612    (180,817)
                                                             ----------   --------   ---------
Comprehensive Income.......................................  $1,437,878   $517,723   $ 798,884
                                                             ==========   ========   =========


          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           (AS RESTATED, SEE NOTE 1)



                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2000          2001
                                                              -----------   -----------
                                                               (THOUSANDS OF DOLLARS)
                                        ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $   175,972   $   135,674
  Restricted cash...........................................       50,000       167,421
  Investment in AOL Time Warner common stock................      896,824       826,609
  Accounts receivable, net..................................    2,623,492     1,922,708
  Accrued unbilled revenues.................................      592,618       226,428
  Inventory.................................................      483,213       579,673
  Trading and marketing assets..............................    4,290,803     1,611,393
  Non-trading derivative assets.............................           --       399,896
  Margin deposits on energy trading and hedging
    activities..............................................      521,004       213,727
  Other.....................................................      279,335       165,206
                                                              -----------   -----------
      Total current assets..................................    9,913,261     6,248,735
                                                              -----------   -----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................   15,260,176    15,814,170
                                                              -----------   -----------
OTHER ASSETS:
  Goodwill and other intangibles, net.......................    3,080,686     2,946,859
  Regulatory assets.........................................    1,926,103     3,276,800
  Trading and marketing assets..............................      544,909       446,610
  Non-trading derivative assets.............................           --       256,402
  Equity investments in unconsolidated subsidiaries.........      108,727       386,841
  Stranded costs indemnification receivable.................           --       203,693
  Net assets held for sale..................................      194,858         8,000
  Restricted cash...........................................           --         6,775
  Other.....................................................      931,709     1,085,659
                                                              -----------   -----------
      Total other assets....................................    6,786,992     8,617,639
                                                              -----------   -----------
      TOTAL ASSETS..........................................  $31,960,429   $30,680,544
                                                              ===========   ===========

                         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short-term borrowings.....................................  $ 5,004,494   $ 3,435,347
  Current portion of long-term debt.........................    1,623,202       660,757
  Indexed debt securities derivative........................           --       730,225
  Accounts payable..........................................    3,057,948     1,439,840
  Taxes accrued.............................................      172,449       307,827
  Interest accrued..........................................      103,489       114,578
  Dividends declared........................................      110,893             9
  Trading and marketing liabilities.........................    4,272,771     1,478,335
  Non-trading derivative liabilities........................           --       472,021
  Margin deposits from customers on energy trading and
    hedging activities......................................      284,603       144,700
  Accumulated deferred income taxes, net....................      309,008       359,220
  Other.....................................................      706,357       563,323
                                                              -----------   -----------
      Total current liabilities.............................   15,645,214     9,706,182
                                                              -----------   -----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................    2,548,891     2,307,737
  Unamortized investment tax credit.........................      265,737       247,407
  Trading and marketing liabilities.........................      530,263       361,786
  Non-trading derivative liabilities........................           --       649,036
  Benefit obligations.......................................      491,964       547,369
  Regulatory liabilities....................................      237,487     1,359,883
  Non-derivative stranded costs liability...................           --       203,693
  Other.....................................................    1,048,018     1,064,474
                                                              -----------   -----------
      Total other liabilities...............................    5,122,360     6,741,385
                                                              -----------   -----------
LONG-TERM DEBT..............................................    4,996,095     5,741,944
                                                              -----------   -----------
COMMITMENTS AND CONTINGENCIES (NOTE 14)
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..............        9,345     1,047,366
                                                              -----------   -----------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF THE COMPANY....................      705,355       705,744
                                                              -----------   -----------
STOCKHOLDERS' EQUITY........................................    5,482,060     6,737,923
                                                              -----------   -----------
    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY..............  $31,960,429   $30,680,544
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

          See Notes to the Company's Consolidated Financial Statements

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY

                           (AS RESTATED, SEE NOTE 1)



                                                                      1999                   2000                   2001
                                                              --------------------   --------------------   --------------------
                                                              SHARES      AMOUNT     SHARES      AMOUNT     SHARES      AMOUNT
                                                              -------   ----------   -------   ----------   -------   ----------
                                                                              (THOUSANDS OF DOLLARS AND SHARES)
PREFERENCE STOCK, NONE OUTSTANDING..........................       --   $       --        --   $       --        --   $       --
CUMULATIVE PREFERRED STOCK
  Balance, beginning of year................................       97        9,740        97        9,740        97        9,740
  Redemption of preferred stock.............................       --           --        --           --       (97)      (9,740)
                                                              -------   ----------   -------   ----------   -------   ----------
  Balance, end of year......................................       97        9,740        97        9,740        --           --
                                                              -------   ----------   -------   ----------   -------   ----------
COMMON STOCK, NO PAR; AUTHORIZED 700,000,000 SHARES
  Balance, beginning of year................................  296,271    3,136,826   297,612    3,182,751   299,914    3,257,190
  Issuances related to benefit and investment plans.........    1,341       46,062     2,302       74,447     3,030      130,660
  Unrealized gain on sale of subsidiaries' stock............       --           --        --           --        --      509,499
  Other.....................................................       --         (137)       --           (8)       --          (48)
                                                              -------   ----------   -------   ----------   -------   ----------
  Balance, end of year......................................  297,612    3,182,751   299,914    3,257,190   302,944    3,897,301
                                                              -------   ----------   -------   ----------   -------   ----------
TREASURY STOCK
  Balance, beginning of year................................     (103)      (2,384)   (3,625)     (93,296)   (4,811)    (120,856)
  Shares acquired...........................................   (3,524)     (90,708)   (1,184)     (27,306)       --           --
  Contribution to pension plan..............................       --           --        --           --     4,512      113,336
  Other.....................................................        2         (204)       (2)        (254)      299        7,520
                                                              -------   ----------   -------   ----------   -------   ----------
  Balance, end of year......................................   (3,625)     (93,296)   (4,811)    (120,856)       --           --
                                                              -------   ----------   -------   ----------   -------   ----------
UNEARNED ESOP STOCK
  Balance, beginning of year................................  (11,674)    (217,780)  (10,679)    (199,226)   (8,639)    (161,158)
  Issuances related to benefit plan.........................      995       18,554     2,040       38,068     1,569       29,270
                                                              -------   ----------   -------   ----------   -------   ----------
  Balance, end of year......................................  (10,679)    (199,226)   (8,639)    (161,158)   (7,070)    (131,888)
                                                              -------   ----------   -------   ----------   -------   ----------
RETAINED EARNINGS
  Balance, beginning of year................................             1,445,081              2,500,181              2,520,350
  Net income................................................             1,482,081                447,111                979,701
  Common stock dividends -- $1.50 per share in 1999 and 2000
    and $1.125 in 2001......................................              (426,981)              (426,942)              (323,518)
                                                                        ----------             ----------             ----------
  Balance, end of year......................................             2,500,181              2,520,350              3,176,533
                                                                        ----------             ----------             ----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance, beginning of year................................               (49,615)               (93,818)               (23,206)
  Other comprehensive (loss) income, net of tax:
    Foreign currency translation adjustments from continuing
      operations............................................                  (587)                (1,104)               (94,066)
    Foreign currency translation adjustments from assets
      held for sale.........................................               (42,392)                75,887                    (24)
    Unrealized (loss) gain on available-for-sale
      securities............................................                (1,224)                (2,264)                16,984
    Reclassification adjustment for gains on sales of
      available-for-sale securities realized in income......                    --                     --                 (8,670)
    Reclassification adjustment for impairment loss on
      available-for-sale securities realized in net
      income................................................                    --                 17,228                     --
    Additional minimum non-qualified pension liability
      adjustment............................................                    --                (19,135)                 5,965
    Cumulative effect of adoption of SFAS No. 133...........                    --                     --               (421,852)
    Net deferred gain from cash flow hedges.................                    --                     --                412,445
    Reclassification of deferred gain from cash flow hedges
      realized in net income................................                    --                     --                (91,599)
                                                                        ----------             ----------             ----------
  Other comprehensive (loss) income.........................               (44,203)                70,612               (180,817)
                                                                        ----------             ----------             ----------
  Balance, end of year......................................               (93,818)               (23,206)              (204,023)
                                                                        ----------             ----------             ----------
      Total Stockholders' Equity............................            $5,306,332             $5,482,060             $6,737,923
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


RESTATEMENT



     On May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Board of Directors of Reliant Energy and Reliant Resources (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.



     The Company currently reports all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Company's revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e. they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.



     Based on Reliant Resources' review, Reliant Resources determined that it engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigation were consistent with the results of Reliant Resources' review. The round trip trades were for 30 million megawatt hours
(MWh) of power and 182 billion cubic feet (Bcf) in 1999, 30 million MWh of power in 2000, and 74 million MWh of power and 46 Bcf of natural gas in 2001. On May 13, 2002, Reliant Resources previously announced its preliminary findings of round trip trades which had identified 30 million MWh of power in 1999, 30 million MWh of power in 2000, and 78 million MWh of power and 45 Bcf of natural gas in 2001. In addition to the round trip trades reported on May 13, 2002, Reliant Resources' review also identified an additional transaction in 1999 involving 182 Bcf of natural gas totaling $364 million, which based on available information, Reliant

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

Resources believes was also recorded with the sole objective of increasing volumes but also resulted in increased revenues and fuel and cost of gas sold expense.



     In the course of Reliant Resources' review, Reliant Resources also identified and determined to record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $85 million over the three year period ended December 31, 2001. These transactions were originally recorded on a gross basis.



     During 1999, 2000 and 2001, these transactions, referred to above, collectively, had the effect of increasing revenues, fuel and cost of gas sold expense and purchased power expense as follows:



                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              1999     2000     2001
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Revenues...................................................  $1,417   $1,070   $3,902
Fuel and cost of gas sold expense..........................     376       27      208
Purchase power expense.....................................   1,041    1,043    3,694



     In addition, during the May 2001 through September 2001 time frame, Reliant Resources entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed contemporaneously with the same counterparty and were for the same commodities, quantities and locations. The contracts in each structure were offsetting in terms of physical attributes. The transactions that settled in 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $1.5 billion of revenues, $364 million in fuel and cost of gas sold and $1.2 billion of purchased power expense being recognized during the period from May 2001 through December 31, 2001. Having further reviewed the transactions, Reliant Resources now believes these transactions should have been accounted for on a net basis.



     During the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards
(SFAS) No. 133 "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), the deferred asset should have been recorded as a transition adjustment to other comprehensive loss. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). The Company previously did not give accounting recognition to these transactions. As a result, the Company has restated its Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statements of Consolidated Stockholders' Equity and Comprehensive Income for the year ended December 31, 2001, to appropriately account for these transactions as described above. The restatement had no impact on the Company's reported consolidated cash flows, operating income or net income.



     The consolidated financial statements for 1999, 2000 and 2001 have been restated from amounts previously reported to reflect all of the transactions described herein. In addition, the unaudited quarterly financial data for the interim periods ended March 31, 2001, June 30, 2000 and 2001, and September 30, 2000 and 2001 have been restated from amounts previously reported to reflect all of the transactions described

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES herein. The unaudited restated condensed quarterly financial statement information for the quarters ended March 31, 2001, June 30, 2000 and 2001, September 30, 2000 and 2001, and December 31, 2000 and 2001 have been included in Note 17. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for 1999, 2000 and 2001: (Note -- Those line items for which no change in amounts is shown were not affected by the restatement.)



                                                                      YEAR ENDED
                                                                   DECEMBER 31, 1999
                                                              ---------------------------
                                                                            AS PREVIOUSLY
                                                              AS RESTATED     REPORTED
                                                              -----------   -------------
                                                                     (IN MILLIONS)
Revenues....................................................    $13,794        $15,211
Expenses:
  Fuel and Cost of Gas Sold.................................      6,331          6,707
  Purchased Power...........................................      3,095          4,136
  Other Expenses............................................      3,109          3,109
                                                                -------        -------
     Total..................................................     12,535         13,952
                                                                -------        -------
Operating Income............................................      1,259          1,259
Other Income, net...........................................      1,305          1,305
Income Tax Expense..........................................       (899)          (899)
                                                                -------        -------
Income Before Extraordinary Loss............................      1,665          1,665
Extraordinary Loss..........................................       (183)          (183)
                                                                -------        -------
Net Income Attributable to Common Stockholders..............    $ 1,482        $ 1,482
                                                                =======        =======



                                                                      YEAR ENDED
                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                                            AS PREVIOUSLY
                                                              AS RESTATED     REPORTED
                                                              -----------   -------------
                                                                     (IN MILLIONS)
Revenues....................................................    $28,269        $29,339
Expenses:
  Fuel and Cost of Gas Sold.................................     15,050         15,077
  Purchased Power...........................................      7,580          8,623
  Other Expenses............................................      3,802          3,802
                                                                -------        -------
     Total..................................................     26,432         27,502
                                                                -------        -------
Operating Income............................................      1,837          1,837
Other Expense, net..........................................     (1,079)        (1,079)
Income Tax Expense..........................................       (318)          (318)
                                                                -------        -------
Income Before Extraordinary Gain............................        440            440
Extraordinary Gain..........................................          7              7
                                                                -------        -------
Net Income Attributable to Common Stockholders..............    $   447        $   447
                                                                =======        =======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                      YEAR ENDED
                                                                   DECEMBER 31, 2001
                                                              ---------------------------
                                                                            AS PREVIOUSLY
                                                              AS RESTATED     REPORTED
                                                              -----------   -------------
                                                                     (IN MILLIONS)
Revenues....................................................    $40,810        $46,226
Expenses:
  Fuel and Cost of Gas Sold.................................     19,504         20,075
  Purchased Power...........................................     15,127         19,972
  Other Expenses............................................      4,186          4,186
                                                                -------        -------
     Total..................................................     38,817         44,233
                                                                -------        -------
Operating Income............................................      1,993          1,993
Other Expense, net..........................................       (574)          (574)
Income Tax Expense..........................................       (500)          (500)
                                                                -------        -------
Income Before Cumulative Effect of Accounting Change........        919            919
Cumulative Effect of Accounting Change, net of tax..........         61             61
                                                                -------        -------
Net Income Attributable to Common Stockholders..............    $   980        $   980
                                                                =======        =======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                   DECEMBER 31, 2000
                                                              ---------------------------
                                                                            AS PREVIOUSLY
                                                              AS RESTATED     REPORTED
                                                              -----------   -------------
                                                                     (IN MILLIONS)
                           ASSETS
CURRENT ASSETS:
  Other current assets......................................    $   279        $   203
  Other.....................................................      9,634          9,634
                                                                -------        -------
          Total current assets..............................      9,913          9,837
                                                                -------        -------
OTHER ASSETS:
  Other noncurrent assets...................................        932            747
  Property, plant and equipment and other assets............     21,115         21,115
                                                                -------        -------
          Total other assets................................     22,047         21,862
                                                                -------        -------
          TOTAL ASSETS......................................    $31,960        $31,699
                                                                =======        =======

            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Other current liabilities.................................    $   706        $   630
  Other.....................................................     14,939         14,939
                                                                -------        -------
          Total current liabilities.........................     15,645         15,569
OTHER LIABILITIES:
  Other liabilities.........................................      1,048            863
  Other.....................................................      4,074          4,074
                                                                -------        -------
          Total other liabilities...........................      5,122          4,937
                                                                -------        -------
LONG-TERM DEBT..............................................      4,996          4,996
                                                                -------        -------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..............          9              9
                                                                -------        -------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
  SECURITIES OF SUBSIDIARY TRUSTS...........................        706            706
                                                                -------        -------
STOCKHOLDERS' EQUITY:
  Cumulative Preferred Stock................................         10             10
  Common Stock..............................................      3,257          3,257
  Treasury Stock............................................       (121)          (121)
  Unearned ESOP.............................................       (161)          (161)
  Retained earnings.........................................      2,520          2,520
  Accumulated other comprehensive loss......................        (23)           (23)
                                                                -------        -------
       Stockholders' equity.................................      5,482          5,482
                                                                -------        -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $31,960        $31,699
                                                                =======        =======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                   DECEMBER 31, 2001
                                                                            AS PREVIOUSLY
                                                              AS RESTATED     REPORTED
                                                              -----------   -------------
                                                                     (IN MILLIONS)
                           ASSETS
CURRENT ASSETS..............................................    $ 6,249        $ 6,249
PROPERTY, PLANT AND EQUIPMENT AND OTHER ASSETS..............     24,432         24,432
                                                                -------        -------
          TOTAL ASSETS......................................    $30,681        $30,681
                                                                =======        =======
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Non-trading derivative liabilities........................    $   472        $   396
  Accumulated deferred income taxes, net....................        359            386
  Other.....................................................      8,875          8,875
                                                                -------        -------
          Total current liabilities.........................      9,706          9,657
                                                                -------        -------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................      2,308          2,346
  Non-trading derivative liabilities........................        649            540
  Other.....................................................      3,785          3,785
                                                                -------        -------
          Total other liabilities...........................      6,742          6,671
                                                                -------        -------
LONG-TERM DEBT..............................................      5,742          5,742
                                                                -------        -------
MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES..............      1,047          1,047
                                                                -------        -------
COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED
SECURITIES OF SUBSIDIARY TRUSTS.............................        706            706
                                                                -------        -------
STOCKHOLDERS' EQUITY:
  Common Stock..............................................      3,897          3,897
  Unearned ESOP.............................................       (132)          (132)
  Retained earnings.........................................      3,177          3,177
  Accumulated other comprehensive loss......................       (204)           (84)
                                                                -------        -------
       Stockholders' equity.................................      6,738          6,858
                                                                -------        -------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY........    $30,681        $30,681
                                                                =======        =======



     The restatement did not impact earnings per share for 1999, 2000 and 2001, the Statements of Consolidated Cash Flows for 1999, 2000 and 2001, the Statements of Consolidated Comprehensive Income for 1999 and 2000 or the Statements of Consolidated Stockholders' Equity as of December 31, 1999 and 2000.



     In addition to the round trip trades described above, Reliant Resources' review and the Audit Committees' investigation also considered other transactions executed on the same day at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of Reliant Resources' trading and marketing activities, and were historically reported on a gross basis, and were not material.



     Beginning with the quarter ended September 30, 2002, the Company will report all energy trading and marketing activities on a net basis in the Statements of Consolidated Income pursuant to Emerging Issues

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

Task Force Issue No. 02-3, "Accounting for Contracts Involved in Energy Trading and Risk Management Activities".


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

  (c) PRINCIPLES OF CONSOLIDATION

     The accounts of Reliant Energy and its wholly owned and majority owned subsidiaries are included in the consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation. The Company uses the equity method of accounting for investments in entities in which the Company has an ownership interest between 20% and 50% and exercises significant influence. For additional information regarding these investments, see Note 7. Other investments, excluding marketable securities, are generally carried at cost. The results of the Company's European Energy business segment are consolidated on a one-month lag basis due to the availability of financial information. The Company has made adjustments to the European Energy business segment's accounts to include the effect of the settlement of our indemnity for certain energy obligations in December 2001 (see Note 14(h)). The Company owns approximately 83% of Reliant Resources and has reflected the third-party interest in Reliant Resources as minority interest in the Consolidated Balance Sheets and Statements of Consolidated Income.

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

     The Company's energy trading, marketing, power origination and risk management services activities and contracted sales of electricity to large commercial, industrial and institutional customers are accounted for under mark-to-market accounting. Under the mark-to-market method of accounting, financial instruments and contractual commitments are recorded at fair value in revenues upon contract execution. The net changes

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES in their fair values are recognized in the Statements of Consolidated Income as revenues in the period of change. Trading and marketing revenues related to the physical sale of natural gas, electric power and other energy related commodities are recorded on a gross basis in the delivery period. For additional discussion regarding trading and marketing revenue recognition and the related estimates and assumptions that can affect reported amounts of such revenues, see
Note 5.

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

  (e) LONG-LIVED ASSETS AND INTANGIBLES

     The Company records property, plant and equipment at historical cost. The Company recognizes repair and maintenance costs incurred in connection with planned major maintenance, such as turbine and generator overhauls, control system upgrades and air conditioner replacements, under the "accrual in advance" method for its non-rate regulated power generation operations acquired or developed prior to December 31, 1999. Planned major maintenance cycles primarily range from two to ten years. Under the accrual in advance method, the Company estimates the costs of planned major maintenance and accrues the related expense over the maintenance cycle. As of December 31, 2000 and 2001, the Company's maintenance reserve was $27 million and $19 million, respectively, of which $20 million and $17 million, respectively, were included in other long-term liabilities and the remainder in other current liabilities. The Company expenses all other repair and maintenance costs as incurred. Property, plant and equipment includes the following:


                                                                          DECEMBER 31,
                                                     ESTIMATED USEFUL   -----------------
                                                      LIVES (YEARS)      2000      2001
                                                     ----------------   -------   -------
                                                                          (IN MILLIONS)
Electric...........................................        5-75         $18,754   $20,092
Natural gas distribution...........................        5-50           1,809     2,002
Pipelines and gathering............................        5-75           1,582     1,627
Other property.....................................        3-40             247       450
                                                                        -------   -------
  Total............................................                      22,392    24,171
Accumulated depreciation and amortization..........                      (7,132)   (8,357)
                                                                        -------   -------
     Property, plant and equipment, net............                     $15,260   $15,814
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


                                                                           DECEMBER 31,
                                                       ESTIMATED USEFUL   ---------------
                                                        LIVES (YEARS)      2000     2001
                                                       ----------------   ------   ------
                                                                           (IN MILLIONS)
Reliant Energy Resources Corp. (RERC Corp.)..........          40         $1,955   $1,955
Reliant Energy Mid-Atlantic Power Holdings, LLC......          35              7        5
Reliant Energy Power Generation Benelux N.V. ........          30            897      877
Florida Generation Plant.............................          35              2        2
California Generation Plants.........................          30             70       70
Reliant Energy Services, Inc. .......................          40            131      131
Other................................................        5-35             64       45
                                                                          ------   ------
  Total..............................................                      3,126    3,085
Accumulated amortization.............................                       (222)    (303)
Foreign currency exchange impact.....................                       (107)    (150)
                                                                          ------   ------
  Total goodwill, net................................                     $2,797   $2,632
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

     The Company periodically evaluates long-lived assets, including property, plant and equipment, goodwill and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. An impairment analysis of generating facilities requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the facilities. A resulting impairment loss is highly dependent on these underlying assumptions. During 2001, the Company determined equipment and goodwill associated with its Communications business was impaired and accordingly recognized $22 million of fixed asset impairments and $19 million of goodwill impairments (see Note 20). For discussion of goodwill impairment analysis in 2002, see Note 2(q).

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

     In December 2001, the Company recorded a regulatory asset for recoverable electric generation plant mitigation for $2.0 billion and recorded a regulatory liability of $1.1 billion for excess mitigation, resulting in net regulatory assets of $841 million on which the Company will not earn a return and which are not included in the Company's rate base. Recoverable electric plant generation regulatory assets are anticipated to be recovered in the 2004 true-up proceedings as further discussed in Note 4(a). The Company is entitled to

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES recover its full amount of stranded costs in the 2004 true-up proceeding. That recovery would include any amounts whose earlier mitigation was prevented by excess mitigation credits and the reversal of redirected depreciation ordered by the Texas Utility Commission.

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

  (j) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts receivable, principally from customers, are net of an allowance for doubtful accounts of $89 million and $136 million at December 31, 2000 and 2001, respectively. The provision for doubtful accounts in the Company's Statements of Consolidated Income for 1999, 2000 and 2001 was $16 million, $80 million and $90 million, respectively. In addition, during the year ended December 31, 2001, the Company wrote off $15 million of receivables for refunds related to energy sales in California and $88 million related to energy sales to Enron Corp. and its affiliates (Enron) which filed a voluntary petition for bankruptcy during the fourth quarter of 2001. For information regarding the provision against receivable balances related to energy sales in the California market and to Enron, see Notes 14(g) and 21, respectively.

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

     In addition, as of December 31, 2000 and 2001, the Company held marketable equity securities of $5 million and $12 million, respectively, classified as "available-for-sale." At December 31, 2000, the accumulated unrealized loss, net of tax, relating to these equity securities was $2 million. At December 31, 2001, the accumulated unrealized gain, net of tax, relating to these equity securities was $6 million.

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

  (o) FOREIGN CURRENCY ADJUSTMENTS

     Local currencies are the functional currency of the Company's foreign operations. Foreign subsidiaries' assets and liabilities have been translated into U.S. dollars using the exchange rate at the balance sheet date. Revenues, expenses, gains and losses have been translated using the weighted average exchange rate for each month prevailing during the periods reported. Cumulative adjustments resulting from translation have been recorded as a component of accumulated other comprehensive loss in stockholders' equity. Through December 31, 2001, the U.S. dollar had been the functional currency for the Company's operations in Argentina since the revenues and costs of these operations were based primarily on U.S. dollar-indexed contracts. Since the inception of the Company's operations in Argentina, the Argentine peso has been pegged to the U.S. dollar at a rate of one Argentine peso to one U.S. dollar. As a result, no foreign currency adjustments have resulted from these operations through 2001. The Company has determined that the functional currency for its Argentina operations in 2002 will be the Argentine peso as a result of Argentine legislation enacted in January 2002 requiring that all U.S. dollar-indexed contracts be restructured to Argentine pesos.

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141 "Business Combinations" (SFAS No. 141) and SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142). SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and intangibles will be evaluated against these new criteria and may result in certain intangibles being transferred to goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 provides for a nonamortization approach, whereby goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The Company adopted the provisions of each statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002. The adoption of SFAS No. 141 did not have a material impact on the Company's historical results of operations or financial position. On January 1, 2002, the Company discontinued amortizing goodwill into the results of operations pursuant to SFAS No. 142. The Company recognized $81 million of goodwill amortization expense in the Statements of Consolidated Income during 2001, excluding a $19 million write-off of its Communications business goodwill

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES balance which was recorded as goodwill amortization expense (see Note 20). The Company is in the process of determining further effects of adoption of SFAS No. 142 on its consolidated financial statements, including the review of goodwill and certain intangible assets for impairment. The Company has not completed its review pursuant to SFAS No. 142. However, based on the Company's preliminary review, the Company believes an impairment of its European Energy business segment goodwill is reasonably possible. As of December 31, 2001, net goodwill associated with the European Energy business segment is $632 million. The Company has not completed its preliminary review of its other business segments with net goodwill totaling $2.0 billion. The Company anticipates finalizing its review of goodwill and certain intangible assets during 2002.

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


(3) BUSINESS ACQUISITIONS

  (a) RELIANT ENERGY MID-ATLANTIC POWER HOLDINGS, LLC

     On May 12, 2000, a subsidiary of the Company purchased entities owning electric power generating assets and development sites located in Pennsylvania, New Jersey and Maryland having an aggregate net generating capacity of approximately 4,262 MW. With the exception of development entities that were sold to another subsidiary of Reliant Resources in July 2000, the assets of the entities acquired are held by REMA. The purchase price for the May 2000 transaction was $2.1 billion. In 2002, the Company made an $8 million payment to the prior owner for post-closing adjustments which resulted in an adjustment to purchase price. The Company accounted for the acquisition as a purchase with assets and liabilities of REMA reflected at their estimated fair values. The Company's fair value adjustments related to the acquisition primarily included adjustments in property, plant and equipment, air emissions regulatory allowances, specific intangibles,

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES materials and supplies inventory, environmental reserves and related deferred taxes. The air emissions regulatory allowances of $153 million are being amortized on a units-of-production basis as utilized. The specific intangibles which relate to water rights and permits of $43 million will be amortized over the estimated life of the related facility of 35 years. The excess of the purchase price over the fair value of the net assets acquired of $5 million was recorded as goodwill and historically was amortized over 35 years. The Company finalized these fair value adjustments in May 2001. There were no additional material modifications to the preliminary adjustments from December 31, 2000. Funds for the acquisition of REMA were made available through commercial paper borrowings by a finance subsidiary, which borrowings were supported by credit facilities.

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                        YEAR ENDED DECEMBER 31,
                                               -----------------------------------------
                                                      1999                  2000
                                               -------------------   -------------------
                                                         UNAUDITED             UNAUDITED
                                               ACTUAL    PRO FORMA   ACTUAL    PRO FORMA
                                               -------   ---------   -------   ---------
                                                             (IN MILLIONS)
Revenues.....................................  $13,794    $13,824    $28,269    $28,436
Income after tax and before extraordinary
  items......................................    1,666      1,656        440        431
Net income attributable to common
  stockholders...............................    1,482      1,472        447        438


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


     In connection with the acquisition of REPGB, the Company developed a comprehensive business process reengineering and employee severance plan intended to make REPGB competitive in the deregulated Dutch electricity market that began January 1, 2001. The REPGB Plan's initial conceptual formulation was initiated prior to the acquisition of REPGB in October 1999. The finalization of the REPGB Plan was approved and

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES completed in September 2000. The Company identified 195 employees who were involuntarily terminated in REPGB's following functional areas: plant operations and maintenance, procurement, inventory, general and administrative, legal, finance and support. The Company has notified all employees identified under the severance component of the REPGB Plan that they are subject to involuntary termination and the majority of terminations occurred during 2001. The termination benefits under the REPGB Plan are governed by REPGB's Social Plan, a collective bargaining agreement between REPGB and its various representative labor unions signed in 1998. The Social Plan provides defined benefits for involuntarily severed employees depending upon age, tenure and other factors, and was agreed to by the management of REPGB as a result of the anticipated deregulation of the Dutch electricity market. The Social Plan is still in force and binding on the current management of the Company and REPGB. The Company is still executing the REPGB Plan as of the date of these consolidated financial statements.

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


                                                                     1999
                                                              -------------------
                                                              ACTUAL    PRO FORMA
                                                              -------   ---------
                                                                 (IN MILLIONS)
Revenues....................................................  $13,794    $14,371
Net income attributable to common stockholders..............    1,482      1,455


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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

     Retail Choice. Under the Texas Electric Restructuring Law, beginning January 1, 2002, retail customers of most investor owned electric utilities in Texas became eligible to purchase their electricity from any of a number of "retail electric providers," which are certified by the Texas Utility Commission. Retail electric providers may not own or operate generation assets and their sales prices are not subject to traditional

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES cost-of-service rate regulation. Retail electric providers that are affiliates of electric utilities may compete substantially statewide for these sales, but prices they charge within the affiliated electric utility's traditional service territory are subject to some limitations at the outset of retail choice, as described below. The Texas Utility Commission has prescribed regulations governing quality, reliability and other aspects of service from retail electric providers. Reliant Resources intends to compete in the Texas retail market and, as a result, has certified three of its subsidiaries as retail electric providers.

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Stranded Costs. Reliant Energy HL&P will be entitled to recover its stranded costs (i.e., the excess of net book value of generation assets (as defined by the Texas Electric Restructuring Law) over the market value of those assets) and its regulatory assets related to generation. The Texas Electric Restructuring Law prescribes specific methods for determining the amount of stranded costs and the details for their recovery. During the transition period to deregulation (the Transition Period) which included 1998 and the first six months of 1999, and extending through the base rate freeze period from July 1999 through 2001, the Texas Electric Restructuring Law provided that earnings above a stated overall annual rate of return on invested capital be used to recover the Electric Operations business segments' investment in generation assets (Accelerated Depreciation). In addition, during the Transition Period, the redirection of depreciation expense to generation assets that the Electric Operation business segment would otherwise apply to transmission, distribution and general plant assets was permitted for regulatory purposes (Redirected Depreciation). See discussion of the accounting treatment of Accelerated Depreciation and Redirected Depreciation for financial reporting purposes below under "Accounting." We cannot predict the amount, if any, of these costs that may not be recovered.

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

     True-Up Proceeding. The Texas Electric Restructuring Law and current Texas Utility Commission implementation guidance provide for a True-up Proceeding to be initiated in January 2004. The purpose of the True-up Proceeding is to quantify and reconcile the amount of stranded costs, the capacity auction true-up, unreconciled fuel costs (see Note 2(f)), and other regulatory assets associated with Reliant Energy HL&P's

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES electric generating operations that were not previously securitized through the Transition Bonds. The True-up Proceeding will result in either additional charges or credits being assessed on certain retail electric customers.

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

     In order to reduce potential exposure to stranded costs related to generation assets, Reliant Energy HL&P redirected $195 million and $99 million of depreciation in 1998 and for the six months ended June 30, 1999, respectively, from transmission and distribution related plant assets to generation assets for regulatory and financial reporting purposes (Redirected Depreciation). This redirection was in accordance with the Company's Transition Plan. Subsequent to June 30, 1999, Redirected Depreciation expense could no longer be recorded by the electric generation operations portion of Reliant Energy HL&P for financial reporting purposes as this portion of electric operations is no longer accounted for under SFAS No. 71. During the six months ended December 31, 1999 and during 2000 and 2001, $99 million, $218 million and $230 million in

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES depreciation expense, respectively, was redirected from transmission and distribution for regulatory and financial reporting purposes and was established as an embedded regulatory asset included in transmission and distribution related plant and equipment balances. As of December 31, 2000 and 2001, the cumulative amount of Redirected Depreciation for regulatory purposes was $611 million and $841 million, respectively, prior to the effects of the October 3, 2001 order discussed below.

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

Energy HL&P requested to revise its fixed fuel factor to be implemented with the May 2001 billing cycle and proposed to defer the collection of the $389 million until the 2004 stranded costs True-up Proceeding. On April 16, 2001, the Texas Utility Commission issued an order approving interim rates effective with the May 2001 billing cycle.

     On June 21, 2001, Reliant Energy HL&P filed an application with the Texas Utility Commission to terminate the interim factor and return to the prior fuel factor due to the forecasted decline in natural gas prices. On July 20, 2001, the Texas Utility Commission issued an order of dismissal approving Reliant Energy HL&P's request that the interim rates approved on April 16, 2001, effective with Reliant Energy HL&P's May 2001 billing month, be terminated and Reliant Energy HL&P prospectively bill its customers using the prior fuel factor established in a previous order beginning with Reliant Energy HL&P's August billing month. The Texas Utility Commission also granted Reliant Energy HL&P a good cause exception in that Reliant Energy HL&P will not be required to refund amounts collected through the interim rates. Reliant Energy HL&P did not waive its right to collect any final fuel balance. The final fuel balance is subject to review, and the amount to be included in the 2004 stranded cost true-up will be determined during the final fuel reconciliation. The Texas Utility Commission currently has scheduled Reliant Energy HL&P to file its final fuel reconciliation in July 2002.

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


     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $61 million and a cumulative after-tax increase in accumulated other comprehensive loss of $422 million. The adoption also increased current assets, long-term assets, current liabilities and long-term liabilities by approximately $627 million, $67 million, $778 million, and $277 million, respectively, in the Company's Consolidated Balance Sheets. During the year ended December 31, 2001, $165 million of the initial after-tax transition adjustment recognized in other comprehensive income was recognized in net income.


     The application of SFAS No. 133 is still evolving as the FASB clears issues previously submitted to the Derivatives Implementation Group for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES adoption of this cleared guidance had no impact on the Company's results of operations. Certain criteria of this previously approved guidance were revised in October and December 2001 and became effective on April 1, 2002. The Company is currently in the process of determining the effect of adoption of the revised guidance.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance is April 1, 2002, and the Company is currently assessing the impact of this cleared issue and does not believe it will have a material impact on the Company's consolidated financial statements.

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


     The Company applies hedge accounting for its Non-trading Energy Derivatives utilized in non-trading activities only if there is a high correlation between price movements in the derivative and the item designated as being hedged. This correlation, a measure of hedge effectiveness, is measured both at the inception of the hedge and on an ongoing basis, with an acceptable level of correlation of at least 80% to 120% for hedge designation. If and when correlation ceases to exist at an acceptable level, hedge accounting ceases and mark-to-market accounting is applied. During 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as Cash Flow Hedges was a gain of $8 million. No component of the derivative instruments' gain or loss was excluded from the assessment of effectiveness. If it becomes probable that an anticipated transaction will not occur, the Company realizes in net income the deferred gains and losses recognized in accumulated other comprehensive income (loss). During the year ended December 31, 2001, there was a $3.6 million deferred loss recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur due to credit problems of a customer. Once the anticipated transaction occurs, the accumulated deferred gain or loss recognized in accumulated other comprehensive income (loss) is reclassified and included in the Company's Statements of Consolidated Income under the captions
(a) fuel expenses, in the case of natural gas purchase transactions, (b) purchased power, in the case of electric power purchase transactions and (c) revenues, in the case of electric power and natural gas sales transactions and financial electric power or natural gas derivatives. Cash flows resulting from these transactions in Non-trading Energy Derivatives are included in the Statements of Consolidated Cash Flows in the same category as the item being hedged. As of December 31, 2001, the Company's current non-trading derivative assets and liabilities and corresponding amounts in accumulated other comprehensive loss were expected to be reclassified into net income during the next twelve months.


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

     Hedge of the Foreign Currency Exposure of Net Investment in Foreign Subsidiaries. The Company has substantially hedged the foreign currency exposure of its net investment in its European subsidiaries through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency forward contracts

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES to reduce the Company's exposure to changes in foreign currency rates. During the normal course of business, the Company reviews its currency hedging strategies and determines the hedging approach deemed appropriate based upon the circumstances of each situation.

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

  (d) TRADING AND NON-TRADING -- GENERAL POLICY

     The Company has established a Risk Oversight Committee comprised of corporate and business segment officers that oversees all commodity price, foreign currency and credit risk activities, including the Company's trading, marketing, power origination, risk management services and hedging activities. The committee's

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES duties are to approve the Company's commodity risk policies, allocate risk capital within limits established by the Company's board of directors, approve trading of new products and commodities, monitor risk positions and monitor compliance with the Company's risk management policies and procedures and trading limits established by the Company's board of directors.

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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

     Following were the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:


                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Current:
     Unrealized loss on indexed debt securities.............  $  555   $  472
     Allowance for doubtful accounts........................      --       74
     Non-trading derivative assets, net.....................      --       19
     Other..................................................      --        5
                                                              ------   ------
       Total current deferred tax assets....................     555      570
                                                              ------   ------
  Non-current:
     Alternative minimum tax and other credit
      carryforwards.........................................      25       --
     Employee benefits......................................     143      172
     Disallowed plant cost, net.............................      56       53
     Operating loss carryforwards...........................      84       47
     Contingent liabilities associated with discontinuance
      of SFAS No. 71........................................      74       74
     Environmental reserves.................................      25       16
     Allowance for doubtful accounts........................      34       --
     Foreign exchange gains.................................      26       27
     Non-trading derivative liabilities, net................      --      136
     Non-derivative stranded costs liability................      --       73
     Impairment of foreign asset............................      --       52
     Other..................................................      88       94
     Valuation allowance....................................     (68)     (31)
                                                              ------   ------
       Total non-current deferred tax assets................     487      713
                                                              ------   ------
       Total deferred tax assets............................  $1,042   $1,283
                                                              ------   ------
Deferred tax liabilities:
  Current:
     Unrealized gain on AOL Time Warner investment..........  $  864   $  829
     Trading and marketing assets, net......................      --       48
     Hedges of net investment in foreign subsidiaries.......      --       52
                                                              ------   ------
       Total current deferred tax liabilities...............     864      929
                                                              ------   ------

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
                                                               (IN MILLIONS)
  Non-current:
     Depreciation...........................................   2,290    2,252
     Regulatory assets, net.................................     380      438
     Deferred state income taxes............................      69       69
     Deferred gas costs.....................................     201       43
     Trading and marketing assets, net......................      --       27
     Stranded costs indemnification receivable..............      --       73
     Other..................................................      96      119
                                                              ------   ------
       Total non-current deferred tax liabilities...........   3,036    3,021
                                                              ------   ------
       Total deferred tax liabilities.......................   3,900    3,950
                                                              ------   ------
          Accumulated deferred income taxes, net............  $2,858   $2,667
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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

(17) RESTATED UNAUDITED QUARTERLY INFORMATION



     As discussed in Note 1, the unaudited quarterly financial data for the interim periods ended March 31, 2001, June 30, 2000 and 2001, September 30, 2000 and 2001 and December 31, 2000 and 2001 have been restated from amounts previously reported to reflect certain transactions on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for unaudited quarterly information for the quarters ended March 31, 2000 and 2001, June 30, 2000 and 2001, September 30, 2000 and 2001, and December 31, 2000 and 2001: (Note -- Those line items for which no change in amounts are shown were not affected by the restatement.)



                                                          YEAR ENDED DECEMBER 31, 2000
                                                   -------------------------------------------
                                                   FIRST QUARTER         SECOND QUARTER
                                                   -------------   ---------------------------
                                                   AS PREVIOUSLY                 AS PREVIOUSLY
                                                     REPORTED      AS RESTATED     REPORTED
                                                   -------------   -----------   -------------
                                                                  (IN MILLIONS)
Revenues........................................      $4,213         $5,719         $5,755
Fuel and cost of gas sold.......................       2,333          2,915          2,922
Purchased power.................................         785          1,377          1,406
Operating income................................         346            508            508
Income before extraordinary item................         133            217            217
Extraordinary item, net of tax..................          --              7              7
Net income attributable to common
  stockholders..................................         133            224            224
BASIC EARNINGS PER SHARE:(1)
  Income before extraordinary item..............      $ 0.47         $ 0.76         $ 0.76
  Extraordinary item, net of tax................          --           0.03           0.03
                                                      ------         ------         ------
     Net income attributable to common
       stockholders.............................      $ 0.47         $ 0.79         $ 0.79
                                                      ======         ======         ======
DILUTED EARNINGS PER SHARE:(1)
  Income before extraordinary item..............      $ 0.47         $ 0.75         $ 0.75
  Extraordinary item, net of tax................          --           0.03           0.03
                                                      ------         ------         ------
     Net income attributable to common
       stockholders.............................      $ 0.47         $ 0.78         $ 0.78
                                                      ======         ======         ======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31, 2000
                                           ---------------------------------------------------------
                                                  THIRD QUARTER                FOURTH QUARTER
                                           ---------------------------   ---------------------------
                                                         AS PREVIOUSLY                 AS PREVIOUSLY
                                           AS RESTATED     REPORTED      AS RESTATED     REPORTED
                                           -----------   -------------   -----------   -------------
                                                                 (IN MILLIONS)
Revenues.................................    $9,109         $9,502         $9,228         $9,869
Fuel and cost of gas sold................     3,882          3,895          5,920          5,927
Purchased power..........................     3,428          3,808          1,990          2,624
Operating income.........................       778            778            205            205
Income before extraordinary item.........       389            389           (299)          (299)
Extraordinary item, net of tax...........        --             --             --             --
Net income attributable to common
  stockholders...........................       389            389           (299)          (299)
BASIC EARNINGS PER SHARE:(1)
  Income before extraordinary item.......    $ 1.36         $ 1.36         $(1.04)        $(1.04)
  Extraordinary item, net of tax.........        --             --             --             --
                                             ------         ------         ------         ------
    Net income attributable to common
       stockholders......................    $ 1.36         $ 1.36         $(1.04)        $(1.04)
                                             ======         ======         ======         ======
DILUTED EARNINGS PER SHARE:(1)
  Income before extraordinary item.......    $ 1.34         $ 1.34         $(1.04)        $(1.04)
  Extraordinary item, net of tax.........        --             --             --             --
                                             ------         ------         ------         ------
    Net income attributable to common
       stockholders......................    $ 1.34         $ 1.34         $(1.04)        $(1.04)
                                             ======         ======         ======         ======



                                                         YEAR ENDED DECEMBER 31, 2001
                                           ---------------------------------------------------------
                                                  FIRST QUARTER                SECOND QUARTER
                                           ---------------------------   ---------------------------
                                                         AS PREVIOUSLY                 AS PREVIOUSLY
                                           AS RESTATED     REPORTED      AS RESTATED     REPORTED
                                           -----------   -------------   -----------   -------------
                                                                 (IN MILLIONS)
Revenues.................................    $12,052        $13,284        $10,269        $11,991
Fuel and cost of gas sold................      7,666          7,667          5,008          5,313
Purchased power..........................      2,877          4,108          3,660          5,077
Operating income.........................        454            454            614            614
Income before cumulative effect of
  accounting change......................        201            201            316            316
Cumulative effect of accounting change,
  net of tax.............................         61             61             --             --
Net income attributable to common
  stockholders...........................        262            262            316            316
BASIC EARNINGS PER SHARE:(1)
  Income before cumulative effect of
    accounting change....................    $  0.69        $  0.69        $  1.09        $  1.09
  Cumulative effect of accounting change,
    net of tax...........................       0.22           0.22             --             --
                                             -------        -------        -------        -------
    Net income attributable to common
       stockholders......................    $  0.91        $  0.91        $  1.09        $  1.09
                                             =======        =======        =======        =======
DILUTED EARNINGS PER SHARE:(1)
  Income before cumulative effect of
    accounting change....................    $  0.69        $  0.69        $  1.08        $  1.08
  Cumulative effect of accounting change,
    net of tax...........................       0.21           0.21             --             --
                                             -------        -------        -------        -------
    Net income attributable to common
       stockholders......................    $  0.90        $  0.90        $  1.08        $  1.08
                                             =======        =======        =======        =======

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                         YEAR ENDED DECEMBER 31, 2001
                                           ---------------------------------------------------------
                                                  THIRD QUARTER                FOURTH QUARTER
                                           ---------------------------   ---------------------------
                                                         AS PREVIOUSLY                 AS PREVIOUSLY
                                           AS RESTATED     REPORTED      AS RESTATED     REPORTED
                                           -----------   -------------   -----------   -------------
                                                                 (IN MILLIONS)
Revenues.................................    $10,903        $12,511        $7,586         $8,440
Fuel and cost of gas sold................      3,667          3,928         3,163          3,167
Purchased power..........................      5,348          6,695         3,242          4,092
Operating income.........................        779            779           146            146
Income before cumulative effect of
  accounting change......................        355            355            47             47
Cumulative effect of accounting change,
  net of tax.............................         --             --            --             --
Net income attributable to common
  stockholders...........................        355            355            47             47
BASIC EARNINGS PER SHARE:(1)
  Income before cumulative effect of
    accounting change....................    $  1.22        $  1.22        $ 0.16         $ 0.16
  Cumulative effect of accounting change,
    net of tax...........................         --             --            --             --
                                             -------        -------        ------         ------
    Net income attributable to common
       stockholders......................    $  1.22        $  1.22        $ 0.16         $ 0.16
                                             =======        =======        ======         ======
DILUTED EARNINGS PER SHARE:(1)
  Income before cumulative effect of
    accounting change....................    $  1.21        $  1.21        $ 0.16         $ 0.16
  Cumulative effect of accounting change,
    net of tax...........................         --             --            --             --
                                             -------        -------        ------         ------
    Net income attributable to common
       stockholders......................    $  1.21        $  1.21        $ 0.16         $ 0.16
                                             =======        =======        ======         ======


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

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

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

                                                                                                        LATIN
                                            NATURAL      PIPELINES                                    AMERICA/
                              ELECTRIC        GAS           AND      WHOLESALE   EUROPEAN   RETAIL   ASSETS HELD     OTHER
                             OPERATIONS   DISTRIBUTION   GATHERING    ENERGY      ENERGY    ENERGY    FOR SALE     OPERATIONS
                             ----------   ------------   ---------   ---------   --------   ------   -----------   ----------
                                                                      (IN MILLIONS)
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 1999:
Revenues from external
  customers................   $ 4,483        $2,742       $  151      $ 6,231     $  153     $ 23      $   --        $   11
Intersegment revenues......        --            46          180          264         --       --          --             1
Depreciation and
  amortization.............       667           137           53           21         21       --          --             6
Operating income (loss)....       981           158          131           27         32      (14)         (4)          (52)
Total assets...............     9,941         3,683        2,486        2,821      3,247       51       1,078         4,257
Equity investments in
  unconsolidated
  subsidiaries.............        --            --           --           78         --       --          --            --
Expenditures for long-lived
  assets...................       573           206           79          481        834       45          --            44
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2000:
Revenues from external
  customers................     5,494         4,470          177       17,494        580       41          --            13
Intersegment revenues......        --            34          207          578         --       23          --             1
Depreciation and
  amortization.............       507           145           56          108         76        4          --            10
Operating income (loss)....     1,230           118          137          479         89      (70)        (44)         (102)
Total assets...............    10,691         4,518        2,358       11,148      2,521      151         195         1,486
Equity investments in
  unconsolidated
  subsidiaries.............        --            --           --          109         --       --          --            --
Expenditures for long-lived
  assets...................       643           195           61        1,966        995       28          --            63
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2001:
Revenues from external
  customers................     5,503         4,638          225       29,075      1,192      154          --            23
Intersegment revenues......         2           104          190          667         --       57          --             2
Depreciation and
  amortization.............       453           147           58          118         76       11          --            48
Operating income (loss)....     1,091           130          137          899         56      (13)        (75)         (232)
Total assets...............    12,012         3,732        2,361        8,290      3,380      391           8         1,438
Equity investments in
  unconsolidated
  subsidiaries.............        --            --           --           88        299       --          --            --
Expenditures for long-lived
  assets...................       936           209           54          658         21      117          --            58


                             RECONCILING
                             ELIMINATIONS   CONSOLIDATED
                             ------------   ------------
                                    (IN MILLIONS)
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 1999:
Revenues from external
  customers................    $    --        $13,794
Intersegment revenues......       (491)            --
Depreciation and
  amortization.............         --            905
Operating income (loss)....         --          1,259
Total assets...............     (1,107)        26,457
Equity investments in
  unconsolidated
  subsidiaries.............         --             78
Expenditures for long-lived
  assets...................         --          2,262
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2000:
Revenues from external
  customers................         --         28,269
Intersegment revenues......       (843)            --
Depreciation and
  amortization.............         --            906
Operating income (loss)....         --          1,837
Total assets...............     (1,108)        31,960
Equity investments in
  unconsolidated
  subsidiaries.............         --            109
Expenditures for long-lived
  assets...................         --          3,951
AS OF AND FOR THE YEAR
  ENDED DECEMBER 31, 2001:
Revenues from external
  customers................         --         40,810
Intersegment revenues......     (1,022)            --
Depreciation and
  amortization.............         --            911
Operating income (loss)....         --          1,993
Total assets...............       (931)        30,681
Equity investments in
  unconsolidated
  subsidiaries.............         --            387
Expenditures for long-lived
  assets...................         --          2,053

                 RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

                                                                YEAR ENDED DECEMBER 31,
                                                              ---------------------------
                                                               1999      2000      2001
                                                              -------   -------   -------
                                                                     (IN MILLIONS)
RECONCILIATION OF OPERATING INCOME TO NET INCOME
  ATTRIBUTABLE TO COMMON STOCKHOLDERS:
Operating income............................................  $ 1,259   $ 1,837   $ 1,993
(Loss) income from equity investments in unconsolidated
  subsidiaries..............................................       (1)       43        57
Gain (loss) on AOL Time Warner investment...................    2,452      (205)      (70)
(Loss) gain on indexed debt securities......................     (630)      102        58
Operating results from equity investments in unconsolidated
  Latin America assets......................................      (26)      (41)       --
Impairment of Latin America unconsolidated equity
  investments...............................................       --      (131)       (4)
Loss on disposal of Latin America assets....................       --      (176)       --
Interest expense and other charges..........................     (551)     (768)     (658)
Minority interest...........................................        1         1       (81)
Other income, net...........................................       60        96       124
Income tax expense..........................................     (899)     (318)     (500)
Extraordinary (loss) gain, net of tax.......................     (183)        7        --
Cumulative effect of accounting change, net of tax..........       --        --        61
                                                              -------   -------   -------
     Net income attributable to common stockholders.........  $ 1,482   $   447   $   980
                                                              =======   =======   =======
REVENUES BY PRODUCTS AND SERVICES:
Retail power sales..........................................  $ 4,483   $ 5,494   $ 5,503
Retail gas sales............................................    2,742     4,383     4,546
Wholesale energy and energy related sales...................    6,383    18,073    30,267
Gas transport...............................................      151       177       225
Energy products and services................................       35       142       269
                                                              -------   -------   -------
     Total..................................................  $13,794   $28,269   $40,810
                                                              =======   =======   =======
REVENUES AND LONG-LIVED ASSETS BY GEOGRAPHIC AREAS:
Revenues:
  US........................................................  $13,524   $26,640   $37,295
  Netherlands...............................................      153       580     1,192
  Other.....................................................      117     1,049     2,323
                                                              -------   -------   -------
     Total..................................................  $13,794   $28,269   $40,810
                                                              =======   =======   =======
Long-lived assets:
  US........................................................  $13,605   $16,079   $16,724
  Netherlands...............................................    2,648     2,371     2,424
                                                              -------   -------   -------
     Total..................................................  $16,253   $18,450   $19,148
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

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Reliant Energy, Incorporated and
Subsidiaries:



Houston, Texas



     We have audited the accompanying consolidated balance sheets of Reliant Energy, Incorporated and its subsidiaries (the Company) as of December 31, 2000 and 2001, and the related consolidated statements of income, stockholders' equity, comprehensive income and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.


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


     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



     As discussed in Note 5 to the consolidated financial statements, the Company changed its method of accounting for derivatives and hedging activities in 2001.



     As discussed in Note 1 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.



DELOITTE & TOUCHE LLP



March 28, 2002


(July 3, 2002 as to the effects of the restatement discussed in Note 1)

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

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)(1)  Financial Statements.
          Statements of Consolidated Income for the Three Years Ended December
           31, 2001...........................................................   133
          Statements of Consolidated Comprehensive Income for the Three Years
           Ended December 31, 2001............................................   134
          Consolidated Balance Sheets at December 31, 2001 and 2000...........   135
          Statements of Consolidated Cash Flows for the Three Years Ended
           December 31, 2001..................................................   136
          Statements of Consolidated Stockholders' Equity for the Three Years
           Ended December 31, 2001............................................   137

          Notes to Consolidated Financial Statements..........................   138
          Independent Auditors' Report........................................   220
(a)(2)  Financial Statement Schedules for the Three Years Ended December 31, 2001.
          II -- Reserves......................................................   223

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

     I, III, IV and V.

     (a)(3) Exhibits.


     See Index of Exhibits on page 225, which index also includes the management contracts or compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(b)(10)(iii) of Regulation S-K.


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

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 3rd day of July, 2002.


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

                                                                                                 SEC FILE
                                                                                                    OR
EXHIBIT                                                                                        REGISTRATION      EXHIBIT
NUMBER                        DESCRIPTION                  REPORT OR REGISTRATION STATEMENT       NUMBER        REFERENCE
-------                       -----------                  --------------------------------    ------------     ---------
  10(u)(4)   --   Contribution and Registration          Form 10-K for the year ended            1-3187          10(u)(4)
                  Agreement dated December 18, 2001      December 31, 2001
                  among the Company, CenterPoint
                  Energy, Inc. and the Northern Trust
                  Company, trustee under the Reliant
                  Energy, Incorporated Master
                  Retirement Trust
  10(v)(1)   --   Stockholder's Agreement dated as of    Schedule 13-D dated July 6, 1995       5-19351             2
                  July 6, 1995 between the Company and
                  Time Warner Inc.
  10(v)(2)   --   Amendment to Exhibit 10(v)(1) dated    HI's Form 10-K for the year ended       1-7629          10(x)(4)
                  November 18, 1996                      December 31, 1996
 *10(w)(1)   --   Houston Industries Incorporated        Form 10-K for the year ended            1-7629           10(7)
                  Executive Deferred Compensation        December 31, 1995
                  Trust, effective as of December 19,
                  1995
 *10(w)(2)   --   First Amendment to Exhibit 10(w)(1)    Form 10-Q for the quarter ended June    1-3187             10
                  effective as of August 6, 1997         30, 1998
 *10(x)      --   Consulting Agreement, dated January    HI's Form 10-K for the year ended       1-7629           10(bb)
                  14, 1997, between the Company and      December 31, 1996
                  Milton Carroll
 *10(y)      --   Reliant Energy, Incorporated Common    Form 10-K for the year ended            1-3187           10(y)
                  Stock Participation Plan for           December 31, 2000
                  Designated New Employees and
                  Non-Officer Employees effective as
                  of March 4, 1998
 *10(z)      --   Reliant Energy, Incorporated Annual    Definitive Proxy Statement for 2000     1-3187         Appendix I
                  Incentive Compensation Plan, as        Annual Meeting of Shareholders
                  established effective January 1,
                  1999
 *10(aa)(1)  --   Long Term Incentive Plan of Reliant    Registration Statement on Form S-8    333-60260           4.6
                  Energy, Incorporated, effective as     dated May 4, 2001
                  of January 1, 2001
 *10(aa)(2)  --   First Amendment to Long Term           Registration Statement on Form S-8    333-60260           4.7
                  Incentive Plan of Reliant Energy,      dated May 4, 2001
                  Incorporated, effective as of
                  January 1, 2001
  10(bb)(1)  --   Master Separation Agreement entered    Form 10-Q for the quarter ended         1-3187            10.1
                  into as of December 31, 2000 between   March 31, 2001
                  Reliant Energy, Incorporated and
                  Reliant Resources, Inc.
  10(bb)(2)  --   Transition Services Agreement, dated   Form 10-Q for the quarter ended         1-3187            10.2
                  as of December 31, 2000, between       March 31, 2001
                  Reliant Energy, Incorporated and
                  Reliant Resources, Inc.
  10(bb)(3)  --   Technical Services Agreement, dated    Form 10-Q for the quarter ended         1-3187            10.3
                  as of December 31, 2000, between       March 31, 2001
                  Reliant Energy, Incorporated and
                  Reliant Resources, Inc.
  10(bb)(4)  --   Texas Genco Option Agreement, dated    Form 10-Q for the quarter ended         1-3187            10.4
                  as of December 31, 2000, between       March 31, 2001
                  Reliant Energy, Incorporated and
                  Reliant Resources, Inc.
  10(bb)(5)  --   Employee Matters Agreement, entered    Form 10-Q for the quarter ended         1-3187            10.5
                  into as of December 31, 2000,          March 31, 2001
                  between Reliant Energy, Incorporated
                  and Reliant Resources, Inc.

                                                                                                 SEC FILE
                                                                                                    OR
EXHIBIT                                                                                        REGISTRATION      EXHIBIT
NUMBER                        DESCRIPTION                  REPORT OR REGISTRATION STATEMENT       NUMBER        REFERENCE
-------                       -----------                  --------------------------------    ------------     ---------
  10(bb)(6)  --   Retail Agreement, entered into as of   Form 10-Q for the quarter ended         1-3187            10.6
                  December 31, 2000, between Reliant     March 31, 2001
                  Energy, Incorporated and Reliant
                  Resources, Inc.
  10(bb)(7)  --   Registration Rights Agreement, dated   Form 10-Q for the quarter ended         1-3187            10.7
                  as of December 31, 2000, between       March 31, 2001
                  Reliant Energy, Incorporated and
                  Reliant Resources, Inc.
  10(bb)(8)  --   Tax Allocation Agreement, entered      Form 10-Q for the quarter ended         1-3187            10.8
                  into as of December 31, 2000,          March 31, 2001
                  between Reliant Energy, Incorporated
                  and Reliant Resources, Inc.
  10(cc)     --   $2,500,000,000 Senior A Credit         Form 10-K for the year ended            1-3187           10(cc)
                  Agreement dated as of July 13, 2001    December 31, 2001
                  among Houston Industries FinanceCo
                  LP, Reliant Energy, Incorporated and
                  the lender thereto.
  10(dd)     --   $1,800,000,000 Senior B Credit         Form 10-K for the year ended            1-3187           10(dd)
                  Agreement dated as of July 13, 2001    December 31, 2001
                  among Houston Industries FinanceCo
                  LP, Reliant Energy, Incorporated and
                  the lender parties thereto.
  10(ee)     --   $400,000,000 Amended and Restated      Form 10-K for the year ended            1-3187           10(ee)
                  Revolving Credit and Competitive       December 31, 2001
                  Advance Facilities Agreement dated
                  as of July 13, 2001 among Reliant
                  Energy, Incorporated and the banks
                  named therein.
+*10(ff)     --   Retention Agreement effective May 4,
                  2001 between Reliant Resources, Inc.
                  and R. Steve Letbetter
+*10(gg)     --   Retention Agreement effective May 4,
                  2001 between Reliant Resources, Inc.
                  and Robert W. Harvey
+*10(hh)     --   Retention Agreement effective May 4,
                  2001 between Reliant Resources, Inc.
                  and Stephen W. Naeve
+*10(ii)     --   Retention Agreement effective May 4,
                  2001 between Reliant Resources, Inc.
                  and Joe Bob Perkins
+*10(jj)     --   Retention Agreement effective
                  October 15, 2001 between Reliant
                  Energy, Incorporated and David G.
                  Tees
+*10(kk)     --   Retention Agreement effective
                  October 15, 2001 between Reliant
                  Energy, Incorporated and Michael A.
                  Reed
 +12         --   Computation of Ratios of Earnings to
                  Fixed Charges
 +21         --   Subsidiaries of Reliant Energy
 +23         --   Consent of Deloitte & Touche LLP
 +99         --   Investor's Choice Plan Notice of
                  Temporary Suspension of Stock
                  Purchases