Form 10-Q
period 2002-06-30
RELIANT ENERGY INC
filed 2002-08-14
CIK 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

As of August 9, 2002, Reliant Energy, Incorporated had 304,088,026 shares of common stock outstanding, including 5,338,887 ESOP shares not deemed outstanding for financial statement purposes and excluding 166 shares held as treasury stock.

                          RELIANT ENERGY, INCORPORATED
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2002

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.................................................................1
             Statements of Consolidated Income (unaudited)
                  Three and Six Months Ended June 30, 2001 (as Restated) and 2002 ....................1
             Consolidated Balance Sheets (unaudited)
                  December 31, 2001 and June 30, 2002 ................................................2
             Statements of Consolidated Cash Flows (unaudited)
                  Six Months Ended June 30, 2001 and 2002 ............................................4
             Notes to Unaudited Consolidated Financial Statements.....................................5
         Item 2. Management's Discussion and Analysis of Financial Condition and Results of
             Operations of Reliant Energy and Subsidiaries...........................................46
         Item 3. Quantitative and Qualitative Disclosures about Market Risk..........................77

PART II. OTHER INFORMATION
         Item 1. Legal Proceedings...................................................................81
         Item 4. Submission of Matters to a Vote of Security Holders.................................81
         Item 5. Other Information...................................................................81
         Item 6. Exhibits and Reports on Form 8-K....................................................83

                          PART I. FINANCIAL INFORMATION
                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                        STATEMENTS OF CONSOLIDATED INCOME
                (THOUSANDS OF DOLLARS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                              JUNE 30,                        JUNE 30,
                                                                    -----------------------------   -----------------------------
                                                                       2001            2002            2001            2002
                                                                    -------------   -------------   -------------   -------------
                                                                    (AS RESTATED)                   (AS RESTATED)
REVENUES .........................................................  $  10,292,636   $   9,790,443   $  22,369,297   $  18,434,186

EXPENSES:
  Fuel and cost of gas sold ......................................      5,022,191       4,886,360      12,703,440       8,447,738
  Purchased power ................................................      3,660,649       3,127,956       6,536,212       6,693,625
  Operation and maintenance ......................................        624,243         732,568       1,346,563       1,386,600
  Taxes other than income taxes ..................................        142,732         164,142         283,036         289,847
  Depreciation ...................................................        100,974         235,792         203,087         435,111
  Amortization ...................................................        125,358          22,024         219,904          42,395
  Other ..........................................................          6,019               2           8,324             747
                                                                    -------------   -------------   -------------   -------------
      Total ......................................................      9,682,166       9,168,844      21,300,566      17,296,063
                                                                    -------------   -------------   -------------   -------------
OPERATING INCOME .................................................        610,470         621,599       1,068,731       1,138,123
                                                                    -------------   -------------   -------------   -------------

OTHER (EXPENSE) INCOME:
  Unrealized (loss) gain on AOL Time Warner investment ...........        330,901        (230,214)        467,983        (447,811)
  Unrealized gain (loss) on indexed debt securities ..............       (329,185)        218,723        (464,232)        421,956
  Income from equity investments in unconsolidated subsidiaries ..         51,572           5,524          64,177           9,308
  Interest expense ...............................................       (150,343)       (205,239)       (328,405)       (359,295)
  Distribution on trust preferred securities .....................        (13,899)        (13,850)        (27,799)        (27,749)
  Minority interest ..............................................        (34,103)        (30,594)        (33,813)        (47,027)
  Other, net .....................................................         33,993          18,096          61,409          35,713
                                                                    -------------   -------------   -------------   -------------
      Total ......................................................       (111,064)       (237,554)       (260,680)       (414,905)
                                                                    -------------   -------------   -------------   -------------

INCOME BEFORE INCOME TAXES, CUMULATIVE EFFECT OF ACCOUNTING
  CHANGE AND PREFERRED DIVIDENDS .................................        499,406         384,045         808,051         723,218
  Income Tax Expense .............................................        183,045         148,400         290,763         262,221
                                                                    -------------   -------------   -------------   -------------
INCOME BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE AND .........        316,361         235,645         517,288         460,997
  PREFERRED DIVIDENDS
  Cumulative Effect of Accounting Change, net of tax of zero
    and  $33,205 .................................................            (47)             --          61,619              --
                                                                    -------------   -------------   -------------   -------------
INCOME BEFORE PREFERRED DIVIDENDS ................................        316,314         235,645         578,907         460,997
  Preferred Dividends ............................................             98              --             195              --
                                                                    -------------   -------------   -------------   -------------
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS ...................  $     316,216   $     235,645   $     578,712   $     460,997
                                                                    =============   =============   =============   =============
BASIC EARNINGS PER SHARE:
  Income before Cumulative Effect of Accounting Change ...........  $        1.09   $        0.79   $        1.79   $        1.55
  Cumulative Effect of Accounting Change, net of tax .............             --              --            0.22              --
                                                                    -------------   -------------   -------------   -------------
  Net Income Attributable to Common Stockholders .................  $        1.09   $        0.79   $        2.01   $        1.55
                                                                    =============   =============   =============   =============
DILUTED EARNINGS PER SHARE:
  Income before Cumulative Effect of Accounting Change ...........  $        1.08   $        0.79   $        1.78   $        1.55
  Cumulative Effect of Accounting Change, net of tax .............             --              --            0.21              --
                                                                    -------------   -------------   -------------   -------------
  Net Income Attributable to Common Stockholders .................  $        1.08   $        0.79   $        1.99   $        1.55
                                                                    =============   =============   =============   =============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                            DECEMBER 31,       JUNE 30,
                                                               2001             2002
                                                           -------------    -------------

CURRENT ASSETS:
   Cash and cash equivalents ...........................   $     153,952    $     721,069
   Restricted cash .....................................         167,421          375,773
   Investment in AOL Time Warner common stock ..........         826,609          378,798
   Accounts receivable, net ............................       1,911,923        2,478,092
   Accrued unbilled revenues ...........................         240,698          609,184
   Fuel stock and petroleum products ...................         307,036          341,100
   Materials and supplies ..............................         272,637          315,616
   Trading and marketing assets ........................       1,611,393        1,367,581
   Non-trading derivative assets .......................         399,896          478,568
   Margin deposits on energy trading activities ........         213,727           27,909
   Other ...............................................         161,477          403,730
                                                           -------------    -------------
     Total current assets ..............................       6,266,769        7,497,420
                                                           -------------    -------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment .......................      24,102,167       28,802,444
   Less accumulated depreciation and amortization ......      (8,344,269)      (8,600,950)
                                                           -------------    -------------
     Property, plant and equipment, net ................      15,757,898       20,201,494
                                                           -------------    -------------

OTHER ASSETS:
   Goodwill, net .......................................       2,631,570        4,124,465
   Other intangibles, net ..............................         377,732          468,605
   Regulatory assets ...................................       3,276,800        3,372,391
   Trading and marketing assets ........................         446,610          656,440
   Non-trading derivative assets .......................         256,402          349,606
   Equity investments in unconsolidated subsidiaries ...         386,841          289,978
   Stranded costs indemnification receivable ...........         203,693          227,031
   Restricted cash .....................................           6,775           66,044
   Other ...............................................       1,098,762          950,196
                                                           -------------    -------------
     Total other assets ................................       8,685,185       10,504,756
                                                           -------------    -------------

       TOTAL ASSETS ....................................   $  30,709,852    $  38,203,670
                                                           =============    =============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                DECEMBER 31,        JUNE 30,
                                                                                   2001               2002
                                                                               --------------    --------------

CURRENT LIABILITIES:
   Short-term borrowings ...................................................   $    3,435,347    $   10,251,652
   Current portion of long-term debt .......................................          660,757           710,274
   Indexed debt securities derivative ......................................          730,225           308,253
   Accounts payable ........................................................        1,447,289         2,031,903
   Taxes accrued ...........................................................          315,353           249,980
   Interest accrued ........................................................          114,721           148,346
   Dividends declared ......................................................                9               376
   Trading and marketing liabilities .......................................        1,478,335         1,206,805
   Non-trading derivative liabilities ......................................          472,021           462,780
   Margin deposits from customers on energy trading activities .............          144,700           162,240
   Regulatory liabilities ..................................................          234,706           235,987
   Accumulated deferred income taxes, net ..................................          359,220           371,953
   Other ...................................................................          568,861           502,093
                                                                               --------------    --------------
     Total current liabilities .............................................        9,961,544        16,642,642
                                                                               --------------    --------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ..................................        2,307,052         2,649,646
   Unamortized investment tax credits ......................................          247,407           238,178
   Trading and marketing liabilities .......................................          361,786           592,369
   Non-trading derivative liabilities ......................................          649,036           395,788
   Benefit obligations .....................................................          547,369           592,288
   Regulatory liabilities ..................................................        1,125,176           865,532
   Non-derivative stranded costs liability .................................          203,693           227,031
   Other ...................................................................        1,069,312         1,068,838
                                                                               --------------    --------------
     Total other liabilities ...............................................        6,510,831         6,629,670
                                                                               --------------    --------------

LONG-TERM DEBT .............................................................        5,746,444         5,843,058
                                                                               --------------    --------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 13)

MINORITY INTEREST IN CONSOLIDATED SUBSIDIARIES .............................        1,047,366         1,112,234
                                                                               --------------    --------------

COMPANY OBLIGATED MANDATORILY REDEEMABLE PREFERRED SECURITIES OF
   SUBSIDIARY TRUSTS HOLDING SOLELY JUNIOR SUBORDINATED DEBENTURES OF THE
   COMPANY .................................................................          705,744           705,965
                                                                               --------------    --------------

STOCKHOLDERS' EQUITY:
   Common stock ............................................................        3,897,301         3,912,743
   Unearned ESOP stock .....................................................         (131,888)         (103,670)
   Retained earnings .......................................................        3,176,533         3,414,894
   Accumulated other comprehensive (loss) income ...........................         (204,023)           46,134
                                                                               --------------    --------------
     Total stockholders' equity ............................................        6,737,923         7,270,101
                                                                               --------------    --------------

       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ..........................   $   30,709,852    $   38,203,670
                                                                               ==============    ==============

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                              ----------------------------
                                                                                 2001             2002
                                                                              ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income attributable to common stockholders ..........................   $    578,712    $    460,997
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .........................................        422,991         477,506
    Deferred income taxes .................................................         55,559         182,109
    Investment tax credits ................................................         (9,165)         (9,228)
    Cumulative effect of accounting change ................................        (61,619)             --
    Unrealized (gain) loss on AOL Time Warner investment ..................       (467,983)        447,811
    Unrealized loss (gain) on indexed debt securities .....................        464,232        (421,956)
    Undistributed earnings of unconsolidated subsidiaries .................        (30,649)         (7,941)
    Curtailment and related enhancements of benefits.......................        100,609              --
    REPGB gain on stranded cost contract amendment ........................             --        (109,000)
    Minority interest .....................................................         33,813          47,027
    Changes in other assets and liabilities, net of effects of acquisitions:
      Restricted cash .....................................................         50,000          67,804
      Accounts receivable and accrued unbilled revenues, net ..............        374,888        (879,920)
      Inventory ...........................................................        (99,554)        (18,387)
      Accounts payable ....................................................       (689,867)        443,915
      Fuel cost (under) over recovery .....................................       (267,754)        166,176
      Net trading and marketing assets and liabilities ....................       (116,103)         23,305
      Margin deposits on energy trading activities, net ...................        430,219         203,358
      Net non-trading derivative assets and liabilities ...................          7,223         (15,833)
      Settlement of hedges of net investment in foreign subsidiaries ......             --        (143,982)
      Settlement payment on stranded cost contracts .......................             --        (100,280)
      Prepaid lease obligation ............................................       (101,542)        (26,324)
      Interest and taxes accrued ..........................................        252,814         (12,836)
      Net regulatory assets and liabilities ...............................        (21,337)       (384,131)
      Collateral for generating equipment, net ............................        (66,726)        138,324
      Other current assets ................................................        130,109         (35,877)
      Other current liabilities ...........................................       (192,298)       (221,100)
      Other assets ........................................................        273,837          71,980
      Other liabilities ...................................................       ( 67,212)       (151,541)
    Other, net ............................................................         97,808          (9,969)
                                                                              ------------    ------------
        Net cash provided by operating activities .........................      1,081,005         182,007
                                                                              ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ....................................................     (1,037,259)       (806,918)
  Business acquisitions, net of cash acquired .............................             --      (2,948,821)
  Investments in unconsolidated subsidiaries ..............................           (239)             --
  Other, net ..............................................................         (9,973)         61,072
                                                                              ------------    ------------
        Net cash used in investing activities .............................     (1,047,471)     (3,694,667)
                                                                              ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt, net .......................................        544,632          25,753
  (Decrease) increase in short-term borrowing, net ........................     (1,814,158)      4,599,391
  Payments of long-term debt ..............................................       (377,951)       (335,303)
  Payment of common stock dividends .......................................       (216,170)       (222,538)
  Proceeds from issuance of stock .........................................         82,223           6,803
  Proceeds from subsidiary issuance of stock ..............................      1,697,848              --
  Decrease in restricted cash related to securitization financing .........             --           3,739
  Other, net ..............................................................         (9,867)            153
                                                                              ------------    ------------
      Net cash (used in) provided by financing activities .................        (93,443)      4,077,998
                                                                              ------------    ------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH ...................................         (4,845)          1,779
                                                                              ------------    ------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ......................        (64,754)        567,117
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................        191,825         153,952
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................   $    127,071    $    721,069
                                                                              ============    ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest (net of amounts capitalized) ...................................   $    314,135    $    373,501
  Income taxes ............................................................        111,869          60,738

             See Notes to the Company's Interim Financial Statements

                  RELIANT ENERGY, INCORPORATED AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS


(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for Reliant Energy, Incorporated (Reliant Energy), together with its subsidiaries (collectively, the Company), are Reliant Energy's consolidated interim financial statements and notes (Interim Financial Statements) including these companies' wholly owned and majority owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the amended Annual Report on Form 10-K/A of Reliant Energy (Reliant Energy Form 10-K/A) for the year ended December 31, 2001 which was filed with the Securities and Exchange Commission (SEC) on July 5, 2002, and the Quarterly Report on Form 10-Q of Reliant Energy for the quarter ended March 31, 2002 (First Quarter 10-Q).

RESTATEMENT

     Also as more fully described and previously reported in Note 1 to the Consolidated Financial Statements included in the Reliant Energy Form 10-K/A (Reliant Energy 10-K/A Notes), which note is incorporated by reference herein, on May 9, 2002, Reliant Resources, Inc. (Reliant Resources), an entity in which Reliant Energy owns approximately 83% of the outstanding common stock, determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Boards of Directors of Reliant Resources and Reliant Energy (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     The Company reports all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Company's revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.

     Based on Reliant Resources' review, Reliant Resources determined that it engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigations were consistent with the results of Reliant Resources' review. The round trip trades were for 20 million megawatt hours
(MWh) and 41 MWh of power for the three and six months ended June 30, 2001, respectively, and 46 billion cubic feet (Bcf) of natural gas for the three and six months ended June 30, 2001, respectively.

     These transactions, referred to above, collectively had the effect of increasing revenues, fuel and cost of gas sold expense and purchased power expense by $1.4 billion, $131 million and $1.3 billion, respectively, for the three months ended June 30, 2001 and by $2.6 billion, $131 million and $2.5 billion, respectively, for the six months ended June 30, 2001.

     In the course of Reliant Resources' review, Reliant Resources also identified and determined that it should record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $17 million and $19 million for the three and six months ended June 30, 2001, respectively. These transactions were originally recorded on a gross basis.

     In addition, during the May 2001 through September 2001 time frame, Reliant Resources entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed with the same counterparty. The contracts in each structure were offsetting in the aggregate in terms of physical attributes. The transactions that settled during the three and six months ended June 30, 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $323 million of revenues, $161 million in fuel and cost of gas sold and $162 million of purchased power expense being recognized in each period. Having further reviewed the transactions, Reliant Resources now believes these transactions should have been accounted for on a net basis.

     The consolidated financial statements for the three and six months ended June 30, 2001 have been restated from amounts previously reported to reflect the transactions described above on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement are as follows for the three and six months ended June 30, 2001: (Note - Those line items for which no change in amounts are shown were not affected by the restatement.)


                                                                        THREE MONTHS ENDED JUNE 30, 2001
                                                                    ----------------------------------------
                                                                    AS RESTATED    AS PREVIOUSLY REPORTED(1)
                                                                    -----------    -------------------------
                                                                                (IN MILLIONS)
Revenues ...................................................        $     10,292         $     12,014
Expenses:
     Fuel and cost of gas sold .............................               5,022                5,328
     Purchased power .......................................               3,661                5,077
     Other expenses ........................................                 999                  999
                                                                    ------------         ------------
       Total ...............................................               9,682               11,404
                                                                    ------------         ------------
Operating Income ...........................................                 610                  610
Other Expense, net .........................................                (111)                (111)
Income Tax Expense .........................................                (183)                (183)
                                                                    ------------         ------------
Net Income Attributable to Common Stockholders .............        $        316         $        316
                                                                    ============         ============

                                                                         SIX MONTHS ENDED JUNE 30, 2001
                                                                    ----------------------------------------
                                                                    AS RESTATED    AS PREVIOUSLY REPORTED(1)
                                                                    -----------    -------------------------
                                                                            (IN MILLIONS)
Revenues ...................................................        $     22,369         $     25,324
Expenses:
     Fuel and cost of gas sold .............................              12,703               13,010
     Purchased power .......................................               6,536                9,184
     Other expenses ........................................               2,061                2,061
                                                                    ------------         ------------
       Total ...............................................              21,300               24,255
                                                                    ------------         ------------
Operating Income ...........................................               1,069                1,069
Other Expense, net .........................................                (261)                (261)
Income Tax Expense .........................................                (291)                (291)
                                                                    ------------         ------------
Income Before Cumulative Effect of Accounting Change .......                 517                  517
Cumulative Effect of Accounting Change, net of tax .........                  61                   61
                                                                    ------------         ------------
Net Income Attributable to Common Stockholders .............        $        578         $        578
                                                                    ============         ============

(1) In the fourth quarter 2001, the Company changed the classification of receipts of business interruption insurance claims from other non-operating income to operating revenues. Receipts of $4 million for both the three and six months ended June 30, 2001 have been reclassified to conform to this presentation. In addition, as previously reported amounts reflect the reclassification of the Company's remaining Latin America operations as a result of the adoption of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). For further discussion of the effect of adoption of SFAS No. 144 on the Company's financial statement, see
Note 2.

     The restatement did not impact earnings per share or the Statement of Consolidated Cash Flows for 2001.

     In addition to the round trip trades described above, Reliant Resources' review and the Audit Committees' investigation also considered other transactions executed on the same day at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of Reliant Resources' trading and marketing activities, were historically reported on a gross basis, and were not material.

     Also as more fully described in Note 1 to the Reliant Energy 10-K/A Notes, during the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of Statement of Financial Accounting Standards
(SFAS), "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), the deferred asset should have been recorded as a transition adjustment to other comprehensive income totaling $170 million. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). Reliant Resources previously did not give accounting recognition to these transactions. As a result, the Company restated its Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statement of Consolidated Stockholder's Equity and Comprehensive Income for the year ended December 31, 2001 in the Reliant Energy Form 10-K/A. The Company has restated its comprehensive income disclosure for the three and six months ended June 30, 2001 from amounts previously reported, to effect this transaction as described above. The restatement increased comprehensive income by $12 million from a total comprehensive income of $608 million, as previously reported, to $620 million, as restated, for the three months ended June 30, 2001 and decreased comprehensive income by $146 million (including the $170 million transition adjustment discussed above) from a total comprehensive income of $805 million, as previously reported, to $659 million, as restated, for the six months ended June 30, 2001. The restatement had no impact on the Company's reported consolidated cash flows, operating income or net income.

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

     The following notes to the consolidated financial statements in the Reliant Energy Form 10-K/A relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Reliant Energy 10-K/A Notes: Note 2(e) (Long-Lived Assets and Intangibles),
     Note 2(f) (Regulatory Assets and Liabilities), Note 3 (Business Acquisitions), Note 4 (Regulatory Matters), Note 5 (Derivative Financial Instruments), Note 8 (Indexed Debt Securities (ACES and ZENS) and AOL Time Warner Securities), Note 14 (Commitments and Contingencies), Note 21 (Bankruptcy of Enron Corp. and its Affiliates) and Note 22 (Subsequent Events).

     For information regarding certain legal, tax and regulatory proceedings and environmental matters, see Note 13.

RESTRUCTURING

     Reliant Energy is in the process of separating its regulated and unregulated businesses into two publicly traded companies that will be independent of each other: CenterPoint Energy, Inc. (CenterPoint Energy) and Reliant Resources. In December 2000, Reliant Energy transferred a significant portion of its unregulated businesses to Reliant Resources, which, at the time, was a wholly owned subsidiary of Reliant Energy. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, Reliant Energy's shareholders approved an agreement and plan of merger by which, subject to regulatory approvals, the following will occur (which is referred to herein as the Restructuring):

     o CenterPoint Energy will become the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, the Company plans, subject to further corporate approvals, market and other conditions, to complete the separation of its regulated and unregulated businesses by distributing the shares of common stock of

Reliant Resources that the Company owns to the Company's shareholders (which is referred to herein as the Distribution). The Company currently expects to complete the Restructuring by August 31, 2002 and the Distribution early in the fall of 2002. However, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. From the consummation of the Restructuring until the Distribution, the Company expects that CenterPoint Energy will do business under the name Reliant Energy, Incorporated and that CenterPoint Energy's common stock will trade under the symbol "REI".

     On July 5, 2002, Reliant Energy received an order from the Securities and Exchange Commission (SEC) approving Reliant Energy's restructuring plan and the Distribution under the Public Utility Holding Company Act of 1935 (1935 Act). On July 31, 2002, Reliant Energy received a private letter ruling from the Internal Revenue Service which confirms that the Distribution will be tax-free to Reliant Energy and its shareholders.

     Contemporaneous with the Restructuring, CenterPoint Energy expects to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act. The 1935 Act directs the SEC to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

     In connection with the Restructuring, in order to enable CenterPoint Energy ultimately to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act, Reliant Energy is seeking authority to divide the gas distribution businesses conducted by Reliant Energy Resources Corp.'s (RERC Corp.) three unincorporated gas distribution divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco, among three separate entities. The entity that will hold the Reliant Energy Entex assets will also hold ownership of Reliant Energy Resources' natural gas pipelines and gathering business. Reliant Energy has obtained approval of these transactions from the public service commissions of Minnesota, Louisiana, Mississippi, Oklahoma and Arkansas. Although the Company expects that this business restructuring of RERC Corp. can be completed, the Company can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from registration under the 1935 Act. For further information on the RERC Corp. restructuring, see "Our Business --RERC Corp. Restructuring" in Item 1 of the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

RETAIL ELECTRIC DEREGULATION

     During 2001, the Electric Operations business segment reflected the regulated electric utility business, including generation, transmission and distribution, and retail electric sales. As of January 1, 2002, with the opening of the Texas market to full retail electric competition, generation and retail sales were deregulated. Retail electric sales involve the sale of electricity and related services to end users of electricity and were included as part of the bundled regulated electric utility business prior to 2002. Retail electric sales are now reported as the Retail Energy business segment of Reliant Resources. Although the Company's retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in January 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment.

     Beginning in 2002, Reliant Energy is reporting two new business segments for what was the former Electric Operations business segment:

     o    Electric Transmission and Distribution; and

     o    Electric Generation.

     The previously regulated generation operations in Texas are being reported in the new Electric Generation business segment and will be called Texas Genco after the Restructuring. The transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment, which also includes all revenues and the effects from generation-related regulatory assets recoverable by the regulated utility, including the Excess Cost Over Market (ECOM) true-up component of stranded costs. For additional information regarding regulatory matters affecting the Company's electric segments, see Note 4 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, and Note 3 below.

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

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in additional future dispositions being reported as discontinued operations than was previously permitted. The Company adopted SFAS No. 144 on January 1, 2002. As a result of the adoption of SFAS No. 144, the Company's remaining Latin America operations have been presented on a gross basis in the consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company will apply this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for cost associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     See Note 4 for a discussion of the Company's adoption of SFAS No. 133, on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 for a discussion of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

     In June 2002, the EITF reached a consensus on EITF No. 02-03 that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy-trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy-trading contract, is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. During the six months ended June 30, 2002, the Company recorded $46 million of fair value at the contract inception related to trading and marketing activities. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. The Company currently reports all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Beginning with the quarter ended September 30, 2002, the Company will report all energy trading and marketing activities on a net basis in the Statements of Consolidated Income pursuant to EITF No. 02-03. Although the Company is in the process of determining the effect of the adoption of EITF No. 02-03 on its Statements of Consolidated Income, the Company expects the adoption will result in a substantial reduction in operating revenues, fuel and cost of gas sold, and purchased power.

(3)  REGULATORY MATTERS

(a)  Excess Cost Over Market (ECOM) True-Up.

     Reliant Energy's Electric Generation business segment auctions entitlements to all of its installed electric generation capacity. In September, October and December 2001, and March and July 2002, it conducted auctions, as required by the Public Utility Commission of Texas (Texas Utility Commission) and its Master Separation Agreement with Reliant Resources.

     Excluding reserves for planned and forced outages and certain entitlements which failed to sell during the auctions, the Company's Texas generation business has sold through these auctions entitlements to all of its capacity through 2002 and 12% of its capacity for 2003. In the contractually mandated auctions held so far, Reliant Resources has purchased 45% of the 2002 capacity sold by Reliant Energy and 51% of Reliant Energy's 2003 capacity sold in the auctions. These purchases have been made either through the exercise by Reliant Resources of its contractual rights to purchase 50% of the entitlements auctioned in the contractually mandated auctions or through the submission of bids in the auctions. Capacity entitlements which did not sell during the auctions will be sold on a short-term basis as conditions make such sales profitable to the Company.

     The capacity auctions were consummated at market-based prices that are substantially below the historical regulated return on the facilities in the Company's Texas generation business. The Texas electric restructuring law provides for the recovery in a "true-up" proceeding in 2004 (2004 True-Up Proceeding) of any difference between market power prices and the earlier estimates of those market prices by the Texas Utility Commission, using the prices received in the auctions required by the Texas Utility Commission as the measure of market prices. For the three months and six months ended June 30, 2002, respectively, Reliant Energy recorded approximately $170 million and $311 million in revenue related to the recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. For additional information regarding the capacity auctions and the related true-up proceeding, please read Note 4(a) to the Reliant Energy 10-K/A Notes.

(b)  Generation Asset Impairment Contingency.

     The Company evaluates the recoverability of its long-lived assets in accordance with SFAS No. 144. As of June 30, 2002, no impairment had been indicated in its Texas generation assets. The Company anticipates that future events, such as the trading price of the stock after the expected distribution to the Company's shareholders of up to 20% of the outstanding stock of the subsidiary that will conduct the Company's Texas generation operations, a change in the estimated holding period of the Texas generation assets, or a change in market demand for electricity, will require the Company to re-evaluate these assets for impairment between now and 2004. If an impairment is indicated, it could be material and may not be fully recoverable through the 2004 True-Up Proceeding.

     The Texas electric restructuring law provides for the Company to recover the regulatory book value of its Texas generating assets to the extent the regulatory book value exceeds the estimated market value. If the Texas generating assets are sold in the future, a loss on sale of these assets, or an impairment of the recorded recoverable electric generation plant mitigation regulatory asset, will occur to the extent the recorded book value of the Texas generating assets exceeds the regulatory book value. As of June 30, 2002, the recorded book value was $629 million in excess of the regulatory book value. This amount declines as the recorded book value is depreciated and increases by the amount of non-environmental capital expenditures. For further discussion of the difference between the regulatory book value and the recorded book value, see Note 4(a) to the Reliant Energy 10-K/A Notes.

(c)  Regulatory Assets Contingency.

     As of June 30, 2002, in contemplation of the 2004 True-up Proceeding, the Company's Electric Transmission and Distribution business segment has recorded a regulatory asset of $2.0 billion representing the estimated future recovery of previously incurred stranded costs, which includes $1.0 billion of previously recorded accelerated depreciation (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover the Company's investment in generation assets) plus redirected depreciation, both reversed in 2001. Offsetting this regulatory asset is the $1.0 billion regulatory liability to refund the excess mitigation to ratepayers. This estimated recovery is based upon current projections of the market value of the Company's Texas generation assets to be covered by the 2004 True-up Proceeding calculations. These projections depend on many assumptions which may not occur, for example, the construction of additional generating units in Texas. The regulatory liability reflects a current refund obligation arising from prior mitigation of stranded costs deemed excessive by the Texas Utility Commission. The Company's Electric Transmission and Distribution business segment began refunding excess mitigation credits with the January 2002 unbundled bills, these credits to be refunded over a seven year period. Because accounting principles generally accepted in the United States of America require the Company to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 True-Up Proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(d)  Fuel Reconciliation Contingency.

     Reliant Energy filed its final fuel reconciliation proceeding with the Texas Utility Commission on July 1, 2002. Although previous fuel reconciliation proceedings have generally covered three year periods, this filing covers $8.6 billion in fuel expense and interest incurred between August 1, 1997 and January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance as of July 31, 1997. During this period of time, Reliant Energy collected $8.5 billion in fuel revenues. This results in an undercollection, including interest, of $144 million as of June 30, 2002. Current substantive rules require that the Texas Utility Commission rule on this case by March 1, 2003. A procedural schedule has been set with a hearing scheduled to begin November 19, 2002. Under the Texas electric restructuring law, the final fuel balance found to be reasonable by the Texas Utility Commission will be reflected in the 2004 true-up proceeding.

(e)  Arkla Rate Case.

     In November 2001, Reliant Energy Arkla filed a rate request in Arkansas seeking rates to yield approximately $47 million in additional annual revenue. On August 9, 2002, a settlement was approved by the Arkansas Public Service Commission (APSC) which will result in an increase in base rates of approximately $32 million annually. In addition, the APSC approved a gas main replacement surcharge which is expected to provide $2 million of additional revenue in 2003 and additional amounts in subsequent years. The settlement provides for a new residential rate design which increases the monthly customer charge. The new rates are expected to be effective September 21, 2002.

(f)  Oklahoma Rate Case.

     In May 2002, Reliant Energy Arkla filed a rate change request for an increase in rates that would yield approximately $13.7 million annually in Oklahoma. A decision on this request is expected from the Oklahoma Corporation Commission no later than early 2003.

(g)  City of Tyler, Texas Hearing on Gas Costs.

     By letter to Reliant Energy Entex dated July 31, 2002, the City of Tyler, Texas expressed "serious concerns" regarding amounts that Entex has paid for gas purchased for resale to residential and small commercial customers in that city under supply agreements in effect since 1992. Entex's gas costs for its Tyler system are recovered from customers pursuant to tariffs approved by the city and filed with both the city and the Railroad Commission of Texas. In the July 31 letter, the city forwarded various computations of what it believes to be excessive costs ranging from approximately $2.8 million to $39.2 million. The City has called a hearing for September 25, 2002 to consider these issues. The Company believes (i) that all gas costs for Entex's Tyler distribution system have been properly included and recovered from customers pursuant to Entex's filed tariffs (ii) that the City has no legal or factual support for the statements made in its letter and (iii) that the city has no authority to require or demand refunds of any amounts Entex has charged its customers in the City of Tyler.

(4)  DERIVATIVE FINANCIAL INSTRUMENTS

     Adoption of SFAS No. 133 on January 1, 2001 resulted in an after-tax increase in net income of $61 million and a cumulative after-tax increase in accumulated other comprehensive loss of $422 million. For additional information regarding the adoption of SFAS No. 133 and the Company's accounting policies for derivative financial instruments, see Note 5 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference.

     The application of SFAS No. 133 is still evolving as the FASB clears issues submitted for consideration. During the second quarter of 2001, an issue that applies exclusively to the electric industry and allows the normal purchases and normal sales exception for option-type contracts if certain criteria are met was approved by the FASB with an effective date of July 1, 2001. The adoption of this cleared guidance had no impact on the Company's results of operations. Certain criteria of this issue were revised in October and December 2001 and became effective on April 1, 2002. The adoption of the revised guidance did not impact the Company's consolidated financial statements.

     During the third quarter of 2001, the FASB cleared an issue related to application of the normal purchases and normal sales exception to contracts that combine forward and purchased option contracts. The effective date of this guidance was April 1, 2002, and the effect of adoption of this guidance did not impact the Company's consolidated financial statements.

     Cash Flow Hedges. During the six months ended June 30, 2002, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was a $12 million gain. During the six months ended June 30, 2001, the amount of hedge ineffectiveness recognized in earnings from derivatives that are designated and qualify as cash flow hedges was immaterial. No component of the derivative instruments' gain or loss was excluded from this assessment of effectiveness. During the six months ended June 30, 2002, a $1.1 million deferred loss was recognized in earnings as a result of the discontinuance of cash flow hedges because it was no longer probable that the forecasted transaction would occur. As of June 30, 2002, the Company expects $31 million in accumulated other comprehensive income to be reclassified into net income during the next twelve months.

     Interest Rate Swaps. As of June 30, 2002, the Company had outstanding interest rate swaps with an aggregate notional amount of $2.0 billion to fix the interest rate applicable to floating rate short-term debt and floating rate long-term debt. Of these swaps, $0.8 billion relating to short-term debt do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. The remaining $1.2 billion in swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreements. The Company has also entered into forward-starting interest rate swaps having an aggregate notional amount of $2.0 billion to hedge the interest rate on future offerings of long-term fixed-rate notes. These swaps qualify as cash flow hedges under SFAS No. 133. On May 9, 2002, the Company liquidated $500 million of the forward starting interest rate swaps that were entered into in January 2002. The liquidation of these swaps resulted in a loss of $3 million, which was recorded in other comprehensive income and will be amortized into interest expense in the same period during which the forecasted interest payment affects earnings. Should the forecasted interest payments no longer be probable, any remaining deferred amount will be recognized immediately as an expense. In the second quarter of 2002, an expense of $1.7 million was recorded as a result of changing the start date on $1.0 billion of forward starting swaps from June 2002 to September 2002. The maximum length of time the Company is hedging its exposure to the payment of variable interest rates is 8 years.

     Hedge of Net Investment in Foreign Subsidiaries. The Company has substantially hedged its net investment in its European subsidiaries to reduce the Company's exposure to changes in foreign exchange rates through a combination of Euro-denominated borrowings, foreign currency swaps and foreign currency option contracts. During the six months ended June 30, 2002, the derivative and non-derivative instruments designated as hedging the net investment in the Company's European subsidiaries resulted in a loss of $16 million, which is included in the balance of the cumulative translation adjustment in accumulated other comprehensive income.

     Other Derivatives. In December 2000, the Dutch parliament adopted legislation allocating to the Dutch generation sector, including Reliant Energy Power Generation Benelux N.V. (REPGB), financial responsibility for various out-of-market contracts and other liabilities. The legislation became effective in all material respects on January 1, 2001. In particular, the legislation allocated to the Dutch generation sector, including REPGB, financial responsibility to purchase imported electricity and gas under certain long-term power contracts and a gas contract entered into by NEA B.V. (NEA), the regulated entity which formerly purchased and sold energy in the Netherlands.

     The Company accounts for the gas supply contract at fair value as a non-trading derivative pursuant to SFAS No. 133. Prior to amending the electricity import contracts in May 2002, the Company also accounted for the electricity import contracts at fair value as non-trading derivatives pursuant to SFAS No. 133. However, subsequent to amending the electricity import contracts, the Company began to account for the electricity contracts as a part of the Company's energy trading activities.

     As of December 31, 2001, the Company recorded a liability of $369 million for stranded cost gas and electric commitments in non-trading derivative liabilities. As of June 30, 2002, the Company recorded a liability of $155 million for the REPGB stranded cost gas supply contract in non-trading derivative liabilities. Pursuant to SFAS No.

133, during the three and six months ended June 30, 2002, the Company recognized a $3 million loss and net $16 million gain, respectively, recorded in fuel expense related to changes in the valuation of these non-trading derivative liabilities, excluding the effects of the gain related to amending the two power contracts as discussed in Note 13(e).

     For additional information regarding REPGB's obligations under these out-of-market contracts and the related indemnification by former shareholders of these stranded costs during 2001, see Note 14(h) to the Reliant Energy 10-K/A Notes.

     During the May 2001 through September 2001 time frame, Reliant Resources entered into two structured transactions which were recorded on the balance sheet in non-trading derivative assets and liabilities involving a series of forward contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003. The change in fair value of these derivative assets and liabilities must be recorded in the Statement of Income for each reporting period. As of December 31, 2001, the Company has recognized $221 million of non-trading derivative assets and $103 million of non-trading derivative liabilities related to these transactions. During the three and six months ended June 30, 2002, $26 million and $50 million, respectively, of net non-trading derivative assets were settled related to these transactions, and a pre-tax unrealized gain of $1 million and $2 million, respectively, was recognized. As of June 30, 2002, the Company has recognized $163 million of non-trading derivative assets and $93 million of non-trading derivative liabilities related to these transactions.

(5)  ACQUISITION OF ORION POWER HOLDINGS, INC.

     In February 2002, Reliant Resources acquired all of the outstanding shares of common stock of Orion Power Holdings, Inc. (Orion Power) for $26.80 per share in cash for an aggregate purchase price of $2.9 billion. Reliant Resources funded the Orion Power acquisition with a $2.9 billion credit facility and $41 million of cash on hand. As a result of the acquisition, Reliant Resources' consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations. As of February 19, 2002, Orion Power's debt obligations were $2.4 billion ($2.1 billion net of restricted cash pursuant to debt covenants). Orion Power is an electric power generating company formed in March 1998 to acquire, develop, own and operate power-generating facilities in certain deregulated wholesale markets throughout North America. As of February 19, 2002, Orion Power had 81 power plants with a total generating capacity of 5,644 MW and two development projects with an additional 804 MW of capacity under construction. As of June 30, 2002, both projects under construction had reached commercial operation.

     The Company accounted for the acquisition as a purchase with assets and liabilities of Orion Power reflected at their estimated fair values. The Company's fair value adjustments included adjustments in property, plant and equipment, contracts, severance liabilities, debt, unrecognized pension and postretirement benefits liabilities and related deferred taxes. The Company expects to finalize these fair value adjustments no later than February 2003, based on valuations of property, plant and equipment, intangible assets and other assets and obligations.

     The Company's results of operations include the results of Orion Power only for the period beginning February 19, 2002. The following table presents selected financial information and unaudited pro forma information for the three months ended June 30, 2001 and six months ended June 30, 2001 and 2002, as if the acquisition had occurred on January 1, 2001 and 2002, as applicable.

                                                                                     THREE MONTHS ENDED
                                                                                        JUNE 30, 2001
                                                                                -----------------------------
                                                                                  ACTUAL          PRO FORMA
                                                                                ------------     ------------
                                                                                    (IN MILLIONS, EXCEPT
                                                                                      PER SHARE AMOUNTS)
Revenues ..................................................................     $     10,292     $     10,598
Income before cumulative effect of accounting change ......................              316              324
Net income attributable to common stockholders ............................              316              324

Basic earnings per share before cumulative effect of accounting change ....     $       1.09     $       1.12
Basic earnings per share ..................................................             1.09             1.12
Diluted earnings per share before cumulative effect of accounting change ..             1.08             1.11
Diluted earnings per share ................................................             1.08             1.11

                                                                      SIX MONTHS ENDED                  SIX MONTHS ENDED
                                                                        JUNE 30, 2001                     JUNE 30, 2002
                                                                 -----------------------------     -----------------------------
                                                                   ACTUAL          PRO FORMA         ACTUAL           PRO FORMA
                                                                 ------------     ------------     ------------     ------------
                                                                             (IN MILLIONS, EXCEPT PER SHARE AMOUNTS)

Revenues ...................................................     $     22,369     $     22,951     $     18,434     $     18,557
Income before cumulative effect of accounting
  change ...................................................              517              528              461              413
Net income attributable to common stockholders .............              578              589              461              413

Basic earnings per share before cumulative effect
  of accounting change .....................................     $       1.79     $       1.83     $       1.55     $       1.39
Basic earnings per share ...................................             2.01             2.04             1.55             1.39
Diluted earnings per share before cumulative
  effect of accounting change ..............................             1.78             1.81             1.55             1.39
Diluted earnings per share .................................             1.99             2.02             1.55             1.39

     These unaudited pro forma results, based on assumptions deemed appropriate by the Company's management, have been prepared for informational purposes only and are not necessarily indicative of the amounts that would have resulted if the acquisition of Orion Power had occurred on January 1, 2001 and 2002, as applicable. Purchase-related adjustments to the results of operations include the effects on depreciation and amortization, interest expense, interest income and income taxes. The unaudited pro forma condensed consolidated financial statements reflect the acquisition of Orion Power in accordance with SFAS No. 141 and SFAS No. 142. For additional information regarding the Company's adoption of SFAS No. 141 and SFAS No. 142, see Notes 2 and 6.

(6)  GOODWILL AND INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. The Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001 on January 1, 2002.

     With the adoption of SFAS No. 142, the Company ceased amortization of goodwill as of January 1, 2002. A reconciliation of previously reported net income and earnings per share to the amounts adjusted for the exclusion of goodwill amortization follows:

                                                THREE MONTHS ENDED JUNE 30,
                                                ---------------------------
                                                  2001              2002
                                                ---------         ---------
                                               (IN MILLIONS, EXCEPT PER SHARE)
Reported net income .........................   $     316         $     236
Add: Goodwill amortization, net of tax ......          21                --
                                                ---------         ---------
Adjusted net income .........................   $     337         $     236
                                                =========         =========

Basic Earnings Per Share:
Reported net income .........................   $    1.09         $    0.79
Add: Goodwill amortization, net of tax ......        0.07                --
                                                ---------         ---------
Adjusted basic earnings .....................   $    1.16         $    0.79
                                                =========         =========

Diluted Earnings Per Share:
Reported net income .........................   $    1.08         $    0.79
Add: Goodwill amortization, net of tax ......        0.07                --
                                                ---------         ---------
Adjusted diluted earnings ...................   $    1.15         $    0.79
                                                =========         =========

                                                      SIX MONTHS ENDED JUNE 30,
                                                      ------------------------
                                                        2001            2002
                                                      ---------      ---------
                                                   (IN MILLIONS, EXCEPT PER SHARE)
Reported net income ..............................    $     578      $     461
Add: Goodwill amortization, net of tax ...........           42             --
                                                      ---------      ---------
Adjusted net income ..............................    $     620      $     461
                                                      =========      =========

Basic Earnings Per Share:
Reported net income ..............................    $    2.01      $    1.55
Add: Goodwill amortization, net of tax ...........         0.15             --
                                                      ---------      ---------
Adjusted basic earnings ..........................    $    2.16      $    1.55
                                                      =========      =========

Diluted Earnings Per Share:
Reported net income ..............................    $    1.99      $    1.55
Add: Goodwill amortization, net of tax ...........         0.14             --
                                                      ---------      ---------
Adjusted diluted earnings ........................    $    2.13      $    1.55
                                                      =========      =========

     The components of the Company's other intangible assets consist of the following:

                                                       DECEMBER 31, 2001               JUNE 30, 2002
                                                  ---------------------------    --------------------------
                                                   CARRYING       ACCUMULATED     CARRYING     ACCUMULATED
                                                    AMOUNT       AMORTIZATION      AMOUNT      AMORTIZATION
                                                  ----------     ------------    ----------    ------------
                                                                          (IN MILLIONS)
Air Emission Regulatory Allowances ..........     $      255     $      (78)     $      268     $      (82)
Water Rights ................................             68             (4)             68             (5)
Other Power Generation Site Permits .........             77             (3)             77             (5)
Contractual Rights ..........................             --             --              91             (7)
Land Use Rights .............................             59            (11)             59            (11)
Other .......................................             16             (1)             20             (4)
                                                  ----------     ----------      ----------     ----------
    Total ...................................     $      475     $      (97)     $      583     $     (114)
                                                  ==========     ==========      ==========     ==========

     The Company recognizes specifically identifiable intangibles, including air emissions regulatory allowances and water and land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of June 30, 2002. The Company amortizes air emissions regulatory allowances primarily on a units-of-production basis as utilized. The Company amortizes other acquired intangibles, excluding contractual rights, on a straight-line basis over the lesser of their contractual or estimated useful lives.

     In connection with the acquisition of Orion Power, Reliant Resources recorded the fair value of certain fuel and power contracts acquired. Reliant Resources estimated the fair value of the contracts using forward pricing curves over the life of each contract. Those contracts for which net fair value exceeded book value at the date of acquisition were recorded to intangible assets (Contractual Rights) and those contracts for which net fair value was below book value at the date of acquisition (Contractual Obligations) were recorded to other current and long-term liabilities in the Consolidated Balance Sheet.

     Contractual Rights and Contractual Obligations are amortized to fuel expense and revenues, as applicable, on the pattern in which the economic effects are estimated to be realized over the contractual lives. Amortization in future periods will be disclosed as the purchase price allocation is finalized.

     Amortization expense for other intangibles, excluding Contractual Rights, for the three months ended June 30, 2001 and 2002 was $7 million and $4 million, respectively. Amortization expense for other intangibles, excluding Contractual Rights, for the six months ended June 30, 2001 and 2002 was $31 million and $9 million, respectively. Reliant Resources amortized $7 million of Contractual Rights and $10 million of Contractual Obligations during both the three and six months ended June 30, 2002. Estimated amortization expense, excluding Contractual Rights, for the remainder of 2002 and the five succeeding fiscal years is as follows (in millions):

2002........................................     $       8
2003........................................            15
2004........................................            16
2005........................................            16
2006........................................            15
2007........................................            15
                                                 ---------
  Total.....................................     $      85
                                                 =========


     Changes in the carrying amount of goodwill for the six months ended June 30, 2002, by reportable business segment, are as follows:

                                                     GOODWILL
                                                     ACQUIRED         FOREIGN
                                      AS OF         DURING THE       CURRENCY                            AS OF
                                 JANUARY 1, 2002      PERIOD      EXCHANGE IMPACT       OTHER        JUNE 30, 2002
                                 ---------------    -----------   ---------------    -----------     -------------
                                                                   (IN MILLIONS)
Natural Gas Distribution.......    $     1,085      $        --     $        --      $        --      $     1,085
Pipelines and Gathering........            601               --              --               --              601
Wholesale Energy...............            184            1,411              --                1            1,596
European Energy................            675               --              81               --              756
Retail Energy..................             32               --              --               --               32
Other Operations...............             54               --              --               --               54
                                   -----------      -----------     -----------      -----------      -----------
  Total........................    $     2,631      $     1,411     $        81      $         1      $     4,124
                                   ===========      ===========     ===========      ===========      ===========

     The Company is in the process of determining further effects of adoption of SFAS No. 142 on its consolidated financial statements, including the review of goodwill for impairment. The Company has completed its review pursuant to SFAS No. 142 for its reporting units in the Natural Gas Distribution and Pipelines and Gathering business segments. No impairment was indicated as a result of this assessment. Reliant Resources has not completed their review pursuant to SFAS No. 142 for their reporting units. Reliant Resources has completed, the first step of the goodwill impairment test, used to identify potential impairments, which compares the fair value of a reporting unit with its carrying amount, including goodwill. Based on the first step of the goodwill impairment test, Reliant Resources' European Energy business segment's goodwill is impaired by approximately $250 million. Reliant Resources believes that its final impairment loss will approximate the impairment loss indicated in the first step of the goodwill impairment. Reliant Resources has retained an outside valuation firm to assist in their review and will finalize their review of goodwill of the European Energy business segment during 2002. The impairment loss resulting from the transitional impairment test will be recorded retroactively as a cumulative effect of a change in accounting principle for the quarter ended March 31, 2002. Based on the first step of the goodwill impairment test, no other Reliant Resources' reporting units' goodwill was impaired.

(7)  COMPREHENSIVE INCOME

     The following table summarizes the components of total comprehensive income:

                                                            FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                     JUNE 30,                         JUNE 30,
                                                            --------------------------      --------------------------
                                                               2001            2002           2001             2002
                                                            ----------      ----------      ----------      ----------
                                                                               (IN MILLIONS)
Net income attributable to common stockholders ........     $      316      $      236      $      578      $      461
Other comprehensive income:
  Foreign currency translation adjustments ............              5             114               5             102
  Additional minimum non-qualified pension liability
    adjustment ........................................              3              --               1              --
  Cumulative effect of adoption of SFAS No. 133 .......             --              --            (422)             --
  Net deferred gains (losses) from cash flow hedges ...            202             (25)            377             175
  Reclassification of deferred loss (gain) from cash
    flow hedges realized in net income ................             88             (11)            107             (26)
  Unrealized gain (loss) on available-for-sale
    securities ........................................              6              --              13              (1)
                                                            ----------      ----------      ----------      ----------
Other comprehensive income ............................            304              78              81             250
                                                            ----------      ----------      ----------      ----------

Comprehensive income ..................................     $      620      $      314      $      659      $      711
                                                            ==========      ==========      ==========      ==========

     Included in "Reclassification of deferred loss (gain) from cash flow hedges realized in net income" above for the six months ended June 30, 2001 and 2002 is $12 million of amortization for both the three months ended March 31, 2001 and 2002 related to the amortization of the transition adjustment arising from the termination and replacement of two power generation swap contracts referred to in Note 1. Included in "Cumulative effect of adoption of SFAS No. 133" above for the six months ended June 30, 2001 is a $170 million transition adjustment referred to in Note 1. Such amounts have not been previously reported in the Company's comprehensive income disclosure for the three months ended March 31, 2001 and 2002.

(8)  SHORT-TERM BORROWINGS

Reliant Energy (to become CenterPoint Energy subsequent to the Restructuring), excluding Reliant Resources

     Credit Facilities. As of June 30, 2002, Reliant Energy (excluding Reliant Resources) had credit facilities, including facilities of Houston Industries FinanceCo LP (FinanceCo) and RERC Corp., that provided for an aggregate of $5.2 billion in committed credit. As of June 30, 2002, $4.5 billion was outstanding under these facilities including $1.0 billion of commercial paper supported by the facilities, borrowings of $3.5 billion and letters of credit of $2.5 million.

     The following table summarizes amounts available under these credit facilities at June 30, 2002 and commitments expiring in 2002 (in millions):

                                                                 AMOUNT OF
                                         TOTAL       UNUSED     COMMITMENTS
                                       COMMITTED    AMOUNT AT    EXPIRING
BORROWER             TYPE OF FACILITY   CREDIT       6/30/02      IN 2002
---------            ----------------  ---------    ---------   -----------
Reliant Energy...    Revolver           $   400      $    --     $   400
FinanceCo........    Revolvers            4,300          398       4,300
RERC Corp........    Revolver               350          347          --
RERC Corp........    Receivables            150            2         150
                                        -------      -------     -------
   Total.........                       $ 5,200      $   747     $ 4,850
                                        =======      =======     =======

     In July 2002, the termination dates of the $400 million Reliant Energy facility and the $4.3 billion of FinanceCo facilities were extended to October 10, 2002. The termination date of each of these facilities may be changed from October 10, 2002 to September 10, 2002 upon direction prior to September 5, 2002 from banks with aggregate commitments of at least 51% of the total amount of the particular facility.

     Reliant Energy expects to replace up to $4.7 billion of existing credit facilities of Reliant Energy and FinanceCo which expire on October 10, 2002 with new 364-day facilities. Facilities aggregating $4.7 billion are expected to be sufficient to meet Reliant Energy's short-term liquidity needs. Proceeds from an expected debt issuance in the capital markets will be used to retire a portion of Reliant Energy's short-term debt, and the amount of credit facilities needed for liquidity purposes may be reduced in the event such proceeds are received. The terms of any new credit facilities are expected to be adversely affected by the leverage of Reliant Energy, the amount of bank capacity utilized by Reliant Energy and its subsidiaries, any delay in the date of Restructuring and Distribution, any reduction or withdrawal of one or more of Reliant Energy's credit ratings, conditions in the bank market and factors affecting Reliant Energy's industry. These same factors are expected to make the syndication of new credit facilities more difficult. If Reliant Energy is unable to replace its existing credit facilities on terms that are acceptable to it, Reliant Energy's financial condition and future results of operations could be materially adversely affected.

     Pursuant to the terms of the existing agreements (but subject to certain conditions precedent which Reliant Energy anticipates will be met) the revolving credit agreements aggregating $4.3 billion of FinanceCo will terminate and CenterPoint Energy revolving credit facilities of the same amount and with the same termination dates will become effective on the date of Restructuring. There is a ratings-related condition precedent to the conversion from the existing FinanceCo bank credit facilities to facilities under which CenterPoint Energy will become the obligor. The condition precedent requires that CenterPoint Energy's senior long-term debt be rated at least BBB by Standard & Poors Ratings Group (S&P) and Baa2 by Moody's Investors Service, Inc. (Moody's) at the time of Restructuring. Indicative ratings on such debt are BBB from S&P and Baa2 from Moody's. Reliant Energy believes that it could obtain a waiver of this condition, if necessary. However, if Reliant Energy was unable to obtain such a waiver, the facilities would remain obligations of FinanceCo until the earlier of 90 days after the date of Restructuring or the expiration of the facilities in October 2002, subject to compliance with applicable covenants. See Note
15(d) for a discussion of Reliant Energy's credit ratings.

     The $150 million RERC Corp. receivables facility was scheduled to expire on August 14, 2002. RERC Corp. has extended the facility to October 31, 2002, during which time RERC Corp. expects to negotiate a new receivables facility with the financial institution that provides the current facility. The $350 million RERC Corp. revolving credit facility expires March 31, 2003. The borrowing capacity provided by this revolving credit facility is expected to be replaced with one or more credit facilities in 2003.

     The revolving credit facilities contain various business and financial covenants requiring Reliant Energy to, among other things, maintain leverage (as defined in the credit facilities) below specified ratios. Reliant Energy is in compliance with the covenants under all of these credit agreements. In order to obtain additional borrowings under the revolving credit facilities, Reliant Energy must generally represent that there has been no material adverse change in its ability to perform its obligations under the agreement. Reliant Energy is currently able to make such representations.

     In July 2002, as part of the terms of the extension discussed above, $1.875 billion of FinanceCo's revolving credit agreements was converted to a term loan. Following this conversion, the revolving credit facilities aggregate $3.2 billion and support a commercial paper program. The maximum amount of outstanding commercial paper of Reliant Energy, Finance Co., or RERC Corp. is limited to the amount of that issuer's aggregate revolving credit facilities less any direct loans or letters of credit obtained under its revolvers. Due to an inability to consistently satisfy all short-term borrowing needs by issuing commercial paper, short-term borrowing needs in the second quarter were met with a combination of commercial paper and bank loans. On July 8, 2002, all remaining commercial paper was repaid with proceeds from bank loans. The extent to which commercial paper will be issued in lieu of bank loans will depend on market conditions, the credit ratings of the commercial paper issuers and the terms of Reliant Energy's credit agreements.

Reliant Resources (unregulated businesses)

     Credit Facilities. As of June 30, 2002, Reliant Resources had $8.3 billion in committed credit facilities of which $1.2 billion remained unused. Credit facilities aggregating $5.4 billion were unsecured. As of June 30, 2002, letters of credit outstanding under these facilities aggregated $803 million. As of June 30, 2002, borrowings of $6.3 billion were outstanding under these facilities of which $602 million were classified as long-term debt, based upon the availability of committed credit facilities and management's intention to maintain these borrowings in excess of one year.

     The following table provides a summary of the amounts owed and amounts available as of June 30, 2002 under Reliant Resources' various credit facilities.

                                       TOTAL                                        EXPIRING  BY
                                    COMMITTED      DRAWN     LETTERS OF    UNUSED     JUNE 30,       EXPIRATION
                                      CREDIT       AMOUNT      CREDIT      AMOUNT       2003            DATE
                                    ---------    ---------   ----------  ---------  ------------    ------------
                                                             (IN MILLIONS)

RELIANT RESOURCES:
  Orion acquisition term loan.....  $   2,908    $   2,908   $      --   $      --    $   2,908     February 2003
  364-day revolver................        800           --          --         800          800     August 2002(1)
  Three-year revolver.............        800          400         386          14           --     August 2004
WHOLESALE ENERGY:
  Orion Power and Subsidiaries:
    Orion Power...................         75           43          24           8           75     December 2002
    Orion MidWest.................      1,063        1,028          15          20        1,063     October 2002
    Orion NY......................        532          502          10          20          532     December 2002
                                                                                                    October 2002 -
    Liberty Project...............        292          270          17           5            6     April 2026
  Reliant Energy Channelview LP:
    Equity bridge.................         92           92          --          --           92     November 2002
    Construction term loan and                                                                      October 2002 -
      working capital facility....        383          340          --          43            2(2)  July 2024
  REMA letter of credit facility..         81           --          81          --           --     August 2003
EUROPEAN ENERGY:
  Reliant Energy Capital Europe,
    Inc...........................        595          595          --          --          595     March 2003
  REPGB 364-day revolver..........        248          124          --         124          248     July 2002
  REPGB letter of credit facility.        420           --         270         150           --     July 2003
                                    ---------    ---------   ---------   ---------    ---------
Total ............................  $   8,289    $   6,302   $     803   $   1,184    $   6,321
                                    =========    =========   =========   =========    =========

----------

(1) Reliant Resources has given notice that it intends to exercise its option to convert this facility to a one-year loan with a maturity of August 22, 2003.

(2) Excludes $369 million of facilities expiring in November 2002 as borrowings under such facilities are convertible into a long-term loan.

     These facilities include a term loan facility entered into during the fourth quarter of 2001 and amended in January 2002 that provided for $2.9 billion in funding to finance the purchase of Orion Power. Interest rates on the borrowings under this facility are based on London inter-bank offered rate (LIBOR) plus a margin or a base rate. This facility was funded on February 19, 2002 for $2.9 billion. As of June 30, 2002, the weighted average interest rate on outstanding borrowings was 2.79%. This term loan must be repaid within one year from the date on which it was funded. For discussion of the acquisition of Orion Power, see Note 5.

     In addition to credit facilities, Reliant Resources had long-term debt totaling $529 million of which $411 million related to bonds issued by Orion Power.

     Refinancing Issues. As a result of several recent events, including the United States economic recession, the general common stock price decline of participants in Reliant Resources' industry sector, the general credit rating downgrades of the participants in Reliant Resources' industry sector, and Reliant Resources' credit rating downgrades and Reliant Resources' placement on review for future downgrades, the availability and cost of capital for Reliant Resources' business has been adversely affected. The credit environment may require Reliant Resources' future facilities to include terms that are more restrictive or burdensome or at higher borrowing rates than those of Reliant Resources' current facilities and that may require them to provide collateral as security. In addition, certain financial institutions may limit the amount of additional financings or discontinue providing financings to Reliant Resources. The terms of any new credit facilities may also be adversely affected by any delay in the date of the Distribution. In addition, any future reduction or withdrawal of one or more of Reliant Resources' credit ratings could have a material adverse impact on Reliant Resources' ability to access capital on acceptable terms, including the ability to refinance debt obligations as they mature.

     As of June 30, 2002, Reliant Resources had $6.3 billion of committed credit facilities which will expire by June 30, 2003 of which $2.8 billion will expire by December 31, 2002. Reliant Resources expects to extend or replace these facilities. In order to meet Reliant Resources' future needs, it may obtain financings that are secured by certain of Reliant

Resources' assets or the operations of Reliant Resources' subsidiaries. In addition to giving security, other terms, conditions, covenants or restrictions may be imposed as part of these financings that may adversely affect Reliant Resources. Providing collateral to obtain future financings or refinancings may adversely affect Reliant Resources' credit ratings thereby increasing the cost of Reliant Resources' debt. Although Reliant Resources expects to obtain future financings, there can be no assurance that Reliant Resources will be successful.

     Reliant Resources' $800 million unsecured 364-day revolving credit facility expires on August 22, 2002. The facility agreement allows Reliant Resources the option to borrow the entire amount and convert it, provided that there is no default on the conversion date, to a one-year term loan with a maturity of August 22, 2003. Reliant Resources has given notice that they intend to exercise this option.

     Reliant Resources is currently negotiating with the banks regarding the appropriate terms and conditions for an extension of the maturity of the $2.9 billion Orion acquisition term loan, which is scheduled to mature on February 19, 2003. Reliant Resources expects to complete this extension in the second half of 2002.

     Reliant Resources is also in negotiations with the lead arrangers for a refinancing of the facilities at Orion Power, Orion Power MidWest, LP (Orion MidWest) and Orion Power New York, LP (Orion NY), which are discussed below. Reliant Resources anticipates that the new financings will total approximately $1.3 billion and will be completed in September 2002. Similar to the existing Orion MidWest and Orion NY credit agreements, the refinancings for Orion MidWest and Orion NY will likely be secured by the assets of both Orion MidWest and Orion NY.

     Reliant Resources' refinancing plan contemplates the simultaneous refinancing of the $2.9 billion term loan, the $800 million 364-day revolving credit facility, the $800 million three-year revolving credit facility, and the Orion NY and Orion MidWest credit agreements.

     The Euro 600 million (approximately $595 million) term loan facility at Reliant Energy Capital Europe, Inc. matures on March 1, 2003. Preliminary work has commenced on the refinancing of this term loan facility. Reliant Resources plans to execute such refinancing during the fourth quarter of 2002 or first quarter of 2003.

     In May 2002, Reliant Resources established a $300 million commercial paper program which is supported by its existing credit facilities. Due to market conditions and Reliant Resources' current credit ratings, Reliant Resources' has not yet attempted to issue commercial paper. It is unlikely that Reliant Resources will be able to issue commercial paper in the near future.

     During July 2002, Reliant Resources, through a subsidiary, established a receivables facility to finance certain of Reliant Resources' Retail Energy business segment's receivables up to $250 million. For further discussion, see
Note 15(b).

     During July 2002, REPGB renewed its 364-day revolving credit facility through July 2003. The amount of the credit facility was reduced from Euro 250 million (approximately $248 million) to Euro 184 million (approximately $182 million). An option was added that permits REPGB to utilize up to Euro 100 million (approximately $99 million) of the facility for letters of credit. For further discussion, see Note 15(c).

     Orion Power's Debt Obligations. As a result of Reliant Resources' acquisition of Orion Power, Reliant Resources' consolidated net debt obligations also increased by the amount of Orion Power's net debt obligations, which are discussed below.

     New York Credit Agreement. As of June 30, 2002, Orion Power New York, LP (Orion NY), a wholly owned subsidiary of Orion Power, had a secured credit agreement (New York Credit Agreement), which includes a $502 million acquisition facility and a $30 million revolving working capital facility. As of June 30, 2002, Orion NY had $502 million of acquisition loans outstanding. As of June 30, 2002, there were no revolving loans outstanding. A total of $10 million in letters of credit were also outstanding under the New York Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The weighted average interest rate on outstanding borrowings as of June 30, 2002, was 3.61%. The credit agreement is secured by substantially all of the assets of Orion NY. The credit agreement expires in December 2002.

     MidWest Credit Agreement. As of June 30, 2002, Orion Power MidWest LP (Orion MidWest), a wholly owned subsidiary of Orion Power, had a secured credit agreement (MidWest Credit Agreement), which includes a $988 million acquisition facility and a $75 million revolving working capital facility. As of June 30, 2002, Orion MidWest had $988 million and $40 million of acquisition loans and revolving loans outstanding, respectively. A total of $15 million in letters of credit were also outstanding under the MidWest Credit Agreement. The loans bear interest at the borrower's option at (a) a base rate or (b) LIBOR plus a margin. The weighted average interest rate on outstanding borrowings as of June 30, 2002, was 3.88%. Borrowings under the MidWest Credit Agreement are secured by substantially all the assets of Orion MidWest. The credit agreement expires in October 2002.

     The New York Credit Agreement and the Midwest Credit Agreement (collectively, the Orion Credit Agreements) contain restrictive covenants that restrict the ability of Orion NY or Orion MidWest to, among other things, make dividend distributions unless Orion NY or Orion MidWest satisfy various conditions. As of June 30, 2002, restricted cash under the Orion Credit Agreements totaled $346 million.

     In connection with the Orion Power acquisition, the existing interest rate swaps for the Orion Credit Agreements were bifurcated into a debt component and a derivative component. The fair value of the debt component, approximately $31 million for the New York Credit Agreement and $59 million for the MidWest Credit Agreement, was based on Reliant Resources' incremental borrowing rates at the acquisition date for similar types of borrowing arrangements. The value of the debt component will be amortized to interest expense over the life of the interest rate swaps to which they relate. For the period from February 20, 2002 through June 30, 2002, $3 million and $7 million was amortized to interest expense for the New York Credit Agreement and MidWest Credit Agreement, respectively. See Note 4 for information regarding Reliant Resources' derivative financial instruments.

     The Orion Credit Agreements contain various business and financial covenants requiring Orion NY or Orion MidWest to, among other things, maintain a debt service coverage ratio of at least 1.5 to 1.0. Because it was anticipated that Orion MidWest would not meet this ratio for the quarter ended June 30, 2002, the MidWest Credit Agreement was amended to provide that Orion MidWest is not required to meet this ratio until the quarter ending September 30, 2002. Orion MidWest may not be able to meet this debt service coverage ratio for the quarter ending September 30, 2002. It is Reliant Resources' current intention to arrange for the repayment, refinancing or amendment of these facilities prior to September 30, 2002. If the MidWest Credit Agreement is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, Reliant Resources currently believes that it will be able to obtain such a waiver. However, Reliant Resources currently has no assurance that it will be able to obtain such a waiver or amendment from the lender group if required under the MidWest Credit Agreement. If the debt service coverage ratio is not met, and the MidWest Credit Agreement is not repaid, refinanced or amended or no waiver is obtained, the MidWest Credit Agreement would be in default and the lenders could demand payment of all outstanding amounts under the MidWest Credit Agreement.

     Liberty Credit Agreement. Liberty Electric Power, LLC (LEP) and Liberty Electric PA, LLC (Liberty), wholly owned subsidiaries of Orion Power, entered into a facility that provides for (a) a construction/term loan in an amount of up to $105 million; (b) an institutional term loan in an amount of up to $165 million; (c) a revolving working capital facility for an amount of up to $5 million; and (d) a debt service reserve letter of credit facility of $17.5 million (Liberty Credit Agreement).

     In May 2002, the construction loan was converted to a term loan. As of the conversion date, the term loan had an outstanding principal balance of $270 million, with $105 million having a final maturity in 2012 and the balance in 2026. On the conversion date, Reliant Resources made the required cash equity contribution of $30 million into Liberty, which was used to repay a like amount of equity bridge loans advanced by the lenders. A related $41 million letter of credit furnished by Orion Power as credit support was returned for cancellation. In addition, on the conversion date, a $17.5 million letter of credit was issued in satisfaction of Liberty's obligation to provide a debt service reserve fund. The project financing facility also provides for a $5 million working capital line of credit. The debt service reserve letter of credit facility and the working capital facility expire in May 2007.

     Amounts outstanding under the Liberty Credit Agreement bear interest at a floating rate for a portion of the facility, which may be either (a) a base rate or (b) LIBOR plus a margin, except for the institutional term loan which bears interest at a fixed rate. At June 30, 2002, the weighted average interest rate on the outstanding borrowings was 3.12% on the floating rate component and 9.02% on the fixed rate portion. As of June 30, 2002, Liberty had $105 million and $165 million of the floating rate and fixed rate portions of the facility outstanding, respectively. A total of $17.5 million in letters of credit were also outstanding under the Liberty Credit Agreement.

     The lenders under the Liberty Credit Agreement have a security interest in substantially all of the assets of Liberty. The Liberty Credit Agreement contains restrictive covenants that restrict Liberty's ability to, among other things, make dividend distributions unless Liberty satisfies various conditions. As of June 30, 2002, restricted cash under the Liberty Credit Agreement totaled $20 million.

     Senior Notes. Orion Power has outstanding $400 million aggregate principal amount of 12% senior notes due 2010 (Senior Notes). The Senior Notes are senior unsecured obligations of Orion Power. Orion Power is not required to make any mandatory redemption or sinking fund payments with respect to the Senior Notes. The Senior Notes are not guaranteed by any of Orion Power's subsidiaries. In connection with the Orion Power acquisition, Reliant Resources recorded the Senior Notes at estimated fair value of $479 million. The $79 million premium will be amortized against interest expense over the life of the Senior Notes. For the six months ended June 30, 2002, $2 million was amortized to interest expense for the Senior Notes. The fair value of the Senior Notes is based on Reliant Resources' current incremental borrowing rates for similar types of borrowing arrangements. The Senior Notes indenture contains covenants that include among others, restrictions on the payment of dividends by Orion Power.

     Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Senior Notes on March 21, 2002. The offer to repurchase expired on April 18, 2002. There were no acceptances of the offer to repurchase and the entire $400 million aggregate principal amount remains outstanding.

     Before May 1, 2003, Orion Power may redeem up to 35% of the Senior Notes issued under the indenture at a redemption price of 112% of the principal amount of the notes redeemed, plus accrued and unpaid interest and special interest, with the net cash proceeds of an equity offering provided that certain provisions under the indenture are met.

     Revolving Senior Credit Facility. Orion Power has an unsecured $75 million revolving senior credit facility that matures in December 2002. Amounts outstanding under the facility bear interest at a floating rate. As of June 30, 2002, there were $43 million of borrowings outstanding under this facility, and a total of $24 million in letters of credit were also outstanding. This credit facility contains various covenants that include, among others, restrictions on the payment of dividends by Orion Power. As of June 30, 2002, restricted cash under this revolving senior credit facility totaled $7 million.

     The senior credit facility of Orion Power contains various business and financial covenants that require Orion Power to, among other things, maintain a debt service coverage ratio of at least 1.4 to 1.0. Orion Power did not meet the debt service coverage ratio for the three months ended March 31, 2002 and June 30, 2002, as required. While the failure to meet such ratio for two consecutive fiscal quarters is a default under the senior credit facility, the senior credit facility was amended to provide that such failure will not be considered to be an event of default until September 30, 2002. It is Reliant Resources' current intention to arrange for the repayment, refinancing or amendment of this facility prior to September 30, 2002. If this facility is not repaid, refinanced or amended prior to that date, and if a waiver is required under this credit facility, Reliant Resources currently believes that it will be able to obtain such a waiver. However, Reliant Resources currently has no assurance that it will be able to obtain such a waiver or amendment from the lender groups if required under this credit facility. If the debt service coverage ratio is not met, and the senior credit facility is not repaid, refinanced or amended or no waiver is obtained, the senior credit facility would be in default and the lenders could demand payment of all outstanding amounts under the senior credit facility.

     Convertible Senior Notes. Orion Power had outstanding $200 million of aggregate principal amount of 4.5% convertible senior notes, due on June 1, 2008 (Convertible Senior Notes). Pursuant to certain change of control provisions, Orion Power commenced an offer to repurchase the Convertible Senior Notes on March 1, 2002, which expired on April 10, 2002. During the second quarter of 2002, Reliant Resources repurchased $189 million in principal amount under the offer to repurchase and $11 million aggregate principal amount of the Convertible Senior Notes remains outstanding.

(9)  EARNINGS PER SHARE

     The following table presents Reliant Energy's basic and diluted earnings per share (EPS) calculation:

                                                                   FOR THE THREE MONTHS ENDED     FOR THE SIX MONTHS ENDED
                                                                             JUNE 30,                     JUNE 30,
                                                                  ----------------------------  ----------------------------
                                                                       2001          2002            2001            2002
                                                                  -------------  -------------  -------------  -------------
                                                                                 (IN MILLIONS, EXCEPT SHARE AND
                                                                                        PER SHARE AMOUNTS)

Basic EPS Calculation:
  Income from continuing operations ............................  $         316  $         236  $         517  $         461
  Cumulative effect of accounting change, net of tax ...........             --             --             61             --
                                                                  -------------  -------------  -------------  -------------
  Net income attributable to common stockholders ...............  $         316  $         236  $         578  $         461
                                                                  =============  =============  =============  =============

Weighted average shares outstanding ............................    289,743,000    297,696,000    288,546,000    296,963,000
                                                                  =============  =============  =============  =============

Basic EPS:
  Income from continuing operations ............................  $        1.09  $        0.79  $        1.79  $        1.55
  Cumulative effect of accounting change, net of tax ...........             --             --           0.22             --
                                                                  -------------  -------------  -------------  -------------
  Net income attributable to common stockholders ...............  $        1.09  $        0.79  $        2.01  $        1.55
                                                                  =============  =============  =============  =============

Diluted EPS Calculation:
  Net income attributable to common stockholders ...............  $         316  $         236  $         578  $         461
  Plus: Income impact of assumed conversions:
    Interest on 6 1/4% convertible trust preferred securities ..             --             --             --             --
                                                                  -------------  -------------  -------------  -------------
  Total earnings effect assuming dilution ......................  $         316  $         236  $         578  $         461
                                                                  =============  =============  =============  =============

Weighted average shares outstanding ............................    289,743,000    297,696,000    288,546,000    296,963,000
  Plus: Incremental shares from assumed conversions (1):
    Stock options ..............................................      2,373,000         10,000      2,233,000        206,000
    Restricted stock ...........................................        607,000        752,000        607,000        752,000
    6 1/4% convertible trust preferred securities ..............         14,000         13,000         14,000         13,000
                                                                  -------------  -------------  -------------  -------------
  Weighted average shares assuming dilution ....................    292,737,000    298,471,000    291,400,000    297,934,000
                                                                  =============  =============  =============  =============

Diluted EPS:
  Income from continuing operations ............................  $        1.08  $        0.79  $        1.78  $        1.55
  Cumulative effect of accounting change, net of tax ...........             --             --           0.21             --
                                                                  -------------  -------------  -------------  -------------
  Net income attributable to common stockholders ...............  $        1.08  $        0.79  $        1.99  $        1.55
                                                                  =============  =============  =============  =============

----------

(1) For the three months ended June 30, 2001 and 2002, the computation of diluted EPS excludes 1,860,256 and 5,693,413 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $45.57 to $50.00 per share and $22.19 to $50.00 per share for the second quarter 2001 and 2002, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

     For the six months ended June 30, 2001 and 2002, the computation of diluted EPS excludes 1,978,698 and 5,597,490 purchase options, respectively, for shares of common stock that have exercise prices (ranging from $41.69 to $50.00 per share and $22.44 to $50.00 per share for the first six months of 2001 and 2002, respectively) greater than the per share average market price for the period and would thus be anti-dilutive if exercised.

(10) CAPITAL STOCK

     Common Stock. Reliant Energy has 700,000,000 authorized shares of common stock. At December 31, 2001, 302,943,709 shares of Reliant Energy common stock were issued and 295,873,820 shares of Reliant Energy common stock were outstanding. At June 30, 2002, 303,590,608 shares of Reliant Energy common stock were issued and 298,033,163 shares of Reliant Energy common stock were outstanding. Outstanding common shares exclude (a) shares pledged to secure a loan to Reliant Energy's Employee Stock Ownership Plan (7,069,889 and 5,557,279 at December 31, 2001 and June 30, 2002, respectively) and (b) treasury shares (-0- and 166 at December 31, 2001 and June 30, 2002, respectively). Reliant Energy declared dividends of $0.375 per share in the second quarter of 2001 and 2002 and $0.75 per share in the first six months of 2001 and 2002.

(11) TRUST PREFERRED SECURITIES

(a)  Reliant Energy.

     Statutory business trusts created by Reliant Energy have issued trust preferred securities, the terms of which, and the related series of junior subordinated debentures, are described below (in millions):

                           AGGREGATE LIQUIDATION
                                   AMOUNT
                          ------------------------                            MANDATORY
                          DECEMBER 31,    JUNE 30,    DISTRIBUTION RATE/   REDEMPTION DATE/        JUNIOR SUBORDINATED
         TRUST               2001           2002        INTEREST RATE       MATURITY DATE               DEBENTURES
---------------------     ------------   ---------    -----------------    ---------------     -------------------------
REI Trust I                $     375     $     375         7.20%             March 2048        7.20% Junior Subordinated
                                                                                               Debentures due 2048

HL&P Capital Trust I       $     250     $     250         8.125%            March 2046        8.125% Junior Subordinated
                                                                                               Deferrable Interest
                                                                                               Debentures Series A

HL&P Capital Trust II      $     100     $     100         8.257%            February 2037     8.257% Junior Subordinated
                                                                                               Deferrable Interest
                                                                                               Debentures Series B

     For additional information regarding the $625 million of preferred securities and the $100 million of capital securities, see Note 11 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference. The sole asset of each trust consists of junior subordinated debentures of Reliant Energy having interest rates and maturity dates that correspond to the distribution rates and the mandatory redemption dates for each series of preferred securities or capital securities, and the principal amounts corresponding to the common and preferred securities or capital securities issued by that trust.

(b)  RERC Corp.

     A statutory business trust created by RERC Corp. (RERC Trust) has issued convertible trust preferred securities, the terms of which, and the related series of convertible junior subordinated debentures, are described below (in millions):

                           AGGREGATE LIQUIDATION
                                   AMOUNT
                          ------------------------                            MANDATORY
                          DECEMBER 31,    JUNE 30,    DISTRIBUTION RATE/   REDEMPTION DATE/        JUNIOR SUBORDINATED
         TRUST               2001           2002        INTEREST RATE       MATURITY DATE               DEBENTURES
---------------------     ------------   ---------    -----------------    ---------------     -------------------------

RERC Trust                 $       1     $       1         6.25%               June 2026         6.25% Convertible Junior
                                                                                                 Subordinated Debentures
                                                                                                 due 2026

     For additional information regarding the convertible preferred securities, see Note 11 to the Reliant Energy 10-K/A Notes. The sole asset of the trust consists of convertible junior subordinated debentures of RERC Corp. having an interest rate and maturity date that correspond to the distribution rate and mandatory redemption date of the convertible preferred securities, and the principal amount corresponding to the common and convertible preferred securities issued by the trust.

(12) PRICE TO BEAT FUEL FACTOR ADJUSTMENT

     The Texas Utility Commission regulations allow Reliant Resources to request an adjustment to the fuel factor in its price to beat for its Houston area residential and small commercial customers based on the percentage change in the price of natural gas, or increases in the price of purchased energy, up to twice a year. Reliant Resources' price to beat fuel factor was initially set by the Texas Utility Commission in December 2001 based on an average forward 12-month natural gas price of $3.11/mmbtu. On May 2, 2002, Reliant Resources filed a request with the Texas Utility Commission to increase the price to beat fuel factor based on a 20% increase in the price of natural gas.

Reliant Resources' requested increase was based on an average forward 12-month natural gas price of $3.73/mmbtu. The requested increase represents a 5.9% increase in the total bill of a residential customer using, on average, 1,000 kWh per month. On June 6, 2002 the administrative law judge recommended to the Texas Utility Commission approval of a 19.9% increase to the price to beat fuel factor based on application of the Texas Utility Commission's price to beat rule. On July 15, 2002, the Texas Utility Commission issued an order delaying Reliant Resources' request as well as the request of each of the other four affiliated retail electric providers requesting adjustments to the price to beat fuel factors and remanded the cases to the administrative law judges requesting additional information in order to validate the Texas Utility Commission's rule. On July 24, 2002, Reliant Resources filed a request in the Travis County District Court that the court declare that the Texas Utility Commission must apply its current rules to Reliant Resources' request and grant the fuel factor adjustment in accordance with the formula in the rule that the Texas Utility Commission had already approved. The other four affiliated retail electric providers also filed similar requests with the Travis County District Court. The Court issued an order on August 9, 2002 agreeing with Reliant Resources that the Texas Utility Commission must follow the existing rules that govern the adjustment of the price to beat fuel factor. Unless the Texas Utility Commission convenes a special meeting, the earliest a new price to beat could go into effect would be after August 23, 2002, the date of the Texas Utility Commission's next normally scheduled meeting.

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

 Southern California Class Actions. Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services), REPG and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant.

     The cases were initially removed to federal court and were then assigned to Judge Robert H. Whaley, United States District Judge, pursuant to the federal procedures for multi-district litigation. On July 30, 2000, Judge Whaley remanded the cases to state court. Upon remand to state court, the cases were assigned to Superior Court Judge Janis L. Sammartino pursuant to the California state coordination procedures. On March 4, 2002, Judge Sammartino adopted a schedule proposed by the parties that would result in a trial beginning on March 1, 2004. On March 8, 2002, the plaintiffs filed a single, consolidated complaint naming numerous defendants, including Reliant Energy Services and other Reliant Resources' subsidiaries, that restated the allegations described above and alleged that damages against all defendants could be as much as $1 billion. On April 22 and 23, 2002, Reliant Resources and Duke Energy filed cross complaints in the coordinated proceedings seeking, in an alternative pleading, relief against other market participants in California, the surrounding states, Canada and Mexico including Powerex Corp., the Los Angeles Department of Water and Power and the Bonneville Power Administration. Powerex Corp. and Bonneville Power Administration removed the case once again to federal court where it was reassigned to Judge Whaley. On July 10, 2002, a motion to dismiss was filed in coordinated proceedings seeking dismissal of the complaints on the basis of the filed rate doctrine and federal preemption.

     On March 11, 2002, the California Attorney General filed a civil lawsuit in San Francisco Superior Court naming Reliant Energy, Reliant Resources, Reliant Energy Services, REPG, and several other subsidiaries of Reliant Resources as defendants. The Attorney General alleges various violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator (Cal ISO). In addition to injunctive relief, the Attorney General seeks restitution and disgorgement of alleged unlawful profits for sales of electricity, and civil penalties. Reliant Resources removed this lawsuit to federal court in April 2002, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

     On March 19, 2002, the California Attorney General filed a complaint with the Federal Energy Regulatory Commission (FERC) naming Reliant Energy Services and "all other public utility sellers" in California as defendants. The complaint alleges that sellers with market-based rates have violated their tariffs by not filing with the FERC transaction-specific information about all of their sales and purchases at market-based rates. The California Attorney General argues that, as a result, all past sales should be subject to refund if found to be above just and reasonable levels. On May 31, 2002, the FERC issued an Order that largely denied the compliant and required only that Reliant Energy Services and other sellers file revised transaction reports regarding prior sales in California spot markets.

     On April 15, 2002, the California Attorney General filed a lawsuit in San Francisco County Superior Court against Reliant Energy, Reliant Resources, Reliant Energy Services and several other subsidiaries of Reliant Resources. The complaint is substantially similar to the complaint described above filed by the California Attorney General with the FERC on March 19, 2002. The complaint also alleges that Reliant Resources consistently charged unjust and unreasonable prices for electricity, and that each instance of overcharge violated California law. The lawsuit seeks fines of up to $2,500 for each alleged violation, and "other equitable relief as appropriate." Reliant Resources has removed this case to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

     On April 15, 2002, the California Attorney General and the California Department of Water Resources (CDWR) filed a complaint in the United States District Court for the Northern District of California against Reliant Energy, Reliant Resources and a number of its subsidiaries. In this lawsuit, the Attorney General alleges that Reliant Resources' acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit claims that the acquisitions gave Reliant Resources market power which it then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of Reliant Resources' California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of market power. This lawsuit also has been assigned to Judge Vaughn Walker. Judge Walker has denied the California Attorney General's motion to remand the two above-mentioned cases to state court and it is anticipated that he will rule in the near future in Reliant Resources' motion to dismiss all three cases.

     Northern California Class Actions. In the wake of the filing of the Attorney General cases, there have been seven new class action cases filed in state courts in Northern California. Each of these purports to represent the same class of California ratepayers, assert the same claims as asserted in the Southern California class action cases, and in some instances repeat as well the allegations in the Attorney General cases. All of these cases have been removed to federal court and have been conditionally assigned to Judge Whaley by the Panel on Multi-District Litigation. The plaintiffs in the Southern California class actions have opposed this transfer and it is likely that there will be a hearing before the Panel at its next meeting in September 2002.

     Washington/Oregon Class Action. After the filing of the Northern California class actions, a separate class action suit was filed in federal court in Los Angeles on behalf of the Snohomish County Public Utility District and its customers in the State of Washington. A motion has been made to transfer this case to Judge Whaley.

     Reliant Resources has not answered any of these cases; however, it has moved to dismiss the cases on the grounds that the claims are barred by federal preemption and by the filed rate doctrine.

     On April 11, 2002, the FERC set for hearing a series of complaints filed by Nevada Power Company, which seeks reformation of certain forward power contracts, including contracts with Reliant Energy Services that have since been terminated. Proceedings are ongoing before an administrative law judge who anticipates issuing a decision in December 2002 for consideration by the FERC. PacifiCorp Company filed a similar complaint challenging two ninety-day contracts with Reliant Energy Services, which the FERC also has set for hearing. The FERC has stated that it intends to issue a decision in this case by May 31, 2003.

     Pursuant to the terms of the master separation agreement, Reliant Resources has agreed to indemnify Reliant Energy for any damages arising under these lawsuits and may elect to defend these lawsuits at Reliant Resources' own expense. The above-described lawsuits and proceedings regarding California electricity sales are currently the subject of intense, highly-charged media and political attention. Their ultimate outcome cannot be predicted at this time.

     Trading and Marketing Activities. Reliant Resources is party to numerous lawsuits and regulatory proceedings relating to its trading and marketing activities, including (i) round trip trades, as more fully described in Note 1, and (ii) structured transactions. In addition, various state and federal governmental agencies have commenced investigations relating to such activities. Their ultimate outcome cannot be predicted at this time. Additional information regarding certain of these matters is set forth below.

     In June 2002, the SEC advised Reliant Resources that it had issued a formal order in connection with its investigation of Reliant Resources' financial reporting, internal controls and related matters. Reliant Resources understands that the investigation is focused on its round trip trades and structured transactions. These matters were previously the subject of an informal inquiry by the SEC. The SEC's formal order is also addressed to Reliant Energy. Reliant Resources and Reliant Energy are cooperating with the SEC staff.

     As part of the Commodity Futures Trading Commission's (CFTC) industry-wide investigation of so-called round trip trading, the CFTC has subpoenaed documents and requested information relating to Reliant Resources' natural gas and power trading activities, including round trip trades, occurring since January 1, 1999. Reliant Resources is cooperating with the CFTC staff.

     On August 13, 2002, the FERC staff issued its Initial Report on Fact Finding Investigation of Potential Manipulation of Electric and Gas Prices (Initial Report). While Reliant Resources is still in the process of reviewing the Initial Report, certain findings, conclusions and observations in the staff report if adopted or otherwise acted on by the FERC, could have a material adverse effect on Reliant Resources. For example, in the Initial Report the FERC staff recommends that the mitigated market clearing prices for purposes of determining refunds in the pending refund proceeding described in Note 13(c) should be based, not on published indices but rather should be calculated using producing basin spot prices plus regulated transportation costs. The use of such a calculation for determining gas prices for refund purposes will likely have an adverse impact on Reliant Resources' potential refund obligations. Other findings, conclusions and observations in the report may likewise have a material adverse effect on Reliant Resources if adopted or otherwise acted on.

     In the Initial Report, the FERC indicated that it is continuing to receive and review data, including information relevant to the subjects covered in the report. In this regard, Reliant Resources has provided information to FERC about its trading activities in the Western United States during 2000 and 2001. Included among the data requests Reliant Resources has received from the FERC are requests asking for information regarding all power trading activity, natural gas trading for specific periods or locations, Enron-like trading practices, round trip trades and compliance with supplemental dispatch requests. Reliant Resources expects to receive additional data requests regarding its plant operations and gas and power trading in the West. Reliant Resources is cooperating and will continue to cooperate with the FERC. The ultimate outcome of the investigation cannot be predicted at this time.

     Reliant Resources has received subpoenas from the United States Attorney for the Southern District of New York requesting documents pertaining to the round trip trades, and anticipates investigations of energy trading activities by Reliant Resources and numerous other companies that parallel those of the SEC, the CFTC and the FERC. Reliant Resources is cooperating with the office of the United States Attorney.

     In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

     In May, June and July 2002, eleven class action lawsuits were filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy. Reliant Resources and several of its executive officers are named as defendants. Reliant Energy is also named as a defendant in three of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the IPO. One of those two lawsuits also names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The dates of filing of these lawsuits are as follows: two lawsuits on May 15, 2002; two lawsuits on May 16, 2002; one lawsuit on May 17, 2002; one lawsuit on May 20, 2002; one lawsuit on May 21, 2002; one lawsuit on May 23, 2002; one lawsuit on June 19, 2002; one lawsuit on June 20, 2002; and one lawsuit on July 1, 2002. Ten of the lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division. One lawsuit was filed in the United States District Court, Eastern District of Texas, Texarkana Division.

     The complaints allege that the defendants overstated the revenues of the Company by including transactions involving the purchase and sale of commodities with the same counterparty at the same price and that the Company improperly accounted for certain other transactions, among other things. The complaints seek monetary damages and, in one of the lawsuits rescission, on behalf of a supposed class. In eight of the lawsuits, the supposed class is composed of persons who purchased or otherwise acquired Reliant Resources and/or Reliant Energy securities during specified class periods. The three lawsuits that include Reliant Energy as a named defendant were also filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy during specified class periods.

     Additionally, in May and June 2002, four class action lawsuits were filed on behalf of purchasers of securities of Reliant Energy. Reliant Energy and several of its executive officers are named as defendants. The dates of filing of the four lawsuits are as follows: one on May 16, 2002; one on May 21, 2002; one on June 13, 2002; and one on June 17, 2002. The lawsuits were filed in the United States District Court, Southern District of Texas, Houston Division. The complaints allege that the defendants violated federal securities laws by issuing false and misleading statements to the public. The plaintiffs allege that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues by including transactions involving the purchase and sale of commodities with the same counterparty at the same price, to spin-off Reliant Resources to avoid exposure to Reliant Resources' liabilities and to cause the price of Reliant Resources' stock to rise artificially, among other things. The complaints seek monetary damages on behalf of persons who purchased Reliant Energy securities during specified class periods.

     In May 2002, three class action lawsuits were filed on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Reliant Energy and its directors are named as defendants in all of the lawsuits. Reliant Resources is named as a defendant in two of the lawsuits. The lawsuits were filed on May 29, 2002, May 30, 2002, and May 31, 2002. All of the lawsuits were filed in the United States District Court, Southern District of

Texas, Houston Division. By order dated June 20, 2002, the Court granted the motion for voluntary dismissal filed by the plaintiffs in one of the cases and dismissed that case without prejudice.

     The two remaining complaints allege that the defendants breached their fiduciary duties to various employee benefits plans sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaints seek monetary damages for losses suffered by a putative class of plan participants whose accounts held Reliant Energy or Reliant Resources securities, as well as equitable relief in the form of restitution.

     In May 2002, a derivative action was filed against the directors and independent auditors of Reliant Resources. The lawsuit was filed on May 17, 2002, in the 269th Judicial District, Harris County, Texas. The petition alleges that the defendants breached their fiduciary duties to Reliant Resources. The shareholder plaintiff alleges that the defendants caused Reliant Resources to conduct its business in an imprudent and unlawful manner, including allegedly failing to implement and maintain an adequate internal accounting control system, engaging in transactions involving the purchase and sale of commodities with the same counterparty at the same price, and disseminating materially misleading and inaccurate information regarding Reliant Resources' revenue and trading volume. The petition seeks monetary damages on behalf of Reliant Resources.

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

(b)  Environmental Matters.

     Clean Air Standards. Based on current limitations of the Texas Natural Resource Conservation Commission regarding emission of oxides of nitrogen (NOx) in the Houston area, the Company anticipates investing up to $776 million for emission control equipment through 2006, including $472 million expended since 1999 through June 30, 2002, and potentially up to an additional $88 million by 2007.

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

     Hydrocarbon Contamination. On August 24, 2001, 37 plaintiffs filed suit against REGT, Reliant Energy Pipeline Services, Inc., RERC Corp., Reliant Energy Services, other Reliant Energy entities and third parties (Docket No. 460, 916-Div. "B"), in the 1st Judicial District Court, Caddo Parish, Louisiana. The petition has now been supplemented five times. As of July 29, 2002, there were 649 plaintiffs, a majority of whom are Louisiana residents. In addition to the Reliant Energy entities, the plaintiffs have sued the State of Louisiana through its Department of Environmental Quality, several individuals, some of whom are present employees of the State of Louisiana, the Bayou South Gas Gathering Company, L.L.C., Martin Timber Company, Inc., and several trusts. Additionally on April 4, 2002, two plaintiffs filed a separate suit with identical allegations against the same parties (Docket No. 465, 944-Div. "B") in the same court.

     The suits allege that, at some unspecified date prior to 1985, the defendants allowed or caused hydrocarbon or chemical contamination of the Wilcox Aquifer which lies beneath property owned or leased by certain of the defendants and which is the sole or primary drinking water aquifer in the area. The primary source of the contamination is alleged by the plaintiffs to be a gas processing facility in Haughton, Bossier Parish, Louisiana known as the "Sligo Facility." This facility was purportedly used for gathering natural gas from surrounding wells, separating gasoline and hydrocarbons from the natural gas for marketing, and transmission of natural gas for distribution. This site was originally leased and operated by predecessors of REGT in the late 1940s and was operated until Arkansas Louisiana Gas Company ceased operations of the plant in the late 1970s.

     Beginning about 1985, the predecessors of certain Reliant Energy defendants engaged in a voluntary remediation of any subsurface contamination of the groundwater below the property they own or lease. This work has been done in conjunction with and under the direction of the Louisiana Department of Environmental Quality. The plaintiffs seek monetary damages for alleged damage to the aquifer underlying their property, unspecified alleged personal injuries, alleged fear of cancer, alleged property damage or diminution of value of their property, and, in addition, seek damages for trespass, punitive, and exemplary damages. The quantity of monetary damages sought is unspecified. As of June 30, 2002, the Company is unable to estimate the monetary damages, if any, that the plaintiffs may be awarded in these matters.

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

     At June 30, 2002, RERC Corp. had accrued $23 million for remediation of the Minnesota sites. At June 30, 2002, the estimated range of possible remediation costs was $11 million to $49 million. The cost estimates of the MGW site are based on studies of that site. The remediation costs for the other sites are based on industry average costs for remediation of sites of similar size. The actual remediation costs will be dependent upon the number of sites remediated, the participation of other potentially responsible parties (PRP), if any, and the remediation methods used.

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

    Other Minnesota Matters. At June 30, 2002, RERC had recorded accruals of $5 million for other environmental matters in Minnesota for which remediation may be required. At June 30, 2002, the estimated range of possible remediation costs was $4 million to $8 million.

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

     REMA Ash Disposal Site Closures and Site Contaminations. Under the agreement to acquire Reliant Energy Mid-Atlantic Power Holdings, LLC (REMA) (see
Note 3(a) to the Reliant Energy 10-K/A Notes), the Company became responsible for liabilities associated with ash disposal site closures and site contamination at the acquired facilities in Pennsylvania and New Jersey prior to a plant closing, except for the first $6 million of remediation costs at the Seward Generating Station. A prior owner retained liabilities associated with the disposal of hazardous substances to off-site locations prior to November 24, 1999. As of June 30, 2002, REMA had liabilities associated with six future ash disposal site closures and six current site investigations and environmental remediations. The Company has recorded its estimate of these environmental liabilities in the amount of $33 million as of June 30, 2002. The Company expects approximately $14 million will be paid over the next five years.

     REPGB Asbestos Abatement and Environmental Remediation. Prior to the Company's acquisition of REPGB (see Note 3(b) to the Reliant Energy 10-K/A Notes), REPGB had a $23 million obligation primarily related to asbestos abatement, as required by Dutch law, and soil remediation at six sites. During 2000, the Company initiated a review of potential environmental matters associated with REPGB's properties. REPGB began remediation in 2000 of the properties identified to have exposed asbestos and soil contamination, as required by Dutch law and the terms of some leasehold agreements with municipalities in which the contaminated properties are located. All remediation efforts are to be fully completed by 2005. As of June 30, 2002, the recorded undiscounted liability for this asbestos abatement and soil remediation was $20 million.

     Orion Power Environmental Contingencies. In connection with Orion Power's acquisition of 70 hydroelectric plants in northern and central New York and four gas- or oil-fired plants in New York City, Orion Power assumed the liability for the cost of environmental remediation at several properties. Orion Power developed remediation plans for each of these properties and entered into Consent Orders with the New York State Department of Environmental Conservation at two New York City sites and one hydro site for releases of petroleum and other substances by the prior owners. The liability assumed and recorded by the Company for all New York assets was approximately $10 million which is expected to be paid out through 2006.

     In connection with the acquisition of MidWest assets by Orion Power, Orion Power became responsible for the liability associated with the closure of three ash disposal sites in Pennsylvania. The liability assumed and recorded by the Company for these disposal sites was approximately $12 million, with $1 million to be paid over the next five years.

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

     Due to the disparity between wholesale and retail rates, the credit ratings of PG&E and SCE fell below investment grade. Additionally, PG&E filed for protection under the bankruptcy laws on April 6, 2001. As a result, PG&E and SCE are no longer considered creditworthy, and since January 17, 2001, have not directly purchased power from third-party suppliers through the Cal ISO to serve that portion of load that cannot be met from their own supply sources (net short load). Pursuant to emergency legislation enacted by the California Legislature, the CDWR has negotiated and purchased power through short- and long-term contracts and through real-time markets operated by the Cal ISO to serve the net short load requirements of PG&E and SCE. In December 2001, the CDWR began making payments to the Cal ISO for real-time transactions. On May 15, 2002, the FERC issued an order stating that sellers, including the Company, should receive interest payments on past due amounts owed by the Cal ISO and CDWR. The CDWR has now made payment through the Cal ISO for its real-time energy deliveries subsequent to January 17, 2001, although the Cal ISO's application of CDWR's payment for the month of January 2001, including the allocation of interest, which is subject of motions that the Company has filed with the FERC objecting to the Cal ISO's failure to allocate January payments and interest solely to post-January 17, 2001 transactions. In addition, Reliant Resources is prosecuting a lawsuit in California to recover the market value of forward contracts seized by California Governor Gray Davis in violation of the Federal Power Act. Governor Davis' actions prevented the liquidation of the contracts by the California Power Exchange (Cal PX) to satisfy the outstanding obligations of SCE and PG&E to wholesale suppliers, including Reliant Resources. The timing and ultimate resolution of this claim is uncertain at this time.

     On September 20, 2001, PG&E filed a Plan of Reorganization and an accompanying disclosure statement with the bankruptcy court. Under this plan, PG&E would pay all allowed creditor claims in full, through a combination of cash and long-term notes. Components of the plan will require the approval of the FERC, the SEC and the Nuclear Energy Regulatory Commission, in addition to the bankruptcy court. PG&E has stated it seeks to have this plan confirmed by December 31, 2002. On April 24, 2002, the bankruptcy judge approved PG&E's disclosure statement. A number of parties are contesting PG&E's reorganization plan, including a number of California parties and agencies. The bankruptcy judge in the PG&E case has ordered that the CPUC may file a competing plan. The ability of PG&E to have its reorganization plan confirmed, including the provision providing for the payment in full of unsecured creditors, is uncertain at this time. The CPUC has filed a competing plan and disclosure statement. The CPUC's plan provides for payment of allowed creditor claims in full in cash. The CPUC disclosure statement was approved on May 15, 2002. The timing and probability of confirmation of either plan, including the provision for payment in full of all unsecured creditors, is uncertain at this time. Reliant Resources signed a stipulation with PG&E whereby it has agreed to vote for PG&E's reorganization plan and PG&E has agreed to pay amounts it indirectly owed to Reliant Resources subject to refunds ordered by the FERC. The stipulation does not preclude Reliant Resources from approving other reorganization plans, including the CPUC plan.

     On October 5, 2001, a federal district court in California entered a stipulated judgment approving a settlement between SCE and the CPUC in an action brought by SCE regarding the recovery of its wholesale power costs under the filed rate doctrine. Under the stipulated judgment, a rate increase approved earlier in 2001 will remain in place until the earlier of SCE recovering $3.3 billion or December 31, 2002. After that date, the CPUC will review the sufficiency of retail rates through December 31, 2005. A consumer organization has appealed the judgment to the Ninth Circuit Court of Appeals, and no hearing has been held to date. Under the stipulated judgment, any settlement with SCE's creditors that is entered into after March 1, 2002 must be approved by the CPUC. The Company has appealed this provision of the judgment. On March 1, 2002, SCE made a payment to the Cal PX that included amounts it owed Reliant Resources. Reliant Resources has made a filing with FERC seeking an order providing for the disbursement of the funds owed to the suppliers. The FERC and the bankruptcy court governing the Cal PX bankruptcy proceedings are considering how to dispense this money and it remains uncertain when those funds will be paid over to Reliant Resources.

     As of December 31, 2001 and June 30, 2002, Reliant Resources was owed a total of $302 million and $239 million (net of refund provision), respectively, by the Cal ISO, the Cal PX, the CDWR, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2002. From June 30, 2002 through August 9, 2002, Reliant Resources has collected $1 million of these receivable balances. As of December 31, 2001, Reliant Resources had a pre-tax credit provision of $68 million against receivable balances related to energy sales in the California market. For the six months ended June 30, 2002, $38 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the Cal PX and the reversal of $5 million of credit provision due to the write-off of receivables as a result of a May 15, 2002 FERC order discussed below. As of June 30, 2002, Reliant Resources had a remaining pre-tax credit provision of $30 million against these receivable balances. Management will continue to assess the collectability of these receivables based on further developments affecting the California electricity market and the market participants described herein.

     FERC Market Mitigation. In response to the filing of a number of complaints challenging the level of wholesale prices, the FERC initiated a staff investigation and issued a number of orders implementing a series of wholesale market reforms. In these orders, the FERC also instituted a refund proceeding, described below, as a result of which Reliant Resources may face an as yet undetermined amount of refund liability. See "- FERC Refunds" below. Prior to adopting a methodology for calculating refunds in the refund proceeding, the FERC has identified, for the period January 1, 2001 through June 19, 2001, approximately $20 million of the $149 million charged by Reliant Resources for sales in California to the Cal ISO and the Cal PX as being subject to possible refunds. During the six months ended June 30, 2001, Reliant Resources accrued refunds of $15 million.

     On April 26, 2001, the FERC issued an order replacing previous price review procedures and establishing a market monitoring and mitigation plan, effective May 29, 2001, for the California markets. The plan establishes a cap on prices during periods when power reserves fall below 7% in the Cal ISO (reserve deficiency periods). The Cal ISO was instructed to use data submitted confidentially by gas-fired generators in California and daily indices of natural gas to establish the proxy market-clearing price in real-time based on the marginal cost of the highest-cost generator called to run. The plan also requires generators in California to offer all their available capacity for sale in the real-time market, and conditions sellers' market-based rate authority such that prices charged by sellers engaging in certain bidding practices will be subject to increased scrutiny by the FERC, such sellers could face potential refunds and even revocation of their market-based rate authority. On June 19, 2001, the FERC issued an order modifying the market monitoring and mitigation plan adopted, effective on June 20, 2001 and extending until September 30, 2002, to apply price controls to all hours, instead of just hours of low operating reserve, and to extend the mitigation measures to other Western states in addition to California, including Arizona, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. The FERC set July 2, 2001 as the refund effective date for sales subject to the price mitigation plan throughout the West region. This means that transactions after that date may be subject to refund if they exceed the proxy market clearing price calculated under the June 19 order, during periods of reserve deficiency. In non-reserve deficiency hours in California, the maximum price in California and the other Western states will be capped at 85% of the highest Cal ISO hourly market clearing price established during the most recent reserve deficiency period. Effective July 11, 2002, the FERC modified the proxy market clearing price to establish a fixed price cap of $91.87/MWh. Sellers other than marketers will be allowed to bid higher than the capped price, but such bids are subject to justification and potential refund. Justification of higher prices is limited to demonstrating higher actual gas costs than the gas price index used in the proxy price calculation together with showing that conditions in natural gas markets changed significantly.

     On December 19, 2001, the FERC issued additional orders on price mitigation in California and the West region. These orders largely maintained existing mitigation mechanisms, including the June 19, 2001 order's requirement that generators must offer all available capacity for sale in the real-time market. As a result of this requirement, Reliant Resources' opportunity to sell ancillary services in the West region is reduced. During 2001, Reliant Resources recorded $42 million in revenues related to ancillary services in the West region.

     On May 15, 2002, the FERC issued several orders clarifying and modifying its mitigation measures. These orders removed the possibility that the Cal ISO would retroactively adjust mitigated market clearing prices for 2001 and provided the Cal ISO with further instructions for payment of minimum load costs owed to sellers complying with the must offer obligation.

     On July 17, 2002, FERC issued an order directing short-term and longer-term redesign of the California wholesale electricity market. These new principles will replace the market mitigation measures discussed above. Effective October 1, 2002, the July 17 order imposes a $250/MWh bid cap in place of existing price controls, and implements automatic mitigation procedures that may be applied if a bid is in excess of $91.87/MWh, results in a 200% or $100/MWh increase above an as yet undetermined unit-specific reference level, and results in a 200% or $50/MWh increase in the market clearing price. A variation of this formula will be used to cap bids in congested areas. The order also approves new penalties for generators that operate outside of Cal ISO instructed quantities, and extends the requirement that generators offer all available supply into the California market, effective October 1, 2002. In addition, the July 17 order instructs that the Cal ISO develop a day-ahead market for implementation January 1, 2003, and that the Cal ISO and California market participants work to develop a capacity procurement system for implementation as soon as possible. Other long-term aspects of the redesign of the Cal ISO market remain open for consideration by FERC.

     In a separate order issued July 17, 2002, FERC ordered that the current Cal ISO Board of Governors be disbanded and replaced with an independent Board by January 1, 2003. There are some indications that the Cal ISO Board will seek to stay the FERC's order or otherwise resist this instruction from FERC.

     As noted above, the mitigation plan allows sellers, such as the Company, to justify prices above the proxy price. However, previous efforts by Reliant Resources to justify prices above the proxy price have been rejected by the FERC and there is no certainty that the FERC will allow for the recovery of costs above the proxy price.

     FERC Refunds. The FERC issued an order on July 25, 2001 adopting a refund methodology and initiating a hearing schedule to determine (a) revised mitigated prices for each hour from October 2, 2000 through June 20, 2001; (b) the amount owed in refunds by each supplier according to the methodology (these amounts may be in addition to or in place of the refund amounts previously determined by the
FERC); and (c) the amount currently owed to each supplier. The amounts of any refunds will be determined by the FERC after the conclusion of the hearing process which is scheduled to conclude in August 2002. On December 19, 2001, the FERC issued an order modifying the methodology to be used to determine refund amounts. The schedule currently anticipates that the Administrative Law Judge will make his refund amount recommendations to the FERC in October 2002. However, Reliant Resources does not know when the FERC will issue its final decision. Based on the FERC's May 15, 2002 order, Reliant Resources estimates its refund obligation to be $49 million to $79 million for energy sales in the West region. During the second quarter of 2002, Reliant Resources recorded an additional reserve for refunds of $34 million related to energy sales in the West region based on the May 15, 2002 order. As discussed above, $15 million was recognized in the second quarter of 2001. As of June 30, 2002, Reliant Resources' total reserve for refunds related to energy sales in the West region is $49 million. Refunds will likely be offset against unpaid amounts owed to Reliant Resources for its prior sales.

     On November 20, 2001, the FERC instituted an investigation under Section 206 of the Federal Power Act regarding the tariffs of all sellers with market-based rates authority, including Reliant Resources. In this proceeding, the FERC proposes to condition the market-based rate authority of all sellers on their not engaging in anti-competitive behavior. Such condition would depend upon a further order from FERC establishing a refund effective date. This condition would allow the FERC, if it determines that a seller has engaged in anti-competitive behavior subsequent to the start of the refund effective period, to order refunds back to the date of such behavior. The FERC invited comments regarding this proposal, and Reliant Resources has filed comments in opposition to the proposal. On March 11, 2002, the FERC's Staff held a conference with market participants to discuss the comments FERC has received, and possible modification of the proposed conditions to address concerns raised in the comments while protecting consumers against anticompetitive behavior. The timing of further action by FERC is uncertain, although the FERC has publicly indicated that it is considering modifications that would limit the scope and application of its original proposal. If the FERC does not modify or reject its proposed approach for dealing with anti-competitive behavior, the implementation of the refund obligation could effect Reliant Resources' future earnings.

     On February 13, 2002, the FERC issued an order initiating a staff investigation into potential manipulation of electric and natural gas prices in the West region for the period January 1, 2000 forward. While this order does not propose any action against Reliant Resources, if the investigation results in findings that markets were dysfunctional during this period, those findings may be used in support of existing or future claims by the FERC or others that prices for sales in the West region after January 1, 2000 should be altered. As part of the investigation and in response to the disclosure of documents describing certain electricity trading strategies used by Enron Power Marketing, the FERC issued several requests for admissions and associated data to all sellers of wholesale electricity and ancillary services in the Cal ISO and Cal PX markets during the years 2000 through 2001, including Reliant Resources. The May 8, 2002 data request sought information concerning whether Reliant Resources and approximately 150 other sellers used the same or similar trading strategies and practices as described in the Enron documents. The May 21 data request sought information concerning whether Reliant Resources and approximately 150 other sellers engaged in "wash" or "round trip" sales of energy in the west. A May 22 data request sought the same information from sellers of wholesale natural gas regarding natural gas trades. The FERC has not yet publicly stated whether it may assert that any of these strategies and practices was impermissible under market rules in effect during the period in question. After reviewing records and conducting internal interviews, Reliant Resources responded to the data requests regarding the trading strategies and practices as described in the Enron documents. Reliant Resources also responded to FERC's data requests regarding round trip electricity and natural gas trades, including the identification of a round trip electricity trade responsive to the FERC's data request. Reliant Resources has provided similar information to the California Senate Select Committee for its investigation of price manipulation of the wholesale energy market.

     The above-described lawsuits and proceedings regarding California electricity sales are currently the subject of intense, highly-charged media and political attention. Their ultimate outcome cannot be predicted at this time.

     Other Investigations. In addition to the FERC investigation discussed above, several state and other federal regulatory investigations and complaints have commenced in connection with the wholesale electricity prices in California and other neighboring Western states to determine the causes of the high prices and potentially to recommend remedial action. In California, the California State Senate and the California Office of the Attorney General have separate ongoing investigations into the high prices and their causes. Although these investigations have not been completed and no findings have been made in connection with either of them, the California Attorney General has filed a civil lawsuit in San Francisco Superior Court alleging that the Company has violated state laws against unfair and unlawful business practices and a complaint with the FERC alleging the Company violated the terms of its tariff with the FERC (see Note 13(a)). Adverse findings or rulings could result in punitive legislation, sanctions, fines or even criminal charges against Reliant Resources or its employees. Reliant Resources is cooperating with both investigations and has produced a substantial amount of information requested in subpoenas issued by each body. The Washington and Oregon attorneys general have also begun similar investigations.

     Legislative Efforts. Since the inception of the California energy crisis, various pieces of legislation, including tax proposals, have been introduced in the U.S. Congress and the California Legislature addressing several issues related to the increase in wholesale power prices in 2000 and 2001. For example, a bill was introduced in the California legislature that would have created a "windfall profits" tax on wholesale electricity sales and would subject exempt wholesale generators, such as Reliant Resources' subsidiaries that own generation facilities in California, to regulation by the CPUC as "public utilities." To date, only a few energy-related bills have passed, such as the recently enacted plant inspection law, which would empower the CPUC to monitor activities of Reliant Resources' generating plants. Reliant Resources believes this bill is vulnerable to challenge based on the preemptive effect of the Federal Power Act. Reliant Resources does not believe that this or other legislation that has been enacted to date will have a material adverse effect on Reliant Resources. However, it is possible that legislation could be enacted on either the state or federal level that could have a material adverse effect on Reliant Resources' financial condition, results of operations and cash flows.

(e)  Dutch Stranded Costs.

     Background. In January 2001, the Dutch Electricity Production Sector Transitional Arrangements Act (Transition Act) became effective. Among other things, the Transition Act allocated to REPGB and the three other large-scale Dutch generation companies, a share of the assets, liabilities and stranded cost commitments of NEA. Prior to the enactment of the Transition Act, NEA acted as the national electricity pooling and coordinating body for the generation output of REPGB and the three other large-scale national Dutch generation companies. REPGB and the three other large-scale Dutch generation companies are shareholders of NEA.

     The Transition Act and related agreements specify that REPGB has a 22.5% share of NEA's assets, liabilities and stranded cost commitments. NEA's stranded cost commitments consisted primarily of various uneconomical or stranded cost investments and commitments, including a gas supply contract, three power contracts entered into prior to the liberalization of the Dutch wholesale electricity market and a contract relating to the construction of an interconnection cable between Norway and the Netherlands subject to a long-term power exchange agreement (PEA) (the "NorNed Project"). REPGB's stranded cost obligations also include uneconomical district heating contracts which were previously administrated by NEA prior to deregulation of the Dutch power market.

     In January 2001, NEA assigned to REPGB a 22.5% interest in the stranded cost contracts, including the gas supply contract, which expires in 2016, and provides for gas imports aggregating 2.283 billion cubic meters per year. During December 2001, one of the stranded power contracts was settled. In May 2002, NEA amended the two remaining long-term power contracts in order to bring them to market-conforming terms and, in connection with these amendments, assigned the contracts to NEA's shareholders. The district heating obligations related to three water heating supply contracts entered into with various municipalities expiring from 2008 through 2015. Under the district heating contracts, the municipal districts are required to take annually a combined minimum of 5,549 terajoules (TJ) increasing annually to 7,955 TJ over the life of the contracts.

     The Transition Act provided that, subject to the approval of the European Commission, the Dutch government will provide financial compensation to the Dutch generation companies, including REPGB, for liabilities associated with long-term district heating contracts. In July 2001, the European Commission ruled that under certain conditions the Dutch government can provide financial compensation to the generation companies for the district heating contracts. To the extent that this compensation is not ultimately provided to the generation companies by the Dutch government, REPGB is entitled to claim compensation directly from the former shareholders as further discussed below.

     Settlement of Stranded Cost Indemnification Agreement. Until December 2001, the former shareholders were obligated to indemnify REPGB for up to NLG 1.9 billion of its share of NEA's stranded cost liabilities. In December 2001, REPGB and its former shareholders agreed to settle the indemnity obligations of the former shareholders in so far as they related to NEA's stranded cost gas supply and power contracts and other obligations of NEA (excluding district heating).

     Under the settlement agreement, the former shareholders paid REPGB NLG 500 million ($202 million) in the first quarter of 2002. REPGB deposited the settlement payment into an escrow account, withdrawals from which are at the discretion of REPGB for use in discharging stranded cost obligations related to the gas and electric import contracts. As of June 30, 2002, the escrow funds equaled $65 million, of which $2 million and $63 million were recorded in restricted cash and long-term assets, respectively. Any remaining funds as of January 1, 2004 will be distributed to REPGB.

     Under the settlement agreement, the former shareholders continue to be under an obligation to indemnify REPGB for certain district heating contracts. Under the terms of the indemnity, REPGB can elect between two forms of indemnification within 21 days after the date that the Ministry of Economic Affairs of the Netherlands publishes regulations for compensation of stranded costs associated with district heating projects. If the compensation to be paid by the Netherlands under these rules is at least as much as the compensation to be paid under the original indemnification agreement, REPGB can elect to receive a one-time payment of NLG 60 million ($24 million). In addition, unless the decree implementing the new compensation rules provides for compensation for the lifetime of the district heating projects, REPGB can receive an additional cash payment of NLG 15 million ($6 million). If the compensation rules do not provide for compensation at least equal to that provided under the original indemnification agreement, REPGB can claim indemnification for stranded cost losses up to a maximum of NLG 700 million ($282 million) less the amount of compensation provided by the new compensation rules and certain proceeds received from arbitrations. If no new compensation rules have taken effect on or prior to December 31, 2003, REPGB is entitled, but not obligated, to elect to receive indemnification under the formula described above. As of August 9, 2002, the Ministry of Economic Affairs had not published its compensation rules. Based on current assumptions, it is not anticipated that such rules will be published until, at the earliest, the fourth quarter of 2002.

     Prior to the settlement agreement, pursuant to the purchase agreement of REPGB, as amended, REPGB was entitled to a NLG 125 million (approximately $51 million) dividend from NEA with any remainder owing to the former shareholders. Under the settlement agreement, the former shareholders waived all rights to distributions of NEA.

     As a result of this settlement, the Company recognized in the fourth quarter of 2001 a net gain of $37 million for the difference between the sum of
(a) the cash settlement payment of $202 million and the additional rights to claim distributions of the NEA investment recognized of $248 million and (b) the amount recorded as stranded cost indemnity receivable related to the stranded cost gas and electric commitments of $369 million and claims receivable related to stranded costs incurred in 2001 of $44 million, both previously recorded in the Company's Consolidated Balance Sheet.

     Amendments to Stranded Cost Electricity Import Contracts. In May 2002, NEA and its four shareholders (including REPGB) entered into agreements amending the terms of the two remaining power supply agreements (Settlement Agreements). These two contracts provide for the following capacities and terms: (a) 300 MW through 2003, and (b) 600 MW through March 2002, increasing to 750 MW through March 2009.

     Under the terms of the Settlement Agreements, NEA paid the counterparties a net aggregate payment of Euro 485 million, approximately $446 million (the Settlement Payment) (of which REPGB's proportionate share as a NEA shareholder was Euro 109 million, approximately $100 million). In July 2002, REPGB paid its share of the Settlement Payment with funds from the stranded cost indemnity escrow account, as discussed above. In exchange for its portion of the Settlement Payment, the counterparties to the power contracts replaced the existing terms with a market-based electricity price index for comparable electricity products in addition to other changes.

     As a result of the Settlement Agreements, in the second quarter of 2002, the Company recognized a pre-tax net gain of $109 million for the difference between (a) the fair values of the original power contracts ($203 million net liability previously recorded in non-trading derivative liabilities) and the fair values of the amended power contracts ($6 million net asset recorded in trading and marketing assets) and (b) the Settlement Payment of $100 million, as described above. The pre-tax net gain of $109 million was recorded as a reduction of purchased power expense in the Statement of Consolidated Income in the second quarter of 2002. In the future, these two power trading contracts will be marked-to-market as a part of the Company's energy trading activities.

     Separately, in May 2002, following the execution of the Settlement Agreements, NEA declared a Euro 625 million, approximately $619 million, cash dividend to its shareholders, which was paid on July 1, 2002. REPGB's share of the dividend was Euro 141 million, approximately $139 million. As of June 30, 2002, the dividend receivable from NEA was recorded in other current assets in the Company's Consolidated Balance Sheet.

     Remaining Liability for Original Stranded Costs. In January 2001, the Company recognized an out-of-market, net stranded cost liability for its gas and electric import contracts and district heating commitments. At such time, the Company recorded a corresponding asset of equal amount for the indemnification of this obligation from REPGB's former shareholders and the Dutch government, as applicable. As of December 31, 2001, the Company has recorded a liability of $369 million for its stranded cost gas and electric commitments in non-trading derivative liabilities and a liability of $206 million for its district heating commitments in current and non-current other liabilities. As of June 30, 2002, the Company has recorded a liability of $155 million for its stranded cost gas contract in non-trading derivative liabilities, an asset of $7 million for its amended power contracts in trading and marketing assets, and a liability of $229 million for its district heating commitments in current and non-current other liabilities. As of December 31, 2001 and June 30, 2002, the Company has recorded an indemnification receivable for the district heating stranded cost liability of $206 million and $229 million, respectively.

     Pursuant to SFAS No. 133, the Company marks-to-market the stranded cost gas contract (see Note 4). Prior to the amendments to the remaining power contracts, pursuant to SFAS No. 133, the power contracts were marked-to-market. Subsequent to amending the remaining power contracts, the power contracts are marked-to-market as a part of the Company's energy trading activities. Pursuant to SFAS No. 133, during the three and six months ended June 30, 2002, the Company recognized a $3 million loss and net $16 million gain, respectively, recorded in fuel expense related to changes in the valuation of the stranded cost contracts, excluding the effects of the gain related to amending the two power contracts discussed above.

     NorNed Project. NEA entered into commitments with certain Norwegian counterparties (the Norwegian Counterparties) for the construction of a grid interconnector cable between the Netherlands and Norway, subject to the operation of a bi-directional, long-term (25 years in duration) PEA. The PEA contemplates, among other terms, exclusive use and cost free access to the cable by NEA and the Norwegian counterparties. The PEA is subject to, among other things, clearance by the European Commission and the Dutch regulatory authorities of the terms and conditions of the PEA. In 2001, NEA and the Norwegian counterparties filed a notification request regarding the PEA with the European Commission. It is not expected that the European Commission will respond to the notification request until the third quarter of 2003. Under the Transition Act, NEA is entitled to recover the cable construction costs from TenneT, the Netherlands grid operator. However, at this early stage it is not entirely clear how NEA will receive the transport tariff funds intended to recover the construction costs of the cable, and whether the ultimate transport tariff rate approved by the Dutch power regulation (Dte) will be sufficient to cover the ultimate construction costs. However, assuming that the Transition Act is fully implemented with respect to this matter, REPGB believes that NEA will ultimately recover the full cost of the cable.

     For additional information regarding the indemnification and settlement of stranded costs, see Note 14(h) to the Reliant Energy 10-K/A Notes.

     Investment in NEA. During the second quarter of 2001, the Company recorded a $51 million pre-tax gain (NLG 125 million) recorded as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in NEA. This gain was based on the Company's evaluation of NEA's financial position and fair value. The fair value of the Company's investment in NEA is dependent upon the ultimate resolution of its existing contingencies and proceeds received from liquidating its remaining net assets. Prior to the settlement agreement discussed above, pursuant to the purchase agreement of REPGB, as amended, REPGB was entitled to a NLG 125 million dividend from NEA with any remainder owing to the former shareholders.

(f)  Construction Agency Agreements and Equipment Financing Structure.

     In 2001, Reliant Resources, through several of its subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. The special purpose entities are not consolidated by the Company. As a result of the decision to cancel one of the projects, the commitments were reallocated in June 2002 so that the special purpose entities now have an aggregate financing commitment from equity and debt participants (Investors) of $1.9 billion of which the last $515 million is currently available only if cash collaterized. The availability of the commitment is subject to satisfaction of various conditions, including the obligation to provide cash collateral for the loans and letters of credit outstanding on November 29, 2004. Reliant Resources, through several of its subsidiaries, acts as construction agent for the special purpose entities and is responsible for completing construction of these projects by December 31, 2004, but Reliant Resources has generally limited its risk during construction to an amount not in excess of 89.9% of costs incurred to date, except in certain events. Upon completion of an individual project and exercise of the lease option, Reliant Resources' subsidiaries will be required to make lease payments in an amount sufficient to provide a return to the Investors. If Reliant Resources does not exercise its option to lease any project upon its completion, Reliant Resources must purchase the project or remarket the project on behalf of the special purpose entities. Reliant Resources' ability to exercise the lease option is subject to certain conditions. Reliant Resources must guarantee that the Investors will receive an amount at least equal to 89.9% of their investment in the case of a remarketing sale at the end of construction. At the end of an individual project's initial operating lease term (approximately five years from construction completion), Reliant Resources' subsidiary lessees have the option to extend the lease with the approval of Investors, purchase the project at a fixed amount equal to the original construction cost, or act as a remarketing agent and sell the project to an independent third party. If the lessees elect the remarketing option, they may be required to make a payment of an amount not to exceed 85% of the project cost, if the proceeds from remarketing are not sufficient to repay the Investors. Reliant Resources has guaranteed the performance and payment of its subsidiaries' obligations during the construction periods and, if the lease option is exercised, each lessee's obligations during the lease period. At any time during the construction period or during the lease, Reliant Resources may purchase a facility by paying an amount approximately equal to the outstanding balance plus costs. As of June 30, 2002, the special purpose entities had property, plant and equipment of $1.0 billion, net other assets of $90 million and debt obligations of $1.1 billion. As of June 30, 2002, the special purpose entities had equity from unaffiliated third parties of $40 million.

     Reliant Resources, through its subsidiary, REPG, has entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment. Under the agreement, the bank has agreed to provide up to a maximum aggregate amount of $650 million. REPG and its subagents must cash collateralize their obligation to administer the contracts. This cash collateral is approximately equivalent to the total payments by the bank for the equipment, interest and other fees. As of June 30, 2002, the bank had assumed contracts for the purchase of three turbines, and two heat recovery steam generators with an aggregate cost of $121 million. REPG, or its designee, has the option at any time to purchase, or, at equipment completion, subject to certain conditions, including the agreement of the bank to extend financing, to lease the equipment, or to assist in the remarketing of the equipment under terms specified in the agreement. All costs, including the purchase commitment on the turbines, are the responsibility of the bank. The cash collateral is deposited by REPG or the subagent into a collateral account with the bank and earns interest at LIBOR less 0.15%. Under certain circumstances, the collateral deposit or a portion of it, will be returned to REPG or its designee. Otherwise, it will be retained by the bank. At December 31, 2001 and June 30, 2002, REPG and/or its subagent had deposits of $230 million and $92 million, respectively, in the collateral account. In May 2002, REPG was assigned and exercised a purchase option for a contract for an air cooled condenser totaling $20 million under which payments and interest during construction totaling $8 million had been made. REPG used $8 million of its collateral deposits to complete the purchase. After the purchase, REPG canceled the contract and paid a cancellation payment of $1.7 million to the manufacturer. In January 2002, the bank sold to the parties to the construction agency agreements discussed above, equipment contracts with a total contractual obligation of $258 million, under which payments and interest during construction totaled $142 million. Accordingly, $142 million of collateral deposits were returned to Reliant Resources. While the remaining equipment is not designated for current planned power generation construction projects, Reliant Resources believes the equipment will be used in future projects. Therefore, Reliant Resources anticipates that it will purchase the equipment, but can also assist in the remarketing of the equipment or negotiate to cancel the related contracts.

(g)  REMA Sale/Leaseback Transactions.

     In August 2000, subsidiaries of Reliant Resources entered into separate sale/leaseback transactions with each of the three owner-lessors for the Company's respective 16.45%, 16.67% and 100% interests in the Conemaugh, Keystone and Shawville generating stations, respectively, which Reliant Resources acquired in the REMA acquisition. The lease documents contain some restrictive covenants that restrict REMA's ability to, among other things, make dividend distributions unless REMA satisfies various conditions. As of June 30, 2002, these various conditions were satisfied by REMA. As of December 31, 2001, REMA had $167 million of restricted funds that were available for REMA's working capital needs and to make future lease payments. For additional discussion of these lease transactions, please read Notes 3(a) and 14(b) to the Reliant Energy 10-K/A Notes.

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

     Pursuant to the Price Anderson Act, the maximum liability to the public of owners of nuclear power plants was $9.3 billion as of June 30, 2002. Owners are required under the Price Anderson Act to insure their liability for nuclear incidents and protective evacuations. The Company and the other owners of the South Texas Project currently maintain the required nuclear liability insurance and participate in the industry retrospective rating plan under which the owners of the South Texas Project are subject to maximum retrospective assessments in the aggregate per incident of up to $88 million per reactor. The owners are jointly and severally liable at a rate not to exceed $10 million per incident per year.

     There can be no assurance that all potential losses or liabilities will be insurable, or that the amount of insurance will be sufficient to cover them. Any substantial losses not covered by insurance would have a material effect on the Company's financial condition, results of operations and cash flows.

(i)  Nuclear Decommissioning.

     The Company contributed $14.8 million in 2001 to trusts established to fund its share of the decommissioning costs for the South Texas Project. Pursuant to an October 3, 2001 Order from the Texas Utility Commission, beginning in 2002, the Company will contribute $2.9 million per year to these trusts. There are various investment restrictions imposed upon the Company by the Texas Utility Commission and the Nuclear Regulatory Commission (NRC) relating to the Company's nuclear decommissioning trusts. Additionally, the Company's board of directors has appointed the Nuclear Decommissioning Trust Investment Committee to establish the investment policy of the trusts and oversee the investment of the trusts' assets. The securities held by the trusts for decommissioning costs had an estimated fair value of $169 million as of June 30, 2002, of which approximately 45% were fixed-rate debt securities and the remaining 55% were equity securities. For a discussion of the accounting treatment for the securities held in the Company's nuclear decommissioning trusts, see Note 2(l) to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference. In July 1999, an outside consultant estimated the Company's portion of decommissioning costs to be approximately $363 million. While the current funding levels exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that have not been recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be included in a charge to transmission and distribution customers.

     Pursuant to the terms of the master separation agreement between the Company and Reliant Resources and the applicable NRC regulations, the responsibility for the decommissioning trusts will transfer to Texas Genco at the time of the Restructuring. The Electric Transmission and Distribution business segment will continue to collect charges relating to decommissioning funding from customers and to transmit the amounts collected to Texas Genco for deposit into the decommissioning trusts.

(14) REPORTABLE BUSINESS SEGMENTS

     The Company's determination of reportable business segments considers the strategic operating units under which the Company manages sales, allocates resources and assesses performance of various products and services to wholesale or retail customers in differing regulatory environments. The Company has identified the following reportable business segments: Electric Transmission and Distribution, Electric Generation, Natural Gas Distribution, Pipelines and Gathering, Wholesale Energy, European Energy, Retail Energy and Other Operations. Effective with the deregulation of the Texas electric industry beginning January 1, 2002, the basis of business segment reporting has changed for the Company's electric operations. Although the Company's retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in January 2002. Sales of electricity in 2002 prior to such meter reading are reflected in the Electric Transmission and Distribution business segment. The Texas generation operations of Reliant Energy's former integrated utility, Reliant Energy HL&P, are now a separate reportable business segment, whereas they previously had been part of the Electric Operations business segment. The remaining transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment, which also includes all impacts from generation-related regulatory assets recoverable by the regulated utility, including the ECOM true-up component of stranded costs. In 2001, Latin America was a separate business segment, but is now reported in the Other Operations business segment beginning in 2002. Reportable business segments from 2001 have been restated to conform to the 2002 presentation. Note that estimates have been used to separate historical, pre-January 1, 2002, Electric Generation business segment data from the Electric Transmission and Distribution segment (see notes to the following tables). For descriptions of these reportable business segments, see Note 1 to the Reliant Energy 10-K/A Notes.

     Beginning in the first quarter of 2002, the Company began to evaluate business segment performance on an earnings (loss) before interest expense, minority interest and income taxes (EBIT) basis. Prior to 2002, the Company evaluated performance based upon operating income. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by analysts and investors to analyze and compare companies on the basis of operating performance. EBIT is not defined under accounting principles generally accepted in the United States of America (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, the Company's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion.

     Financial data for the reportable business segments are as follows:

                                                       FOR THE THREE MONTHS ENDED JUNE 30, 2001
                                                     ----------------------------------------------
                                                                          NET
                                                     REVENUES FROM    INTERSEGMENT
                                                     NON-AFFILIATES     REVENUES           EBIT
                                                     --------------   ------------    -------------
                                                                     (IN MILLIONS)
Electric Transmission and Distribution (2)...........  $     1,523     $       --      $       271
Electric Generation (2)..............................           --             957              83
Natural Gas Distribution.............................          856              32             (41)
Pipelines and Gathering..............................           50              46              34
Wholesale Energy.....................................        7,534             126             298
European Energy......................................          276              --              62
Retail Energy (3)....................................           25              11              (2)
Other Operations.....................................           28               1             (24)
Eliminations/Other...................................           --          (1,173)             17
                                                       -----------     -----------   -------------
Consolidated.........................................  $    10,292     $        --   $         698
                                                       ===========     ===========   =============



                                                        FOR THE THREE MONTHS ENDED JUNE 30, 2002
                                                     -----------------------------------------------
                                                                          NET
                                                     REVENUES FROM   INTERSEGMENT
                                                     NON-AFFILIATES     REVENUES          EBIT
                                                     --------------  -------------    ------------
                                                                    (IN MILLIONS)
Electric Transmission and Distribution (1)...........  $       352     $       186    $        277
Electric Generation (2)..............................          100             314             (26)
Natural Gas Distribution.............................          779              18              14
Pipelines and Gathering..............................           61              41              41
Wholesale Energy.....................................        6,430              65              31
European Energy......................................          641              --             105
Retail Energy (3)....................................        1,420               5             205
Other Operations.....................................            7              --             (15)
Eliminations/Other...................................           --            (629)              2
                                                       -----------     -----------   -------------
Consolidated.........................................  $     9,790     $        --   $         634
                                                       ===========     ===========   =============

                                                                                                          AS OF
                                                                                                       DECEMBER 31,
                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2001            2001
                                                     ---------------------------------------------     ------------
                                                                          NET
                                                     REVENUES FROM    INTERSEGMENT
                                                     NON-AFFILIATES     REVENUES           EBIT        TOTAL ASSETS
                                                     --------------   ------------     -----------     ------------
                                                                             (IN MILLIONS)
Electric Transmission and Distribution (2)...........  $     2,913     $       --      $       441     $     7,689
Electric Generation (2)..............................           --           1,933             112           4,323
Natural Gas Distribution.............................        3,125              86              96           3,732
Pipelines and Gathering..............................          125             101              73           2,361
Wholesale Energy.....................................       15,585             435             527           8,290
European Energy......................................          524              --              83           3,380
Retail Energy (3)....................................           39              24              (5)            391
Other Operations.....................................           58               1            (155)          1,485
Eliminations/Other...................................           --          (2,580)             26            (941)
                                                       -----------     -----------   -------------   -------------
Consolidated.........................................  $    22,369     $        --   $       1,198   $      30,710
                                                       ===========     ===========   =============   =============

                                                                                                          AS OF
                                                         FOR THE SIX MONTHS ENDED JUNE 30, 2002       JUNE 30, 2002
                                                     ---------------------------------------------    -------------
                                                                          NET
                                                     REVENUES FROM    INTERSEGMENT
                                                     NON-AFFILIATES     REVENUES          EBIT        TOTAL ASSETS
                                                     --------------   ------------     -----------    -------------
                                                                              (IN MILLIONS)
Electric Transmission and Distribution (1)...........  $       755     $       366     $       536     $     8,278
Electric Generation (2)..............................          195             544             (78)          4,631
Natural Gas Distribution.............................        1,957              20             124           3,476
Pipelines and Gathering..............................          112              82              79           2,371
Wholesale Energy.....................................       11,837             172             145          14,195
European Energy......................................        1,176              --             123           3,561
Retail Energy (3)....................................        2,392              12             254           1,754
Other Operations.....................................           10              --             (28)          1,879
Eliminations/Other...................................           --          (1,196)              2          (1,941)
                                                       -----------     -----------   -------------   -------------
Consolidated.........................................  $    18,434     $        --   $       1,157   $      38,204
                                                       ===========     ===========   =============   =============

----------

     (1) Retail customers remained regulated customers of Reliant Energy HL&P, an unincorporated division of the Company, through the date of their first meter reading in January 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment.

     (2) For 2001, revenues were derived based on an allowed regulatory rate of return on invested capital with Reliant Energy HL&P being the sole customer of the Electric Generation business segment. Expenses, such as fuel and cost of gas sold, operations and maintenance and depreciation and amortization, and assets, such as property, plant and equipment and inventory, were specifically identified by function and reported accordingly. Various allocations were used to disaggregate other common expenses, assets and liabilities between the Electric Generation and the Electric Transmission and Distribution business segments. Interest expense was calculated based upon an allocation methodology that charged the Electric Generation business segment with financing and equity costs from Reliant Energy in proportion to its share of total net assets prior to the effects of deregulation. For 2002, the Electric Generation business segment's operations reflect market prices for power established by capacity auctions.

     (3) Reliant Resources' Retail Energy business segment became a provider of retail electricity in Texas when that market began opening to retail competition in late 2001 and fully opened to retail competition in January 2002. As a retail electric provider, Reliant Resources' Retail Energy business segment generally procures or buys electricity from wholesale generators at unregulated rates, sells electricity at generally unregulated rates to retail customers and pays the local transmission and distribution regulated utilities a regulated tariff rate for delivering electricity. In January 2002, Reliant Resources' Retail Energy business segment began to provide retail electric services to all of the approximately 1.7 million customers of Reliant Energy HL&P's electric utility located in its service area who did not take action to select another retail electric provider.

     Reconciliation of Operating Income to EBIT and EBIT to Net Income Attributable to Common Stockholders:

                                                               THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                               ---------------------------    --------------------------
                                                                  2001            2002           2001            2002
                                                               -----------     -----------    -----------    -----------
                                                                                      (IN MILLIONS)
Operating income ...........................................    $      610     $      621     $    1,069     $    1,138
Unrealized gain (loss) on AOL Time Warner
  investment ...............................................           331           (230)           468           (448)
Unrealized (loss) gain on indexed debt securities ..........          (329)           219           (464)           422
Income from equity investment of unconsolidated
  subsidiaries .............................................            52              5             64              9
Other income, net ..........................................            34             19             61             36
                                                                ----------     ----------     ----------     ----------
EBIT .......................................................           698            634          1,198          1,157
Interest expense ...........................................          (150)          (205)          (328)          (359)
Distribution on trust preferred securities .................           (14)           (14)           (28)           (28)
Minority interest ..........................................           (35)           (31)           (34)           (47)
                                                                ----------     ----------     ----------     ----------
Income before income taxes and cumulative effect
  of accounting change .....................................           499            384            808            723
Income tax expense .........................................          (183)          (148)          (291)          (262)
Cumulative effect of accounting change .....................            --             --             61             --
                                                                ----------     ----------     ----------     ----------
Net income attributable to common stockholders .............    $      316     $      236     $      578     $      461
                                                                ==========     ==========     ==========     ==========

(15) SUBSEQUENT EVENTS

(a)  Exchange of Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS).

     From July 1, 2002 through August 9, 2002, holders of approximately 12% of the ZENS outstanding exercised their right to exchange their ZENS for cash, resulting in aggregate cash payments by Reliant Energy of $33 million. Holders of ZENS submitted for exchange are entitled to receive a cash payment equal to 95% of the market value of the reference shares of AOL Time Warner common stock. There are 1.5 reference shares of AOL Time Warner common stock for each of the
17.2 million ZENS units originally issued. The exchange market value is calculated using the average closing price per share of AOL Time Warner common stock on the New York Stock Exchange on one or more trading days following the notice date. Payment must be made no later than ten trading days following the notice date. The Company recorded a gain of $9 million related to the liquidation of the AOL Time Warner common stock.

     A subsidiary of Reliant Energy owns the reference shares of AOL Time Warner common stock and has elected to liquidate such holdings in an amount sufficient to make the cash payments. In connection with exchanges through August 9, 2002, Reliant Energy received net proceeds of $31 million from the liquidation of 3.1 million shares of AOL Time Warner common stock at an average price of $10 per share.

(b)  Sale of Receivables.

     In July 2002, Reliant Resources entered into an arrangement (Receivables Facility) with a financial institution to sell an undivided interest in accounts receivable from residential and small commercial retail electric customers under which, on an ongoing basis, a maximum of $250 million can be sold from a designated pool. The term of the Receivables Facility is one year and may be renewed at Reliant Resources' option and the option of the financial institutions participating in the Receivables Facility. Reliant Resources received net proceeds in an initial amount of $230 million. The amount of funding available to Reliant Resources under the Receivables Facility will fluctuate based on the amount of receivables available. The Receivables Facility may be increased to an amount greater than $250 million on a seasonal basis, subject to the availability of receivables and approval by the participating financial institutions. Pursuant to the Receivables Facility, Reliant Resources formed a qualified special purpose entity

(QSPE), a bankruptcy remote subsidiary. The QSPE was formed for the sole purpose of buying and selling receivables generated by Reliant Resources. Reliant Resources, irrevocably and without recourse, will transfer receivables to the QSPE. The QSPE, in turn, will sell an undivided interest in these receivables to the participating financial institutions. Reliant Resources is not ultimately liable for any failure of payment of the obligors on the receivables. Reliant Resources has, however, guaranteed the obligations of the sellers and the servicer of the receivables under the related documents.

     The two-step transaction is accounted for as a sale of receivables under the provisions of SFAS No. 140 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" (SFAS No. 140), and, as a result, the related receivables will be excluded from the Consolidated Balance Sheet. Costs associated with the sale of receivables, primarily the discount and loss on sale, will be included in other expense in the Statement of Consolidated Income.

(c)  Refinancing of Certain REPGB Debt.

     During July 2002, REPGB renewed its 364-day revolving credit facility for another year. The term of this facility is now scheduled to expire in July 2003. The amount of the credit facility was reduced from Euro 250 million (approximately $248 million) to Euro 184 million (approximately $182 million). An option was added that permits REPGB to utilize up to Euro 100 million of the facility for letters of credit. The revolving credit facility bears interest at the rate of EURIBOR plus a margin, depending on REPGB's credit rating. As of August 9, 2002, the facility bears interest at an annual rate of 4.77%. The credit facility contains certain covenants and negative pledges that must be met by REPGB to borrow funds or obtain letters of credit, that require REPGB to, among other things, maintain a ratio of net balance sheet debt to the sum of net balance sheet debt and total equity of 0.60 to 1.00. These covenants are not anticipated to materially restrict Reliant Resources from borrowing funds or obtaining letters of credit, as applicable, under this facility.

(d)  Credit Ratings.

Reliant Energy (to become CenterPoint Energy subsequent to the Restructuring)

     On July 31, 2002, Moody's downgraded the senior unsecured long-term debt ratings of Reliant Energy and Reliant Energy FinanceCo II LP to Baa2 from Baa1 and left the securities on review for a potential downgrade. Moody's placed the long-term and short-term ratings of Reliant Energy and RERC Corp. on review for potential downgrade.

     On July 31, 2002, S&P affirmed the corporate credit rating of Reliant Energy as BBB+ in anticipation that it will spin off its ownership interest of Reliant Resources by late September 2002.

     Consistent with the expected ratings announced February 8, 2001, Fitch downgraded the long-term ratings of Reliant Energy and RERC Corp. on July 18, 2002. The senior unsecured long-term debt ratings of Reliant Energy and RERC Corp. are now BBB- and BBB, respectively. A negative outlook was also announced.

     Reliant Energy cannot assure that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered again. Reliant Energy notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised or withdrawn at any time by such rating agency. Each rating should be evaluated independently of any other rating. Any future incremental reduction or withdrawal of one or more of Reliant Energy's credit ratings could have a material adverse impact on its ability to access capital on acceptable terms, including its ability to refinance debt obligations as they mature.

     Should Reliant Energy's credit ratings fall below investment grade, Reliant Energy expects that any credit support required of it by its commercial and industrial trading counterparties would not be material.

Reliant Resources (unregulated businesses)

     Credit ratings impact Reliant Resources' ability to obtain short- and long-term financing, the cost of such financing and the execution of its commercial strategies. As of August 9, 2002, Reliant Resources' credit ratings for its senior unsecured debt were as follows:

DATE ASSIGNED                     RATING AGENCY                    RATING
-------------                     -------------                    ------
July 31, 2002                     Moody's (1)                      Ba3, review for potential downgrade
August 7, 2002                    Fitch (2)                        BBB-, rating watch negative
July 31, 2002                     Standard & Poor's (3)            BBB-, credit watch with negative implications

----------

(1) On July 31, 2002, Moody's downgraded the issuer rating and bank loan ratings assigned to Reliant Resources to Ba3 from Baa3 and assigned a senior implied rating of Ba3. Moody's stated in its press release that Reliant Resources' downgrade reflects Moody's view that Reliant Resources' cash flow from operations is unpredictable relative to Reliant Resources' debt load and Reliant Resources' financial flexibility is limited. Going forward, the review for downgrade will focus on: 1) the timing for stabilization of cash flow in Reliant Resources' Wholesale Energy business segment; 2) Reliant Resources' ability to refinance its bank debt and the terms of such refinancings; 3) the resolution of various government investigations into trading improprieties, including round trip trades; and 4) Reliant Resources' ability to execute its business plan including the implementation of cost cutting measures.

(2) On August 7, 2002, Fitch downgraded Reliant Resources' senior unsecured debt rating to BBB- from BBB. The ratings remain on rating watch negative. The rating action reflects Reliant Resources' reduced financial flexibility and the substantial debt refinancing burden Reliant Resources faces over the next several months.

(3) On July 31, 2002, S&P lowered Reliant Resources' corporate credit ratings and those of its rated subsidiaries to BBB- from BBB. The ratings remain on credit watch with negative implications. S&P stated in its press release that the ratings action reflects Reliant Resources' downgrade by another rating agency to non-investment grade, and the increased collateral calls that will be triggered by this action.

     Reliant Resources cannot assure that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered again. Reliant Resources notes that these credit ratings are not recommendations to buy, sell or hold its securities and may be revised or withdrawn at any time by such rating agency. Each rating should be evaluated independently of any other rating. Any future incremental reduction or withdrawal of one or more of Reliant Resources' credit ratings could have an additional material adverse impact on its ability to access capital on acceptable terms, including its ability to refinance debt obligations as they mature. Reliant Resources' financial and operational flexibility is likely to be reduced as a result of more restrictive covenants, the requirement for security and other terms that are typically imposed on split-rated or sub-investment grade borrowers.

     Reliant Resources has commercial arrangements that have been adversely impacted by its recent downgrade to sub-investment grade by Moody's. Reliant Resources also has numerous commercial arrangements that would be further adversely impacted in the event of any downgrades to sub-investment grade by Fitch or Standard & Poor's. These commercial arrangements primarily include: (a) commercial contracts and/or guarantees related to Reliant Resources' wholesale and retail trading, marketing, risk management and hedging activities; (b) certain Texas Utility Commission requirements related to the credit strength of retail electric providers in the State of Texas; and (c) surety bonds and contractual obligations related to the development and construction or refurbishment of power plants and related facilities.

     In most cases, the consequences of ratings downgrades are limited to the requirement by Reliant Resources' counterparties that Reliant Resources provides credit support to the counterparties in the form of a pledge of cash collateral, a letter of credit or other similar credit support. In some instances, if Reliant Resources' credit ratings decline below certain credit rating thresholds, its trading partners and other commercial counterparties may refuse to trade with Reliant Resources or trade only on terms less favorable to them. In addition, certain of Reliant Resources' retail electricity contracts with large commercial, industrial and institutional customers of the Retail Energy business segment provide the customers the ability to terminate their contract early if Reliant Resources' unsecured debt ratings fall below investment grade or if its investment grade ratings are withdrawn entirely by a rating agency.

     Reliant Resources is working with its various commercial counterparties so as to minimize their possible demands for credit support and in order to minimize the disruption to Reliant Resources' normal commercial activities. In addition, Reliant Resources has been working with many counterparties to reduce the magnitude of the collateral they must post in support of its obligations to such counterparties.

     As of August 9, 2002, Reliant Resources has posted cash collateral and letters of credit in support of various obligations in the amount of $263 million and $350 million, respectively. These relate primarily to commercial activities in Reliant Resources' Wholesale and Retail businesses. Reliant Resources expects these collateral requirements to grow, and, in the event that S&P were to reduce the credit rating of Reliant Resources to below investment grade, Reliant Resources estimates that they would post additional credit support (cash and letters of credit) of up to approximately $570 million over time, excluding the effects of commodity price volatility. As of August 9, 2002, Reliant Resources had $1.2 billion in unrestricted available cash and short-term investments and $188 million available under committed corporate credit facilities. These amounts are available to meet the possible future requirements for credit support related to Reliant Resources' credit ratings.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS OF RELIANT ENERGY AND SUBSIDIARIES

     The following discussion and analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

                                    OVERVIEW

     We currently engage directly in electric generation, transmission and distribution in a 5,000-square mile area of the Texas Gulf Coast that includes Houston. Our wholly owned subsidiary, Reliant Energy Resources Corp. (RERC Corp.), owns distribution systems that together form one of the United States' largest natural gas distribution operations in terms of customers served, as well as two interstate natural gas pipelines. We also own approximately 83% of the outstanding stock of Reliant Resources, Inc. (Reliant Resources), which owns and operates electric generation plants and engages in various unregulated energy service and trading businesses.

     We are in the process of separating our regulated and unregulated businesses into two publicly traded companies that will be independent of each other: CenterPoint Energy, Inc. (CenterPoint Energy) and Reliant Resources. CenterPoint Energy will be a holding company created as part of a corporate restructuring of our businesses in compliance with the Texas electric restructuring law. See "-The Restructuring" below. Following the restructuring, CenterPoint Energy's wholly owned operating subsidiaries will own and operate our electric generation plants in Texas, our electric transmission and distribution facilities, and our natural gas distribution facilities and natural gas pipelines. CenterPoint Energy's wholly owned subsidiaries will include:

     o CenterPoint Energy Houston Electric, LLC, which will engage in our electric transmission and distribution business in the Texas Gulf Coast area;

     o Texas Genco, LP, which will own and operate our Texas generating plants; and

     o    CenterPoint Energy Resources Corp. (currently RERC Corp.).

     Our 83%-ownership interest in Reliant Resources is expected to be distributed to CenterPoint Energy's shareholders shortly after the holding company restructuring. Reliant Resources will continue to engage in:

     o domestic unregulated power generation and energy trading and marketing operations;

     o retail electric, telecommunications and internet services businesses (including the Texas retail electric business in which we engaged directly as an integrated electric utility prior to January 1, 2002); and

     o    European power generation and energy trading and marketing operations.

     In this section we discuss our results of operations on a consolidated basis and individually for each of our business segments. We also discuss our liquidity, capital resources and critical accounting policies. Our financial reporting business segments include the following which will be continued at CenterPoint Energy:

     o    Electric Transmission and Distribution,

     o    Electric Generation,

     o    Natural Gas Distribution,

     o    Pipelines and Gathering, and

     o    Other Operations;

and the following which will be continued at Reliant Resources:

     o    Wholesale Energy,

     o    European Energy, and

     o    Retail Energy.

     Effective with the full deregulation of sales of electric energy to retail customers in Texas beginning January 1, 2002, power generators and retail electric providers in Texas ceased to be subject to traditional cost-based regulation. Since that date, we have sold generation capacity, energy and ancillary services related to these functions at prices determined by the market. Our transmission and distribution services remain subject to rate regulation.

     Beginning January 1, 2002, the basis of business segment reporting has changed for our Texas electric operations. Although our retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of our former integrated electric utility, Reliant Energy HL&P, through the date of their first meter reading in 2002. Sales of electricity to retail customers in 2002 prior to this meter reading are reflected in the Electric Transmission and Distribution business segment. The Texas generation operations of Reliant Energy HL&P are now a separate reportable business segment, Electric Generation, whereas they previously had been part of the Electric Operations business segment. The remaining transmission and distribution function is now reported separately in the Electric Transmission and Distribution business segment. In 2001, Latin America was a separate business segment, but is now reported in the Other Operations business segment beginning in 2002. Reportable business segments from 2001 have been restated to conform to the 2002 presentation. For business segment reporting information, please read Notes 1 and 14 to our Interim Financial Statements, which notes are incorporated by reference herein.

The Restructuring

     In December 2000, we transferred a significant portion of our unregulated businesses to Reliant Resources, which, at the time, was a wholly owned subsidiary. Reliant Resources conducted an initial public offering of approximately 20% of its common stock in May 2001. In December 2001, our shareholders approved an agreement and plan of merger by which, subject to regulatory approvals, the following will occur (which we refer to herein as the Restructuring):

     o CenterPoint Energy will become the holding company for the Reliant Energy group of companies;

     o Reliant Energy and its subsidiaries will become subsidiaries of CenterPoint Energy; and

     o each share of Reliant Energy common stock will be converted into one share of CenterPoint Energy common stock.

     After the Restructuring, we plan, subject to further corporate approvals, market and other conditions, to complete the separation of our regulated and unregulated businesses by distributing the shares of common stock of Reliant Resources that we own to our shareholders (which we refer to herein as the Distribution). We currently expect to complete the Restructuring by August 31, 2002 and the Distribution early in the fall of 2002. However, no assurance can be provided that the Distribution will occur as described above or that it will occur within this time period. From the consummation of the Restructuring until the Distribution, CenterPoint Energy expects that it will do business under the name Reliant Energy, Incorporated and that CenterPoint Energy's common stock will trade under the symbol "REI".

     On July 5, 2002, we received an order from the Securities and Exchange Commission (SEC) approving our restructuring plan and the Distribution under the Public Utility Holding Company Act of 1935 (1935 Act). On July 31, 2002, we received a private letter ruling from the Internal Revenue Service which confirms that the Distribution will be tax-free to Reliant Energy and its shareholders.

     Contemporaneous with the Restructuring, CenterPoint Energy expects to register and become subject, with its subsidiaries, to regulation as a registered holding company system under the 1935 Act. The 1935 Act directs the SEC to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

     In connection with the Restructuring, in order to enable CenterPoint Energy ultimately to satisfy the requirements for an exemption from regulation as a registered holding company under the 1935 Act, we are seeking authority to divide the gas distribution businesses conducted by RERC Corp.'s three unincorporated gas distribution divisions, Reliant Energy Entex, Reliant Energy Arkla and Reliant Energy Minnegasco, among three separate entities. The entity that will hold the Reliant Energy Entex assets will also hold ownership of Reliant Energy Resources' natural gas pipelines and gathering business. We have obtained approval of these transactions from the public service commissions of Minnesota, Louisiana, Mississippi, Oklahoma and Arkansas. Although we expect this business restructuring of RERC Corp. can be completed, we can provide no assurance that this will, in fact, occur, or that CenterPoint Energy will ultimately be exempt from registration under the 1935 Act. For further information on the RERC Corp. restructuring, see "Our Business --RERC Corp. Restructuring" in Item 1 of the Reliant Energy Form 10-K/A, which is incorporated by reference herein.

       EFFECTS OF RESTATEMENT ON THE INTERIM FINANCIAL STATEMENTS FOR THE
                    THREE AND SIX MONTHS ENDED JUNE 30, 2001

     As more fully described and previously reported in Note 1 to the Reliant Energy 10-K/A Notes, which note is incorporated by reference herein, on May 9, 2002, Reliant Resources, an entity in which Reliant Energy owns approximately 83% of the outstanding common stock, determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price, which the personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades (round trip trades). The Audit Committees of each of the Boards of Directors of Reliant Resources and Reliant Energy (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     We report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both our revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on our reported cash flows, operating income or net income.

     Based on Reliant Resources' review, Reliant Resources determined that it engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigations were consistent with the results of Reliant Resources' review. The round trip trades were for 20 million megawatt hours
(MWh) and 41 MWh of power for the three and six months ended June 30, 2001, respectively, and 46 billion cubic feet (Bcf) of natural gas for the three and six months ended June 30, 2001.

     These transactions, referred to above, collectively had the effect of increasing revenues, fuel and cost of gas sold expense and purchased power expense by $1.4 billion, $131 million and $1.3 billion, respectively, for the three months ended June 30, 2001 and by $2.6 billion, $131 million and $2.5 billion, respectively, for the six months ended June 30, 2001.

     In the course of Reliant Resources' review, Reliant Resources also identified and determined that they should record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $17 million and $19 million for the three and six months ended June 30, 2001, respectively. These transactions were originally recorded on a gross basis.

     In addition, during the May 2001 through September 2001 time frame, Reliant Resources entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed with the same counterparty. The contracts in each structure were offsetting in the aggregate in terms of physical attributes. The transactions that settled during the three and six months ended June 30, 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $323 million of revenues, $161 million in fuel and cost of gas sold and $162 million of purchased power expense being recognized in each period. Having further reviewed the transactions, Reliant Resources now believes these transactions should have been accounted for on a net basis.

     The consolidated financial statements for the three and six months ended June 30, 2001 have been restated from amounts previously reported to reflect the transactions discussed above on a net basis. The restatement had no impact on previously reported consolidated cash flows, operating income or net income. A summary of the principal effects of the restatement on our interim financial statements are set forth in Note 1 to our Interim Financial Statements.

                       CONSOLIDATED RESULTS OF OPERATIONS

                                                             THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                           ------------------------------      ------------------------------
                                                              2001              2002              2001               2002
                                                           ------------      ------------      ------------      ------------
                                                                          (IN MILLIONS, EXCEPT PER SHARE DATA)
Revenues .............................................     $     10,292      $      9,790      $     22,369      $     18,434
Operating Expenses ...................................           (9,682)           (9,169)          (21,300)          (17,296)
                                                           ------------      ------------      ------------      ------------
Operating Income .....................................              610               621             1,069             1,138
Unrealized Gain (Loss) on AOL Time Warner
  Investment .........................................              331              (230)              468              (448)
Unrealized (Loss) Gain on Indexed Debt Securities ....             (329)              219              (464)              422
Income from Equity Investments in Unconsolidated
  Subsidiaries .......................................               52                 5                64                 9
Other Income, net ....................................               34                19                61                36
                                                           ------------      ------------      ------------      ------------
Earnings Before Interest and Taxes ...................              698               634             1,198             1,157
Interest Expense .....................................             (150)             (205)             (328)             (359)
Distribution on Trust Preferred Securities ...........              (14)              (14)              (28)              (28)
Minority Interest ....................................              (35)              (31)              (34)              (47)
                                                           ------------      ------------      ------------      ------------
Income Before Income Taxes and Cumulative Effect .....              499               384               808               723
  of Accounting Change
Income Tax Expense ...................................             (183)             (148)             (291)             (262)
Cumulative Effect of Accounting Change, net of tax ...               --                --                61                --
                                                           ------------      ------------      ------------      ------------
Net Income Attributable to Common Stockholders .......     $        316      $        236      $        578      $        461
                                                           ============      ============      ============      ============

Basic Earnings Per Share .............................     $       1.09      $       0.79      $       2.01      $       1.55
Diluted Earnings Per Share ...........................     $       1.08      $       0.79      $       1.99      $       1.55

Three months ended June 30, 2001 compared to three months ended June 30, 2002

     Net Income. We reported consolidated net income of $236 million ($0.79 per diluted share) for the three months ended June 30, 2002 compared to $316 million ($1.08 per diluted share) for the three months ended June 30, 2001. The 2001 results reflect a $33 million after-tax gain recorded in equity income related to a preacquisition contingency for the value of SEP, the coordinating body for the Dutch electricity generating sector, offset by related minority interest of $6 million. Effective January 1, 2002, we discontinued amortizing goodwill in accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets" (SFAS No. 142). During the second quarter of 2001, we recognized $21 million of goodwill amortization expense. The decrease in net income attributable to common stockholders for the second quarter of 2002 as compared to the second quarter of 2001 was primarily due to the following:

     o a $267 million decrease in earnings before interest and taxes (EBIT) from Reliant Resources' Wholesale Energy business segment;

     o a $104 million decrease in EBIT from our Electric business segments, reflecting the movement of a portion of this business to Reliant Resources' Retail Energy business segment;

     o a $13 million negative impact related to our investment in AOL Time Warner securities and related indexed debt securities; and

     o    a $55 million increase in interest expense.

The above items were partially offset by:

     o a $207 million increase in EBIT from Reliant Resources' Retail Energy business segment;

     o a $55 million increase in EBIT from our Natural Gas Distribution business segment; and

     o a $43 million increase in EBIT from Reliant Resources' European Energy business segment.

     Earnings Before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "- Earnings Before Interest and Income Taxes by Business Segment."

     Interest Expense. We incurred interest expense of $205 million during the three months ended June 30, 2002 compared to $150 million in the same period of 2001. The increase in interest expense of $55 million resulted primarily from increased borrowing levels due to the acquisition of Orion Power Holdings, Inc. (Orion Power) on February 19, 2002 as discussed in Note 5 to our Interim Financial Statements, which note is incorporated by reference herein.

     Income Tax Expense. During the three months ended June 30, 2001 and 2002, our effective tax rate was 36.7% and 38.6%, respectively. The increase in the effective tax rate for the second quarter of 2002 compared to the second quarter of 2001 was primarily due to higher taxes on Reliant Energy Power Generation Benelux N.V.'s (REPGB) earnings offset by the discontinuance of goodwill amortization in accordance with SFAS No. 142. In 2001, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of a tax holiday for the Dutch electricity industry. In 2002, REPGB's earnings in the Netherlands are subject to the standard Dutch corporate income tax rate, which is currently 34.5%.

Six months ended June 30, 2001 compared to six months ended June 30, 2002

     Net Income. We reported consolidated net income of $461 million ($1.55 per diluted share) for the six months ended June 30, 2002 compared to $578 million ($1.99 per diluted share) for the six months ended June 30, 2001. The 2001 results reflect a $61 million after-tax non-cash gain from the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133). For additional discussion of the adoption of SFAS No. 133, please read Note 5 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference. Effective January 1, 2002, we discontinued amortizing goodwill in accordance with SFAS No. 142. During the first six months of 2001, we recognized $42 million of goodwill amortization expense. The decrease in net income attributable to common stockholders for the six months ended June 30, 2002 as compared to the same period in 2001 was primarily due to the following:

     o a $382 million decrease in EBIT from Reliant Resources' Wholesale Energy business segment;

     o a $95 million decrease in EBIT from our Electric business segments, reflecting the movement of a portion of this business to Reliant Resources' Retail Energy business segment;

     o a $30 million negative impact related to our investment in AOL Time Warner securities and related indexed debt securities;

     o a $13 million increase in minority interest expense primarily related to minority interest in Reliant Resources as a result of the initial public offering of Reliant Resources' common stock in May 2001;

     o a $61 million after-tax non-cash gain in the first six months of 2001 from the adoption of SFAS No. 133; and

     o    a $31 million increase in interest expense.

The above items were partially offset by:

     o a $101 million pre-tax ($65 million after-tax), non-cash charge incurred in the first quarter of 2001 relating to the redesign of some of our benefit plans in anticipation of our separation from Reliant Resources;

     o a $259 million increase in EBIT from Reliant Resources' Retail Energy business segment;

     o a $28 million increase in EBIT from our Natural Gas Distribution business segment; and

     o a $40 million increase in EBIT from Reliant Resources' European Energy business segment.

     Earnings Before Interest and Income Taxes. For an explanation of changes in EBIT, please read the discussion below under "- Earnings Before Interest and Income Taxes by Business Segment."

     Interest Expense. We incurred interest expense of $359 million during the six months ended June 30, 2002 compared to $328 million in the same period of 2001. The increase in interest expense of $31 million resulted primarily from increased borrowing levels due to the acquisition of Orion Power on February 19, 2002 as discussed in Note 5 to our Interim Financial Statements.

     Income Tax Expense. During the six months ended June 30, 2001 and 2002, our effective tax rate was 36.0% and 36.3%, respectively. The increase in the effective tax rate for the first six months of 2002 compared to the first six months of 2001 was primarily due to higher taxes on REPGB's earnings offset by the discontinuance of goodwill amortization in accordance with SFAS No. 142. In 2001, the earnings of REPGB were subject to a zero percent Dutch corporate income tax rate as a result of a tax holiday for the Dutch electricity industry. In 2002, REPGB's earnings in the Netherlands are subject to the standard Dutch corporate income tax rate, which is currently 34.5%.

     As discussed in Note 14(h) to the Reliant Energy 10-K/A Notes and Note 13(e) to our Interim Financial Statements, which notes are incorporated by reference herein, the Dutch parliament has adopted legislation allocating to the Dutch generation sector, including REPGB, financial responsibility for certain stranded costs and other liabilities incurred by NEA prior to the deregulation of the Dutch wholesale market. These obligations include NEA's obligations under an out-of-market gas supply contract and three out-of-market electricity contracts. REPGB's allocated share of these liabilities is 22.5%. As a result, Reliant Resources recorded a net stranded cost liability of $369 million and a related deferred tax asset of $127 million at December 31, 2001 for their statutorily allocated share of these gas supply and electricity contracts. Prior to the second quarter of 2002, Reliant Resources believed that the costs incurred by REPGB subsequent to the tax holiday ending in 2001 related to these contracts would be deductible for Dutch tax purposes. However, due to uncertainties related to the deductibility of these costs, Reliant Resources recorded an offsetting liability in other liabilities in the consolidated financial statements of $127 million as of December 31, 2001. Reliant Resources now believes, based upon discussions with the Dutch tax authorities, obtaining a tax deduction for these costs will require litigation in the Netherlands, and accordingly, has reversed both the deferred tax assets and related liability in the second quarter of 2002.

          EARNINGS BEFORE INTEREST AND INCOME TAXES BY BUSINESS SEGMENT

     The following table presents EBIT for each of our business segments for the three and six months ended June 30, 2001 and 2002. EBIT represents earnings
(loss) before interest expense, minority interest and income taxes. EBIT, as defined, is shown because it is a widely accepted measure of financial performance used by analysts and investors to analyze and compare companies on the basis of operating performance. It is not defined under generally accepted accounting principles, and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with accounting principles generally accepted in the United States (GAAP) and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. For a reconciliation of our business segments' operating income
(loss) to EBIT and EBIT to net income, please read Note 14 to our Interim Financial Statements.

                                                        THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                        ---------------------------      --------------------------
                                                           2001             2002            2001            2002
                                                        ----------       ----------      ----------      ----------
                                                                              (IN MILLIONS)
Electric Transmission and Distribution ............     $      271       $      277      $      441      $      536
Electric Generation ...............................             83              (26)            112             (78)
Natural Gas Distribution ..........................            (41)              14              96             124
Pipelines and Gathering ...........................             34               41              73              79
Wholesale Energy ..................................            298               31             527             145
European Energy ...................................             62              105              83             123
Retail Energy .....................................             (2)             205              (5)            254
Other Operations ..................................            (24)             (15)           (155)            (28)
Eliminations/Other ................................             17                2              26               2
                                                        ----------       ----------      ----------      ----------
      Total Consolidated EBIT .....................     $      698       $      634      $    1,198      $    1,157
                                                        ==========       ==========      ==========      ==========

ELECTRIC BUSINESS SEGMENTS

     For information regarding factors that may affect the future results of operations of our Electric business segments, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Electric Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following tables provide summary data, including EBIT, of our Electric business segments for the three months and six months ended June 30, 2001 and 2002:

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                               JUNE 30, 2001        JUNE 30, 2001
                                                            ------------------     ----------------
Operating Revenues:                                                       (IN MILLIONS)
  Electric Revenues ...................................        $        1,523        $        2,913
                                                               --------------        --------------
    Total Operating Revenues ..........................                 1,523                 2,913
Operating Expenses:
  Fuel and Purchased Power ............................                   721                 1,507
  Operation and Maintenance ...........................                   224                   472
  Depreciation and Amortization .......................                   129                   208
  Other Operating Expenses ............................                   107                   198
                                                               --------------        --------------
    Total Operating Expenses ..........................                 1,181                 2,385
Operating Income ......................................                   342                   528
Other Income, net .....................................                    12                    25
                                                               --------------        --------------
Earnings Before Interest and Income Taxes .............        $          354        $          553
                                                               ==============        ==============

Electric Sales Including Unbilled (GWh(1)):
  Residential .........................................                 5,785                 9,736
  Commercial ..........................................                 4,540                 8,509
  Industrial ..........................................                 8,507                15,945
  Other ...............................................                   381                   677
                                                               --------------        --------------
  Total Sales Including Unbilled ......................                19,213                34,867
                                                               ==============        ==============

----------

(1)  Gigawatt hours

                                                                        THREE MONTHS ENDED JUNE 30, 2002
                                                        ---------------------------------------------------------------
                                                          ELECTRIC
                                                         TRANSMISSION       ELECTRIC
                                                        & DISTRIBUTION     GENERATION      ELIMINATIONS        TOTAL
                                                        --------------    ------------     ------------    ------------
                                                                                    (IN MILLIONS)
Operating Revenues:
  Electric Revenues ..................................    $        368    $        414     $          4    $        786
  ECOM True-Up .......................................             170              --               --             170
                                                          ------------    ------------     ------------    ------------
    Total Operating Revenues .........................             538             414                4             956
Operating Expenses:
  Fuel and Purchased Power ...........................               5             299                4             308
  Operation and Maintenance ..........................             130              79               --             209
  Depreciation and Amortization ......................              66              39               --             105
  Other Operating Expenses ...........................              63              26               --              89
                                                          ------------    ------------     ------------    ------------
    Total Operating Expenses .........................             264             443                4             711
Operating Income (Loss) ..............................             274             (29)              --             245
Other Income, net ....................................               3               3               --               6
                                                          ------------    ------------     ------------    ------------
Earnings (Loss) Before Interest and Income Taxes .....    $        277    $        (26)    $         --    $        251
                                                          ============    ============     ============    ============

Throughput Data Including Unbilled (GWh):
  Residential ........................................           6,296
  Commercial .........................................           4,789
  Industrial .........................................           6,432
  Other ..............................................              37
                                                          ------------
  Total Throughput Including Unbilled ................          17,554
                                                          ============

Physical Electric Generation Power
  Sales (in GWh) .....................................                          14,670
                                                                          ============

                                                                         SIX MONTHS ENDED JUNE 30, 2002
                                                        ---------------------------------------------------------------
                                                          ELECTRIC
                                                         TRANSMISSION       ELECTRIC
                                                        & DISTRIBUTION     GENERATION      ELIMINATIONS       TOTAL
                                                        --------------    ------------     ------------    ------------
                                                                                  (IN MILLIONS)
Operating Revenues:
  Electric Revenues ..................................    $        810    $        739     $        (56)    $      1,493
  ECOM True-Up .......................................             311              --               --              311
                                                          ------------    ------------     ------------     ------------
    Total Operating Revenues .........................           1,121             739              (56)           1,804
Operating Expenses:
  Fuel and Purchased Power ...........................              81             528              (56)             553
  Operation and Maintenance ..........................             270             174               --              444
  Depreciation and Amortization ......................             130              79               --              209
  Other Operating Expenses ...........................             112              39               --              151
                                                          ------------    ------------     ------------     ------------
    Total Operating Expenses .........................             593             820              (56)           1,357
Operating Income (Loss) ..............................             528             (81)              --              447
Other Income, net ....................................               8               3               --               11
                                                          ------------    ------------     ------------     ------------
Earnings (Loss) Before Interest and Income Taxes .....    $        536    $        (78)    $         --     $        458
                                                          ============    ============     ============     ============

Throughput Data Including Unbilled (GWh):
  Residential ........................................          10,769
  Commercial .........................................           8,764
  Industrial .........................................          12,770
  Other ..............................................              79
                                                          ------------
  Total Throughput Including Unbilled ................          32,382
                                                          ============

Physical Electric Generation Power
   Sales (in GWh) ....................................                          26,473
                                                                          ============

     During 2001, our Electric Operations business segment reflected the regulated electric utility business, including generation, transmission and distribution, and retail electric sales. As of January 1, 2002, with the opening of the Texas market to full retail electric competition, generation and retail sales are no longer subject to cost of service regulation. Retail electric sales involve the sale of electricity and related services to end users of electricity and were included as part of the bundled regulated service prior to 2002. Retail electric sales are now reported as the Retail Energy business segment of Reliant Resources.

     Beginning in 2002, we are reporting two new business segments for what was the former Electric Operations business segment:

     o    Electric Transmission and Distribution; and

     o    Electric Generation.

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

     Although our retail sales are now conducted by Reliant Resources, retail customers remained regulated customers of Reliant Energy HL&P through the date of their first meter reading in 2002. Operations during this transition period, reflected in the Electric Transmission and Distribution business segment, produced a $7 million loss before interest and taxes for the three months ended June 30, 2002 and EBIT of $7 million for the six months ended June 30, 2002. We expect to incur additional transition expenses during the remainder of the year and a substantial portion of the earnings from retail sales in January 2002 are expected to be offset.

     The new Electric Generation business segment is comprised of over 14,000 Megawatts of electric generation located entirely in the state of Texas, and will be called Texas Genco after the Restructuring. This business segment reported a loss before interest and taxes of $26 million and $78 million for the three months and six months ended June 30, 2002, respectively, primarily due to low natural gas prices and ample generating capacity in Texas, which created a weak price environment when the capacity auctions described below were conducted in late 2001 and early 2002.

     The new Electric Transmission and Distribution business segment reported EBIT of $277 million for the three months ended June 30, 2002, consisting of EBIT of $114 million for the regulated electric transmission and distribution business, loss before interest and taxes of $7 million from sales during the transition period as discussed above and EBIT of $170 million associated with certain generation-related regulatory assets (ECOM, or Excess Cost Over Market, true-up) recorded pursuant to the Texas electric restructuring law as explained below. The Electric Transmission and Distribution business segment reported EBIT of $536 million for the six months ended June 30, 2002, consisting of EBIT of $218 million for the regulated electric transmission and distribution business, EBIT of $7 million from sales during the transition period as discussed above and EBIT of $311 million associated with the ECOM true-up.

     Under the Texas electric restructuring law, each power generator that is unbundled from an integrated electric utility in Texas has an obligation to conduct state-mandated capacity auctions of 15 percent of its capacity. In addition, under a master separation agreement between Reliant Energy and Reliant Resources, Texas Genco is contractually obligated to auction all capacity in excess of the state-mandated capacity auctions. The auctions conducted periodically between September 2001 and March 2002 were consummated at prices below those used in the ECOM model by the Public Utility Commission of Texas (Texas Utility Commission). Under the Texas electric restructuring law, a regulated utility may recover any difference between market prices received through the state-mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. This difference, recorded as a regulatory asset, produced $170 million of EBIT in the second quarter of 2002 and $311 million of EBIT in the first six months of 2002.

     In the Electric Transmission and Distribution business segment, throughput declined 9 percent and 7 percent, respectively, for the three months and six months ended June 30, 2002 as compared to the prior periods in 2001. The decrease was primarily due to reduced energy delivery in the industrial sector resulting from self-generation by several major customers, partially offset by increased residential usage due to warmer weather and increased demand from non-weather related factors such as price elasticity. Additionally, despite a slowing economy, total metered customers grew by 32,000 since June of 2001, which approximates a 2% annual growth rate.

     Operation and maintenance expenses decreased by $15 million and $28 million for the quarter and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The decrease was primarily due to the elimination of factoring expense as a result of the termination of an agreement under which the former Electric Operations business segment had sold its customer accounts receivable and fewer plant outages in 2002, partially offset by higher benefits expense.

     Depreciation and amortization expense in the second quarter of 2002 decreased $24 million compared to the same period in 2001. The decrease was primarily due to decreased amortization of the impairment loss recorded in June 1999, which was fully amortized in December 2001, offset by the discontinuance of redirection of depreciation expense related to Electric Transmission and Distribution assets. Depreciation and amortization expense was $209 million and $208 million for the six months ended June 30, 2002 and 2001, respectively.

     Other operating expense in the second quarter of 2002 decreased $18 million compared to the same period in 2001. The decrease was primarily due to lower gross receipts taxes which became the responsibility of the retail electric provider upon deregulation. Other operating expense decreased $47 million in the six months ended June

30, 2002, compared to the same period in 2001, primarily due to lower franchise fees and lower property and gross receipts taxes.

NATURAL GAS DISTRIBUTION

     Our Natural Gas Distribution business segment's operations consist of intrastate natural gas sales to, and natural gas transportation for residential, commercial and industrial customers in Arkansas, Louisiana, Minnesota, Mississippi, Oklahoma and Texas and some non-rate regulated retail marketing of natural gas.

     For information regarding factors that may affect the future results of operations of our Natural Gas Distribution business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC's Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Natural Gas Distribution business segment for the three months and six months ended June 30, 2001 and 2002:

                                                              THREE MONTHS ENDED JUNE 30,           SIX MONTHS ENDED JUNE 30,
                                                            -------------------------------      ------------------------------
                                                               2001               2002               2001              2002
                                                            ------------       ------------      ------------      ------------
                                                                                         (IN MILLIONS)
Operating Revenues ...................................      $        888       $        797      $      3,211      $      1,977
Operating Expenses:
  Natural Gas ........................................               725                603             2,702             1,488
  Operation and Maintenance ..........................               148                125               281               256
  Depreciation and Amortization ......................                37                 32                73                62
  Other Operating Expenses ...........................                25                 25                67                53
                                                            ------------       ------------      ------------      ------------
    Total Operating Expenses .........................               935                785             3,123             1,859
                                                            ------------       ------------      ------------      ------------
Operating (Loss) Income ..............................               (47)                12                88               118
Other  Income, net ...................................                 6                  2                 8                 6
                                                            ------------       ------------      ------------      ------------
Earnings (Loss) Before Interest and Income Taxes .....      $        (41)      $         14      $         96      $        124
                                                            ============       ============      ============      ============

Throughput Data (in Bcf (1)):
  Residential and Commercial Sales ...................                37                 49               189               181
  Industrial Sales ...................................                12                 13                23                24
  Transportation .....................................                11                 13                26                28
  Retail .............................................               107                 96               239               217
                                                            ------------       ------------      ------------      ------------
    Total Throughput .................................               167                171               477               450
                                                            ============       ============      ============      ============

----------

(1)  Billion cubic feet.

     Our Natural Gas Distribution business segment's EBIT increased $55 million and $28 million for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001. These increases were primarily due to a significant improvement in bad debt expense in the second quarter of 2002 as a result of improved collections and lower gas prices in 2002 and changes in estimates of unbilled revenues and deferred gas costs, which negatively impacted the second quarter of 2001. For the six months ended June 30, 2002, the above increases were partially offset by decreased earnings due to significantly milder weather and the resulting decreased usage in 2002 as compared to 2001. Depreciation and amortization expense decreased approximately $5 million and $11 million for the three months and six months ended June 30, 2002, respectively, primarily as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as further discussed in Note 6 to our Interim Financial Statements, which note is incorporated by reference herein. Goodwill amortization was $8 million and $15 million for the three months and six months ended June 30, 2001, respectively. Other operating expenses remained flat in the second quarter but decreased $14 million for the six months ended June 30, 2002 as compared to the same period in 2001, due primarily to reduced franchise fees as a result of decreased revenues.

PIPELINES AND GATHERING

     Our Pipelines and Gathering business segment operates two interstate natural gas pipelines as well as provides gathering and pipeline services.

     For information regarding factors that may affect the future results of operations of our Pipelines and Gathering business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of RERC's Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of our Pipelines and Gathering business segment for the three months and six months ended June 30, 2001 and 2002:

                                                          THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------       -------------------------------
                                                            2001               2002               2001               2002
                                                        ------------       ------------       ------------       ------------
                                                                                    (IN MILLIONS)
Operating Revenues ...............................      $         96       $        102       $        226       $        194
Operating Expenses:
  Natural Gas ....................................                12                 10                 57                 17
  Operation and Maintenance ......................                31                 38                 59                 72
  Depreciation and Amortization ..................                15                 10                 29                 20
  Other Operating Expenses .......................                 4                  5                  8                  9
                                                        ------------       ------------       ------------       ------------
    Total Operating Expenses .....................                62                 63                153                118
                                                        ------------       ------------       ------------       ------------
Operating Income .................................                34                 39                 73                 76
Other Income, net ................................                --                  2                 --                  3
                                                        ------------       ------------       ------------       ------------
Earnings Before Interest and Income Taxes ........      $         34       $         41       $         73       $         79
                                                        ============       ============       ============       ============

Throughput Data (in Bcf):
  Natural Gas Sales ..............................                 3                  5                  9                 10
  Transportation .................................               193                205                439                443
  Gathering ......................................                77                 70                147                141
  Elimination (1) ................................                (1)                (1)                (2)                (1)
                                                        ------------       ------------       ------------       ------------
Total Throughput .................................               272                279                593                593
                                                        ============       ============       ============       ============

----------

(1)  Elimination of volumes both transported and sold.

     Our Pipelines and Gathering business segment's EBIT for the three months and six months ended June 30, 2002 compared to the same periods in 2001, increased $7 million and $6 million, respectively. Operation and maintenance expenses increased $7 million and $13 million for the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to project work consisting of construction management, engineering, project planning and other services. Project work expenses are offset by revenues billed for these services. Depreciation and amortization expense decreased $5 million and $9 million for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, as a result of the discontinuance of goodwill amortization in accordance with SFAS No. 142 as further discussed in Note 6 to our Interim Financial Statements. Other income increased $2 million and $3 million for the three months and six months ended June 30, 2002, respectively, as compared to the same periods in 2001, primarily due to interest accrued on a fuel tax refund.

WHOLESALE ENERGY

     Reliant Resources' Wholesale Energy business segment includes their non-regulated power generation operations in the United States, excluding Texas generation operations, and their wholesale energy trading, marketing, origination and risk management operations in North America. Trading and marketing purchases fuel to supply existing generation assets, sells the electricity produced by these assets, and manages the day-to-day trading and dispatch associated with these portfolios.

     Reliant Resources is in the process of evaluating their trading, marketing, power origination and risk management services strategies. In the future, Reliant Resources may reduce their trading, marketing and origination activities, which would likely result in a corresponding decrease in earnings and cash flows.

     For information regarding factors that may affect the future results of operations of Reliant Resources' Wholesale Energy business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our

Wholesale Energy Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of Reliant Resources' Wholesale Energy business segment for the three months and six months ended June 30, 2001 and 2002:

                                                             THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                            -----------------------------     -----------------------------
                                                                2001             2002            2001              2002
                                                            ------------     ------------     ------------     ------------
                                                                                      (IN MILLIONS)
Operating Revenues ....................................     $      7,660     $      6,495     $     16,020     $     12,009
Operating Expenses:
  Fuel and Cost of Gas Sold ...........................            3,952            3,990            9,606            6,543
  Purchased Power .....................................            3,239            2,141            5,553            4,775
  Operation and Maintenance ...........................              146              233              279              391
  Depreciation and Amortization .......................               20               83               61              133
  Other Operating Expenses ............................                6               25                8               37
                                                            ------------     ------------     ------------     ------------
    Total Operating Expenses ..........................            7,363            6,472           15,507           11,879
Operating Income ......................................              297               23              513              130
Other Income:
Income of Equity Investment of Unconsolidated
  Subsidiaries ........................................                1                6               14               10
Other, net ............................................               --                2               --                5
                                                            ------------     ------------     ------------     ------------
Earnings Before Interest and Income Taxes .............     $        298     $         31     $        527     $        145
                                                            ============     ============     ============     ============

Operations Data:

Electricity Wholesale Power Sales
    (in GWh ) .........................................           61,267           74,830          114,478          166,303
  Natural Gas Sales (in Bcf) ..........................              720            1,077            1,444            2,028

     Reliant Resources' Wholesale Energy business segment's EBIT decreased by $267 million for the three months ended June 30, 2002 compared to the same period in 2001. The decline in EBIT is primarily due to decreases in gross margin (revenues less fuel and cost of gas sold and purchased power), and increases in operating expenses both of which are discussed, in detail below. In addition, Reliant Resources' Wholesale Energy business segment's EBIT was impacted by a $34 million reserve recorded during the three months ended June 30, 2002 for refunds owed by them as a result of a May 15, 2002 Federal Energy Regulatory Commission (FERC) order which revised the methodology for calculating refunds for California energy sales. During the same period in 2001, Reliant Resources' Wholesale Energy business segment recorded a $15 million reserve related to an earlier FERC order.

     Reliant Resources' Wholesale Energy business segment's EBIT decreased by $382 million for the six months ended June 30, 2002 compared to the same period in 2001. The decrease in EBIT is primarily due to decreases in gross margin, increases in operating expenses, and recording of a reserve for potential refunds in the second quarter of 2002, as discussed above. These decreases in EBIT were partially offset by changes in the credit provisions related to energy sales in California. In the six months ended June 30, 2002, $38 million of a previously accrued credit provision for energy sales in California was reversed. The reversal resulted from collections of outstanding receivables during the period coupled with a determination that credit risk had been reduced on the remaining outstanding receivables as a result of payments in 2002 to the California Power Exchange. In addition, during the six months ended June 30, 2001, Reliant Resources' Wholesale Energy business segment recorded a $34 million credit provision against receivable balances related to energy sales in the West and a $15 million reserve for refunds, as discussed above.

     Reliant Resources' Wholesale Energy business segment's revenues decreased by $1.2 billion (15%) in the three months ended June 30, 2002 compared to the same period in 2001. The decreased revenues were primarily due to decreased prices for natural gas sales (approximately $1.7 billion) and decreased prices for power sales (approximately $2.2 billion) compared to the same period in 2001. These decreases in prices were partially offset by increased volumes for natural gas and power sales of approximately $1.8 billion and $0.9 billion, respectively. Reliant Resources' Wholesale Energy business segment's fuel and cost of gas sold and purchased power decreased by $1.1 billion in the three months ended June 30, 2002, largely due to decreased prices for natural gas and purchased power compared to the same period in 2001. These decreases in fuel and cost of gas sold and purchased power were partially offset by increased volumes for natural gas and purchased power, and increased fuel expense due to an 171% increase in power generation sales volumes largely due to the Orion Power Holdings, Inc. (Orion Power) acquisition that closed in February 2002.

     Reliant Resources' Wholesale Energy business segment's revenues decreased by $4.0 billion (25%) in the six months ended June 30, 2002 compared to the same period in 2001. The decreased revenues were primarily due to decreased prices for natural gas sales (approximately $6.3 billion) and decreased prices for power sales (approximately $4.6 billion) compared to 2001. These decreases in revenues were partially offset by increased volumes for natural gas and power sales of approximately $3.6 billion and $3.2 billion, respectively. Reliant Resources' Wholesale Energy business segment's fuel and cost of gas sold and purchased power decreased by $3.8 billion in the six months ended June 30, 2002, largely due to the same factors discussed above.

     Reliant Resources' Wholesale Energy business segment's gross margin decreased by $105 million in the three months ended June 30, 2002 compared to the same period in 2001. This decrease was primarily due to lower margins from both their power generation operations and their trading and marketing activities, and a $19 million increase in reserves related to potential refunds related to energy sales in the West region in the second quarter 2002 as compared to the same period in 2001 as discussed above. Margins on power sales from their generation facilities decreased by $193 million, partially offset by $177 million from the Orion Power acquisition that closed in February 2002. Reliant Resources' Wholesale Energy business segment's gross margin for the three months ended June 30, 2001 benefited from favorable conditions in the West caused by a combination of factors including reduction in available hydroelectric generation resources, increased demand, and decreased electric imports. The absence of these market conditions over the same period in 2002 resulted in a 65% decrease in prices and 58% decrease in volumes for power sales in the West. Trading and marketing gross margins decreased $70 million from $119 million in the three months ended June 30, 2001 to $49 million in the three months ended June 30, 2002 primarily as a result of higher natural gas and power volatility levels in the three months ended June 30, 2001 which provided for greater trading opportunities compared to the three months ended June 30, 2002, particularly in the West.

     Reliant Resources' Wholesale Energy business segment's gross margin decreased by $170 million in the six months ended June 30, 2002 compared to the same period in 2001. This decrease was primarily due to lower margins from both their power generation operations and their trading and marketing activities, and a $19 million increase in reserves related to potential refunds related to energy sales in the West, as discussed above. These factors were partially offset by a $72 million change in the credit provisions for California energy sales, as discussed above. Margins on power sales from Reliant Resources' generation facilities decreased by $353 million. This decrease was partially offset by $264 million of margins on power sales from the Orion Power acquisition that closed in February 2002. Trading and marketing gross margins decreased $134 million from $231 million in the six months ended June 30, 2001 to $97 million in the six months ended June 30, 2002 primarily as a result of higher natural gas and power volatility levels in the six months ended June 30, 2001 which provided for greater trading opportunities compared to the six months ended June 30, 2002.

     The following table provides further summary data regarding gross margins by commodity of Reliant Resources' Wholesale Energy business segment for the three and six months ended June 30, 2001 and 2002.

                                       THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                       ---------------------------     -------------------------
                                          2001             2002           2001            2002
                                       ----------       ----------     ----------     ----------
                                                             (IN MILLIONS)
Gas revenues ......................    $    3,708       $    3,859     $    8,997     $    6,341
Power revenues ....................         3,928            2,620          6,983          5,648
Other commodity revenues ..........            24               16             40             20
                                       ----------       ----------     ----------     ----------
  Total revenues ..................         7,660            6,495         16,020         12,009
                                       ----------       ----------     ----------     ----------
Cost of gas sold ..................         3,628            3,809          8,838          6,238
Fuel and purchased power ..........         3,545            2,310          6,294          5,063
Other commodity costs .............            18               12             27             17
                                       ----------       ----------     ----------     ----------
  Total cost of sales .............         7,191            6,131         15,159         11,318
                                       ----------       ----------     ----------     ----------
  Gross margin ....................    $      469       $      364     $      861     $      691
                                       ==========       ==========     ==========     ==========

     Operation and maintenance and other operating expenses for Reliant Resources' Wholesale Energy business segment increased $106 million in the three months ended June 30, 2002 compared to the same period in 2001, primarily due to $62 million of operation and maintenance expenses of Reliant Resources' Orion Power generating plants acquired in February 2002, higher administrative costs to support growing wholesale commercial activities, including Orion Power, and increased expenses related to development activities of $28 million, which includes write-offs of $17 million in previously capitalized costs related to projects that have been terminated.

     Operation and maintenance and other operating expenses for Reliant Resources' Wholesale Energy business segment increased $141 million in the six months ended June 30, 2002 compared to the same period in 2001, primarily due to $95 million of operation and maintenance expenses of Reliant Resources' Orion Power generating plants, higher administrative costs to support growing wholesale commercial activities, including Orion Power, and increased expenses related to development activities of $26 million, which includes write-offs of $17 million as discussed above.

     Depreciation and amortization expense increased by $63 million in the three months ended June 30, 2002 compared to the same period in 2001 primarily as a result of depreciation expense related to Reliant Resources' Orion Power plants, and other generating plants placed into service during the second half of 2001 and a $15 million write-off of a plant which Reliant Resources' expects to close during the third quarter of 2002. For the three months ended June 30, 2001, Reliant Resources' Wholesale Energy business segment recorded $1 million in amortization expense related to goodwill. For information regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, and Note 6 to our Interim Financial Statements.

     Depreciation and amortization expense increased by $72 million in the six months ended June 30, 2002 compared to the same period in 2001 primarily as a result of depreciation expense related to Reliant Resources' Orion Power plants, other generating plants placed into service during the second half of 2001 and the plant closure as discussed above, partially offset by a decrease in amortization of air emissions regulatory allowances of $20 million. For the six months ended June 30, 2001, Reliant Resources' Wholesale Energy business segment recorded $2 million in amortization expense related to goodwill.

     Reliant Resources' Wholesale Energy business segment reported income from equity investments for the three and six months ended June 30, 2002 of $6 million and $10 million, respectively, compared to $1 million and $14 million in the same periods in 2001, respectively. The equity income in both periods primarily resulted from an investment in an electric generation plant in Boulder City, Nevada. The equity income related to Reliant Resources' investment in the plant increased during the three months ended June 30, 2002 compared to the same period in 2001, primarily due to the receipt of business interruption and other insurance claims totaling $12 million, partially offset by decreases in margins due to lower prices realized by the project company in 2002. The equity income related to Reliant Resources' investment in the plant decreased during the six months ended June 30, 2002 compared to the same period in 2001, primarily due to decreases in margins as a result of lower prices realized by the project company in 2002, partially offset by the insurance claims received during the second quarter of 2002 as discussed above.

     For information regarding the reserve against receivables, FERC refund methodology and uncertainties in the California wholesale energy market, please read Notes 13(a) and 13(d) to our Interim Financial Statements, which notes are incorporated herein by reference.

EUROPEAN ENERGY

     Reliant Resources' European Energy business segment generates and sells power from their generation facilities in the Netherlands and participates in the emerging wholesale energy trading and power origination industry in Northwest Europe.

     Reliant Resources is in the process of evaluating their trading and power origination strategies in Europe. In the future, Reliant Resources may reduce their trading and origination activities in order to concentrate on their core power generation asset position in the Netherlands.

     For information regarding factors that may affect the future results of operations of Reliant Resources' European Energy business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our European Energy Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of Reliant Resources' European Energy business segment for the three months and six months ended June 30, 2001 and 2002:

                                                        THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                      ------------------------------      ------------------------------
                                                          2001              2002              2001              2002
                                                      ------------      ------------      ------------      ------------
                                                                                (IN MILLIONS)
Operating Revenues .............................      $        276      $        641      $        524      $      1,176
Operating Expenses:
  Fuel .........................................               102               107               203               187
  Purchased Power ..............................               116               381               197               772
  Operation and Maintenance ....................                30                36                58                69
  Depreciation and Amortization ................                19                14                38                27
  Other ........................................                --                --                --                 2
                                                      ------------      ------------      ------------      ------------
    Total Operating Expenses ...................               267               538               496             1,057
                                                      ------------      ------------      ------------      ------------
Operating Income ...............................                 9               103                28               119
Other Income, net ..............................                53                 2                55                 4
                                                      ------------      ------------      ------------      ------------
Earnings Before Interest and Income Taxes ......      $         62      $        105      $         83      $        123
                                                      ============      ============      ============      ============

Electricity (in GWh):
  Wholesale Sales ..............................             3,743             4,376             7,308             8,941
  Trading Sales ................................             5,936            19,474             8,954            34,553

     Reliant Resources' European Energy business segment's EBIT increased $43 million and $40 million for the three and six months ended June 30, 2002 compared to the same periods in 2001 due to changes in gross margins (revenues less fuel and purchased power) as explained below. During the three months ended June 30, 2002, Reliant Resources' European Energy business segment recognized a one-time $109 million gain resulting from the amendment of their stranded cost electricity supply contracts which is recorded as a reduction in purchased power expense and is included in gross margins. For additional discussion regarding the amendment of these contracts, please read Note 13(e) to our Interim Financial Statements, which note is incorporated herein by reference.

     Reliant Resources' European Energy business segment's operating revenues increased $365 million for the three months ended June 30, 2002 compared to the same period in 2001. Approximately $345 million of the increase was attributable to increased trading volumes associated with their participation in the Dutch, German, Austrian, United Kingdom and Nordic power markets, and to a lesser extent, the increase was due to a 17% increase in volume of electric generation sales representing an approximate $11 million net increase in sales in the second quarter of 2002 as compared to the same period in 2001. The increase in electric sales revenues as a result of increased sales volumes was partially offset by decreases in power prices of approximately 7% in the second quarter of 2002 as compared to the same period in 2001. The overall increases were also partially offset by the impact of a $30 million efficiency and energy payment received during the second quarter of 2001 from NEA, which was the coordinating body for the Dutch electric generating sector prior to wholesale competition. Also contributing to the increase in operating revenues was a favorable foreign exchange effect of approximately $40 million.

     Reliant Resources' European Energy business segment's operating revenues increased $652 million for the six months ended June 30, 2002 compared to the same period in 2001. Revenues derived from trading volumes associated with their participation in the Dutch, German, Austrian, United Kingdom and Nordic power markets, increased approximately $678 million. In addition, but to a lesser extent, the increase in revenues was due to a 22% increase in volume of electric generation sales representing an approximate $24 million net increase in sales for the six months ended June 30, 2002 compared to the same period in 2001. The increase in electric sales revenues as a result of increased sales volume was partially offset by decreases in power prices that decreased approximately 10% in the six months ended June 30, 2002 as compared to the same period in 2001. The overall increases were also offset by a $30 million efficiency and energy payment received during the second quarter of 2001 from NEA as described above. In addition, ancillary services revenues decreased approximately $7 million period over period. This overall increase in operating revenues was impacted by an unfavorable foreign exchange effect of approximately $13 million.

     Fuel and purchased power costs increased $270 million for the three months ended June 30, 2002 compared to the same period in 2001 primarily due to a $343 million increase in purchased power for trading activities associated with the growth in Reliant Resources' trading business. Offsetting the increase was a one-time $109 million gain recognized as a result of the amendment of Reliant Resources' stranded cost electricity supply contracts which is recorded as a reduction of purchased power expense. For additional discussion regarding the amendment of these contracts please read Note 13(e) to our Interim Financial Statements. The overall increase in fuel and purchased power was impacted by an unfavorable foreign exchange effect of approximately $37 million.

     Fuel and purchased power costs increased $559 million for the six month period ending June 30, 2002 compared to the same period in 2001 primarily due to a $693 million increase in purchased power for trading activities associated with the growth in Reliant Resources' trading business. Offsetting this increase was a one-time $109 million gain as discussed above and a net $16 million gain related to changes in the valuation of certain out-of-market contracts in the first six months of 2002 recorded in fuel expense. For further discussion of these out-of-market contracts, please read Notes 5 and 14(h) to the Reliant Energy 10-K/A Notes and Note 13(e) to our Interim Financial Statements. The overall increase in fuel and purchased power was impacted by a favorable foreign exchange effect of approximately $11 million.

     Gross margin increased $95 million for the three months ended June 30, 2002 compared to the same period in 2001 primarily due to (a) the one-time $109 million gain discussed above, (b) a $2 million increase in trading and power origination gross margins which increased from $2 million for the three months ended June 30, 2001 to $4 million for the same period in 2002 due to an increase in power trading volumes and trading origination transactions, and (c) a $15 million increase in plant margins due to increases in electric sales volumes and decreased fuel prices. Offsetting the above increases was a $30 million efficiency and energy payment received during the second quarter of 2001 from NEA. In addition, in the three months ended June 30, 2002, a net $3 million loss was recognized related to changes in the valuation of certain out-of-market contracts.

     Gross margin increased $93 million for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to (a) the one-time $109 million gain discussed above, (b) the $16 million net gain recognized in fuel expense discussed above, (c) a $4 million increase in trading and power origination gross margins which increased from $3 million for the six months ended June 30, 2001 to $7 million for the same period in 2002 due to an increase in power trading volumes and trading origination transactions, and (d) a $5 million increase in plant margins due to increases in electric sales volumes and decreased fuel prices. Offsetting these increases were the $30 million payment received during the second quarter of 2001 from NEA, and decreased margins on ancillary services of $4 million. Further offsetting the increase in gross margin were unscheduled plant outages at certain of Reliant Resources' electric generating facilities in the first six months of 2002. Reliant Resources estimates that these unplanned outages resulted in a net decrease in gross margin of approximately $7 million.

     Operation and maintenance and other expenses increased by $6 million for the three months ended June 30, 2002 compared to the same period in 2001. The increase was primarily attributable to increased consulting fees and employee benefit expenses, as well as increased expenses associated with overall trading business growth, primarily stemming from Reliant Resources' United Kingdom operations, which began in July 2001.

     Operation and maintenance and other expenses increased by $13 million for the six months ended June 30, 2002 compared to the same period in 2001. The increase was primarily attributable to the reasons discussed above plus increased environmental expenditures of $2 million, and reversal of a reserve for environmental tax subsidies receivable in 2001 of $4 million.

     Depreciation and amortization expenses decreased $5 million during the second quarter of 2002 compared to the same period in 2001 primarily due to the cessation of goodwill amortization effective January 1, 2002. During the three months ended June 30, 2001, Reliant Resources' European Energy business segment recorded $6 million in amortization expense related to goodwill. For additional discussion regarding the cessation of goodwill amortization, please read Note 2(q) to Reliant Energy Form 10-K/A Notes and Note 6 to our Interim Financial Statements. This decrease was partially offset by an increase of $1 million in depreciation expense during the same period as a result of capital expenditures in late 2001 associated with Reliant Resources' trading business.

     Depreciation and amortization expenses decreased $11 million for the six months ended June 30, 2002 compared to the same period in 2001 primarily due to the cessation of goodwill amortization effective January 1, 2002. During the six months ended June 30, 2001, Reliant Resources' European Energy business segment recorded $13 million in amortization expense related to goodwill. This decrease was partially offset by an increase of $2 million in depreciation expense during the same period as a result of capital expenditures in late 2001 associated with Reliant Resources' trading business.

     Other non-operating income decreased $51 million during the three and six months ended June 30, 2002 compared to the same periods in 2001 due to a $51 million gain recorded in the three months ended June 30, 2001, as equity income for the preacquisition gain contingency related to the acquisition of REPGB for the value of its equity investment in NEA. For further discussion of this gain, please read Note 14(h) to the Reliant Energy 10-K/A Notes and Note 13(e) to our Interim Financial Statements.

RETAIL ENERGY

     Reliant Resources' Retail Energy business segment provides energy products and services to end-use customers, ranging from residential and small commercial customers to large commercial, industrial and institutional customers. In addition, Reliant Resources' Retail Energy business segment provided billing, customer service, credit and collection services to our Electric Operations business segment and remittance services to our Electric Operations business segment and two of the divisions of our Natural Gas Distribution business segment in 2001. Reliant Resources' Retail Energy business segment charged the regulated electric and natural gas utilities for these services at cost. Reliant Resources' Retail Energy business segment acquired approximately 1.7 million electric retail customers in the Houston metropolitan area when the Texas market opened to full competition in January 2002. During the first half of 2002, the Texas electric retail market was largely focused on the extensive efforts necessary to transition customers from the utilities to the affiliated retail electric providers.

     For information regarding factors that may affect the future results of operations of Reliant Resources' Retail Energy business segment, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of Our Retail Energy Operations" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference.

     The following table provides summary data, including EBIT, of Reliant Resources' Retail Energy business segment for the three months and six months ended June 30, 2001 and 2002:

                                                           THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                           ---------------------------    -------------------------
                                                              2001              2002         2001          2002
                                                           ----------       ----------    ----------     ----------
                                                                                  (IN MILLIONS)
Operating Revenues .....................................   $       36       $    1,425    $       63     $    2,404
Operating Expenses:
   Purchased Power .....................................           --            1,099            --          1,941
  Operation and Maintenance ............................           37               96            66            165
  Depreciation and Amortization ........................            2                6             4             11
  Other ................................................           --               19            --             33
                                                           ----------       ----------    ----------     ----------
    Total Operating Expenses ...........................           39            1,220            70          2,150
                                                           ----------       ----------    ----------     ----------
Operating (Loss) Income ................................           (3)             205            (7)           254
Other, net .............................................            1               --             2             --
                                                           ----------       ----------    ----------     ----------
Earnings (Loss) Before Interest and Income Taxes .......   $       (2)      $      205    $       (5)    $      254
                                                           ==========       ==========    ==========     ==========

Operations Data:
  Electric Sales (GWh):
    Residential ........................................                         5,294                        8,449
    Small commercial ...................................                         2,756                        6,043
    Large commercial, industrial and institutional .....                         6,880                       11,275
                                                                            ----------                   ----------
      Total ............................................                        14,930                       25,767
                                                                            ==========                   ==========

  Customers as of June 30, 2002 (in thousands,
    metered locations):
    Residential ........................................                                                      1,440
    Small commercial ...................................                                                        213
    Large commercial, industrial and institutional .....                                                         18
                                                                                                         ----------
      Total ............................................                                                      1,671
                                                                                                         ==========

     Reliant Resources' Retail Energy business segment's EBIT increased $207 million and $259 million in the three and six months ended June 30, 2002, respectively, compared to the same period in 2001. The increase in EBIT was primarily due to increased gross margins (revenues less purchased power) related to retail electric sales to residential, small commercial and large commercial, industrial and institutional customers resulting from full competition. The increases in gross margins were partially offset by increased operating expenses as further discussed below.

     Operating revenues increased $1.4 billion and $2.3 billion in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001, due to revenues of $1.0 billion and $1.7 billion, respectively, from retail electric sales in the Texas retail market which opened to full competition in January 2002. Revenues related to the managing and optimizing of electric energy supply contributed approximately $395 million and $630 million, respectively, of the increase in revenues for the three and six months ended June 30, 2002 compared to the same periods in 2001. Purchased power expense increased $1.1 billion and $1.9 billion, respectively, for the three and six months ended June 30, 2002 due to costs of approximately $765 million and $1.4 billion, respectively, associated with the retail electric sales and $334 million and $568 million, respectively, associated with managing and optimizing of electric energy supply.

     Reliant Resources' Retail Energy business segment's gross margins increased $290 million and $400 million in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to increased margins of $309 million and $438 million, respectively, from retail electric sales of which $237 million and $343 million, respectively, was increased gross margin for electric sales exclusive of contracted energy sales to large commercial, industrial and institutional customers. Contracted energy sales to large commercial, industrial and institutional customers are accounted for under the mark-to-market method of accounting, and are included in the margins mentioned above. These energy contracts are recorded at fair value in revenues upon contract execution. The net changes in their market values are recognized in the income statement in revenues in the period of the change. Realized gains and losses are included in operating revenues and operating expenses in the results of operations. During the three and six months ended June 30, 2002, Reliant Resources' Retail Energy business segment recognized $66 million and $77 million, respectively, of gross margins related to commercial, industrial and institutional energy contracts compared to $11 million and $15 million, respectively, in the same periods in 2001, respectively. Included in these margins are unrealized losses related to these contracts which were $13 million and $8 million in the three and six months ended June 30, 2002, respectively, compared to unrealized gains of $11 million and $15 million, respectively, in the same periods in 2001. For information regarding the accounting for contracted energy sales to large commercial, industrial and institutional customers, please read Notes 2(d) and 5 to the Reliant Energy 10-K/A Notes, which notes are incorporated by reference herein.

     In addition, in the three and six months ended June 30, 2001, $11 million and $24 million, respectively, of revenues were recorded for billing, customer service, credit and collection and remittance services charged to Reliant Energy's regulated electric utility and two of its natural gas distribution divisions. The associated costs are included in operation and maintenance expenses and other expenses. The service agreement governing these services terminated on December 31, 2001.

     Operations and maintenance expenses and other expenses increased $78 million and $132 million in the three and six months ended June 30, 2002 compared to the same periods in 2001, respectively, primarily due to (a) increased gross receipts taxes of $19 million and $33 million, respectively, (b) personnel and employee related costs and other administrative costs of $47 million and $83 million, respectively, due to the Texas retail market opening to full competition in January 2002, (c) increased bad debt reserves of $14 million and $24 million, respectively, associated with increased retail electric sales and (d) increased marketing costs of $6 million and $9 million, respectively, due to the Texas retail market opening to full competition.

     Depreciation and amortization expense increased $4 million and $7 million in the three and six months ended June 30, 2002, respectively, compared to the same periods in 2001 primarily due to depreciation of information systems developed and placed in service to meet the needs of Reliant Resources' retail businesses. In addition, for the three and six months ended June 30, 2001, Reliant Resources' Retail Energy business segment recorded $1 million for both periods for amortization expense related to goodwill. For information regarding the cessation of goodwill amortization, please read Note 2(q) to the Reliant Energy 10-K/A Notes and Note 6 to our Interim Financial Statements, which notes are incorporated herein by reference.

     The Electric Reliability Council of Texas (ERCOT) independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. The ERCOT ISO is also responsible for handling scheduling and settlement for all electricity supply volumes in the Texas deregulated electricity market. As part of settlement, the ERCOT ISO communicates the actual volumes delivered compared to the volumes scheduled. The ERCOT ISO calculates an additional charge or credit based on the difference between the actual and scheduled volumes, based on a market clearing price. Settlement charges also include allocated costs such as unaccounted-for energy. Preliminary settlement information is due from ERCOT within two months after electricity is delivered. Final settlement information is due from ERCOT within twelve months after electricity is delivered. As a result, Reliant Resources records their supply costs using scheduled supply volumes and adjusts those costs upon receipt of settlement and consumption information.

     The ERCOT ISO is also responsible for ensuring that information relating to a customer's choice of retail electric provider is conveyed in a timely manner to anyone needing the information. Problems in the flow of information between the ERCOT ISO, the transmission and distribution utility and the retail electric providers have resulted in delays in enrolling and billing customers. While the flow of information is improving, operational problems in the new systems and processes are still being worked out.

     Reliant Resources' Retail Energy business segment is dependent on the local transmission and distribution utilities for the reading of their customers' energy meters and is required to rely on the local utility or, in some cases, the independent transmission system operator, to provide them with their customers' information regarding energy usage, such as historical usage patterns, and they may be limited in their ability to confirm the accuracy of the information. The provision of inaccurate information or delayed provision of such information by the local utilities or system operators could have a material negative impact on Reliant Resources' business and results of operations and cash flows.

     The Texas Utility Commission regulations allow Reliant Resources to request an adjustment to the fuel factor in their price to beat up to twice a year for their Houston area residential and small commercial customers based on the percentage change in the price of natural gas or increases in the price of purchased energy. Reliant Resources' price to beat fuel factor was initially set by the Texas Utility Commission in December 2001 based on an average forward 12-month natural gas price of $3.11/mmbtu. On May 2, 2002, Reliant Resources filed a request with the Texas Utility Commission to increase the price to beat fuel factor based on a 20% increase in the price of natural gas.

Commission in December 2001 based on an average forward 12-month natural gas price of $3.11/mmbtu. Reliant Resources' requested increase was based on an average forward 12-month natural gas price of $3.73/mmbtu. The requested increase represents a 5.9% increase in the total bill of a residential customer using, on average, 1,000 kWh per month. On June 6, 2002 the administrative law judge recommended to the Texas Utility Commission approval of a 19.9% increase to the price to beat fuel factor based on application of the Texas Utility Commission's price to beat rule. On July 5, 2002, the Texas Utility Commission issued an order delaying Reliant Resources' request as well as the request of each of the other four affiliated retail electric providers requesting adjustments to the price to beat fuel factors and remanded the cases to the administrative law judges requesting additional information in order to validate the Texas Utility Commission's rule. On July 24, 2002, Reliant Resources filed a request in the Travis County District Court that the Court declare that the Texas Utility Commission must apply its current rules to Reliant Resources' request and grant the fuel factor adjustment in accordance with the formula in the rule that the Texas Utility Commission had already approved. The other four affiliated retail electric providers also filed similar requests with the Travis County District Court. The Court issued an order on August 9, 2002 agreeing with Reliant Resources that the Texas Utility Commission must follow the existing rules that govern the adjustment of the price to beat fuel factor. Unless the Texas Utility Commission convenes a special meeting, the earliest a new price to beat could go into effect would be after August 23, 2002, the date of the Texas Utility Commission's next normally scheduled meeting.

OTHER OPERATIONS

     Our Other Operations business segment includes the operations of Reliant Energy Thermal Systems, Inc., Reliant Energy Power Systems, Inc., Reliant Resources' new ventures businesses, various real estate used in business operations, remaining operations in Latin America and unallocated corporate costs. After Restructuring and Distribution, our Other Operations business segment will consist primarily of Reliant Energy Thermal Systems, Inc., Reliant Energy Power Systems, Inc., office buildings and other real estate used in our business operations and unallocated corporate costs.

     The following table shows EBIT of our Other Operations business segment for the three months and six months ended June 30, 2001 and 2002:

                                                          THREE MONTHS ENDED JUNE 30,             SIX MONTHS ENDED JUNE 30,
                                                        -------------------------------       -------------------------------
                                                            2001              2002                2001                2002
                                                        ------------       ------------       ------------       ------------
                                                                                      (IN MILLIONS)
Operating Revenues ................................     $         29       $          7       $         59       $         10
Operating Expenses ................................               49                 12                212                 15
                                                        ------------       ------------       ------------       ------------
Operating Loss ....................................              (20)                (5)              (153)                (5)
Other Income (Expense), net .......................               (4)               (10)                (2)               (23)
                                                        ------------       ------------       ------------       ------------
Loss Before Interest and Income Taxes .............     $        (24)      $        (15)      $       (155)      $        (28)
                                                        ============       ============       ============       ============

     Our Other Operations business segment's loss before interest and income taxes decreased by $9 million and $127 million for the three months and six months ended June 30, 2002, respectively, compared to the same periods in 2001. The decline in loss before interest and income taxes for the three months is primarily due to decreased other operating costs in 2002, partially offset by an increased non-cash unrealized loss of $13 million on our AOL Time Warner investment and related indexed debt securities. The decline in loss before interest and income taxes for the six months is primarily due to a $101 million pre-tax, non-cash charge related to the redesign of certain of our benefit plans in anticipation of our separation from Reliant Resources incurred in 2001 and decreased other operating costs in 2002, partially offset by an increased non-cash unrealized loss of $30 million on our AOL Time Warner investment and related indexed debt securities.

                        TRADING AND MARKETING OPERATIONS

     Reliant Energy, primarily through our approximately 83% owned subsidiary, Reliant Resources, trades and markets power, natural gas and other energy-related commodities and provides related risk management services to their customers. Reliant Resources applies mark-to-market accounting for all of their energy trading, marketing, power origination and risk management services activities. For information regarding mark-to-market accounting, please read Notes 2(d) and 5(a) to the Reliant Energy 10-K/A Notes. These trading activities consist of:

     o the domestic energy trading, marketing, power origination and risk management services operations of Reliant Resources' Wholesale Energy business segment;

     o the European energy trading and power origination operations of Reliant Resources' European Energy business segment; and

     o the large commercial, industrial and institutional customers under retail electricity contracts of Reliant Resources' Retail Energy business segment.

     Reliant Resources' domestic and European energy trading and marketing operations enter into derivative transactions with goals of optimizing their current power generation asset position and taking a market position.

     Reliant Resources is in the process of evaluating their trading, marketing, power origination and risk management services strategies. In the future, Reliant Resources may reduce their trading, marketing and origination activities, which would likely result in a corresponding decrease in earnings and cash flows.

     Reliant Resources' realized and unrealized trading, marketing and risk management services margins are as follows:

                                            THREE MONTHS ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                          ------------------------------       ------------------------------
                                              2001              2002               2001              2002
                                          ------------      ------------       ------------      ------------
                                                                      (IN MILLIONS)
Realized ............................     $         27      $        120       $        129      $        201
Unrealized ..........................              105                (1)               120               (20)
                                          ------------      ------------       ------------      ------------
Total ...............................     $        132      $        119       $        249      $        181
                                          ============      ============       ============      ============

     Below is an analysis of Reliant Resources' net trading and marketing assets and liabilities for 2002 (in millions):

Fair value of contracts outstanding at December 31, 2001.......................................    $          218
Fair value of new contracts when entered into during the period................................                46
Contracts realized or settled during the period................................................              (201)
Changes in fair values attributable to changes in valuation techniques and assumptions.........                18
Changes in fair value attributable to market price and other market changes....................               147
                                                                                                   --------------
  Fair value of contracts outstanding at June 30, 2002.........................................    $          228
                                                                                                   ==============

     During the six months ended June 30, 2002, Reliant Resources' Retail Energy business segment entered into contracts with large commercial, industrial and institutional customers ranging from six months to four years in duration. These contracts had an aggregate fair value of $35 million at the contract inception dates. Reliant Resources has entered into energy supply contracts to substantially economically hedge these contracts. The fair value of these Retail Energy business segment electric supply contracts was determined by comparing the contractual pricing to the estimated market price for the retail energy delivery and applying the estimated volumes under the provisions of these contracts. This calculation involves estimating the customer's anticipated load volume, and using the forward ERCOT over-the-counter (OTC) commodity prices, adjusted for the customer's anticipated load pattern. Load characteristics in the valuation model include: the customer's expected hourly electricity usage profile, the potential variability in the electricity usage profile (due to weather or operational uncertainties), and the electricity usage limits included in the customer's contract. In addition, estimates include anticipated delivery costs, such as regulatory and transmission charges, electric line losses, ERCOT system operator administrative fees and other market interaction charges, estimated credit risk and administrative costs to serve. The remaining weighted-average duration of these contracts is approximately eighteen months.

     Reliant Resources' Retail Energy business segment also enters into contracts to supply the contracts entered into with large commercial, industrial and institutional customers. These contracts had an aggregate fair value of $6 million at the contract inception dates. The fair values of these contracts are estimated using ERCOT OTC forward price and volatility curves and correlation among power and fuel prices specific to ERCOT, net of credit risk. A significant portion of the value of these contracts required utilization of internal models that yield similar results to externally developed standard industry models. For the contracts extending beyond June 30, 2002, the remaining weighted-average duration of these contracts is less than two years.

     The remaining fair value of new contracts recorded at inception of $5 million primarily relates to natural gas transportation contracts entered into by Reliant Resources' Wholesale Energy business segment. The fair values of these Wholesale Energy business segment contracts at inception require the utilization of a spread option model and are estimated using OTC forward price and volatility curves and correlation among natural gas prices at differing locations, net of estimated credit risk. For the contracts extending beyond June 30, 2002, the remaining weighted-average duration of these contracts is less than five years.

     During the second quarter of 2002, Reliant Resources changed their methodology for allocating credit reserves between their trading and non-trading portfolios. Total credit reserves calculated for both the trading and non-trading portfolios, which are less than the sum of the independently calculated credit reserves for each portfolio due to common counterparties between the portfolios, are allocated to the trading and non-trading portfolios based upon the independently calculated trading and non-trading credit reserves. Previously, credit reserves were independently calculated for the trading portfolio while credit reserves for the non-trading portfolio were calculated by deducting the trading credit reserves from the total credit reserves calculated for both portfolios. This change in methodology reduced credit reserves relating to the trading portfolio by $18 million.

     Below are the maturities of Reliant Resources' contracts related to their trading and marketing assets and liabilities as of June 30, 2002 (in millions):

                                                              FAIR VALUE OF CONTRACTS AT JUNE 30, 2002
                                        --------------------------------------------------------------------------------------
                                                                                                       2007 AND     TOTAL FAIR
SOURCE OF FAIR VALUE                    2003 (1)    2003 (2)      2004         2005         2006      THEREAFTER       VALUE
--------------------                    --------    --------    --------     --------     --------    ----------    ----------
Prices actively quoted .............    $     11    $      2    $     (3)    $     --     $     --     $     --      $     10
Prices provided by other
  external sources .................         137          87           9            5           12            1           251
Prices based on models and
  other valuation methods ..........          15         (55)          1           (8)          (2)          16           (33)
                                        --------    --------    --------     --------     --------     --------      --------
Total ..............................    $    163    $     34    $      7     $     (3)    $     10     $     17      $    228
                                        ========    ========    ========     ========     ========     ========      ========

----------

(1)  Twelve months ended June 30, 2003

(2)  The third and fourth quarter of 2003

     The "prices actively quoted" category represents Reliant Resources' New York Mercantile Exchange (NYMEX) futures positions in natural gas and crude oil. At June 30, 2002, NYMEX had quoted prices for natural gas and crude oil for the next 72 and 30 months, respectively.

     The "prices provided by other external sources" category represents Reliant Resources' forward positions in natural gas and power at points for which OTC broker quotes are available. On average, OTC quotes for natural gas and power extend 72 and 36 months into the future, respectively. Reliant Resources values these positions against internally developed forward market price curves that are constantly validated and recalibrated against OTC broker quotes. This category also includes some transactions whose prices are obtained from external sources and then modeled to hourly, daily or monthly prices, as appropriate.

     The "prices based on models and other valuation methods" category contains
(a) the value of Reliant Resources' valuation adjustments for liquidity, credit and administrative costs, (b) the value of options not quoted by an exchange or OTC broker, (c) the value of transactions for which an internally developed price curve was constructed as a result of the long-dated nature of the transaction or the illiquidity of the market point, and (d) the value of structured transactions. In certain instances structured transactions can be composed and modeled by Reliant Resources as simple forwards and options based on prices actively quoted. Options are typically valued using Black-Scholes option valuation models. Although the valuation of the simple structures might not be different from the valuation of contracts in other categories, the effective model price for any given period is a combination of prices from two or more different instruments and therefore has been included in this category due to the complex nature of these transactions.

     The fair values in the above table are subject to significant changes based on fluctuating market prices and conditions. Changes in the assets and liabilities from trading, marketing, power origination and price risk management services result primarily from changes in the valuation of the portfolio of contracts, newly originated transactions and the timing of settlements. The most significant parameters impacting the value of Reliant Resources' portfolio of contracts include natural gas and power forward market prices, volatility and credit risk. For the Retail Energy business segment's sales discussed above, significant variables affecting contract values also include the variability in electricity consumption patterns due to weather and operational uncertainties (within contract parameters). Market prices assume a normal functioning market with an adequate number of buyers and sellers providing market liquidity. Insufficient market liquidity could significantly affect the values that could be obtained for these contracts, as well as the costs at which these contracts could be hedged. Please read "Quantitative and Qualitative Disclosures About Market Risk" in Item 7A of the Reliant Energy Form 10-K/A, which is incorporated herein by reference, for further discussion and measurement of the market exposure in the trading and marketing businesses and discussion of credit risk management.

     Based on Reliant Resources' analysis, they believe their increased exposure to non-investment grade or unrated counterparties from December 31, 2001 is not material to their financial position. In addition, Reliant Resources' increase in exposure to non-investment grade or unrated counterparties compared to their total trading and marketing assets and total non-trading derivative assets has not increased significantly from December 31, 2001. For additional information regarding Reliant Resources' credit exposure to counterparties, please read Notes 5 to the Reliant Energy 10-K/A Notes and "Quantitative and Qualitative Disclosures About Market Risk - Credit Risk" in Item 7A of the Reliant Energy Form 10-K/A. Although a number of Reliant Resources' counterparties have experienced downgrades in credit worthiness since December 31, 2001, Reliant Resources has taken steps to mitigate their credit risk to these counterparties through position reductions and credit enhancements.

     For additional information, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Certain Factors Affecting Our Future Earnings - Factors Affecting the Results of Our Wholesale Energy Operations - Price Volatility," and "- Risks Associated with Our Hedging and Risk Management Activities" in Item 7 of the Reliant Energy Form 10-K/A.

     For a description of accounting policies for Reliant Resources' trading and marketing activities, please read Notes 2(d) and 5 to the Reliant Energy 10-K/A Notes.

     Reliant Resources seeks to monitor and control their trading risk exposures through a variety of processes and committees. For additional information, please read "Quantitative and Qualitative Disclosures About Market Risk - Risk Management Structure" in Item 7A of the Reliant Energy Form 10-K/A.

                  CERTAIN FACTORS AFFECTING OUR FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, including information relating to an anticipated decline in earnings of our electric business segments due to deregulation of the Texas electric industry, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference. For additional information regarding (a) the California wholesale market and related litigation, please read Notes 13(a) and 13(d) to our Interim Financial Statements, and (b) the Dutch stranded costs, please read Note 13(e) to our Interim Financial Statements.

     FERC Notice of Proposed Rulemaking. On July 31, 2002, FERC issued a Notice of Proposed Rulemaking proposing requirements for standardization of basic market rules in the wholesale electricity markets. The stated intent of FERC's proposal is to implement standard rules that will provide for more equal access to electricity markets and more predictability and uniformity in the various parts of the country. The proposal includes provisions for capacity payments, market mitigation, independent market monitoring, transmission and congestion revenue rights, and independent transmission operations and governance. The new requirements will not take effect until Fall 2004. We generally view the proposal as beneficial to the extent that it may further open competitive markets and develop predictable rules that should enhance the stability of our long-term outlook.

                               FINANCIAL CONDITION

     The following table summarizes the net cash provided by (used in) operating, investing and financing activities for the six months ended June 30, 2001 and 2002:

                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                                 ---------------------------------
                                                                                     2001                2002
                                                                                 --------------     --------------
                                                                                            (IN MILLIONS)
Cash provided by (used in):
   Operating activities.....................................................     $        1,081     $          182
   Investing activities.....................................................             (1,047)            (3,695)
   Financing activities.....................................................                (93)             4,078

     Net cash provided by operating activities during the six months ended June 30, 2002 decreased $899 million compared to the same period in 2001 primarily due to (a) increased net accounts receivable and accrued unbilled revenues of $1.3 billion; (b) a $100 million settlement payment related to certain stranded cost contracts (please read Note 13(e) to our Interim Financial Statements); (c) settlement of hedges of Reliant Resources' net investment in foreign subsidiaries totaling $144 million; (d) decreased operating income from Reliant Resources' Wholesale Energy business segment; and (e) decreased cash flows from margin deposits related to Reliant Resources' trading and hedging activities. These items were partially offset by (a) increased accounts payable; (b) an increase in recovered fuel costs by our Electric Transmission and Distribution business segment; (c) $142 million of collateral deposits related to Reliant Resources' equipment financing structure returned to them in 2002 coupled with collateral deposits paid in 2001 (please read Note 13(f) to our Interim Financial Statements, which note is incorporated herein by reference); (d) reduced lease prepayments related to Reliant Resources' REMA sale-leaseback agreements (please read Note 13(g) to our Interim Financial Statements, which note is incorporated herein by reference); (e) $50 million related to the settlement of four structured transactions in 2002 (please read Note 4 to our Interim Financial Statements, which note is incorporated herein by reference); and (f) increased cash flows provided by our Retail Energy business segment for retail sales in the first six months of 2002 due to the Texas retail market opening to full competition in January 2002.

     Net cash used in investing activities increased $2.6 billion during the six months ended June 30, 2002 compared to the same period in 2001 primarily due to funding of Reliant Resources' acquisition of Orion Power for $2.9 billion on February 19, 2002, partially offset by a decrease in capital expenditures related to the construction of domestic power generation projects during the six months ended June 30, 2002.

     Cash flows provided by financing activities increased $4.2 billion during the six months ended June 30, 2002 compared to the same period in 2001 primarily due to an increase in short-term borrowings used to fund Reliant Resources' acquisition of Orion Power and termination of a customer accounts receivable factoring agreement and increased balances in cash and temporary investments, partially offset by $1.7 billion in net proceeds from the initial public offering of Reliant Resources in 2001.

                         FUTURE SOURCES AND USES OF CASH

     The following discussion regarding future sources and uses of cash over the next twelve months is presented separately for our regulated businesses and unregulated businesses consistent with the separate liquidity plans that our management has developed for CenterPoint Energy and Reliant Resources.

RELIANT ENERGY (TO BECOME CENTERPOINT ENERGY SUBSEQUENT TO THE RESTRUCTURING)

FUTURE SOURCES OF CASH FLOWS

     Credit Facilities. As of June 30, 2002, we had credit facilities, including facilities of Houston Industries FinanceCo LP (FinanceCo) and RERC Corp., that provided for an aggregate of $5.2 billion in committed credit. As of June 30, 2002, $4.5 billion was outstanding under these facilities including $1.0 billion of commercial paper supported by the facilities, borrowings of $3.5 billion and letters of credit of $2.5 million. For a discussion of the repayment, refinancing and/or amendment of certain of these committed credit facilities and our liquidity concerns, please read Note 8 to our Interim Financial Statements, which note is incorporated herein by reference.

     Offerings of Securities. The following table lists shelf registration statements existing at June 30, 2002 for securities expected to be sold in public offerings.

                                                                                                 TERMINATING ON
                                                                                                     DATE OF
         REGISTRANT                        SECURITY                              AMOUNT(1)        RESTRUCTURING
         ----------                        --------                              ---------        --------------
     Reliant Energy..................  Preferred Stock                        $ 230 million            Yes
     Reliant Energy..................  Debt Securities                          480 million            Yes
     Reliant Energy..................  Common Stock                             254 million            No
     REI Trust II/...................  Trust Preferred and related Junior
        Reliant Energy...............     Subordinated Debentures               125 million            Yes
     RERC Corp.......................  Debt Securities                           50 million            No

----------

(1) The amount reflects the principal amount of debt securities, the aggregate liquidation value of trust preferred securities and the estimated market value of common stock based on the number of shares registered as of June 28, 2002 and the closing market price of Reliant Energy common stock on that date.

     Debt securities having an aggregate principal amount of as much as $1.2 billion are expected to be issued by CenterPoint Energy and/or the transmission and distribution subsidiary of CenterPoint Energy in 2002 following the Restructuring. Additional debt offerings are expected to be made by one or both of these companies in early 2003. Amounts issued in 2002 and 2003 are expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Proceeds from the sale of these debt securities are expected to be used primarily to repay short-term borrowings. In the event CenterPoint Energy elects in 2002 or 2003 to issue common equity or a security having equity characteristics, proceeds from such offering are also expected to be used primarily to repay short-term borrowings.

     Excluding the repayments expected to be made on the transition bonds described in Note 4(a) to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, we have long-term debt maturities of $300 million in November 2002 and $150 million in April 2003. Maturing debt is expected to be refinanced with borrowings under credit facilities.

     Money Fund. We have a "money fund" through which we and participating subsidiaries can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money fund's net funding requirements are generally met with commercial paper and/or bank loans. Following the Restructuring, we expect that the terms under which the money fund operates will be modified in accordance with the requirements set forth for registered public utility holding companies under the 1935 Act.

FUTURE USES OF CASH FLOWS

     Debt Service Requirements. Debt service requirements will be affected by the overall level of interest rates, credit spreads applicable to the various issuers of debt, the amount of short-term debt that is refinanced with long-term debt and/or equity, and the rate established on $175 million of 5.20% pollution control bonds when such bonds are remarketed in the fourth quarter of 2002. We expect to have large amounts of short-term floating-rate debt throughout 2002.

     At June 30, 2002, we had entered into five-year forward starting interest rate swaps having an aggregate notional amount of $1.5 billion to hedge the interest rate on an anticipated offering of five-year notes. The weighted average rate on the swaps was 5.8%. At June 30, 2002, we also had entered into interest rate swaps to fix the rate on $750 million of our floating rate debt. The weighted average rate on these swaps was 3.5% at June 30, 2002 and the swaps expire in 2003 and 2004. While we have, in some instances, hedged our exposure to changes in interest rates by entering into interest rate swaps, the swaps leave us exposed to changes in our credit spread relative to the market indices reflected in the swaps. In addition, there is a risk that the $1.5 billion notional amount of hedges relating to anticipated offerings of debt in 2002 may exceed the principal amount of notes issued in 2002. The requirement that the forward starting swaps be cash settled on the September 4, 2002 start date of the swaps could result in large cash payments or receipts. It is estimated that, at June 30, 2002, the forward starting swaps of $1.5 billion could be terminated at a cost of approximately $74 million. The cash payment or receipt is determined just prior to the earlier of the swap termination date or the mandatory settlement date and may vary significantly depending on interest rate levels. In the event that the notional amount of terminated swaps exceeds the principal amount of any notes issued, 2002 earnings could be impacted by the cash payment or receipt upon the settlement or termination of those swaps that are unrelated to a note offering.

     Credit Ratings. Credit ratings impact Reliant Energy's ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies. For a discussion of our credit ratings and the related factors affecting our future financial position, results of operations and cash flows, please read Note 15(d) to our Interim Financial Statements, which note is incorporated herein by reference.

     Zero-Premium Exchangeable Notes due 2029 (ZENS). From July 1, 2002 through August 9, 2002, holders of approximately 12% of the ZENS outstanding exercised their right to exchange their ZENS for cash, resulting in aggregate cash payments by Reliant Energy of $33 million. Holders of ZENS submitted for exchange are entitled to receive a cash payment equal to 95% of the market value of the reference shares of AOL Time Warner common stock. There are 1.5 reference shares of AOL Time Warner common stock for each of the 17.2 million ZENS units originally issued. The exchange market value is calculated using the average closing price per share of AOL Time Warner common stock on the New York Stock Exchange on one or more trading days following the notice date. Payment must be made no later than ten trading days following the notice date. The Company recorded a gain of $9 million related to the exchanges of the ZENS.

     A subsidiary of Reliant Energy owns the reference shares of AOL Time Warner common stock and has elected to liquidate such holdings in an amount sufficient to make the cash payments. In connection with exchanges through August 9, 2002, Reliant Energy received net proceeds of $31 million from the liquidation of 3.1 million shares of AOL Time Warner common stock at an average price of $10 per share. Deferred taxes of $43 million became current tax obligations as a result of the ZENS submitted for exchange and the sale of AOL Time Warner common stock. For additional information on deferred taxes related to ZENS, please read Note 13 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference.

     Temporary Investments. At June 30, 2002, we had temporary investments in a money market fund of $207 million. In July 2002, we liquidated such investments and used the proceeds to retire short-term debt.

     Capital Expenditures. We expect capital requirements to be met with cash flows from operations as well as proceeds from debt offerings and other borrowings. We anticipate investing up to $3.3 billion in capital expenditures between 2002 and 2006, including $477 million expended during the six months ended June 30, 2002. Of this amount, we anticipate expenditures to be approximately $900 million and $700 million in 2002 and 2003, respectively.

     Environmental Issues. We anticipate investing up to $468 million in capital and other special project expenditures between 2002 and 2006 for environmental compliance, including $142 million expended during the six months ended June 30, 2002, and potentially up to an additional $88 million by 2007. Of this amount, we anticipate expenditures to be approximately $205 million and $109 million in 2002 and 2003, respectively. These environmental compliance expenditures are included in the capital requirements discussed above. For additional information related to environmental issues, please read Note 13(b) to our Interim Financial Statements, which note is incorporated herein by reference.

     Distribution of Texas Genco. In 2002, approximately 20% of Texas Genco is expected to be distributed to holders of CenterPoint Energy common stock. The value of this publicly traded Texas Genco stock will be used to determine the value of Texas Genco for purposes of determining stranded costs.

     Fuel Filing. Reliant Energy filed its final fuel reconciliation with the Texas Utility Commission on July 1, 2002. Although previous fuel reconciliation proceedings have generally covered three year periods, this filing covers $8.6 billion in fuel expense and interest incurred between August 1, 1997 and January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance as of July 31, 1997. During this period of time, Reliant Energy collected $8.5 billion in fuel revenues. This results in a current undercollection, including interest, of $144 million as of June 30, 2002. Current substantive rules require that the Texas Utility Commission rule on this case by March 1, 2003. A procedural schedule has been set with a hearing scheduled to begin November 19, 2002. Under the Texas electric restructuring law, the final fuel balance found to be reasonable by the Texas Utility Commission will be reflected in the 2004 true-up proceeding.

     Reliant Energy HL&P Rate Matters. An order issued by the Texas Utility Commission on October 3, 2001 (October 3, 2001 Order) established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that Reliant Energy HL&P had overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under the 1998 transition to competition plan (Transition Plan) and Texas electric restructuring law. In this final order, Reliant Energy HL&P was required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the Transition Plan and the Texas electric restructuring law. Per the October 3, 2001 Order, our Electric Transmission and Distribution business segment recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation. Our Electric Transmission and Distribution business segment began refunding excess mitigation credits with the January 2002 unbundled bills, to be refunded over a seven year period. The annual cash flow impact of the reversal of both redirected and accelerated depreciation is a decrease of approximately $236 million. Under the Texas electric restructuring law, a final settlement of these stranded costs will occur in 2004. For further discussion, please read Note 4(a) to the Reliant Energy 10-K/A Notes.

     Treasury Stock Purchases. As of June 30, 2002, we were authorized under our common stock repurchase program to purchase an additional $271 million of our common stock. Our purchases under our repurchase program depend on market conditions, might not be announced in advance and may be made in open market or privately negotiated transactions. CenterPoint Energy has no current plans to engage in a significant stock buy-back program, but may seek to repurchase shares in the open market for use in various benefit and employee compensation plans, or to maintain a targeted balance of outstanding shares to the extent that original issue stock is used for such purposes.

     Pension and Postretirement Benefits Funding. We make contributions to achieve adequate funding of company sponsored pension and postretirement benefits in accordance with applicable regulations and rate orders. Due to the decline in current market value of the pension plan's assets, the value of the plan's assets is less than our accumulated pension benefit obligation. As a result, we may be required to record a minimum pension liability adjustment to other comprehensive income during the fourth quarter of 2002, which could be material.

     Other Sources/Uses of Cash. Reliant Energy's liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. We expect our capital requirements to be met with cash flows from operations, short-term borrowings and proceeds from debt and equity offerings, and believe that our current borrowing capability, along with our future anticipated cash flows from operations and proceeds from anticipated sales of securities in the capital markets, assuming successful refinancings of credit facilities as they mature, will be sufficient to meet our cash needs.

RELIANT RESOURCES - UNREGULATED BUSINESSES

FUTURE SOURCES OF CASH FLOWS

     Credit Facilities. As of June 30, 2002, Reliant Resources had $8.3 billion in committed credit facilities of which $1.2 billion remained unused. Credit facilities aggregating $5.4 billion were unsecured. As of June 30, 2002, letters of credit outstanding under these facilities aggregated $803 million. As of June 30, 2002, borrowings of $6.3 billion were outstanding under these facilities. As of June 30, 2002, Reliant Resources had $6.3 billion of committed credit facilities which will expire by June 30, 2003 of which $2.8 billion will expire by December 31, 2002. For a discussion of the repayment, refinancing and/or amendment of certain of these committed credit facilities and Reliant Resources' liquidity concerns, please read Note 8 to our Interim Financial Statements.

     Credit Ratings. Credit ratings impact Reliant Resources' ability to obtain short- and long-term financing, the cost of such financing and the execution of Reliant Resources' commercial strategies. For a discussion of Reliant Resources' credit ratings and the related factors affecting their future financial position, results of operations and cash flows, please read Note 15(d) to our Interim Financial Statements.

     Orion Power and its Subsidiaries Credit Facilities Covenant Waivers. For a discussion of Orion Power and its subsidiaries covenant waivers during the second quarter of 2002, please read Note 8 to our Interim Financial Statements.

     For additional information regarding Orion Power and its subsidiaries' debt obligations, please read Note 8 to our Interim Financial Statements.

     For a discussion of other factors affecting Reliant Resources' sources of cash and liquidity, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" in the Reliant Energy Form 10-K/A, which is incorporated herein by reference, and Note 8 to our Interim Financial Statements.

     California Trade Receivables. As of June 30, 2002, Reliant Resources was owed a total of $239 million, net of a $49 million reserve for refund, by the Cal ISO, the Cal PX, the California Department of Water Resources, and California Energy Resources Scheduling for energy sales in the California wholesale market during the fourth quarter of 2000 through June 30, 2002. From June 30, 2002 through August 9, 2002, Reliant Resources has collected $1 million of these receivable balances. As of June 30, 2002, Reliant Resources had a pre-tax credit provision of $30 million against these receivable balances. For additional information regarding uncertainties in the California wholesale market, please read Notes 13(a) and 13(d) to our Interim Financial Statements and Notes 14(f) and 14(g) to the Reliant Energy 10-K/A Notes, which notes are incorporated herein by reference.

FUTURE USES OF CASH FLOWS

     Generating Projects. As of June 30, 2002, Reliant Resources had one generating facility under construction. Total estimated costs of constructing this facility are $496 million. As of June 30, 2002, Reliant Resources had incurred $212 million of the total projected costs of this project, which was funded primarily from equity and debt facilities. In addition, in connection with the acquisition of Orion Power, Reliant Resources acquired contracts to purchase additional power generation equipment, consisting of steam and combustion turbines and heat recovery steam generators. Remaining costs under the contracts are $548 million or Reliant Resources may cancel the contracts for a total cost of $25 million. Reliant Resources is actively attempting to market this equipment, having determined that it is in excess of their current needs. In addition to these facilities, Reliant Resources is constructing facilities as construction agents under the construction agency agreements, which permit them, to lease or buy each of these facilities at the conclusion of their construction.

     Construction Agency Agreement and Equipment Financing Structure. In 2001, Reliant Resources, through several of their subsidiaries, entered into operative documents with special purpose entities to facilitate the development, construction, financing and leasing of several power generation projects. These special purpose entities are not consolidated by Reliant Resources. In addition, Reliant Resources, through their subsidiary, REPG, has entered into an agreement with a bank whereby the bank, as owner, entered or will enter into contracts for the purchase and construction of power generation equipment and REPG, or its subagent, acts as the bank's agent in connection with administering the contracts for such equipment. For information regarding these transactions, please read Note 13(f) to our Interim Financial Statements.

     Payment to Reliant Energy. To the extent that Reliant Resources' price for providing retail electric service to residential and small commercial customers in Reliant Energy's Houston service territory during 2002 and 2003, which price is mandated by the Texas electric restructuring law, exceeds the market price of electricity, Reliant Resources may be required to make a payment to Reliant Energy in early 2004 unless the Texas Utility Commission determines that, on or prior to January 1, 2004, 40% or more of the amount of electric power that was consumed in 2000 by residential or small commercial customers, as applicable, within Reliant Energy's electric utility's Houston service territory as of January 1, 2002 is committed to be served by retail electric providers other than Reliant Resources. Currently, Reliant Resources is unable to estimate the amount of such payment, if any.

     Restricted Cash. All of Reliant Resources' operations are conducted by their subsidiaries. Reliant Resources' cash flow and their ability to service parent-level indebtedness when due is dependent upon their receipt of cash dividends, distributions or other transfers from their subsidiaries. The terms of some of Reliant Resources' subsidiaries' indebtedness restrict their ability to pay dividends or make restricted payments to Reliant Resources in some circumstances. Under the credit agreements of certain of Orion Power's subsidiaries, these subsidiaries are restricted from distributing cash to Orion Power. In addition, covenants under some indebtedness of Orion Power restrict its ability to pay dividends to Reliant Resources unless Orion Power meets certain conditions, including the ability to incur additional indebtedness without violating the required fixed charge coverage ratio of 2.0 to 1.0. A credit facility of Orion Power also restricts its ability to pay dividends to Reliant Resources unless the restrictions contained in certain of its subsidiaries' credit agreements have terminated and no restrictions remain under their credit agreements. As of June 30, 2002, Reliant Resources had restricted cash totaling $374 million related to Orion Power and its subsidiaries.

     In addition, the ability of REMA, Reliant Resources' subsidiary that owns some of the power generation facilities in Reliant Resources' Northeast regional portfolio, to pay dividends or make payments to Reliant Resources is restricted under the terms of three lease agreements under which Reliant Resources leases all or an undivided interest in these generating facilities. These agreements allow REMA to pay dividends or make restricted payments only if specified conditions are satisfied, including maintaining specified fixed charge coverage ratios. As of June 30, 2002, the specified conditions were satisfied.

     Counterparty Credit Risk. Reliant Resources is exposed to the risk that counterparties who owe them money or physical commodities, such as energy or gas, as a result of market transactions fail to perform their obligations. Should the counterparties to these arrangements fail to perform, Reliant Resources might incur losses if Reliant Resources is forced to acquire alternative hedging arrangements or replace the underlying commitment at then-current market prices. In addition, Reliant Resources might incur additional losses to the extent of amounts, if any, already paid to the defaulting counterparties.

     The output of the Liberty Electric Generating Station is contracted under a tolling agreement (Tolling Agreement) for a term of approximately 14 years, with an option to extend at the end of the term. Standard & Poor's and Moody's have downgraded to below investment grade status the senior unsecured debt of PG&E National Energy Group, Inc., one of the two guarantors of PG&E Energy Trading-Power, L.P.'s (PGET) obligations under the Tolling Agreement. The downgrade constitutes an Event of Default by PGET under the Tolling Agreement unless PGET posts replacement security within ten business days after Liberty Electric Power, LLC (LEP) notifies PGET of the default. On August 5, LEP notified PGET of the default. PGET has informed LEP that it will not post the replacement credit support within the 10 business days period. While LEP could terminate the Tolling Agreement pursuant to the terms of the Tolling Agreement, there are certain limitations in the Liberty Credit Agreement on LEP's ability to take unilateral action in response to a PGET Event of Default.

     Generating Capacity Auction Letter of Credit. After the Distribution, Reliant Resources will be required to post letters of credit to secure the entitlements to the generation capacity of Reliant Energy's Texas electric utility generation assets (Texas Genco) that they purchase in the capacity auctions conducted by Texas Genco. If Reliant Resources was not an affiliate as of June 30, 2002, they would have been required to post letters of credit to secure their entitlements to Texas Genco's capacity.

     Treasury Stock Purchases. On December 6, 2001, Reliant Resources' Board of Directors authorized Reliant Resources to purchase up to 10 million additional shares of their common stock through June 2003. Purchases will be made on a discretionary basis in the open market or otherwise at times and in amounts as determined by management subject to market conditions, legal requirements and other factors. Since the date of this authorization through August 9, 2002, Reliant Resources has not purchased any shares of their common stock under this program.

     Other Sources/Uses of Cash. Reliant Resources' liquidity and capital requirements are affected primarily by the results of operations, capital expenditures, debt service requirements, working capital needs and collateral requirements. Energy and capital markets permitting, Reliant Resources expect to grow through the construction of new generation facilities and the acquisition of generation facilities, and the expansion of their energy retail business. Reliant Resources expects any resulting capital requirements to be met with cash flows from operations, and proceeds from debt and equity offerings, project financings, securitization of assets, other borrowings and off-balance sheet financings. Additional capital expenditures, some of which may be substantial, depend to a large extent upon the nature and extent of future project commitments, which are discretionary. Reliant Resources believes that their current level of cash and borrowing capability, along with their future anticipated cash flows from operations and assuming successful refinancings of credit facilities as they mature, will be sufficient to meet the existing operational and collateral needs of their business for the next 12 months. If cash generated from operations is insufficient to satisfy their liquidity requirements, Reliant Resources may seek to sell either equity or debt securities, sell assets or obtain additional credit facilities or long-term financings from financial institutions.

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

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Our rate-regulated businesses follow the accounting and reporting requirements of SFAS No. 71. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. The total amounts of regulatory assets and liabilities reflected in the Consolidated Balance Sheets are $3.3 billion and $1.4 billion at December 31, 2001, respectively, and $3.4 billion and $1.1 billion at June 30, 2002, respectively.

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

UNBILLED ENERGY REVENUES

     Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meters which are read on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Beginning in January 2002, this unbilled electric revenue is estimated each month based on daily supply volumes, line losses and applicable customer rates based on analyses reflecting significant historical trends and experience as well as related supply costs for Reliant Resources' Retail Energy business segment. Unbilled natural gas sales are estimated based on estimated purchased gas volumes, estimated lost and unaccounted for gas and tariffed rates in effect. Accrued unbilled revenues recorded in the Consolidated Balance Sheet as of December 31, 2001 were $33 million related to our Electric Transmission and Distribution business segment, $19 million related to Reliant Resources' Retail Energy business segment and $188 million related to our Natural Gas Distribution business segment. Accrued unbilled revenues recorded in the Consolidated Balance Sheet as of June 30, 2002 were $89 million related to our Electric Transmission and Distribution business segment, $498 million related to Reliant Resources' Retail Energy business segment and $22 million related to our Natural Gas Distribution business segment.

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

     The determination of fair values of trading and marketing assets and liabilities for our energy trading, marketing and price risk management operations and non-trading derivative assets and liabilities, including stranded cost obligations related to Reliant Resources' European Energy operations, are based on estimates. For further discussion, please read " -- Trading and Marketing Operations" and "Quantitative and Qualitative Disclosures About Market Risk" in Item 3 of this Form 10-Q and Note 4 to our Interim Financial Statements.

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

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Company will apply this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. We will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002

     See Note 4 to our Interim Financial Statements for a discussion of our adoption of SFAS No. 133 on January 1, 2001 and adoption of subsequent cleared guidance. See Note 6 to our Interim Financial Statements for a discussion of our adoption of SFAS No. 142, "Goodwill and Other Intangible Assets".

     In June 2002, the EITF reached a consensus on EITF No. 02-03 that all mark-to-market gains and losses on energy trading contracts should be shown net in the income statement whether or not settled physically. An entity should disclose the gross transaction volumes for those energy trading contracts that are physically settled. The EITF did not reach a consensus on whether recognition of dealer profit, or unrealized gains and losses at inception of an energy trading contract is appropriate in the absence of quoted market prices or current market transactions for contracts with similar terms. The FASB staff indicated that until such time as a consensus is reached, the FASB staff will continue to hold the view that previous EITF consensus do not allow for recognition of dealer profit, unless evidenced by quoted market prices or other current market transactions for energy trading contracts with similar terms and counterparties. The consensus on presenting gains and losses on energy trading contracts net is effective for financial statements issued for periods ending after July 15, 2002. Upon application of the consensus, comparative financial statements for prior periods should be reclassified to conform to the consensus. We currently report all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Beginning with the quarter ended September 30, 2002, we will report all energy trading and marketing activities on a net basis in the Statements of Consolidated Income pursuant to EITF No. 02-03. Although we are in the process of determining the effect of adoption of EITF No. 02-03 on our Statements of Consolidated Income, we expect the adoption will result in a substantial reduction in operating revenues, fuel and cost of gas sold, and purchased power.

     During the first quarter of 2002, the FASB considered proposed approaches related to identifying and accounting for special-purpose entities. The current proposal being considered by the FASB would limit special purpose entities used by a company for financing and other purposes not being consolidated with its results of operations. One criterion being considered is to require consolidation of a special purpose entity if the equity investments held by third-party owners in the special purpose entity are less than 10% of capitalization. The FASB likely will not grandfather special purpose entities existing at the date the final interpretation is issued. Special purpose entities in existence at the date of adoption of this interpretation will likely be consolidated by the primary beneficiary. For information regarding special purpose entities affiliated with Reliant Resources, please read Notes 13(f) and
(g) to our Interim Financial Statements.

           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

COMMODITY PRICE RISK

     We assess the risk of our non-trading derivatives (Energy Derivatives) using a sensitivity analysis method, and we assess the risk of our trading derivatives (Trading Derivatives) using the value-at-risk (VAR) method, in order to maintain our total exposure within management-prescribed limits.

     The sensitivity analysis performed on our Energy Derivatives measures the potential loss based on a hypothetical 10% movement in energy prices. A decrease of 10% in the market prices of energy commodities from their June 30, 2002 levels would have decreased the fair value of our Energy Derivatives from their levels on those respective dates by $69 million, excluding non-trading derivative liabilities associated with Reliant Resources' European Energy business segment's stranded cost gas contracts.

     Reliant Resources' European Energy business segment's stranded cost gas import contract has exposure to commodity price movements. For information regarding this contract, please read Notes 4 and 13(e) to our Interim Financial Statements. A decrease of 10% in market prices of energy commodities from their June 30, 2002 levels would result in a loss of $73 million.

     We utilize the variance/covariance model of VAR, which is a probabilistic model that measures the estimated risk of loss to earnings in market sensitive instruments based on historical experience. With respect to Trading Derivatives, our highest, lowest and average daily VAR were $29 million, $13 million and $17 million, respectively, during the second quarter of 2002 and $29 million, $13 million and $18 million, respectively, during the first six months of 2002 based on a 95% confidence level and primarily a one day holding period. During the second quarter of 2001, our highest, lowest and average daily VAR were $16 million, $3 million and $7 million, respectively, and during the first six months of 2001, our highest, lowest and average monthly VAR were $18 million, $3 million and $8 million, respectively, based on a 95% confidence level and primarily a one day holding period.

     We cannot assure you that market volatility, failure of counterparties to meet their contractual obligations, transactions entered into after the date of this Form 10-Q or a failure of risk controls will not lead to significant losses from our trading, marketing and risk management activities.

INTEREST RATE RISK

     We have outstanding long-term debt, bank loans and commercial paper obligations, mandatory redeemable preferred securities of subsidiary trusts holding solely our junior subordinated debentures (Trust Preferred Securities), securities held in our nuclear decommissioning trusts, some lease obligations and our obligations under the 2.0% Zero-Premium Exchangeable Subordinated Notes due 2029 (ZENS) that subject us to the risk of loss associated with movements in market interest rates. We utilize interest-rate swaps in order to hedge portions of our floating-rate debt and to hedge a portion of the interest rate applicable to future offerings of long-term debt.

     Our floating-rate obligations borrowed from third parties aggregated $10.6 billion at June 30, 2002. If the floating rates were to increase by 10% from June 30, 2002 rates, our combined interest expense to third parties would increase by a total of $2.7 million each month in which such increase continued.

     At June 30, 2002, we had outstanding fixed-rate debt (excluding indexed debt securities) and Trust Preferred Securities aggregating $6.8 billion in principal amount and having a fair value of $6.6 billion. These instruments are fixed-rate and, therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of these instruments would increase by approximately $1.1 billion if interest rates were to decline by 10% from their levels at June 30, 2002. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

     As discussed in Note 14(k) to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, we contributed $14.8 million in 2001 to trusts established to fund our share of the decommissioning costs for the South Texas Project. In 2002, we began contributing $2.9 million per year to these trusts. The securities held by the trusts for decommissioning costs had an estimated fair value of $169 million as of June 30, 2002, of which approximately 45% were fixed-rate debt securities that subject us to risk of loss of fair value with movements in market interest rates. If interest rates were to increase by 10% from their levels at June 30, 2002, the fair value of the fixed-rate debt securities would decrease by approximately $2 million. In addition, the risk of an economic loss is mitigated. Any unrealized gains or losses are accounted for in accordance with SFAS No. 71 as a regulatory asset/liability because we believe that our future contributions, which are currently recovered through the ratemaking process, will be adjusted for these gains and losses. For further discussion regarding the recovery of decommissioning costs pursuant to the Texas electric restructuring law, please read Note 4(a) to the Reliant Energy 10-K/A Notes.

     As discussed in Note 10(b) to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, RERC Corp.'s $500 million aggregate principal amount of 6 3/8% Term Enhanced Remarketable Securities include an embedded option to remarket the securities. The option is expected to be exercised in the event that the ten-year Treasury rate in 2003 is below 5.66%. At June 30, 2002, we could terminate the option at a cost of $25 million. A decrease of 10% in the June 30, 2002 level of interest rates would increase the cost of termination of the option by approximately $13 million.

     As discussed in Note 8 to the Reliant Energy 10-K/A Notes, which note is incorporated herein by reference, upon adoption of SFAS No. 133 effective January 1, 2001, the ZENS obligation was bifurcated into a debt component of $122 million and a derivative component of $788 million. The debt component of $122 million is a fixed-rate obligation and, therefore, does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of the debt component would increase by approximately $18 million if interest rates were to decline by 10% from levels at June 30, 2002. Changes in the fair value of the derivative component will be recorded in our Statements of Consolidated Income and, therefore, we are exposed to changes in the fair value of the derivative component as a result of changes in the underlying risk-free interest rate. If the risk-free interest rate were to increase by 10% from June 30, 2002 levels, the fair value of the derivative component would increase by approximately $6 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As of June 30, 2002, we have interest rate swaps with an aggregate notional amount of $2.0 billion that fix the interest rate applicable to floating rate short-term debt and long-term debt. At June 30, 2002, the swaps relating to short-term and long-term debt could be terminated at a cost of $28 million. Of these swaps, $0.8 billion relating to short-term debt do not qualify as cash flow hedges under SFAS No. 133, and are marked to market in the Company's Consolidated Balance Sheets with changes reflected in interest expense in the Statements of Consolidated Income. The remaining $1.2 billion in swaps relating to both short-term and long-term debt qualify for hedge accounting under SFAS No. 133 and the periodic settlements are recognized as an adjustment to interest expense in the Statements of Consolidated Income over the term of the swap agreements. A decrease of 10% in the June 30, 2002 level of interest rates would increase the cost of terminating the swaps related to short-term debt and long-term debt outstanding at June 30, 2002 by $16 million.

     As of June 30, 2002, we have entered into forward-starting interest rate swaps having an aggregate notional amount of $2 billion to hedge the interest rate on future offerings of long-term fixed-rate notes. At June 30, 2002, these swaps could be terminated at a cost of $91 million. These swaps qualify as cash flow hedges under SFAS No. 133. Should the forecasted interest payments no longer be probable, any deferred amount will be recognized immediately into income. A decrease of 10% in the June 30, 2002 level of interest rates would increase the cost of terminating these swaps by $17 million.

FOREIGN CURRENCY EXCHANGE RATE RISK

     As of June 30, 2002, we have entered into foreign currency swaps and foreign exchange forward contracts and have issued Euro-denominated debt to hedge our net investment in Reliant Resources' European Energy business segment. Changes in the value of the swaps, forwards and debt are recorded as foreign currency translation adjustments as a component of accumulated other comprehensive income (loss) in stockholders' equity. As of June 30, 2002, we have recorded a $9 million gain in cumulative net translation adjustments. The cumulative translation adjustments will be realized in earnings and cash flows only upon the disposition of the related investments.

     As of June 30, 2002, Reliant Resources' European Energy business segment had entered into transactions to purchase approximately $249 million at fixed exchange rates in order to hedge future fuel purchases payable in U.S. dollars. As of June 30, 2002, the fair value of these financial instruments was a $7 million liability. An increase in the value of the Euro of 10% compared to the U.S. dollar from its June 30, 2002 level would result in a loss in the fair value of these foreign currency financial instruments of $24 million. For information regarding the accounting for these financial instruments, see Note 5(b) to the Reliant Energy 10-K/A Notes.

     Reliant Resources' European Energy business segment's stranded cost gas contract has foreign currency exposure. An increase of 10% in the U.S. dollar relative to the Euro from their June 30, 2002 levels would result in a loss of earnings of $14 million.

EQUITY MARKET VALUE RISK

     We are exposed to equity market value risk through our ownership of approximately 26 million shares of AOL Time Warner common stock, which we hold to facilitate our ability to meet our obligations under the ZENS. Please read
Note 8 to the Reliant Energy 10-K/A Notes for a discussion of the effect of adoption of SFAS No. 133 on our ZENS obligation and our historical accounting treatment of our ZENS obligation. Subsequent to adoption of SFAS No. 133, a decrease of 10% from the June 30, 2002 market value of AOL Time Warner common stock would result in a net loss of approximately $3 million, which would be recorded as a loss in our Statements of Consolidated Income.

     As discussed above under "-- Interest Rate Risk," we contribute to trusts established to fund our share of the decommissioning costs for the South Texas Project, which held debt and equity securities as of June 30, 2002. The equity securities expose us to losses in fair value. If the market prices of the individual equity securities were to decrease by 10% from their levels at June 30, 2002, the resulting loss in fair value of these securities would be approximately $9 million . Currently, the risk of an economic loss is mitigated as discussed above under "-- Interest Rate Risk."

     We have an investment in Itron, Inc. (Itron), which is classified as "available-for-sale" under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". As of June 30, 2002, the value of the Itron investment was $7 million. The Itron investment exposes us to losses in the fair value of Itron common stock. A 10% decline in the market value per share of Itron common stock from the June 30, 2002 level would decrease the fair value by less than $1 million.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting Reliant Energy, please read Note 13 to our Interim Financial Statements, the discussion under "Our Business -- Environmental Matters" and Item 3 of the Reliant Energy Form 10-K/A and Notes 4 and 14 to the Reliant Energy 10-K/A Notes, all of which are incorporated herein by reference.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     At the annual meeting of Reliant Energy's shareholders held on June 5, 2002, the matters voted upon and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to such matters (including a separate tabulation with respect to each nominee for office) were as stated below:

     The following nominee for Class III directors was elected to serve a three-year term expiring 2005 (there were no broker non-votes):

                                                        For                              Withheld
                                                   --------------                     -------------
         O. Holcombe Crosswell                      249,600,527                         13,073,233

     The following directors' terms continued after the meeting and expire when indicated:

         Robert J. Cruikshank (2003),
         T. Milton Honea (2003),
         Laree E. Perez (2003),
         Milton Carroll (2004),
         John T. Cater (2004), and
         R. Steve Letbetter (2004).

     Previous Class III directors James A. Baker, III and Richard E. Balzhiser retired from the board of directors at the expiration of their terms.

     The ratification of the appointment of Deloitte & Touche LLP as independent accountants and auditors for Reliant Energy for 2002 was approved with 244,915,165 votes for, 15,378,170 votes against, 2,374,925 abstentions and 5,500 broker non-votes.

     The shareholder proposal to adopt a policy stating that the public accounting firm retained by Reliant Energy to provide audit services, or any affiliated company, should not also be retained to provide non-audit services to Reliant Energy was not approved with 136,560,646 votes against, 57,683,351 votes for, 24,625,782 abstentions and 43,803,981 broker non-votes.

     The shareholder proposal to require that the board of directors of Reliant Energy (the "Board") include in future proxy statements a description of the Board's role in the development and monitoring of Reliant Energy's long-term strategic plan was not approved with 181,694,663 votes against, 30,173,752 votes for, 7,001,364 abstentions and 43,803,981 broker non-votes.

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

     o    timing of the implementation of our business separation plan;

     o the effects of competition, including the extent and timing of the entry of additional competitors in our markets;

     o industrial, commercial and residential growth in our service territories;

     o    any reduction in our trading, marketing and origination activities;


     o our pursuit of potential business strategies, including acquisitions or dispositions of assets or the development of additional power generation facilities;

     o state, federal and other rate regulations in the United States and in foreign countries in which we operate or into which we might expand our operations;

     o the timing and extent of changes in commodity prices, particularly natural gas;

     o    weather variations and other natural phenomena;

     o political, legal and economic conditions and developments in the United States and in foreign countries in which we operate or into which we might expand our operations, including the effects of fluctuations in foreign currency exchange rates;

     o financial market conditions and the results of our financing efforts, including our ability to replace substantial bank credit facilities that are due to terminate in 2002 and early 2003;

     o    ramifications from the bankruptcy filing of Enron Corp.;

     o any direct or indirect effect on our business resulting from the September 11, 2001 terrorist attacks or any similar incidents or responses to such incidents;

     o    the performance of our projects;

     o    the outcome of pending securities lawsuits; and

     o other factors we discuss in the Reliant Energy Form 10-K/A, including those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings."

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

       Exhibit 99 Items incorporated by reference from the Reliant Energy Form 10-K/A: Item 1 "Our Business - RERC Corp. Restructuring," Item 3 "Legal Proceedings," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources" and "- Certain Factors Affecting Our Future Earnings," Item 7A - Quantitative and Qualitative Disclosures About Market Risk," and Notes 1 (Background and Basis of Presentation), 2(d) (Revenues), 2(e) (Long-Lived Assets and Intangibles), 2(f) (Regulatory Assets and Liabilities), 2(l) (Investment in Debt and Equity Securities), 2(q) (New Accounting Pronouncements), 3 (Business Acquisitions), 4 (Regulatory Matters), 5 (Derivative Financial Instruments), 8 (Indexed Debt Securities (ACES and
                         ZENS) and AOL Time Warner Securities), 10(b) (Long-term
                         Debt), 11 (Trust Preferred Securities), 13 (Income Taxes), 14 (Commitments and Contingencies), 21 (Bankruptcy of Enron Corp. and its Affiliates) and 22 (Subsequent Events) of the Reliant Energy 10-K/A Notes.

       Exhibit 10.1 First Amendment to $2,500,000,000 Senior A Credit Agreement dated as of July 12, 2002 among Houston Industries FinanceCo L.P., Reliant Energy, Incorporated and the lender thereto.

       Exhibit 10.2 First Amendment to $1,800,000,000 Senior B Credit Agreement dated as of July 12, 2002 among Houston Industries FinanceCo L.P., Reliant Energy, Incorporated and the lender parties thereto.

       Exhibit 10.3 First Amendment to $400,000,000 Amended and Restated Revolving Credit and Competitive Advance Facilities Agreement dated as of July 12, 2002 among Houston Industries FinanceCo L.P., Reliant Energy, Incorporated and the banks named therein.

       Exhibit 10.4 Fourth Amendment to Houston Industries Incorporated Long-Term Incentive Compensation Plan, effective January 1, 2001.

       Exhibit 10.5 First Amendment to NorAm Energy Corp. 1994 Incentive Equity Plan, effective January 1, 2001.

       Exhibit 10.6 Reliant Energy, Incorporated 1994 Long-Term Incentive Compensation Plan, as amended and restated effective January 1, 2001.

       Exhibit 10.7 Form of Stock Option Agreement for non-qualified options granted under the Reliant Energy, Incorporated 1994 Long-Term Incentive Compensation Plan.

       Exhibit 10.8 Reliant Energy, Incorporated Savings Plan, as amended and restated April 1, 1999 (incorporated by reference to Exhibit 10(cc)(l) to Reliant Energy's Form 10-K for the year ended December 31, 1999).

       Exhibit 10.9 First Amendment to Reliant Energy, Incorporated Savings Plan, as amended and restated April 1, 1999, effective as of the dates specified therein.

       Exhibit 10.10 Second Amendment to Reliant Energy, Incorporated Savings Plan, as amended and restated April 1, 1999, effective as of the dates specified therein.

       Exhibit 10.11 Third Amendment to Reliant Energy, Incorporated Savings Plan, as amended and restated April 1, 1999, effective as of the dates specified therein.

       Exhibit 10.12 Fourth Amendment to Reliant Energy, Incorporated Savings Plan, as amended and restated April 1, 1999, effective as of the dates specified therein.


(b)  Reports on Form 8-K.

     On April 8, 2002, we filed a Current Report on Form 8-K dated April 5, 2002, announcing the SEC informal inquiry.

     On April 29, 2002, we filed a Current Report on Form 8-K dated April 29, 2002, relating to the announcement of first quarter 2002 results.

     On July 5, 2002, we filed a Current Report on Form 8-K dated July 5, 2002, in order to provide updated information regarding certain investigations, litigation and governmental proceedings involving Reliant Energy and/or its subsidiaries, including its approximately 83% owned subsidiary Reliant Resources, Inc.

     On July 15, 2002, we filed a Current Report on Form 8-K dated July 12, 2002, announcing the extension of $4.7 billion in credit facilities of Reliant Energy.

     On July 25, 2002, we filed a Current Report on Form 8-K dated July 25, 2002, relating to the announcement of second quarter 2002 results.

     On August 1, 2002, we filed a Current Report on Form 8-K dated July 31, 2002 announcing that on July 31, 2002, Moody's Investors Service, Inc. and Standard & Poor's Rating Services took various actions related to the credit ratings of Reliant Energy, Incorporated and its subsidiaries. Also on July 31, 2002, Reliant Energy announced that the Internal Revenue Service had issued a supplemental ruling confirming that the proposed spin-off of Reliant Resources from Reliant Energy will be tax-free to Reliant Energy and its shareholders.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      RELIANT ENERGY, INCORPORATED
                                              (Registrant)




                              By:       /s/ Mary P. Ricciardello
                                 ----------------------------------------------
                                            Mary P. Ricciardello
                             Senior Vice President and Chief Accounting Officer


Date:  August 14, 2002