Form 10-Q
period 2002-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2002-11-15
CIK 48732

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

                         ------------------------------


                          Commission file number 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

             (Exact name of registrant as specified in its charter)


                                 Texas                                                                 22-3865106
    (State or other jurisdiction of incorporation or organization)                        (I.R.S. Employer Identification No.)

                            1111 Louisiana
                            Houston, Texas                                                                77002
               (Address of principal executive offices)                                                (Zip Code)


                                 (713) 207-3000
              (Registrant's telephone number, including area code)

                          RELIANT ENERGY, INCORPORATED
                        (Former Name, Former Address and
                         Former Fiscal Year, if changed
                               since last report)

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

As of November 9, 2002, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2002

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION
          Item 1. Financial Statements.................................................................1
                  Statements of Consolidated Income
                     Three Months and Nine Months Ended September 30, 2001 and 2002 (unaudited)........1
                  Consolidated Balance Sheets
                     December 31, 2001 and September 30, 2002 (unaudited)..............................2
                  Statements of Consolidated Cash Flows
                     Three Months and Nine Months Ended September 30, 2001 and 2002 (unaudited)........4
                  Notes to Unaudited Consolidated Financial Statements.................................5

          Item 2. Management's Narrative Analysis of the Results of Operations of
                  CenterPoint Energy Houston Electric, LLC and Subsidiaries...........................19

          Item 4. Controls and Procedures.............................................................27

PART II.  OTHER INFORMATION

          Item 1. Legal Proceedings...................................................................28
          Item 5. Other Information...................................................................28
          Item 6. Exhibits and Reports on Form 8-K....................................................30

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

                  CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND
      SUBSIDIARIES (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED              NINE MONTHS ENDED
                                                                           SEPTEMBER 30,                  SEPTEMBER 30,
                                                                   ----------------------------    ----------------------------
                                                                       2001            2002            2001            2002
                                                                   ------------    ------------    ------------    ------------

REVENUES.........................................................     $ 709,750       $ 660,342     $ 1,688,956     $ 1,756,744
                                                                   ------------    ------------    ------------    ------------
EXPENSES:
  Purchased power................................................            --              --              --          55,932
  Operation and maintenance......................................       164,610         130,175         448,288         400,767
  Depreciation and amortization..................................       122,454          74,702         254,504         204,282
  Taxes other than income taxes..................................        88,458          56,419         234,903         168,340
                                                                   ------------    ------------    ------------    ------------
      Total......................................................       375,522         261,296         937,695         829,321
                                                                   ------------    ------------    ------------    ------------
OPERATING INCOME.................................................       334,228         399,046         751,261         927,423
                                                                   ------------    ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Interest expense...............................................       (51,805)        (57,693)       (171,978)       (185,358)
  Other, net.....................................................        11,425           7,701          35,922          15,268
                                                                   ------------    ------------    ------------    ------------
      Total......................................................       (40,380)        (49,992)       (136,056)       (170,090)
                                                                   ------------    ------------    ------------    ------------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
  PREFERRED DIVIDENDS............................................       293,848         349,054         615,205         757,333
  Income Tax Expense.............................................       107,198         120,854         212,963         258,994
                                                                   ------------    ------------    ------------    ------------
INCOME FROM CONTINUING OPERATIONS BEFORE PREFERRED DIVIDENDS.....       186,650         228,200         402,242         498,339
  Income from Discontinued Operations, net of tax................       168,422         134,839         531,738         131,949
                                                                   ------------    ------------    ------------    ------------
INCOME BEFORE PREFERRED DIVIDENDS................................       355,072         363,039         933,980         630,288
  Preferred Dividends............................................            97              --             292              --
                                                                   ------------    ------------    ------------    ------------
NET INCOME ......................................................  $    354,975    $    363,039    $    933,688    $    630,288
                                                                   ============    ============    ============    ============


             See Notes to the Company's Interim Financial Statements

                  CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND
      SUBSIDIARIES (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,      SEPTEMBER 30,
                                                                                     2001               2002
                                                                                --------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents................................................    $        3,428     $        6,273
   Accounts and notes receivable, net.......................................            12,463            167,403
   Accrued unbilled revenues................................................            33,404             83,282
   Materials and supplies...................................................            80,919             71,621
   Current assets of discontinued operations................................         6,366,569                 --
   Other....................................................................             4,071              7,553
                                                                                --------------     --------------
     Total current assets...................................................         6,500,854            336,132
                                                                                --------------     --------------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................         6,254,277          5,900,594
   Less accumulated depreciation and amortization...........................        (2,195,280)        (2,073,766)
                                                                                --------------     --------------
     Property, plant and equipment, net.....................................         4,058,997          3,826,828
                                                                                --------------     --------------
OTHER ASSETS:
   Other intangibles, net...................................................            44,314             38,741
   Regulatory assets........................................................         3,247,888          3,719,521
   Note receivable-affiliate................................................                --            750,000
   Non-current assets of discontinued operations............................        16,910,295                 --
   Other....................................................................           181,589             87,993
                                                                                --------------     --------------
     Total other assets.....................................................        20,384,086          4,596,255
                                                                                --------------     --------------
       TOTAL ASSETS.........................................................    $   30,943,937     $    8,759,215
                                                                                ==============     ==============


             See Notes to the Company's Interim Financial Statements

                  CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND
      SUBSIDIARIES (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                                                 DECEMBER 31,       SEPTEMBER 30,
                                                                                     2001               2002
                                                                                --------------     --------------
CURRENT LIABILITIES:
   Short-term borrowings...................................................     $      163,731     $           --
   Current portion of long-term debt.......................................            414,038             18,742
   Accounts payable........................................................             40,089             34,917
   Accounts and notes payable-- affiliates, net............................            266,190             13,682
   Taxes accrued...........................................................            113,694            129,231
   Interest accrued........................................................             49,718             53,128
   Regulatory liabilities..................................................            154,783            169,776
   Current liabilities of discontinued operations........................           8,789,005                 --
   Other...................................................................            124,458             63,907
                                                                                --------------     --------------
     Total current liabilities.............................................         10,115,706            483,383
                                                                                --------------     --------------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net..................................          1,055,966          1,381,423
   Unamortized investment tax credits......................................             58,270             54,753
   Benefit obligations.....................................................             81,555             59,181
   Regulatory liabilities..................................................          1,158,988            836,323
   Note payable-- affiliate................................................             10,825          1,633,000
   Non-current liabilities of discontinued operations......................          8,407,310                 --
   Other...................................................................             28,201             16,261
                                                                                --------------     --------------
     Total other liabilities...............................................         10,801,115          3,980,941
                                                                                --------------     --------------
LONG-TERM DEBT.............................................................          2,947,193          2,018,210
                                                                                --------------     --------------

 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

Company Obligated Mandatorily Redeemable Preferred Securities
   of Subsidiary Trusts Holding Solely Junior Subordinated
   Debentures of the Company...............................................            342,000                --
                                                                                --------------     --------------

MEMBER'S EQUITY:
   Contributed capital ....................................................          3,897,301          2,207,639
   Unearned ESOP stock.....................................................           (131,888)                --
   Retained earnings.......................................................          3,176,533             70,120
   Accumulated other comprehensive loss....................................           (204,023)            (1,078)
                                                                                --------------     --------------
     Total member's equity.................................................          6,737,923          2,276,681
                                                                                --------------     --------------
       TOTAL LIABILITIES AND MEMBER'S EQUITY...............................     $   30,943,937     $    8,759,215
                                                                                ==============     ==============

             See Notes to the Company's Interim Financial Statements

                  CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND
      SUBSIDIARIES (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)



                                                                                NINE MONTHS ENDED SEPTEMBER 30,
                                                                             ---------------------------------------
                                                                                    2001                2002
                                                                             -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Income from continuing operations less preferred dividends..............     $      401,950       $      498,339
  Adjustments to reconcile income from continuing operations less preferred dividends to net cash provided by operating activities:
    Depreciation and amortization.........................................            254,504              204,282
    Deferred income taxes.................................................            (74,811)             272,066
    Investment tax credits................................................             (3,534)              (3,517)
    Changes in other assets and liabilities:
      Accounts receivable and accrued unbilled revenues, net..............             11,383             (356,085)
      Accounts receivable/payable, affiliates.............................              1,707              (21,259)
      Inventory...........................................................             11,638                9,298
      Accounts payable....................................................             56,947               39,940
      Fuel cost over recovery.............................................            114,094              164,151
      Interest and taxes accrued..........................................            256,029               18,947
      Net regulatory assets and liabilities...............................              4,621             (823,597)
      Other current assets................................................              1,820               (3,482)
      Other current liabilities...........................................            (17,537)            (105,696)
      Other assets........................................................            (77,911)              89,882
      Other liabilities...................................................             10,191               19,884
    Other, net............................................................                 --                5,021
                                                                             -------------------  ------------------
        Net cash provided by operating activities.........................            951,091                8,174
                                                                             -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures....................................................           (387,650)            (197,231)
  Other, net..............................................................             45,626              (81,746)
                                                                             -------------------  ------------------
        Net cash used in investing activities.............................           (342,024)            (278,977)
                                                                             -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Decrease in cash related to securitization financing....................                 --                3,726
  (Decrease) increase in short-term borrowing, net........................           (269,396)             223,220
  (Decrease) increase in notes with affiliates, net.......................           (255,467)             290,926
  Payments of long-term debt..............................................               (986)             (13,405)
  Payment of common stock dividend........................................           (324,956)            (222,538)
  Other, net..............................................................              3,481                   --
                                                                             -------------------  ------------------
      Net cash (used in) provided by financing activities.................           (847,324)             281,929
                                                                             -------------------  ------------------

NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS....................            238,179               (8,281)
                                                                             -------------------  ------------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS......................                (78)               2,845
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................              1,081                3,428
                                                                             -------------------  ------------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................     $        1,003       $        6,273
                                                                             ===================  ==================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest................................................................     $      219,192       $       95,789
  Income taxes............................................................                 --              108,701


             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     Included in this Quarterly Report on Form 10-Q (Form 10-Q) for CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, together with its subsidiaries, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the amended Annual Report on Form 10-K/A (Amendment No. 1) of Reliant Energy, Incorporated (Reliant Energy Form 10-K/A) for the year ended December 31, 2001, which was filed with the Securities and Exchange Commission (SEC) on July 15, 2002, and the Quarterly Reports on Form 10-Q of Reliant Energy, Incorporated (Reliant Energy) for the quarters ended March 31, 2002 and June 30, 2002.

ORGANIZATIONAL STRUCTURE AND RESTRUCTURING

     CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston. CenterPoint Houston is a wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a new public utility holding company whose principal businesses are the regulated businesses of Reliant Energy and its former subsidiaries. CenterPoint Energy's regulated businesses conduct activities in the following operating segments: Electric Transmission and Distribution; Electric Generation; Natural Gas Distribution; Pipelines and Gathering; and Other. CenterPoint Energy was incorporated in Texas in 2001 in connection with the restructuring of Reliant Energy discussed below to separate its regulated and unregulated businesses and, as required by the Texas Electric Choice Plan enacted by the Texas legislature in 1999 (the Texas electric restructuring law), its generation, transmission and distribution, and retail electric sales functions. CenterPoint Energy is a registered holding company under the Public Utility Holding Company Act of 1935 (1935 Act) and is subject to regulation as a "registered holding company" with respect to, among other things, transactions with its affiliates, sales or acquisitions of assets, issuances of securities, distributions and permitted lines of business.

    CenterPoint Houston's business includes:

     o Distribution. CenterPoint Houston's electric distribution business distributes electricity for retail electric providers in its certificated service area by carrying power from the substation to the retail electric customer.

     o Transmission. CenterPoint Houston's transmission business transports electricity from power plants to substations and from one substation to another in locations in the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT).

     CenterPoint Houston operates its business as a single segment. In addition to the electric transmission and distribution business, the consolidated financial statements include the operations of two financing subsidiaries.

    CenterPoint Houston's business does not include:

     o  the generation or sale of electricity;

     o the procurement, supply or delivery of fuel for the generation of electricity; or

     o  the marketing to or billing of retail electric customers.

     Effective August 31, 2002, Reliant Energy consummated a restructuring transaction (Restructuring) in which it, among other things, (1) conveyed its Texas electric generation assets to an affiliated company, Texas Genco Holdings, Inc. (Texas Genco), (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, (3) was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC and (4) distributed the capital stock of its operating subsidiaries, including Texas Genco, to CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock and CenterPoint Energy assumed, and CenterPoint Houston was released from, approximately $3.7 billion in principal amount of outstanding indebtedness. Included in the $3.7 billion of indebtedness assumed by CenterPoint Energy, was $1.7 billion of debt and $0.3 billion of trust preferred securities that was reflected in continuing operations in the Company's Consolidated Balance Sheet as of December 31, 2001. Additionally, CenterPoint Houston issued a $1.6 billion note payable to CenterPoint Energy at Restructuring.

Additionally, CenterPoint Energy assumed a $2.5 billion Senior A Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto, and a $1.8 billion Senior B Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto.

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal variations in energy consumption,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect earnings of the Company.

     As a result of the implementation of deregulation, the Company's regulated transmission and distribution business recovers the cost of its service through an energy delivery charge, and not as a component of the prior bundled rate, which included energy and delivery charges. Accordingly, there are no meaningful comparisons for these business segments against prior periods. The design of the new energy delivery rate differs from the prior bundled rate. The winter/summer rate differential for residential customers has been eliminated and the energy component of the rate structure has been removed, which will tend to lessen some of the pronounced seasonal variation of revenues which has been experienced in prior periods.

     The following notes to the consolidated financial statements in the Reliant Energy Form 10-K/A (Reliant Energy 10-K/A Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference:

     Reliant Energy 10-K/A Notes: Note 4 (Regulatory Matters), and Note 14 (Commitments and Contingencies).

     For information regarding certain legal and regulatory proceedings, see
Note 9.

(2)  DISCONTINUED OPERATIONS

     The Interim Financial Statements have been prepared to reflect the effect of the Restructuring as described above as it relates to CenterPoint Houston, and have been prepared based upon Reliant Energy's historical consolidated financial statements.

     The Interim Financial Statements present the regulated and unregulated operations of Reliant Energy that were distributed to CenterPoint Energy in the restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Included in discontinued operations of CenterPoint Energy Houston are Reliant Energy's unregulated operations previously reported in the Wholesale Energy, European Energy and Retail Energy business segments in the Reliant Energy Form 10 K/A. Also included in discontinued operations are the regulated businesses conveyed to CenterPoint Energy which have previously been reported in the Natural Gas Distribution and Pipelines and Gathering business segments as well as the Electric Generation business segment. Accordingly, the Interim Financial Statements of CenterPoint Houston reflect these operations as discontinued operations for the three and nine months ended September 30, 2002.

     Total revenues included in discontinued operations were $10.2 billion and $12.5 billion for the three months ended September 30, 2001 and 2002, respectively, and were $31.6 billion and $29.8 billion for the nine months ended September 30, 2001 and 2002, respectively. Income from discontinued operations for the three months ended September 30, 2001 and 2002 is reported net of income tax expense of $149 million and $130 million, respectively, and $351 million and $254 million for the nine months ended September 30, 2001 and 2002, respectively. Total revenues included in discontinued operations have been presented prior to adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Recognition and Reporting Gains and Losses on Energy Trading Contracts under Issues No. 98-10 and 00-17."

     Also as more fully described in Note 1 to the Reliant Energy 10-K/A Notes, which is incorporated herein by reference, on May 9, 2002, Reliant Resources determined that it had engaged in same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price (round trip trades). The personnel who effected these transactions apparently did so with the sole objective of increasing volumes. Reliant Resources commenced a review to quantify the amount and assess the impact of these trades. The Audit Committees of each of the Board of Directors of Reliant Resources and Reliant Energy (Audit Committees) also directed an internal investigation by outside legal counsel, with assistance by outside accountants, of the facts and circumstances relating to the round trip trades and related matters.

     Prior to the third quarter of 2002, Reliant Resources reported all trading, marketing and risk management services transactions on a gross basis with such transactions being reported in revenues and expenses except primarily for financial gas transactions such as swaps. Therefore, the round trip trades were reflected in both the Reliant Resources' revenues and expenses. The round trip trades should not have been recognized in revenues or expenses (i.e., they should have been reflected on a net basis). However, since the round trip trades were done at the same volume and substantially the same price, they had no impact on the Company's reported cash flows, operating income or net income.

     Based on its review, Reliant Resources determined that it engaged in such round trip trades in 1999, 2000 and 2001. The results of the Audit Committees' investigation were consistent with the results of the Company's review. The round trip trades were for 20 million megawatt hours (MWh) of power and 61 million MWh of power for the three and nine months ended September 30, 2001, respectively, and 46 Billion cubic feet (Bcf) of natural gas for the nine months ended September 30, 2001.

     These round trip trades, collectively, had the effect of increasing each of revenues and purchased power expense by $847 million for the three months ended September 30, 2001 and increasing revenues, fuel and cost of gas sold expense and purchased power expense by $3.5 billion, $180 million and $3.3 billion, respectively, for the nine months ended September 30, 2001.

     In the course of the Reliant Resources' review, the Company also identified and determined that it should record on a net basis several transactions for energy related services (not involving round trip trades) that totaled $13 million and $30 million for the three and nine months ended September 30, 2001, respectively. These transactions were originally recorded on a gross basis.

     In addition, during the May 2001 through September 2001 time frame, Reliant Resources entered into four structured transactions involving a series of forward or swap contracts to buy and sell an energy commodity in 2001 and to buy and sell an energy commodity in 2002 or 2003 (four structured transactions). The four structured transactions were intended to increase future cash flow and earnings and to increase certainty associated with future cash flow and earnings, albeit at the expense of 2001 cash flow and earnings. Each series of contracts in a structure were executed with the same counterparty. The contracts in each structure were offsetting in the aggregate in terms of physical attributes. The transactions that settled during the three and nine months ended September 30, 2001 were previously recorded on a gross basis with such transactions being reported in revenues and expenses which resulted in $700 million of revenues, $206 million in fuel and cost of gas sold and $494 million of purchased power expense, and $1.0 billion of revenues, $367 million in fuel and cost of gas sold and $656 million of purchased power expense being recognized in each period, respectively. These transactions should have been accounted for on a net basis.

     Reliant Resources' consolidated financial statements for the three and nine months ended September 30, 2001 have been restated from amounts previously reported to reflect the transactions discussed above on a net basis. The restatement decreased Reliant Resources' revenues and operating expenses for the three months ended September 30, 2001 by $1.6 billion from total revenues of $4.1 billion as previously reported, to $2.5 billion, as restated, and total operating expenses of $3.7 billion as previously reported, to $2.1 billion, as restated. The restatement decreased Reliant Resources' revenues and operating expenses for the nine months ended September 30, 2001 by $4.5 billion from total revenues of $10.2 billion, as previously reported, to $5.7 billion, as restated, and total operating expenses of $9.5 billion as previously reported, to $5.0 billion, as restated.

     In addition to the round trip trades described above, Reliant Resources' review and the Audit Committees' investigation also considered other transactions executed on the same day at the same volume, price and delivery terms and with the same counterparty. These transactions were executed in the normal course of the Company's trading and marketing activities, and were historically reported on a gross basis, and were not material.

     Also as more fully described in Note 1 to the Reliant Energy 10-K/A Notes, during the fourth quarter of 2000, two power generation swap contracts with a fair value of $261 million were terminated by Reliant Resources and replaced with a substantially similar contract providing for physical delivery and designated to hedge electric generation. The termination of the original contracts and execution of the replacement contract represented a substantive modification to the original contract. As a result, upon termination of the original contracts, a contractual liability representing the fair value of the original contracts and a deferred asset of equal amount should have been recorded. As of January 1, 2001, in connection with the adoption of SFAS No. 133, the deferred asset should have been recorded as a transition adjustment to other comprehensive loss totaling $170 million. The liability and transition adjustment should have been amortized on a straight-line basis over the term of the power generation contract replacing the terminated power generation contracts (through May 2004). Reliant Resources previously did not give accounting recognition to these transactions. As a result, the Company restated its Consolidated Balance Sheets as of December 31, 2000 and 2001 and the Statement of Consolidated Stockholder's Equity and

Comprehensive Income for the year ended December 31, 2001 in the Reliant Energy Form 10-K/A. The Company has restated its comprehensive income disclosure related to its Reliant Resources' discontinued operations for the three and nine months ended September 30, 2001 from amounts previously reported, to effect this transaction as described above (Note 7). The restatement increased comprehensive income by $14 million from a total comprehensive income of $147 million, as previously reported, to $161 million, as restated, for the three months ended September 30, 2001 and decreased comprehensive income by $132 million (including the $170 million transition adjustment discussed above) from a total comprehensive income of $954 million, as previously reported, to $822 million, as restated, for the nine months ended September 30, 2001. The restatement had no impact on the Company's reported consolidated cash flows, operating income or net income.

     Furthermore, in September 2002, during Reliant Resources' review of certain trading transactions in connection with various pending investigations, Reliant Resources identified four natural gas financial swap transactions that should not have been reflected in its financial statements. Reliant Resources has concluded, based on the offsetting nature of the transactions and manner in which the transactions were documented, that none of the transactions should have been given accounting recognition. Reliant Resources accounted for the transactions in its financial statements as a reduction in revenues in December 2000 and an increase in revenues in January 2001, with the effect of decreasing net income in the fourth quarter of 2000 and increasing net income in the first quarter of 2001, in each case by $20 million pre-tax ($13 million after-tax), and the effect of increasing basic and diluted earnings per share by $0.04 in the first quarter of 2001. There were no cash flows associated with the transactions. The Company has further concluded, after considering both qualitative and quantitative factors, that a restatement of its financial statements for this item is not required.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

     See Note 5 for a discussion of the Company's adoption of SFAS No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. The Company plans to adopt SFAS No. 143 on January 1, 2003, and is in the process of determining the effect of adoption on its consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. The Company adopted SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance prospectively.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

(4)  REGULATORY MATTERS

(a)  Excess Cost Over Market (ECOM) True-Up.

      Our affiliate, Texas Genco, sells, through auctions, entitlements to substantially all of its installed electric generation capacity, excluding reserves for planned and forced outages. In September, October and December 2001, and March, July, October and November 2002, it conducted auctions, as required by the Public Utility Commission of Texas (Texas Utility Commission) and by Reliant Energy's Master Separation Agreement with Reliant Resources.

      The capacity auctions were consummated at market-based prices that are substantially below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. The Texas electric restructuring law provides for the recovery in a "true-up" proceeding in 2004 (2004 True-up Proceeding) of any difference between market power prices and the earlier estimates of those market prices by the Texas Utility Commission, using the prices received in the auctions required by the Texas Utility Commission as the measure of market prices (ECOM True-Up). For the three months and nine months ended September 30, 2002, respectively, the Company recorded approximately $240 million and $551 million in revenue related to the recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. Under the guidance of EITF No. 97-4, "Deregulation of the Pricing of Electricity - Issues Related to the Application of FASB Statements No. 71 and 101," the Company has recorded the ECOM True-Up amounts as a regulatory asset since its operations will receive the regulated cash flows to recover these amounts. For additional information regarding the capacity auctions and the related true-up proceeding, please read Note 4(a) to the Reliant Energy 10-K/A Notes, which is incorporated herein by reference.

(b)  Regulatory Assets Contingency.

     As of September 30, 2002, in contemplation of the 2004 True-up Proceeding, the Company has recorded a regulatory asset of $2.0 billion representing the estimated future recovery of previously incurred stranded costs, which includes $1.0 billion of previously recorded accelerated depreciation (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover CenterPoint Energy's investment in generation assets) plus redirected depreciation, both reversed in 2001. Offsetting this regulatory asset is a $1.0 billion regulatory liability to refund the excess mitigation to ratepayers. This estimated recovery is based upon current projections of the market value of CenterPoint Energy's Texas generation assets to be covered by the 2004 True-up Proceeding calculations. The regulatory liability reflects a current refund obligation arising from prior mitigation of stranded costs deemed excessive by the Texas Utility Commission. The Company began refunding excess mitigation credits with the January 2002 bills. These credits are to be refunded over a seven year period. Because accounting principles generally accepted in the United States of America require the Company to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 True-up Proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(c)  Fuel Reconciliation Contingency.

     CenterPoint Houston filed its final fuel reconciliation proceeding with the Texas Utility Commission on July 1, 2002, and subsequently amended its filing on October 2, 2002 and on November 8, 2002. Although previous fuel reconciliation proceedings have generally covered three-year periods, this filing covers fuel expense and interest incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance as of July 31, 1997 as approved in the Company's last fuel reconciliation. CenterPoint Houston's filing related to this proceeding covers $8.5 billion in fuel revenues and $8.6 billion in expenses and interest, resulting in a current under-collection, including interest, of $128 million, which is recorded as a regulatory asset in our consolidated balance sheet at September 30, 2002. A procedural schedule has been set with a hearing scheduled to begin January 28, 2003. Any over- or under-recovery, plus interest thereon, will be either returned to or recovered from CenterPoint Houston's customers, as appropriate, as a component of the 2004 True-up Proceeding.

(5)  INTANGIBLES

     In July 2001, the FASB issued SFAS No. 142, which provides that goodwill and certain intangibles with indefinite lives will not be amortized into results of operations, but instead will be reviewed periodically for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles with indefinite lives is more than its fair value. On January 1, 2002, the Company adopted the provisions of the statement which apply to goodwill and intangible assets acquired prior to June 30, 2001.

     The Company recognizes specifically identifiable intangibles when specific rights and contracts are acquired. As of September 30, 2002, specific intangibles related to land rights were $39 million. The Company amortizes these acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range between 50 and 75 years.

     Amortization expense for these specifically identifiable intangibles was immaterial and is expected to be immaterial for the next five years.

(6)  LONG-TERM DEBT

                                                                                     SEPTEMBER 30, 2002
                                                                                 ----------------------------
                                                                                  LONG-TERM      CURRENT(1)
                                                                                 ------------- --------------
                                                                                       (IN MILLIONS)
        Bank loans and commercial paper (2)....................................  $       387   $        --
        First mortgage bonds 7.50% to 9.15% due 2021 to 2023...................          614            --
        Obligations of subsidiaries:
           Series 2001-1 Transition Bonds 3.84% to 5.63% due 2003 to 2013(3)...          717            19
           7.40% Notes of subsidiary due 2002(2)...............................          300            --
                                                                                 ------------- -------------
        Long-term debt to third parties........................................        2,018            19
        Notes payable to affiliate 4.90% to 6.7%...............................        1,633            --
                                                                                 ------------- --------------
        Total borrowings.......................................................  $     3,651   $        19
                                                                                 ============= ==============

----------

(1)  Includes amounts due or exchangeable within one year of the date noted.

(2) The $387 million of bank loans and commercial paper and $300 million current portion of 7.40% Notes of subsidiary are reflected as long-term debt in the Consolidated Balance Sheet at September 30, 2002 as a result of the terms of the $1.3 billion loan funded on November 12, 2002 as discussed below.

(3) The Series 2001-1 Transition Bonds were issued by one of the Company's subsidiaries, and are non-recourse to the Company.

   Assumption and Release of Certain Debt

      In connection with the Restructuring of Reliant Energy pursuant to the Texas electric restructuring law, Reliant Energy transferred assets and subsidiaries to CenterPoint Energy or its subsidiaries and became a subsidiary of CenterPoint Energy. Pursuant to the provisions of existing debt agreements applicable when the properties or assets of Reliant Energy were transferred to another entity substantially as an entirety, concurrently with these transfers, CenterPoint Energy expressly assumed $3.7 billion of debt and other obligations of Reliant Energy. Certain of the Company's first mortgage bonds and general mortgage bonds serve as collateral for approximately $547 million and approximately $527 million of such debt, respectively. Additionally, CenterPoint Energy assumed a $2.5 billion Senior A Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto, and a $1.8 billion Senior B Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto.

   Bank Loans and Commercial Paper

      As of September 30, 2002, the Company had bank loans of $246 million and outstanding commercial paper of $141 million obtained under, and supported by, the Company's $400 million credit facility. The weighted average interest rate on these short-term borrowings at December 31, 2001 and September 30, 2002 was 3.36% and 4.4%, respectively. The Company's $400 million credit facility was replaced on October 10, 2002, by an $850 million secured credit facility which was repaid on November 12, 2002.

   Long-term Debt

     As of September 30, 2002, the Company had approximately $1.6 billion of non-affiliate long-term debt. Subsequent to September 30, 2002, the Company issued $1.3 billion of debt collateralized by general mortgage bonds and maturing in 2005. The general mortgage bonds are issued under the General Mortgage Indenture dated as of October 10, 2002 between CenterPoint Houston and JPMorgan Chase Bank, as trustee. The lien of the general mortgage indenture is junior to that of the Mortgage and Deed of Trust dated as of November 1, 1944 between CenterPoint Houston (successor of Houston Lighting & Power Company) and JPMorgan Chase Bank (successor of South Texas Commercial National Bank), as trustee. For further discussion, please see Note 8.

     The following table shows future maturity dates of long-term debt issued by CenterPoint Houston, future maturity dates of debt securities issued by Reliant Energy FinanceCo II LP (FinanceCo), a subsidiary of CenterPoint Houston, and expected future maturity dates of transition bonds issued by CenterPoint Energy Transition Bond Company, LLC, a subsidiary of CenterPoint Houston, as of November 12, 2002. Amounts are expressed in thousands.

YEAR               CENTERPOINT HOUSTON             FINANCECO         SUB-TOTAL     TRANSITION BONDS         TOTAL
----               -------------------             ---------         ---------     ----------------         -----
                  EXTERNAL     AFFILIATE
                  --------     ---------
2002                                             $300,000            $300,000                             $300,000
2003                            $166,600                              166,600            $18,722           185,322
2004                                                                        0             41,189            41,189
2005            $1,310,000                                          1,310,000             46,806         1,356,806
2006                                                                        0             54,295            54,295
2007                                                                        0             59,912            59,912
2008                                                                        0             65,528            65,528
2009                                                                        0             73,017            73,017
2010                                                                        0             80,506            80,506
2011                                                                        0             87,995            87,995
2012                              45,570                               45,570             99,229           144,799
2013                                                                        0            108,590           108,590
2015                             150,850                              150,850                              150,850
2017                             127,385                              127,385                              127,385
2021               102,442                                            102,442                              102,442
2022                62,275                                             62,275                               62,275
2023               450,000                                            450,000                              450,000
2027                              56,095                               56,095                               56,095
2028                             536,500                              536,500                              536,500
           -------------------------------------------------------------------------------------------------------

Total           $1,924,717    $1,083,000         $300,000          $3,307,717           $735,789        $4,043,506
           =======================================================================================================


     External debt of $615 million is senior and secured by first mortgage bonds. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured. The FinanceCo debt has the benefit of a support agreement from CenterPoint Houston.

     Funding of a three year $1.3 billion loan occurred on November 12, 2002. Proceeds were used to (1) repay an $850 million secured bank credit facility,
(2) repay $100 million of intercompany notes maturing in 2028 and (3) pay transaction costs. Remaining proceeds of $300 million will be used to repay $300 million of FinanceCo debt maturing on November 15, 2002. The interest rate on the $1.3 billion loan is the London inter-bank offered rate (LIBOR) plus
9.75 percent, subject to a minimum LIBOR rate of 3 percent.

     Other than the affiliate notes due 2028, the amounts, maturities and interest rates of the intercompany debt payable to CenterPoint Energy of $547 million effectively match the amounts, maturities and interest rates of medium-term notes and certain pollution control bond obligations of CenterPoint Energy that are secured by the Company's first mortgage bonds in the same amounts in the table below.

     The following table shows the maturity dates of the $1.1 billion of first mortgage bonds and general mortgage bonds that CenterPoint Houston has issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected on the financial statements of CenterPoint Houston because of the contingent nature of the obligation. Amounts are expressed in thousands.


                                           GENERAL MORTGAGE
        YEAR        FIRST MORTGAGE BONDS         BONDS              TOTAL
        ----        --------------------    ----------------     --------
          2003            $166,600                               $166,600
          2011                                 $19,200             19,200
          2012              45,570                                 45,570
          2015             150,850                                150,850
          2017             127,385                                127,385
          2018                                  50,000             50,000
          2019                                 200,000            200,000
          2020                                  90,000             90,000
          2026                                 100,000            100,000
          2027              56,095                                 56,095
          2028                                  68,000             68,000
                    --------------------------------------------------------

         Total            $546,500            $527,200         $1,073,700
                    ========================================================

     The aggregate amount of general mortgage bonds and first mortgage bonds that could be issued is approximately $3.9 billion based on estimates of the value of property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage. As of November 12, 2002, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.0 billion. The agreement relating to $1.3 billion of debt maturing in 2005 limits incremental secured debt to $300 million.

     One of CenterPoint Houston's subsidiaries, CenterPoint Energy Transition Bond Company, LLC, has $736 million aggregate principal amount of outstanding transition bonds. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law and a tariff issued by the Texas Utility Commission. The transition bonds are reported as CenterPoint Houston's long-term debt, although the holders of the transition bonds have no recourse to any of CenterPoint Houston's assets or revenues, and CenterPoint Houston's creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. CenterPoint Houston has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between CenterPoint Houston and the transition bond company and in an intercreditor agreement among CenterPoint Houston, our indirect transition bond subsidiary and other parties.

     Liens. The Company's assets are subject to liens securing approximately $1.2 billion of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions at 100% of the requirements as defined by the first mortgage and deed of trust. Sinking or improvement/replacement fund requirements for 1999, 2000, 2001 and 2002 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2003 is approximately $342 million, and the sinking fund requirement to be satisfied in 2003 is approximately $15 million. The Company expects to meet these 2003 obligations by certification of property additions.

     Subsequent to September 30, 2002, the Company's assets have become subject to second liens securing approximately $1.8 billion of general mortgage bonds.

(7)  COMPREHENSIVE  INCOME

     The following table summarizes the components of total comprehensive income:

                                                                    FOR THE THREE MONTHS      FOR THE NINE MONTHS
                                                                    ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                                  ------------------------- -------------------------
                                                                     2001         2002         2001         2002
                                                                  ------------ ------------ ------------ ------------
                                                                                     (IN MILLIONS)
Net income ......................................................  $     355    $     363     $    934     $    630
                                                                  ------------ ------------ ------------ ------------
Other comprehensive (loss) income:

  Other comprehensive (loss) income from discontinued operations        (193)         (18)        (111)         202
  Additional minimum non-qualified pension liability adjustment..         --           --            1            1
  Net deferred loss from cash flow hedges........................         (1)          --           (2)          --
                                                                  ------------ ------------ ------------ ------------
Other comprehensive (loss) income................................       (194)         (18)        (112)         203
                                                                  ------------ ------------ ------------ ------------
Comprehensive income.............................................  $     161    $     345     $    822     $    833
                                                                  ============ ============ ============ ============

(8)  RELATED PARTY TRANSACTIONS

     From time to time, the Company has advanced money to, or borrowed money from, CenterPoint Energy or its subsidiaries. As of December 31, 2001, the Company had net short-term borrowings, included in accounts and notes payable-affiliated companies, of $226 million, and net accounts payable of $40 million. As of September 30, 2002, the Company had net accounts payable, included in accounts and notes payable-affiliated companies, of $19 million, partially offset by net short-term receivables of $5 million. As of December 31, 2001, the Company had net long-term borrowings, included in notes payable-affiliated companies, totaling $11 million. As of September 30, 2002, the Company had a $750 million long-term note receivable from affiliate, as further discussed below, and a $1.6 billion long-term note payable to affiliate as further discussed in Note 6. For the three and nine months ended September 30, 2001, the Company had net interest expense related to affiliate borrowings of $6 million and $23 million, respectively. For the three and nine months ended September 30, 2002, the Company had net interest expense related to affiliate borrowings of $13 million and $64 million, respectively.

     Prior to August 31, 2002, the Company had $737 million invested in a money fund through which the Company and certain of its affiliates could borrow and/or invest on a short-term basis. At the time of the Restructuring, the Company converted a money fund investment into a $750 million note receivable from CenterPoint Energy payable on demand and bearing interest at the prime rate, leaving $13 million borrowed from the money fund. Since August 31, 2002, the Company has been a participant in the CenterPoint Energy money pool. The $750 million note receivable is included in long-term notes receivable from affiliate in the consolidated balance sheet because CenterPoint Energy does not plan to repay the note within the next twelve months.

     For the three and nine months ended September 30, 2002, revenues derived from energy delivery charges provided by the Company to a subsidiary of Reliant Resources, Inc. (Reliant Resources), a former affiliate, totaled $273 million and $639 million, respectively.

     Although the former retail sales business is no longer conducted by the Company, retail customers remained regulated customers of the Company through the date of their first meter reading in January 2002. During this transition period, the Company purchased $56 million of power from Texas Genco.

     For the three and nine months ended September 30, 2001, a subsidiary of Reliant Resources, a former affiliate, provided certain support services to the Company totaling $14 million and $37 million, respectively.

(9)  LEGAL PROCEEDINGS

   Legal Matters

      The Company's predecessor, Reliant Energy, and certain of its former subsidiaries have been named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and

Reliant Resources, CenterPoint Energy and its subsidiaries, including the Company, are entitled to be indemnified by Reliant Resources for any losses arising out of the lawsuits described under "Southern California Class Actions," "Northern California Class Actions" and "Trading and Marketing Activities," including attorneys' fees and other costs. The ultimate outcome of these matters cannot be predicted at this time.

      Reliant Energy Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. Plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. A jury trial of the original claimant cities (but not the class of cities) in the 269th Judicial District Court for Harris County, Texas, ended in April 2000 (the Three Cities case). Although the jury found for Reliant Energy on many issues, they found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. The trial court in the Three Cities case granted most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings reduced the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court granted Reliant Energy's motion to decertify the class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

      The Three Cities case has been appealed. The Company believes that the damage award resulted from serious errors of law and that it will be set aside by the Texas appellate courts. In addition, the Company believes that because of an agreement between the parties limiting fees to a percentage of the damages, reversal of the award of attorneys' fees is probable.

      The extent to which issues in the Three Cities case may affect the claims of the other cities served by Reliant Energy cannot be assessed until judgments are final and no longer subject to appeal. However, the trial court's rulings disregarding most of the jury's findings are consistent with Texas Supreme Court opinions. The Company estimates the range of possible outcomes for recovery by the plaintiffs in the Three Cities case to be between zero and $18 million inclusive of interest and attorneys' fees.

      Southern California Class Actions. Reliant Energy, Reliant Energy Services, Inc. (Reliant Energy Services), Reliant Energy Power Generation, Inc.
(REPG) and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. Three of these lawsuits were filed in the Superior Court of the State of California, San Diego County; two were filed in the Superior Court in San Francisco County; and one was filed in the Superior Court of Los Angeles County. While the plaintiffs allege various violations by the defendants of state antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. Plaintiffs have voluntarily dismissed Reliant Energy from two of the three class actions in which it was named as a defendant.

      The cases were initially removed to federal court and were then assigned to Judge Robert H. Whaley, United States District Judge, pursuant to the federal procedures for multi-district litigation. On July 30, 2001, Judge Whaley remanded the cases to state court. Upon remand to state court, the cases were assigned to Superior Court Judge Janis L. Sammartino pursuant to the California state coordination procedures. On March 4, 2002, Judge Sammartino adopted a schedule proposed by the parties that would result in a trial beginning on March 1, 2004. On March 8, 2002, the plaintiffs filed a single, consolidated complaint naming numerous defendants, including Reliant Energy Services and other Reliant Resources' subsidiaries, that restated the allegations described above and alleged that damages against all defendants could be as much as $1 billion. On April 22 and 23, 2002, Reliant Resources and Duke Energy filed cross complaints in the coordinated proceedings seeking, in an alternative pleading, relief against other market participants in California, the surrounding states, Canada and Mexico including Powerex Corp., the Los Angeles Department of Water and Power and the Bonneville Power Administration. Powerex Corp. and Bonneville Power Administration removed the case once again to federal court where it was reassigned to Judge

Whaley. On July 10, 2002, a motion to dismiss was filed in coordinated proceedings seeking dismissal of the complaints on the basis of the filed rate doctrine and federal preemption.

      On March 11, 2002, the California Attorney General filed a civil lawsuit in San Francisco Superior Court naming Reliant Energy, Reliant Resources, Reliant Energy Services, REPG, and several other subsidiaries of Reliant Resources as defendants. The Attorney General alleges various violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California Independent System Operator. In addition to injunctive relief, the Attorney General seeks restitution and disgorgement of alleged unlawful profits for sales of electricity, and civil penalties. Reliant Resources removed this lawsuit to federal court in April 2002, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

      On April 15, 2002, the California Attorney General filed a lawsuit in San Francisco County Superior Court against Reliant Energy, Reliant Resources, Reliant Energy Services and several other subsidiaries of Reliant Resources. The complaint alleges that defendants violated their tariffs by failing to file transaction specific information, violated Federal Energy Regulatory Commission regulations concerning rate filings and charged unjust and unreasonable prices for electricity. The complaint also alleges that Reliant Resources consistently charged unjust and unreasonable prices for electricity, and that each instance of overcharge violated California law. The lawsuit seeks fines, under California law, of up to $2,500 for each alleged violation, and "other equitable relief as appropriate." Reliant Resources has removed this case to federal court, where it has been assigned to Judge Vaughn Walker in the Northern District of California.

      On April 15, 2002, the California Attorney General and the California Department of Water Resources filed a complaint in the United States District Court for the Northern District of California against Reliant Energy, Reliant Resources and a number of its subsidiaries. In this lawsuit, the Attorney General alleges that Reliant Resources' acquisition of electric generating facilities from Southern California Edison in 1998 violated Section 7 of the Clayton Act, which prohibits mergers or acquisitions that substantially lessen competition. The lawsuit claims that the acquisitions gave Reliant Resources market power which it then exercised to overcharge California consumers for electricity. The lawsuit seeks injunctive relief against alleged unfair competition, divestiture of Reliant Resources' California facilities, disgorgement of alleged illegal profits, damages, and civil penalties for each alleged exercise of market power. This lawsuit also has been assigned to Judge Vaughn Walker. Judge Walker has denied the California Attorney General's motion to remand the two above-mentioned cases to state court and it is anticipated that he will rule in the near future in Reliant Resources' motion to dismiss all three cases.

      Northern California Class Actions. In the wake of the filing of the Attorney General cases, there have been seven new class action cases filed in state courts in Northern California. Each of these purports to represent the same class of California ratepayers, assert the same claims as asserted in the Southern California class action cases, and in some instances repeat as well the allegations in the Attorney General cases. All of these cases have been removed to federal court and have been assigned to Judge Whaley by the Panel on Multi-District Litigation.

      Neither the Company nor Reliant Resources has answered any of these cases; however, they have moved to dismiss the cases on the grounds that the claims are barred by federal preemption and by the filed rate doctrine.

      Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of Reliant Resources. Their ultimate outcome and their effect on the Company cannot be predicted at this time. Additional information regarding certain of these matters is set forth below.

      In June 2002, the SEC advised Reliant Resources that it had issued a formal order in connection with its investigation of Reliant Resources' financial reporting, internal controls and related matters. The Company understands that the investigation is focused on Reliant Resources' round trip trades and structured transactions. These matters were previously the subject of an informal inquiry by the SEC. The SEC's formal order is also addressed to Reliant Energy. Reliant Resources and CenterPoint Energy are cooperating with the SEC staff.

      In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

      In May, June and July 2002, ten class action lawsuits were filed in federal court for the Southern District of Texas in Houston and one class action lawsuit was filed in federal court for the Eastern District of Texas in Texarkana on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy. Reliant Resources and certain of its executive officers are named as defendants. Reliant Energy is also named as a defendant in three of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the initial public offering of Reliant Resources. One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The dates of filing of these lawsuits are as follows: two lawsuits on May 15, 2002; two lawsuits on May 16, 2002; one lawsuit on May 17, 2002; one lawsuit on May 20, 2002; one lawsuit on May 21, 2002; one lawsuit on May 23, 2002; one lawsuit on June 19, 2002; one lawsuit on June 20, 2002; and one lawsuit on July 1, 2002. The complaints allege that the defendants overstated the revenues of Reliant Energy and Reliant Resources by including transactions involving the purchase and sale of commodities with the same counterparty at the same price and that Reliant Energy and Reliant Resources improperly accounted for certain other transactions, among other things. The complaints seek monetary damages, and in one of the lawsuits rescission, on behalf of a supposed class. In eight of the lawsuits, the supposed class is composed of persons who purchased or otherwise acquired Reliant Resources and/or Reliant Energy securities during specified class periods. The three lawsuits that include Reliant Energy as a named defendant were also filed on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy during specified class periods.

       Additionally, in May and June 2002, four class action lawsuits were filed on behalf of purchasers of securities of Reliant Energy. Reliant Energy and several of its executive officers are named as defendants. The dates of filing of the four lawsuits are as follows: one on May 16, 2002; one on May 21, 2002; one on June 13, 2002; and one on June 17, 2002. The lawsuits were filed in federal district court for the Southern District of Texas in Houston. The plaintiffs allege that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues by including transactions involving the purchase and sale of commodities with the same counterparty at the same price, to spin-off Reliant Resources to avoid exposure to Reliant Resources' liabilities and to cause the price of Reliant Resources' stock to rise artificially, among other things. The complaints seek monetary damages on behalf of persons who purchased Reliant Energy securities during specified class periods.

       Fourteen of the fifteen securities cases were filed in the United States District Court for the Southern District of Texas, Houston Division. By Order dated August 1, 2002, the Court consolidated ten of the Houston cases. By Order dated August 27, 2002, the Court consolidated the remaining four Houston cases. In the same Order, the Court appointed the Boca Raton Police & Firefighters Retirement System and the Louisiana Retirement Funds to be lead plaintiffs in the consolidated securities cases.

       By Order dated August 22, 2002, the remaining securities case was transferred from the United States District court of the Eastern District of Texas, Texarkana Division, to the Southern District of Texas, Houston Division. By Order dated September 20, 2002, the Court consolidated the case originally filed in the Texarkana Division with the fourteen cases previously consolidated in the Houston Division.

       In May 2002, three class action lawsuits were filed in federal district court for the Southern District of Texas in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Reliant Energy and its directors are named as defendants in all of the lawsuits. The lawsuits were filed on May 29, 2002, May 30, 2002, and May 31, 2002. Two of the lawsuits have been dismissed without prejudice. The remaining lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaints seek monetary damages for losses suffered by a putative class of plan participants whose accounts held Reliant Energy or Reliant Resources securities, as well as equitable relief in the form of restitution.

      Reliant Resources is defending CenterPoint Energy and its subsidiaries, including the Company, in these class action suits relating to Reliant Resources' trading and marketing activities pursuant to its indemnification obligations under the master separation agreement between Reliant Resources and Reliant Energy.

      Other. The Company is involved in other proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. The Company's management currently believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

     The following narrative analysis should be read in combination with CenterPoint Energy Houston Electric, LLC's Interim Financial Statements and notes contained in this Form 10-Q.

     Effective August 31, 2002, Reliant Energy, Incorporated (Reliant Energy) consummated a restructuring transaction (which is referred to herein as the Restructuring) in which it, among other things, (1) conveyed its Texas electric generation assets to an affiliated company, Texas Genco Holdings, Inc. (Texas Genco), (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, Inc. (CenterPoint Energy), (3) was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston or the Company), and (4) distributed the capital stock of its operating subsidiaries to CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock and CenterPoint Energy assumed, and CenterPoint Houston was released from, approximately $3.7 billion in principal amount of outstanding indebtedness. Additionally, CenterPoint Energy assumed a $2.5 billion Senior A Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto, and a $1.8 billion Senior B Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto.

     CenterPoint Houston continues Reliant Energy's electric transmission and distribution business, which continues to be subject to cost-of-service rate regulation and is responsible for the delivery of electricity sold to retail customers through retail electric providers in the 5,000 square mile service area of Houston, Texas and surrounding metropolitan areas as well as the transmission of bulk power into and out of the Houston area.

     CenterPoint Houston meets the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and is therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, the Company has omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in CenterPoint Houston's results of operations between the three months and nine months ended September 30, 2002 and the three months and nine months ended September 30, 2001. Reference is made to Management's Discussion and Analysis of Financial Condition and Results or Operations in Item 7 of the Reliant Energy Form 10-K/A.

     Contemporaneous with the Restructuring, CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (1935 Act). The 1935 Act directs the SEC to regulate, among other things, financings, sales or acquisitions of assets and intra-system transactions.

     The Interim Financial Statements have been prepared to reflect the effect of the Restructuring as described above as it relates to CenterPoint Houston, and have been prepared based upon Reliant Energy's historical consolidated financial statements.

     The Interim Financial Statements present the former subsidiaries of Reliant Energy that were distributed to CenterPoint Energy in the Restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the Interim Financial Statements of CenterPoint Houston reflect these operations as discontinued operations for the three and nine months ended September 30, 2002. Additionally, the conveyance of Reliant Energy's Texas generation assets to Texas Genco, has been reflected as discontinued operations in accordance with SFAS No. 144 for all periods presented.

     Earnings before interest and taxes (EBIT) is shown because CenterPoint Houston believes it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. CenterPoint Houston expects that some analysts and investors will want to review EBIT when evaluating our company. EBIT is not defined under accounting principles generally accepted in the United States of America (GAAP), and should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, CenterPoint Houston's computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion.


                       CONSOLIDATED RESULTS OF OPERATIONS

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                              SEPTEMBER 30,                 SEPTEMBER 30,
                                                      --------------------------     ---------------------------
                                                           2001           2002          2001            2002
                                                      -------------    ---------     -----------     -----------
                                                                               (IN MILLIONS)
Revenues............................................  $         710    $     660     $     1,689     $     1,757
Operating Expenses..................................           (376)        (261)           (938)           (829)
                                                      -------------    ---------     -----------     -----------
Operating Income....................................            334          399             751             928
Other Income, net ..................................             11            8              36              15
                                                      -------------    ---------     -----------     -----------
Earnings Before Interest and Taxes..................            345          407             787             943
Interest Expense....................................            (52)         (58)           (172)           (186)
Income Tax Expense..................................           (106)        (121)           (213)           (259)
                                                      -------------    ---------     -----------     -----------
Income From Continuing Operations...................            187          228             402             498
Income from Discontinued Operations, net of tax.....            168          135             532             132
                                                      -------------    ---------     -----------     -----------
Net Income .........................................  $         355    $     363     $       934     $       630
                                                      =============    =========     ===========     ===========

     Prior to January 1, 2002, Reliant Energy's electric operations reflected the regulated electric utility business, including generation, transmission and distribution, and retail electric sales. As of January 1, 2002, with the opening of the Texas market to full retail electric competition, generation and retail sales are no longer subject to cost of service regulation. Retail electric sales involve the sale of electricity and related services to end users of electricity and were included as part of the bundled regulated service prior to 2002. The previously regulated generation operations in Texas are now a part of Texas Genco. Our electric transmission and distribution business reports results from two sources:

     o  the regulated electric transmission and distribution operations; and

     o the generation-related stranded costs recoverable by the regulated utility.

     As a result of the implementation of deregulation, the regulated transmission and distribution utility recovers the cost of its service through an energy delivery charge, and not as a component of the prior bundled rate, which included energy and delivery charges. Accordingly, there are no meaningful comparisons for the regulated transmission and distribution business against prior periods. The design of the new energy delivery rate differs from the prior bundled rate. The winter/summer rate differential for residential customers has been eliminated and the energy component of the rate structure has been removed, which will tend to lessen some of the pronounced seasonal variation of revenues which has been experienced in prior periods.

     Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of Reliant Energy through the date of their first meter reading in 2002. Operations during this transition period, reflected in the electric transmission and distribution business, produced a $4 million loss before interest and taxes for the three months ended September 30, 2002, and EBIT of $3 million for the nine months ended September 30, 2002. Operations during this transition period included power purchased from Texas Genco of approximately $56 million. We expect to incur additional transition expenses during the remainder of the year which are expected to offset a substantial portion of the earnings from retail sales in January 2002.

     CenterPoint Houston reported EBIT of $407 million for the three months ended September 30, 2002, consisting of EBIT of $171 million for the regulated electric transmission and distribution business, loss before interest and taxes of $4 million from operations during the transition period as discussed above and EBIT of $240 million associated with certain generation-related regulatory assets (ECOM, or Excess Cost Over

Market, true-up) recorded pursuant to the Texas Electric Choice Plan enacted by the Texas legislature in 1999 (Texas electric restructuring law) as explained below. The electric transmission and distribution business reported EBIT of $943 million for the nine months ended September 30, 2002, consisting of EBIT of $389 million for the regulated electric transmission and distribution business, EBIT of $3 million from sales during the transition period as discussed above and EBIT of $551 million associated with the ECOM true-up.

     Under the Texas electric restructuring law, each power generator that is unbundled from an integrated electric utility in Texas has an obligation to conduct state-mandated capacity auctions of 15% of its capacity. In addition, under a master separation agreement between CenterPoint Energy and Reliant Resources, Texas Genco is contractually obligated to auction all capacity in excess of the state-mandated capacity auctions. The auctions conducted periodically between September 2001 and October 2002 were consummated at prices below those used in the ECOM model by the Public Utility Commission of Texas (Texas Utility Commission). Under the Texas electric restructuring law, a regulated utility may recover in a regulatory proceeding scheduled for 2004 (2004 True-up Proceeding) any difference between market prices received through the state-mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. This difference, recorded as a regulatory asset, produced $240 million of EBIT and $551 million of EBIT in the third quarter and the first nine months of 2002, respectively.

     In the electric transmission and distribution business, throughput remained level during the three months ended September 30, 2002, and declined 5% during the nine months ended September 30, 2002 as compared to the same periods in 2001. The decrease was primarily due to reduced energy delivery in the industrial sector resulting from self-generation by several major customers, partially offset by increased residential usage due to warmer weather and increased demand from non-weather related factors such as price elasticity. Additionally, despite a slowing economy, total metered customers continued to grow at an approximate annual growth rate of 2% during the quarter.

     Operation and maintenance expenses decreased by $34 million and $48 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The decrease for the three months ended September 30, 2002 compared to the same period in 2001 was primarily due to the elimination of factoring expense ($17 million) as a result of the termination of an agreement under which we had sold our customer accounts receivable, decreased transmission cost of service ($9 million), decreased contract services expense ($8 million), partially offset by higher benefits expense ($4 million) and transition expenses related to the transition to retail electric competition in January 2002 as discussed above ($6 million). The decrease for the nine months ended September 30, 2002 compared to the same period in 2001 was primarily due to the elimination of factoring expense ($43 million), decreased contract services expense ($17 million) and decreased transmission line losses ($13 million), partially offset by higher benefits expense ($7 million) and transition expenses related to the transition to retail electric competition in January 2002 as discussed above ($29 million).

     Depreciation and amortization decreased $48 million and $50 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The decrease was primarily due to decreased amortization of CenterPoint Houston's impairment loss recorded in June 1999 related to generation assets held by Texas Genco, which was fully amortized in December 2001, offset by the discontinuance of redirection of depreciation expense related to electric transmission and distribution assets.

     Taxes other than income for the three months ended September 30, 2002 decreased $32 million compared to the same period in 2001. The decrease was primarily due to lower gross receipts taxes which became the responsibility of the retail electric provider upon deregulation ($11 million) and lower franchise fees ($19 million). Taxes other than income decreased $67 million for the nine months ended September 30, 2002, compared to the same period in 2001, primarily due to lower gross receipts taxes ($52 million) and lower franchise fees ($23 million), offset by increased expenses related to transition to retail electric competition in January 2002 as discussed above ($11 million).

     Other income, net decreased $3 million and $21 million for the three and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The decrease was primarily due to a reduction in interest income from under-recovery of fuel in 2002 compared to 2001.

     CenterPoint Houston's effective tax rate for the three months ended September 30, 2001 and 2002 was 36% and 35%, respectively.

     CenterPoint Houston's effective tax rate for the nine months ended September 2001 and 2002 was 35% and 34%, respectively.

     For a discussion of certain other factors that may affect CenterPoint Houston's future earnings, please read "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings --Factors Affecting the Results of Our Electric Operations" in the Reliant Energy Form 10-K/A, which information is incorporated herein by reference.

                                    LIQUIDITY

     Long-Term Debt. The following table shows future maturity dates of long-term debt issued by CenterPoint Houston, future maturity dates of debt securities issued by Reliant Energy FinanceCo II LP (FinanceCo), a subsidiary of CenterPoint Houston, and expected future maturity dates of transition bonds issued by CenterPoint Energy Transition Bond Company, LLC, a subsidiary of CenterPoint Houston, as of November 12, 2002. Amounts are expressed in thousands.

                                                                                       TRANSITION
YEAR               CENTERPOINT HOUSTON             FINANCECO         SUB-TOTAL            BONDS            TOTAL
----               -------------------             ---------         ---------            -----            -----
                EXTERNAL       AFFILIATE
                --------       ---------
2002                                                $300,000         $300,000                             $300,000
2003                            $166,600                              166,600            $18,722           185,322
2004                                                                        0             41,189            41,189
2005            $1,310,000                                          1,310,000             46,806         1,356,806
2006                                                                        0             54,295            54,295
2007                                                                        0             59,912            59,912
2008                                                                        0             65,528            65,528
2009                                                                        0             73,017            73,017
2010                                                                        0             80,506            80,506
2011                                                                        0             87,995            87,995
2012                              45,570                               45,570             99,229           144,799
2013                                                                        0            108,590           108,590
2015                             150,850                              150,850                              150,850
2017                             127,385                              127,385                              127,385
2021               102,442                                            102,442                              102,442
2022                62,275                                             62,275                               62,275
2023               450,000                                            450,000                              450,000
2027                              56,095                               56,095                               56,095
2028                             536,500                              536,500                              536,500
                --------------------------------------------------------------------------------------------------
Total           $1,924,717    $1,083,000         $300,000          $3,307,717           $735,789        $4,043,506
                ==================================================================================================


     External debt of $615 million is senior and secured by first mortgage bonds. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured. The FinanceCo debt has the benefit of a support agreement from CenterPoint Houston.

     Funding of a three year $1.3 billion loan occurred on November 12, 2002. Proceeds were used to (1) repay an $850 million secured bank credit facility,
(2) repay $100 million of intercompany notes maturing in 2028 and (3) pay transaction costs. Remaining proceeds of $300 million will be used to repay $300 million of FinanceCo debt maturing on November 15, 2002. The interest rate on the $1.3 billion loan is the London inter-bank offered rate (LIBOR) plus 9.75 percent, subject to a minimum LIBOR rate of 3 percent.

     The following table shows the future maturity dates of the $1.1 billion of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected on the financial statements of CenterPoint Houston because of the contingent nature of the obligation. Amounts are expressed in thousands.

                   FIRST MORTGAGE   GENERAL MORTGAGE
       YEAR            BONDS             BONDS                 TOTAL
       ----        --------------   ----------------        ----------
       2003          $166,600                               $  166,600
       2011                             $19,200                 19,200
       2012            45,570                                   45,570
       2015           150,850                                  150,850
       2017           127,385                                  127,385
       2018                              50,000                 50,000
       2019                             200,000                200,000
       2020                              90,000                 90,000
       2026                             100,000                100,000
       2027            56,095                                   56,095
       2028                              68,000                 68,000
                 -----------------------------------------------------
      Total          $546,500          $527,200             $1,073,700
                 =====================================================

     The aggregate amount of general mortgage bonds and first mortgage bonds that could be issued is approximately $3.9 billion based on estimates of the value of property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage. As of November 12, 2002, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.0 billion. The agreement relating to $1.3 billion of debt maturing in 2005 limits incremental secured debt to $300 million.

     One of our subsidiaries, CenterPoint Energy Transition Bond Company, LLC, has $736 million aggregate principal amount of outstanding transition bonds. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law and a tariff issued by the Texas Utility Commission. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the transition bond company and in an intercreditor agreement among us, our indirect transition bond subsidiary and other parties.

     Bank Loans. Our $850 million bank facility was collateralized by $850 million of general mortgage bonds and was fully utilized on October 31, 2002. Borrowings under the facility were repaid with proceeds from the November 12, 2002 loan of $1.3 billion which is secured by general mortgage bonds.

     Temporary Investments. On October 31, 2002, we had approximately $66 million of investments in a money market fund.

     Capital Requirements. We anticipate investing up to $1.5 billion in capital expenditures in the years 2002 through 2006, including $197 million expended during the nine months ended September 30, 2002. We anticipate capital expenditures to be approximately $292 million and $266 million in 2002 and 2003, respectively.

     Refunds to Our Customers. An order issued by the Texas Utility Commission on October 3, 2001 (October 3, 2001 Order) established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that we had overmitigated our stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (an amount equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, we are required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. Per the October 3, 2001 Order, we recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation. We began refunding excess mitigation credits with the January 2002 unbundled bills, to be refunded over a seven year period. The annual cash flow impact of the reversal of both redirected and accelerated depreciation is a decrease of approximately $225 million. Under the Texas electric restructuring law, a final settlement of these stranded costs will occur in 2004.

     Cash Requirements in 2002 and 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the fourth quarter of 2002 include the following:

          o transaction costs of approximately $85 million related to debt financings;
          o    approximately $95 million of capital expenditures;
          o $300 million of maturing debt of our subsidiary Reliant Energy FinanceCo II LP;
          o an estimated $60 million which we are obligated to return to customers as a result of the Texas Utility Commission's finding of over-mitigation of stranded costs.

Our principal cash requirements during 2003 include the following:

          o    approximately $266 million of capital expenditures;
          o an estimated $240 million which we are obligated to return to customers as a result of the Texas Utility Commission's finding of over-mitigation of stranded costs;
          o $167 million of maturing long-term debt to affiliate (excluding maturities relating to transition bonds).

     We expect to fund cash requirements with cash from operations, liquidations of short-term investments, short-term borrowings and proceeds from debt offerings. We believe that our current liquidity, along with anticipated cash flows from operations and proceeds from possible debt issuances will be sufficient to meet our cash needs.

     The amount of any debt issuance, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Proceeds from the issuance of debt are expected to be used to refinance maturing debt, to finance capital expenditures and to permit the payment of dividends.

     Principal Factors Affecting Cash Requirements in 2004 and 2005. We expect to issue transition bonds in 2004 or 2005 to monetize and recover the balance of stranded costs relating to previously owned electric generation assets and other qualified costs as determined in the 2004 True-up Proceeding. As with the debt of our existing transition bond company, payments on these new securitization bonds would also be made out of funds from non-bypassable charges assessed to retail electric customers required to take delivery service from us. The holders of the securitization bonds would not have recourse to any of our assets or revenues, and our creditors would not have recourse to any assets or revenues of the entity issuing the securitization bonds. All or a portion of the proceeds from the issuance of securitization bonds is expected to be utilized to retire our existing debt.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of November 4, 2002, Moody's Investors Service, Inc. (Moody's), Standard & Poor's, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to senior secured debt of CenterPoint Houston:

           MOODY'S                  S&P                        FITCH
------------------------     ------------------         ---------------------
RATING           OUTLOOK     RATING       WATCH         RATING        OUTLOOK
------           -------     ------       -----         ------        -------
Baa2            Stable (1)     BBB     Negative (2)      BBB+       Negative (3)

--------------

(1) A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.
(2) S&P's CreditWatch "negative" indicates a potential for a downgrade within a relatively short period of time usually related to a specific event.
(3) A "negative" outlook from Fitch encompasses a one- to two- year horizon as to the likely rating direction.

     We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

     A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions.

     Cross Defaults. The terms of our debt instruments generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debt instruments. A payment default by us exceeding $50 million will cause a default under our $1.3 billion loan maturing in 2005.

     Recovery of Fuel Costs. We filed our final fuel reconciliation with the Texas Utility Commission on July 1, 2002, and subsequently amended our filing on October 2, 2002 and November 8, 2002. Although previous fuel reconciliation proceedings have generally covered three-year periods, this filing covers fuel expense and interest incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance as of July 31, 1997 as approved in our last fuel reconciliation. Our filing related to this proceeding covers $8.5 billion in fuel revenues and $8.6 billion in expenses and interest, resulting in a current under-collection, including interest, of $128 million. A procedural schedule has been set with a hearing scheduled to begin January 28, 2003. Any over- or under-recovery, plus interest thereon, will be either returned to or recovered from our customers, as appropriate, as a component of the 2004 True-up Proceeding.

     Pension and Postretirement Benefits Funding. We make contributions to achieve adequate funding of company sponsored pension and postretirement benefits in accordance with applicable regulations and rate orders. Due to the decline in current market value of the pension plan's assets, the value of the plan's assets is less than our accumulated pension benefit obligation. As a result, we may be required to record a non-cash minimum pension liability adjustment to other comprehensive income during the fourth quarter of 2002, which could be material. Recording a minimum liability adjustment will not effect our results of operations or our ability to meet any existing financial covenants related to our debt facilities. Additionally, we are not required to make any pension contributions in 2002 and 2003.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     o   various regulatory actions; and

     o the ability of Reliant Resources and its subsidiaries to satisfy their obligations to us as a principal customer of CenterPoint Houston and in respect of its indemnity obligation to us.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with short-term borrowings of, and/or cash held by, CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act.

     Capitalization.  Factors affecting our capitalization include:

     o   covenants in our borrowing agreements; and

     o limitations imposed on us because our parent company is a registered public utility holding company.

     Our $1.3 billion loan maturing in 2005 provides that debt as a percentage of total capitalization, as defined in the related agreement, cannot exceed 68%. At September 30, 2002, the ratio was 56%, calculated as defined in the related agreement.

     In connection with our parent company's registration as a public utility holding company under the 1935 Act, the SEC has limited the aggregate amount of our external borrowings to $3.55 billion and has placed limitations on our dividends by requiring that common equity as a percentage of our total capitalization must be at least 30% after the payment of such dividends.

     Relationship with CenterPoint Energy. We are a wholly owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

     Asset Sales. Factors affecting our ability to sell assets (including assets of our subsidiaries) or to satisfy our cash requirements include the following:

     o The 1935 Act may require us to obtain prior approval of certain assets sales; and

     o obligations under our existing credit facilities to use cash received to pay down debt.

                          NEW ACCOUNTING PRONOUNCEMENTS

     See Note 5 for a discussion of our adoption of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002.

     In August 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of a liability for an asset retirement legal obligation to be recognized in the period in which it is incurred. When the liability is initially recorded, associated costs are capitalized by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We plan to adopt SFAS No. 143 on January 1, 2003, and are in the process of determining the effect of adoption on our consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods we use to measure impairment losses on long-lived assets, but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. We adopted SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively.

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

ITEM 4.  CONTROLS AND PROCEDURES

         Within the 90 days prior to the date of this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-14 of the Securities Exchange Act of 1934. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to us (including our consolidated subsidiaries) required to be included in our periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in our internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     For a description of legal proceedings affecting the Company, please review
Note 9 to the Company's Interim Financial Statements, Item 3 of the Reliant Energy Form 10-K/A and Note 14 to the Reliant Energy 10-K/A Notes, all of which are incorporated herein by reference.

ITEM 5.  OTHER INFORMATION.

    Forward-Looking Statements. From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements, which are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify the forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "intend," "may," "plan," "potential," "predict," "should," "will," "forecast," "goal," "objective," "projection," or other similar words.

     We have based our forward-looking statements on our management's beliefs and assumptions based on information available to our management at the time the statements are made. We caution you that assumptions, beliefs, expectations, intentions and projections about future events may and often do vary materially from actual results. Therefore, actual results may differ materially from those expressed or implied by our forward-looking statements. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to update or revise publicly any forward-looking statements.

     The following list identifies some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

     o state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

         o   approval of stranded costs;
         o   allowed rates of return;
         o   rate structures;
         o   recovery of investments; and
         o   operation and construction of facilities;

     o non-payment for our services due to financial distress of our customers, including our largest customer, Reliant Resources, Inc.;

     o   our ability to successfully and timely complete our capital projects;

     o industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

     o   changes in business strategy or development plans;

     o   changes in interest rates or rates of inflation;

     o   unanticipated changes in operating expenses and capital expenditures;

     o weather variations and other natural phenomena, which can affect the demand for power over our transmission and distribution system;

     o commercial bank and financial market conditions, our access to capital, the cost of such capital, receipt of certain approvals under the Public Utility Holding Company Act of 1935, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

     o   actions by rating agencies;

     o   legal and administrative proceedings and settlements;

     o   changes in tax laws;

     o inability of various counterparties to meet their obligations with respect to our financial instruments;

     o   any lack of effectiveness of our disclosure controls and procedures;

     o   changes in technology;

     o significant changes in our relationship with our employees, including the availability of qualified personnel and the potential adverse effects if labor disputes or grievances were to occur;

     o   significant changes in accounting policies material to us;

     o acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

     o the outcome of the pending securities lawsuits against Reliant Energy, Incorporated and Reliant Resources, Inc.;

     o the outcome of the SEC investigation relating to the treatment in our consolidated financial statements of certain activities of Reliant Resources, Inc.;

     o the ability of Reliant Resources, Inc. to satisfy its indemnity obligations to us;

     o the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in our service territory, including the systems owned and operated by the independent system operator in the Electric Reliability Council of Texas, Inc.;

     o political, legal, regulatory and economic conditions and developments in the United States; and

     o other factors we discuss in the Reliant Energy Form 10-K/A, including those outlined in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Certain Factors Affecting Our Future Earnings -- Factors Affecting the Results of our Electric Operations."

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits.

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
-------------------------------------------------------------------------------------------------------------
2(a)                    Agreement and Plan    Joint Proxy          333-69502             Annex A
                        of Merger among       Statement/Prospectus
                        Reliant Energy,       of REI contained
                        Incorporated          in Registration
                        ("REI"),              Statement on Form
                        CenterPoint Energy,   S-4
                        Inc. ("CNP) and
                        Reliant Energy
                        MergerCo, Inc.
                        dated as of
                        October 19, 2001

3(a)                    Articles of           Form 8-K dated       1-3187                3(a)
                        Conversion of REI     August 31, 2002
                                              filed with the SEC
                                              on September 3,
                                              2002

3(b)                    Articles of           Form 8-K dated       1-3187                3(b)
                        Organization of       August 31, 2002
                        CenterPoint Energy    filed with the SEC
                        Houston Electric,     on September 3,
                        LLC                   2002

3(c)                    Limited Liability     Form 8-K dated       1-3187                3(c)
                        Company Regulations   August 31, 2002
                        of CenterPoint        filed with the SEC
                        Energy Houston        on September 3,
                        Electric, LLC         2002

4(a)                    Fifth Supplemental    Form 8-K12B of CNP   1-31447               4(d)
                        Indenture dated as    dated August 31,
                        of August 31, 2002,   2002 filed with
                        among CNP, REI and    the SEC on
                        JPMorgan Chase Bank   September 6, 2002
                        (supplementing the
                        Collateral Trust
                        Indenture dated as
                        of September 1,
                        1988 pursuant to
                        which REI's Series
                        C Medium Term Notes
                        were issued)

4(b)                    Supplemental          Form 8-K12B of CNP   1-31447               4(e)
                        Indenture No. 2       dated August 31,
                        dated as of August    2002 filed with
                        31, 2002, among       the SEC on
                        CNP, REI and          September 6, 2002
                        JPMorgan Chase Bank
                        (supplementing the
                        Subordinated
                        Indenture dated as
                        of September 1, 1999
                        under which REI's 2%
                        Zero-Premium
                        Exchangeable
                        Subordinated Notes
                        Due 2029 were issued)


                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
-------------------------------------------------------------------------------------------------------------
4(c)                    Supplemental          Form 8-K12B of CNP   1-31447               4(f)
                        Indenture No. 2       dated August 31,
                        dated as of August    2002 filed with
                        31, 2002, among       the SEC on
                        CNP, REI and The      September 6, 2002
                        Bank of New York
                        (supplementing the
                        Junior Subordinated
                        Indenture dated as
                        of February 15, 1999
                        under which REI's
                        Junior Subordinated
                        Debentures related
                        to REI Trust I's
                        7.20% trust
                        originated preferred
                        securities were
                        issued)

4(d)                    Supplemental          Form 8-K12B of CNP   1-31447               4(g)
                        Indenture No. 3       dated August 31,
                        dated as of August    2002 filed with
                        31, 2002 among CNP,   the SEC on
                        REI and The Bank of   September 6, 2002
                        New York
                        (supplementing the
                        Junior Subordinated
                        Indenture dated as
                        of February 1, 1997
                        under which REI's
                        Junior Subordinated
                        Debentures related
                        to 8.125% trust
                        preferred
                        securities issued
                        by HL&P Capital
                        Trust I and 8.257%
                        capital securities
                        issued by HL&P
                        Capital Trust II
                        were issued)

4(e)                    Third Supplemental    Form 8-K12B of CNP   1-31447               4(h)
                        Indenture dated as    dated August 31,
                        of August 31, 2002    2002 filed with
                        among CNP, REI,       the SEC on
                        Reliant Energy        September 6, 2002
                        Resources Corp.
                        ("RERC") and The
                        Bank of New York
                        (supplementing the
                        Indenture dated as
                        of June 15, 1996
                        under which RERC's
                        6.25% Convertible
                        Junior Subordinated
                        Debentures were
                        issued)

4(f)                    Second Supplemental   Form 8-K12B of CNP   1-31447               4(i)
                        Indenture dated as    dated August 31,
                        of August 31, 2002    2002 filed with
                        among CNP, REI,       the SEC on
                        RERC and JPMorgan     September 6, 2002
                        Chase Bank
                        (supplementing the
                        Indenture dated as
                        of March 1, 1987
                        under which RERC's
                        6% Convertible
                        Subordinated
                        Debentures due 2012
                        were issued)

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
-------------------------------------------------------------------------------------------------------------
4(g)                    Assignment and        Form 8-K12B of CNP   1-31447               4(j)
                        Assumption            dated August 31,
                        Agreement for         2002 filed with
                        the                   the SEC on
                        Guarantee             September 6, 2002
                        Agreements dated as
                        of August 31, 2002
                        between CNP and REI
                        (relating to (i)
                        the Guarantee
                        Agreement dated as
                        of February 4, 1997
                        between REI and The
                        Bank of New York
                        providing for the
                        guaranty of certain
                        amounts relating to
                        the 8.125% trust
                        preferred
                        securities issued
                        by Trust I and (ii)
                        the Guarantee
                        Agreement dated as
                        of February 4, 1997
                        between REI and The
                        Bank of New York
                        providing for the
                        guaranty of certain
                        amounts relating to
                        the 8.257% capital
                        securities issued
                        by Trust II)

4(h)                    Assignment and        Form 8-K12B of CNP   1-31447               4(k)
                        Assumption            dated August 31,
                        Agreement for the     2002 filed with
                        Guarantee Agreement   the SEC on
                        dated as of August    September 6, 2002
                        31, 2002 between
                        CNP and REI
                        (relating to the
                        Guarantee Agreement
                        dated as of
                        February 26, 1999
                        between REI and The
                        Bank of New York
                        providing for the
                        guaranty of certain
                        amounts relating to
                        the 7.20% Trust
                        Originated
                        Preferred
                        Securities issued
                        by REI Trust I )


4(i)                    Assignment and        Form 8-K12B of CNP   1-31447               4(l)
                        Assumption            dated August 31,
                        Agreement for the     2002 filed with
                        Expense and           the SEC on
                        Liability             September 6, 2002
                        Agreements and the
                        Trust Agreements
                        dated as of August
                        31, 2002 between
                        CNP and REI
                        (relating to the
                        (i) Agreement as to
                        Expenses and
                        Liabilities dated
                        as of June 4, 1997
                        between REI and
                        Trust I, (ii)
                        Agreement as to
                        Expenses and
                        Liabilities dated
                        as of February 4,
                        1997 between REI
                        and Trust II, (iii)
                        Trust I's Amended
                        and Restated Trust
                        Agreement dated
                        February 4, 1997
                        and (iv) Trust II's
                        Amended and
                        Restated Trust
                        Agreement  dated
                        February 4, 1997)

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
-------------------------------------------------------------------------------------------------------------
+4(j)(1)                General Mortgage
                        Indenture, dated as
                        of October 10,
                        2002, between
                        CenterPoint Energy
                        Houston Electric,
                        LLC and JPMorgan
                        Chase Bank, as
                        Trustee

+4(j)(2)                First Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(3)                Second Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(4)                Third Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(5)                Fourth Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(6)                Fifth Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(7)                Sixth Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(8)                Seventh
                        Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(9)                Eighth Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+99                     Items incorporated
                        by reference from
                        the REI Form
                        10-K/A: Item 3
                        "Legal Proceedings"
                        and Item 7
                        "Management's
                        Discussion and
                        Analysis of the
                        Results of
                        Operations  --
                        Certain Factors
                        Affecting Our
                        Future Earnings --
                        Factors Affecting
                        the Results of Our
                        Electric
                        Operations" and
                        Notes 4 (Regulatory
                        Matters) and  14
                        (Commitments and
                        Contingencies).

(b)  Reports on Form 8-K.

         On July 5, 2002, we filed a Current Report on Form 8-K dated July 5, 2002, in order to provide updated information regarding certain investigations, litigation and governmental proceedings involving Reliant Energy and/or its subsidiaries, including its approximately 83% owned subsidiary Reliant Resources.

         On July 15, 2002, we filed a Current Report on Form 8-K dated July 12, 2002, announcing the extension of $4.7 billion in credit facilities of Reliant Energy.

         On July 25, 2002, we filed a Current Report on Form 8-K dated July 25, 2002, relating to the announcement of second quarter 2002 results.

         On August 1, 2002, we filed a Current Report on Form 8-K dated July 31, 2002, announcing that on July 31, 2002, Moody's Investors Service, Inc. and Standard & Poor's Rating Services took various actions related to the credit ratings of Reliant Energy, Incorporated and its subsidiaries. Also on July 31, 2002, Reliant Energy announced that the Internal Revenue Service had issued a supplemental ruling confirming that the proposed spin-off of Reliant Resources from Reliant Energy will be tax-free to Reliant Energy and its shareholders.

         On August 14, 2002, we filed a Current Report on Form 8-K dated August 14, 2002, furnishing certifications of our financial statements by our Chief Executive Officer and Chief Financial Officer related to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

         On September 3, 2002, we filed a Current Report on Form 8-K dated August 31, 2002, which was subsequently amended on September 6, 2002 on a Current Report on Form 8-K/A, to announce the restructuring of Reliant Energy, Incorporated and the formation of CenterPoint Energy Houston Electric, LLC.

         On November 8, 2002, we filed a Current Report on Form 8-K dated November 8, 2002, to announce that CenterPoint Energy, Inc., the parent company of CenterPoint Energy Houston Electric, LLC, had successfully negotiated a new $1.310 billion senior secured credit facility at CenterPoint Energy Houston Electric, LLC.

                                    SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC



                             By:            /s/ James S. Brian
                                -----------------------------------------------
                                                James S. Brian
                              Senior Vice President and Chief Accounting Officer



Date:  November 14, 2002

                                 CERTIFICATIONS

I, David M. McClanahan, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CenterPoint Energy Houston Electric, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



By    /s/ David M. McClanahan
   -----------------------------------------
          David M. McClanahan
   Chairman and Principal Executive Officer

I, Gary L. Whitlock, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of CenterPoint Energy Houston Electric, LLC;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002



By   /s/ Gary L. Whitlock
   ----------------------------------------------------------
         Gary L. Whitlock
         Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX


Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
-------------------------------------------------------------------------------------------------------------
4(c)                    Supplemental          Form 8-K12B of CNP   1-31447               4(f)
                        Indenture No. 2       dated August 31,
                        dated as of August    2002 filed with
                        31, 2002, among       the SEC on
                        CNP, REI and The      September 6, 2002
                        Bank of New York
                        (supplementing the
                        Junior Subordinated
                        Indenture dated as
                        of February 15, 1999
                        under which REI's
                        Junior Subordinated
                        Debentures related
                        to REI Trust I's
                        7.20% trust
                        originated preferred
                        securities were
                        issued)

4(d)                    Supplemental          Form 8-K12B of CNP   1-31447               4(g)
                        Indenture No. 3       dated August 31,
                        dated as of August    2002 filed with
                        31, 2002 among CNP,   the SEC on
                        REI and The Bank of   September 6, 2002
                        New York
                        (supplementing the
                        Junior Subordinated
                        Indenture dated as
                        of February 1, 1997
                        under which REI's
                        Junior Subordinated
                        Debentures related
                        to 8.125% trust
                        preferred
                        securities issued
                        by HL&P Capital
                        Trust I and 8.257%
                        capital securities
                        issued by HL&P
                        Capital Trust II
                        were issued)

4(e)                    Third Supplemental    Form 8-K12B of CNP   1-31447               4(h)
                        Indenture dated as    dated August 31,
                        of August 31, 2002    2002 filed with
                        among CNP, REI,       the SEC on
                        Reliant Energy        September 6, 2002
                        Resources Corp.
                        ("RERC") and The
                        Bank of New York
                        (supplementing the
                        Indenture dated as
                        of June 15, 1996
                        under which RERC's
                        6.25% Convertible
                        Junior Subordinated
                        Debentures were
                        issued)

4(f)                    Second Supplemental   Form 8-K12B of CNP   1-31447               4(i)
                        Indenture dated as    dated August 31,
                        of August 31, 2002    2002 filed with
                        among CNP, REI,       the SEC on
                        RERC and JPMorgan     September 6, 2002
                        Chase Bank
                        (supplementing the
                        Indenture dated as
                        of March 1, 1987
                        under which RERC's
                        6% Convertible
                        Subordinated
                        Debentures due 2012
                        were issued)

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
-------------------------------------------------------------------------------------------------------------
4(g)                    Assignment and        Form 8-K12B of CNP   1-31447               4(j)
                        Assumption            dated August 31,
                        Agreement for         2002 filed with
                        the Guarantee          the SEC on
                        Agreements            September 6, 2002
                        dated as of
                        August 31, 2002
                        between CNP and REI
                        (relating to (i)
                        the Guarantee
                        Agreement dated as
                        of February 4, 1997
                        between REI and The
                        Bank of New York
                        providing for the
                        guaranty of certain
                        amounts relating to
                        the 8.125% trust
                        preferred
                        securities issued
                        by Trust I and (ii)
                        the Guarantee
                        Agreement dated as
                        of February 4, 1997
                        between REI and The
                        Bank of New York
                        providing for the
                        guaranty of certain
                        amounts relating to
                        the 8.257% capital
                        securities issued
                        by Trust II)

4(h)                    Assignment and        Form 8-K12B of CNP   1-31447               4(k)
                        Assumption            dated August 31,
                        Agreement for the     2002 filed with
                        Guarantee Agreement   the SEC on
                        dated as of August    September 6, 2002
                        31, 2002 between
                        CNP and REI
                        (relating to the
                        Guarantee Agreement
                        dated as of
                        February 26, 1999
                        between REI and The
                        Bank of New York
                        providing for the
                        guaranty of certain
                        amounts relating to
                        the 7.20% Trust
                        Originated
                        Preferred
                        Securities issued
                        by REI Trust I )

4(i)                    Assignment and        Form 8-K12B of CNP   1-31447               4(l)
                        Assumption            dated August 31,
                        Agreement for the     2002 filed with
                        Expense and           the SEC on
                        Liability             September 6, 2002
                        Agreements and the
                        Trust Agreements
                        dated as of August
                        31, 2002 between
                        CNP and REI
                        (relating to the
                        (i) Agreement as to
                        Expenses and
                        Liabilities dated
                        as of June 4, 1997
                        between REI and
                        Trust I, (ii)
                        Agreement as to
                        Expenses and
                        Liabilities dated
                        as of February 4,
                        1997 between REI
                        and Trust II, (iii)
                        Trust I's Amended
                        and Restated Trust
                        Agreement dated
                        February 4, 1997
                        and (iv) Trust II's
                        Amended and
                        Restated Trust
                        Agreement  dated
                        February 4, 1997)

                                              Report or
                                              Registration         SEC File or
Exhibit Number          Description           Statement            Registration Number   Exhibit References
-------------------------------------------------------------------------------------------------------------
+4(j)(1)                General Mortgage
                        Indenture, dated as
                        of October 10,
                        2002, between
                        CenterPoint Energy
                        Houston Electric,
                        LLC and JPMorgan
                        Chase Bank, as
                        Trustee

+4(j)(2)                First Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(3)                Second Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(4)                Third Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(5)                Fourth Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(6)                Fifth Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(7)                Sixth Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(8)                Seventh
                        Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+4(j)(9)                Eighth Supplemental
                        Indenture to
                        Exhibit 4(j)(1),
                        dated as of October
                        10, 2002

+99                     Items incorporated
                        by reference from
                        the REI Form
                        10-K/A: Item 3
                        "Legal Proceedings"
                        and Item 7
                        "Management's
                        Discussion and
                        Analysis of the
                        Results of
                        Operations  --
                        Certain Factors
                        Affecting Our
                        Future Earnings --
                        Factors Affecting
                        the Results of Our
                        Electric
                        Operations" and
                        Notes 4 (Regulatory
                        Matters) and  14
                        (Commitments and
                        Contingencies).