Form 10-K
period 2002-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2003-03-11
CIK 48732

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
             (Exact name of registrant as specified in its charter)

                 TEXAS                                  22-3865106
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                Identification No.)

             1111 LOUISIANA
          HOUSTON, TEXAS 77002                        (713) 207-1111
(Address of principal executive offices)     (Registrant's telephone number,
                                                   including area code)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
          -------------------            -----------------------------------------
  9.15% First Mortgage Bonds due 2021            New York Stock Exchange

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      NONE

     CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION I(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM 10-K WITH THE REDUCED DISCLOSURE FORMAT.

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [X]     No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as
defined by Rule 12b-2 of the Act).  Yes [ ]     No [X]

     The aggregate market value of the common equity held by non-affiliates as of June 28, 2002: None
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                    PART I
Item 1.    Business....................................................     3
Item 2.    Properties..................................................    17
Item 3.    Legal Proceedings...........................................    18
Item 4.    Submission of Matters to a Vote of Security Holders.........    18

                                   PART II
Item 5.    Market for Common Stock and Related Security Holder
           Matters.....................................................    18
Item 6.    Selected Financial Data.....................................    18
Item 7.    Management's Narrative Analysis of Results of Operations....    18
Item 7A.   Quantitative and Qualitative Disclosures About Market
           Risk........................................................    31
Item 8.    Financial Statements and Supplementary Data.................    32
Item 9.    Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure....................................    65

                                   PART III
Item 10.   Directors and Executive Officers............................    65
Item 11.   Executive Compensation......................................    65
Item 12.   Security Ownership of Certain Beneficial Owners and
           Management and Related Security Holder Matters..............    65
Item 13.   Certain Relationships and Related Transactions..............    65

                                   PART IV
Item 14.   Controls and Procedures.....................................    65
Item 15.   Exhibits, Financial Statement Schedules, and Reports on Form
           8-K.........................................................    65

     We meet the conditions specified in General Instruction I (1)(a) and (b) to Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 4 (Submission of Matters to a Vote of Security Holders), Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters) and Item 13 (Certain Relationships and Related Party Transactions) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included under Item 7 a Management's Narrative Analysis of Results of Operations to explain material changes in the amount of revenue and expense items between 2000, 2001 and 2002.

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

     From time to time we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify our forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," "will," or other similar words.

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" beginning on page 12 of this report.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

                                  OUR BUSINESS

GENERAL

     We are a regulated utility engaged in the transmission and distribution of electric energy in a 5,000-square mile area located along the Texas Gulf Coast, including the City of Houston. We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a new holding company whose principal businesses are the regulated former businesses of Reliant Energy, Incorporated (Reliant Energy) and its former subsidiaries. CenterPoint Energy was created in 2002 as part of a corporate restructuring of Reliant Energy that implemented certain requirements of the Texas electric restructuring law, described below. In this report, unless the content indicates otherwise, references to "CenterPoint Houston," "we," "us" or similar terms mean CenterPoint Energy Houston Electric, LLC and its subsidiaries.

     Our executive offices are at 1111 Louisiana, Houston, TX 77002 (telephone number 713-207-1111).

THE RESTRUCTURING

     Prior to August 31, 2002, our predecessor, Reliant Energy, a Texas corporation incorporated in 1906, was:

     - the parent company of a consolidated group of companies providing energy and energy services primarily in North America and Western Europe;

     - an operating integrated electric utility, providing generation, transmission and distribution, and retail electric sales functions in a 5,000-square mile area located along the Texas Gulf Coast that includes Houston; and

     - a utility holding company, owning all of the common stock of CenterPoint Energy Resources Corp. (CERC), which conducts natural gas distribution and pipeline operations.

     Reliant Energy's non-utility wholesale and retail energy operations were conducted principally through its subsidiary, Reliant Resources, Inc. (Reliant Resources).

     Effective August 31, 2002, Reliant Energy completed the separation of the generation, transmission and distribution, and retail sales functions of Reliant Energy's Texas electric operations (referred to herein as the Restructuring) in which it, among other things:

     - conveyed its Texas electric generation assets to Texas Genco Holdings, Inc. (Texas Genco);

     - became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy;

     - was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC; and

     - distributed the capital stock of its operating subsidiaries to CenterPoint Energy.

     As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock. Pursuant to the provisions of certain of its existing debt agreements applicable when the properties or assets of Reliant Energy were transferred to another entity substantially as an entirety, CenterPoint Energy expressly assumed certain debt and other obligations of Reliant Energy, and Reliant Energy was released as the primary obligor on such debt. Immediately subsequent to the Restructuring, we had outstanding (a) $614.7 million of first mortgage bonds issued directly to third parties, (b) $546.5 million of first mortgage bonds that collateralized medium-term notes and pollution control bonds of CenterPoint Energy (such amounts are not reflected in our consolidated financial statements because of the contingent nature of the obligations), (c) $300 million of notes issued by a subsidiary, (d) $735.8 million of transition bonds issued by a subsidiary, and
(e) a $1.6 billion note issued to CenterPoint Energy. In addition, we had a $400 million credit facility. At December 31, 2002 we had $3.7 billion in outstanding indebtedness and had issued $1.1 billion of first mortgage bonds and second mortgage bonds as collateral for long-term debt of CenterPoint Energy.

     Contemporaneous with the Restructuring, CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (1935 Act). The 1935 Act directs the Securities and Exchange Commission (SEC) to regulate, among other things, transactions among affiliates, sales or acquisitions of assets, issuances of securities, distributions and permitted lines of business.

     For additional information regarding the Restructuring and the Distribution, please read Note 2 to our consolidated financial statements.

THE TEXAS ELECTRIC RESTRUCTURING LAW

     In 1999, Texas adopted the Texas Electric Choice Plan (Texas electric restructuring law), which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail competition for all customers. The Texas electric restructuring law required the separation of the generation, transmission and distribution, and retail sales functions of electric utilities into three different units. It also required each electric utility to file a business separation plan with the Public Utility Commission of Texas (Texas Utility Commission) detailing its plan to comply with the Texas electric restructuring law. Under the law, neither the generation function nor the retail function is subject to traditional cost of service regulation, and the retail function has been opened to competition. The transmission and distribution function we perform remains subject to traditional utility rate regulation.

     Under the Texas electric restructuring law, transmission and distribution utilities in Texas whose generation assets were "unbundled" pursuant to the Texas electric restructuring law, including us, may recover following a regulatory proceeding to be held in 2004:

       (i) "regulatory assets," which consist of the Texas jurisdictional amount reported by the previously vertically integrated electric utilities as regulatory assets and liabilities (offset and adjusted by specified amounts) in their audited financial statements for 1998;

      (ii) "stranded costs," which consist of the positive excess of the net regulatory book value of generation assets over the market value of the assets, taking specified factors into account; and

     (iii) the ECOM True-Up, Fuel Over/Under Recovery and Price to Beat Clawback components as further discussed in "Electric Transmission and Distribution -- Stranded Costs and Regulatory Assets Recovery" below.

     The Texas electric restructuring law permits transmission and distribution utilities to recover regulatory assets and stranded costs through non-bypassable charges authorized by the Texas Utility Commission to the extent that such assets and costs are established in certain regulatory proceedings. The law also authorizes the Texas Utility Commission to permit these utilities to issue securitization bonds based on the securitization of the revenue associated with that charge. The term "non-bypassable" refers to an element of a transmission and distribution utility's rates that must be paid by essentially all customers and that cannot, except in limited circumstances, be avoided by switching to self-generation. For more information, please read "Electric Transmission and Distribution -- Stranded Costs and Regulatory Assets Recovery" below.

     For additional information regarding the Texas electric restructuring law, please read "Regulation -- The Texas Electric Restructuring Law."

ERCOT MARKET FRAMEWORK

     We are a member of the Electric Reliability Council of Texas, Inc. (ERCOT), an intrastate network of retail customers, investor and municipally owned electric utilities, rural electric co-operatives, river authorities, independent generators, power marketers and retail electric providers, which serves as the regional reliability coordinating council for member electric power systems in Texas. The ERCOT market consists of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering on Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 70,000 megawatts (MW), approximately 14,000 MW of which are owned by our affiliate, Texas Genco. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States.

     The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council. The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state's main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike independent system operators in other regions of the country, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those who elect not to provide their own ancillary services.

     Our electric transmission business supports the operation of the ERCOT ISO and all ERCOT members. The transmission business has planning, design, construction, operation and maintenance responsibility for the transmission grid and for the load serving substations. The transmission business is participating with the ERCOT ISO and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing limitations on the ERCOT transmission grid.

                     ELECTRIC TRANSMISSION AND DISTRIBUTION

SERVICE AREA

     Our service area consists of a 5,000-square-mile area located along the Texas Gulf Coast, with a population of approximately 4.7 million people. Electric transmission and distribution service is provided to approximately 1.8 million metered customers in this area, which includes the City of Houston and surrounding cities such as Galveston, Pasadena, Baytown, Bellaire, Freeport, Humble, Katy and Sugar Land. With the exception of Texas City, we serve nearly all of the Houston/Galveston metropolitan area. Effective January 2002, all former electricity customers of Reliant Energy HL&P whose service was regulated became free to choose to purchase their electricity from retail electric providers who compete for their business. The competing retail electric providers are now our primary customers. See " -- Customers" below.

ELECTRIC TRANSMISSION

     We transport electricity from power plants to substations and from one substation to another and to retail customers taking power above 69 kilovolts
(kV). Transmission services are provided under tariffs approved by the Texas Utility Commission. Transmission service offers the use of the transmission system for delivery of power over facilities operating at 69 kV and above.

ELECTRIC DISTRIBUTION

     We distribute electricity for retail electric providers in our certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Our distribution network consists of primary distribution lines, transformers, secondary distribution lines and service wires. Operations include construction and maintenance of facilities, metering services, outage response services and other call center operations. As part of the Texas electric restructuring law, metering service was to be provided on a competitive basis for commercial and industrial electric customers beginning January 1, 2004 and for residential retail electric customers in each service area on the later of September 1, 2005, or the date when 40% of the residential retail electric customers in that service area are taking service from unaffiliated or not formerly affiliated retail electric providers. However, the Texas Utility Commission has determined that the market is not yet ready for all metering services to be made competitive and has begun a rulemaking proceeding to decide when and what type of metering services will be opened to competition.

     Our distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users through our distribution feeders.

     Distribution services are provided under tariffs approved by the Texas Utility Commission. New Texas Utility Commission rules and market protocols govern the commercial retail operations of distribution companies and other market participants.

STRANDED COSTS AND REGULATORY ASSETS RECOVERY

     The Texas electric restructuring law provides us an opportunity to recover our "regulatory assets" and "stranded costs." "Stranded costs" include the positive excess of the regulatory net book value of generation assets over the market value of the generation assets. The Texas electric restructuring law allows alternative methods of third party valuation of the market value of generation assets, including outright sale, full and partial stock valuation and asset exchanges. Reliant Energy agreed in the business separation plan approved by the Texas Utility Commission that the market value of Texas Genco's generating assets would be determined using the partial stock valuation method. Accordingly, on January 6, 2003, CenterPoint Energy distributed to its shareholders approximately 19% of the outstanding common stock of Texas Genco. As the surviving regulated utility following the Restructuring, we will be allowed to recover these stranded costs in 2004 following the determination by the Texas Utility Commission of the amount of such costs. The market prices of the publicly traded common stock will be used to determine the market value of Texas Genco. For more information regarding the market value determination, please read " -- Final True-Up -- Stranded Cost Component" below.

     The Texas electric restructuring law also provides specific regulatory remedies to reduce or mitigate a utility's stranded cost exposure. For example, during a base rate freeze period from 1999 through 2001, earnings above the utility's authorized rate of return formula were required to be applied in a manner to accelerate depreciation of generation-related plant assets for regulatory purposes if the utility was expected to have stranded costs. In addition, depreciation expense for transmission and distribution related assets could be redirected to generation assets for regulatory purposes during that period if the utility was expected to have stranded costs. Reliant Energy undertook both of these remedies provided in the Texas electric restructuring law.

     Under the Texas electric restructuring law, "regulatory assets" consist of the Texas jurisdictional amount reported by an electric utility as regulatory assets and liabilities (offset and adjusted by specified amounts) in its audited financial statements for 1998. The Texas electric restructuring law permits utilities to recover regulatory assets through non-bypassable transition charges on retail electric customers' bills, to the extent that such assets and costs are established in regulatory proceedings as discussed below. CenterPoint Energy recovered a portion of its regulatory assets in 2001 through the issuance of transition bonds.

     The Texas electric restructuring law also permits us to issue securitization bonds for the recovery of generation-related regulatory assets and stranded costs. Please read " -- Securitization Financing" below for a more complete discussion of the issuance of securitization bonds. Any stranded costs not recovered through the sale of securitization bonds may be recovered through a separate non-bypassable transition charge to transmission and distribution customers.

     Mitigation. In October 2001, the Texas Utility Commission ruled that Reliant Energy had overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under its transition plan and the Texas electric restructuring law. In December 2001, Reliant Energy recorded a regulatory liability of $1.1 billion to reflect the prospective refund of accelerated depreciation, removed its previously recorded embedded regulatory asset of $841 million that had resulted from redirected depreciation and recorded a regulatory asset of $2.0 billion based upon then current projections of the market value of Reliant Energy's Texas generation assets to be recovered by the 2004 true-up proceeding described below. These regulatory assets and liabilities are recorded in our

Consolidated Balance Sheets. Reliant Energy began refunding the excess mitigation credits in January 2002, and we will continue to do so over a seven-year period. If events occur that make the recovery of all or a portion of the regulatory assets no longer probable, we will write off the corresponding balance of these assets as a charge against earnings. CenterPoint Energy appealed the Texas Utility Commission's true-up rule on the basis that there are no negative stranded costs, that CenterPoint Energy should be allowed to collect interest on stranded costs, and that the premium on the partial stock valuation applies to only the equity of Texas Genco, not equity plus debt. The Texas court of appeals issued a decision on February 6, 2003, upholding the rule in part and reversing in part. The court ruled that there are no negative stranded costs and that the premium on the partial stock valuation applies only to equity. The court upheld the Texas Utility Commission's rule that interest on stranded costs begins upon the date of the final true-up order. On February 21, 2003, CenterPoint Energy filed a motion for rehearing on the issue that interest on amounts determined in the true-up proceeding should accrue from an earlier date. We have not accrued interest in our consolidated financial statements, but estimate that interest could be material. If the court of appeals denies CenterPoint Energy's motion, then CenterPoint Energy will have 45 days to appeal to the Texas Supreme Court. CenterPoint Energy has not decided what action, if any, it will take if the motion for rehearing is denied.

     Final True-Up. Beginning in January 2004, the Texas Utility Commission will conduct true-up proceedings for each investor-owned utility. The purpose of the true-up proceeding is to quantify and reconcile the amount of stranded costs, the difference in the price of power obtained through capacity auctions conducted by Texas Genco and the power costs used in the Excess Cost Over Market
(ECOM) model, any fuel costs over- or under-recovery, the "price to beat" clawback and other regulatory assets associated with the generating assets that were not previously securitized as described below under "-- Securitization Financing." The true-up proceeding will result in either additional charges being assessed on, or credits being issued to, retail electric customers taking delivery from us.

     Stranded Cost Component. The regulatory net book value of generating assets will be compared to the market value of those assets using the partial stock valuation method. The resulting difference, if positive, represents stranded costs that will be recovered through a transition charge, which is a non-bypassable charge assessed to customers taking delivery service from us. Stranded costs may be securitized. Please read "Securitization Financing" below for a more complete discussion of the securitization.

     The publicly traded common stock of Texas Genco will be used to determine the market value of the generating assets of Texas Genco pursuant to the partial stock valuation method for determining stranded costs. The market value will be equal to the average daily closing price on The New York Stock Exchange for publicly held shares of Texas Genco common stock for the 30 consecutive trading days chosen by the Texas Utility Commission out of the last 120 trading days immediately preceding the true-up filing, plus a control premium, up to a maximum of 10%, to the extent included in the valuation determination made by the Texas Utility Commission. The regulatory net book value of generating plant assets is the balance as of December 31, 2001 plus certain costs incurred for reductions in emissions of oxides of nitrogen (NOx) and any above-market purchased power contracts.

     ECOM True-Up Component. The Texas Utility Commission used a computer model or projection, called an ECOM model, to estimate stranded costs related to generation plant assets. Accordingly, the Texas Utility Commission estimated the market power prices that would be received in the generation capacity auctions mandated by the Texas electric restructuring law during the period from January 1, 2002 through December 31, 2003. Any difference between the actual market power prices received in those auctions and the Texas Utility Commission's earlier estimates of those market prices will be a component of the 2004 true-up proceeding.

     Fuel Over/Under Recovery Component. We filed a joint application along with Texas Genco to reconcile fuel revenues and expenses with the Texas Utility Commission on July 1, 2002. This final fuel reconciliation filing covers reconcilable fuel revenue, fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance at July 31, 1997 as approved in our last fuel reconciliation. On January 28,

2003, a settlement agreement was reached under which it was agreed that certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million will be carried forward for resolution by the Texas Utility Commission in late 2003 or early 2004.

     "Price to Beat" Clawback Component. In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The true-up provides for a clawback of "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by a non-affiliated retail electric provider by January 1, 2004. Pursuant to the Texas electric restructuring law and the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources is obligated to pay us for the clawback component of the true-up. The clawback may not exceed $150 times the number of customers served by the affiliated retail electric provider in the transmission and distribution utility's service territory, less the number of customers served by the affiliated retail electric provider outside the transmission and distribution utility's service territory, on January 1, 2004. We expect the clawback, if any, will reduce any stranded cost recovery to which we are entitled or, if no stranded costs are recoverable, will be refunded to retail electric customers.

     Securitization Financing. The Texas electric restructuring law provides for the use of special purpose entities to issue securitization bonds for the economic value of generation-related regulatory assets and stranded costs. These securitization bonds will be amortized over a period not to exceed 15 years through non-bypassable transition charges to customers taking delivery service from us. Any stranded costs not recovered through the securitization bonds will be recovered through a non-bypassable competition transition charge assessed to customers taking delivery service from us.

     In October 2001, one of our subsidiaries issued $749 million of transition bonds to securitize generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to us other than to the special purpose issuer. Payments on the transition bonds are made out of funds from non-bypassable transition charges assessed to customers taking delivery service from us.

     We expect that we will seek to securitize the true-up balance upon completion of the 2004 true-up proceeding. The securitization bonds may have a maximum maturity of 15 years. Payments on these securitization bonds would also be made out of funds from non-bypassable transition charges assessed to customers taking delivery service from us.

CUSTOMERS

     Our customers consist of municipalities, electric cooperatives, other distribution companies and approximately 31 retail electric providers in our certificated service area. Each retail electric provider is licensed by the Texas Utility Commission and must meet creditworthiness criteria established by the Texas Utility Commission. Two of these retail electric providers are subsidiaries of Reliant Resources. Our receivables balance from retail electric providers on December 31, 2002, was $85 million. Approximately 72% of this amount was owed by subsidiaries of Reliant Resources. Sales to Reliant Resources represented approximately 83% of our transmission and distribution revenues since deregulation began in 2002. We provide services under tariffs approved by the Texas Utility Commission. We do not have long-term contracts with any of our customers. We operate on a continuous billing cycle, with meter readings being conducted and invoices being distributed to retail electric providers each business day.

CREDIT STANDARDS FOR RETAIL ELECTRIC PROVIDERS

     The Texas Utility Commission has set forth minimum creditworthiness criteria that all retail electric providers serving retail electric customers must meet. The retail electric provider must satisfy one of the following criteria:

     - a long-term, unsecured credit rating of not less than "BBB-" and "Baa3" (or the equivalent) from Standard & Poor's Rating Services (S&P) and Moody's Investors Services, Inc. (Moody's), respec-tively, or provide a guarantee, surety bond or letter of credit from an affiliate or another company that meets the requisite ratings;

     - assets in excess of liabilities of $50 million, as reflected on its most recent quarterly and annual independently audited financial statements; or

     - unused cash resources commensurate with the level of business it has been certified by the Texas Utility Commission to conduct. The level of unused cash resources must be $100,000 for the retail electric provider to conduct business of up to $250,000 in total monthly billings (excluding transition charges described above under "-- Stranded Costs and Regulatory Assets Recovery -- Securitization Financing") by transmission and distribution utilities and an additional $10,000 of unused cash resources for every $25,000 of incremental business above the $250,000 level.

     Additional creditworthiness standards are required of the retail electric providers with regard to the billing and collection of the transition charges described above under "-- Stranded Costs and Regulatory Assets
Recovery -- Securitization Financing."

REMEDIES UPON DEFAULT BY RETAIL ELECTRIC PROVIDER

     If a retail electric provider defaults on its payments to us or on its obligation to maintain the required security described above under "-- Credit Standards for Retail Electric Providers," we may, pursuant to the tariff relating to our services approved by the Texas Utility Commission:

     - apply to delinquent balances the retail electric provider's cash deposit, if any, and any accrued interest, or seek recourse against any letter of credit or surety bond for the amount of delinquent charges due to us, including any penalties or interest;

     - avail ourselves of any legal remedies that may be appropriate to recover unpaid amounts and associated penalties or interest;

     - implement other mutually suitable and agreeable arrangements with the retail electric provider, as long as such arrangements are available to all retail electric providers on a nondiscriminatory basis;

     - notify the Texas Utility Commission that the retail electric provider is in default and request suspension or revocation of the retail electric provider's certification; and

     - require the retail electric provider to do one of the following:

          (1) transfer the billing and collection responsibility for all charges to the provider of last resort. Amounts collected by the provider of last resort are applied first to amounts due to us, including any late fees and penalties, and the remaining amount is released to the retail electric provider;

          (2) immediately arrange for all future remittances from the retail electric provider's customers to be paid into a lockbox controlled by us. Amounts collected in the lockbox are applied first to amounts due to us, including any late fees and penalties, and the remaining amount is released to the retail electric provider. The retail electric provider bears all the costs of the lockbox mechanism; or

          (3) immediately arrange for the retail electric provider's customers to be served by another qualified retail electric provider or the provider of last resort.

     The defaulting retail electric provider must choose which of these three options it will implement, but if it fails to implement immediately one of these three options, we will immediately implement the first option.

     Additional remedies are available to us upon a retail electric provider's default in the remittance to us, as the servicer, of billed transition charges described above under "-- Stranded Costs and Regulatory Assets
Recovery -- Securitization Financing."

COMPETITION

     There are no other transmission and distribution utilities in our service area. In order for another provider of transmission and distribution services to provide such services in our territory, it would be required to obtain a certificate of convenience and necessity in proceedings before the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in our service area at this time.

                                   REGULATION

     We are subject to regulation by various federal, state and local governmental agencies, including the regulations described below. We are not a "public utility" under the Federal Power Act and therefore are not generally regulated by the Federal Energy Regulatory Commission, except in limited circumstances.

PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     As a subsidiary of a registered public utility holding company, we are subject to a comprehensive regulatory scheme imposed by the SEC in order to protect customers, investors and the public interest. Although the SEC does not regulate rates and charges under the 1935 Act, it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. In order to obtain financing, acquire additional public utility assets or stock, or engage in other significant transactions, we are generally required to obtain approval from the SEC under the 1935 Act.

     Prior to the Restructuring, CenterPoint Energy and Reliant Energy obtained an order from the SEC that authorized the Restructuring transactions, including the Distribution, and granted CenterPoint Energy certain authority with respect to system financing, dividends and other matters. The financing authority granted by that order will expire on June 30, 2003, and CenterPoint Energy must obtain a further order from the SEC under the 1935 Act, related, among other things to the financing activities of CenterPoint Energy and its subsidiaries, including us, subsequent to June 30, 2003.

     In a July 2002 order, the SEC limited the aggregate amount of our external borrowings to $3.55 billion. Our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the order restricts our ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for those dividends. Under these restrictions, we are permitted to pay dividends in excess of our current or retained earnings in an amount up to $200 million.

     In 2002 CERC obtained authority from each state in which such authority was required to restructure CERC in a manner that would allow CenterPoint Energy to claim an exemption from registration under the 1935 Act. CenterPoint Energy has concluded that restructuring CERC would not be beneficial and has elected to remain a registered holding company under the 1935 Act.

THE TEXAS ELECTRIC RESTRUCTURING LAW

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

     We conduct our operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers our present service area and facilities. In addition, we hold non-exclusive franchises from the incorporated municipalities in our service territory. These franchises give us the right to operate our transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses. None of these franchises expires before 2007.

     Historically, Reliant Energy paid the incorporated municipalities in its service territory a franchise fee based on a formula that was usually a percentage of gross receipts received from electricity sales for consumption within each municipality. We have become responsible for Reliant Energy's obligations under these franchise arrangements although the method for calculating such fees was changed by the Texas electric restructuring law effective January 1, 2002. We expect the franchise fees payable by us to remain consistent with the historical fees paid by Reliant Energy.

     For additional information regarding the Texas electric restructuring law, retail competition in Texas and its application to our operations and structure, please read "Our Business -- The Texas Electric Restructuring Law" above.

STATE AND LOCAL REGULATION

     All retail electric providers in our service area pay the same rates and other charges for transmission and distribution services.

     Our distribution rates charged to retail electric providers are generally based on amounts of energy delivered. Our transmission rates charged to other distribution companies are based on amounts of energy transmitted under "postage stamp" rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services. Our current transmission and distribution rates have been in effect since January 1, 2002, when electric competition began. This regulated delivery charge includes the transmission and distribution rate (which includes costs for nuclear decommissioning and municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a transition charge associated with securitization of regulatory assets and an excess mitigation credit imposed by the Texas Utility Commission.

                             ENVIRONMENTAL MATTERS

     We are subject to numerous federal, state and local requirements relating to the protection of the environment and the safety and health of personnel and the public. These requirements relate to a broad range of our activities, including: the discharge of pollutants into air, water, and soil; the proper handling of solid, hazardous, and toxic materials; and waste, noise, and safety and health standards applicable to the workplace.

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

                                   EMPLOYEES

     As of December 31, 2002, we had approximately 3,286 full-time employees, including approximately 1,549 employees covered by collective bargaining agreements, which will expire in May 2003.

                                  RISK FACTORS

RISK FACTORS ASSOCIATED WITH FINANCIAL CONDITION AND OTHER RISKS

  IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As a result of events occurring in 2001 and 2002, including the September 11, 2001 terrorist attacks, the bankruptcy of Enron Corp., the downgrading of our credit ratings and the credit ratings of several energy companies, the general downturn in the utility industry and the unusual volatility in the U.S. financial markets, the availability and cost of capital for our business have been adversely affected. If we are unable to obtain external financing to meet our future capital requirements on terms that are acceptable to us, our financial condition and future results of operations could be materially adversely affected. As of December 31, 2002, we had $3.7 billion of outstanding indebtedness, including a $1.3 billion collateralized term loan that will expire in 2005. In addition, the capital constraints currently impacting our business may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current indebtedness. These terms may negatively impact our ability to operate our business. The success of our future financing efforts may depend, at least in part, on:

     - general economic and capital market conditions;

     - credit availability from financial institutions and other lenders;

     - investor confidence in us and the market in which we operate;

     - maintenance of acceptable credit ratings by us and by CenterPoint Energy;

     - market expectations regarding our future earnings and probable cash flows;

     - market perceptions of our ability to access capital markets on reasonable terms;

     - our exposure to Reliant Resources as our customer and in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy;

     - provisions of relevant tax and securities laws; and

     - our ability to obtain approval of specific financing transactions under the 1935 Act.

     As of December 31, 2002, we had $1.8 billion of general mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $900 million of additional general mortgage bonds could be issued on the basis of property additions as of December 31, 2002, we have agreed contractually to limit incremental secured debt to $300 million. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     Our current credit ratings are discussed in "Management's Narrative Analysis of Results of Operations -- Liquidity -- Impact on Liquidity of a Downgrade in Credit Ratings" in Item 7 of this report. We cannot assure you that these credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

  THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

     Our ratings and credit may be impacted by CenterPoint Energy's credit standing. CenterPoint Energy and its subsidiaries other than us have approximately $1.0 billion of debt that must be refinanced in 2003. We cannot assure you that CenterPoint Energy and its other subsidiaries will be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected and the repayment of $815 million demand notes receivable from CenterPoint Energy could be adversely affected.

  WE ARE A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY. CENTERPOINT ENERGY CAN EXERCISE SUBSTANTIAL CONTROL OVER OUR DIVIDEND POLICY AND BUSINESS AND OPERATIONS AND COULD DO SO IN A MANNER THAT IS ADVERSE TO OUR INTERESTS.

     We are managed by officers and employees of CenterPoint Energy. Our management will make determinations with respect to the following:

     - our payment of dividends;

     - decisions on our financings and our capital raising activities;

     - mergers or other business combinations; and

     - our acquisition or disposition of assets.

     There are no contractual restrictions on our ability to pay dividends to CenterPoint Energy. Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. Under the 1935 Act, our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the order restricts our ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for those dividends. Under these restrictions, we are permitted to pay dividends in excess of the respective current or retained earnings in an amount up to $200 million.

 AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOWS.

     As of December 31, 2002, we had $1.3 billion of outstanding floating-rate debt. Because of capital constraints impacting our business at the time this floating-rate debt was entered into, the interest rates are substantially above our historical borrowing rates. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. Any increase in short-term interest rates would result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

  OUR REVENUES AND RESULTS OF OPERATIONS ARE SUBJECT TO RISKS THAT ARE BEYOND OUR CONTROL, INCLUDING BUT NOT LIMITED TO FUTURE TERRORIST ATTACKS OR RELATED ACTS OF WAR.

     The cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events, in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition and cash flows. The occurrence or risk of occurrence of future terrorist activity may impact our results of operations, financial condition and cash flows in unpredictable ways. These actions could also result in adverse changes in the insurance markets and disruptions of power and fuel markets. In addition, our transmission and distribution facilities could be directly or indirectly harmed by future terrorist activity. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the United States economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. Also, these risks could cause instability in the financial markets and adversely affect our ability to access capital.

  WE COULD INCUR LIABILITIES ASSOCIATED WITH BUSINESS AND ASSETS WE HAVE TRANSFERRED TO OTHERS.

     Under some circumstances, we could incur liabilities associated with assets and businesses we no longer own. These assets and businesses include:

     - those transferred to Reliant Resources or its subsidiaries in connection with the organization and capitalization of Reliant Resources prior to its initial public offering in 2001;

     - those transferred to Texas Genco in connection with its organization and capitalization; and

     - those transferred to CenterPoint Energy in connection with the Restructuring.

     In connection with the organization and capitalization of Reliant Resources, Reliant Resources and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. Reliant Resources also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on Reliant Resources and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Reliant Resources, regardless of the time those liabilities arose. If Reliant Resources is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy has not been released from the liability in connection with the transfer, we, as successor to Reliant Energy, could be responsible for satisfying the liability.

     Reliant Resources has reported that it is facing large maturities of its debt over the next year. If Reliant Resources is unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event Reliant Resources might not honor its indemnification obligations and claims by Reliant Resources' creditors might be made against us as its former owner.

     As described in Note 10(b) to our consolidated financial statements, Reliant Energy and Reliant Resources are named as defendants in a number of lawsuits arising out of power sales in California and other West Coast markets and financial reporting matters. Although these matters relate to the business and operations of Reliant Resources, claims against Reliant Energy have been made on grounds that include the effect of Reliant Resources' financial results on Reliant Energy's historical financial statements and liability of Reliant Energy as a controlling shareholder of Reliant Resources. As Reliant Energy's successor, we could incur liability if claims in one or more of these lawsuits were successfully asserted against us and indemnification from Reliant Resources were determined to be unavailable or if Reliant Resources were unable to satisfy indemnification obligations owed to us with respect to those claims.

     In connection with the organization and capitalization of Texas Genco, Texas Genco and its subsidiaries assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were held by us and we were not released by third parties from these liabilities. The indemnity provisions were intended to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. If Texas Genco were unable to satisfy a liability that had been so assumed or indemnified against, and provided Reliant Energy had not been released from the liability in connection with the transfer, we could be responsible for satisfying the liability.

  OUR HISTORICAL FINANCIAL RESULTS AS THE UNINCORPORATED ELECTRIC TRANSMISSION AND DISTRIBUTION DIVISION OF RELIANT ENERGY ARE NOT REPRESENTATIVE OF OUR EXPECTED FUTURE RESULTS AS CENTERPOINT HOUSTON.

     We have limited experience operating as a transmission and distribution utility in a deregulated electricity market in which we are subject to rate regulation, Although our transmission and distribution business had a significant operating history at the time of the Restructuring of Reliant Energy, this business was operated until January 1, 2002 as part of a vertically integrated utility company. Out historical costs and expenses reflect charges from Reliant Energy for centralized corporate services and infrastructure costs. These allocations have been determined based on what we and Reliant Energy considered to be reasonable reflections of the utilization of services provided to us or for the benefits received by us. We may experience significant changes in our cost structure, funding and operations as a result of the restructuring of Reliant Energy, including increased costs associated with reduced economies of scale. In addition, since January 1, 2002, we have transmitted and distributed electricity at rates regulated by the Texas Utility Commission. Therefore, the historical financial information presented in or incorporated by reference into this report prior to January 1, 2002 is not indicative of our future performance and does not reflect what our results of operations, financial position, and cash flows would have been had we operated as a separate stand-alone, rate-regulated transmission and distribution utility in a deregulated market during the periods presented.

  IF CENTERPOINT ENERGY IS UNABLE TO OBTAIN AN EXTENSION OF ITS FINANCING ORDER UNDER THE 1935 ACT, WE WILL NOT BE ABLE TO ENGAGE IN FINANCING TRANSACTIONS AFTER JUNE 30, 2003.

     In connection with CenterPoint Energy's registration as a public utility holding company under the 1935 Act, the SEC issued a financing order which authorizes us to enter into a wide range of financing transactions. This financing order expires on June 30, 2003. If CenterPoint Energy is unable to obtain an extension of the financing order, we would generally be unable to engage in any financing transactions, including the refinancing of existing obligations after June 30, 2003.

RISK FACTORS ASSOCIATED WITH OUR BUSINESS

  WE MAY NOT BE SUCCESSFUL IN RECOVERING THE FULL VALUE OF OUR STRANDED COSTS AND REGULATORY ASSETS RELATED TO GENERATION.

     We are entitled to recover our stranded costs (the excess of regulatory net book value of generation assets, as defined by the Texas electric restructuring law, over the market value of those assets) and our regulatory assets related to generation. We expect to make a filing in January 2004 in a true-up proceeding provided for by the Texas electric restructuring law. The purpose of this proceeding will be to quantify and reconcile:

     - the amount of stranded costs;

     - differences in the prices achieved in the auctions of Texas Genco's generation capacity mandated by the Texas electric restructuring law and Texas Utility Commission estimates (ECOM true-up);

     - fuel over- or under-recovery;

     - the "price to beat" clawback; and

     - other regulatory assets associated with CenterPoint Energy's former generation business that were not previously recovered through the issuance of securitization bonds by a subsidiary.

     We will be required to establish and support the amounts of these costs in order to recover them. We expect these costs to be substantial. We cannot assure you that we will be able to successfully establish and support our estimates of the amount of these costs. For more information about the true-up proceeding, please read "-- Electric Transmission and Distribution -- Stranded Costs and Regulatory Assets Recovery" above and Note 4 to our consolidated financial statements.

     In addition, our $1.3 billion collateralized term loan matures on November 11, 2005 and is expected to be repaid or refinanced with the proceeds from the recovery of these costs. To the extent we have not received the proceeds by November 11, 2005, our ability to repay or refinance our $1.3 billion term loan will be adversely affected.

  OUR RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC
  PROVIDERS.

     Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. Currently, we do business with approximately 31 retail electric providers. Adverse economic conditions, structural problems in the new ERCOT market or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments timely to us. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations. Our receivables balance from retail electric providers at December 31, 2002 was $85 million. Approximately 72% of our receivables from retail electric providers at December 31, 2002, was owed by subsidiaries of Reliant Resources. Our financial condition may be adversely affected if Reliant Resources is unable to meet its obligations to us.

     Reliant Resources, through its subsidiaries, is our largest customer. Pursuant to the Texas electric restructuring law, Reliant Resources may be obligated to make a large "price to beat" clawback payment to us in 2004. We expect the clawback, if any, to be applied against any stranded cost recovery to which we are entitled or, if no stranded costs are recoverable, to be refunded to retail electric providers. Also, as discussed in "Risk Factors Associated with Financial Condition and Other Risks -- We could incur liabilities associated with business and assets we have transferred to others," Reliant Resources is obligated to indemnify us for other potential liabilities. Reliant Resources has reported that it is facing large maturities of its debt over the next year and thus its ability to satisfy its obligations to us cannot be assured.

  RATE REGULATION OF OUR BUSINESS MAY DELAY OR DENY OUR FULL RECOVERY OF OUR COSTS.

     Our rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of our invested capital and expenses incurred in a test year. Thus, the rates we are allowed to charge may not match our expenses at any given time. While rate regulation in Texas is premised on providing a reasonable opportunity to recover reasonable and necessary operating expenses and to earn a reasonable return on invested capital, there can be no assurance that the Texas Utility Commission will judge all of our costs to be reasonable or necessary or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.

  WE ARE OPERATING IN A RELATIVELY NEW MARKET ENVIRONMENT IN WHICH WE AND OTHERS HAVE LITTLE OPERATING EXPERIENCE.

     The competitive electric market in Texas became fully operational in January 2002. Neither we nor any of the Texas Utility Commission, ERCOT or other market participants has any significant operating history under the market framework created by the Texas electric restructuring law. Some operational difficulties were encountered in the pilot program conducted in 2001 and continue to be experienced now. These difficulties include delays in the switching of some customers from one retail electric provider to another. These difficulties create uncertainty as to the amount of transmission and distribution charges owed by each retail electric provider, which may cause payment of those amounts to be delayed. While to date these difficulties have not been material, these operating difficulties could become material or structural changes adopted to address these difficulties could materially adversely affect our results of operations, financial condition and cash flows.

  DISRUPTIONS AT POWER GENERATION FACILITIES OWNED BY THIRD PARTIES COULD INTERRUPT OUR SALES OF TRANSMISSION AND DISTRIBUTION SERVICES.

     We depend on power generation facilities owned by third parties to provide retail electric providers with electric power which we transmit and distribute to their customers. We do not own or operate any power generation facilities. If power generation is disrupted or if power generation capacity is inadequate, our services may be interrupted, and our results of operations, financial condition and cash flows may be adversely affected.

  OUR REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

     A portion of our revenues is derived from rates that we collect from each retail electric provider based on the amount of electricity we distribute on behalf of each retail electric provider. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

  WE DO NOT MAINTAIN INSURANCE COVERAGE ON OUR TRANSMISSION AND DISTRIBUTION SYSTEM.

     In common with other companies in our line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system because we believe it to be cost prohibitive. If we were to sustain any loss of or damage to our transmission and distribution properties, we would be entitled to seek to recover such loss or damage through a change in our regulated rates, although there is no assurance that we would ultimately obtain any such rate recovery or that any such rate recovery would be timely granted. Therefore, we cannot assure you that we will be able to restore any loss of or damage to any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

  TECHNOLOGICAL CHANGE MAY MAKE ALTERNATIVE ENERGY SOURCES MORE ATTRACTIVE AND MAY ADVERSELY AFFECT OUR REVENUES AND RESULTS OF OPERATIONS.

     The continuous process of technological development may result in the introduction to retail customers of economically attractive alternatives to purchasing electricity through our distribution facilities. Manufacturers of self-generation facilities continue to develop smaller-scale, more-fuel-efficient generating units that can be cost-effective options for some retail customers with smaller electric energy requirements. Any reduction in the amount of electric energy we distribute as a result of these technologies may have an adverse impact on our results of operations, financial condition and cash flows in the future.

ITEM 2.  PROPERTIES

CHARACTER OF OWNERSHIP

     All of our properties are located in the State of Texas. Our transmission system carries electricity from power plants to substations and from one substation to another. These substations serve to connect power plants, the high voltage transmission lines and the lower voltage distribution lines. Unlike the transmission system, which carries high voltage electricity over long distances, distribution lines carry lower voltage power from the substation to the retail electric customers. The distribution system consists primarily of distribution lines, transformers, secondary distribution lines and service wires. Most of our transmission and distribution lines have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

     All of our real and tangible properties, subject to certain exclusions, are currently subject to:

     - the lien of a Mortgage and Deed of Trust (Mortgage) dated November 1, 1944, as supplemented, between our predecessor in interest, Houston Lighting & Power Company, and JPMorgan Chase Bank (successor to South Texas Commercial National Bank of Houston), as trustee; and

     - the lien of a General Mortgage (General Mortgage) dated October 10, 2002, as supplemented, between JPMorgan Chase Bank, as trustee, and us, which is junior to the lien of the Mortgage.

     We have issued approximately $1.2 billion aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $547 million to secure certain medium-term notes and pollution control bonds for which CenterPoint Energy is obligated. Additionally, under the General Mortgage, we have issued approximately $527 million aggregate principal amount of general mortgage bonds to secure certain additional pollution control bonds for which CenterPoint Energy is obligated and approximately $1.3 billion aggregate principal amount of general mortgage bonds to secure our borrowings under a collateralized term loan due in 2005. For more information on the Mortgage and the General Mortgage, please read "Management's Narrative Analysis of the Results of Operations -- Liquidity -- Long-Term Debt" in Item 7 of this report.

     Electric Lines -- Overhead. As of December 31, 2002, we owned 26,346 pole miles of overhead distribution lines and 3,599 circuit miles of overhead transmission lines, including 444 circuit miles operated at 69,000 volts, 2,078 circuit miles operated at 138,000 volts and 1,077 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 2002, we owned 13,364 circuit miles of underground distribution lines and 16.6 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 12.1 circuit miles operated at 138,000 volts.

     Substations. As of December 31, 2002, we owned 224 major substation sites having total installed rated transformer capacity of 44,163 megavolt amperes.

     Service Centers. We operate 20 regional service centers located on a total of 405 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

     Franchises. We have franchise contracts with 89 of the 90 cities in our service area. The remaining city has enacted an ordinance that governs the placement of utility facilities in its streets. These franchises and this ordinance give us the right to construct, operate and maintain our electrical transmission and distribution systems within city streets, alleys and rights-of-ways in exchange for payment of a fee.

     Fiber Optic System. We own a fiber optic system to provide communications among our service center facilities and office operations. We own approximately 284 miles of single-mode fiber in Harris, Fort Bend and Galveston counties located in Texas. This fiber is buried in transmission line rights-of-way or strung on overhead electrical distribution or transmission facilities.

ITEM 3.  LEGAL PROCEEDINGS

     For a brief description of certain legal and regulatory proceedings affecting us, see Note 10(b) to our consolidated financial statements, which note is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The information called for by Item 4 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

                                    PART II

ITEM 5.  MARKET FOR COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

     Our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the order restricts our ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for those dividends. Under these restrictions, we are permitted to pay dividends in excess of the respective current or retained earnings in an amount up to $200 million.

ITEM 6.  SELECTED FINANCIAL DATA

     The information called for by Item 6 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly-Owned Subsidiaries).

ITEM 7.  MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our consolidated financial statements and notes contained in Item 8 of this report.

     Effective August 31, 2002, Reliant Energy, Incorporated (Reliant Energy) consummated a restructuring transaction (the Restructuring) in which it, among other things, (1) conveyed its Texas electric generation assets to Texas Genco Holdings, Inc. (Texas Genco), (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, Inc. (CenterPoint Energy),
(3) was converted into a Texas
limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston or the Company), and (4) distributed the capital stock of its operating subsidiaries to CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock. Pursuant to the provisions of certain of its existing debt agreements applicable when the properties or assets of Reliant Energy were transferred to another entity substantially as an entirety, CenterPoint Energy assumed certain debt and other obligations of Reliant Energy, and Reliant Energy was released as the primary obligor on such debt. Immediately subsequent to the Restructuring, we had outstanding (a) $614.7 million of first mortgage bonds issued directly to third parties, (b) $546.5 million of first mortgage bonds that collateralized medium-term notes and pollution control bonds of CenterPoint Energy (such amounts are not reflected in our consolidated financial statements because of the contingent nature of the obligations), (c) $300 million of notes issued by a subsidiary, (d) $735.8 million of transition bonds issued by a subsidiary, and (e) a $1.6 billion note issued to CenterPoint Energy. In addition, we had a $400 million credit facility. At December 31, 2002 we had $3.7 billion in outstanding indebtedness and had issued $1.1 billion of first mortgage bonds and second mortgage bonds as collateral for long-term debt of CenterPoint Energy.

     We operate Reliant Energy's former electric transmission and distribution business, which continues to be subject to cost-of-service rate regulation and is responsible for the delivery of electricity sold to retail customers by retail electric providers in the 5,000 square mile service area of Houston, Texas and surrounding metropolitan areas as well as the transmission of bulk power into and out of the Houston area.

     Contemporaneous with the Restructuring, CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (1935 Act). The 1935 Act directs the Securities and Exchange Commission (SEC) to regulate, among other things, transactions among affiliates, sales or acquisitions of assets, issuances of securities, distributions and permitted lines of business.

                       CONSOLIDATED RESULTS OF OPERATIONS

     The consolidated financial statements present the former subsidiaries of Reliant Energy that were distributed to CenterPoint Energy in the Restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, our consolidated financial statements reflect these operations as discontinued operations for each of the three years in the period ended December 31, 2002. Additionally, the conveyance of Reliant Energy's electric generation assets to Texas Genco has been reflected as discontinued operations in accordance with SFAS No. 144 for each of the three years in the period ended December 31, 2002.

     The following discussion of consolidated results of operations is based on earnings from continuing operations before interest expense, distribution on trust preferred securities, income taxes and extraordinary items (EBIT). EBIT, as defined, is shown because it is a financial measure used by CenterPoint Energy to evaluate our performance and we believe it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. We expect that some analysts and investors will want to review EBIT when evaluating our company. EBIT is not defined under accounting principles generally accepted in the United States of America (GAAP), should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. We consider operating income to be a comparable measure under GAAP. We believe the difference between operating income and EBIT is not material. We have provided a reconciliation of consolidated operating income to EBIT and EBIT to net income in the table below.

     The following table sets forth selected financial and operating data for the years ended December 31, 2000, 2001 and 2002, followed by a discussion of significant variances in period-to-period results:

                                                             YEAR ENDED DECEMBER 31,
                                                             ------------------------
                                                              2000     2001     2002
                                                             ------   ------   ------
                                                                  (IN MILLIONS)
Operating Revenues:
  Electric revenues........................................  $2,161   $2,100   $1,525
  ECOM true-up.............................................      --       --      697
                                                             ------   ------   ------
     Total Operating Revenues..............................   2,161    2,100    2,222
                                                             ------   ------   ------
Operating Expenses:
  Purchased power..........................................      --       --       66
  Operation and maintenance................................     586      650      575
  Depreciation and amortization............................     356      299      271
  Taxes other than income taxes............................     284      288      213
                                                             ------   ------   ------
     Total Operating Expenses..............................   1,226    1,237    1,125
                                                             ------   ------   ------
Operating Income...........................................     935      863    1,097
Other Income, net..........................................      20       44       21
                                                             ------   ------   ------
EBIT.......................................................     955      907    1,118
Interest Expense and Distribution on Trust Preferred
  Securities...............................................    (231)    (233)    (260)
                                                             ------   ------   ------
Income From Continuing Operations Before Income Taxes,
  Extraordinary Item and Preferred Dividends...............     724      674      858
Income Tax Expense.........................................    (233)    (228)    (295)
                                                             ------   ------   ------
Income From Continuing Operations Before Extraordinary Item
  and Preferred Dividends..................................     491      446      563
Income (Loss) from Discontinued Operations.................     (44)     535      132
Extraordinary Item, net of tax.............................      --       --      (16)
Preferred Dividends........................................      --       (1)      --
                                                             ------   ------   ------
Net Income.................................................  $  447   $  980   $  679
                                                             ======   ======   ======

     2002 Compared to 2001. Prior to January 1, 2002, CenterPoint Energy's electric operations reflected the regulated electric utility business, including generation, transmission and distribution, and retail electric sales. As of January 1, 2002, with the opening of the Texas market to full retail electric competition, generation and retail sales are no longer subject to cost of service regulation. Retail electric sales involve the sale of electricity and related services to end users of electricity and were included as part of the bundled regulated service prior to 2002. This business is now conducted by Reliant Resources. The previously regulated generation operations in Texas are now a part of Texas Genco. We report results from two sources:

     - the regulated electric transmission and distribution operations; and

     - the generation-related stranded costs recoverable by us as a regulated utility.

     As a result of the implementation of deregulation, we recover the cost of our service through an energy delivery charge, and not as a component of the prior bundled rate, which included energy and delivery charges. The design of the new energy delivery rate differs from the prior bundled rate. The winter/summer rate differential for residential customers has been eliminated and the energy component of the rate structure for commercial and industrial customers has been removed, which will tend to lessen some of the pronounced seasonal variation of revenues which has been experienced in prior periods.

     Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of Reliant Energy through the date of their first meter reading in 2002. Operations during this transition period are reflected in our business. Operations during this transition period also included power purchased from Texas Genco of approximately $48 million.

     We reported EBIT of $1.1 billion in 2002, consisting of EBIT of $421 million for the regulated electric transmission and distribution business, including retail sales during the transition period as discussed above, and non-cash EBIT of $697 million of Excess Costs Over Market (ECOM) regulatory assets associated with costs recorded pursuant to the Texas electric restructuring law as explained below. Operating revenues were $1.5 billion, excluding ECOM, and purchased power costs were $66 million in 2002. The purchased power costs relate to operation of the regulated utility during the transition period discussed above.

     Under the Texas electric restructuring law, each power generator that is unbundled from an integrated electric utility in Texas has an obligation to conduct state mandated capacity auctions of 15% of its capacity. In addition, under a master separation agreement between CenterPoint Energy and Reliant Resources, Texas Genco is contractually obligated to auction all capacity in excess of the state mandated capacity auctions. The auctions conducted periodically between September 2001 and January 2003 were consummated at prices below those used in the ECOM model by the Public Utility Commission of Texas (Texas Utility Commission). Under the Texas electric restructuring law, we, as a regulated utility, may recover in a regulatory proceeding scheduled for 2004 any difference between market prices received through the state mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. This difference, recorded as a regulatory asset, produced $697 million of EBIT in 2002.

     Our throughput declined 2% during 2002 as compared to 2001. The decrease was primarily due to reduced energy delivery in the industrial sector resulting from self-generation by several major customers, partially offset by increased residential usage primarily due to non-weather related factors. Additionally, despite a slowing economy, total metered customers continued to grow at an approximate annual growth rate of 2% during 2002.

     Operation and maintenance expenses decreased by $75 million in 2002, compared to 2001. The decrease was primarily due to:

     - a $77 million decrease in factoring expense as a result of the termination of an agreement under which we sold our customer accounts receivable;

     - a $10 million decrease in transmission cost of service; and

     - a $16 million decrease in transmission line losses in 2002 as this is now a cost of retail electric providers.

     These decreases were partially offset by a $25 million increase in benefits expense, including severance costs of $11 million in connection with a reduction in work force in 2002.

     In June 1998, the Texas Utility Commission issued an order approving a transition to competition plan (Transition Plan) filed by Reliant Energy in December 1997. In order to reduce Reliant Energy's exposure to potential stranded costs related to generation assets, the Transition Plan permitted the redirection of depreciation expense to generation assets that we otherwise would apply to transmission, distribution and general plant assets. In addition, the Transition Plan provided that all earnings above a stated overall annual rate of return on invested capital be used to recover our investment in generation assets. Reliant Energy implemented the Transition Plan effective January 1, 1998. For further discussion of the Transition Plan, please read Note 4(a) to our consolidated financial statements.

     Depreciation and amortization decreased $28 million in 2002 compared to 2001. The decrease was primarily due to a decrease in amortization of the book impairment regulatory asset ($281 million) recorded in June 1999, which was fully amortized in December 2001, offset by depreciation expense recorded in 2002 as a result of the discontinuance of redirection of depreciation expense related to electric transmission and distribution assets ($217 million) and increased amortization related to transition property associated with the transition bonds issued in November 2001 ($35 million). For further discussion related to the impairment recorded in June 1999, please read Note 4(a) to our consolidated financial statements.

     Taxes other than income taxes decreased $75 million compared to 2001. The decrease was primarily due to lower gross receipts taxes ($64 million), which became the responsibility of the retail electric providers upon deregulation, and lower franchise taxes ($27 million) partially offset by increased property taxes ($10 million).

     Other income, net decreased $23 million in 2002 compared to 2001. The decrease was primarily due to a $37 million decrease in interest income from under-recovery of fuel in 2002 compared to 2001, partially offset by a $19 million increase in interest income from affiliated parties.

     Our effective tax rates for 2002 and 2001 were 34.3% and 33.8%, respectively.

     See Note 2 to our consolidated financial statements for a discussion of discontinued operations and Note 6 for a discussion of the extraordinary item.

     2001 Compared to 2000. Our EBIT for 2001 decreased $48 million compared to 2000. The decrease was primarily due to milder weather, decreased customer demand, increased contract services and benefit expenses and a charge recorded in the fourth quarter of 2001 resulting from the early termination of an accounts receivable factoring agreement. The decrease was also due to the implementation of the pilot program for Texas deregulation in August 2001, reduced rates for certain governmental agencies and increased administrative expenses related to the separation of our regulated and unregulated businesses. These decreases were partially offset by decreased amortization expense and customer growth.

     Operating revenues decreased $61 million in 2001 primarily due to decreased customer demand as a result of the effect of milder weather compared to 2000 and decreased customer usage on a weather normalized basis.

     Operation and maintenance expenses increased $64 million in 2001 compared to 2000 primarily due to the following items:

     - a $27 million increase in benefits expense primarily driven by medical and pension costs;

     - an $11 million increase in administrative expenses related to the separation of our regulated and unregulated businesses;

     - a $20 million charge recorded in the fourth quarter of 2001 resulting from the early termination of an accounts receivable factoring agreement; and

     - a $7 million increase due to an overall increase in bad debt expense.

     Depreciation and amortization expense decreased $57 million primarily due to a decrease in amortization of the book impairment regulatory asset recorded in June 1999 and decreased amortization expense due to regulatory assets related to cancelled projects being fully amortized in June 2000, partially offset by accelerated amortization of certain regulatory assets related to energy conservation management as required by the Texas Utility Commission.

     Other income, net increased $24 million in 2001 compared to 2000. The increase was primarily due to an increase in interest income from under-recovery of fuel in 2001 compared to 2000.

     Our effective tax rates for 2001 and 2000 were 33.8% and 32.2%, respectively.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     Our past earnings are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on numerous factors including:

     - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry, constraints placed on our activities or business by the 1935 Act, changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

      - approval of stranded costs;

      - allowed rates of return;

      - rate structures;

      - recovery of investments; and

      - operation and construction of facilities;

     - non-payment for our services due to financial distress of our customers, including our largest customer, Reliant Resources;

     - the successful and timely completion of our capital projects;

     - industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

     - changes in business strategy or development plans;

     - changes in interest rates or rates of inflation;

     - unanticipated changes in operating expenses and capital expenditures;

     - weather variations and other natural phenomena, which can affect the demand for power over our transmission and distribution system;

     - commercial bank and financial market conditions, our access to capital, the cost of such capital, receipt of certain approvals under the 1935 Act, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets for transmission and distribution companies;

     - actions by rating agencies;

     - legal and administrative proceedings and settlements;

     - changes in tax laws;

     - inability of various counterparties to meet their obligations with respect to our financial instruments;

     - any lack of effectiveness of our disclosure controls and procedures;

     - changes in technology;

     - significant changes in our relationship with our employees, including the availability of qualified personnel and the potential adverse effects if labor disputes or grievances were to occur;

     - significant changes in critical accounting policies;

     - acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

     - the availability and price of insurance;

     - the outcome of the pending securities lawsuits against Reliant Energy and Reliant Resources;

     - the outcome of the Securities and Exchange Commission investigation relating to the treatment in our consolidated financial statements of certain activities of Reliant Resources;

     - the ability of Reliant Resources to satisfy its indemnity obligations to us;

     - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in our service territory, including the systems owned and operated by the ERCOT ISO;

     - political, legal, regulatory and economic conditions and developments in the United States; and

     - other factors discussed in Item 1 of this report under "Risk Factors."

                                   LIQUIDITY

     Long-Term Debt. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary CenterPoint Energy Transition Bond Company, LLC, as of December 31, 2002. Amounts are expressed in thousands.

                              CENTERPOINT HOUSTON
                            ------------------------                TRANSITION
YEAR                        THIRD-PARTY   AFFILIATE    SUB-TOTAL      BONDS        TOTAL
----                        -----------   ----------   ----------   ----------   ----------
2003......................                $  166,600   $  166,600    $ 18,722    $  185,322
2004......................                                             41,189        41,189
2005......................  $1,310,000                  1,310,000      46,806     1,356,806
2006......................                                             54,295        54,295
2007......................                                             59,912        59,912
2008......................                                             65,529        65,529
2009......................                                             73,018        73,018
2010......................                                             80,506        80,506
2011......................                                             87,995        87,995
2012......................                    45,570       45,570      99,229       144,799
2013......................                                            108,590       108,590
2015......................                   150,850      150,850                   150,850
2017......................                   127,385      127,385                   127,385
2021......................     102,442                    102,442                   102,442
2022......................      62,275                     62,275                    62,275
2023......................     450,000                    450,000                   450,000
2027......................                    56,095       56,095                    56,095
2028......................                   536,500      536,500                   536,500
                            ----------    ----------   ----------    --------    ----------
Total.....................  $1,924,717    $1,083,000   $3,007,717    $735,791    $3,743,508
                            ==========    ==========   ==========    ========    ==========

     Third-party debt of $1.3 billion maturing in 2005 is senior and secured by our general mortgage bonds. First mortgage bonds in an aggregate principal amount of $615 million have been issued directly to third parties. The affiliate debt is senior and unsecured.

     As of October 10, 2002, we increased the size of our credit facility to $850 million in connection with the amendment and extension of our bank facility and CenterPoint Energy's bank facility. Proceeds from the loan were used to (1) repay maturing loans under a $400 million credit facility and (2) repay $450 million of the notes payable to CenterPoint Energy. The $850 million facility was secured by $850 million aggregate principal amount of our general mortgage bonds issued under our General Mortgage Indenture dated as of October 10, 2002. The lien of the general mortgage indenture is junior to that of our Mortgage and Deed of Trust dated as of November 1, 1944. The $850 million of general mortgage bonds was released by the banks upon the November 2002 repayment and termination of the facility using proceeds from our $1.3 billion collateralized term loan as discussed below.

     On November 12, 2002, we entered into a $1.3 billion collateralized term loan maturing November 2005. The interest rate on the loan is the London inter-bank offered rate (LIBOR) plus 9.75%, subject to a minimum rate of 12.75%. The loan is secured by our general mortgage bonds. Proceeds from the loan were used to (1) repay our $850 million term loan as discussed above, (2) repay $100 million of intercompany notes maturing in 2028, (3) repay $300 million of debt that matured on November 15, 2002 and (4) pay transaction costs. The loan agreement contains various business and financial covenants including a covenant restricting our debt, excluding transition bonds, as a percent of its total capitalization to 68%. The loan agreement also limits incremental secured debt that may be issued by us to $300 million. At December 31, 2002 we were in compliance with this covenant.

     We have outstanding approximately $1.1 billion aggregate principal amount of affiliate notes which represent borrowings from our parent.

     On February 28, 2003, CenterPoint Energy amended its existing $3.85 billion bank facility. The amendment provides that proceeds from capital stock or indebtedness issued or incurred by us must be applied (subject to a $200 million basket for CERC and its subsidiaries and another $250 million basket for borrowings by us and CenterPoint Energy's other subsidiaries and other limited exceptions) to repay bank loans and reduce the bank facility. Cash proceeds from issuances of indebtedness to refinance indebtedness existing on October 10, 2002 are not subject to this limitation.

     We have issued approximately $1.2 billion aggregate principal amount of first mortgage bonds and approximately $1.8 billion aggregate principal amount of general mortgage bonds, of which approximately $1.1 billion combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy.

     The following table shows the future maturity dates of the $1.1 billion of first mortgage bonds and general mortgage bonds that we have issued as collateral for $150 million of CenterPoint Energy's medium term notes and $924 million of pollution control bonds for which CenterPoint Energy is obligated. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in thousands.

YEAR                                FIRST MORTGAGE BONDS   GENERAL MORTGAGE BONDS     TOTAL
----                                --------------------   ----------------------   ----------
2003..............................        $166,600                                  $  166,600
2011..............................                                $ 19,200              19,200
2012..............................          45,570                                      45,570
2015..............................         150,850                                     150,850
2017..............................         127,385                                     127,385
2018..............................                                  50,000              50,000
2019..............................                                 200,000             200,000
2020..............................                                  90,000              90,000
2026..............................                                 100,000             100,000
2027..............................          56,095                                      56,095
2028..............................                                  68,000              68,000
                                          --------                --------          ----------
Total.............................        $546,500                $527,200          $1,073,700
                                          ========                ========          ==========

     The aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $900 million based on estimates of the value of property encumbered by the General Mortgage, the cost of such property and the 70% bonding ratio contained in the General Mortgage. As of December 31, 2002, the outstanding principal amount of first mortgage bonds and general mortgage bonds aggregated approximately $3.0 billion. The agreement relating to the $1.3 billion collateralized term loan debt maturing in 2005 limits incremental secured debt to $300 million of general mortgage bonds.

     Our subsidiary, CenterPoint Energy Transition Bond Company, LLC, has $736 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the transition bond company and in an intercreditor agreement among us, our indirect transition bond subsidiary and other parties.

     Bank Facilities. As of December 31, 2002, we had no bank facilities available to meet our short-term liquidity needs.

     In February 2003, we obtained a $75 million revolving credit facility that terminates on April 30, 2003. A condition precedent to utilizing the facility is that security in the form of general mortgage bonds must be delivered to the lender. Rates for borrowings under this facility, including the facility fee, will be LIBOR plus 250 basis points.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act. At December 31, 2002, we had borrowings of $48 million from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Temporary Investments. On December 31, 2002, we had approximately $44 million of investments in a money market fund.

     Capital Requirements. We anticipate capital expenditures of up to $1.5 billion in the years 2003 through 2007. We anticipate capital expenditures to be approximately $258 million and $300 million in 2003 and 2004, respectively.

     Contractual Obligations. Excluding long-term debt discussed above, our contractual obligations to make future payments consist of operating leases of $5 million each in the years 2003 through 2005 and $6 million each in the years 2006 and 2007. For a discussion of operating leases, please read Note 10(a) to our consolidated financial statements.

     Refunds to Our Customers. An order issued by the Texas Utility Commission on October 3, 2001 established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that we had overmitigated our stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (an amount equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, we are required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. Per the October 3, 2001 order, we recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation. We began refunding excess mitigation credits with the January 2002 unbundled bills, to be refunded over a seven-year period. The annual refund of excess earnings is approximately $237 million. Under the Texas electric restructuring law, a final settlement of these stranded costs will occur in 2004.

     Cash Requirements in 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during 2003 include the following:

     - approximately $258 million of capital expenditures;

     - an estimated $237 million which we are obligated to return to customers as a result of the Texas Utility Commission's finding of over-mitigation of stranded costs; and

     - $167 million of maturing long-term debt to affiliate.

     We expect to fund cash requirements with cash from operations, liquidations of short-term investments, short-term borrowings and proceeds from debt offerings. We believe that our current liquidity, along with anticipated cash flows from operations and proceeds from possible debt issuances will be sufficient to meet our cash needs. However, disruptions in our ability to access the capital markets on a timely basis could adversely affect our liquidity. Limits on our ability to issue secured debt, as described in this report, may adversely affect our ability to issue debt securities. In addition, the cost of our recent secured debt issuances has been very high. A similar cost with regard to additional issuances could significantly impact our debt service. Please read "Risk Factors -- Risk Factors Associated with Financial Condition and Other Risks -- If we are unable to arrange future financings on acceptable terms, our ability to fund future capital expenditures and refinance existing indebtedness could be limited" in Item 1 of this report.

     Prior to the Restructuring, Reliant Energy obtained an order from the SEC that granted us certain authority with respect to financing, dividends and other matters. The financing authority granted by that order will expire on June 30, 2003, and CenterPoint Energy must obtain a further order from the SEC under the 1935 Act in order for it and its subsidiaries, including us, to engage in financing activities subsequent to that date.

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

     Principal Factors Affecting Cash Requirements in 2004 and 2005. We expect to issue securitization bonds in 2004 or 2005 to monetize and recover the balance of stranded costs relating to previously owned electric generation assets and other qualified costs as determined in the 2004 true-up proceeding. The issuance will be done pursuant to a financing order to be issued by the Texas Utility Commission. As with the debt of our existing transition bond company, payments on these new securitization bonds would also be made out of funds from non-bypassable charges assessed to retail electric customers required to take delivery service from us. The holders of the securitization bonds would not have recourse to any of our assets or revenues, and our creditors would not have recourse to any assets or revenues of the entity issuing the securitization bonds. All or a portion of the proceeds from the issuance of securitization bonds remaining after repayment of our $1.3 billion collateralized term loan are expected to be utilized to retire affiliate debt and pay a dividend to our parent.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of March 4, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior secured debt:

                                    MOODY'S                 S&P                  FITCH
                              -------------------   -------------------   -------------------
          SECURITY            RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
          --------            ------   ----------   ------   ----------   ------   ----------
First Mortgage Bonds........   Baa2      Stable      BBB       Stable     BBB+     Negative
Debt secured by General
  Mortgage Bonds............   Baa2      Stable      BBB       Stable     BBB      Negative

---------------

(1) A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2) A "stable" outlook from S&P indicates that the rating is not likely to change over the intermediate to longer term.

(3) A "negative" outlook from Fitch encompasses a one- to two-year horizon as to the likely rating direction.

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

     Our $75 million bank facility executed in February 2003 contains a "material adverse change" clause that could impact our ability to make new borrowings under the facility. The "material adverse change" clause relates to an event, development or circumstance that has had or would reasonably expected to have a material adverse affect on our business, financial condition or operations, the legality, validity or enforceability of the loan documents, or the perfection or priority of the lien of the general mortgage.

     Cross Defaults. The terms of our debt instruments generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debt instruments. A payment default by us exceeding $50 million will cause a default under our $1.3 billion loan maturing in 2005. Acceleration of the maturity of CenterPoint Energy's $150 million of collateralized medium-term notes due in April 2003 would force us to redeem our related $150 million of first mortgage bonds.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     - various regulatory actions; and

     - the ability of Reliant Resources and its subsidiaries to satisfy their obligations to us as a principal customer and in respect of its indemnity obligation to us.

     Capitalization.  Factors affecting our capitalization include:

     - covenants in our borrowing agreements; and

     - limitations imposed on us because our parent company is a registered public utility holding company.

     In connection with our parent company's registration as a public utility holding company under the 1935 Act, the SEC has limited the aggregate amount of our external borrowings to $3.55 billion. Our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the order restricts our ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for those dividends. Under these restrictions, we are permitted to pay dividends in excess of the respective current or retained earnings in an amount up to $200 million.

     Relationship to CenterPoint Energy. We are a wholly owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

     Asset Sales. Factors affecting our ability to sell assets (including assets of our subsidiaries) or to satisfy our cash requirements include the following:

     - the 1935 Act may require us to obtain prior approval of certain assets sales; and

     - obligations under existing credit facilities to use certain cash received from asset sales and securities offerings to pay down debt.

     Pension Plan. As discussed in Note 8(a) to the consolidated financial statements, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $26 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Pension expense for the year ended December 31, 2002 was $7 million. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. We believe the following accounting policies involve the application of critical accounting estimates.

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of "stranded costs" and other "regulatory assets" resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets reflected in our Consolidated Balance Sheets aggregated $3.2 billion and $4.0 billion as of December 31, 2001 and 2002, respectively. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.0 billion of recoverable electric generation plant mitigation assets (stranded costs) and $697 million of ECOM true-up. The stranded costs are comprised of $1.0 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination, which will occur in 2004 and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of all or a portion of these regulatory assets. Regulatory assets related to ECOM true-up represent the regulatory assets associated with costs incurred as a result of mandated capacity auctions conducted beginning in 2002 by Texas Genco being consummated at market-based prices that have been substantially below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. Any significant changes in our estimate of our regulatory asset associated with ECOM true-up could have a significant effect on our financial condition and results of operations. Additionally, any significant changes in our estimated stranded costs or ECOM true-up recovery could significantly affect our liquidity subsequent to the final true-up proceedings conducted by the Texas Utility Commission which are expected to conclude in late 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

     Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $3.8 billion or 42% of our total assets as of December 31, 2002. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. During 2002, no such indicators of impairment existed. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

UNBILLED REVENUES

     Revenues related to the sale and/or delivery of electricity are generally recorded when electricity is delivered to customers. However, the determination of deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of electricity delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2001 and 2002 were $33 million and $70 million, respectively.

                         NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived assets. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. SFAS No. 143 requires entities to record a cumulative effect of change in accounting principle in the income statement in the period of adoption. We adopted SFAS No. 143 on January 1, 2003. We have not identified any asset retirement obligations in connection with the adoption of SFAS No. 143.

     We have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2002, these previously recognized removal costs of $240 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 was effective for fiscal years beginning after December 15, 2001, with early adoption encouraged. SFAS No. 144 did not materially change the methods we use to measure impairment losses on long-lived assets, but may result in more future dispositions being reported as discontinued operations than would previously have been permitted. We adopted SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively as it relates to lease accounting and will apply the accounting provisions to debt extinguishments to 2003. The requirements of SFAS No. 145 were not applicable to the extraordinary item related to the loss on early extinguishment of debt recorded in 2002. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods will be reclassified.

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

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to materially affect our consolidated financial statements. We have adopted the additional disclosure provisions of FIN 45 in our consolidated financial statements as of December 31, 2002.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have long-term debt, which subjects us to the risk of loss associated with movements in market interest rates.

     At December 31, 2001 and 2002, we had outstanding fixed-rate debt aggregating $3.7 billion and $2.4 billion in principal amount and having a fair value of $3.6 billion and $2.5 billion, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $89 million if interest rates were to decline by 10% from their levels at December 31, 2002. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of this debt in the open market prior to its maturity.

     Our floating-rate obligations aggregated $164 million and $1.3 billion at December 31, 2001 and 2002, respectively. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates were to increase by 10% from December 31, 2002 rates, our combined interest expense would increase by a total of $1.4 million each month in which such increase continued. For more information regarding our floating rate obligations, please read Note 6 to our consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                       STATEMENTS OF CONSOLIDATED INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2000         2001         2002
                                                           ----------   ----------   ----------
                                                                      (IN THOUSANDS)
REVENUES.................................................  $2,160,641   $2,099,872   $2,221,618
                                                           ----------   ----------   ----------
EXPENSES:
  Purchased power........................................          --           --       66,348
  Operation and maintenance..............................     585,767      649,995      575,241
  Depreciation and amortization..........................     356,523      299,204      270,799
  Taxes other than income taxes..........................     283,802      287,318      212,988
                                                           ----------   ----------   ----------
     Total...............................................   1,226,092    1,236,517    1,125,376
                                                           ----------   ----------   ----------
OPERATING INCOME.........................................     934,549      863,355    1,096,242
                                                           ----------   ----------   ----------
OTHER INCOME (EXPENSE):
  Interest expense and distribution on trust preferred
     securities..........................................    (230,385)    (233,344)    (260,121)
  Other, net.............................................      20,190       43,755       21,988
                                                           ----------   ----------   ----------
     Total...............................................    (210,195)    (189,589)    (238,133)
                                                           ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES, EXTRAORDINARY ITEM AND PREFERRED DIVIDENDS......     724,354      673,766      858,109
  Income Tax Expense.....................................     233,367      227,811      294,554
                                                           ----------   ----------   ----------
INCOME FROM CONTINUING OPERATIONS BEFORE
  EXTRAORDINARY ITEM AND PREFERRED DIVIDENDS.............     490,987      445,955      563,555
  Income (Loss) from Discontinued Operations, net of
     tax.................................................     (43,487)     534,604      131,949
  Extraordinary item, net of tax of $8,672...............          --           --      (16,105)
                                                           ----------   ----------   ----------
INCOME BEFORE PREFERRED DIVIDENDS........................     447,500      980,559      679,399
PREFERRED DIVIDENDS......................................         389          858           --
                                                           ----------   ----------   ----------
NET INCOME...............................................  $  447,111   $  979,701   $  679,399
                                                           ==========   ==========   ==========

          See Notes to the Company's Consolidated Financial Statements

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2000       2001       2002
                                                              --------   --------   --------
                                                                      (IN THOUSANDS)
Net income..................................................  $447,111   $979,701   $679,399
                                                              --------   --------   --------
Other comprehensive income (loss), net of tax:
  Additional minimum non-qualified pension liability
     adjustment (net of tax of $1,361 in 2000, $346 in 2001
     and $1,015 in 2002)....................................    (2,527)       642      1,885
  Comprehensive income (loss) from discontinued operations,
     (net of tax of $39,383 in 2000, $97,709 in 2001 and
     $108,844 in 2002)......................................    73,139   (181,459)   202,138
                                                              --------   --------   --------
Other comprehensive income (loss)...........................    70,612   (180,817)   204,023
                                                              --------   --------   --------
Comprehensive income........................................  $517,723   $798,884   $883,422
                                                              ========   ========   ========

          See Notes to the Company's Consolidated Financial Statements

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2001          2002
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     3,428   $   70,866
  Accounts and notes receivable, net........................       12,463       99,304
  Unbilled revenue..........................................       33,404       70,385
  Materials and supplies....................................       80,919       59,941
  Current assets of discontinued operations.................    6,366,569           --
  Other.....................................................        4,071       11,839
                                                              -----------   ----------
     Total current assets...................................    6,500,854      312,335
                                                              -----------   ----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................    4,065,140    3,837,232
                                                              -----------   ----------
OTHER ASSETS:
  Other intangibles, net....................................       38,171       39,912
  Regulatory assets.........................................    3,247,888    3,970,007
  Notes receivable -- affiliated companies..................           --      814,513
  Non-current assets of discontinued operations.............   16,910,295           --
  Other.....................................................      181,589       66,049
                                                              -----------   ----------
     Total other assets.....................................   20,377,943    4,890,481
                                                              -----------   ----------
     TOTAL ASSETS...........................................  $30,943,937   $9,040,048
                                                              ===========   ==========
                    LIABILITIES, STOCKHOLDER'S AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Short-term borrowings.....................................  $   163,731   $       --
  Current portion of long-term debt.........................      414,038       18,758
  Accounts payable..........................................       40,089       32,362
  Accounts payable -- affiliated companies, net.............       40,192       43,662
  Notes payable -- affiliated companies, net................      225,998      214,976
  Taxes accrued.............................................      113,694       44,208
  Interest accrued..........................................       49,718       78,355
  Regulatory liabilities....................................      154,783      168,173
  Current liabilities of discontinued operations............    8,789,005           --
  Other.....................................................      124,458       57,513
                                                              -----------   ----------
     Total current liabilities..............................   10,115,706      658,007
                                                              -----------   ----------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net....................    1,055,966    1,419,301
  Unamortized investment tax credits........................       58,270       53,581
  Benefit obligations.......................................       81,555       61,671
  Regulatory liabilities....................................    1,150,824      940,615
  Notes payable -- affiliated companies.....................       10,825      916,400
  Non-current liabilities of discontinued operations........    8,407,310           --
  Other.....................................................       36,365       25,206
                                                              -----------   ----------
     Total other liabilities................................   10,801,115    3,416,774
                                                              -----------   ----------
LONG-TERM DEBT..............................................    2,947,193    2,641,281
                                                              -----------   ----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
COMPANY OBLIGATED MANDATORILY REDEEMABLE CONVERTIBLE
  PREFERRED
  SECURITIES OF SUBSIDIARY TRUST HOLDING SOLELY JUNIOR
  SUBORDINATED DEBENTURES OF THE COMPANY....................      342,000           --
                                                              -----------   ----------
STOCKHOLDER'S AND MEMBER'S EQUITY...........................    6,737,923    2,323,986
                                                              -----------   ----------
     TOTAL LIABILITIES, STOCKHOLDER'S AND MEMBER'S EQUITY...  $30,943,937   $9,040,048
                                                              ===========   ==========

          See Notes to the Company's Consolidated Financial Statements

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                     STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                          ------------------------------------
                                                            2000         2001         2002
                                                          ---------   ----------   -----------
                                                                     (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................  $ 447,111   $  979,701   $   679,399
  Less: Income (loss) from discontinued operations......    (43,487)     534,604       131,949
                                                          ---------   ----------   -----------
  Income from continuing operations, less extraordinary
     item and preferred dividends.......................    490,598      445,097       547,450
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization......................    356,523      299,204       270,799
     Deferred income taxes..............................     68,113     (127,442)      352,421
     Investment tax credit..............................     (4,712)      (4,712)       (4,689)
     Extraordinary item.................................         --           --        16,105
     Changes in other assets and liabilities:
       Accounts and notes receivable, net...............     51,964          779      (275,089)
       Accounts receivable/payable, affiliates..........     (9,374)      56,215         3,469
       Inventory........................................    (46,552)      22,982        20,978
       Accounts payable.................................    (52,681)      52,570        (7,727)
       Fuel cost recovery...............................   (515,278)     357,139       216,368
       Interest and taxes accrued.......................    (50,034)     104,310       (32,177)
       Net regulatory assets and liabilities............    (73,399)       4,967    (1,022,145)
       Other current assets.............................      1,882          724        (7,767)
       Other current liabilities........................     63,390      (70,224)      (66,946)
       Other assets.....................................      1,289      (81,850)       79,742
       Other liabilities................................     36,515       35,873       (18,244)
     Other, net.........................................      4,706           --            --
                                                          ---------   ----------   -----------
          Net cash provided by operating activities.....    322,950    1,095,632        72,548
                                                          ---------   ----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net.............................   (383,706)    (525,729)     (344,750)
                                                          ---------   ----------   -----------
          Net cash used in investing activities.........   (383,706)    (525,729)     (344,750)
                                                          ---------   ----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in cash related to securitization
     financing..........................................         --           --         3,715
  Proceeds from issuance of long-term debt..............         --      748,572     1,310,000
  Increase (decrease) in short-term borrowings, net.....    266,334     (105,665)     (163,731)
  Increase (decrease) in short-term notes with
     affiliates, net....................................     25,314      215,220      (223,310)
  Payments of long-term debt............................   (150,008)    (226,547)     (313,414)
  Decrease in long-term notes payable with affiliates...         --           --      (550,000)
  Debt issuance costs...................................         --      (10,375)      (59,574)
  Payment of common stock dividends.....................   (426,859)    (433,918)     (222,538)
  Redemption of preferred stock.........................         --      (10,227)           --
  Other, net............................................       (504)     114,479            --
                                                          ---------   ----------   -----------
          Net cash provided by (used in) financing
            activities..................................   (285,723)     291,539      (218,852)
                                                          ---------   ----------   -----------
NET CASH PROVIDED BY (USED IN) DISCONTINUED
  OPERATIONS............................................    336,739     (859,095)      558,492
                                                          ---------   ----------   -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....     (9,740)       2,347        67,438
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR......     10,821        1,081         3,428
                                                          ---------   ----------   -----------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR............  $   1,081   $    3,428   $    70,866
                                                          =========   ==========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
     Interest...........................................  $ 227,771   $  218,887   $   194,948
     Income taxes.......................................    303,171      375,297        48,398

          See Notes to the Company's Consolidated Financial Statements

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

          STATEMENTS OF CONSOLIDATED STOCKHOLDER'S AND MEMBER'S EQUITY

                                              2000                   2001                    2002
                                      --------------------   --------------------   ----------------------
                                      SHARES      AMOUNT     SHARES      AMOUNT      SHARES      AMOUNT
                                      -------   ----------   -------   ----------   --------   -----------
                                                       (THOUSANDS OF DOLLARS AND SHARES)
PREFERENCE STOCK, NONE
  OUTSTANDING.......................       --   $       --        --   $       --         --   $        --
CUMULATIVE PREFERRED STOCK, $0.01
  PAR VALUE; AUTHORIZED 20,000,000
  SHARES
  Balance, beginning of year........       97        9,740        97        9,740         --            --
  Redemption of preferred stock.....       --           --       (97)      (9,740)        --            --
                                      -------   ----------   -------   ----------   --------   -----------
  Balance, end of year..............       97        9,740        --           --         --            --
                                      -------   ----------   -------   ----------   --------   -----------
COMMON STOCK, $0.01 PAR VALUE;
  AUTHORIZED 1,000,000,000 SHARES
  Balance, beginning of year........  297,612        2,976   299,914        2,999    302,944         3,029
  Issuances related to benefit and
    investment plans................    2,302           23     3,030           30         --            --
  Restructuring.....................       --           --        --           --   (302,943)       (3,028)
                                      -------   ----------   -------   ----------   --------   -----------
  Balance, end of year..............  299,914        2,999   302,944        3,029          1             1
                                      -------   ----------   -------   ----------   --------   -----------
ADDITIONAL PAID-IN-CAPITAL
  Balance, beginning of year........       --    3,179,775        --    3,254,191         --     3,894,272
  Issuances related to benefit and
    investment plans................       --       74,424        --      130,630         --            --
  Unrealized gain on sale of
    subsidiaries' stock.............       --           --        --      509,499         --            --
  Other.............................       --           (8)       --          (48)        --            --
  Restructuring.....................       --           --        --           --         --    (1,689,233)
                                      -------   ----------   -------   ----------   --------   -----------
  Balance, end of year..............       --    3,254,191        --    3,894,272         --     2,205,039
                                      -------   ----------   -------   ----------   --------   -----------
TREASURY STOCK
  Balance, beginning of year........   (3,625)     (93,296)   (4,811)    (120,856)        --            --
  Shares acquired...................   (1,184)     (27,306)       --           --         --            --
  Contribution to pension plan......       --           --     4,512      113,336         --            --
  Other.............................       (2)        (254)      299        7,520         --            --
                                      -------   ----------   -------   ----------   --------   -----------
  Balance, end of year..............   (4,811)    (120,856)       --           --         --            --
                                      -------   ----------   -------   ----------   --------   -----------
UNEARNED ESOP STOCK
  Balance, beginning of year........  (10,679)    (199,226)   (8,639)    (161,158)    (7,070)     (131,888)
  Issuances related to benefit
    plan............................    2,040       38,068     1,569       29,270         --            --
  Restructuring.....................       --           --        --           --      7,070       131,888
                                      -------   ----------   -------   ----------   --------   -----------
  Balance, end of year..............   (8,639)    (161,158)   (7,070)    (131,888)        --            --
                                      -------   ----------   -------   ----------   --------   -----------
RETAINED EARNINGS
  Balance, beginning of year........             2,500,181              2,520,350                3,176,533
  Net income........................               447,111                979,701                  679,399
  Common stock dividends -- $1.50
    per share in 2000, $1.125 per
    Share in 2001 and $0.91 per
    share in 2002...................              (426,942)              (323,518)                (271,292)
  Restructuring.....................                    --                     --               (3,465,694)
                                                ----------             ----------              -----------
  Balance, end of year..............             2,520,350              3,176,533                  118,946
                                                ----------             ----------              -----------
ACCUMULATED OTHER COMPREHENSIVE LOSS
  Balance, beginning of year........               (93,818)               (23,206)                (204,023)
                                                ----------             ----------              -----------
  Other comprehensive income, net of
    tax:
    Additional minimum pension
      liability adjustment..........                (2,527)                   642                    1,885
    Other comprehensive income
      (loss) from discontinued
      operations....................                73,139               (181,459)                 202,138
                                                ----------             ----------              -----------
  Other comprehensive income
    (loss)..........................                70,612               (180,817)                 204,023
                                                ----------             ----------              -----------
  Balance, end of year..............               (23,206)              (204,023)                      --
                                                ----------             ----------              -----------
      Total Stockholder's and
         Member's Equity............            $5,482,060             $6,737,923              $ 2,323,986
                                                ==========             ==========              ===========

          See Notes to the Company's Consolidated Financial Statements

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

  ORGANIZATIONAL STRUCTURE AND RESTRUCTURING

     CenterPoint Energy Houston Electric, LLC (CenterPoint Houston or the Company) is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston. CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a new public utility holding company.

     The Company's business includes:

     - Distribution. The Company's electric distribution business distributes electricity for retail electric providers in its certificated service area by carrying power from the substation to the retail electric customer.

     - Transmission. The Company's transmission business transports electricity from power plants to substations and from one substation to another in locations in the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT).

     The Company's business also includes the stranded costs and regulatory asset recovery associated with the Company's historical generating operations. The Company operates its business as a single segment. In addition to the electric transmission and distribution business, the consolidated financial statements include the operations of one financing subsidiary.

     The Company's business does not include:

     - the generation or sale of electricity;

     - the procurement, supply or delivery of fuel for the generation of electricity; or

     - the marketing to or billing of retail electric customers.

     Effective August 31, 2002, Reliant Energy, Incorporated (Reliant Energy) consummated a restructuring transaction (Restructuring) in which it, among other things, (1) conveyed its Texas electric generation assets to Texas Genco Holdings, Inc. (Texas Genco), (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, (3) was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC and (4) distributed the capital stock of its operating subsidiaries, including Texas Genco, to CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock. The Company's operating subsidiaries which were distributed in connection with the Restructuring and presented as discontinued operations included $2.1 billion of indebtedness. An additional $1.9 billion of indebtedness was assumed by CenterPoint Energy at the time of the Restructuring, consisting of $1.6 billion of debt and $0.3 billion of trust preferred securities that were reflected in continuing operations in the Company's Consolidated Balance Sheet as of December 31, 2001. Additionally, at Restructuring the Company issued a $1.6 billion note payable to CenterPoint Energy. CenterPoint Energy assumed a $2.5 billion Senior A Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP (a subsidiary of Reliant Energy), Reliant Energy and the lender parties thereto, and a $1.8 billion Senior B Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto.

     In a July 2002 order, the SEC limited the aggregate amount of our external borrowings to $3.55 billion. Our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the order restricts our ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

those dividends. Under these restrictions, we are permitted to pay dividends in excess of our current or retained earnings in an amount up to $200 million.

(2)  DISCONTINUED OPERATIONS

     The consolidated financial statements have been prepared to reflect the effect of the Restructuring as described above as it relates to the Company, and have been prepared based upon Reliant Energy's historical consolidated financial statements.

     The consolidated financial statements present operations of Reliant Energy that were distributed to CenterPoint Energy in the Restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Included in discontinued operations of CenterPoint Energy Houston are the Wholesale Energy, European Energy, Retail Energy, Natural Gas Distribution, Pipelines and Gathering and Electric Generation business segments. Accordingly, the consolidated financial statements of CenterPoint Houston reflect these operations as discontinued operations for each of the two years in the period ended December 31, 2001 and for the eight months ended August 31, 2002.

     Total revenues included in discontinued operations were $26.2 billion, $38.8 billion and $29.8 billion in 2000, 2001 and 2002, respectively. Income from discontinued operations for each of the two years in the period ended December 31, 2001 is reported net of income tax expense of $120 million and $297 million 2000 and 2001, respectively. Income from discontinued operations for the eight months ended August 31, 2002 is reported net of income tax expense of $254 million. Total revenues included in discontinued operations have been presented prior to adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Recognition and Reporting Gains and Losses on Energy Trading Contracts under Issues No. 98-10 and 00-17."

     Summarized balance sheet information related to discontinued operations is as follows as of December 31, 2001:

                                                               DECEMBER 31,
                                                                   2001
                                                               -------------
                                                               (IN MILLIONS)
CURRENT ASSETS:
  Accounts and notes receivable, principally customer.......    $ 2,340,838
  Trading and marketing assets..............................      1,611,393
  Other current assets......................................      2,414,338
                                                                -----------
     Total current assets...................................      6,366,569
                                                                -----------
PROPERTY, PLANT AND EQUIPMENT, NET..........................     11,698,901
                                                                -----------
OTHER ASSETS:
  Goodwill..................................................      2,631,570
  Other noncurrent assets...................................      2,579,824
                                                                -----------
     Total other assets.....................................      5,211,394
                                                                -----------
     TOTAL ASSETS...........................................    $23,276,864
                                                                -----------

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                               DECEMBER 31,
                                                                   2001
                                                               -------------
                                                               (IN MILLIONS)
CURRENT LIABILITIES:
  Accounts payable, principally trade.......................    $ 1,387,618
  Trading and marketing liabilities.........................      1,478,336
  Other current liabilities.................................      5,923,051
                                                                -----------
     Total current liabilities..............................      8,789,005
                                                                -----------
OTHER LONG-TERM LIABILITIES.................................      5,618,884
                                                                -----------
LONG-TERM DEBT..............................................      2,788,426
                                                                -----------
     TOTAL LIABILITIES......................................     17,196,315
                                                                -----------
NET ASSETS OF DISCONTINUED OPERATIONS.......................    $ 6,080,549
                                                                ===========

(3) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  (a) RECLASSIFICATIONS AND USE OF ESTIMATES

     In addition to the items discussed in Note 2, some amounts from the previous years have been reclassified to conform to the 2002 presentation of financial statements. These reclassifications do not affect net income.

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

  (b) PRINCIPLES OF CONSOLIDATION

     The accounts of the Company and its wholly owned subsidiary are included in the Company's consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

  (c) REVENUES

     The Company records revenue for electricity under the accrual method and these revenues are generally recognized upon delivery. However, the determination of the deliveries to individual customers is based on the reading of their meters which is performed on a systematic basis throughout the month. As a result of the implementation of the Texas Electric Choice Plan (Texas electric restructuring law), the Company's regulated transmission and distribution business recovers the cost of its service through an energy delivery charge, and not as a component of the prior bundled rate, which included energy and delivery charges. The design of the new energy delivery rate differs from the prior bundled rate. The winter/summer rate differential for residential customers has been eliminated and the energy component of the rate structure has been removed, which will tend to lessen some of the pronounced seasonal variation in revenues which has been experienced in prior periods. At the end of each month, amounts of electricity delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (d) LONG-LIVED ASSETS AND INTANGIBLES

     The Company records property, plant and equipment at historical cost. The Company expenses all repair and maintenance costs as incurred. The cost of utility plant and equipment retirements is charged to accumulated depreciation. Property, plant and equipment includes the following:

                                                                          DECEMBER 31,
                                                     ESTIMATED USEFUL   -----------------
                                                      LIVES (YEARS)      2001      2002
                                                     ----------------   -------   -------
                                                                          (IN MILLIONS)
Transmission.......................................       28-75         $ 1,160   $ 1,251
Distribution.......................................       18-55           3,895     4,012
Other..............................................        5-50           1,156       697
                                                                        -------   -------
          Total....................................                       6,211     5,960
Accumulated depreciation...........................                      (2,146)   (2,123)
                                                                        -------   -------
  Property, plant and equipment, net...............                     $ 4,065   $ 3,837
                                                                        =======   =======

     The Company periodically evaluates long-lived assets, including property, plant and equipment and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. To date, no impairment has been indicated. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets" (SFAS No. 142) on January 1, 2002. The Company had specific intangibles related to land rights at December 31, 2001 and 2002 of $38 million (net of $8 million accumulated amortization) and $40 million (net of $8 million accumulated amortization), respectively. The Company amortizes these acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range between 50 and 75 years.

  (e) REGULATORY ASSETS AND LIABILITIES

     The Company applies the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71).

     The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 2001 and 2002:

                                                                DECEMBER 31,
                                                              ----------------
                                                               2001      2002
                                                              -------   ------
                                                               (IN MILLIONS)
Excess cost over market (ECOM) true-up......................  $    --   $  697
Recoverable electric generation related regulatory assets,
  net.......................................................      160      100
Securitized regulatory asset................................      740      706
Regulatory tax asset, net...................................      111      178
Unamortized loss on reacquired debt.........................       62       58
Recoverable electric generation plant mitigation............    1,967    2,051
Excess mitigation liability.................................   (1,126)    (969)
Other long-term assets/liabilities..........................       28       40
                                                              -------   ------
  Total.....................................................  $ 1,942   $2,861
                                                              =======   ======

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Company would be required to write off or write down these regulatory assets and liabilities. In addition, the Company would be required to determine any impairment of the carrying costs of plant and inventory assets.

     Through December 31, 2001, the Public Utility Commission of Texas (Texas Utility Commission) provided for the recovery of most of the Company's fuel and purchased power costs from customers through a fixed fuel factor included in electric rates. Included in the above table in recoverable electric generation-related regulatory assets, net are $126 million and $66 million of regulatory assets related to the recovery of fuel costs as of December 31, 2001 and 2002, respectively. For additional information regarding our fuel filings, see Note 4(c).

     In 2001, the Company monetized $738 million of regulatory assets in a securitization financing authorized by the Texas Utility Commission pursuant to the Texas electric restructuring law. The securitized regulatory assets are being amortized ratably as transition charges are collected over the life of the outstanding transition bonds. For additional information regarding the securitization financing, see Note 6.

  (f) DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated method. Other amortization expense includes amortization of regulatory assets and other intangibles. See Notes 3(d) and 3(e) for additional discussion of these items.

     The following table presents depreciation and amortization expense for 2000, 2001 and 2002.

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     2001     2002
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Depreciation expense........................................   $ --     $ --     $217
Amortization expense........................................    357      299       54
                                                               ----     ----     ----
  Total depreciation and amortization.......................   $357     $299     $271
                                                               ====     ====     ====

  (g) ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates. AFUDC is capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 2000, 2001 and 2002, the Company capitalized AFUDC related to debt of $4.0 million, $4.6 million and $3.7 million, respectively.

  (h) INCOME TAXES

     The Company is included in the consolidated income tax returns of CenterPoint Energy. The Company calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy. For additional information regarding income taxes, see Note 9.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (i) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts and notes receivable, net, are net of an allowance for doubtful accounts of $13 million and $5 million at December 31, 2001 and 2002, respectively. The provisions for doubtful accounts in the Company's Statements of Consolidated Income for 2000, 2001 and 2002 were $5 million, $13 million and $10 million, respectively.

  (j) INVENTORY

     Inventory consists principally of materials and supplies and is valued at average cost.

  (k) STATEMENTS OF CONSOLIDATED CASH FLOWS

     For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds in October 2001, the Company was required to establish restricted cash accounts to collateralize the bonds that were issued in this financing transaction. These restricted cash accounts are classified as long-term as they are not available for withdrawal until the maturity of the bonds. Cash and cash equivalents does not include restricted cash. For additional information regarding the securitization financing, see Note 4(a).

  (l) CHANGES IN ACCOUNTING PRINCIPLES AND NEW ACCOUNTING PRONOUNCEMENTS

     See Note 3(d) for a discussion of the Company's adoption of SFAS No. 142 on January 1, 2002.

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized in the period in which it is incurred and capitalized as part of the cost of the related tangible long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged.

     As of January 1, 2003, the Company has not identified any asset retirement obligations; however, the Company has previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2002, these previously recognized removal costs of $240 million do not represent SFAS No. 143 asset retirement obligations, but rather imbedded regulatory liabilities.

     In August 2001, the FASB issued SFAS No. 144. SFAS No. 144 provides new guidance on the recognition of impairment losses on long-lived assets to be held and used or to be disposed of and also broadens the definition of what constitutes a discontinued operation and how the results of a discontinued operation are to be measured and presented. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," while retaining many of the requirements of these two statements. Under SFAS No. 144, assets held for sale that are a component of an entity will be included in discontinued operations if the operations and cash flows will be or have been eliminated from the ongoing operations of the entity and the entity will not have any significant continuing involvement in the operations prospectively. SFAS No. 144 did not materially change the methods used by the Company to measure impairment losses on long-lived assets, but may result in more

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

future dispositions being reported as discontinued operations than would previously have been permitted. The Company adopted SFAS No. 144 on January 1, 2002.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance prospectively as it relates to lease accounting and will apply the accounting provisions to debt extinguishment in 2003. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified.

     In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002 with early application encouraged. The Company will apply the provisions of SFAS No. 146 to all exit or disposal activities initiated after December 31, 2002.

     In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 is not expected to materially affect the Company's consolidated financial statements. The Company has adopted the additional disclosure provisions of FIN 45 in its consolidated financial statements as of December 31, 2002.

(4) REGULATORY MATTERS

  (a) TEXAS ELECTRIC RESTRUCTURING LAW AND DISCONTINUANCE OF SFAS NO. 71 FOR ELECTRIC GENERATION OPERATIONS

     In June 1999, the Texas legislature adopted the Texas electric restructuring law, which substantially amended the regulatory structure governing electric utilities in Texas in order to allow retail electric competition. Retail pilot projects allowing competition for up to 5% of each utility's load in all customer classes began in the third quarter of 2001, and retail electric competition for all other customers began in January 2002. In preparation for competition, CenterPoint Energy made significant changes in the electric

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

utility operations it conducts through the Company. In addition, the Texas Utility Commission issued a number of new rules and determinations in implementing the Texas electric restructuring law.

     The Texas electric restructuring law defined the process for competition and created a transition period during which most utility rates were frozen at rates not in excess of their then-current levels. The Texas electric restructuring law provided for utilities to recover their generation related stranded costs and regulatory assets (as defined in the Texas electric restructuring law).

     Unbundling. As of January 1, 2002, electric utilities in Texas such as the Company unbundled their businesses in order to separate power generation, transmission and distribution, and retail activities into different units. Pursuant to the Texas electric restructuring law, CenterPoint Energy submitted a plan in January 2000 that was later amended and updated to accomplish the required separation (the business separation plan). The Company continues to be subject to cost-of-service rate regulation and is responsible for the transmission and distribution of electricity to retail customers. The Company transferred its Texas generation facilities that were formerly part of Reliant Energy HL&P (Texas generation business) to Texas Genco in connection with the Restructuring.

     Transmission and Distribution Rates. All retail electric providers in the Company's service area pay the same rates and other charges for transmission and distribution services.

     The Company's distribution rates charged to retail electric providers are generally based on amounts of energy delivered. The Company's transmission rates charged to other distribution companies are based on amounts of energy transmitted under "postage stamp" rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay the Company the same rates and other charges for transmission services. The transmission and distribution rates for the Company have been in effect since January 1, 2002, when electric competition began. This regulated delivery charge includes the transmission and distribution rate (which includes costs for nuclear decommissioning and municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a transition charge associated with securitization of regulatory assets and an excess mitigation credit imposed by the Texas Utility Commission.

     Stranded Costs. The Company will be entitled to recover its stranded costs (the excess of net regulatory book value of historical generation assets (as defined by the Texas electric restructuring law) over the market value of those assets) and its regulatory assets related to generation. The Texas electric restructuring law prescribes specific methods for determining the amount of stranded costs and the details for their recovery. During the transition period to deregulation (the Transition Period), which included 1998 and the first six months of 1999, and extending through the base rate freeze period from July 1999 through 2001, the Texas electric restructuring law provided that earnings above a stated overall annual rate of return on invested capital be used to recover CenterPoint Energy's investment in generation assets (Accelerated Depreciation). In addition, during the Transition Period, the redirection of depreciation expense to generation assets that the Company would otherwise apply to transmission, distribution and general plant assets was permitted for regulatory purposes (Redirected Depreciation). Please read the discussion of the accounting treatment for depreciation for financial reporting purposes below under "-- Accounting." The Company cannot predict the amount, if any, of these costs that may not be recovered.

     In accordance with the Texas electric restructuring law, beginning on January 1, 2002, and ending December 31, 2003, any difference between market power prices received in Texas Genco's generation capacity auctions mandated by the Texas electric restructuring law and the Texas Utility Commission's earlier estimates of those prices will be included in the 2004 stranded cost true-up proceeding, as further discussed below. This component of the true-up is intended to ensure that neither the customers nor CenterPoint Energy is disadvantaged economically as a result of the two-year transition period by providing this pricing structure.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     On October 24, 2001, CenterPoint Energy Transition Bond Company, LLC (Bond Company), a Delaware limited liability company and wholly owned subsidiary of the Company, issued $749 million aggregate principal amount of its Series 2001-1 Transition Bonds (Transition Bonds) pursuant to a financing order of the Texas Utility Commission. Classes of the bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015, and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. Scheduled payments on the bonds are from 2002 through 2013. Net proceeds to the Bond Company from the issuance were $738 million. The Bond Company paid the Company $738 million for the transition property. Proceeds were used for general corporate purposes, including the repayment of indebtedness.

     The Transition Bonds are secured primarily by the "transition property," which includes the irrevocable right to recover, through non-bypassable transition charges payable by certain retail electric customers, the qualified costs of the Company authorized by the financing order. The holders of the Bond Company's bonds have no recourse to any assets or revenues of the Company, and the creditors of the Company have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Bond Company. The Company has no payment obligations with respect to the Transition Bonds except to remit collections of transition charges as set forth in a servicing agreement between the Company and the Bond Company and in an intercreditor agreement among the Company, the Bond Company and other parties.

     The non-bypassable transition charges are required by the financing order to be trued-up annually, effective November 1, for the term of the transition charge. The Company filed an annual true-up with the Texas Utility Commission on August 2, 2002 for transition charges that became effective November 1, 2002.

     Costs associated with nuclear decommissioning will continue to be subject to cost-of-service rate regulation and are included in a charge to transmission and distribution customers. For further discussion of the effect of the business separation plan on funding of the nuclear decommissioning trust fund, see Note 4(b).

     True-Up Proceeding. The Texas electric restructuring law and current Texas Utility Commission implementation guidance provide for a true-up proceeding to be initiated in or after January 2004. The purpose of the true-up proceeding is to quantify and reconcile the amount of stranded costs, the capacity auction true-up, unreconciled fuel costs (see Note 3(e)), and other regulatory assets associated with the Company's former electric generating operations that were not previously securitized through the Transition Bonds. The 2004 true-up proceeding will result in either additional charges being assessed on or credits being issued to certain retail electric customers. CenterPoint Energy appealed the Texas Utility Commission's true-up rule on the basis that there are no negative stranded costs, that CenterPoint Energy should be allowed to collect interest on stranded costs, and that the premium on the partial stock valuation applies to only the equity of Texas Genco, not equity plus debt. The Texas court of appeals issued a decision on February 6, 2003 upholding the rule in part and reversing in part. The court ruled that there are no negative stranded costs and that the premium on the partial stock valuation applies only to equity. The court upheld the Texas Utility Commission's rule that interest on stranded costs begins upon the date of the final true-up order. On February 21, 2003, CenterPoint Energy filed a motion for rehearing on the issue that interest on amounts determined in the true-up proceeding should accrue from an earlier date. CenterPoint Energy has not accrued interest in its consolidated financial statements, but estimates that interest could be material. If the court of appeals denies CenterPoint Energy's motion, then CenterPoint Energy will have 45 days to appeal to the Texas Supreme Court. CenterPoint Energy has not decided what action, if any, it will take if the motion for rehearing is denied.

     Accounting. Historically, CenterPoint Energy has applied the accounting policies established in SFAS No. 71. Effective June 30, 1999, CenterPoint Energy applied SFAS No. 101 to Texas Genco.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In 1999, CenterPoint Energy evaluated the effects that the Texas electric restructuring law would have on the recovery of its generation related regulatory assets and liabilities. CenterPoint Energy determined that a pre-tax accounting loss of $282 million existed because it believes only the economic value of its generation related regulatory assets (as defined by the Texas electric restructuring law) will be recoverable. Therefore, the Company recorded a $183 million after-tax extraordinary loss in the fourth quarter of 1999. Pursuant to EITF Issue No. 97-4 "Deregulation of the Pricing of
Electricity -- Issues Related to the Application of FASB Statements No. 71 and No. 101" (EITF No. 97-4), the remaining recoverable regulatory assets are now associated with the Company. For details regarding the Company's regulatory assets, see Note 3(e).

     At June 30, 1999, CenterPoint Energy performed an impairment test of its previously regulated electric generation assets pursuant to SFAS No. 121 on a plant specific basis. Under SFAS No. 121, an asset is considered impaired, and should be written down to fair value, if the future undiscounted net cash flows expected to be generated by the use of the asset are insufficient to recover the carrying amount of the asset. For assets that are impaired pursuant to SFAS No. 121, CenterPoint Energy determined the fair value for each generating plant by estimating the net present value of future cash flows over the estimated life of each plant. CenterPoint Energy determined that $797 million of electric generation assets was impaired in 1999. The Texas electric restructuring law provides for recovery of this impairment through regulated cash flows during the transition period and through charges to transmission and distribution customers. As such, a regulatory asset for an amount equal to Texas Genco's impairment loss and was included on the Company's Consolidated Balance Sheets as a regulatory asset. The Company recorded amortization expense related to the recoverable impaired plant costs and other assets created from discontinuing SFAS No. 71 of $221 million during the six months ended December 31, 1999, $329 million in 2000 and $247 million in 2001.

     The impairment analysis requires estimates of possible future market prices, load growth, competition and many other factors over the lives of the plants. The resulting impairment loss is highly dependent on these underlying assumptions. In addition, after January 10, 2004, the Company must finalize and reconcile stranded costs (as defined by the Texas electric restructuring law) in a filing with the Texas Utility Commission. Any positive difference between the regulatory net book value and the fair market value of the generation assets (as defined by the Texas electric restructuring law) will be collected through future charges. Any overmitigation of stranded costs may be refunded by a reduction in future charges. This final reconciliation allows alternative methods of third party valuation of the fair market value of these assets, including outright sale, stock valuations and asset exchanges.

     In order to reduce potential exposure to stranded costs related to generation assets, the Company recognized Redirected Depreciation of $195 million and $99 million 1998 and for the six months ended June 30, 1999, respectively, for regulatory and financial reporting purposes. This redirection was in accordance with the Company's Transition Plan. Subsequent to June 30, 1999, Redirected Depreciation expense could no longer be recorded by CenterPoint Energy's electric generation business for financial reporting purposes as these operations are no longer accounted for under SFAS No. 71. During the six months ended December 31, 1999 and during 2000 and 2001, $99 million, $218 million and $230 million in depreciation expense, respectively, was redirected from transmission and distribution for regulatory and financial reporting purposes and was established as an embedded regulatory asset included in transmission and distribution related plant and equipment balances. As of December 31, 2001, the cumulative amount of Redirected Depreciation for regulatory purposes was $841 million, prior to the effects of the October 3, 2001 order discussed below.

     Additionally, as allowed by the Texas Utility Commission, in an effort to further reduce potential exposure to stranded costs related to generation assets, the Company recorded Accelerated Depreciation of $194 million and $104 million in 1998 and for the six months ended June 30, 1999, respectively, for regulatory and financial reporting purposes. Accelerated Depreciation expense was recorded in accordance with the Company's Transition Plan during this period. Subsequent to June 30, 1999, Accelerated Depreciation

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

expense could no longer be recorded by CenterPoint Energy's electric generation business for financial reporting purposes, as these operations are no longer accounted for under SFAS No. 71. During the six months ended December 31, 1999 and during 2000 and 2001, $179 million, $385 million and $264 million, respectively, of Accelerated Depreciation was recorded for regulatory reporting purposes, reducing the regulatory book value of the Company's stranded costs recovery.

     The Texas Utility Commission issued a final order on October 3, 2001 (October 3, 2001 Order) that established the transmission and distribution utility rates that became effective in January 2002. In this Order, the Texas Utility Commission found that the Company had overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under the Transition Plan and Texas electric restructuring law. As a result of the October 3, 2001 Order, the Company was required to reverse the $841 million embedded regulatory asset related to Redirected Depreciation, thereby reducing the net book value of transmission and distribution assets. The Company was required to record a regulatory liability of $1.1 billion related to Accelerated Depreciation. The October 3, 2001 Order requires this amount to be refunded through excess mitigation credits to certain retail electric customers during a seven-year period which began in January 2002.

     As of December 31, 2002, in contemplation of the 2004 true-up proceeding, the Company has recorded a regulatory asset of $2.0 billion representing the estimated future recovery of previously incurred stranded costs, which includes $1.1 billion of previously recorded Accelerated Depreciation plus Redirected Depreciation, both reversed in 2001. Offsetting this regulatory asset is a $969 million regulatory liability to refund the excess mitigation to ratepayers. This estimated recovery is based upon current projections of the market value of CenterPoint Energy's Texas generation assets to be covered by the 2004 true-up proceeding calculations. The regulatory liability reflects a current refund obligation arising from prior mitigation of stranded costs deemed excessive by the Texas Utility Commission. The Company began refunding excess mitigation credits with January 2002 bills. These credits are to be refunded over a seven-year period. Because accounting principles generally accepted in the United States of America require the Company to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 true-up proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

  (b) AGREEMENTS RELATED TO TEXAS GENERATING ASSETS

     Texas Genco is the beneficiary of the decommissioning trust that has been established to provide funding for decontamination and decommissioning of the South Texas Project in which Texas Genco owns a 30.8% interest. The Company collects through rates or other authorized charges to its electric utility customers amounts designated for funding the decommissioning trust, and pays the amounts to Texas Genco. Texas Genco in turn deposits these amounts into the decommissioning trust. Upon decommissioning of the facility, in the event funds from the trust are inadequate, the Company or its successor will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code all additional amounts required to fund Texas Genco's obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trust, the excess will be refunded to the ratepayers of the Company or its successor.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (c) CENTERPOINT HOUSTON REGULATORY FILINGS

     Texas Genco and the Company filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission on July 1, 2002. This final fuel reconciliation filing covers reconcilable fuel revenue, fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance at July 31, 1997 as approved in the Company's last fuel reconciliation. On January 28, 2003, a settlement agreement was reached under which it was agreed that certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million will be carried forward for resolution by the Texas Utility Commission in late 2003 or early 2004.

(5) RELATED PARTY TRANSACTIONS

     From time to time, the Company has advanced money to, or borrowed money from, CenterPoint Energy or its subsidiaries. As of December 31, 2001, the Company had net accounts payable of $40 million included in accounts payable-affiliated companies. As of December 31, 2002, the Company had net short-term borrowings of $226 million included in notes payable-affiliated companies. As of December 31, 2002, the Company had net accounts payable of $44 million included in accounts payable-affiliated companies. As of December 31, 2002, the Company had net short-term notes payables of $48 million and $167 million current portion of long-term note payable to affiliate included in notes payable-affiliated companies. As of December 31, 2001, the Company had net long-term borrowings, included in notes payable-affiliated companies, totaling $11 million. As of December 31, 2002, the Company had a $815 million long-term note receivable from affiliate, as further discussed below, and a $1.1 billion long-term note payable to affiliate as further discussed in Note 5. Net interest expense on these borrowings was $27 million, $30 million and $72 million in 2000, 2001 and 2002, respectively.

     Prior to August 31, 2002, the Company had $737 million invested in a money fund through which the Company and certain of its affiliates could borrow and/or invest on a short-term basis. At the time of the Restructuring, the Company converted a money fund investment into a $750 million note receivable from CenterPoint Energy payable on demand and bearing interest at the prime rate, leaving $13 million borrowed from the money fund. Since August 31, 2002, the Company has been a participant in the CenterPoint Energy money pool. The $750 million note receivable is included in long-term notes receivable from affiliate in the Consolidated Balance Sheets because the Company does not plan to demand repayment of the note within the next twelve months.

     In 2002, revenues derived from energy delivery charges provided by the Company to a subsidiary of Reliant Resources, Inc. (Reliant Resources), a former affiliate, totaled $273 million.

     Although the former retail sales business is no longer conducted by the Company, retail customers remained regulated customers of the Company through the date of their first meter reading in January 2002. During this transition period, the Company purchased $48 million of power from Texas Genco.

     In 2000 and 2001, a subsidiary of Reliant Resources, a former affiliate, provided certain support services to the Company totaling $22 million and $53 million, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $116 million for 2002 and are included primarily in operation and maintenance expenses.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(6) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                      DECEMBER 31, 2001        DECEMBER 31, 2002
                                                    ----------------------   ----------------------
                                                    LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                                    ---------   ----------   ---------   ----------
                                                                     (IN MILLIONS)
Short-term borrowings:
  Commercial paper................................   $   --        $164       $   --        $ --
                                                     ------        ----       ------        ----
     Total short-term borrowings..................       --         164           --          --
Long-term debt:
  Medium-term notes and pollution control bonds
     4.90% to 6.70% due 2003 to 2027 (2)(3).......      547          --           --          --
  Pollution control bonds 4.70% to 5.95% due 2011
     to 2030......................................    1,046         100           --          --
  First mortgage bonds 7.50% to 9.15% due 2021 to
     2023(3)......................................      615          --          615          --
  Term loan, LIBOR plus 9.75%, due 2005(4)........       --          --        1,310          --
  Series 2001-1 Transition Bonds 3.84% to 5.63%
     due 2002 to 2013(5)..........................      736          13          717          19
  Debentures 7.40% due 2002.......................       --         300           --          --
  Other...........................................        3           1           (1)         --
                                                     ------        ----       ------        ----
     Long-term debt to third parties..............    2,947         414        2,641          19
     Note payable to affiliate 4.90% to
       6.70%(6)...................................       11          --          916         167
                                                     ------        ----       ------        ----
     Total borrowings.............................   $2,958        $578       $3,557        $186
                                                     ======        ====       ======        ====

---------------

(1) Includes amounts due within one year of the date noted.

(2) These series of debt are secured by the Company's first mortgage bonds.

(3) The December 31, 2001 debt balances have been reclassified to give effect to the Restructuring, which occurred on August 31, 2002.

(4) LIBOR has a minimum rate of 3%. This collateralized term loan is secured by the Company's general mortgage bonds.

(5) The Series 2001-1 Transition Bonds were issued by one of the Company's subsidiaries, and are non-recourse to the Company. For further discussion of the securitization financing, see Note 4(a).

(6) Of the total $1.1 billion notes payable to affiliate at December 31, 2002, $547 million has the same principal amounts and interest rates as the medium-term notes and pollution control bonds of CenterPoint Energy that are secured by first mortgage bonds of CenterPoint Houston.

     During 2002, the Company recorded a $16 million after-tax extraordinary item related to a loss on the early extinguishment of debt related to the Company's $850 million term loan and the repurchase of $175 million of the Company's pollution control bonds.

  Assumption and Release of Certain Debt

     In connection with the Restructuring, Reliant Energy transferred assets and subsidiaries to CenterPoint Energy or its subsidiaries and became a subsidiary of CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock. The Company's operating subsidiaries which were distributed in connection with the Restructuring and

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

presented as discontinued operations included $2.1 billion of indebtedness. An additional $1.9 billion of indebtedness was assumed by CenterPoint Energy at the time of the Restructuring, consisting of $1.6 billion of debt and $0.3 billion of trust preferred securities that were reflected in continuing operations in the Company's Consolidated Balance Sheet as of December 31, 2001. Additionally, at Restructuring the Company issued a $1.6 billion note payable to CenterPoint Energy. CenterPoint Energy also assumed a $2.5 billion Senior A Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP (a subsidiary of Reliant Energy), Reliant Energy and the lender parties thereto, and a $1.8 billion Senior B Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto.

  Bank Loans

     As of December 31, 2002, the Company had no bank loans or revolving credit facilities. At December 31, 2002, the Company had short-term loans from affiliates of $48 million. The weighted average interest rate on the Company's short-term borrowings at December 31, 2001 and 2002 was 3.36% and 6.2%, respectively. At December 31, 2001, the Company had a $400 million credit facility, which was replaced on October 10, 2002 by an $850 million secured credit facility which was subsequently repaid on November 12, 2002 as discussed below.

     In February 2003, the Company obtained a $75 million revolving credit facility that terminates on April 30, 2003. A condition precedent to utilizing the facility is that security in the form of general mortgage bonds must be delivered to the lender. Rates for borrowings under this facility, including the facility fee, will be LIBOR plus 250 basis points.

  Money Pool Borrowings

     On December 31, 2002, the Company had borrowed $48 million from its affiliates. The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with short-term borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  Long-term Debt

     The following table shows future maturity dates of long-term debt issued by CenterPoint Houston and expected future maturity dates of the Transition Bonds issued by the Bond Company as of December 31, 2002. Amounts are expressed in thousands.

                              CENTERPOINT HOUSTON
                            ------------------------                TRANSITION
YEAR                        THIRD-PARTY   AFFILIATE    SUB-TOTAL      BONDS        TOTAL
----                        -----------   ----------   ----------   ----------   ----------
2003......................                $  166,600   $  166,600    $ 18,722    $  185,322
2004......................                                             41,189        41,189
2005......................  $1,310,000                  1,310,000      46,806     1,356,806
2006......................                                             54,295        54,295
2007......................                                             59,912        59,912
2008......................                                             65,529        65,529
2009......................                                             73,018        73,018
2010......................                                             80,506        80,506
2011......................                                             87,995        87,995
2012......................                    45,570       45,570      99,229       144,799
2013......................                                            108,590       108,590
2015......................                   150,850      150,850                   150,850
2017......................                   127,385      127,385                   127,385
2021......................     102,442                    102,442                   102,442
2022......................      62,275                     62,275                    62,275
2023......................     450,000                    450,000                   450,000
2027......................                    56,095       56,095                    56,095
2028......................                   536,500      536,500                   536,500
                            ----------    ----------   ----------    --------    ----------
Total.....................  $1,924,717    $1,083,000   $3,007,717    $735,791    $3,743,508
                            ==========    ==========   ==========    ========    ==========

     First mortgage bonds in an aggregate principal amount of $615 million have been issued directly to third parties. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

     As of October 10, 2002, CenterPoint Houston increased the size of its credit facility to $850 million in connection with the amendment and extension of its bank facility and the bank facilities of its parent. Proceeds from the loan were used to (1) repay maturing loans under a $400 million credit facility and (2) repay $450 million of the note payable to CenterPoint Energy. The $850 million facility was secured by $850 million aggregate principal amount of CenterPoint Houston's general mortgage bonds issued under CenterPoint Houston's General Mortgage dated as of October 10, 2002. The lien of the General Mortgage is junior to that of CenterPoint Houston's Mortgage and Deed of Trust dated as of November 1, 1944. The $850 million of general mortgage bonds was released by the banks upon the November 2002 repayment and termination of the facility using proceeds from CenterPoint Houston's $1.3 billion collateralized term loan as discussed below.

     On November 12, 2002, CenterPoint Houston entered into a $1.3 billion collateralized term loan maturing November 2005. The interest rate on the loan is the London inter-bank offered rate (LIBOR) plus 9.75%, subject to a minimum rate of 12.75%. The loan is secured by CenterPoint Houston's general mortgage bonds. Proceeds from the loan were used to (1) repay CenterPoint Houston's $850 million term loan as

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

discussed above, (2) repay $100 million of intercompany notes maturing in 2028,
(3) repay $300 million of debt that matured on November 15, 2002 and (4) pay transaction costs. The loan agreement contains various business and financial covenants including a covenant restricting CenterPoint Houston's debt, excluding transition bonds, as a percent of its total capitalization to 68%. The loan agreement also limits incremental secured debt that may be issued by CenterPoint Houston to $300 million.

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

     The following table shows the maturity dates of the $1.1 billion of first mortgage bonds and general mortgage bonds that the Company has issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected on the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in thousands.

YEAR                                FIRST MORTGAGE BONDS   GENERAL MORTGAGE BONDS     TOTAL
----                                --------------------   ----------------------   ----------
2003..............................        $166,600                                  $  166,600
2011..............................                                $ 19,200              19,200
2012..............................          45,570                                      45,570
2015..............................         150,850                                     150,850
2017..............................         127,385                                     127,385
2018..............................                                  50,000              50,000
2019..............................                                 200,000             200,000
2020..............................                                  90,000              90,000
2026..............................                                 100,000             100,000
2027..............................          56,095                                      56,095
2028..............................                                  68,000              68,000
                                          --------                --------          ----------
Total.............................        $546,500                $527,200          $1,073,700
                                          ========                ========          ==========

     The aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $900 million based on estimates of the value of property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage. The issuance of additional first mortgage and general mortgage bonds is currently contractually limited to an additional $300 million in general mortgage bonds. As of December 31, 2002, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.0 billion.

     The Bond Company has $736 million aggregate principal amount of outstanding Transition Bonds. Classes of the Transition Bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The Transition Bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law and a tariff issued by the Texas Utility Commission. The Transition Bonds are reported as CenterPoint Houston's long-term debt, although the holders of the Transition Bonds have no recourse to any of CenterPoint Houston's assets or revenues, and CenterPoint Houston's creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Bond Company. CenterPoint Houston has no payment obligations with respect to the Transition Bonds except to remit collections of transition charges as set forth in

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

a servicing agreement between CenterPoint Houston and the Bond Company and in an intercreditor agreement among CenterPoint Houston, our indirect transition bond subsidiary and other parties.

     Liens. The Company's assets are subject to liens securing approximately $1.2 billion of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2000, 2001 and 2002 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2003 is approximately $347 million, and the sinking fund requirement to be satisfied in 2003 is approximately $15 million. The Company expects to meet these 2003 obligations by certification of property additions. The Company's assets are subject to liens securing approximately $1.8 billion of general mortgage bonds, which are junior to the liens of the first mortgage bonds.

(7) TRUST PREFERRED SECURITIES

     As part of the Restructuring on August 31, 2002, CenterPoint Energy assumed the junior subordinated debt obligations related to trust preferred securities from the Company. For additional information on the Restructuring, see Note 1.

(8) EMPLOYEE BENEFIT PLANS

  (a) PENSION PLANS

     Substantially all of the Company's employees participate in CenterPoint Energy's qualified non-contributory pension plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 4% of eligible earnings and accrued interest. Prior to 1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. As a result, certain employees participating in the plan as of December 31, 1998 are eligible to receive the greater of the accrued benefit calculated under the prior plan through 2008 or the cash balance formula.

     CenterPoint Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to the Company based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy's participating subsidiaries. Pension benefit was $10 million and $6 million for the years ended December 31, 2000 and 2001, respectively. The Company recognized pension expense of $7 million for the year ended December 31, 2002.

     In addition to the Plan, the Company participates in CenterPoint Energy's non-qualified pension plan, which allows participants to retain the benefits to which they would have been entitled under the qualified pension plan except for federally mandated limits on these benefits or on the level of salary on which these benefits may be calculated. The expense associated with the non-qualified pension plan was $3 million in 2000 and less than $1 million in 2001 and 2002.

     As of December 31, 2001, CenterPoint Energy allocated $83 million of pension assets, $7 million of non-qualified pension liabilities and $2 million of minimum pension liabilities to the Company. As of December 31, 2002, CenterPoint Energy has not allocated such pension assets or liabilities to the Company. This change in method of allocation had no impact on pension expense recorded for the year ended December 31, 2002.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

  (b) SAVINGS PLAN

     The Company participates in CenterPoint Energy's qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 16% of compensation. The Company matches 75% of the first 6% of each employee's compensation contributed. The Company may contribute an additional discretionary match of up to 50% of the first 6% of each employee's compensation contributed. These matching contributions are fully vested at all times. A substantial portion of the matching contribution is initially invested in CenterPoint Energy common stock. CenterPoint Energy allocates to the Company the savings plan benefit expense related to the Company's employees.

     Savings plan benefit expense was $14 million, $10 million and $14 million for the years ended December 31, 2000, 2001 and 2002, respectively.

  (c) POSTRETIREMENT BENEFITS

     The Company's employees participate in CenterPoint Energy's plans which provide certain healthcare and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective in early 1999, health care benefits for future retirees were changed to limit employer contributions for medical coverage. Such benefit costs are accrued over the active service period of employees.

     The Company is required to fund a portion of its obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

     The net postretirement benefit cost includes the following components:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                              2000      2001      2002
                                                              -----     -----     -----
                                                                    (IN MILLIONS)
Service cost -- benefits earned during the period...........   $ 1       $ 1       $ 1
Interest cost on projected benefit obligation...............    10        11        13
Expected return on plan assets..............................    (6)       (6)       (7)
Net amortization............................................     7         7         6
                                                               ---       ---       ---
Net postretirement benefit cost.............................   $12       $13       $13
                                                               ===       ===       ===

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Following are the Company's reconciliations of beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 2001 and 2002.

                                                                YEAR ENDED
                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2002
                                                              ------   ------
                                                               (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Benefit obligation, beginning of year.......................  $  153   $  173
Service cost................................................       1        1
Interest cost...............................................      11       13
Participant contributions...................................       2        2
Benefits paid...............................................      (3)      (4)
Actuarial loss (gain).......................................       9       (9)
                                                              ------   ------
Benefit obligation, end of year.............................  $  173   $  176
                                                              ======   ======
CHANGE IN PLAN ASSETS
Plan assets, beginning of year..............................  $   63   $   72
Employer contributions......................................      13       10
Participant contributions...................................       2        2
Benefits paid...............................................      (3)      (4)
Actual investment return....................................      (3)      (6)
                                                              ------   ------
Plan assets, end of year....................................  $   72   $   74
                                                              ======   ======
RECONCILIATION OF FUNDED STATUS
Funded status...............................................  $ (101)  $ (102)
Unrecognized transition obligation..........................      52       48
Unrecognized prior service cost.............................      24       22
Unrecognized actuarial loss.................................      --        4
                                                              ------   ------
Net amount recognized at end of year........................  $  (25)  $  (28)
                                                              ======   ======
ACTUARIAL ASSUMPTIONS
Discount rate...............................................    7.25%    6.75%
Expected long-term rate of return on assets.................     9.5%     9.0%

     For the year ended December 31, 2001, the assumed health care cost trend rates were 7.5% for participants under age 65 and 8.5% for participants age 65 and over. For the year ended December 31, 2002, the assumed health cost trend rate was increased to 12% for all participants. The health care cost trend rates decline by .75% annually to 5.5% by 2011.

     If the health care cost trend rate assumptions were increased by 1%, the accumulated postretirement benefit obligation as of December 31, 2002 would increase by approximately 4.4%. The annual effect of the 1% increase on the total of the service and interest costs would be an increase of approximately 3.7%. If the health care cost trend rate assumptions were decreased by 1%, the accumulated postretirement benefit obligation as of December 31, 2002 would decrease by approximately 4.4%. The annual effect of the 1% decrease on the total of the service and interest costs would be a decrease of 3.7%.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     The Company's postretirement obligation is presented as a liability in the Consolidated Balance Sheet under the caption Benefit Obligations.

  (d) POSTEMPLOYMENT BENEFITS

     The Company provides postemployment benefits through CenterPoint Energy's plans for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Postemployment benefits costs were $3 million and $6 million for the years ended December 31, 2001 and 2002, respectively. The Company recognized postemployment benefit income of $1 million for the year ended December 31, 2000.

  (e) OTHER NON-QUALIFIED PLANS

     The Company participates in CenterPoint Energy's deferred compensation plans which permit eligible participants to elect each year to defer a percentage of that year's salary and up to 100% of that year's annual bonus. In general, employees who attain the age of 60 during employment and participate in CenterPoint Energy's deferred compensation plans may elect to have their deferred compensation amounts repaid in (a) fifteen equal annual installments commencing at the later of age 65 or termination of employment or (b) a lump-sum distribution following termination of employment. Interest generally accrues on deferrals at a rate equal to the average Moody's Long-Term Corporate Bond Index plus 2%, determined annually until termination when the rate is fixed at the rate in effect for the plan year immediately prior to that in which a participant attains age 65. The Company recorded interest expense related to its deferred compensation obligation of $3 million, $2 million and $2 million for the years ended December 31, 2000, 2001 and 2002, respectively. The discounted deferred compensation obligation recorded by the Company was $41 million and $19 million as of December 31, 2001 and 2002, respectively.

  (f) OTHER EMPLOYEE MATTERS

     As of December 31, 2002, the Company employed approximately 3,286 people. Of these employees, approximately 47% are covered by collective bargaining agreements which will expire in May 2003.

(9) INCOME TAXES

     The Company's current and deferred components of income tax expense are as follows:

                                                               YEAR ENDED DECEMBER 31,
                                                              -------------------------
                                                               2000     2001      2002
                                                              ------   -------   ------
                                                                    (IN MILLIONS)
Federal
  Total current.............................................   $170     $ 360     $(53)
  Total deferred............................................     63      (132)     348
                                                               ----     -----     ----
Income tax expense..........................................   $233     $ 228     $295
                                                               ====     =====     ====

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               2000     2001     2002
                                                              ------   ------   ------
                                                                   (IN MILLIONS)
Income from continuing operations before income taxes.......   $724     $674     $858
  Federal statutory rate....................................     35%      35%      35%
                                                               ----     ----     ----
Income tax expense at statutory rate........................    253      236      300
                                                               ----     ----     ----
Increase (decrease) in tax resulting from:
  Amortization of investment tax credit.....................     (5)      (5)      (5)
  Excess deferred taxes.....................................     --       --       (2)
  AFUDC Equity..............................................     (2)      (2)      --
  Other, net................................................    (13)      (1)       2
                                                               ----     ----     ----
     Total..................................................    (20)      (8)      (5)
                                                               ----     ----     ----
Income tax expense..........................................   $233     $228     $295
                                                               ====     ====     ====
Effective Rate..............................................   32.2%    33.8%    34.3%

     Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                               DECEMBER 31,
                                                              ---------------
                                                               2001     2002
                                                              ------   ------
                                                               (IN MILLIONS)
Deferred tax assets:
  Non-current:
     Employee benefits......................................  $   11   $   49
     Other..................................................      --        2
                                                              ------   ------
          Total non-current deferred tax assets.............      11       51
                                                              ------   ------
Deferred tax liabilities:
  Non-current:
     Depreciation...........................................     651      832
     Regulatory assets, net.................................     406      621
     Other..................................................      10       17
                                                              ------   ------
          Total deferred tax liabilities....................   1,067    1,470
                                                              ------   ------
          Accumulated deferred income taxes, net............  $1,056   $1,419
                                                              ======   ======

     The Company is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. The 1997, 1998 and 1999 consolidated federal income tax returns are currently under audit. No audit adjustments that would impact the Company have been proposed for the current audit cycle.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

(10) COMMITMENTS AND CONTINGENCIES

 (a) LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 2002, which primarily consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions).

2003........................................................   $ 5
2004........................................................     5
2005........................................................     5
2006........................................................     6
2007........................................................     6
                                                               ---
  Total                                                        $27
                                                               ===

     Total lease expense for all operating leases was $3 million during 2000 and $5 million during 2001 and 2002, respectively.

 (b) LEGAL MATTERS

     The Company's predecessor, Reliant Energy, and certain of its former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, CenterPoint Energy and its subsidiaries, including the Company, are entitled to be indemnified by Reliant Resources for any losses arising out of the lawsuits described under "California Class Actions and Attorney General Cases," "Long-Term Contract Class Action," "Washington and Oregon Class Actions," "Bustamante Price Reporting Class Action" and "Trading and Marketing Activities," including attorneys' fees and other costs. Pursuant to the indemnification obligation, Reliant Resources is defending CenterPoint Energy and its subsidiaries, including the Company, to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

     California Class Actions and Attorney General Cases. Reliant Energy, Reliant Resources, Reliant Energy Services, Inc. (Reliant Energy Services), Reliant Energy Power Generation, Inc. (REPG) and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. While the plaintiffs allege various violations by the defendants of antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that the defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. All of these suits originally were filed in state courts in San Diego, San Francisco and Los Angeles Counties. The suits in San Diego and Los Angeles Counties were consolidated and removed to the federal district court in San Diego, but on December 13, 2002, that court remanded the suits to the state courts. Prior to the remand, Reliant Energy was voluntarily dismissed from two of the suits. Several parties, including the Reliant defendants, have appealed the judge's remand decision. The United States court of appeals has entered a briefing schedule that could result in oral arguments by summer of 2003. Proceedings before the state court are expected to resume during the first quarter of 2003.

     In March and April 2002, the California Attorney General filed three complaints, two in state court in San Francisco and one in the federal district court in San Francisco, against Reliant Energy, Reliant

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

Resources, Reliant Energy Services and other subsidiaries of Reliant Resources alleging, among other matters, violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California independent systems operator, charging unjust and unreasonable prices for electricity, in violation of antitrust laws in connection with the acquisition in 1998 of electric generating facilities located in California. The complaints variously seek restitution and disgorgement of alleged unlawful profits for sales of electricity, civil penalties and fines, injunctive relief against unfair competition, and undefined equitable relief. Reliant Resources has removed the two state court cases to the federal district court in San Francisco where all three cases are now pending.

     Following the filing of the Attorney General cases, seven additional class action cases were filed in state courts in Northern California. Each of these purports to represent the same class of California ratepayers, assert the same claims as asserted in the other California class action cases, and in some instances repeat as well the allegations in the Attorney General cases. All of these cases have been removed to federal district court in San Diego. Reliant Resources has not filed an answer in any of these cases. The plaintiffs have agreed to a stipulated order that would require the filing of a consolidated complaint by early March 2003 and the filing of the defendants' initial response to the complaint within 60 days after the consolidated complaint is filed. In all of these cases before the federal and state courts in California, the Reliant defendants have filed or intend to file motions to dismiss on grounds that the claims are barred by federal preemption and the filed rate doctrine.

     Long-Term Contract Class Action. In October 2002, a class action was filed in state court in Los Angeles against Reliant Energy and several subsidiaries of Reliant Resources. The complaint in this case repeats the allegations asserted in the California class actions as well as the Attorney General cases and also alleges misconduct related to long-term contracts purportedly entered into by the California Department of Water Resources. None of the Reliant entities, however, has a long-term contract with the Department of Water Resources. This case has been removed to federal district court in San Diego.

     Washington and Oregon Class Actions. In December 2002, a lawsuit was filed in Circuit Court of the State of Oregon for the County of Multnomah on behalf of a class of all Oregon purchasers of electricity and natural gas. Reliant Energy, Reliant Resources and several Reliant Resources subsidiaries are named as defendants, along with many other electricity generators and marketers. Like the other lawsuits filed in California, the plaintiffs claim the defendants manipulated wholesale power prices in violation of state and federal law. The plaintiffs seek injunctive relief and payment of damages based on alleged overcharges for electricity. Also in December 2002, a nearly identical lawsuit on behalf of consumers in the State of Washington was filed in federal district court in Seattle. Reliant Resources has removed the Oregon suit to federal district court in Portland. It is anticipated that before answering the lawsuits, the defendants will file motions to dismiss on the grounds that the claims are barred by federal preemption and by the filed rate doctrine.

     Bustamante Price Reporting Class Action. In November 2002, California Lieutenant Governor Cruz Bustamante filed a lawsuit in state court in Los Angeles on behalf of a class of purchasers of gas and power alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy to report and publish false and fraudulent natural gas prices with an intent to affect the market prices of natural gas and electricity in California. Reliant Energy, Reliant Resources and several Reliant Resources subsidiaries are named as defendants, along with other market participants and publishers of some of the price indices. The complaint seeks injunctive relief, compensatory and punitive damages, restitution of alleged overpayment, disgorgement of all profits and funds acquired by the alleged unlawful conduct, costs of suit and attorneys' fees. The parties have stipulated to a schedule that would require the defendants to respond to the complaint by March 31, 2003. The Reliant defendants intend to deny both their alleged violation of any laws and their alleged participation in any conspiracy.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of its former subsidiary, Reliant Resources.

     In June 2002, the SEC advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with its investigation of Reliant Resources' financial reporting, internal controls and related matters. The Company understands that the investigation is focused on Reliant Resources' same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price and certain structured transactions. These matters were previously the subject of an informal inquiry by the SEC. Reliant Resources and CenterPoint Energy are cooperating with the SEC staff.

     In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

     Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy have been consolidated in federal district court in Houston. Reliant Resources and certain of its executive officers are named as defendants. Reliant Energy is also named as a defendant in seven of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the May 2001 initial public offering of approximately 20% of the common stock of Reliant Resources (Reliant Resources Offering). One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The consolidated amended complaint seeks monetary relief purportedly on behalf of three classes: (1) purchasers of Reliant Energy common stock from February 3, 2000 to May 13, 2002; (2) purchasers of Reliant Resources common stock on the open market from May 1, 2001 to May 13, 2002; and
(3) purchasers of Reliant Resources common stock in the Reliant Resources Offering or purchasers of shares that are traceable to the Reliant Resources Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001.

     In February 2003, a lawsuit was filed by three individuals in federal district court in Chicago against CenterPoint Energy and certain former and current officers of Reliant Resources for alleged violations of federal securities laws. The plaintiffs in this lawsuit allege that the defendants violated federal securities laws by issuing false and misleading statements to the public, and that the defendants made false and misleading statements as part of an alleged scheme to inflate artificially trading volumes and revenues. In addition, the plaintiffs assert claims of fraudulent and negligent misrepresentation and violations of Illinois consumer law. The defendants expect to file a motion to transfer this lawsuit to the federal district court in Houston and to consolidate this lawsuit with the consolidated lawsuits described above.

     The Company believes that none of these lawsuits has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to any of the plaintiffs.

     In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Reliant Energy and its directors are named as defendants in all of the lawsuits. Two of the lawsuits have been dismissed without prejudice. The remaining lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaints seek

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

monetary damages for losses suffered by a putative class of plan participants whose accounts held Reliant Energy or Reliant Resources securities, as well as equitable relief in the form of restitution.

     In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of CenterPoint Energy. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused CenterPoint Energy to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off and the Reliant Resources Offering. The complaint seeks monetary damages on behalf of CenterPoint Energy as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. The defendants have filed a motion to dismiss this case on the ground that the plaintiff did not make an adequate demand on CenterPoint Energy before filing suit.

     A Special Litigation Committee appointed by CenterPoint Energy's Board of Directors is investigating similar allegations made in a June 28, 2002 demand letter sent on behalf of a CenterPoint Energy shareholder. The letter states that the shareholder and other shareholders are considering filing a derivative suit on behalf of CenterPoint Energy and demands that CenterPoint Energy take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. The Special Litigation Committee is reviewing the demands made by the shareholder to determine if these proposed actions are in the best interests of CenterPoint Energy.

     Reliant Energy Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. A jury trial of the original claimant cities (but not the class of cities) in the 269th Judicial District Court for Harris County, Texas, ended in April 2000 (the Three Cities case). Although the jury found for Reliant Energy on many issues, it found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. The trial court in the Three Cities case granted most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings reduced the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court granted Reliant Energy's motion to decertify the class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

     On February 27, 2003, the state court of appeals in Houston rendered an opinion reversing the judgment against CenterPoint Energy and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The judgment of the court of appeals is subject to motions for rehearing and an appeal to the Texas Supreme Court.

     The extent to which issues in the Three Cities case may affect the claims of the other cities served by Reliant Energy cannot be assessed until judgments are final and no longer subject to appeal. However, the court of appeals' ruling appears to be consistent with Texas Supreme Court opinions. The Company estimates the range of possible outcomes for recovery by the plaintiffs in the Three Cities case to be between $0 and $18 million inclusive of interest and attorneys' fees.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

(11) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents and short-term borrowings are estimated to be equivalent to carrying amounts and have been excluded from the table below.

                                                              DECEMBER 31, 2001
                                                              -----------------
                                                              CARRYING    FAIR
                                                               AMOUNT    VALUE
                                                              --------   ------
                                                                (IN MILLIONS)
Financial liabilities:
  Long-term debt (excluding capital leases).................   $3,361    $3,354
  Trust preferred securities................................      342       271

                                                              DECEMBER 31, 2002
                                                              -----------------
                                                              CARRYING    FAIR
                                                               AMOUNT    VALUE
                                                              --------   ------
                                                                (IN MILLIONS)
Financial liabilities:
  Long-term debt (excluding capital leases).................   $3,742    $3,828

(12) UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data is as follows:

                                                          YEAR ENDED DECEMBER 31, 2001
                                                      -------------------------------------
                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
                                                                  (IN MILLIONS)
Operating revenues..................................   $414      $565      $710      $411
Operating income....................................    158       260       334       111
Income from continuing operations...................     78       137       187        44
Income from discontinued operations, net of tax.....    184       179       168         4
Net income..........................................    262       316       355        47

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

                                                          YEAR ENDED DECEMBER 31, 2002
                                                      -------------------------------------
                                                       FIRST    SECOND     THIRD    FOURTH
                                                      QUARTER   QUARTER   QUARTER   QUARTER
                                                      -------   -------   -------   -------
                                                                  (IN MILLIONS)
Operating revenues..................................   $ 568     $528      $660      $466
Operating income....................................     254      275       399       168
Income from continuing operations...................     132      139       228        65
Extraordinary item, net of tax......................      --       --        --       (16)
Income (loss) from discontinued operations, net of
  tax...............................................    (100)      97       135        --
Net income..........................................      32      236       363        48

                          INDEPENDENT AUDITORS' REPORT

To the Member of CenterPoint Energy Houston Electric, LLC and subsidiaries:

     We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC (formerly Reliant Energy, Incorporated) and its subsidiaries (CenterPoint Houston) as of December 31, 2001 and 2002, and the related statements of consolidated income, consolidated comprehensive income, consolidated stockholder's and member's equity and consolidated cash flows for each of the three years in the period ended December 31, 2002. Our audits also included CenterPoint Houston's financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of CenterPoint Houston's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Houston at December 31, 2001 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 2 to the consolidated financial statements, CenterPoint Houston distributed its ownership interest in subsidiaries on August 31, 2002. The results of operations of these subsidiaries for periods prior to the distribution are included in discontinued operations in the accompanying consolidated financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
February 28, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

     The information called for by Item 10 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 11.  EXECUTIVE COMPENSATION

     The information called for by Item 11 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

     The information called for by Item 12 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information called for by Item 13 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

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

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a)(1) Financial Statements

Statements of Consolidated Income for the Three Years Ended
  December 31, 2002.........................................    32
Statements of Consolidated Comprehensive Income for the
  Three Years Ended December 31, 2002.......................    33
Consolidated Balance Sheets at December 31, 2001 and 2002...    34
Statements of Consolidated Cash Flows for the Three Years
  Ended December 31, 2002...................................    35
Statements of Consolidated Stockholder's and Member's Equity
  for the Three Years Ended December 31, 2002...............    36
Notes to Consolidated Financial Statements..................    37
Independent Auditors' Report................................    64

     (a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2002

Schedule II -- Reserves.....................................    67

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

          I, III, IV and V.

     (a)(3) Exhibits

          See Index of Exhibits on page 71.

     (b) Reports on Form 8-K

          On October 11, 2002, we filed a Current Report on Form 8-K dated October 11, 2002, to announce that CenterPoint Energy, Inc., our parent company, had negotiated new, one-year credit facilities totaling $4.7 billion to replace similar facilities that expired on October 10, 2002.

          On November 8, 2002, we filed a Current Report on Form 8-K dated November 8, 2002, to announce that CenterPoint Energy, Inc., had negotiated a new $1.31 billion senior secured credit facility at CenterPoint Energy Houston Electric, LLC.

           CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
       (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                            SCHEDULE II -- RESERVES
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2002

COLUMN A                                   COLUMN B           COLUMN C            COLUMN D      COLUMN E
--------                                  ----------   -----------------------   -----------   ----------
                                                              ADDITIONS
                                                       -----------------------
                                          BALANCE AT                CHARGED TO   DEDUCTIONS    BALANCE AT
                                          BEGINNING    CHARGED TO     OTHER         FROM         END OF
DESCRIPTION                               OF PERIOD      INCOME      ACCOUNTS    RESERVES(1)     PERIOD
-----------                               ----------   ----------   ----------   -----------   ----------
                                                              (THOUSANDS OF DOLLARS)
Year Ended December 31, 2002:
  Accumulated provisions:
     Uncollectible accounts
       receivable.......................   $13,000      $10,492        $ --        $18,766      $ 4,726
     Reserves for severance.............     1,155       11,403         (68)           943       11,547
Year Ended December 31, 2001:
  Accumulated provisions:
     Uncollectible accounts
       receivable.......................   $ 5,146      $13,000          --        $ 5,146      $13,000
     Reserves for severance.............     1,634        1,226          --          1,705        1,155
Year Ended December 31, 2000:
  Accumulated provisions:
     Uncollectible accounts
       receivable.......................   $   742      $ 5,147          --        $   743      $ 5,146
     Reserves for severance.............        80        1,645          --             91        1,634

---------------

(1) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 11th day of March, 2003.

                                          CENTERPOINT ENERGY HOUSTON ELECTRIC,
                                          LLC
                                                       (Registrant)

                                          By:    /s/ DAVID M. MCCLANAHAN
                                            ------------------------------------
                                                    David M. McClanahan
                                                         Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2003.

                       SIGNATURE                                              TITLE
                       ---------                                              -----




                /s/ DAVID M. MCCLANAHAN                               Chairman and Manager
--------------------------------------------------------          (Principal Executive Officer
                 (David M. McClanahan)                                  and Sole Manager)




                  /s/ GARY L. WHITLOCK                              Executive Vice President
--------------------------------------------------------           and Chief Financial Officer
                   (Gary L. Whitlock)                             (Principal Financial Officer)




                   /s/ JAMES S. BRIAN                                 Senior Vice President
--------------------------------------------------------          and Chief Accounting Officer
                    (James S. Brian)                             (Principal Accounting Officer)

                                 CERTIFICATIONS

I, David M. McClanahan, certify that:

     1. I have reviewed this annual report on Form 10-K of CenterPoint Energy Houston Electric, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

By     /s/ DAVID M. MCCLANAHAN
   -----------------------------------
           David M. McClanahan
   Chairman and Principal Executive
               Officer

                                 CERTIFICATIONS

I, Gary L. Whitlock, certify that:

     1. I have reviewed this annual report on Form 10-K of CenterPoint Energy Houston Electric, LLC;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

       c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

       a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

       b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 11, 2003

By       /s/ GARY L. WHITLOCK
   -----------------------------------
            Gary L. Whitlock
  Executive Vice President and Chief
          Financial Officer

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2002

                               INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                               SEC FILE OR
    EXHIBIT                                                                    REGISTRATION    EXHIBIT
    NUMBER             DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------            -----------           --------------------------------  ------------   ---------
    2(a)        Agreement and Plan of        Joint Proxy Statement/             333-69502      Annex A
                Merger among Reliant         Prospectus of REI contained in
                Energy, Incorporated         Registration Statement on Form
                ("REI"), CenterPoint         S-4
                Energy, Inc. ("CNP) and
                Reliant Energy MergerCo,
                Inc. dated as of October
                19, 2001

    3(a)        Articles of Conversion of    Form 8-K dated August 31, 2002        1-3187         3(a)
                REI                          filed with the SEC on September
                                             3, 2002

    3(b)        Articles of Organization     Form 8-K dated August 31, 2002        1-3187         3(b)
                of CenterPoint Energy        filed with the SEC on September
                Houston Electric, LLC        3, 2002
                ("CenterPoint Houston")

    3(c)        Limited Liability Company    Form 8-K dated August 31, 2002        1-3187         3(c)
                Regulations of CenterPoint   filed with the SEC on September
                Houston                      3, 2002

    4(a)        Fifth Supplemental           Form 8-K12B of CNP dated August      1-31447         4(d)
                Indenture dated as of        31, 2002 filed with the SEC on
                August 31, 2002, among       September 6, 2002
                CNP, REI and JPMorgan
                Chase Bank (supplementing
                the Collateral Trust
                Indenture dated as of
                September 1, 1988 pursuant
                to which REI's Series C
                Medium Term Notes were
                issued)

    4(b)        Supplemental Indenture No.   Form 8-K12B of CNP dated August      1-31447         4(e)
                2 dated as of August 31,     31, 2002 filed with the SEC on
                2002, among CNP, REI and     September 6, 2002
                JPMorgan Chase Bank
                (supplementing the
                Subordinated Indenture
                dated as of September 1,
                1999 under which REI's 2%
                Zero-Premium Exchangeable
                Subordinated Notes Due
                2029 were issued)

                                                                               SEC FILE OR
    EXHIBIT                                                                    REGISTRATION    EXHIBIT
    NUMBER             DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------            -----------           --------------------------------  ------------   ---------
    4(c)        Supplemental Indenture No.   Form 8-K12B of CNP dated August      1-31447         4(f)
                2 dated as of August 31,     31, 2002 filed with the SEC on
                2002, among CNP, REI and     September 6, 2002
                The Bank of New York
                (supplementing the Junior
                Subordinated Indenture
                dated as of February 15,
                1999 under which REI's
                Junior Subordinated
                Debentures related to REI
                Trust I's 7.20% trust
                originated preferred
                securities were issued)

    4(d)        Supplemental Indenture No.   Form 8-K12B of CNP dated August      1-31447         4(g)
                3 dated as of August 31,     31, 2002 filed with the SEC on
                2002 among CNP, REI and      September 6, 2002
                The Bank of New York
                (supplementing the Junior
                Subordinated Indenture
                dated as of February 1,
                1997 under which REI's
                Junior Subordinated
                Debentures related to
                8.125% trust preferred
                securities issued by HL&P
                Capital Trust I and 8.257%
                capital securities issued
                by HL&P Capital Trust II
                were issued)

    4(e)        Third Supplemental           Form 8-K12B of CNP dated August      1-31447         4(h)
                Indenture dated as of        31, 2002 filed with the SEC on
                August 31, 2002 among CNP,   September 6, 2002
                REI, Reliant Energy
                Resources Corp. ("RERC")
                and The Bank of New York
                (supplementing the
                Indenture dated as of June
                15, 1996 under which
                RERC's 6.25% Convertible
                Junior Subordinated
                Debentures were issued)

    4(f)        Second Supplemental          Form 8-K12B of CNP dated August      1-31447         4(i)
                Indenture dated as of        31, 2002 filed with the SEC on
                August 31, 2002 among CNP,   September 6, 2002
                REI, RERC and JPMorgan
                Chase Bank (supplementing
                the Indenture dated as of
                March 1, 1987 under which
                RERC's 6% Convertible
                Subordinated Debentures
                due 2012 were issued)

                                                                               SEC FILE OR
    EXHIBIT                                                                    REGISTRATION    EXHIBIT
    NUMBER             DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------            -----------           --------------------------------  ------------   ---------
    4(g)        Assignment and Assumption    Form 8-K12B of CNP dated August      1-31447         4(j)
                Agreement for the            31, 2002 filed with the SEC on
                Guarantee Agreements dated   September 6, 2002
                as of August 31, 2002
                between CNP and REI
                (relating to (i) the
                Guarantee Agreement dated
                as of February 4, 1997
                between REI and The Bank
                of New York providing for
                the guaranty of certain
                amounts relating to the
                8.125% trust preferred
                securities issued by Trust
                I and (ii) the Guarantee
                Agreement dated as of
                February 4, 1997 between
                REI and The Bank of New
                York providing for the
                guaranty of certain
                amounts relating to the
                8.257% capital securities
                issued by Trust II)

    4(h)        Assignment and Assumption    Form 8-K12B of CNP dated August      1-31447         4(k)
                Agreement for the            31, 2002 filed with the SEC on
                Guarantee Agreement dated    September 6, 2002
                as of August 31, 2002
                between CNP and REI
                (relating to the Guarantee
                Agreement dated as of
                February 26, 1999 between
                REI and The Bank of New
                York providing for the
                guaranty of certain
                amounts relating to the
                7.20% Trust Originated
                Preferred Securities
                issued by REI Trust I)

                                                                               SEC FILE OR
    EXHIBIT                                                                    REGISTRATION    EXHIBIT
    NUMBER             DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------            -----------           --------------------------------  ------------   ---------
    4(i)        Assignment and Assumption    Form 8-K12B of CNP dated August      1-31447         4(l)
                Agreement for the Expense    31, 2002 filed with the SEC on
                and Liability Agreements     September 6, 2002
                and the Trust Agreements
                dated as of August 31,
                2002 between CNP and REI
                (relating to the (i)
                Agreement as to Expenses
                and Liabilities dated as
                of June 4, 1997 between
                REI and Trust I, (ii)
                Agreement as to Expenses
                and Liabilities dated as
                of February 4, 1997
                between REI and Trust II,
                (iii) Trust I's Amended
                and Restated Trust
                Agreement dated February
                4, 1997 and (iv) Trust
                II's Amended and Restated
                Trust Agreement dated
                February 4, 1997)

    4(j)(1)     Mortgage and Deed of         HL&P's Form S-7 filed on August      2-59748         2(b)
                Trust, dated November 1,     25, 1977
                1944 between Houston
                Lighting and Power Company
                ("HL&P") and Chase Bank of
                Texas, National
                Association (formerly,
                South Texas Commercial
                National Bank of Houston),
                as Trustee, as amended and
                supplemented by 20
                Supplemental Indentures
                thereto

    4(j)2)      Twenty-First through         HL&P's Form 10-K for the year         1-3187      4(a)(2)
                Fiftieth Supplemental        ended December 31, 1989
                Indentures to Exhibit
                4(j)(1)

    4(j)(3)     Fifty-First Supplemental     HL&P's Form 10-Q for the quarter      1-3187         4(a)
                Indenture to Exhibit         ended June 30, 1991
                4(j)(1) dated as of March
                25, 1991

    4(j)(4)     Fifty-Second through         HL&P's Form 10-Q for the quarter      1-3187            4
                Fifty-Fifth Supplemental     ended March 31, 1992
                Indentures to Exhibit
                4(j)(1) each dated as of
                March 1, 1992

    4(j)(5)     Fifty-Sixth and              HL&P's Form 10-Q for the quarter      1-3187            4
                Fifty-Seventh Supplemental   ended September 30, 1992
                Indentures to Exhibit
                4(j)(1) each dated as of
                October 1, 1992

    4(j)(6)     Fifty-Eighth and             HL&P's Form 10-Q for the quarter      1-3187            4
                Fifty-Ninth Supplemental     ended March 31, 1993
                Indentures to Exhibit
                4(j)(1) each dated as of
                March 1, 1993

                                                                               SEC FILE OR
    EXHIBIT                                                                    REGISTRATION    EXHIBIT
    NUMBER             DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------            -----------           --------------------------------  ------------   ---------
    4(j)(7)     Sixtieth Supplemental        HL&P's Form 10-Q for the quarter      1-3187            4
                Indenture to Exhibit         ended June 30, 1993
                4(j)(1) dated as of July
                1, 1993

    4(j)(8)     Sixty-First through Sixty-   HL&P's Form 10-K for the year         1-3187      4(a)(8)
                Third Supplemental           ended December 31, 1993
                Indentures to Exhibit
                4(j)(1) each dated as of
                December 1, 1993

    4(j)(9)     Sixty-Fourth and             HL&P's Form 10-K for the year         1-3187      4(a)(9)
                Sixty-Fifth Supplemental     ended December 31, 1995
                Indentures to Exhibit
                4(j)(1) each dated as of
                July 1, 1995

    4(k)(1)     General Mortgage             Quarterly Report on Form 10-Q         1-3187      4(j)(1)
                Indenture, dated as of       for the quarterly period ended
                October 10, 2002, between    September 30, 2002
                CenterPoint Energy Houston
                Electric, LLC and JPMorgan
                Chase Bank, as Trustee

    4(k)(2)     First Supplemental           Quarterly Report on Form 10-Q         1-3187      4(j)(2)
                Indenture to Exhibit         for the quarterly period ended
                4(k)(1), dated as of         September 30, 2002
                October 10, 2002

    4(k)(3)     Second Supplemental          Quarterly Report on Form 10-Q         1-3187      4(j)(3)
                Indenture to Exhibit         for the quarterly period ended
                4(k)(1), dated as of         September 30, 2002
                October 10, 2002

    4(k)(4)     Third Supplemental           Quarterly Report on Form 10-Q         1-3187      4(j)(4)
                Indenture to Exhibit         for the quarterly period ended
                4(k)(1), dated as of         September 30, 2002
                October 10, 2002

    4(k)(5)     Fourth Supplemental          Quarterly Report on Form 10-Q         1-3187      4(j)(5)
                Indenture to Exhibit         for the quarterly period ended
                4(k)(1), dated as of         September 30, 2002
                October 10, 2002

    4(k)(6)     Fifth Supplemental           Quarterly Report on Form 10-Q         1-3187      4(j)(6)
                Indenture to Exhibit         for the quarterly period ended
                4(k)(1), dated as of         September 30, 2002
                October 10, 2002

    4(k)(7)     Sixth Supplemental           Quarterly Report on Form 10-Q         1-3187      4(j)(7)
                Indenture to Exhibit         for the quarterly period ended
                4(k)(1), dated as of         September 30, 2002
                October 10, 2002

    4(k)(8)     Seventh Supplemental         Quarterly Report on Form 10-Q         1-3187      4(j)(8)
                Indenture to Exhibit         for the quarterly period ended
                4(k)(1), dated as of         September 30, 2002
                October 10, 2002

    4(k)(9)     Eighth Supplemental          Quarterly Report on Form 10-Q         1-3187      4(j)(9)
                Indenture to Exhibit         for the quarterly period ended
                4(k)(1), dated as of         September 30, 2002
                October 10, 2002

                                                                               SEC FILE OR
    EXHIBIT                                                                    REGISTRATION    EXHIBIT
    NUMBER             DESCRIPTION           REPORT OR REGISTRATION STATEMENT     NUMBER      REFERENCE
    -------            -----------           --------------------------------  ------------   ---------
    +4(k)(10)   Ninth Supplemental
                Indenture to Exhibit
                4(k)(1), dated as of
                November 12, 2002
    +4(l)(1)    $1,310,000,000 Credit
                Agreement, dated as of
                November 12, 2002, among
                CenterPoint Houston and
                the banks named therein
    +4(l)(2)    Pledge Agreement, dated as
                of November 12, 2002
                executed in connection
                with Exhibit 4(l)(1)
    +12         Computation of Ratio of
                Earnings to Fixed Charges