Form 10-Q
period 2003-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2003-05-15
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                       OR

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ____________ TO _______________.


                              -------------------


                          Commission file number 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

             (Exact name of registrant as specified in its charter)

              TEXAS                                       22-3865106
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

         1111 LOUISIANA
       HOUSTON, TEXAS 77002                              (713) 207-1111
    (Address and zip code of                     (Registrant's telephone number,
    principal executive offices)                      including area code)


                              -------------------


CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No| |

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act) Yes | | No |X|

As of May 2, 2003, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements.................................................      1
              Statements of Consolidated Income
                 Three Months Ended March 31, 2002 and 2003 (unaudited)...............      1
              Consolidated Balance Sheets
                 December 31, 2002 and March 31, 2003 (unaudited).....................      2
              Statements of Consolidated Cash Flows
                 Three Months Ended March 31, 2002 and 2003 (unaudited)...............      4
              Notes to Unaudited Consolidated Financial Statements....................      5
         Item 2. Management's Narrative Analysis of the Results of Operations of
              CenterPoint Energy Houston Electric, LLC and Subsidiaries...............     17
         Item 4. Controls and Procedures..............................................     26
PART II. OTHER INFORMATION
         Item 1. Legal Proceedings....................................................     27
         Item 5. Other Information....................................................     27
         Item 6. Exhibits and Reports on Form 8-K.....................................     29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                          ----------------------
                                                             2002         2003
                                                          ---------    ---------
REVENUES ..............................................   $ 568,053    $ 447,403
                                                          ---------    ---------

EXPENSES:

   Purchased power ....................................      59,580           --
   Operation and maintenance ..........................     141,105      133,008
   Depreciation and amortization ......................      63,339       64,742
   Taxes other than income taxes ......................      50,456       44,052
                                                          ---------    ---------
       Total ..........................................     314,480      241,802
                                                          ---------    ---------
OPERATING INCOME ......................................     253,573      205,601
                                                          ---------    ---------

OTHER INCOME (EXPENSE):

   Interest expense and distribution on trust preferred
     securities .......................................     (60,097)     (92,230)
   Other, net .........................................       5,392        8,508
                                                          ---------    ---------
       Total ..........................................     (54,705)     (83,722)
                                                          ---------    ---------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .     198,868      121,879
   Income Tax Expense .................................      67,143       41,704
                                                          ---------    ---------
INCOME FROM CONTINUING OPERATIONS .....................     131,725       80,175
   Loss from Discontinued Operations, net of tax ......    (100,120)          --
                                                          ---------    ---------
NET INCOME ............................................   $  31,605    $  80,175
                                                          =========    =========

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS
                                                        DECEMBER 31,      MARCH 31,
                                                           2002              2003
                                                       -----------       -----------
CURRENT ASSETS:

   Cash and cash equivalents ....................      $    70,866       $    13,267
   Accounts and notes receivable, net ...........           99,304           110,090
   Accrued unbilled revenues ....................           70,385            61,376
   Materials and supplies .......................           59,941            58,033
   Taxes receivable .............................               --            63,953
   Other ........................................           11,839            11,120
                                                       -----------       -----------
      Total current assets ......................          312,335           317,839
                                                       -----------       -----------

PROPERTY, PLANT AND EQUIPMENT:

   Property, plant and equipment ................        5,959,843         5,980,213
   Less accumulated depreciation and amortization       (2,122,611)       (2,155,584)
                                                       -----------       -----------
      Property, plant and equipment, net ........        3,837,232         3,824,629
                                                       -----------       -----------

OTHER ASSETS:

   Other intangibles, net .......................           39,912            39,751
   Regulatory assets ............................        3,970,007         4,527,749
   Notes receivable-- affiliated companies ......          814,513           814,513
    Other .......................................           66,049            71,085
                                                       -----------       -----------
      Total other assets ........................        4,890,481         5,453,098
                                                       -----------       -----------

        TOTAL ASSETS ............................      $ 9,040,048       $ 9,595,566
                                                       ===========       ===========

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                     DECEMBER 31,     MARCH 31,
                                                        2002            2003
                                                     ----------      ----------
CURRENT LIABILITIES:

   Current portion of long-term debt ..........      $   18,758      $   26,398
   Accounts payable ...........................          32,362          22,470
   Accounts payable-- affiliated companies, net          43,662          21,243
   Notes payable-- affiliated companies, net ..         214,976         171,906
   Taxes accrued ..............................          44,208          33,606
   Interest accrued ...........................          78,355          60,769
   Regulatory liabilities .....................         168,173         171,742
   Other ......................................          57,513          46,071
                                                     ----------      ----------
      Total current liabilities ...............         658,007         554,205
                                                     ----------      ----------

OTHER LIABILITIES:

   Accumulated deferred income taxes, net .....       1,419,301       1,494,101
   Unamortized investment tax credits .........          53,581          52,408
   Benefit obligations ........................          61,671          60,752
   Regulatory liabilities .....................         940,615         901,451
   Notes payable-- affiliated companies .......         916,400         637,400
   Accounts payable-- affiliated companies ....              --         395,516
   Other ......................................          25,206          21,033
                                                     ----------      ----------
      Total other liabilities .................       3,416,774       3,562,661
                                                     ----------      ----------

LONG-TERM DEBT ................................       2,641,281       3,074,539
                                                     ----------      ----------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 9)

MEMBER'S EQUITY:

   Common stock ...............................               1               1
   Paid-in capital ............................       2,205,039       2,205,039
   Retained earnings ..........................         118,946         199,121
                                                     ----------      ----------
      Total member's equity ...................       2,323,986       2,404,161
                                                     ----------      ----------

        TOTAL LIABILITIES AND MEMBER'S EQUITY .      $9,040,048      $9,595,566
                                                     ==========      ==========

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                         THREE MONTHS ENDED MARCH 31,
                                                                                         ----------------------------
                                                                                              2002            2003
                                                                                           ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income .......................................................................      $  31,605       $  80,175
   Less: Loss from discontinued operations ..........................................       (100,120)             --
                                                                                           ---------       ---------
   Income from continuing operations ................................................        131,725          80,175
   Adjustments to reconcile income from continuing operations to net cash used in operating activities:
     Depreciation and amortization ..................................................         63,339          64,742
     Deferred income taxes ..........................................................         83,127          74,267
     Investment tax credits .........................................................         (1,172)         (1,173)
     Changes in other assets and liabilities:
       Accounts and notes receivable, net ...........................................       (269,676)         (1,777)
       Accounts receivable/payable, affiliates ......................................        (80,168)        (22,418)
       Inventory ....................................................................          4,549           1,908
       Accounts payable .............................................................         11,676          (9,892)
       Fuel cost over recovery ......................................................        138,819              --
       Interest and taxes accrued ...................................................        (58,599)        (92,141)
       Net regulatory assets and liabilities ........................................       (188,091)       (201,816)
       Other current assets .........................................................         (2,174)            718
       Other current liabilities ....................................................        (71,853)        (11,442)
       Other assets .................................................................         87,845          12,200
       Other liabilities ............................................................       (152,667)         (4,559)
                                                                                           ---------       ---------
         Net cash used in operating activities ......................................       (303,320)       (111,208)
                                                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, net ........................................................        (67,796)        (47,983)
                                                                                           ---------       ---------
         Net cash used in investing activities ......................................        (67,796)        (47,983)
                                                                                           ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in cash related to securitization financing .............................          2,958              --
   Proceeds from issuance of long-term debt .........................................             --         758,830
   Increase in short-term borrowing, net ............................................        236,178              --
   Increase (decrease) in notes with affiliates, net ................................         (6,402)        106,930
   Payments of long-term debt .......................................................           (283)       (318,649)
   Decrease in long-term notes payable with affiliates ..............................             --        (429,000)
   Debt issuance costs ..............................................................             --         (17,296)
   Payment of common stock dividend .................................................       (110,936)             --
   Other, net .......................................................................             --             777
                                                                                           ---------       ---------
       Net cash provided by financing activities ....................................        121,515         101,592
                                                                                           ---------       ---------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS ........................................        256,067              --
                                                                                           ---------       ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................................          6,466         (57,599)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ....................................          3,428          70,866
                                                                                           ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ..........................................      $   9,894       $  13,267
                                                                                           =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest .........................................................................      $  24,853       $  43,188
   Income taxes .....................................................................             --              --

            See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

      Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, together with its subsidiaries, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston (CenterPoint Houston Form 10-K) for the year ended December 31, 2002.

ORGANIZATIONAL STRUCTURE AND RESTRUCTURING

      CenterPoint Houston is a regulated utility engaged in the transmission and distribution of electric energy in a 5,000 square mile area located along the Texas Gulf Coast, including the City of Houston. CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.

      The Company's business includes:

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

      In a July 2002 order, the Securities and Exchange Commission (SEC) limited the aggregate amount of our external borrowings to $3.55 billion. Our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the order restricts our ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for those dividends. Under these restrictions, we are permitted to pay dividends in excess of our current or retained earnings in an amount up to $200 million.

BASIS OF PRESENTATION

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      The Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) fluctuations in demand for energy, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

      Notes 4 (Regulatory Matters), 3(e) (Regulatory Assets and Liabilities), 8(a) (Pension Plans) and 10 (Commitments and Contingencies) to the consolidated financial statements in the CenterPoint Houston Form 10-K (CenterPoint Houston 10-K Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

      For information regarding certain legal and regulatory proceedings, see
Note 9.

(2) DISCONTINUED OPERATIONS

      The Interim Financial Statements have been prepared to reflect the effect of the Restructuring as described above as it relates to CenterPoint Houston and have been prepared based upon Reliant Energy's historical consolidated financial statements.

      The Interim Financial Statements present the regulated and unregulated operations of Reliant Energy that were distributed to CenterPoint Energy in the restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Included in discontinued operations of CenterPoint Energy Houston are Reliant Energy's unregulated operations previously reported in the Wholesale Energy, European Energy and Retail Energy business segments. Also included in discontinued operations are the regulated businesses conveyed to CenterPoint Energy which have previously been reported in the Natural Gas Distribution and Pipelines and Gathering business segments as well as the Electric Generation business segment. Accordingly, the Interim Financial Statements of CenterPoint Houston reflect these operations as discontinued operations for the three months ended March 31, 2002.

      Total revenues included in discontinued operations were $2.9 billion for the three months ended March 31, 2002. Income from discontinued operations for the three months ended March 31, 2002 is reported net of income tax expense of $47 million. These amounts have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities" during the third quarter of 2002, as reported in Reliant Resources' Annual Report on Form 10-K/A, Amendment No. 1, filed with the SEC on April 30, 2003.

(3) NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2003, the Company adopted SFAS No. 143, "Accounting for Asset Retirement Obligations"

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

      The Company has not identified any asset retirement obligations; however, the Company has previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of March 31, 2003, these previously recognized removal costs of $254 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and is applying the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item in prior periods will be reclassified. No such reclassification was required for the three-month period ended March 31, 2002. The Company has reclassified the $25 million loss on debt extinguishment related to the fourth quarter of 2002 from extraordinary item to interest expense.

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

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

(4) REGULATORY MATTERS

(a) Excess Cost Over Market (ECOM) True-Up.

      Our affiliate, Texas Genco, sells, through auctions, entitlements to substantially all of its installed electric generation capacity, excluding reserves for planned and forced outages. From September 2001 to March 2003, it conducted auctions, as required by the Public Utility Commission of Texas (Texas Utility Commission) and by

CenterPoint Energy's Master Separation Agreement with Reliant Resources. Texas Genco will conduct the final auction mandated by the Texas Utility Commission for the purposes of the ECOM True-Up in July 2003.

      The capacity auctions continue to be consummated at market-based prices that are substantially below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. The Texas electric restructuring law provides for the recovery in a "true-up" proceeding in 2004 (2004 True-Up Proceeding) of any difference between market power prices and the earlier estimates of those market prices by the Texas Utility Commission, using the prices received in the auctions required by the Texas Utility Commission as the measure of market prices (ECOM True-Up). For the three months ended March 31, 2002 and 2003, CenterPoint Energy recorded approximately $141 million and $132 million, respectively, in non-cash revenue related to the cost recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. For additional information regarding the capacity auctions and the related true-up proceeding, please read Notes 3(e) and 4(a) to the CenterPoint Houston 10-K Notes, which are incorporated herein by reference.

(b) Regulatory Assets Contingency.

      As of March 31, 2003, in contemplation of the 2004 True-Up Proceeding, the Company has recorded a regulatory asset of $2.5 billion representing the estimated future recovery of previously incurred stranded costs. This amount includes $1.1 billion of previously recorded accelerated depreciation (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover CenterPoint Energy's investment in generation assets) and redirected depreciation of $841 million, both reversed in 2001. In addition, the Company has recorded a regulatory asset associated with CenterPoint Energy's distribution of approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to their shareholders on January 6, 2003 (Texas Genco distribution). As a result of the distribution of Texas Genco common stock, CenterPoint Energy recorded an impairment change of $396 million. That impairment was transferred to the Company as it represents stranded costs recoverable through the 2004 True-Up Proceeding. Offsetting this regulatory asset is a $932 million regulatory liability to refund the excess mitigation to ratepayers. This estimated recovery is based upon current projections of the market value of CenterPoint Energy's Texas generation assets to be covered by the 2004 True-up Proceeding calculations. The regulatory liability reflects a current refund obligation arising from prior mitigation of stranded costs deemed excessive by the Texas Utility Commission. The Company began refunding excess mitigation credits with the January 2002 bills. These credits are to be refunded over a seven-year period. Because GAAP requires the Company to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 True-Up Proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation related regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(c) Fuel Reconciliation Contingency.

      Texas Genco and the Company filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission on July 1, 2002. This final fuel reconciliation filing covers reconcilable fuel revenue, fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance at July 31, 1997 as approved in the Company's last fuel reconciliation. On March 3, 2003, a settlement agreement was filed under which certain items totaling $24 million would be written off during the fourth quarter of 2002 and items totaling $203 million would be carried forward for resolution by the Texas Utility Commission in late 2003 or early 2004.

(5) INTANGIBLES

      Amortization expense for the Company's specifically identifiable intangible assets was immaterial and is expected to be immaterial for the next five years.

(6) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                                  DECEMBER 31, 2002              MARCH 31, 2003
                                                                                  -----------------              --------------
                                                                              LONG-TERM     CURRENT(1)      LONG-TERM     CURRENT(1)
                                                                              ---------     ----------      ---------     ----------
        Long-term debt:
         First mortgage bonds 5.70% to 9.15% due 2013 to
           2033.........................................................      $     615       $    --       $   1,065       $    --
         Term loan, LIBOR plus 9.75%, due 2005(2).......................          1,310            --           1,310            --
         Series 2001-1 Transition Bonds 3.84% to 5.63%
           Due 2002 to 2013(3)..........................................            717            19             703            26
         Other..........................................................             (1)           --              (3)           --
                                                                              ---------       -------       ---------       -------
         Long-term debt to third parties................................          2,641            19           3,075            26
         Notes payable to affiliate 4.90% to 6.70%(4)...................            916           167             637            17
                                                                              ---------       -------       ---------       -------
           Total borrowings.............................................      $   3,557       $   186       $   3,712       $    43
                                                                              =========       =======       =========       =======

----------
(1)   Includes amounts due within one year of the date noted.

(2) LIBOR has a minimum rate of 3%. This collateralized term loan is secured by the Company's general mortgage bonds.

(3) The Series 2001-1 Transition Bonds were issued by one of the Company's subsidiaries, and are non-recourse to the Company. For further discussion of the securitization financing, see Note 4(a) of the CenterPoint Houston Form 10-K, which is incorporated herein by reference.

(4) Of the total $654 million notes payable to affiliate at March 31, 2003, $397 million has the same principal amounts and interest rates as the pollution control bond obligations of CenterPoint Energy that are secured by first mortgage bonds of CenterPoint Houston.

Money Pool Borrowings

      On March 31, 2003, the Company had borrowed approximately $155 million from its affiliates, which had a weighted average interest rate of 6.25%. The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act.

Long-Term Debt

       On March 18, 2003, the Company issued $762.3 million aggregate principal amount of general mortgage bonds composed of $450 million principal amount of 10-year bonds with an interest rate of 5.7% and $312.3 million principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to repay a $150 million note payable to CenterPoint Energy that matured on April 21, 2003, to redeem approximately $312 million aggregate principal amount of the Company's first mortgage bonds and to repay $279 million of a $537 million intercompany note payable to CenterPoint Energy.

      The following table shows future maturity dates of long-term debt issued by CenterPoint Houston and expected future maturity dates of the transition bonds issued by CenterPoint Energy Transition Company, LLC, a subsidiary of the Company (Bond Company) as of March 31, 2003. Amounts are expressed in thousands.

                                                      CENTERPOINT HOUSTON
                                                 ----------------------------                     TRANSITION
               YEAR                              THIRD-PARTY        AFFILIATE       SUB-TOTAL        BONDS            TOTAL
               ----                              -----------        ---------       ---------     ----------       -----------
               2003...........................    $       --        $   16,600      $   16,600     $ 12,357        $   28,957
               2004...........................            --                --              --       41,189            41,189
               2005...........................     1,310,000                --       1,310,000       46,806         1,356,806
               2006...........................            --                --              --       54,295            54,295
               2007...........................            --                --              --       59,912            59,912
               2008...........................            --                --              --       65,529            65,529
               2009...........................            --                --              --       73,018            73,018
               2010...........................            --                --              --       80,506            80,506
               2011...........................            --                --              --       87,995            87,995
               2012...........................            --            45,570          45,570       99,229           144,799
               2013...........................       450,000                --         450,000      108,590           558,590
               2015...........................            --           150,850         150,850           --           150,850
               2017...........................            --           127,385         127,385           --           127,385
               2021...........................       102,442                --         102,442           --           102,442
               2023...........................       200,000                --         200,000           --           200,000
               2027...........................            --            56,095          56,095           --            56,095
               2028...........................            --           257,500         257,500           --           257,500
               2033...........................       312,275                --         312,275           --           312,275
                                                  ----------        ----------      ----------     --------        ----------
               Total                              $2,374,717        $  654,000      $3,028,717     $729,426        $3,758,143
                                                  ==========        ==========      ==========     ========        ==========

      First mortgage bonds and general mortgage bonds in aggregate principal amounts of $302 million and $762 million, respectively, have been issued directly to third parties. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

      Other than the affiliate note due 2028 set forth in the above table, the amounts, maturities and interest rates of the intercompany debt payable to CenterPoint Energy of $397 million effectively match the amounts, maturities and interest rates of certain pollution control bond obligations of CenterPoint Energy that are secured by the Company's first mortgage bonds in the same amounts in the table below.

      The following table shows the maturity dates of the $924 million of first mortgage bonds and general mortgage bonds that the Company has issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected on the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in thousands.

           YEAR                           FIRST MORTGAGE BONDS        GENERAL MORTGAGE BONDS         TOTAL
           ----                           --------------------        ----------------------      ------------

           2003.....................            $ 16,600                     $     --             $    16,600
           2011.....................                  --                       19,200                  19,200
           2012.....................              45,570                           --                  45,570
           2015.....................             150,850                           --                 150,850
           2017.....................             127,385                           --                 127,385
           2018.....................                  --                       50,000                  50,000
           2019.....................                  --                      200,000                 200,000
           2020.....................                  --                       90,000                  90,000
           2026.....................                  --                      100,000                 100,000
           2027.....................              56,095                           --                  56,095
           2028.....................                  --                       68,000                  68,000
                                                --------                    ---------             -----------
           Total                                $396,500                    $ 527,200             $   923,700
                                                ========                    =========             ===========

      The aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $600 million based on estimates of the value of property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage. As a result of contractual limitations expiring in November 2005, the aggregate amount of first mortgage bonds and general mortgage bonds cannot currently be increased. As of March 31, 2003, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.3 billion as shown in the following table. Amounts are expressed in thousands.

                                                                  ISSUED AS         ISSUED AS COLLATERAL
                                     ISSUED DIRECTLY TO      COLLATERAL FOR THE       FOR CENTERPOINT
                                        THIRD PARTIES          COMPANY'S DEBT          ENERGY'S DEBT               TOTAL
                                     -------------------     ------------------     --------------------       -------------
First Mortgage Bonds                    $     302,442            $       --            $   396,500             $    698,942
General Mortgage Bonds                        762,275             1,310,000                527,200                2,599,475
                                        -------------            ----------            -----------             ------------
         Total                          $   1,064,717            $1,310,000            $   923,700             $  3,298,417
                                        =============            ==========            ===========             ============

      The Bond Company has $729 million aggregate principal amount of outstanding transition bonds. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law and a tariff issued by the Texas Utility Commission. The transition bonds are reported as CenterPoint Houston's long-term debt, although the holders of the transition bonds have no recourse to any of CenterPoint Houston's assets or revenues, and CenterPoint Houston's creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Bond Company. CenterPoint Houston has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between CenterPoint Houston and the Bond Company and in an intercreditor agreement among CenterPoint Houston, the Bond Company and other parties.

      Liens. The Company's assets are subject to liens securing approximately $699 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2001, 2002 and 2003 have been satisfied by certification of property additions. The replacement fund requirement satisfied in 2003 was approximately $354 million, and the sinking fund requirement satisfied in 2003 was approximately $8 million. The Company's assets are subject to liens securing approximately $2.6 billion of general mortgage bonds, which are junior to the liens of the first mortgage bonds.

(7) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income:

                                                                             FOR THE THREE MONTHS
                                                                               ENDED MARCH 31,
                                                                               ---------------
                                                                                2002     2003
                                                                                ----      ---
                                                                                (IN MILLIONS)
          Net income .....................................................      $ 32      $80
                                                                                ----      ---
          Other comprehensive income:
            Other comprehensive income from discontinued operations ......       174       --
             Additional minimum non-qualified pension liability adjustment         1       --
                                                                                ----      ---
          Other comprehensive income .....................................       175       --
                                                                                ----      ---
          Comprehensive income ...........................................      $207      $80
                                                                                ====      ===

(8) RELATED PARTY TRANSACTIONS

      From time to time, the Company has advanced money to, or borrowed money from, CenterPoint Energy or its subsidiaries. As of December 31, 2002, the Company had net short-term borrowings included in accounts payable-affiliated companies of $44 million and $215 million included in notes payable-affiliated companies. As of March 31, 2003, the Company had net short-term-borrowings of $21 million in accounts payable-affiliated companies, which included accounts payable of $45 million, partially offset by accounts receivable of $24 million. The Company had net short-term borrowings of $172 million in notes payable-affiliated companies as of March 31,

2003, which included net short-term notes payables of $155 million and $17 million current portion of long-term notes payable. The Company had a long-term note receivable from affiliate of $815 million, as of December 31, 2002 and March 31, 2003, as further discussed below. Long-term note payable to affiliate was $1.1 billion as of December 31, 2002 and $654 million as of March 31, 2003. For more information on the long-term note payable to affiliate see Note 6. The Company had net interest expense related to affiliate borrowings of $30 million and $18 million for the three months ended March 31, 2002 and March 31, 2003, respectively. As of March 31, 2003, the Company had $396 million in long-term accounts payable-affiliated companies, which related to the Texas Genco distribution. For more information on the long-term accounts payable to affiliate see Note 4(b).

      Prior to August 31, 2002, the Company had $737 million invested in a money fund through which the Company and certain of its affiliates could borrow and/or invest on a short-term basis. At the time of the Restructuring, the Company converted a money fund investment into a $750 million note receivable from CenterPoint Energy payable on demand and bearing interest at the prime rate, leaving $13 million borrowed from the money fund. Since August 31, 2002, the Company has been a participant in the CenterPoint Energy money pool. The $750 million note receivable is included in long-term notes receivable from affiliate in the Consolidated Balance Sheets because CenterPoint Energy does not plan to repay the note within the next twelve months.

      For the three months ended March 31, 2002, revenues, excluding transition charges, derived from energy delivery charges provided by the Company to subsidiaries of Reliant Resources, Inc. (Reliant Resources), a former affiliate, totaled $117 million.

      Although the former retail sales business is no longer conducted by the Company, retail customers remained regulated customers of the Company through the date of their first meter reading in January 2002. During this transition period, the Company purchased $60 million of power from Texas Genco as of March 31, 2002.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $11 million and $32 million for the three months ended March 31, 2002 and 2003, respectively, and are included primarily in operation and maintenance expenses.

(9) LEGAL PROCEEDINGS

(a) Legal Matters

      The Company's predecessor, Reliant Energy, and certain of its former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, CenterPoint Energy and its subsidiaries, including the Company, are entitled to be indemnified by Reliant Resources for any losses arising out of the lawsuits described under "California Class Actions and Attorney General Cases," "Long-Term Contract Class Action," "Washington and Oregon Class Actions," "Bustamante Price Reporting Class Action," "Gas Trading Class Action" and "Trading and Marketing Activities," including attorneys' fees and other costs. Pursuant to the indemnification obligation, Reliant Resources is defending CenterPoint Energy and its subsidiaries, including the Company, to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

      California Class Actions and Attorney General Cases. Reliant Energy, Reliant Resources, Reliant Energy Power Generation, Inc. (REPG) and several other subsidiaries of Reliant Resources, as well as two former officers and one present officer of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. While the plaintiffs allege various violations by the defendants of antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that the defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. The first six of these suits originally were filed in state courts in San Diego, San Francisco and Los Angeles Counties. The suits in San Diego and Los

Angeles Counties were consolidated and removed to the federal district court in San Diego, but on December 13, 2002, that court remanded the suits to the state courts. Prior to the remand, Reliant Energy was voluntarily dismissed from two of the suits. Several parties, including the Reliant defendants, have appealed the judge's remand decision. The United States court of appeals has entered a briefing schedule that could result in oral arguments by the summer of 2003 and stayed the remand order pending that appeal.

      In March and April 2002, the California Attorney General filed three complaints, two in state court in San Francisco and one in the federal district court in San Francisco, against Reliant Energy, Reliant Resources, Reliant Energy Services and other subsidiaries of Reliant Resources alleging, among other matters, violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California independent systems operator, charging unjust and unreasonable prices for electricity, in violation of antitrust laws in connection with the acquisition in 1998 of electric generating facilities located in California. The complaints variously seek restitution and disgorgement of alleged unlawful profits for sales of electricity, civil penalties and fines, injunctive relief against unfair competition, divestment of Reliant Resources' generation capacity and undefined equitable relief. Reliant Resources removed the two state court cases to the federal district court in San Francisco. In August 2002, the district court dismissed the two cases originally filed in state court and also dismissed the damages claims asserted in the antitrust case. The Attorney General has appealed the dismissal of these cases to the court of appeals.

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

      In all of these cases pending before the federal and state courts in California, the Reliant defendants have filed or intend to file motions to dismiss on grounds that the claims are barred by federal preemption and the filed rate doctrine.

      Long-Term Contract Class Action. In October 2002, a class action was filed in state court in Los Angeles against Reliant Energy and several subsidiaries of Reliant Resources. The complaint in this case repeats the allegations asserted in the California class actions as well as the Attorney General cases and also alleges misconduct related to long-term contracts purportedly entered into by the California Department of Water Resources. None of the Reliant entities, however, has a long-term contract with the Department of Water Resources. This case has been removed to federal district court in San Diego. The Reliant defendants intend to file motions to dismiss on grounds that the claims are barred by federal preemption and the filed rate doctrine.

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

      Gas Trading Class Action. CenterPoint Energy, Reliant Resources and Reliant Energy have been named as defendants in a lawsuit filed in April 2003 in state court in Los Angeles County, California on behalf of a class of purchasers of natural gas alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy with Enron Corp. to manipulate the California natural gas markets in 2000 and 2001. The complaint is based on certain conclusions in a report by the staff of the Federal Energy Regulatory Commission (FERC) that has not been subject to procedures designed to allow parties to either discover or test the basis for the conclusions. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, restitution, costs of suit and attorneys' fees. The complaint alleges that there was "well over one billion dollars in excess charges to California consumers during the 2000 through 2001 time period." The plaintiffs are seeking a trebling of any damages award. While Reliant Resources has not yet filed an answer, CenterPoint Energy understands that Reliant Resources intends to deny both the alleged violation of any laws and the participation in a conspiracy with Enron. Further, neither CenterPoint Energy nor any of its current subsidiaries has ever engaged in gas trading in California

      Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of its former subsidiary, Reliant Resources.

      In June 2002, the SEC advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with its investigation of Reliant Resources' financial reporting, internal controls and related matters. The Company understands that the investigation is focused on Reliant Resources' same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price and certain structured transactions. These matters were previously the subject of an informal inquiry by the SEC. Reliant Resources and CenterPoint Energy are cooperating with the SEC staff. On May 12, 2003, the SEC advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with this investigation. Reliant Energy, through the Company as its successor, has entered into a settlement with the SEC that concludes this investigation. Under the settlement, Reliant Resources and Reliant Energy consented to the entry of an administrative cease-and-desist order with respect to future violations of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, without admitting or denying the SEC's findings that violations of these laws had occurred. The SEC did not assess monetary penalties or fines against Reliant Energy, CenterPoint Energy or any of its subsidiaries including the Company.

      In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

      Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy have been consolidated in federal district court in Houston. Reliant Resources and certain of its former and current executive officers are named as defendants. Reliant Energy is also named as a defendant in seven of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the May 2001 initial public offering of approximately 20% of the common stock of Reliant Resources (Reliant Resources Offering). One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The consolidated amended complaint seeks monetary relief purportedly on behalf of three classes: (1) purchasers of Reliant Energy common stock from February 3, 2000 to May 13, 2002; (2) purchasers of Reliant Resources common stock on the open market from May 1, 2001 to May 13, 2002; and (3) purchasers of Reliant Resources common stock in the Reliant Resources Offering or purchasers of shares that are traceable to the Reliant Resources Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001.

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

      In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of CenterPoint Energy. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused CenterPoint Energy to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off of Reliant Resources and the Reliant Resources Offering. The complaint seeks monetary damages on behalf of CenterPoint Energy as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. On March 13, 2003, the court dismissed this case on the ground that the plaintiff did not make an adequate demand on CenterPoint Energy before filing suit. On March 26, 2003, the plaintiff sent another demand asserting the same claims.

      CenterPoint Energy's board of directors is investigating that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a CenterPoint Energy shareholder. The latter letter states that the shareholder and other shareholders are considering filing a derivative suit on behalf of CenterPoint Energy and demands that CenterPoint Energy take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. The Board is reviewing the demands made by the shareholders to determine if these proposed actions are in the best interests of CenterPoint Energy.

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

      On February 27, 2003, the state court of appeals in Houston rendered an opinion reversing the judgment against CenterPoint Energy and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The judgment of the court of appeals is subject to an appeal to the Texas Supreme Court.

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

(b) "Price to Beat" Clawback Component.

      In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The true-up provides for a clawback of "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by a non-affiliated retail electric provider by January 1, 2004. Pursuant to the Texas electric restructuring law and the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources is obligated to pay CenterPoint Houston for the clawback component of the true-up. The clawback may not exceed $150 times the number of customers served by the affiliated retail electric provider in the transmission and distribution utility's service territory, less the number of customers served by the affiliated retail electric provider outside the transmission and distribution utility's service territory, on January 1, 2004.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

      The following narrative analysis should be read in combination with CenterPoint Energy Houston Electric, LLC's Interim Financial Statements and notes contained in this Form 10-Q.

      Effective August 31, 2002, Reliant Energy, Incorporated (Reliant Energy) consummated a restructuring transaction (the Restructuring) in which it, among other things, (1) conveyed its Texas electric generation assets to an affiliated company, Texas Genco Holdings, Inc. (Texas Genco), (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, Inc. (CenterPoint Energy), (3) was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC (CenterPoint Houston or the Company), and (4) distributed the capital stock of its operating subsidiaries, including Texas Genco, to CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock. Pursuant to the provisions of certain of its existing debt agreements applicable when the properties or assets of Reliant Energy were transferred to another entity substantially as an entirety, CenterPoint Energy expressly assumed certain debt and other obligations of Reliant Energy, and Reliant Energy was released as the primary obligor on such debt. For additional information on the Restructuring, see Note 1 to the Interim Financial Statements.

      We operate Reliant Energy's electric transmission and distribution business, which continues to be subject to cost-of-service rate regulation and is responsible for the delivery of electricity sold to retail customers through retail electric providers in the 5,000 square mile service area of Houston, Texas and surrounding metropolitan areas as well as the transmission of bulk power into and out of the Houston area.


      Contemporaneous with the Restructuring, CenterPoint Energy registered and became subject, with its subsidiaries, to regulation as a registered holding company system under the Public Utility Holding Company Act of 1935 (1935 Act). The 1935 Act directs the SEC to regulate, among other things, transactions among affiliates, sales or acquisitions of assets, issuance of securities, distributions and permitted lines of business.

      The Interim Financial Statements have been prepared to reflect the effect of the Restructuring as described above as it relates to CenterPoint Houston, and have been prepared based upon Reliant Energy's historical consolidated financial statements.

      The Interim Financial Statements present the former subsidiaries of Reliant Energy that were distributed to CenterPoint Energy in the Restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the Interim Financial Statements of CenterPoint Houston reflect these operations as discontinued operations for the three months ended March 31, 2002.

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in CenterPoint Houston's our results of operations between the three months ended March 31, 2003 and the three months ended March 31, 2002. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2002 (CenterPoint Houston Form 10-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

      Our results of operations are affected by, among other things, seasonal fluctuations and other changes in the demand for electricity, the actions of various governmental authorities having jurisdiction over the rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read "Business -- Risk Factors" in Item 1 of the CenterPoint Houston Form 10-K and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CenterPoint Houston Form 10-K, each of which is incorporated herein by reference.

      The following table sets forth our consolidated results of operations for the three months ended March 31, 2002 and 2003, followed by a discussion of our consolidated results of operations based on earnings from continuing operations before interest expense, distribution on trust preferred securities and income taxes (EBIT). EBIT, as defined, is shown because it is a financial measure we use to evaluate the performance of our business segments and we believe it is a measure of financial performance that may be used as a means to analyze and compare companies on the basis of operating performance. We expect that some analysts and investors will want to review EBIT when evaluating our company. EBIT is not defined under accounting principles generally accepted in the United States of America (GAAP), should not be considered in isolation or as a substitute for a measure of performance prepared in accordance with GAAP and is not indicative of operating income from operations as determined under GAAP. Additionally, our computation of EBIT may not be comparable to other similarly titled measures computed by other companies, because all companies do not calculate it in the same fashion. We consider operating income to be a comparable measure under GAAP. We believe the difference between operating income and EBIT on both a consolidated and business segment basis is not material. We have provided a reconciliation of consolidated operating income to EBIT and EBIT to net income below.

                                                                   THREE MONTHS ENDED MARCH 31,
                                                                   ----------------------------
                                                                       2002           2003
                                                                     --------       --------
                                                                          (IN MILLIONS)
Operating Revenues:
  Electric revenues ...........................................      $    427       $    316
  ECOM true-up ................................................           141            132
                                                                     --------       --------
   Total Operating Revenues ...................................           568            448
                                                                     --------       --------
Operating Expenses:
  Purchased power .............................................            60             --
  Operation and maintenance ...................................           141            133
  Depreciation and amortization ...............................            63             65
  Taxes other than income .....................................            50             44
                                                                     --------       --------
   Total Operating Expenses ...................................           314            242
                                                                     --------       --------
Operating Income ..............................................           254            206
Other Income, net .............................................             5              8
                                                                     --------       --------
Earnings Before Interest and Taxes ............................           259            214
Interest Expense and Distribution on Trust Preferred Securities           (60)           (92)
                                                                     --------       --------
Income from Continuing Operations Before Income Taxes .........           199            122
Income Tax Expense ............................................           (67)           (42)
                                                                     --------       --------
Income from Continuing Operations .............................           132             80
Loss from Discontinued Operations, net of tax .................          (100)            --
                                                                     --------       --------
Net Income ....................................................      $     32       $     80
                                                                     ========       ========

Throughput Data (GWh(1)):
   Residential ................................................         4,473          4,558
   Commercial .................................................         3,975          4,008
   Industrial .................................................         6,338          6,186
   Other ......................................................            42             36
                                                                     --------       --------
   Total Throughput ...........................................        14,828         14,788
                                                                     ========       ========

----------
(1)   Gigawatt hours

THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002

      We reported EBIT of $214 million for the three months ended March 31, 2003, consisting of $82 million for the regulated electric transmission & distribution utility and non-cash EBIT of $132 million associated with generation-related regulatory assets, or Excess Cost Over Market (ECOM), as described below. For the three months ended

March 31, 2002, EBIT was $259 million, consisting of $104 million for the regulated electric transmission & distribution utility, non-cash EBIT of $141 million associated with ECOM, and $14 million related to the transition to the deregulated electric market. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of the regulated utility through the date of their first meter reading in 2002. The purchased power costs of $60 million for the three months ended March 31, 2002 relate to operation of the regulated utility during this transition period.

      Our business, excluding ECOM and transition related-EBIT, continues to benefit from solid customer growth. Reduced revenues from industrial customers ($9 million) and higher employee benefit and insurance costs ($8 million) more than offset increased revenues from the addition of over 50,000 metered customers since March 2002 ($8 million).

      Under the Texas electric restructuring law, a regulated utility may recover, in its 2004 stranded cost true-up proceeding, any difference between market prices received through the state mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. During 2002 and 2003, this difference, referred to as ECOM, produces non-cash EBIT and is recorded as a regulatory asset. The reduction in ECOM of $9 million from 2002 to 2003 resulted from an increase in capacity auction prices at Texas Genco.

      In the electric transmission & distribution business, throughput remained level during the three months ended March 31, 2003 as compared to the same period in 2002.

      Operation and maintenance expense decreased $8 million for the three months ended March 31, 2003 as compared to the same period in 2002. The decrease was primarily due to a reduction in bad debt expense of $17 million related to the reduction in transition period (bundled) revenues ($14 million) and the termination of a factoring program ($3 million). This decrease in bad debt expense was partially offset by increased employee benefit expenses primarily due to increased pension costs ($5 million) and increased insurance expenses ($3 million).

      Depreciation and amortization expense increased $2 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to increases in plant in service ($4 million) partially offset by decreased amortization on securitized assets ($2 million).

      Taxes other than income taxes decreased $6 million for the three months ended March 31, 2003 as compared to the same period in 2002 primarily due to gross receipts tax associated with transition period revenue in the first quarter of 2002.

      Other income, net increased $3 million for the three months ended March 31, 2003, compared to the same period in 2002. The increase was primarily due to interest income partially offset by decreased interest on under recovery of fuel.

      CenterPoint Houston's effective tax rate for the three months ended March 31, 2002 and 2003 was 33.8% and 34.2%, respectively.

                                    LIQUIDITY

      Long-Term Debt.

      On March 18, 2003, we issued $762.3 million aggregate principal amount of general mortgage bonds composed of $450 million principal amount of 10-year bonds with an interest rate of 5.7% and $312.3 million principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to repay a $150 million note payable to CenterPoint Energy that matured on April 21, 2003, to redeem approximately $312.3 million aggregate principal amount of the Company's first mortgage bonds and to repay $279 million of a $537 million intercompany note payable to CenterPoint Energy. Proceeds from the note repayment were ultimately used to repay borrowings under CenterPoint Energy's $3.85 billion credit facility, which is discussed below, and to permanently reduce the term loan component of the credit facility by $50 million.

      The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of March 31, 2003. Amounts are expressed in thousands.

                                                     CENTERPOINT HOUSTON
                                                 -----------------------------                     TRANSITION
               YEAR                              THIRD-PARTY         AFFILIATE       SUB-TOTAL        BONDS           TOTAL
               ----                              -----------         ---------       ---------        -----           -----
               2003...........................     $      --         $  16,600       $  16,600      $12,357         $  28,957
               2004...........................            --                --              --       41,189            41,189
               2005...........................    $1,310,000                --       1,310,000       46,806         1,356,806
               2006...........................            --                --              --       54,295            54,295
               2007...........................            --                --              --       59,912            59,912
               2008...........................            --                --              --       65,529            65,529
               2009...........................            --                --              --       73,018            73,018
               2010...........................            --                --              --       80,506            80,506
               2011...........................            --                --              --       87,995            87,995
               2012...........................            --            45,570          45,570       99,229           144,799
               2013...........................       450,000                --         450,000      108,590           558,590
               2015...........................            --           150,850         150,850           --           150,850
               2017...........................            --           127,385         127,385           --           127,385
               2021...........................       102,442                --         102,442           --           102,442
               2023...........................       200,000                --         200,000           --           200,000
               2027...........................            --            56,095          56,095           --            56,095
               2028...........................            --           257,500         257,500           --           257,500
               2033...........................       312,275                           312,275           --           312,275
                                                  ----------         ---------      ----------     --------        ----------
               Total                              $2,374,717         $ 654,000      $3,028,717     $729,426        $3,758,143
                                                  ==========         =========      ==========     ========        ==========

      First mortgage bonds and general mortgage bonds in aggregate principal amounts of $302 million and $762 million, respectively, have been issued directly to third parties. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

      We have outstanding approximately $654 million aggregate principal amount of affiliate notes, which represent borrowings from our parent.

      On February 28, 2003, CenterPoint Energy amended its existing $3.85 billion bank facility. The amendment provides that proceeds from capital stock or indebtedness issued or incurred by us must be applied (subject to a $200 million basket for CenterPoint Energy Resources Corp. (CERC) and its subsidiaries and another $250 million basket for borrowings by us and CenterPoint Energy's other subsidiaries and other limited exceptions) to repay bank loans and reduce the bank facility. Cash proceeds from issuances of indebtedness to refinance indebtedness existing on October 10, 2002 are not subject to this limitation.

      We have outstanding approximately $699 million aggregate principal amount of first mortgage bonds and approximately $2.6 billion aggregate principal amount of general mortgage bonds, of which approximately $924 million combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy. The lien of the general mortgage indenture is junior to that of the Mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $600 million based on estimates of the value of property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage. As a result of contractual limitations expiring in November 2005, the aggregate amount of first mortgage bonds and general mortgage bonds cannot currently be increased.

      The following table shows the maturity dates of the $924 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected on the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in thousands.

                      YEAR                       FIRST MORTGAGE BONDS        GENERAL MORTGAGE BONDS          TOTAL
                      ----                       --------------------        ----------------------          -----
                    2003.....................           $  16,600                    $      --            $  16,600
                    2011.....................                  --                       19,200               19,200
                    2012.....................              45,570                           --               45,570
                    2015.....................             150,850                           --              150,850
                    2017.....................             127,385                           --              127,385
                    2018.....................                  --                       50,000               50,000
                    2019.....................                  --                      200,000              200,000
                    2020.....................                  --                       90,000               90,000
                    2026.....................                  --                      100,000              100,000
                    2027.....................              56,095                           --               56,095
                    2028.....................                  --                       68,000               68,000
                                                        ---------                   ----------            ---------
                    Total                               $ 396,500                   $  527,200            $ 923,700
                                                        =========                   ==========            =========

      As of March 31, 2003, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.3 billion as shown in the following table. Amounts are expressed in thousands.

                                                                  ISSUED AS         ISSUED AS COLLATERAL
                                      ISSUED DIRECTLY TO     COLLATERAL FOR THE       FOR CENTERPOINT
                                         THIRD PARTIES         COMPANY'S DEBT          ENERGY'S DEBT                TOTAL
                                         -------------         --------------          -------------                -----
      First Mortgage Bonds                 $  302,442            $       --               $396,500               $  698,942
      General Mortgage Bonds                  762,275             1,310,000                527,200                2,599,475
                                           ----------            ----------               --------               ----------
               Total                       $1,064,717            $1,310,000               $923,700               $3,298,417
                                           ==========            ==========               ========               ==========

      The Bond Company has $729 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law and a tariff issued by the Texas Utility Commission. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the Bond Company and in an intercreditor agreement among us, the Bond Company and other parties.

      Bank Facilities. As of March 31, 2003, we had no bank facilities available to meet our short-term liquidity needs.

      In February 2003, we obtained a $75 million revolving credit facility that terminated on March 21, 2003, following our March 2003 issuance of general mortgage bonds, which is discussed above. No borrowings were made under this facility.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act. At March 31, 2003, we had borrowings of $155 million from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

      Capital Requirements. We anticipate capital expenditures of up to $1.5 billion in the years 2003 through 2007, including $48 million expended during the three months ended March 31, 2003. We anticipate capital expenditures to be approximately $210 million and $300 million in for the remainder of 2003 and 2004, respectively.

      Contractual Obligations. Excluding long-term debt discussed above, our contractual obligations to make future payments consist of operating leases of $5 million each in the years 2003 through 2005 and $6 million each in the years 2006 and 2007. For a discussion of operating leases, please read Note 10(a) to the CenterPoint Houston 10-K.

      Refunds to Our Customers. An order issued by the Texas Utility Commission on October 3, 2001 established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that we had overmitigated our stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (an amount equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, we are required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. Per the October 3, 2001 order, we recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation. We began refunding excess mitigation credits with the January 2002 unbundled bills, to be refunded over a seven- year period. The annual refund of excess earnings is approximately $237 million. Under the Texas electric restructuring law, a final settlement of these stranded costs will occur in 2004.

      Cash Requirements in 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the last nine months of 2003 include the following:

      -     approximately $210 million of capital expenditures;

      - an estimated $185 million which we are obligated to return to customers as a result of the Texas Utility Commission's finding of over-mitigation of stranded costs;

      -     dividend payments to CenterPoint Energy; and

      -     $17 million of maturing long-term debt to affiliate.

      We expect to fund cash requirements with cash from operations, liquidations of short-term investments, short-term borrowings and to the extent permitted by our bank facility, proceeds from debt offerings. We believe that our current liquidity, along with anticipated cash flows from operations and proceeds from possible debt issuances will be sufficient to meet our cash needs. However, disruptions in our ability to access the capital markets on a timely basis could adversely affect our liquidity. Limits on our ability to issue secured debt, as described in this report, may adversely affect our ability to issue debt securities. In addition, the cost of our recent secured debt issuances has been very high. A similar cost with regard to additional issuances could significantly impact our debt service.

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

      The amount of any debt issuance, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by the market's perception of our creditworthiness, market conditions and factors affecting our industry. Proceeds from the issuance of debt are expected to be used to refinance existing debt, to finance capital expenditures and to permit the payment of dividends.

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

      Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior secured debt:

                                                  MOODY'S                   S&P                     FITCH
                                            ---------------------    --------------------    -------------------
                       SECURITY             RATING     OUTLOOK(1)    RATING    OUTLOOK(2)    RATING   OUTLOOK(3)
              --------------------------    ------     ----------    ------    ----------    ------   ----------
              First Mortgage Bonds......    Baa2       Stable        BBB       Stable        BBB+     Stable
              General Mortgage Bonds....    Baa2       Stable        BBB       Stable        BBB      Stable
              Debt secured by General
                Mortgage Bonds..........    Baa2       Stable        BBB       Stable        BBB      Stable

----------

(1) A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2) A "stable" outlook from S&P indicates that the rating is not likely to change over the intermediate to longer term.

(3) A "stable" outlook from Fitch indicates the direction a rating is likely to move over a one-to two-year period.

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

      Pension Plan. As discussed in Note 8(a) in the CenterPoint Houston 10-K, which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $26 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Pension expense for the three months ended March 31, 2003 was $6 million. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

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

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of "stranded costs" and other "regulatory assets" resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets reflected in our Consolidated Balance Sheets aggregated $4.0 billion and $4.5 billion as of December 31, 2002 and March 31, 2003, respectively. Additionally, regulatory liabilities reflected in our Consolidated Balance Sheets aggregated $1.1 billion at both December 31, 2002 and March 31, 2003. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.5 billion of recoverable electric generation plant mitigation assets (stranded costs) and $829 million of ECOM true-up. The stranded costs are comprised of $1.1 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation as well as $396 million associated with CenterPoint Energy's distribution of approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to their shareholders on January 6, 2003. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination, which will occur in 2004 and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of all or a portion of these regulatory assets. Regulatory assets related to ECOM true-up represent the regulatory assets associated with costs incurred as a result of mandated capacity auctions conducted beginning in 2002 by Texas Genco being consummated at market-based prices that have been substantially below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. Any significant changes in our estimate of our regulatory asset associated with ECOM true-up could have a significant effect on our financial condition and results of operations. Additionally, any significant changes in our estimated stranded costs or ECOM true-up recovery could significantly affect our liquidity subsequent to the final true-up proceedings conducted by the Texas Utility Commission which are expected to conclude in late 2004.

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $3.8 billion or 42% of our total assets as of March 31, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. During 2003, no such indicators of impairment existed. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

UNBILLED REVENUES

      Revenues related to the sale and/or delivery of electricity are generally recorded when electricity is delivered to customers. However, the determination of deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of electricity delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 and March 31, 2003 were $70 million and $61 million, respectively.

                          NEW ACCOUNTING PRONOUNCEMENTS

      Effective January 1, 2003, we adopted SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the fair value of an asset retirement obligation to be recognized as a liability is incurred and capitalized as part of the cost of the related tangible long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Retirement obligations associated with long-lived assets included within the scope of SFAS No. 143 are those for which a legal obligation exists under enacted laws, statutes and written or oral contracts, including obligations arising under the doctrine of promissory estoppel.

      We have not identified any asset retirement obligations; however, we have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of March 31, 2003, these previously recognized removal costs of $254 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively as it relates to lease accounting and will apply the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item in prior periods will be reclassified. No such reclassification was required for the three-month period ended March 31, 2002. We have reclassified the $25 million loss on debt extinguishment related to the fourth quarter of 2002 from extraordinary item to interest expense.

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

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability will be applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect our consolidated financial statements.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      For a description of certain legal and regulatory proceedings affecting us, please review Note 9 to our Interim Financial Statements, Item 3 of the CenterPoint Houston Form 10-K and Note 10(b) to the CenterPoint Houston 10-K Notes, all of which are incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

      Forward-Looking Statements. From time to time, we make statements concerning our expectations, beliefs, plans, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Actual results may differ materially from those expressed or implied by these statements. You can generally identify the forward-looking statements by the words "anticipate," "believe," "continue," "could," "estimate," "expect," "forecast," "goal," "intend," "may," "objective," "plan," "potential," "predict," "projection," "should," or other similar words.

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

      -     significant changes in accounting policies;

      - acts of terrorism or war, including any direct or indirect effect on our business resulting from terrorist attacks such as occurred on September 11, 2001 or any similar incidents or responses to those incidents;

      -     the availability and price of insurance;

      - the outcome of the pending securities lawsuits against Reliant Energy and Reliant Resources;

      - the outcome of the SEC investigation relating to the treatment in our consolidated financial statements of certain activities of Reliant Resources;

      - the ability of Reliant Resources to satisfy its indemnity obligations to us;

      - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in our service territory, including the systems owned and operated by the independent system operator of the market served by the independent system operator in the market served by the Electric Reliability Council of Texas, Inc.;

      - political, legal, regulatory and economic conditions and developments in the United States; and

      - other factors we discuss in the CenterPoint Houston Form 10-K, including those outlined in Item 1 under "Risk Factors."

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

                                                     Report or Registration     SEC File or
Exhibit Number              Description              Statement                  Registration Number       Exhibit References
--------------------------  ----------------------   ---------------------      ---------------------     -------------------
3.1                         Articles of Conversion   Form 8-K dated August      1-3187                    3(a)
                            of REI                   31, 2002 filed with
                                                     the SEC on September
                                                     3, 2002

3.2                         Articles of              Form 8-K dated August      1-3187                    3(b)
                            Organization of          31, 2002 filed with
                            CenterPoint Energy       the SEC on September
                            Houston Electric, LLC    3, 2002

3.3                         Limited Liability        Form 8-K dated August      1-3187                    3(c)
                            Company Regulations of   31, 2002 filed with
                            CenterPoint Energy       the SEC on September
                            Houston Electric, LLC    3, 2002

4.1                         Tenth Supplemental       CenterPoint                1-31447                   4.1
                            Indenture to Exhibit     Houston's
                            4(e)(1), dated as of     Form 8-K dated March
                            March 18, 2003           13, 2003

4.2                         Officer's Certificate    CenterPoint Houston's      1-31447                   4.2
                            dated March 18, 2003     Form 8-K dated March
                            setting forth the        13, 2003
                            form, terms and
                            provisions of the
                            Tenth Series and
                            Eleventh Series of
                            general mortgage bonds

+99.1                       Section 906
                            Certification of David
                            M. McClanahan

+99.2                       Section 906
                            Certification of Gary
                            L. Whitlock

+99.3                       Items incorporated by
                            reference from the
                            CenterPoint Houston
                            Form 10-K.  Item 1
                            "Business--Risk
                            Factors," Item 3
                            "Legal Proceedings"
                            and Item 7
                            "Management's
                            Narrative Analysis of
                            Results of Operations
                            --Certain Factors
                            Affecting Future
                            Earnings" and Notes 3(e)
                            (Regulatory Assets and
                            Liabilities), 4
                            (Regulatory Matters),
                            8(a) (Pension Plans)
                            and 10 (Commitments
                            and Contingencies).

(b)   Reports on Form 8-K.

On March 27, 2003, we filed a Current Report on Form 8-K dated March 13, 2003, announcing the pricing and closing of $762.275 million of general mortgage bonds in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC


                                      By: /s/ James S. Brian
                                      -------------------------
                                          James S. Brian
                                      Senior Vice President and
                                      Chief Accounting Officer

Date:  May 14, 2003

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

Date:  May 14, 2003


By  /s/ David M. McClanahan
    ------------------------------------------------
        David M. McClanahan
        Chairman and Principal Executive Officer

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

Date:  May 14, 2003


By /s/ Gary L. Whitlock
   ---------------------------------------------------------
       Gary L. Whitlock
       Executive Vice President and Chief Financial Officer

                                 EXHIBIT INDEX

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                     Report or Registration     SEC File or
Exhibit Number              Description              Statement                  Registration Number       Exhibit References
--------------------------  ----------------------   ---------------------      ---------------------     -------------------
3.1                         Articles of Conversion   Form 8-K dated August      1-3187                    3(a)
                            of REI                   31, 2002 filed with
                                                     the SEC on September
                                                     3, 2002

3.2                         Articles of              Form 8-K dated August      1-3187                    3(b)
                            Organization of          31, 2002 filed with
                            CenterPoint Energy       the SEC on September
                            Houston Electric, LLC    3, 2002

3.3                         Limited Liability        Form 8-K dated August      1-3187                    3(c)
                            Company Regulations of   31, 2002 filed with
                            CenterPoint Energy       the SEC on September
                            Houston Electric, LLC    3, 2002

4.1                         Tenth Supplemental       CenterPoint Houston's      1-31447                   4.1
                            Indenture to Exhibit     Form 8-K dated March
                            4(e)(1), dated as of     13, 2003
                            March 18, 2003

4.2                         Officer's Certificate    CenterPoint Houston's      1-31447                   4.2
                            dated March 18, 2003     Form 8-K dated March
                            setting forth the        13, 2003
                            form, terms and
                            provisions of the
                            Tenth Series and
                            Eleventh Series of
                            general mortgage bonds

+99.1                       Section 906
                            Certification of David
                            M. McClanahan

+99.2                       Section 906
                            Certification of Gary
                            L. Whitlock

+99.3                       Items incorporated by
                            reference from the
                            CenterPoint Houston
                            Form 10-K.  Item 1
                            "Business--Risk
                            Factors," Item 3
                            "Legal Proceedings"
                            and Item 7
                            "Management's
                            Narrative Analysis of
                            Results of Operations
                            --Certain Factors
                            Affecting Future
                            Earnings" and Notes 3(e)
                            (Regulatory Assets and
                            Liabilities), 4
                            (Regulatory Matters),
                            8(a) (Pension Plans)
                            and 10 (Commitments
                            and Contingencies).