Form 10-Q
period 2003-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2003-08-14
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

                                 (713) 207-1111
              (Registrant's telephone number, including area code)

                         ------------------------------

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes [ ] No [X]

As of August 4, 2003, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

                  Item 1. Financial Statements.........................................................  1
                      Statements of Consolidated Income
                         Three and Six Months Ended June 30, 2002 and 2003 (unaudited).................  1
                      Consolidated Balance Sheets
                         December 31, 2002 and June 30, 2003 (unaudited)...............................  2
                      Statements of Consolidated Cash Flows
                         Six Months Ended June 30, 2002 and 2003 (unaudited)...........................  4
                      Notes to Unaudited Consolidated Financial Statements.............................  5
                  Item 2. Management's Narrative Analysis of the Results of Operations of
                      CenterPoint Energy Houston Electric, LLC and Subsidiaries.......................  19
                  Item 4. Controls and Procedures.....................................................  30

PART II. OTHER INFORMATION
                  Item 1. Legal Proceedings...........................................................  31
                  Item 5. Other Information...........................................................  31
                  Item 6. Exhibits and Reports on Form 8-K............................................  37

           CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

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

         The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

         - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation and restructuring of the electric utility industry, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act), changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

              -   recovery of stranded costs;

              -   allowed rates of return;

              -   rate structures;

              -   recovery of investments; and

              -   operation and construction of facilities;

         - non-payment for our services due to financial distress of our customers, including our largest customer, Reliant Resources, Inc. (Reliant Resources);

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

         - the outcome of the pending lawsuits against Reliant Energy, Incorporated and Reliant Resources;

         - the ability of Reliant Resources to satisfy its indemnity obligations to us;

         - the reliability of the systems, procedures and other infrastructure necessary to operate the retail electric business in our service territory, including the systems owned and operated by the independent system operator in the market served by the Electric Reliability Council of Texas, Inc.;

         - political, legal, regulatory and economic conditions and developments in the United States; and

         - other factors we discuss in this report, including those outlined in Item 5 of Part II under "Risk Factors."

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
                                   (UNAUDITED)

                                                         THREE MONTHS ENDED              SIX MONTHS ENDED
                                                               JUNE 30,                      JUNE 30,
                                                     ---------------------------   ---------------------------
                                                         2002           2003           2002           2003
                                                     ------------   ------------   ------------   ------------
REVENUES..........................................   $    528,349   $    481,772   $  1,096,402   $    929,175
                                                     ------------   ------------   ------------   ------------
EXPENSES:
  Purchased power.................................         (3,648)            --         55,932             --
  Operation and maintenance.......................        129,487        125,596        270,592        258,604
  Depreciation and amortization...................         66,241         68,107        129,580        132,849
  Taxes other than income taxes...................         61,465         53,435        111,921         97,487
                                                     ------------   ------------   ------------   ------------
      Total.......................................        253,545        247,138        568,025        488,940
                                                     ------------   ------------   ------------   ------------
OPERATING INCOME..................................        274,804        234,634        528,377        440,235
                                                     ------------   ------------   ------------   ------------

OTHER INCOME (EXPENSE):
  Interest expense and distribution on trust
      preferred securities........................        (67,569)       (90,313)      (127,666)      (182,543)
  Other, net......................................          2,177          8,517          7,569         17,025
                                                     ------------   ------------   ------------   ------------
      Total.......................................        (65,392)       (81,796)      (120,097)      (165,518)
                                                     ------------   ------------   ------------   ------------

INCOME FROM CONTINUING OPERATIONS BEFORE
  INCOME TAXES....................................        209,412        152,838        408,280        274,717
  Income Tax Expense..............................         70,997         53,455        138,140         95,159
                                                     ------------   ------------   ------------   ------------
INCOME FROM CONTINUING OPERATIONS.................        138,415         99,383        270,140        179,558
  Income (loss) from Discontinued Operations, net
      of tax......................................         97,230             --         (2,890)            --
                                                     ------------   ------------   ------------   ------------
NET INCOME .......................................   $    235,645   $     99,383   $    267,250   $    179,558
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
                                   (UNAUDITED)

                                     ASSETS

                                                     DECEMBER 31,     JUNE 30,
                                                         2002           2003
                                                     ------------   ------------
CURRENT ASSETS:
   Cash and cash equivalents.......................  $     70,866   $     27,588
   Accounts and notes receivable, net..............        99,304        126,624
   Accrued unbilled revenues.......................        70,385         85,046
   Materials and supplies..........................        59,941         57,222
   Taxes receivable................................        40,997         73,730
   Other...........................................        11,838          7,692
                                                     ------------   ------------
     Total current assets..........................       353,331        377,902
                                                     ------------   ------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment...................     5,959,843      6,016,187
   Less accumulated depreciation and amortization..    (2,122,611)    (2,194,737)
                                                     ------------   ------------
     Property, plant and equipment, net............     3,837,232      3,821,450
                                                     ------------   ------------
OTHER ASSETS:
   Other intangibles, net..........................        39,912         39,590
   Regulatory assets...............................     3,970,007      4,507,973
   Notes receivable -- affiliated companies........       814,513        814,513
   Other...........................................        66,049         91,648
                                                     ------------   ------------
     Total other assets............................     4,890,481      5,453,724
                                                     ------------   ------------

       TOTAL ASSETS................................  $  9,081,044   $  9,653,076
                                                     ------------   ------------

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
             (A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                        DECEMBER 31,     JUNE 30,
                                                            2002           2003
                                                        ------------   ------------
CURRENT LIABILITIES:
   Current portion of long-term debt.................   $     18,758   $     26,398
   Accounts payable..................................         32,362         21,152
   Accounts payable -- affiliated companies, net.....         43,662         26,804
   Notes payable -- affiliated companies, net........        214,976        207,320
   Taxes accrued.....................................         85,205         45,209
   Interest accrued..................................         78,355         86,213
   Regulatory liabilities............................        168,173        176,127
   Other.............................................         57,731         61,503
                                                        ------------   ------------
     Total current liabilities.......................        699,222        650,726
                                                        ------------   ------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net............      1,419,301      1,559,090
   Unamortized investment tax credits................         53,581         51,236
   Benefit obligations...............................         61,671         61,710
   Regulatory liabilities............................        940,615        706,588
   Notes payable -- affiliated companies.............        916,400        637,400
   Accounts payable -- affiliated companies..........             --        395,516
   Other.............................................         24,987         12,342
                                                        ------------   ------------
     Total other liabilities.........................      3,416,555      3,423,882
                                                        ------------   ------------

LONG-TERM DEBT.......................................      2,641,281      3,074,924
                                                        ------------   ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 8)

MEMBER'S EQUITY:
   Common stock......................................              1              1
   Paid-in capital...................................      2,205,039      2,205,039
   Retained earnings.................................        118,946        298,504
                                                        ------------   ------------
     Total member's equity...........................      2,323,986      2,503,544
                                                        ------------   ------------

       TOTAL LIABILITIES AND MEMBER'S EQUITY.........   $  9,081,044   $  9,653,076
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
                                   (UNAUDITED)

                                                                             SIX MONTHS ENDED JUNE 30,
                                                                             --------------------------
                                                                                 2002          2003
                                                                             ------------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................   $    267,250   $   179,558
  Add: Loss from discontinued operations..................................          2,890            --
                                                                             ------------   -----------
  Income from continuing operations.......................................        270,140       179,558
  Adjustments to reconcile income from continuing operations to net cash used in operating activities:
    Depreciation and amortization.........................................        129,580       132,849
    Deferred income taxes.................................................        163,634       138,672
    Investment tax credits................................................         (2,345)       (2,345)
    Changes in other assets and liabilities:
      Accounts and notes receivable, net..................................       (264,943)      (41,981)
      Accounts receivable/payable, affiliates.............................        (59,790)      (16,857)
      Taxes receivable....................................................         52,755       (32,733)
      Inventory...........................................................          6,542         2,719
      Accounts payable....................................................        (20,435)      (11,210)
      Fuel cost over recovery.............................................        134,146            --
      Interest and taxes accrued..........................................        (52,353)      (32,138)
      Net regulatory assets and liabilities...............................       (371,431)     (360,973)
      Other current assets................................................          1,594         5,583
      Other current liabilities...........................................        (60,267)        3,771
      Other assets........................................................         92,059       (17,653)
      Other liabilities...................................................       (120,758)      (11,490)
    Other, net............................................................             --           753
                                                                             ------------   -----------
        Net cash used in operating activities.............................       (101,872)      (63,475)
                                                                             ------------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, net...............................................       (142,932)     (104,703)
  Decrease (increase) in restricted cash..................................          2,961        (1,437)
  Other, net..............................................................         (6,985)         (885)
                                                                             ------------   -----------
        Net cash used in investing activities.............................       (146,956)     (107,025)
                                                                             ------------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt................................             --       958,500
  Increase in short-term borrowing, net...................................        236,178            --
  Increase (decrease) in notes with affiliates, net.......................       (224,494)      142,344
  Payments of long-term debt..............................................           (283)     (518,649)
  Decrease in long-term notes payable with affiliates.....................             --      (429,000)
  Debt issuance costs.....................................................             --       (26,705)
  Payment of common stock dividend........................................       (222,538)           --
  Other, net..............................................................            (22)          732
                                                                             ------------   -----------
      Net cash provided by (used in) financing activities.................       (211,159)      127,222
                                                                             ------------   -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS..............................        475,250            --
                                                                             ------------   -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................         15,263       (43,278)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................          3,428        70,866
                                                                             ------------   -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................   $     18,691   $    27,588
                                                                             ============   ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest................................................................   $     43,982   $    53,430
  Income taxes............................................................             --            --

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)      BACKGROUND AND BASIS OF PRESENTATION

         Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, together with its subsidiaries, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Company has filed a Current Report on Form 8-K dated May 15, 2003 (May 15 Form 8-K). The May 15 Form 8-K gives effect to certain reclassifications that have been made to the Company's historical financial statements as presented in the Annual Report on Form 10-K of CenterPoint Houston (CenterPoint Houston Form 10-K) for the year ended December 31, 2002. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the May 15 Form 8-K, including the exhibits thereto, and the Quarterly Report on Form 10-Q of CenterPoint Houston for the quarter ended March 31, 2003 (First Quarter 10-Q).

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

         CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

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

         Notes 4 (Regulatory Matters), 3(e) (Regulatory Assets and Liabilities), 8(a) (Pension Plans) and 10 (Commitments and Contingencies) to the consolidated financial statements in Exhibit 99.2 to the May 15 Form 8-K (CenterPoint Houston 8-K Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

         For information regarding certain legal and regulatory proceedings, see
Note 8.

(2)      DISCONTINUED OPERATIONS

         The Interim Financial Statements have been prepared to reflect the effect of the Restructuring as described above as it relates to CenterPoint Houston and have been prepared based upon Reliant Energy's historical consolidated financial statements.

         The Interim Financial Statements present the regulated and unregulated operations of Reliant Energy that were distributed to CenterPoint Energy in the restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Included in discontinued operations of CenterPoint Houston are Reliant Resources, Inc.'s (Reliant Resources) unregulated operations previously reported in the Wholesale Energy, European Energy and Retail Energy business segments of Reliant Energy. Also included in discontinued operations are the regulated businesses conveyed to CenterPoint Energy which have previously been reported in the Natural Gas Distribution and Pipelines and Gathering business segments as well as the Electric Generation business segment. Accordingly, the Interim Financial Statements of CenterPoint Houston reflect these operations as discontinued operations.

         Total revenues included in discontinued operations for the three and six months ended June 30, 2002 were $3.0 billion and $5.9 billion, respectively. Income from discontinued operations for the three and six months ended June 30, 2002 is reported net of income tax expense of $71 million and $118 million, respectively. These amounts have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities."

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

         The Company has not identified any asset retirement obligations; however, the Company has previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of June 30, 2003, these previously recognized removal costs of $254 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required for the six-month period ended June 30, 2002. The Company has reclassified the $25 million loss on debt extinguishment related to the fourth quarter of 2002 from extraordinary item to interest expense.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective for new, acquired, or newly modified forward contracts on July 1, 2003. The Company does not believe the adoption of SFAS No. 149 will have a material effect on the Company's financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle with no restatement of prior period information permitted. The Company is currently assessing the impact that this statement will have on its consolidated financial statements.

(4)      REGULATORY MATTERS

(a)      Excess Cost Over Market (ECOM) True-Up.

         Our affiliate, Texas Genco, sells, through auctions, entitlements to substantially all of its installed electric generation capacity, excluding reserves for planned and forced outages. From September 2001, Texas Genco conducted auctions, as required by the Public Utility Commission of Texas (Texas Utility Commission) and by CenterPoint Energy's master separation agreement with Reliant Resources.

         The capacity auctions continue to be consummated at market-based prices that are substantially below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. The Texas electric restructuring law allows recovery, in a "true-up" proceeding in 2004 (2004 True-Up Proceeding), of the difference between the prices for power sold in state mandated auctions and earlier estimates of market power prices by the Texas Utility Commission. This calculation (the ECOM Calculation) calculates the difference between (1) an imputed margin that reflects the actual market power prices received in the state mandated auctions, actual fuel expense and generation, and (2) the margin included in the Texas Utility Commission's estimates of power prices, fuel expense and generation in the ECOM model developed by the Texas Utility Commission (the ECOM Margin). The difference is the ECOM True-Up amount.

         The ECOM model from which the ECOM Margin is derived provides only annual estimates of power prices, fuel expense and generation. Accordingly, the Company must form its own quarterly allocation estimates during 2002-2003 for the purpose of determining ECOM True-Up revenue.

         Beginning January 1, 2002, the Company allocated the ECOM Margin in the Company's ECOM Calculation based on annual estimated forecasts of power prices, fuel expense and generation. In the second quarter of 2003, the Company began using a cumulative methodology for allocating ECOM Margin. This methodology uses revenue amounts based on the actual state mandated auction price results and actual generation for historical periods, as well as forecasted amounts for the balance of 2003, rather than forecasted amounts for the two-year period allocated on an annual basis. Changes in estimates that affect the allocation of ECOM Margin will have an effect on the amount of ECOM True-Up revenue recorded in a specific period, but will not affect the total amount of ECOM True-Up revenue recorded during the two-year period ending December 31, 2003.

         In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the three months ended June 30, 2002 and 2003, CenterPoint Energy recorded approximately $170 million and $101 million, respectively, in non-cash revenue related to the right to subsequent cost recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the six months ended June 30, 2002 and 2003, CenterPoint Energy recorded approximately $311 million and $233 million, respectively, in non-cash revenue related to the right to subsequent cost recovery of the difference between the market power prices and the Texas Utility Commission's earlier estimates. For additional information regarding the capacity auctions and the related true-up proceeding, please read Notes 3(e) and 4(a) to the CenterPoint Houston 8-K Notes, which are incorporated herein by reference.

(b)      Regulatory Assets Contingency.

         As of June 30, 2003, in contemplation of the 2004 True-Up Proceeding, the Company has recorded a regulatory asset of $2.5 billion representing the estimated future recovery of previously incurred costs. This estimated recovery is based upon current projections of the market value of the Company's Texas generation assets to be covered by the 2004 True-Up Proceeding calculations. This estimated recovery amount includes:

         -    $1.1 billion of previously recorded accelerated depreciation
              (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover the Company's investment in generation assets);

         -    $841 million of redirected depreciation; and

         -    $396 million related to the Texas Genco distribution.

         Offsetting this regulatory asset is an $880 million regulatory liability relating to an order issued by the Texas Utility Commission in 2001 to refund amounts relating to prior mitigation of anticipated stranded costs. The Texas Utility Commission ruled that those amounts should be refunded based on its conclusion that those amounts would result in an over-mitigation of stranded costs unless they were refunded. The Company began refunding those amounts (excess mitigation credits) with January 2002 bills and is scheduled to continue to refund those credits over a seven-year period.

         Because GAAP requires the Company to estimate fair market values in advance of the final reconciliation, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs in the 2004 True-Up Proceeding are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. If events were to occur that made the recovery of some of the remaining generation-related regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

         On June 26, 2003, the Company filed a petition with the Texas Utility Commission seeking to cease refunding excess mitigation credits on the ground that continuation of that refund in light of current projections of stranded costs only increases the amount of stranded costs that the Company will seek to recover in the 2004 True-Up Proceeding. The excess mitigation credits amount to approximately $19 million per month. This proceeding is currently pending before the Texas Utility Commission.

(c)      Fuel Reconciliation Contingency.

         Texas Genco and the Company filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission on July 1, 2002. This final fuel reconciliation filing covers reconcilable fuel revenue, fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance at July 31, 1997 as approved in the Company's last fuel reconciliation. On March 3, 2003, a settlement agreement was filed under which certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million will be carried forward for resolution by the Texas Utility Commission in late 2003 or early 2004. A hearing is scheduled to begin in September 2003.

(d)      2004 True-Up Proceeding.

         Under the Texas electric restructuring law, the Texas Utility Commission is required to conduct true-up proceedings for each investor-owned utility whose generation assets were "unbundled" from its transmission and distribution assets in order to quantify and reconcile the amount of stranded costs, ECOM True-Up, unreconciled fuel costs, "price to beat" clawback component (See Note 8(b)) and other regulatory assets associated with electric generation operations (true-up costs). On June 18, 2003, the Texas Utility Commission ruled that the Company's filing for recovery of its true-up costs will be made on March 31, 2004. The Company had requested, and the Texas Utility Commission had initially proposed, a filing date of January 12, 2004. The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility.

         Any delay in the final order date will result in a delay in the securitization of the Company's stranded costs and the start of recovery of certain carrying costs through non-bypassable charges to the Company's customers.

         In addition, the delay in the Company's filing for recovery of its true-up costs means that the calculation of the market value per share of the Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination might be more or less than the purchase price per share calculated under the option held by Reliant Resources to purchase CenterPoint Energy's 81% ownership interest in Texas Genco. Under the option, the purchase price will be based on market prices during the 120 trading days ending on January 9, 2004, but under the filing schedule prescribed by the Texas Utility Commission, the value of that ownership interest for the stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004. If Reliant Resources exercises its option at a lower price than the market value used by the Texas Utility Commission, the Company would be unable to recover the difference.

         We expect that upon completion of the 2004 True-Up Proceeding, the Company will seek to securitize its stranded costs, any regulatory assets not previously securitized by the October 2001 issuance of transition bonds and, to the extent permitted by the Texas Utility Commission, the balance of the other true-up components. Under the Texas electric restructuring law, the Company is entitled to recover any portion of the true-up balance not securitized by transition bonds through a non-bypassable competition transition charge assessed to its customers.

(5)      LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                DECEMBER  31, 2002          JUNE 30, 2003
                                                              ----------------------   ----------------------
                                                              LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                                              ---------   ----------   ---------   ----------
                                                                               (IN MILLIONS)
Long-term debt:
  Mortgage bonds 5.60% to 9.15% due 2013 to
     2033................................................     $     615   $       --   $   1,065   $      --
  Term loan, LIBOR plus 9.75%, due 2005(2)...............         1,310           --       1,310          --
  Series 2001-1 Transition Bonds 3.84% to 5.63%
     due 2002 to 2013(3).................................           717           19         703          26
  Other..................................................            (1)          --          (3)         --
                                                              ---------   ----------   ---------   ---------
  Long-term debt to third parties........................         2,641           19       3,075          26
  Notes payable to affiliate 4.90% to 6.70%(4)...........           916          167         637          17
Short-term borrowings from affiliates....................            --           48          --         190
                                                              ---------   ----------   ---------   ---------
     Total borrowings....................................     $   3,557   $      234   $   3,712   $     233
                                                              =========   ==========   =========   =========

--------------

(1)      Includes amounts due within one year of the date noted.

(2) Under the term loan, the LIBOR rate is subject to a floor of 3%. This collateralized term loan is secured by the Company's general mortgage bonds.

(3) The Series 2001-1 Transition Bonds were issued by one of the Company's subsidiaries, and are non-recourse to the Company. For further discussion of the securitization financing, see Note 4(a) of the CenterPoint Houston 8-K Notes.

(4) Of the total $654 million notes payable to affiliate at June 30, 2003, $397 million has the same principal amounts and interest rates as pollution control bond obligations of CenterPoint Energy that are secured by first mortgage bonds of the Company.

Money Pool Borrowings

         On June 30, 2003, the Company had borrowed approximately $190 million from its affiliates, which had a weighted average interest rate of 6.14%. The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. We are authorized to borrow up to a limit of $600 million from the money pool. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding company systems under the 1935 Act.

Long-Term Debt

         On March 18, 2003, the Company issued $762.3 million aggregate principal amount of general mortgage bonds composed of $450 million aggregate principal amount of 10-year bonds with an interest rate of 5.7% and $312.3 million aggregate principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to redeem approximately $312.3 million aggregate principal amount of the Company's first mortgage bonds and to repay $429 million of intercompany notes payable to CenterPoint Energy. Proceeds from the note repayment were ultimately used by CenterPoint Energy to repay $150 million aggregate principal amount of medium-term notes maturing on April 21, 2003 and to repay borrowings under its credit facility.

         On May 23, 2003, the Company issued $200 million aggregate principal amount of 20-year general mortgage bonds with an interest rate of 5.6%. Proceeds were used to redeem, on July 1, 2003, $200 million aggregate principal amount of the Company's 7.5% first mortgage bonds due 2023 at 103.51% of their principal amount. Funds for the redemption were deposited in trust on May 23, 2003, and the first mortgage bonds were legally extinguished.

         The following table shows future maturity dates of long-term debt issued by CenterPoint Houston and expected future maturity dates of the transition bonds issued by CenterPoint Energy Transition Bond Company, LLC, a subsidiary of the Company (Bond Company) as of June 30, 2003. Amounts are expressed in thousands.

                                 CENTERPOINT HOUSTON
                                 -------------------                  TRANSITION
            YEAR              THIRD-PARTY    AFFILIATE    SUB-TOTAL      BONDS        TOTAL
            ----             ------------   -----------   ----------   ---------   -----------
2003.......................  $         --   $    16,600   $   16,600   $  12,357   $    28,957
2004.......................            --            --           --      41,189        41,189
2005.......................     1,310,000            --    1,310,000      46,806     1,356,806
2006.......................            --            --           --      54,295        54,295
2007.......................            --            --           --      59,912        59,912
2008.......................            --            --           --      65,529        65,529
2009.......................            --            --           --      73,018        73,018
2010.......................            --            --           --      80,506        80,506
2011.......................            --            --           --      87,995        87,995
2012.......................            --        45,570       45,570      99,229       144,799
2013.......................       450,000            --      450,000     108,590       558,590
2015.......................            --       150,850      150,850          --       150,850
2017.......................            --       127,385      127,385          --       127,385
2021.......................       102,442            --      102,442          --       102,442
2023.......................       200,000            --      200,000          --       200,000
2027.......................            --        56,095       56,095          --        56,095
2028.......................            --       257,500      257,500          --       257,500
2033.......................       312,275            --      312,275          --       312,275
                             ------------   -----------   ----------   ---------   -----------
Total.                       $  2,374,717   $   654,000   $3,028,717   $ 729,426   $ 3,758,143
                             ============   ===========   ==========   =========   ===========

         First mortgage bonds and general mortgage bonds in aggregate principal amounts of $102 million and $962 million, respectively, have been issued directly to third parties. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

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

        YEAR             FIRST MORTGAGE BONDS  GENERAL MORTGAGE BONDS    TOTAL
        ----             --------------------  ----------------------  ---------
2003..................       $    16,600            $        --        $  16,600
2011..................                --                 19,200           19,200
2012..................            45,570                     --           45,570
2015..................           150,850                     --          150,850
2017..................           127,385                     --          127,385
2018..................                --                 50,000           50,000
2019..................                --                200,000          200,000
2020..................                --                 90,000           90,000
2026..................                --                100,000          100,000
2027..................            56,095                     --           56,095
2028..................                --                 68,000           68,000
                             -----------            -----------        ---------
Total                        $   396,500            $   527,200        $ 923,700
                             ===========            ===========        =========

         While the aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $680 million based on estimates of the value of the Company's property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage, as a result of contractual limitations on the Company and CenterPoint Energy expiring in November 2005, the aggregate amount of first mortgage bonds and general mortgage bonds cannot be increased above current levels. As of June 30, 2003, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.3 billion as shown in the following table. Amounts are expressed in thousands.

                                                        ISSUED AS        ISSUED AS COLLATERAL
                               ISSUED DIRECTLY TO     COLLATERAL FOR       FOR CENTERPOINT
                                 THIRD PARTIES      THE COMPANY'S DEBT      ENERGY'S DEBT            TOTAL
                                 -------------      ------------------      -------------            -----
First Mortgage Bonds             $     102,442         $         --         $      396,500       $     498,942
General Mortgage Bonds                 962,275            1,310,000                527,200           2,799,475
                                 -------------         ------------         --------------       -------------
         Total                   $   1,064,717         $  1,310,000         $      923,700       $   3,298,417
                                 =============         ============         ==============       =============

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

         Liens. The Company's assets are subject to liens securing approximately $499 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking or improvement fund and replacement fund requirements for 2001, 2002 and 2003 have been satisfied by certification of property additions. The replacement fund requirement satisfied in 2003 was approximately $354 million, and the sinking or improvement fund requirement satisfied in 2003 was approximately $8 million. The Company's assets are subject to liens securing approximately $2.8 billion of general mortgage bonds, which are junior to the liens of the first mortgage bonds.

(6)      COMPREHENSIVE INCOME

         The following table summarizes the components of total comprehensive income:

                                                         FOR THE THREE MONTHS ENDED      FOR THE SIX MONTHS ENDED
                                                                  JUNE 30,                       JUNE 30,
                                                       -------------------------------  -------------------------
                                                            2002            2003            2002           2003
                                                       --------------  ---------------  --------------  ---------
                                                                               (IN MILLIONS)
Net income...........................................  $          236  $            99  $          267  $     180
Other comprehensive income:
  Additional minimum non-qualified pension liability
    adjustment.......................................              --               --               1         --
  Other comprehensive income from discontinued
    operations.......................................              46               --             221         --
                                                       --------------  ---------------  --------------  ---------
Other comprehensive income...........................              46               --             222         --
                                                       --------------- ---------------  --------------  ---------
Comprehensive income ................................  $          282  $            99  $          489  $     180
                                                       ==============  ===============  ==============  =========

(7)      RELATED PARTY TRANSACTIONS

         From time to time, the Company has receivables from, or payables to, CenterPoint Energy or its subsidiaries. As of December 31, 2002, the Company had net accounts payable-affiliated companies of $44 million and $215 million in notes payable-affiliated companies. As of June 30, 2003, the Company had net accounts payable-affiliated companies of $27 million, which included accounts payable of $56 million, partially offset by accounts receivable of $29 million. The Company had net short-term borrowings of $207 million in notes payable-affiliated companies as of June 30, 2003, which included net short-term notes payables of $190 million borrowed from the money pool as discussed in Note 5 and $17 million current portion of long-term notes payable. The Company had a long-term note receivable from affiliate of $815 million, as of December 31, 2002 and June 30, 2003, as further discussed below. Long-term note payable to affiliate was $1.1 billion as of December 31, 2002 and $654 million as of June 30, 2003. For more information on the long-term note payable to affiliate see
Note 5. The Company had net interest expense related to affiliate borrowings of $20 million and $50 million for the three and six months ended June 30, 2002, respectively and $4 million and $14 million for the three and six months ended June 30, 2003, respectively. As of June 30, 2003, the Company had $396 million in long-term accounts payable-affiliated companies, which related to the Texas Genco distribution. In the first quarter of 2003, CenterPoint Energy recorded a $396 million impairment related to the partial distribution of its investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, the Company has recorded a regulatory asset reflecting its right to recover this amount and an associated payable to CenterPoint Energy. For more information on the 2004 True-Up Proceeding see Notes 4(b) and 4(d).

         The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

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

         For the three and six months ended June 30, 2002, revenues, excluding transition charges, derived from energy delivery charges provided by the Company to subsidiaries of Reliant Resources, a former affiliate, totaled $246 million and $363 million, respectively.

         Although the former retail sales business is no longer conducted by the Company, retail customers remained regulated customers of the Company through the date of their first meter reading in January 2002. During this transition period, the Company purchased $56 million of power from Texas Genco as of June 30, 2002.

         CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $28 million and $25 million for the three months ended June 30, 2002 and 2003, respectively, and are included primarily in operation and maintenance expenses. For the six months ended June 30, 2002 and 2003 these costs are $58 million and $57 million, respectively.

(8)      COMMITMENTS AND CONTINGENCIES

(a) Legal Matters

         The Company's predecessor, Reliant Energy, and certain of its former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, CenterPoint Energy, the Company and each of their subsidiaries are entitled to be indemnified by Reliant Resources for any losses, including attorneys' fees and other costs, arising out of the lawsuits described under "California Electricity and Gas Market Cases," "Western States Class Action," "Long-Term Contract Class Action," "Washington and Oregon Class Actions," "Bustamante Price Reporting Class Action," "Gas Trading Cases," "Trading and Marketing Activities" and "Other Class Action Lawsuits." Pursuant to the indemnification obligation, Reliant Resources is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

         California Electricity and Gas Market Cases. Reliant Energy, Reliant Resources, Reliant Energy Power Generation, Inc. (REPG) and several other subsidiaries of Reliant Resources, as well as three former officers of some of these companies, have been named as defendants in class action lawsuits and other lawsuits filed against a number of companies that own generation plants in California and other sellers of electricity in California markets. While the plaintiffs allege various violations by the defendants of antitrust laws and state laws against unfair and unlawful business practices, each of the lawsuits is grounded on the central allegation that the defendants conspired to drive up the wholesale price of electricity. In addition to injunctive relief, the plaintiffs in these lawsuits seek treble the amount of damages alleged, restitution of alleged overpayments, disgorgement of alleged unlawful profits for sales of electricity, costs of suit and attorneys' fees. The first six of these suits originally were filed in state courts in San Diego, San Francisco and Los Angeles Counties. The suits in San Diego and Los Angeles Counties were consolidated and removed to the federal district court in San Diego, but on December 13, 2002, that court remanded the suits to the state courts. Prior to the remand, Reliant Energy was voluntarily dismissed from two of the suits. Several parties, including the Reliant defendants, have appealed the judge's remand decision. The United States court of appeals stayed the remand order pending the appeal.

         In March and April 2002, the California Attorney General filed three complaints, two in state court in San Francisco and one in the federal district court in San Francisco, against Reliant Energy, Reliant Resources, Reliant Energy Services (a wholesale energy marketing subsidiary of Reliant Resources) and other subsidiaries of Reliant Resources alleging, among other matters, violations by the defendants of state laws against unfair and unlawful business practices arising out of transactions in the markets for ancillary services run by the California independent systems operator, charging unjust and unreasonable prices for electricity, in violation of antitrust laws in connection with the acquisition in 1998 of electric generating facilities located in California. The complaints variously seek restitution and disgorgement of alleged unlawful profits for sales of electricity, civil penalties and fines, injunctive relief against unfair competition, divestment of Reliant Resources' generation capacity and undefined equitable relief. Reliant Resources removed the two state court cases to the federal district court in San Francisco. In August 2002, the district court dismissed the two cases originally filed in state court and also dismissed the damages claims asserted in the antitrust case. The Attorney General has appealed the dismissal of these cases to the court of appeals.

         Following the filing of the Attorney General cases, seven additional class action cases were filed in state courts in Northern California. Each of these purports to represent the same class of California ratepayers, assert the same claims as asserted in the other California class action cases, and in some instances repeat as well the allegations in the Attorney General cases. All of these cases have been removed and consolidated in federal district court in San Diego. The defendants have filed a motion to dismiss on grounds that the claims are barred by federal preemption of regulation of wholesale rates by the Federal Energy Regulatory Commission and the filed rate doctrine.

         In July 2003, the City of Los Angeles Attorney filed suit against CenterPoint Energy, Reliant Energy, Reliant Resources, Reliant Energy Services and one of Reliant Resources' employees in federal court in Los Angeles. The lawsuit alleges that the defendants conspired to manipulate the price for natural gas in breach of Reliant Energy Services' contract to supply the Los Angeles Department of Water and Power (LADWP) with natural gas in violation of federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organization Act and the California False Claims Act. The lawsuit seeks treble damages for the alleged overcharges for gas purchased by LADWP of an estimated $218 million, interest, costs of suit and attorneys' fees. The Company has not yet been served with the complaint.

         Western States Class Action. In May 2003, a class action lawsuit was filed against Reliant Resources, Reliant Energy and various market participants in state court in San Diego County, California. The plaintiffs allege that Reliant Resources and Reliant Energy engaged in unfair, unlawful and fraudulent business practices and violations of the California antitrust laws by manipulating energy markets in California and the West. The action is brought on behalf of all persons and businesses residing in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The lawsuit seeks injunctive relief, treble damages, restitution, costs of suit and attorney's fees. In May 2003, the case was removed to federal court in San Diego. The plaintiffs have moved to remand the case back to state court and the Reliant defendants have filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer the case to San Francisco where certain of the cases described under "California Electricity and Gas Market Cases" described above are already pending and the judge is not a putative class member. Neither the remand motion nor the motion to transfer has been heard.

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

         Washington and Oregon Class Actions. In December 2002, a lawsuit was filed in Circuit Court of the State of Oregon for the County of Multnomah on behalf of a class of all Oregon purchasers of electricity and natural gas. Reliant Energy, Reliant Resources and several Reliant Resources subsidiaries were named as defendants, along with many other electricity generators and marketers. Like the lawsuits filed in California, the plaintiffs claimed the defendants manipulated wholesale power prices in violation of state and federal law. The plaintiffs sought injunctive relief and payment of damages based on alleged overcharges for electricity. Also in December 2002, a nearly identical lawsuit on behalf of consumers in the State of Washington was filed in federal district court in Seattle. Reliant Resources removed the Oregon suit to federal district court in Portland. The plaintiffs in both cases voluntarily dismissed their lawsuits.

         Bustamante Price Reporting Class Action. In November 2002, California Lieutenant Governor Cruz Bustamante filed a lawsuit in state court in Los Angeles on behalf of a class of purchasers of gas and power alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy to report and publish false and fraudulent natural gas prices with an intent to affect the market prices of natural gas and electricity in California. Reliant Energy, Reliant Resources and several Reliant Resources subsidiaries were named as defendants, along with other market participants and publishers of some of the price indices. The complaint sought injunctive relief, compensatory and punitive damages, restitution of alleged overpayment, disgorgement of all profits and funds acquired by the alleged unlawful conduct, costs of suit and attorneys' fees. In June 2003, the plaintiffs dismissed their claims against Reliant Energy.

         Gas Trading Cases. CenterPoint Energy, Reliant Resources and Reliant Energy have been named as defendants in two lawsuits filed on behalf of a class of purchasers of natural gas alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy with Enron Corp. to manipulate the California natural gas markets in 2000 and 2001. One lawsuit was filed in April 2003 in state court in Los Angeles County, California, and the other was filed in May 2003 in state court in San Diego County, California. The complaints are based on certain conclusions in a report by the staff of the Federal Energy Regulatory Commission that has not been subject to procedures designed to allow parties to either discover or test the basis for the conclusions. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, restitution, costs of suit and attorneys' fees. The complaint alleges that there were "well over one billion dollars in excess charges to California consumers during the 2000 through 2001 time period." The plaintiffs are seeking a trebling of any damages award. Reliant Resources removed both cases to federal court and the plaintiffs in both cases have moved to remand the cases back to state court. The plaintiffs in the San Diego case have also filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer the case to federal court in Nevada. The defendants have filed their own motion with the Panel to transfer the case to the Southern District of New York. Neither the remand nor the transfer motions have been heard. While Reliant Resources has not yet filed an answer, the Company understands that Reliant Resources intends to deny both the alleged violation of any laws and the participation in a conspiracy with Enron. Neither CenterPoint Energy nor Reliant Energy was a party in the proceedings in which the report was submitted. Only former subsidiaries of the predecessor to the Company engaged in gas trading activities in California; however, neither CenterPoint Energy nor any of its current subsidiaries, including the Company, has ever engaged in gas trading in California.

         Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of its former subsidiary, Reliant Resources.

         In June 2002, the Securities and Exchange Commission (SEC) advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with its investigation of Reliant Resources' and Reliant Energy's financial reporting, internal controls and related matters. The investigation was focused on Reliant Resources' same-day commodity trading transactions involving purchases and sales with the same counterparty for the same volume at substantially the same price and certain structured transactions. These matters were previously the subject of an informal inquiry by the SEC. On May 12, 2003, the SEC advised Reliant Resources and Reliant Energy that it had issued a formal order in connection with this investigation. Reliant Energy, through the Company as its successor, has entered into a settlement with the SEC that concludes this investigation. Under the settlement, Reliant Resources and Reliant Energy consented to the entry of an administrative cease-and-desist order with respect to future violations of certain provisions of the Securities Act of 1933 and the Securities Exchange Act of 1934, without admitting or denying the SEC's findings that violations of these laws had occurred. The SEC did not assess monetary penalties or fines against Reliant Energy, CenterPoint Energy or any of its subsidiaries including the Company.

         In connection with the Texas Utility Commission's industry-wide investigation into potential manipulation of the ERCOT market on and after July 31, 2001, Reliant Energy and Reliant Resources have provided information to the Texas Utility Commission concerning their scheduling and trading activities.

         Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy have been consolidated in federal district court in Houston. Reliant Resources and certain of its former and current executive officers are named as defendants. Reliant Energy is also named as a defendant in seven of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the May 2001 initial public offering of approximately 20% of the common stock of Reliant Resources initial public offering (Reliant Resources Offering). One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The consolidated amended complaint seeks monetary relief purportedly on behalf of three classes: (1) purchasers of Reliant Energy common stock from February 3, 2000 to May 13, 2002; (2) purchasers of Reliant Resources common stock on the open market from May 1, 2001 to May 13, 2002; and
(3) purchasers of Reliant Resources common stock in the Reliant Resources Offering or purchasers of shares that are traceable to the Reliant Resources Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001.

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

         In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of CenterPoint Energy. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused CenterPoint Energy to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off of Reliant Resources and the Reliant Resources Offering. The complaint seeks monetary damages on behalf of CenterPoint Energy as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. In March, 2003, the court dismissed this case on the ground that the plaintiff did not make an adequate demand on CenterPoint Energy before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

         CenterPoint Energy's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a CenterPoint Energy shareholder. The latter letter demanded that CenterPoint Energy take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the Board determined that these proposed actions would not be in the best interests of CenterPoint Energy.

         The Company believes that none of these lawsuits has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to any of the plaintiffs.

         Texas Action. In July 2003, Texas Commercial Energy filed a lawsuit against Reliant Energy, Reliant Resources, Reliant Electric Solutions, LLC, several other Reliant Resources subsidiaries and several other participants in the ERCOT power market in federal court in Corpus Christi, Texas. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleges that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit seeks damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The Company has not yet been served with the complaint.

         Reliant Energy Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claim that they are entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. A jury trial of the original claimant cities (but not the class of cities) in the 269th Judicial District Court for Harris County, Texas, ended in April 2000 (the Three Cities case). Although the jury found for Reliant Energy on many issues, it found in favor of the original claimant cities on three issues, and assessed a total of $4 million in actual and $30 million in punitive damages. However, the jury also found in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. The trial court in the Three Cities case granted most of Reliant Energy's motions to disregard the jury's findings. The trial court's rulings reduced the judgment to $1.7 million, including interest, plus an award of $13.7 million in legal fees. In addition, the trial court granted Reliant Energy's motion to decertify the class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

         On February 27, 2003, the state court of appeals in Houston rendered an opinion reversing the judgment against CenterPoint Energy and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The Three Cities have filed a petition for review at the Texas Supreme Court where the matter remains pending.

         The extent to which issues in the Three Cities case may affect the claims of the other cities served by Reliant Energy cannot be assessed until judgments are final and no longer subject to appeal. However, the court of appeals' ruling appears to be consistent with Texas Supreme Court opinions. The Company estimates the range of possible outcomes for recovery by the plaintiffs in the Three Cities case to be between $-0- and $18 million inclusive of interest and attorneys' fees.

         Other Proceedings. The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management believes that the disposition of these matters will not have a material adverse effect on the Company's financial condition, results of operations or cash flows.

(b) "Price to Beat" Clawback Component.

         In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The true-up provides for a clawback of "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by a non-affiliated retail electric provider by January 1, 2004. Pursuant to the Texas electric restructuring law and the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources is obligated to pay the Company for the clawback component of the true-up. The clawback may not exceed $150 times the number of customers served by the affiliated retail electric provider in the transmission and distribution utility's service territory, less the number of customers served by the affiliated retail electric provider outside the transmission and distribution utility's service territory, on January 1, 2004.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS OF CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

         The following narrative analysis should be read in combination with our Interim Financial Statements and notes contained in Item 1 of this report.

         Effective August 31, 2002, Reliant Energy, Incorporated (Reliant Energy) consummated a restructuring transaction (the Restructuring) in which it, among other things, (1) conveyed its Texas electric generation assets to an affiliated company, Texas Genco Holdings, Inc. (Texas Genco), (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, Inc. (CenterPoint Energy), (3) was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC (we, us, CenterPoint Houston or the Company), and (4) distributed the capital stock of its operating subsidiaries, including Texas Genco, to CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock. Pursuant to the provisions of certain of its existing debt agreements applicable when the properties or assets of Reliant Energy were transferred to another entity substantially as an entirety, CenterPoint Energy expressly assumed certain debt and other obligations of Reliant Energy, and Reliant Energy was released as the primary obligor on such debt. For additional information on the Restructuring, see Note 1 to the Interim Financial Statements.

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

         CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. CenterPoint Energy and its subsidiaries, including us, received an order from the Securities and Exchange Commission
(SEC) under the 1935 Act on June 30, 2003 (June 2003 Financing Order) relating to financing and other activities, which is effective until June 30, 2005.

         On August 1, 2003, the SEC issued a supplemental order which allows us to issue an additional $250 million of external debt (August 2003 Financing Order, together with the June 2003 Financing Order, the Orders). For more information regarding the Orders, please read " - Liquidity - Capitalization."

         The Interim Financial Statements have been prepared to reflect the effect of the Restructuring as described above as it relates to us, and have been prepared based upon Reliant Energy's historical consolidated financial statements.

         The Interim Financial Statements for the three months and six months ended June 30, 2002, present the former subsidiaries of Reliant Energy that were distributed to CenterPoint Energy in the Restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

         We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2003 and the three and six months ended June 30, 2002. Reference is made to "Management's Narrative Analysis of Results of Operations" in Exhibit 99.1 to our Current Report on Form 8-K dated May 15, 2003 (May 15, 2003 Form 8-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

         Our results of operations are affected by, among other things, seasonal fluctuations and other changes in the demand for electricity, the actions of various governmental authorities having jurisdiction over the rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Exhibit 99.1 to the May 15, 2003 Form 8-K, each of which is incorporated herein by reference.

         Beginning in the second quarter of 2003, we began to evaluate performance on an operating income basis. Operating income is shown because it is the measure used by the chief operating decision maker to evaluate performance and allocate resources. Additionally, it is widely accepted measure of financial performance prepared in accordance with accounting principles generally accepted in the United States of America. Prior to the second quarter of 2003, we evaluated performance on an earnings (loss) before interest expense, distribution on trust preferred securities and income taxes (EBIT) basis. Historically, the difference between EBIT and operating income has not been material.

         The following table sets forth our consolidated results of operations for the three months and six months ended June 30, 2002 and 2003, followed by a discussion of our consolidated results of operations.

                                                   THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                   ---------------------------   -------------------------
                                                      2002           2003          2002         2003
                                                   ----------   --------------   ---------  --------------
                                                                         (IN MILLIONS)
Operating Revenues:
  Electric revenues..............................  $      358   $          381   $     785  $          696
  ECOM true-up...................................         170              101         311             233
                                                   ----------   --------------   ---------  --------------
   Total Operating Revenues......................         528              482       1,096             929
                                                   ----------   --------------   ---------  --------------
Operating Expenses:
  Purchased power................................          (4)              --          56              --
  Operation and maintenance......................         130              126         270             259
  Depreciation and amortization..................          66               68         130             133
  Taxes other than income taxes..................          61               53         112              97
                                                   ----------   --------------   ---------  --------------
   Total Operating Expenses......................         253              247         568             489
                                                   ----------   --------------   ---------  --------------
Operating Income.................................         275              235         528             440
Interest Expense and Distribution on Trust
  Preferred Securities...........................         (68)             (90)       (128)           (183)
Other Income, net ...............................           2                8           8              18
                                                   ----------   --------------   ---------  --------------
Income from Continuing Operations Before Income
  Taxes..........................................         209              153         408             275
Income Tax Expense...............................         (71)             (54)       (138)            (95)
                                                   ----------   --------------   ---------  --------------
Income from Continuing Operations................         138               99         270             180
Income (loss) from Discontinued Operations, net
  of tax.........................................          98               --          (3)             --
                                                   ----------   --------------   ---------  --------------
Net Income ......................................  $      236   $           99   $     267  $          180
                                                   ==========   ==============   =========  ==============

Residential Throughput (in gigawatt-hours
(GWh)) (1).......................................       6,296            6,490      10,769          11,049

--------------

(1) This table no longer reflects usage volumes (KWh) for commercial and industrial customers because the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002

         We reported operating income of $235 million for the three months ended June 30, 2003, consisting of $134 million for the regulated electric transmission and distribution utility and non-cash operating income of $101 million associated with generation-related regulatory assets, or Excess Cost Over Market (ECOM), as described below. For the three months ended June 30, 2002, operating income was $275 million, consisting of $105 million for the regulated electric transmission and distribution utility and non-cash operating income of $170 million associated with ECOM. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of the regulated utility through the date of their first meter reading in 2002. Purchased power activity of $4 million for the three months ended June 30, 2002 relates to operation of the regulated utility during this transition period.

         Our business, excluding ECOM and transition related operating income, continues to benefit from solid customer growth. Revenues increased from the addition of over 51,000 metered customers since June 2002 ($13 million) as well as the positive impact of weather ($5 million).

         Under the Texas electric restructuring law, a regulated utility may recover, in its 2004 stranded cost true-up proceeding, any difference between market prices received through the state mandated auctions and the Texas Utility Commission's earlier estimates of those market prices. During 2002 and 2003, this difference, referred to as ECOM, produced non-cash operating income and is recorded as a regulatory asset. The reduction in ECOM of $69 million from 2002 to 2003 is primarily a result of lower margins derived from the ECOM model for this period in 2003 compared to the same period in 2002.

         Operation and maintenance expense decreased $4 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily due to reduced staffing levels as a result of process improvements ($4 million) and decreased transmission cost of service ($2 million), partially offset by increased pension expense ($4 million).

         Depreciation and amortization expense increased $2 million for the three months ended June 30, 2003 as compared to the same period in 2002 due to increases in plant in service.

         Taxes other than income taxes decreased $8 million for the three months ended June 30, 2003 as compared to the same period in 2002 primarily due to decreased city franchise fees ($6 million) and decreased state franchise taxes ($4 million), partially offset by increased property taxes ($2 million).

         Other income, net increased $6 million for the three months ended June 30, 2003, compared to the same period in 2002. The increase was primarily due to interest income partially offset by decreased interest on under recovery of fuel.

         Our effective tax rate for the three months ended June 30, 2002 and 2003 was 33.9% and 35.0%, respectively.

SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002

         We reported operating income of $440 million for the six months ended June 30, 2003, consisting of $207 million for the regulated electric transmission and distribution utility and non-cash operating income of $233 million associated with ECOM, as described below. For the six months ended June 30, 2002, operating income was $528 million, consisting of $217 million for the regulated electric transmission and distribution utility and non-cash operating income of $311 million associated with ECOM. The purchased power costs of $56 million for the six months ended June 30, 2002 relate to operation of the regulated utility during the transition period discussed above.

         Increased revenues from customer growth ($20 million) and positive impacts of weather ($5 million) were more than offset by transition period revenues in 2002 ($97 million) and decreased industrial demand.

         The reduction in ECOM of $78 million from 2002 to 2003 primarily resulted from lower margins derived from the ECOM model for this period in 2003 compared to the same period in 2002.

         Operation and maintenance expense decreased $11 million for the six months ended June 30, 2003 as compared to the same period in 2002. The decrease was primarily due to a reduction in bad debt expense related to the 2002 transition period revenues ($15 million), decreased transmission cost of service ($4 million) and the termination of a factoring program ($3 million). These decreases were partially offset by increased employee benefit expenses primarily due to increased pension costs ($9 million) and increased insurance expenses ($3 million).

         Depreciation and amortization expense increased $3 million for the six months ended June 30, 2003 as compared to the same period in 2002 primarily due to increases in plant in service ($5 million) partially offset by decreased amortization on securitized assets ($2 million).

         Taxes other than income taxes decreased $15 million for the six months ended June 30, 2003 as compared to the same period in 2002 primarily due to gross receipts tax associated with transition period revenue in the first quarter of 2002 ($9 million) and decreased state franchise taxes ($6 million).

         Other income, net increased $10 million for the six months ended June 30, 2003, compared to the same period in 2002. The increase was primarily due to interest income partially offset by decreased interest on under-recovery of fuel.

         Our effective tax rate for the six months ended June 30, 2002 and 2003 was 33.8% and 34.6%, respectively.

                                    LIQUIDITY

         Long-Term Debt.

         On March 18, 2003, we issued $762.3 million aggregate principal amount of general mortgage bonds composed of $450 million aggregate principal amount of 10-year bonds with an interest rate of 5.7% and $312.3 million aggregate principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to redeem approximately $312.3 million aggregate principal amount of our first mortgage bonds and to repay $429 million of intercompany notes payable to CenterPoint Energy. Proceeds from the note repayment were ultimately used by CenterPoint Energy to repay $150 million aggregate principal amount of medium-term notes maturing on April 21, 2003 and to repay borrowings under CenterPoint Energy's credit facility.

         On May 23, 2003, we issued $200 million aggregate principal amount of 20-year general mortgage bonds with an interest rate of 5.6%. Proceeds were used to redeem, on July 1, 2003, $200 million aggregate principal amount of our 7.5% first mortgage bonds due 2023 at 103.51% of their principal amount.

         The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of June 30, 2003. Amounts are expressed in thousands.

                                 CENTERPOINT HOUSTON
                             --------------------------                 TRANSITION
YEAR                         THIRD-PARTY     AFFILIATE     SUB-TOTAL       BONDS        TOTAL
----                         -----------   ------------   -----------   ----------   -----------
2003.......................  $        --   $     16,600   $    16,600   $   12,357   $    28,957
2004.......................           --             --            --       41,189        41,189
2005.......................    1,310,000             --     1,310,000       46,806     1,356,806
2006.......................           --             --            --       54,295        54,295
2007.......................           --             --            --       59,912        59,912
2008.......................           --             --            --       65,529        65,529
2009.......................           --             --            --       73,018        73,018
2010.......................           --             --            --       80,506        80,506
2011.......................           --             --            --       87,995        87,995
2012.......................           --         45,570        45,570       99,229       144,799
2013.......................      450,000             --       450,000      108,590       558,590
2015.......................           --        150,850       150,850           --       150,850
2017.......................           --        127,385       127,385           --       127,385
2021.......................      102,442             --       102,442           --       102,442
2023.......................      200,000             --       200,000           --       200,000
2027.......................           --         56,095        56,095           --        56,095
2028.......................           --        257,500       257,500           --       257,500
2033.......................      312,275             --       312,275           --       312,275
                             -----------   ------------   -----------   ----------   -----------
Total.                       $ 2,374,717   $    654,000   $ 3,028,717   $  729,426   $ 3,758,143
                             ===========   ============   ===========   ==========   ===========

         First mortgage bonds and general mortgage bonds in aggregate principal amounts of $102 million and $962 million, respectively, have been issued directly to third parties. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

         We have outstanding approximately $654 million aggregate principal amount of affiliate notes, which represent borrowings from our parent.

         On February 28, 2003, CenterPoint Energy reached agreement with a syndicate of banks on a second amendment to its bank facility. The amendment provides that proceeds from capital stock or indebtedness issued or incurred by us must be applied (subject to a $200 million basket for CenterPoint Energy Resources Corp. (CERC) and its subsidiaries and another $250 million basket for borrowings by us and CenterPoint Energy's other subsidiaries and other limited exceptions) to repay bank loans and reduce the bank facility. Cash proceeds from issuances of indebtedness to refinance indebtedness existing on October 10, 2002 are not subject to this limitation.

         We have outstanding approximately $499 million aggregate principal amount of first mortgage bonds and approximately $2.8 billion aggregate principal amount of general mortgage bonds, of which approximately $924 million combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy. The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. While the aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $680 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property and the 70% bonding ratio contained in the general mortgage, as a result of contractual limitations on us and CenterPoint Energy expiring in November 2005, the aggregate amount of first mortgage bonds and general mortgage bonds cannot be increased above current levels.

         The following table shows the maturity dates of the $924 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected on the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in thousands.

  YEAR                  FIRST MORTGAGE BONDS   GENERAL MORTGAGE BONDS       TOTAL
-------                 --------------------   ----------------------  -------------
2003..................       $    16,600            $        --        $      16,600
2011..................                --                 19,200               19,200
2012..................            45,570                     --               45,570
2015..................           150,850                     --              150,850
2017..................           127,385                     --              127,385
2018..................                --                 50,000               50,000
2019..................                --                200,000              200,000
2020..................                --                 90,000               90,000
2026..................                --                100,000              100,000
2027..................            56,095                     --               56,095
2028..................                --                 68,000               68,000
                             -----------            -----------        -------------
Total                        $   396,500            $   527,200        $     923,700
                             ===========            ===========        =============

         As of June 30, 2003, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.3 billion as shown in the following table. Amounts are expressed in thousands.

                                                     ISSUED AS         ISSUED AS COLLATERAL
                         ISSUED DIRECTLY TO        COLLATERAL FOR        FOR CENTERPOINT
                           THIRD PARTIES         THE COMPANY'S DEBT        ENERGY'S DEBT        TOTAL
                           ----------------      ------------------    --------------------     -----
First Mortgage Bonds     $          102,442      $               --    $            396,500  $     498,942
General Mortgage Bonds              962,275               1,310,000                 527,200      2,799,475
                         ------------------      ------------------    --------------------  -------------
         Total           $        1,064,717      $        1,310,000    $            923,700  $   3,298,417
                         ==================      ==================    ====================  =============

         The Texas electric restructuring law allows the former integrated utility to recover its stranded costs in order to fully recover its generation investment in a "true-up" proceeding to be held in 2004 (2004 True-Up Proceeding). Following the unbundling of the integrated utility into its components, we remain a regulated transmission and distribution utility through which stranded investment is recovered. Since we do not own the once-regulated generating assets, we are obligated to distribute recovery of stranded investment to CenterPoint Energy, the ultimate owner of these generation assets.

         In the first quarter of 2003 CenterPoint Energy recorded a $396 million impairment related to the partial distribution of its investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, we have recorded a regulatory asset reflecting our right to recover this amount and an associated payable to CenterPoint Energy. Any additional impairment or loss that CenterPoint Energy incurs on its Texas Genco investment that we expect to recover as stranded investment will be recorded in the same manner.

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

         Bank Facilities. As of June 30, 2003, we had no bank facilities available to meet our short-term liquidity needs.

         Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Under the June 2003 Financing Order, we can borrow up to a limit of $600 million from the money pool. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements of the 1935 Act and the June 2003 Financing Order. At June 30, 2003, we had borrowings of $190 million from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

         Refunds to Our Customers. An order issued by the Texas Utility Commission on October 3, 2001 established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that we had overmitigated our stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (an amount equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, we were required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. In accordance with the October 3, 2001 order, we recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation and in January 2002 we began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $237 million. Under the Texas electric restructuring law, a final determination of these stranded costs will occur in the 2004 True-Up Proceeding. We are currently seeking authority from the Texas Utility Commission to terminate these refunds based on preliminary estimates of what that final determination will be.

         Cash Requirements in 2003. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the second half of 2003 include the following:

         -    approximately $153 million of capital expenditures;

         - an estimated $126 million in refunds of excess mitigation credits described above;

         -    dividend payments to CenterPoint Energy; and

         -    $17 million of maturing long-term debt to affiliate.

         We expect that our anticipated cash flows from operations, money pool borrowings and, to the extent permitted by our external debt agreements and CenterPoint Energy's bank facility, proceeds from possible debt offerings, will be sufficient to meet our cash needs for the remainder of 2003. Currently, these agreements limit application of proceeds from debt offerings to the refinancing of debt existing in November 2002. Limits on our ability to issue secured debt, as described in this report, may adversely affect our ability to issue debt securities. In addition, our future indebtedness may include terms that are more restrictive or burdensome than those of our current indebtedness. Such terms may negatively impact our ability to operate our business or may restrict dividends.

         The amount of any debt security or any security having equity characteristics, whether registered or unregistered, or whether debt is secured or unsecured, is expected to be affected by:

         -    general economic and capital market conditions;

         -    credit availability from financial institutions and other lenders;

         -    investor confidence in us and the market in which we operate;

         -    maintenance of acceptable credit ratings;

         - market expectations regarding our future earnings and probable cash flows;

         - market perceptions of our ability to access capital markets on reasonable terms;

         - our exposure to Reliant Resources in connection with its indemnification obligations arising in connection with its separation from us;

         -    provisions of relevant tax and securities laws; and

         - our ability to obtain approval of specific financing transactions under the 1935 Act.

         Sales of securities are expected to be used to refinance existing debt. We may access the bank and capital markets to refinance debt that is not scheduled to mature in the next twelve months.

         Principal Factors Affecting Cash Requirements in 2004 and 2005. We expect to issue securitization bonds in 2004 or 2005 to monetize and recover the balance of stranded costs relating to previously owned electric generation assets and other qualified costs as determined in the 2004 true-up proceeding. The issuance will be done pursuant to a financing order to be issued by the Texas Utility Commission. As with the debt of our existing transition bond company, payments on these new securitization bonds would be made out of funds from non-bypassable charges assessed to retail electric providers required to take delivery service from us. The holders of the new securitization bonds would have recourse to the assets and revenues of the issuer of the new securitization bonds, and our other creditors would not have recourse to any assets or revenues of that issuer. All or a portion of the proceeds from the issuance of securitization bonds remaining after repayment of our $1.3 billion collateralized term loan due in 2005 are expected to be utilized to retire other debt and pay a dividend to our parent.

         Impact on Liquidity of a Downgrade in Credit Ratings. As of July 31, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior secured debt:

                                 MOODY'S                S&P                   FITCH
                          --------------------  --------------------   -------------------
       SECURITY            RATING   OUTLOOK(1)   RATING   OUTLOOK(2)     RATING OUTLOOK(3)
----------------------    --------  ----------  -------- -----------   -------- ----------
First Mortgage Bonds..    Baa2      Stable      BBB      Stable        BBB+     Stable
General Mortgage Bonds    Baa2      Stable      BBB      Stable        BBB      Stable
Debt secured by General
  Mortgage Bonds......    Baa2      Stable      BBB      Stable        BBB      Stable

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

         Cross Defaults. The terms of our debt instruments generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debt instruments. A payment default on debt for borrowed money and certain other specified types of obligations by us exceeding $50 million will cause a default under our $1.3 billion loan maturing in 2005. A payment default on, or a non-payment default that permits acceleration of, any of our indebtedness exceeding $50 million will cause a default under CenterPoint Energy's $2.85 billion bank facility entered into on February 28, 2003. A payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default on CenterPoint Energy's 3.75% senior convertible notes due 2023, its 5.875% senior notes due 2008 and its 6.85% senior notes due 2015.

         Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

         -    various regulatory actions, including those under the 1935 Act;
              and

         - the ability of Reliant Resources and its subsidiaries to satisfy their obligations to us as a principal customer and in respect of its indemnity obligation to us.

         Capitalization. Factors affecting our capitalization include:

         -    covenants in our borrowing agreements; and

         -    limitations imposed on us under the 1935 Act.

         The Orders permit refinancings and authorize us to issue an additional aggregate $500 million of external debt and an aggregate $250 million of preferred stock and preferred securities in addition to amounts outstanding on June 30, 2003.

         The June 2003 Financing Order requires that if we issue any securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of ours and of CenterPoint Energy must be so rated by at least one NRSRO. The June 2003 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds. Under the June 2003 Financing Order, our common equity as a percentage of total capitalization must be at least 30%.

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

         Pension Plan. As discussed in Note 8(a) of the notes to the consolidated financial statements included in Exhibit 99.2 to the May 15 Form 8-K (CenterPoint Houston 8-K Notes), which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $26 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Pension expense for the three and six months ended June 30, 2003 was $7 million and $13 million, respectively. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

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

ACCOUNTING FOR RATE REGULATION

         SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We continue to apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of "stranded costs" and other "regulatory assets" resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets reflected in our Consolidated Balance Sheets aggregated $4.0 billion and $4.5 billion as of December 31, 2002 and June 30, 2003, respectively. Additionally, regulatory liabilities reflected in our Consolidated Balance Sheets aggregated $1.1 billion and $0.9 billion at both December 31, 2002 and June 30, 2003, respectively. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.5 billion of recoverable electric generation plant mitigation assets (stranded costs) and $929 million of ECOM true-up. The stranded costs are comprised of $1.1 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation as well as $396 million associated with CenterPoint Energy's distribution of approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to their shareholders on January 6, 2003. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination, which will occur in 2004, and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of all or a portion of these regulatory assets.

         The Texas electric restructuring law allows recovery of the difference between the prices for power sold in state mandated auctions and earlier estimates of market power prices by the Texas Utility Commission. This calculation (the ECOM Calculation) compares (1) an imputed margin that reflects the difference between actual market power prices received in the state mandated auctions, actual fuel expense and generation, and (2) the margin resulting from the Texas Utility Commission's estimates of power prices, fuel expense and generation in the ECOM model developed by the Texas Utility Commission (the ECOM Margin). The difference between those two amounts is the ECOM True-Up amount, which is the non-cash revenue related to the cost recovery.

         The ECOM model from which the ECOM Margin is derived provides only annual estimates of power prices and fuel expense and generation. Accordingly, we must form our own quarterly allocation estimates during 2002-2003 for the purpose of determining ECOM True-Up revenue.

         Beginning January 1, 2002, we allocated the ECOM Margin in our ECOM Calculation based on annual estimated forecasts of power prices, fuel expense and generation. In the second quarter of 2003, we began using a cumulative methodology for allocating ECOM Margin. This methodology uses revenue amounts based on the actual state mandated auction price results and actual generation for historical periods, as well as forecasted amounts for the balance of 2003, rather than forecasted amounts for the two-year period allocated on an annual basis. Changes in estimates that affect the allocation of ECOM Margin will have an affect on the total amount of ECOM True-Up revenue recorded in a specific period, but will not affect the total amount of ECOM True-Up revenue recorded during the two-year period ending December 31, 2003.

IMPAIRMENT OF LONG-LIVED ASSETS

         Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $3.8 billion or 40% of our total assets as of June 30, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. During 2003, no such indicators of impairment existed. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

UNBILLED REVENUES

         Revenues related to the sale and/or delivery of electricity are generally recorded when electricity is delivered to customers. However, the determination of deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of electricity delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 and June 30, 2003 were $70 million and $85 million, respectively.

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

         We have not identified any asset retirement obligations; however, we have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment. As of June 30, 2003, these previously recognized removal costs of $254 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

         In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required for the three month and six month period ended June 30, 2002. We have reclassified the $25 million loss on debt extinguishment related to the fourth quarter of 2002 from an extraordinary item to interest expense.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003.

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

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2003 for new, acquired, or newly modified forward contracts. We do not believe the adoption of SFAS No. 149 will have a material effect on our financial statements.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle with no restatement of prior period information permitted. We are currently assessing the impact that this statement will have on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

         For a description of certain legal and regulatory proceedings affecting us, please review Note 8 to our Interim Financial Statements, "Legal Proceedings" in Item 3 of the CenterPoint Houston Form 10-K and Note 10(b) to the CenterPoint Houston 8-K Notes, each of which are incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

                                  RISK FACTORS

PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESS

WE MAY NOT BE SUCCESSFUL IN RECOVERING THE FULL VALUE OF OUR STRANDED COSTS AND REGULATORY ASSETS RELATED TO GENERATION.

         We are entitled to recover our stranded costs (the excess of regulatory net book value of generation assets, as defined by the Texas electric restructuring law, over the market value of those assets) and our regulatory assets related to generation. We expect to make a filing on March 31, 2004 in a true-up proceeding provided for by the Texas electric restructuring law. The purpose of this proceeding will be to quantify and reconcile:

         -    the amount of stranded costs;

         - regulatory assets that were not previously recovered through the issuance of securitization bonds by a subsidiary;

         - differences in the prices achieved in the state-mandated auctions of Texas Genco's generation capacity and Texas Utility Commission estimates;

         -    fuel over- or under-recovery; and

         -    the "price to beat" clawback.

         We will be required to establish and support the amounts of these costs in order to recover them. We expect these costs to be substantial. We cannot assure you that we will be able to successfully establish and support our estimates of the amount of these costs. Our $1.3 billion collateralized term loan that matures in November 2005 is expected to be repaid or refinanced with the proceeds from the issuance of securitization bonds to recover our stranded costs and the balance of our regulatory assets. If we do not receive the proceeds on or before the maturity date, our ability to repay or refinance this term loan will be adversely affected.

         The Texas Utility Commission's ruling that the true-up proceeding filing will be made on March 31, 2004 means that the calculation of the market value of the Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination might be more or less than the purchase price calculated under the option held by Reliant Resources to purchase our 81% ownership interest in Texas Genco. The purchase price under the option will be based on market prices during the 120 trading days ending on January 9, 2004, but under the filing schedule prescribed by the Texas Utility Commission, the value of that ownership interest for the stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004. If Reliant Resources exercises its option at a lower price than the market value used by the Texas Utility Commission, we would be unable to recover the difference.

OUR RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS.

         Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. Currently, we do business with approximately 31 retail electric providers. Adverse economic conditions, structural problems in the new ERCOT market or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments timely to us. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations. Approximately 78% of our $119 million in receivables from retail electric providers at June 30, 2003 was owed by subsidiaries of Reliant Resources. Our financial condition may be adversely affected if Reliant Resources is unable to meet these obligations. Reliant Resources, through its subsidiaries, is our largest customer. Pursuant to the Texas electric restructuring law, Reliant Resources may be obligated to make a large "price to beat" clawback payment to us in 2004. We expect the clawback, if any, to be applied against any stranded cost recovery to which we are entitled or, if no stranded costs are recoverable, to be refunded to retail electric providers.

RATE REGULATION OF OUR BUSINESS MAY DELAY OR DENY OUR FULL RECOVERY OF OUR
COSTS.

         Our rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of our invested capital and expenses incurred in a test year. Thus, the rates we are allowed to charge may not match our expenses at any given time. While rate regulation in Texas is premised on providing a reasonable opportunity to recover reasonable and necessary operating expenses and to earn a reasonable return on our invested capital, there can be no assurance that the Texas Utility Commission will judge all of our costs to be reasonable or necessary or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.

DISRUPTIONS AT POWER GENERATION FACILITIES OWNED BY THIRD PARTIES COULD INTERRUPT OUR SALES OF TRANSMISSION AND DISTRIBUTION SERVICES.

         We depend on power generation facilities owned by third parties to provide retail electric providers with electric power which we transmit and distribute to our customers. We do not own or operate any power generation facilities. If power generation is disrupted or if power generation capacity is inadequate, our services may be interrupted, and our results of operations, financial condition and cash flows may be adversely affected.

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

RISK FACTORS ASSOCIATED WITH OUR FINANCIAL CONDITION

         IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND FINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

         As of June 30, 2003, we had $3.7 billion of outstanding indebtedness, including approximately $17 million of debt that must be refinanced in 2003. In addition, the capital constraints and other factors currently impacting our business may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current indebtedness. These terms may negatively impact our ability to operate our business or adversely affect our financial condition and results of operations. The success of our future financing efforts may depend, at least in part, on:

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

                  - our exposure to Reliant Resources as our customer and in connection with Reliant Resources' indemnification obligations arising in connection with its separation from CenterPoint Energy;

                  -     provisions of relevant tax and securities laws; and

                  - our ability to obtain approval of financing transactions under the 1935 Act.

         As of June 30, 2003, we had $2.8 billion principal amount of general mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $680 million of additional general mortgage bonds could be issued on the basis of property additions as of June 30, 2003, we have agreed under the $1.3 billion collateralized term loan maturing in 2005 to not issue, subject to certain exceptions, any incremental secured debt. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

         Our current credit ratings are discussed in "Management's Narrative Analysis of Results of Operations of CenterPoint Energy Houston Electric, LLC and Subsidiaries--Liquidity--Impact on Liquidity of a Downgrade in Credit Ratings" in Item 2 of Part I of this report. We cannot assure you that these credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOWS.

         As of June 30, 2003, we had $1.5 billion of outstanding floating-rate debt owed to third parties. Because of capital constraints impacting our business at the time $1.3 billion of this floating-rate debt was entered into, the interest rates are substantially above our historical borrowing rates. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. Any increase in short-term interest rates would result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION

         Our ratings and credit may be impacted by CenterPoint Energy's credit standing. CenterPoint Energy and its subsidiaries other than us have approximately $140 million of debt, including capital leases, required to be paid in 2003. We cannot assure you that CenterPoint Energy and its other subsidiaries will be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected and the repayment of a note receivable from CenterPoint Energy in the amount of $815 million as of June 30, 2003 could be adversely affected.

WE ARE A WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY. CENTERPOINT ENERGY CAN EXERCISE SUBSTANTIAL CONTROL OVER OUR BUSINESS AND OPERATIONS AND COULD DO SO IN A MANNER THAT IS ADVERSE TO OUR INTERESTS

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

OTHER RISKS

WE COULD INCUR LIABILITIES ASSOCIATED WITH BUSINESSES AND ASSETS WE HAVE TRANSFERRED TO OTHERS.

         Under some circumstances, we could incur liabilities associated with assets and businesses we no longer own. These assets and businesses were previously owned by Reliant Energy directly or through subsidiaries and include:

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

         In connection with the organization and capitalization of Reliant Resources, Reliant Resources and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. Reliant Resources also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on Reliant Resources and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Reliant Resources, regardless of the time those liabilities arose. If Reliant Resources is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy has not been released from the liability in connection with the transfer, we could be responsible for satisfying the liability.

         Reliant Resources reported in its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 that as of March 31, 2003 it had $7.9 billion of total debt and its unsecured debt ratings are currently below investment grade. If Reliant Resources is unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event Reliant Resources might not honor its indemnification obligations and claims by Reliant Resources' creditors might be made against us as its former owner.

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

         In connection with the organization and capitalization of Texas Genco, Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were held by us and we were not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. If Texas Genco were unable to satisfy a liability that had been so assumed or indemnified against, and provided Reliant Energy had not been released from the liability in connection with the transfer, we could be responsible for satisfying the liability.

IF THE ERCOT MARKET DOES NOT FUNCTION IN THE MANNER CONTEMPLATED BY THE TEXAS ELECTRIC RESTRUCTURING LAW, OUR BUSINESS, PROSPECTS, RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS COULD BE ADVERSELY IMPACTED.

         The competitive electric market in Texas became fully operational in January 2002, and none of the Texas Utility Commission, ERCOT, other market participants or us has any significant operating history under the market framework created by the Texas electric restructuring law. The initiatives under the Texas electric restructuring law have had a significant impact on the nature of the electric power industry in Texas and the manner in which participants in the ERCOT market conduct their business. These changes are ongoing, and we cannot predict the future development of the ERCOT market or the ultimate effect that this changing regulatory environment will have on our business.

         Some restructured markets in other states have experienced supply problems and extreme price volatility. If the ERCOT market does not function as intended by the Texas electric restructuring law, our results of operations, financial condition and cash flows could be adversely affected. In addition, any market failures could lead to revisions or reinterpretations of the Texas electric restructuring law, the adoption of new laws and regulations applicable to us or our facilities and other future changes in laws and regulations that may have a detrimental effect on our business.

WE, AS A SUBSIDIARY OF CENTERPOINT ENERGY, A HOLDING COMPANY, ARE SUBJECT TO REGULATION UNDER THE 1935 ACT. THE 1935 ACT AND RELATED RULES AND REGULATIONS IMPOSE A NUMBER OF RESTRICTIONS ON OUR ACTIVITIES.

         CenterPoint Energy and its subsidiaries, including us, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to funds from current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. Approval of filings under the 1935 Act can take extended periods.

         The Orders relating to financing activities, are effective until June 30, 2005. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC.

         The United States Congress is currently considering legislation which has a provision that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

WE DO NOT MAINTAIN INSURANCE COVERAGE ON OUR TRANSMISSION AND DISTRIBUTION SYSTEM. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

                                                  Report or Registration        SEC File or
Exhibit Number                Description               Statement           Registration Number      Exhibit References
---------------------   ------------------------  ----------------------    ---------------------    -------------------
        3.1              --    Articles of         Form 8-K dated                  1-3187                     3(a)
                               Conversion of REI   August 31, 2002
                                                   filed with the SEC
                                                   on September 3, 2002

        3.2              --    Articles of         Form 8-K dated                  1-3187                     3(b)
                               Organization of     August 31, 2002
                               CenterPoint         filed with the SEC
                               Energy Houston      on September 3, 2002
                               Electric, LLC

        3.3              --    Limited             Form 8-K dated                  1-3187                     3(c)
                               Liability           August 31, 2002
                               Company             filed with the SEC
                               Regulations of      on September 3, 2002
                               CenterPoint
                               Energy Houston
                               Electric, LLC

        4.1.1            --    General Mortgage    CenterPoint                     1-3187                  4(j)(1)
                               Indenture, dated    Houston's Form 10-Q
                               as  of October      for the quarter
                               10, 2002,           ended September 30,
                               between             2002
                               CenterPoint
                               Houston and
                               JPMorgan Chase
                               Bank, as Trustee

        4.1.2            --    First               CenterPoint                     1-3187                  4(j)(2)
                               Supplemental        Houston's Form 10-Q
                               Indenture to        for the quarter
                               Exhibit 4.1.1,      ended September 30,
                               dated as of         2002
                               October 10, 2002

        4.1.3            --    Second              CenterPoint                     1-3187                  4(j)(3)
                               Supplemental        Houston's Form 10-Q
                               Indenture to        for the quarter
                               Exhibit 4.1.1,      ended September 30,
                               dated as of         2002
                               October 10, 2002

        4.1.4            --    Third               CenterPoint                     1-3187                  4(j)(4)
                               Supplemental        Houston's Form 10-Q
                               Indenture to        for the quarter
                               Exhibit 4.1.1,      ended September 30,
                               dated as of         2002
                               October 10, 2002

        4.1.5            --    Fourth              CenterPoint                     1-3187                  4(j)(5)
                               Supplemental        Houston's Form 10-Q
                               Indenture to        for the quarter
                               Exhibit 4.1.1,      ended September 30,
                               dated as of         2002
                               October 10, 2002

        4.1.6            --    Fifth               CenterPoint                     1-3187                  4(j)(6)
                               Supplemental        Houston's Form 10-Q
                               Indenture to        for the quarter
                               Exhibit 4.1.1,      ended September 30,
                               dated as of         2002
                               October 10, 2002

        4.1.7            --    Sixth               CenterPoint                     1-3187                  4(j)(7)
                               Supplemental        Houston's Form 10-Q
                               Indenture to        for the quarter
                               Exhibit 4.1.1,      ended September 30,
                               dated as of         2002
                               October 10, 2002

        4.1.8            --    Seventh             CenterPoint                     1-3187                  4(j)(8)
                               Supplemental        Houston's Form 10-Q
                               Indenture to        for the quarter
                               Exhibit 4.1.1,      ended September 30,
                               dated as of         2002
                               October 10, 2002

4.1.9                   --    Eighth              CenterPoint                     1-3187                  4(j)(9)
                              Supplemental        Houston's Form 10-Q
                              Indenture to        for the quarter
                              Exhibit 4.1.1,      ended September 30,
                              dated as of         2002
                              October 10, 2002

4.1.10                  --    Ninth               CenterPoint Energy's           1-31447                 4(e)(10)
                              Supplemental        Form 10-K for the
                              Indenture to        year ended December
                              Exhibit 4.1.1,      31, 2002
                              dated as of
                              November 12, 2002

4.1.11                  --    Tenth               CenterPoint Energy's           1-31447                    4.1
                              Supplemental        Form 8-K dated March
                              Indenture to        13, 2003
                              Exhibit 4.1.1,
                              dated as of
                              March 18, 2003

4.1.12                  --    Eleventh            CenterPoint Energy's           1-31447                    4.1
                              Supplemental        Form 8-K dated May
                              Indenture to        16, 2003
                              Exhibit 4.1.1,
                              dated as of May
                              23, 2003

4.2.1                   --    Officer's           CenterPoint Energy's           1-31447                    4.2
                              Certificate         Form 8-K dated March
                              dated March 18,     13, 2003
                              2003 setting forth
                              the form, terms
                              and provisions of
                              the Tenth Series
                              and Eleventh
                              Series of general
                              mortgage bonds

4.2.2                   --    Registration        CenterPoint Energy's           1-31447                   4.2.2
                              Rights              Form 10-Q for the
                              Agreement, dated    quarter ended June
                              as of March 18,     30, 2003
                              2003, among
                              CenterPoint
                              Houston and the
                              representatives of
                              the initial
                              purchasers named
                              therein relating
                              to Tenth Series
                              and Eleventh Series
                              of general mortgage
                              bonds.

4.2.3                   --    Officer's           CenterPoint Energy's           1-31447                    4.2
                              Certificate         Form 8-K dated May
                              dated May 23,       16, 2003
                              2003 setting
                              forth the form,
                              terms and
                              provisions of
                              the Twelfth
                              Series of
                              general mortgage
                              bonds

4.2.4                   --    Registration        CenterPoint Energy's           1-31447                   4.2.4
                              Rights              Form 10-Q for the
                              Agreement, dated    quarter ended June
                              as of May 23, 2003  30, 2003
                              among CenterPoint
                              Houston and the
                              representatives of
                              the initial
                              purchasers named
                              therein relating
                              to Twelfth Series
                              of general mortgage
                              bonds

+31.1                   --    Section 302
                              Certification of
                              David M.
                              McClanahan

+31.2                   --    Section 302
                              Certification of
                              Gary L. Whitlock

+32.1                   --    Section 906
                              Certification of
                              David M. McClanahan

+32.2                   --    Section 906
                              Certification of
                              Gary L. Whitlock

+99.1                   --    Items incorporated
                              by reference from
                              the CenterPoint
                              Houston Form 10-K.
                              Item 3 "Legal
                              Proceedings"

+99.2                   --    Items
                              incorporated by
                              reference from
                              CenterPoint
                              Houston's
                              Current Report
                              on Form 8-K
                              dated May 15,
                              2003. Exhibit
                              99.1,
                              "Management's
                              Narrative
                              Analysis of
                              Results of
                              Operations
                              --Certain Factors
                              Affecting Future
                              Earnings," and
                              the following
                              Notes from
                              Exhibit 99.2:
                              Notes 3(e)
                              (Regulatory
                              Assets and
                              Liabilities), 4
                              (Regulatory
                              Matters), 8(a)
                              (Pension Plans)
                              and 10
                              (Commitments and
                              Contingencies).

(b) Reports on Form 8-K.

         On April 8, 2003, we filed a Current Report on Form 8-K to furnish information under Item 9 of that form regarding our external debt balances as of March 31, 2003.

         On May 16, 2003, we filed a Current Report on Form 8-K dated May 15, 2003, to provide information giving effect to certain reclassifications within our historical consolidated financial statements, and Management's Narrative Analysis of Results of Operations as reported on our Annual Report on Form 10-K for the year ended December 31, 2002.

         On June 20, 2003, we filed a Current Report on Form 8-K dated May 16, 2003, to report the pricing and closing of $200 million of general mortgage bonds in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended.

         On June 20, 2003, we filed a Current Report on Form 8-K dated May 16, 2003, to report that the Public Utility Commission of Texas ruled that our filing for recovery of our stranded costs an regulatory assets as provide by the Texas electric restructuring law will be made on March 31, 2004.

                                    SIGNATURE

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                                        By: /s/ James S. Brian
                                            ------------------------------------
                                                James S. Brian
                                        Senior Vice President and Chief
                                        Accounting Officer

Date:  August 13, 2003

                               INDEX TO EXHIBITS

         Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                  Report or Registration        SEC File or
Exhibit Number                Description                Statement          Registration Number       Exhibit References
------------------   ---------------------------  ----------------------    ---------------------     -------------------
      3.1                  --    Articles of         Form 8-K dated                  1-3187                     3(a)
                                 Conversion of REI   August 31, 2002
                                                     filed with the SEC
                                                     on September 3, 2002

      3.2                  --    Articles of         Form 8-K dated                  1-3187                     3(b)
                                 Organization of     August 31, 2002
                                 CenterPoint         filed with the SEC
                                 Energy Houston      on September 3, 2002
                                 Electric, LLC

      3.3                  --    Limited             Form 8-K dated                  1-3187                     3(c)
                                 Liability           August 31, 2002
                                 Company             filed with the SEC
                                 Regulations of      on September 3, 2002
                                 CenterPoint
                                 Energy Houston
                                 Electric, LLC

      4.1.1                --    General Mortgage    CenterPoint                     1-3187                  4(j)(1)
                                 Indenture, dated    Houston's Form 10-Q
                                 as  of October      for the quarter
                                 10, 2002,           ended September 30,
                                 between             2002
                                 CenterPoint
                                 Houston and
                                 JPMorgan Chase
                                 Bank, as Trustee

      4.1.2                --    First               CenterPoint                     1-3187                  4(j)(2)
                                 Supplemental        Houston's Form 10-Q
                                 Indenture to        for the quarter
                                 Exhibit 4.1.1,      ended September 30,
                                 dated as of         2002
                                 October 10, 2002

      4.1.3                --    Second              CenterPoint                     1-3187                  4(j)(3)
                                 Supplemental        Houston's Form 10-Q
                                 Indenture to        for the quarter
                                 Exhibit 4.1.1,      ended September 30,
                                 dated as of         2002
                                 October 10, 2002

      4.1.4                --    Third               CenterPoint                     1-3187                  4(j)(4)
                                 Supplemental        Houston's Form 10-Q
                                 Indenture to        for the quarter
                                 Exhibit 4.1.1,      ended September 30,
                                 dated as of         2002
                                 October 10, 2002

      4.1.5                --    Fourth              CenterPoint                     1-3187                  4(j)(5)
                                 Supplemental        Houston's Form 10-Q
                                 Indenture to        for the quarter
                                 Exhibit 4.1.1,      ended September 30,
                                 dated as of         2002
                                 October 10, 2002

      4.1.6                --    Fifth               CenterPoint                     1-3187                  4(j)(6)
                                 Supplemental        Houston's Form 10-Q
                                 Indenture to        for the quarter
                                 Exhibit 4.1.1,      ended September 30,
                                 dated as of         2002
                                 October 10, 2002

      4.1.7                --    Sixth               CenterPoint                     1-3187                  4(j)(7)
                                 Supplemental        Houston's Form 10-Q
                                 Indenture to        for the quarter
                                 Exhibit 4.1.1,      ended September 30,
                                 dated as of         2002
                                 October 10, 2002

      4.1.8                --    Seventh             CenterPoint                     1-3187                  4(j)(8)
                                 Supplemental        Houston's Form 10-Q
                                 Indenture to        for the quarter
                                 Exhibit 4.1.1,      ended September 30,
                                 dated as of         2002
                                 October 10, 2002

4.1.9                   --    Eighth              CenterPoint                     1-3187                  4(j)(9)
                              Supplemental        Houston's Form 10-Q
                              Indenture to        for the quarter
                              Exhibit 4.1.1,      ended September 30,
                              dated as of         2002
                              October 10, 2002

4.1.10                  --    Ninth               CenterPoint Energy's           1-31447                 4(e)(10)
                              Supplemental        Form 10-K for the
                              Indenture to        year ended December
                              Exhibit 4.1.1,      31, 2002
                              dated as of
                              November 12, 2002

4.1.11                  --    Tenth               CenterPoint Energy's           1-31447                    4.1
                              Supplemental        Form 8-K dated March
                              Indenture to        13, 2003
                              Exhibit 4.1.1,
                              dated as of
                              March 18, 2003

4.1.12                  --    Eleventh            CenterPoint Energy's           1-31447                    4.1
                              Supplemental        Form 8-K dated May
                              Indenture to        16, 2003
                              Exhibit 4.1.1,
                              dated as of May
                              23, 2003

4.2.1                   --    Officer's           CenterPoint Energy's           1-31447                    4.2
                              Certificate         Form 8-K dated March
                              dated March 18,     13, 2003
                              2003 setting forth
                              the form, terms
                              and provisions of
                              the Tenth Series
                              and Eleventh
                              Series of general
                              mortgage bonds

4.2.2                   --    Registration        CenterPoint Energy's           1-31447                   4.2.2
                              Rights              Form 10-Q for the
                              Agreement, dated    quarter ended June
                              as of March 18,     30, 2003
                              2003, among
                              CenterPoint
                              Houston and the
                              representatives of
                              the initial
                              purchasers named
                              therein relating
                              to Tenth Series
                              and Eleventh Series
                              of general mortgage
                              bonds.

4.2.3                   --    Officer's           CenterPoint Energy's           1-31447                    4.2
                              Certificate         Form 8-K dated May
                              dated May 23,       16, 2003
                              2003 setting
                              forth the form,
                              terms and
                              provisions of
                              the Twelfth
                              Series of
                              general mortgage
                              bonds

4.2.4                   --    Registration        CenterPoint Energy's           1-31447                   4.2.4
                              Rights              Form 10-Q for the
                              Agreement, dated    quarter ended June
                              as of May 23, 2003  30, 2003
                              among CenterPoint
                              Houston and the
                              representatives of
                              the initial
                              purchasers named
                              therein relating
                              to Twelfth Series
                              of general mortgage
                              bonds

+31.1                   --    Section 302
                              Certification of
                              David M.
                              McClanahan

+31.2                   --    Section 302
                              Certification of
                              Gary L. Whitlock

+32.1                   --    Section 906
                              Certification of
                              David M. McClanahan

+32.2                   --    Section 906
                              Certification of
                              Gary L. Whitlock

+99.1                   --    Items incorporated
                              by reference from
                              the CenterPoint
                              Houston Form 10-K.
                              Item 3 "Legal
                              Proceedings"

+99.2                   --    Items
                              incorporated by
                              reference from
                              CenterPoint
                              Houston's
                              Current Report
                              on Form 8-K
                              dated May 15,
                              2003. Exhibit
                              99.1,
                              "Management's
                              Narrative
                              Analysis of
                              Results of
                              Operations," and
                              the following
                              Notes from
                              Exhibit 99.2:
                              Notes 3(e)
                              (Regulatory
                              Assets and
                              Liabilities), 4
                              (Regulatory
                              Matters), 8(a)
                              (Pension Plans)
                              and 10
                              (Commitments and
                              Contingencies).