Form 10-Q
period 2003-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2003-11-12
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO                .
                               ------------    ---------------

                         ------------------------------

                          COMMISSION FILE NUMBER 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

             (Exact name of registrant as specified in its charter)

                                     TEXAS
         (State or other jurisdiction of incorporation or organization)

                                   22-3865106
                      (I.R.S. Employer Identification No.)

                                 1111 LOUISIANA
                                 HOUSTON, TEXAS
                    (Address of principal executive offices)

                                      77002
                                   (Zip Code)

                                 (713) 207-1111
              (Registrant's telephone number, including area code)

                         ------------------------------

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes __ No X

As of November 3, 2003, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements...............................................1
             Statements of Consolidated Income
               Three and Nine Months Ended September 30, 2002 and 2003 (unaudited)...1
             Consolidated Balance Sheets
               December 31, 2002 and September 30, 2003 (unaudited)..................2
             Statements of Consolidated Cash Flows
               Nine Months Ended September 30, 2002 and 2003 (unaudited).............4
             Notes to Unaudited Consolidated Interim Financial Statements............5
          Item 2. Management's Narrative Analysis of the Results of Operations of
             CenterPoint Energy Houston Electric, LLC and Subsidiaries..............20
          Item 4. Controls and Procedures...........................................32

PART II.  OTHER INFORMATION
          Item 1. Legal Proceedings.................................................33
          Item 5. Other Information.................................................33
          Item 6. Exhibits and Reports on Form 8-K..................................39

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

      Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under "Risk Factors" in Item 5 of Part II of this report.

      You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                        STATEMENTS OF CONSOLIDATED INCOME
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                                      ----------------------    --------------------------
                                                                         2002         2003          2002           2003
                                                                      ---------    ---------    -----------    -----------
REVENUES ..........................................................   $ 660,342    $ 653,438    $ 1,756,744    $ 1,582,613
                                                                      ---------    ---------    -----------    -----------

EXPENSES:
    Purchased power ...............................................          --           --         55,932             --
    Operation and maintenance .....................................     130,175      139,562        400,767        398,166
    Depreciation and amortization .................................      74,702       69,779        204,282        202,628
    Taxes other than income taxes .................................      56,419       61,396        168,340        158,883
                                                                      ---------    ---------    -----------    -----------
           Total ..................................................     261,296      270,737        829,321        759,677
                                                                      ---------    ---------    -----------    -----------
OPERATING INCOME ..................................................     399,046      382,701        927,423        822,936
                                                                      ---------    ---------    -----------    -----------

OTHER INCOME (EXPENSE):
    Interest expense and distribution on trust preferred securities     (57,693)     (90,398)      (185,358)      (272,941)
    Other, net ....................................................       7,701        8,599         15,268         25,624
                                                                      ---------    ---------    -----------    -----------
           Total ..................................................     (49,992)     (81,799)      (170,090)      (247,317)
                                                                      ---------    ---------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES .............     349,054      300,902        757,333        575,619
    Income Tax Expense ............................................     120,854      106,930        258,994        202,089
                                                                      ---------    ---------    -----------    -----------
INCOME FROM CONTINUING OPERATIONS .................................     228,200      193,972        498,339        373,530
    Income from Discontinued Operations, net of tax ...............     134,839           --        131,949             --
                                                                      ---------    ---------    -----------    -----------
NET INCOME ........................................................   $ 363,039    $ 193,972    $   630,288    $   373,530
                                                                      =========    =========    ===========    ===========

 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                      DECEMBER 31,   SEPTEMBER 30,
                                                          2002           2003
                                                      -----------    -----------
CURRENT ASSETS:
     Cash and cash equivalents ....................   $    70,866    $    14,693
     Accounts and notes receivable, net ...........        99,304        113,423
     Accrued unbilled revenues ....................        70,385         82,801
     Materials and supplies .......................        59,941         56,790
     Taxes receivable .............................        40,997         72,136
     Other ........................................        11,838          8,847
                                                      -----------    -----------
          Total current assets ....................       353,331        348,690
                                                      -----------    -----------

PROPERTY, PLANT AND EQUIPMENT:

     Property, plant and equipment ................     5,959,843      6,053,158
     Less accumulated depreciation and amortization    (2,122,611)    (2,238,237)
                                                      -----------    -----------
          Property, plant and equipment, net ......     3,837,232      3,814,921
                                                      -----------    -----------

OTHER ASSETS:

     Other intangibles, net .......................        39,912         39,429
     Regulatory assets ............................     3,970,007      4,743,310
     Notes receivable -- affiliated companies .....       814,513        814,513
     Other ........................................        66,049         84,005
                                                      -----------    -----------
          Total other assets ......................     4,890,481      5,681,257
                                                      -----------    -----------

              TOTAL ASSETS ........................   $ 9,081,044    $ 9,844,868
                                                      ===========    ===========

 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                    CONSOLIDATED BALANCE SHEETS - (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                        DECEMBER 31,   SEPTEMBER 30,
                                                            2002           2003
                                                         ----------     ----------
CURRENT LIABILITIES:
     Current portion of long-term debt ...............   $   18,758     $   41,228
     Accounts payable ................................       32,362         26,120
     Accounts payable -- affiliated companies, net ...       43,662         32,118
     Notes payable -- affiliated companies, net ......      214,976        127,705
     Taxes accrued ...................................       85,205         66,813
     Interest accrued ................................       78,355         30,923
     Regulatory liabilities ..........................      168,173        180,932
     Franchise fees accrued ..........................       33,837         44,338
     Other ...........................................       23,894         26,014
                                                         ----------     ----------
          Total current liabilities ..................      699,222        576,191
                                                         ----------     ----------

OTHER LIABILITIES:
     Accumulated deferred income taxes, net ..........    1,419,301      1,667,252
     Unamortized investment tax credits ..............       53,581         50,064
     Benefit obligations .............................       61,671         80,576
     Regulatory liabilities ..........................      940,615        642,312
     Notes payable -- affiliated companies ...........      916,400        379,900
     Accounts payable -- affiliated companies ........           --        395,516
     Other ...........................................       24,987         13,101
                                                         ----------     ----------
          Total other liabilities ....................    3,416,555      3,228,721
                                                         ----------     ----------

LONG-TERM DEBT .......................................    2,641,281      3,347,078
                                                         ----------     ----------

 COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 8)

MEMBER'S EQUITY:
     Common stock ....................................            1              1
     Paid-in capital .................................    2,205,039      2,200,401
     Retained earnings ...............................      118,946        492,476
                                                         ----------     ----------
          Total member's equity ......................    2,323,986      2,692,878
                                                         ----------     ----------

              TOTAL LIABILITIES AND MEMBER'S EQUITY ..   $9,081,044     $9,844,868
                                                         ==========     ==========


 See Notes to the Company's Unaudited Consolidated Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                                     -------------------------------
                                                                                           2002           2003
                                                                                        ---------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income ...................................................................      $ 630,288    $   373,530
    Less: Income from discontinued operations ....................................       (131,949)            --
                                                                                        ---------    -----------
    Income from continuing operations ............................................        498,339        373,530
    Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
        Depreciation and amortization ............................................        204,282        202,628
        Deferred income taxes ....................................................        272,066        253,181
        Investment tax credits ...................................................         (3,517)        (3,517)
        Changes in other assets and liabilities:
           Accounts and notes receivable, net ....................................       (356,085)       (26,535)
           Accounts receivable/payable, affiliates ...............................        (21,259)       (11,543)
           Taxes receivable ......................................................         52,755        (31,139)
           Inventory .............................................................          9,298          3,151
           Accounts payable ......................................................         39,940        (14,677)
           Fuel cost recovery ....................................................        164,151             --
           Interest and taxes accrued ............................................        (33,808)       (50,824)
           Net regulatory assets and liabilities .................................       (823,597)      (664,421)
           Other current assets ..................................................         (1,169)         4,411
           Other current liabilities .............................................       (105,696)        12,621
           Other assets ..........................................................         89,882         (2,815)
           Other liabilities .....................................................         19,884         (8,789)
        Other, net ...............................................................          5,021          1,528
                                                                                        ---------    -----------
               Net cash provided by operating activities .........................         10,487         36,790
                                                                                        ---------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures .........................................................       (278,977)      (160,667)
    Decrease (increase) in restricted cash .......................................          1,448         (1,420)
                                                                                        ---------    -----------
               Net cash used in investing activities .............................       (277,529)      (162,087)
                                                                                        ---------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt .....................................             --      1,257,762
    Increase in short-term borrowing, net ........................................        223,220             --
    Increase (decrease) in short-term notes with affiliates, net .................       (231,249)        62,729
    Payments of long-term debt ...................................................        (13,405)      (531,024)
    Decrease in long-term notes payable, affiliates ..............................             --       (686,500)
    Debt issuance costs ..........................................................             --        (33,903)
    Payment of common stock dividend .............................................       (222,538)            --
    Other, net ...................................................................            (35)            60
                                                                                        ---------    -----------
           Net cash provided by (used in) financing activities ...................       (244,007)        69,124
                                                                                        ---------    -----------

NET CASH PROVIDED BY DISCONTINUED OPERATIONS .....................................        513,894             --
                                                                                        ---------    -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .............................          2,845        (56,173)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .................................          3,428         70,866
                                                                                        ---------    -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD .......................................      $   6,273    $    14,693
                                                                                        =========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
    Interest .....................................................................      $  98,995    $   286,905
    Income taxes .................................................................             --             --


See Notes to the Company's Unaudited Consolidated Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

          NOTES TO UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(1)   BACKGROUND AND BASIS OF PRESENTATION

      Included in this Quarterly Report on Form 10-Q of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, together with its subsidiaries, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Company has filed a Current Report on Form 8-K dated May 15, 2003 (May 15, 2003 Form 8-K). The May 15, 2003 Form 8-K gives effect to certain reclassifications that have been made to the Company's historical financial statements as presented in the Annual Report on Form 10-K of CenterPoint Houston (CenterPoint Houston Form 10-K) for the year ended December 31, 2002. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the May 15, 2003 Form 8-K, including the exhibits thereto, and the Quarterly Reports on Form 10-Q of CenterPoint Houston for the quarter ended March 31, 2003 and the quarter ended June 30, 2003.

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

      CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The 1935 Act, among other things, generally limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. The United States Congress is currently considering legislation that has a provision that would repeal the 1935 Act. The Company cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of such law on its business.

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

The following notes to the consolidated annual financial statements included in
Exhibit 99.2 to the May 15, 2003 Form 8-K (CenterPoint Houston 8-K Notes) relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

      CenterPoint Houston 8-K Notes: Notes 3(e) (Regulatory Assets and Liabilities), 4 (Regulatory Matters), 8(a) (Pension Plans) and 10 (Commitments and Contingencies).

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

      Total revenues included in discontinued operations for the three months and nine months ended September 30, 2002 were $4.1 billion and $10.0 billion, respectively. These amounts have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Income from discontinued operations for the three and nine months ended September 30, 2002 is reported net of income tax expense of $130 million and $254 million, respectively.

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

      The Company has not identified any asset retirement obligations; however, the Company recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of September 30, 2003, these removal costs of $229 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. The Company has applied this guidance as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three months or nine months ended September 30, 2002. The Company has reclassified the $25 million loss on debt extinguishment related to the fourth quarter of 2002 from an extraordinary item to interest expense as presented in its May 15, 2003 Form 8-K.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The Company adopted the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on the Company's consolidated financial statements.

      In November 2002, the FASB issued FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of certain guarantees. In addition, FIN 45 requires disclosures about the guarantees that an entity has issued. The provision for initial recognition and measurement of the liability was applied on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure provisions of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN 45 did not materially affect the Company's consolidated financial statements.

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the FASB deferred the application of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The FASB is currently considering several amendments to FIN 46, and the Company will analyze the impact, if any, these changes may have on its consolidated financial statements upon ultimate implementation of FIN 46. The Company does not expect the adoption of FIN 46 to have any effect on its consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2002 for new, acquired, or newly modified forward contracts. The adoption of SFAS No. 149 had no effect on the Company's consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The adoption of SFAS No. 150 had no effect on the Company's consolidated financial statements.

(4) REGULATORY MATTERS

(a)   Excess Cost Over Market (ECOM) True-Up.

      The Company's affiliate, Texas Genco, sells, through auctions, entitlements to substantially all of its installed electric generation capacity, excluding reserves for planned and forced outages. From September 2001 through September 2003, Texas Genco conducted auctions, as required by the Public Utility Commission of Texas (Texas Utility Commission) and by CenterPoint Energy's master separation agreement with Reliant Resources.

      The capacity auctions continue to be consummated at market-based prices that are below the estimate of those prices made by the Texas Utility Commission in the spring of 2001. The Texas electric restructuring law allows recovery, in a "true-up" proceeding in 2004 (2004 True-Up Proceeding), of the difference between the prices for power sold in state mandated auctions from January 1, 2002 through December 31, 2003 and earlier estimates of market power prices by the Texas Utility Commission (ECOM True-Up). This calculation (the ECOM Calculation) measures the difference between (1) an imputed margin that reflects the actual market power prices received in the state mandated auctions, actual fuel expense and generation, and (2) the margin included in the Texas Utility Commission's estimates of power prices, fuel expense and generation in the ECOM model developed by the Texas Utility Commission (the ECOM Margin). The resulting difference is the ECOM True-Up amount.

      The ECOM model from which the ECOM Margin is derived provides only annual estimates of power prices, fuel expense and generation. Accordingly, the Company must form its own quarterly allocation estimates during 2002-2003 for the purpose of determining ECOM True-Up revenue.

      Beginning January 1, 2002, the Company allocated the ECOM Margin in the Company's ECOM Calculation based on annual estimated forecasts of power prices, fuel expense and generation. In the second quarter of 2003, the Company began using a cumulative methodology for allocating ECOM Margin. This methodology uses revenue amounts based on the actual state mandated auction price results and actual generation for historical periods, as well as forecasted amounts for the balance of 2003, rather than forecasted amounts for the two-year period allocated on an annual basis. Changes in estimates that affect the allocation of ECOM Margin will have an effect on the amount of ECOM True-Up revenue recorded in a specific period, but will not affect the total amount of ECOM True-Up revenue recorded during the two-year period ending December 31, 2003. Beginning in 2004, the ECOM Calculation will no longer apply.

      In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the three months ended September 30, 2002 and 2003, the Company recorded approximately $240 million and $222 million, respectively, in non-cash ECOM True-Up revenue. In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the nine months ended September 30, 2002 and 2003, the Company recorded approximately $551 million and $455 million, respectively, in non-cash ECOM True-Up revenue. ECOM True-Up revenue is recorded as a regulatory asset and totaled $1.2 billion as of September 30, 2003. In October 2003, a group of intervenors filed a petition asking the Texas Utility Commission to open a rulemaking proceeding and reconsider certain aspects of its ECOM rules.

On November 5, 2003, the Texas Utility Commission voted to deny the petition. Despite the denial of the petition, the Company expects that issues could be raised in the 2004 True-Up Proceeding regarding the Company's compliance with the Texas Utility Commission's rules regarding ECOM True-Up, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state mandated auctions. The Company believes Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM True-Up regulatory asset no longer probable, the Company would write off the unrecoverable balance of such asset as a charge against earnings. For additional information regarding the capacity auctions and the related true-up proceeding, please read Notes 3(e) and 4(a) to the CenterPoint Houston 8-K Notes, which are incorporated herein by reference.

(b) Regulatory Assets Contingency.

      As of September 30, 2003, in contemplation of the 2004 True-Up Proceeding, the Company has recorded, in addition to the ECOM amounts described above, a regulatory asset of $2.5 billion representing the estimated future recovery of previously incurred costs. This estimated recovery is based upon current projections of the market value of the CenterPoint Energy's Texas generation assets to be covered by the 2004 True-Up Proceeding calculations. This estimated recovery amount includes:

      - $1.1 billion of previously recorded accelerated depreciation (an amount equal to earnings above a stated overall annual rate of return on invested capital that was used to recover the Company's investment in generation assets);

      -     $841 million of redirected depreciation; and

      -     $396 million related to the Texas Genco distribution.

      Offsetting this regulatory asset is an $820 million regulatory liability relating to an order issued by the Texas Utility Commission in 2001 to refund amounts relating to prior mitigation of anticipated stranded costs. The Texas Utility Commission ruled that those amounts should be refunded based on its conclusion that those amounts would result in an over-mitigation of stranded costs unless they were refunded. The Company began refunding those amounts (excess mitigation credits) with January 2002 bills and is scheduled to continue to refund those credits over a seven-year period.

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

      On June 26, 2003, the Company filed a petition with the Texas Utility Commission seeking to cease refunding excess mitigation credits on the ground that continuation of the refund in light of current projections of stranded costs only increases the amount of stranded costs that the Company will seek to recover in the 2004 True-Up Proceeding. The excess mitigation credits amount to approximately $18 million per month. This proceeding is currently pending before the Texas Utility Commission.

(c) Fuel Reconciliation Contingency.

      Texas Genco and the Company filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission on July 1, 2002. This final fuel reconciliation filing covers reconcilable fuel revenue, fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. Also included in this amount is an under-recovery of $94 million, which was the balance at July 31, 1997 as approved in the Company's last fuel reconciliation. On March 3, 2003, a settlement agreement was filed under which certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million will be carried forward for resolution by the Texas Utility Commission in late 2003 or early 2004. A hearing is scheduled to begin on November 12, 2003.

(d) 2004 True-Up Proceeding.

     Under the Texas electric restructuring law, the Texas Utility Commission is required to conduct true-up proceedings for each investor-owned utility whose generation assets were "unbundled" from its transmission and distribution assets in order to quantify and reconcile the amount of stranded costs, ECOM True-Up, unreconciled fuel costs, "price to beat" clawback component (See Note 8(b)) and other regulatory assets associated with electric generation operations (true-up components). On June 18, 2003, the Texas Utility Commission ruled that the Company's filing for recovery of its true-up components will be made on March 31, 2004. The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although, under its rules the Texas Utility Commission can extend the 150 day deadline for good cause.

      Any delay in the final order date will result in a delay in the securitization of the Company's stranded costs and the start of recovery of certain carrying costs through non-bypassable charges to the Company's customers. In addition, the March 31, 2004 filing date for the Company's recovery of its true-up components means that the calculation of the market value per share of the Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination might be more than the purchase price per share calculated under the option held by Reliant Resources to purchase CenterPoint Energy's 81% ownership interest in Texas Genco. Under the option, the purchase price will be based on market prices during the 120 trading days ending on January 9, 2004, but under the filing schedule prescribed by the Texas Utility Commission, the value of that ownership interest for the stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004. If Reliant Resources exercises its option at a lower price than the market value used by the Texas Utility Commission, the Company would be unable to recover the difference.

     The Company will be required to establish and support the amounts it seeks to recover in the 2004 True-Up Proceeding. Third parties will have the opportunity and are expected to challenge the Company's calculation of these costs. The Company and the anticipated intervenors in the 2004 True-Up Proceeding have engaged in settlement discussions to determine if any or all of the true-up components can be resolved outside a contested proceeding.

      The Company expects that upon completion of the 2004 True-Up Proceeding, it will seek to securitize its stranded costs, any regulatory assets not previously securitized by the October 2001 issuance of transition bonds and, to the extent permitted by the Texas Utility Commission, the balance of the other true-up components. Before the Company can securitize these amounts, the Texas Utility Commission must conduct a proceeding and issue a financing order authorizing it to do so. Under the Texas electric restructuring law, the Company is entitled to recover any portion of the true-up components not securitized by transition bonds through a non-bypassable competition transition charge assessed to its customers.

      Following adoption of the True-Up rule by the Texas Utility Commission, the Company appealed certain aspects of the rule, including the decision to permit interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the True-Up Proceeding, instead of from January 1, 2002, as the Company had requested. That appeal remains pending before the Texas Supreme Court, which has not agreed to hear the appeal but has requested the parties to file briefs concerning the issues in the case.

(5) LONG-TERM DEBT AND SHORT-TERM BORROWINGS


                                                            DECEMBER 31, 2002             SEPTEMBER 30, 2003
                                                            -----------------             ------------------
                                                        LONG-TERM       CURRENT(1)     LONG-TERM       CURRENT(1)
                                                        ---------       ----------     ---------       ----------
                                                                           (IN MILLIONS)
Long-term debt:
  Mortgage bonds 5.60% to 9.15% due 2013 to 2033(2) ..  $     615       $      --      $   1,365       $      --
  Term loan, LIBOR plus 9.75%, due 2005(3) ...........      1,310              --          1,310              --
  Series 2001-1 Transition Bonds 3.84% to 5.63%
     due 2002 to 2013(4) .............................        717              19            676              41
  Other ..............................................         (1)             --             (4)             --
                                                        ---------       ---------      ---------       ---------
  Long-term debt to third parties ....................      2,641              19          3,347              41
  Notes payable to affiliate 4.00% to 6.70%(5) .......        916             167            380              17
Short-term borrowings from affiliates ................         --              48             --             111
                                                        ---------       ---------      ---------       ---------
     Total borrowings ................................  $   3,557       $     234      $   3,727       $     169
                                                        =========       =========      =========       =========

----------
(1)   Includes amounts due within one year of the date noted.

(2) Excludes $924 million of first mortgage bonds and general mortgage bonds that the Company has issued as collateral for long-term debt of CenterPoint Energy. Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3) Under the term loan, the London interbank offered rate (LIBOR) rate is subject to a floor of 3%. This collateralized term loan is secured by the Company's general mortgage bonds.

(4) The Series 2001-1 Transition Bonds were issued by one of the Company's subsidiaries, and are non-recourse to the Company. For further discussion of the securitization financing, see Note 4(a) of the CenterPoint Houston 8-K Notes.

(5) Notes payable to affiliate at September 30, 2003, have the same principal amounts and interest rates as pollution control bond obligations of CenterPoint Energy that are secured by first mortgage bonds of the Company.

Money Pool Borrowings

      On September 30, 2003, the Company had borrowed approximately $111 million from its affiliates, which had a weighted average interest rate of 6.37%. The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. The Company is authorized to borrow up to a limit of $600 million from the money pool. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding company systems under the 1935 Act and with the orders we have received pursuant to the 1935 Act.

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

      On September 2, 2003, the Company and the lender parties thereto amended the $1.3 billion term loan to, among other things, allow the Company to issue an additional $500 million of debt secured by its general mortgage bonds without requiring that the net proceeds be applied to prepay the loans outstanding under that term loan.

      On September 9, 2003, the Company issued $300 million aggregate principal amount of general mortgage bonds with an interest rate of 5.75% and a maturity date of January 15, 2014. This issuance utilized $300 million of the Company's additional debt capacity described in the preceding paragraph. Proceeds were used to repay approximately $258 million of intercompany notes payable to CenterPoint Energy and to repay approximately $40 million of money pool borrowings. Proceeds in the amount of approximately $292 million from the note and money pool repayments were ultimately used by CenterPoint Energy to repay a portion of the term loan under its credit facility.

      The following table shows future maturity dates of long-term debt issued by CenterPoint Houston and expected future maturity dates of the transition bonds issued by CenterPoint Energy Transition Bond Company, LLC, a subsidiary of the Company (Bond Company) as of September 30, 2003. Amounts are expressed in thousands.

              CENTERPOINT HOUSTON
              -------------------                          TRANSITION
YEAR      THIRD-PARTY       AFFILIATE       SUB-TOTAL         BONDS           TOTAL
----      -----------       ---------       ---------      ----------         -----
2003 ...   $       --      $   16,600      $   16,600      $       --      $   16,600
2004 ...           --              --              --          41,189          41,189
2005 ...    1,310,000              --       1,310,000          46,806       1,356,806
2006 ...           --              --              --          54,295          54,295
2007 ...           --              --              --          59,912          59,912
2008 ...           --              --              --          65,529          65,529
2009 ...           --              --              --          73,018          73,018
2010 ...           --              --              --          80,506          80,506
2011 ...           --              --              --          87,995          87,995
2012 ...           --          45,570          45,570          99,229         144,799
2013 ...      450,000              --         450,000         108,590         558,590
2014 ...      300,000              --         300,000              --         300,000
2015 ...           --         150,850         150,850              --         150,850
2017 ...           --         127,385         127,385              --         127,385
2021 ...      102,442              --         102,442              --         102,442
2023 ...      200,000              --         200,000              --         200,000
2027 ...           --          56,095          56,095              --          56,095
2033 ...      312,275              --         312,275              --         312,275
           ----------      ----------      ----------      ----------      ----------
Total ..   $2,674,717      $  396,500      $3,071,217      $  717,069      $3,788,286
           ==========      ==========      ==========      ==========      ==========

      First mortgage bonds and general mortgage bonds in aggregate principal amounts of $102 million and $1.3 billion, respectively, have been issued directly to third parties. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

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

YEAR                     FIRST MORTGAGE BONDS   GENERAL MORTGAGE BONDS       TOTAL
----                     --------------------   ----------------------       -----
2003..................       $    16,600            $        --           $   16,600
2011..................                --                 19,200               19,200
2012..................            45,570                     --               45,570
2015..................           150,850                     --              150,850
2017..................           127,385                     --              127,385
2018..................                --                 50,000               50,000
2019..................                --                200,000              200,000
2020..................                --                 90,000               90,000
2026..................                --                100,000              100,000
2027..................            56,095                     --               56,095
2028..................                --                 68,000               68,000
                             -----------            -----------           ----------
Total                        $   396,500            $   527,200           $  923,700
                             ===========            ===========           ==========

      The aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $400 million based on estimates of the value of the Company's property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on the Company and CenterPoint Energy under debt instruments expiring in November 2005, limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million.

      As of September 30, 2003, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in thousands.

                                                         ISSUED AS        ISSUED AS COLLATERAL
                               ISSUED DIRECTLY TO      COLLATERAL FOR       FOR CENTERPOINT
                                 THIRD PARTIES       THE COMPANY'S DEBT      ENERGY'S DEBT          TOTAL
                                 -------------       ------------------      -------------          -----
First Mortgage Bonds.........     $   102,442            $        --            $   396,500      $   498,942
General Mortgage Bonds.......       1,262,275              1,310,000                527,200        3,099,475
                                  -----------            -----------            -----------      -----------
  Total                           $ 1,364,717            $ 1,310,000            $   923,700      $ 3,598,417
                                  ===========            ===========            ===========      ===========

      The Bond Company has $717 million aggregate principal amount of outstanding transition bonds. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as CenterPoint Houston's long-term debt, although the holders of the transition bonds have no recourse to any of CenterPoint Houston's assets or revenues, and CenterPoint Houston's creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Bond Company. CenterPoint Houston has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between CenterPoint Houston and the Bond Company and in an intercreditor agreement among CenterPoint Houston, the Bond Company and other parties.

      Liens. The Company's assets are subject to liens securing approximately $499 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking or improvement fund and replacement fund requirements for 2001, 2002 and 2003 have been satisfied by certification of property additions. The replacement fund requirement satisfied in 2003 was approximately $354 million, and the sinking or improvement fund requirement satisfied in 2003 was approximately $8 million. The Company's assets are subject to liens securing approximately $3.1 billion of general mortgage bonds, which are junior to the liens of the first mortgage bonds.

(6) COMPREHENSIVE INCOME

      The following table summarizes the components of total comprehensive income:

                                                         FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                                SEPTEMBER 30,                   SEPTEMBER 30,
                                                                -------------                   -------------
                                                            2002            2003           2002           2003
                                                            ----            ----           ----           ----
                                                                               (IN MILLIONS)
Net income..............................................  $     363       $     194      $     630      $     374
                                                          ---------       ---------      ---------      ---------
Other comprehensive income (loss):
  Additional minimum non-qualified pension liability
    adjustment..........................................         --              --              1             --
  Other comprehensive income (loss) from
    discontinued operations.............................        (18)             --            202             --
                                                          ---------       ---------      ---------      ---------
Other comprehensive income (loss).......................        (18)             --            203             --
                                                          ---------       ---------      ---------      ---------
Comprehensive income                                      $     345       $     194      $     833      $     374
                                                          =========       =========      =========      =========

(7) RELATED PARTY TRANSACTIONS

      From time to time, the Company has receivables from, or payables to, CenterPoint Energy or its subsidiaries. As of September 30, 2003, the Company had net accounts payable-affiliated companies of $32 million, which included accounts payable of $38 million, partially offset by accounts receivable of $6 million. Long-term note payable to affiliate was $1.1 billion as of December 31, 2002 and $397 million as of September 30, 2003. For more information on the long-term note payable to affiliate see Note 5. The Company had net interest expense related to affiliate borrowings of $14 million and $64 million for the three months and nine months ended September 30, 2002, respectively and $4 million and $18 million for the three months and nine months ended September 30, 2003, respectively. As of September 30, 2003, the Company had $396 million in long-term accounts payable-affiliated companies, which related to the Texas Genco distribution. In the first quarter of 2003, CenterPoint Energy recorded a $396 million impairment related to the partial distribution of its investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, the Company has recorded a regulatory asset reflecting its right to recover this amount and an associated payable to CenterPoint Energy. For more information on the 2004 True-Up Proceeding see Notes 4(b) and 4(d).

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

      For the three months and nine months ended September 30, 2002, revenues, excluding transition charges, derived from energy delivery charges provided by the Company to subsidiaries of Reliant Resources, a former affiliate, totaled $298 million and $661 million, respectively.

      Although the former retail sales business is no longer conducted by the Company, retail customers remained regulated customers of the Company through the date of their first meter reading in January 2002. During this transition period, the Company purchased $56 million of power from Texas Genco.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $24 million and $82 million for the three and nine months ended September 30, 2002, respectively, and $27 million and $84 million for the three and nine months ended September 30, 2003, respectively, and are included primarily in operation and maintenance expenses.

(8) COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

      The Company's predecessor, Reliant Energy, and certain of its former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, CenterPoint Energy, the Company and each of their subsidiaries are entitled to be indemnified by Reliant Resources for any losses, including attorneys' fees and other costs, arising out of the lawsuits described under "California Electricity and Gas Market Cases," "Western States Class Action," "Long-Term Contract Class Action," "Gas Trading Cases," "Gas Futures Cases," "Trading and Marketing Activities" and "Other Class Action Lawsuits." Pursuant to the indemnification obligation, Reliant Resources is defending the Company and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

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

      Following the filing of the Attorney General cases, seven additional class action cases were filed in state courts in Northern California. Each of these purported to represent the same class of California ratepayers, asserted the same claims as asserted in the other California class action cases, and in some instances repeated as well the allegations in the Attorney General cases. All of these cases were removed and consolidated in federal district court in San Diego. The court dismissed the consolidated case on grounds that the claims were barred by federal preemption of regulation of wholesale rates by the Federal Energy Regulatory Commission (FERC) and the filed rate doctrine. The plaintiffs have filed a notice of appeal.

      In July 2003, the City of Los Angeles Attorney filed suit against CenterPoint Energy, Reliant Energy, Reliant Resources, Reliant Energy Services and one of Reliant Resources' employees in federal court in Los Angeles. The lawsuit alleges that the defendants conspired to manipulate the price for natural gas in breach of Reliant Energy Services' contract to supply the Los Angeles Department of Water and Power (LADWP) with natural gas in violation of federal and state antitrust laws, the federal Racketeer Influenced and Corrupt Organization Act and the California False Claims Act. The lawsuit seeks treble damages for the alleged overcharges for gas purchased by

LADWP of an estimated $218 million, interest, costs of suit and attorneys' fees. The Company has filed a motion to dismiss the lawsuit for, among other things, lack of personal jurisdiction, and the defendants have filed a notice seeking to consolidate this case for pretrial purposes with the cases described under "Gas Trading Cases."

      Western States Class Action. In May 2003, a class action lawsuit was filed against Reliant Resources, Reliant Energy and various market participants in state court in San Diego County, California. The plaintiffs allege that Reliant Resources and Reliant Energy engaged in unfair, unlawful and fraudulent business practices and violations of the California antitrust laws by manipulating energy markets in California and the West. The action is brought on behalf of all persons and businesses residing in Oregon, Washington, Utah, Nevada, Idaho, New Mexico, Arizona and Montana. The lawsuit seeks injunctive relief, treble damages, restitution, costs of suit and attorney's fees. In May 2003, the case was removed to federal court in San Diego. The plaintiffs have moved to remand the case back to state court. The case has been transferred to the visiting judge in San Diego before whom most of the other electricity cases have been consolidated.

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

      Gas Trading Cases. CenterPoint Energy, Reliant Resources and Reliant Energy have been named as defendants in two lawsuits filed on behalf of a class of purchasers of natural gas alleging violations of state antitrust laws and state laws against unfair and unlawful business practices based on an alleged conspiracy with Enron Corp. to manipulate the California natural gas markets in 2000 and 2001. One lawsuit was filed in April 2003 in state court in Los Angeles County, California, and the other was filed in May 2003 in state court in San Diego County, California. The complaints are based on certain conclusions in a report by the FERC staff even though the staff investigation found no evidence that Reliant or Reliant's trader intended to manipulate gas prices and FERC has concluded that the trading activity did not violate the Natural Gas Act or any FERC regulation. The complaint seeks injunctive and declaratory relief, compensatory and punitive damages, restitution, costs of suit and attorneys' fees. The complaint alleges that there were "well over one billion dollars in excess charges to California consumers during the 2000 through 2001 time period." The plaintiffs are seeking a trebling of any damages award. Reliant Resources removed both cases to federal court and the plaintiffs in both cases have moved to remand the cases back to state court. The plaintiffs in the San Diego case have also filed a petition with the Federal Judicial Panel on Multidistrict Litigation to transfer the case to federal court in Nevada. The defendants have filed their own motion with the Panel to transfer the case to the Northern District of California and requested that the case be heard by a judge from the Southern District of New York. While Reliant Resources has not yet filed an answer, the Company understands that Reliant Resources intends to deny both the alleged violation of any laws and the participation in a conspiracy with Enron. Neither CenterPoint Energy nor Reliant Energy was a party in the proceedings in which the report was submitted. Only former subsidiaries of the predecessor to the Company engaged in gas trading activities in California; however, neither CenterPoint Energy nor any of its current subsidiaries, including the Company, has ever engaged in gas trading in California.

      Gas Futures Cases. In August 2003, a class action lawsuit was filed against CenterPoint Houston and Reliant Energy Services in federal court in New York on behalf of purchasers of natural gas futures contracts on the New York Mercantile Exchange (NYMEX). A second, similar class action with filed in the same court in October 2003. The complaints allege that the defendants manipulated the price of natural gas through their gas trading activities and price reporting practices in violation of the Commodity Exchange Act during the period January 1, 2000 through December 31, 2002. The plaintiffs seek damages based on the effect of such alleged manipulation on the value of the gas futures contracts they bought or sold. CenterPoint Houston has not yet been served in the second action.

      Other Trading and Marketing Activities. Reliant Energy has been named as a party in several lawsuits and regulatory proceedings relating to the trading and marketing activities of its former subsidiary, Reliant Resources.

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

      The Company believes that none of the lawsuits described in "Other Class Action Lawsuits" has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to any of the plaintiffs.

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

      On February 27, 2003, the state court of appeals in Houston rendered an opinion reversing the judgment against CenterPoint Energy and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The Three Cities have filed a petition for review at the Texas Supreme Court and the court has requested briefs from the parties.

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

(b) "Price to Beat" Clawback Component.

      In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The 2004 True-Up Proceeding provides for a clawback of the "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by a non-affiliated retail electric provider by January 1, 2004. Pursuant to the Texas electric restructuring law and the master separation agreement between Reliant Energy and Reliant Resources, Reliant Resources is obligated to pay the Company for the clawback component of the 2004 True-Up Proceeding. The clawback may not exceed $150 times the number of customers served by the affiliated retail electric provider in the transmission and distribution utility's service territory, less the number of customers served by the affiliated retail electric provider outside the transmission and distribution utility's service territory, on January 1, 2004. As reported in Reliant Resources' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003, filed with the SEC on November 12, 2003, Reliant Resources expects that the clawback payment will be in the range of $170 million to $180 million, with a most probable estimate of $175 million.

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

      CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries other than Texas Genco, which is an exempt wholesale generator under the 1935 Act. The 1935 Act, among other things, limits the ability of the holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions. CenterPoint Energy and its subsidiaries, including us, received an order from the Securities and Exchange Commission
(SEC) relating to financing and other activities (June 2003 Financing Order), which is effective until June 30, 2005.

      On August 1, 2003, the SEC issued a supplemental order which allowed us to issue additional external debt over the amount permitted in the June 2003 Financing Order. For more information regarding these orders, please read " - Liquidity - Certain Contractual and Regulatory Limits on Ability to Issue Securities."

      The Interim Financial Statements have been prepared to reflect the effect of the Restructuring as described above as it relates to us, and have been prepared based upon Reliant Energy's historical consolidated financial statements.

      The Interim Financial Statements for the three months and nine months ended September 30, 2002, present the former subsidiaries of Reliant Energy that were distributed to CenterPoint Energy in the Restructuring as discontinued operations, in accordance with Statement of Financial Accounting Standards
(SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144).

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months and nine months ended September 30, 2003 and the three months and nine months ended September 30, 2002. Reference is made to "Management's Narrative Analysis of Results of Operations" in Exhibit 99.1 to our Current Report on Form 8-K dated May 15, 2003 (May 15, 2003 Form 8-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

      Our results of operations are affected by, among other things, seasonal fluctuations and other changes in the demand for electricity, the actions of various governmental authorities having jurisdiction over the rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Exhibit 99.1 to the May 15, 2003 Form 8-K, each of which is incorporated herein by reference. The discontinuation of non-cash operating income associated with generation-related regulatory assets, or Excess Cost Over Market (ECOM) is also expected to negatively impact our earnings in 2004.

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

      The following table sets forth our consolidated results of operations for the three months and nine months ended September 30, 2002 and 2003, followed by a discussion of our consolidated results of operations.

                                                         THREE MONTHS ENDED SEPTEMBER 30,        NINE MONTHS ENDED SEPTEMBER 30,
                                                         --------------------------------        -------------------------------
                                                             2002               2003                2002                2003
                                                             ----               ----                ----                ----
                                                                                 (IN MILLIONS)
Operating Revenues:
  Electric revenues.................................     $      420          $      432          $    1,206          $    1,128
  ECOM true-up......................................            240                 222                 551                 455
                                                         ----------          ----------          ----------          ----------
   Total Operating Revenues.........................            660                 654               1,757               1,583
                                                         ----------          ----------          ----------          ----------
Operating Expenses:
  Purchased power...................................             --                  --                  56                  --
  Operation and maintenance.........................            130                 139                 401                 398
  Depreciation and amortization.....................             75                  70                 204                 203
  Taxes other than income...........................             56                  62                 169                 159
                                                         ----------          ----------          ----------          ----------
   Total Operating Expenses.........................            261                 271                 830                 760
                                                         ----------          ----------          ----------          ----------
Operating Income....................................            399                 383                 927                 823
Interest Expense and Distribution on Trust
  Preferred Securities..............................            (58)                (90)               (185)               (273)
Other Income, net...................................              8                   8                  15                  26
                                                         ----------          ----------          ----------          ----------
Income from Continuing Operations Before Income
  Taxes.............................................            349                 301                 757                 576
Income Tax Expense..................................           (121)               (107)               (259)               (202)
                                                         ----------          ----------          ----------          ----------
Income from Continuing Operations...................            228                 194                 498                 374
Income from Discontinued Operations, net of tax.....            135                  --                 132                  --
                                                         ----------          ----------          ----------          ----------
Net Income..........................................     $      363          $      194          $      630          $      374
                                                         ==========          ==========          ==========          ==========
Residential Throughput (in gigawatt-hours
  (GWh)) (1)........................................          7,966               8,134              18,735              19,183

--------------
(1) Usage volumes (KWh) for commercial and industrial customers are excluded from throughput because the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

      We reported operating income of $383 million for the three months ended September 30, 2003, consisting of $161 million for the regulated electric transmission and distribution utility and non-cash operating income of $222 million associated with ECOM, as described below. For the three months ended September 30, 2002, operating income was $399 million, consisting of $159 million for the regulated electric transmission and distribution utility and non-cash operating income of $240 million associated with ECOM.

      Our business, excluding ECOM and transition related operating income, continues to benefit from solid customer growth. Revenues increased from the addition of over 50,000 metered customers since September 2002 ($13 million) partially offset by milder weather ($4 million).

      Under the Texas electric restructuring law, a regulated utility may recover, in its 2004 stranded cost true-up proceeding, any difference between market prices received through the state mandated auctions from January 1, 2002 through December 31, 2003 and the Texas Utility Commission's earlier estimates of those market prices. During 2002 and 2003, this difference, referred to as ECOM, produced non-cash operating income and is recorded as a regulatory asset. The reduction in ECOM True-Up revenue of $18 million from 2002 to 2003 is primarily a result of higher capacity auction prices for Texas Genco for this period in 2003 compared to the same period in 2002.

      Operation and maintenance expense increased $9 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to higher pension and employee benefit expenses of $7 million.

      Depreciation and amortization expense decreased $5 million for the three months ended September 30, 2003 as compared to the same period in 2002 due to decreased amortization of securitized assets ($7 million), partially offset by increases in plant in service ($2 million). The amortization of securitized assets is offset by revenue from non-bypassable transition charges payable by retail electric customers.

      Taxes other than income taxes increased $6 million for the three months ended September 30, 2003 as compared to the same period in 2002 primarily due to increased property tax ($2 million) and increased city franchise fees ($4 million).

      Interest expense increased $32 million for the three months ended September 30, 2003 as compared to the same period in 2002 due to higher borrowing costs and increased debt levels and financing costs.

      Our effective tax rate for the three months ended September 30, 2002 and 2003 was 34.6% and 35.5%, respectively.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

      We reported operating income of $823 million for the nine months ended September 30, 2003, consisting of $368 million for the regulated electric transmission and distribution utility and non-cash operating income of $455 million associated with ECOM. For the nine months ended September 30, 2002, operating income was $927 million, consisting of $376 million for the regulated electric transmission and distribution utility and non-cash operating income of $551 million associated with ECOM. Although our former retail sales business is no longer conducted by us, retail customers remained regulated customers of the regulated utility through the date of their first meter reading in 2002. The purchased power costs of $56 million for the nine months ended September 30, 2002 relate to operation of the regulated utility during this transition period.

      Increased revenues from customer growth ($33 million) and positive impacts of weather ($1 million) were more than offset by transition period revenues in 2002 ($98 million) and decreased industrial demand.

      The reduction in ECOM True-Up revenue of $96 million from 2002 to 2003 primarily resulted from higher capacity auction prices for Texas Genco for this period in 2003 compared to the same period in 2002.

      Operation and maintenance expense decreased $3 million for the nine months ended September 30, 2003 as compared to the same period in 2002. The decrease was primarily due to a reduction in bad debt expense related to the

2002 transition period revenues ($14 million), decreased transmission cost of service ($5 million) and the termination of a factoring program ($3 million). These decreases were partially offset by increased employee benefit expenses primarily due to increased pension costs ($16 million) and increased insurance expenses ($3 million).

      Depreciation and amortization expense decreased $1 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to decreased amortization of securitized assets ($9 million), partially offset by increases in plant in service ($7 million). The amortization of securitized assets is offset by revenue from non-bypassable transition charges payable by retail electric customers

      Taxes other than income taxes decreased $10 million for the nine months ended September 30, 2003 as compared to the same period in 2002 primarily due to gross receipts tax associated with transition period revenue in the first quarter of 2002 ($9 million) and decreased state franchise taxes ($6 million), partially offset by increased city franchise fees ($3 million) and increased property taxes ($3 million).

      Interest expense increased $88 million for the nine months ended September 30, 2003 as compared to the same period in 2002 due to higher borrowing costs and increased debt levels and financing costs.

      Other income, net increased $11 million for the nine months ended September 30, 2003, compared to the same period in 2002. The increase was primarily due to higher interest income partially offset by decreased interest income on under-recovery of fuel.

      Our effective tax rate for the nine months ended September 30, 2002 and 2003 was 34.2% and 35.1%, respectively.

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

      On September 2, 2003, we and the lender parties thereto amended our $1.3 billion term loan to, among other things, allow us to issue an additional $500 million of debt secured by our general mortgage bonds without requiring that the net proceeds be applied to prepay the loans outstanding under that term loan.

      On September 9, 2003, we issued $300 million aggregate principal amount of general mortgage bonds with an interest rate of 5.75% and a maturity date of January 15, 2014. Proceeds were used to repay approximately $258 million of our intercompany notes payable to CenterPoint Energy and to repay $40 million of our money pool borrowings. Proceeds in the amount of $292 million from the note and money pool repayments were ultimately used by CenterPoint Energy to repay a portion of the term loan under its credit facility.

    The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of September 30, 2003. Amounts are expressed in thousands.

                    CENTERPOINT HOUSTON
                    -------------------                                 TRANSITION
YEAR          THIRD-PARTY          AFFILIATE          SUB-TOTAL           BONDS              TOTAL
----          -----------          ---------          ---------           -----              -----
2003.........  $       --         $   16,600         $   16,600         $       --         $   16,600
2004.........          --                 --                 --             41,189             41,189
2005.........   1,310,000                 --          1,310,000             46,806          1,356,806
2006.........          --                 --                 --             54,295             54,295
2007.........          --                 --                 --             59,912             59,912
2008.........          --                 --                 --             65,529             65,529
2009.........          --                 --                 --             73,018             73,018
2010.........          --                 --                 --             80,506             80,506
2011.........          --                 --                 --             87,995             87,995
2012.........          --             45,570             45,570             99,229            144,799
2013.........     450,000                 --            450,000            108,590            558,590
2014.........     300,000                 --            300,000                 --            300,000
2015.........          --            150,850            150,850                 --            150,850
2017.........          --            127,385            127,385                 --            127,385
2021.........     102,442                 --            102,442                 --            102,442
2023.........     200,000                 --            200,000                 --            200,000
2027.........          --             56,095             56,095                 --             56,095
2033.........     312,275                 --            312,275                 --            312,275
               ----------         ----------         ----------         ----------         ----------
Total........  $2,674,717         $  396,500         $3,071,217         $  717,069         $3,788,286
               ==========         ==========         ==========         ==========         ==========

      First mortgage bonds and general mortgage bonds in aggregate principal amounts of $102 million and $1.3 billion, respectively, have been issued directly to third parties. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

      We have outstanding approximately $397 million aggregate principal amount of affiliate notes, which represent borrowings from our parent.

      In October 2003, CenterPoint Energy refinanced its bank facility with a $2.35 billion credit facility. The new credit facility contains fewer restrictions on our use of proceeds from financing activities. The new facility provides that until such time as that facility has been reduced to $750 million, 100% of the net cash proceeds from any securitizations relating to the recovery of stranded costs, after making any payments required under our $1.3 billion term loan, and the net cash proceeds of any sales of the common stock of Texas Genco owned by CenterPoint Energy or of material portions of Texas Genco's assets shall be applied to repay loans under the CenterPoint Energy credit facility and reduce that facility. CenterPoint Energy's $2.35 billion credit facility contains no other restrictions with respect to our use of proceeds from financing activities.

      We have outstanding approximately $499 million aggregate principal amount of first mortgage bonds and approximately $3.1 billion aggregate principal amount of general mortgage bonds, of which approximately $924 million combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy. The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued is approximately $400 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on us and CenterPoint Energy expiring in November 2005 limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount.

      The following table shows the maturity dates of the $924 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected on the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in thousands.

YEAR     FIRST MORTGAGE BONDS   GENERAL MORTGAGE BONDS      TOTAL
----     --------------------   ----------------------      -----
2003........  $   16,600               $       --         $   16,600
2011........          --                   19,200             19,200
2012........      45,570                       --             45,570
2015........     150,850                       --            150,850
2017........     127,385                       --            127,385
2018........          --                   50,000             50,000
2019........          --                  200,000            200,000
2020........          --                   90,000             90,000
2026........          --                  100,000            100,000
2027........      56,095                       --             56,095
2028........          --                   68,000             68,000
              ----------               ----------         ----------
Total.......  $  396,500               $  527,200         $  923,700
              ==========               ==========         ==========

      As of September 30, 2003, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in thousands.

                                                   ISSUED AS         ISSUED AS
                                 ISSUED           COLLATERAL       COLLATERAL FOR
                               DIRECTLY TO         FOR THE          CENTERPOINT
                              THIRD PARTIES     COMPANY'S DEBT     ENERGY'S DEBT        TOTAL
                              -------------     --------------     -------------        -----
First Mortgage Bonds........   $  102,442         $       --         $396,500         $  498,942
General Mortgage Bonds......    1,262,275          1,310,000          527,200          3,099,475
                               ----------         ----------         --------         ----------
         Total..............   $1,364,717         $1,310,000         $923,700         $3,598,417
                               ==========         ==========         ========         ==========

      The Texas electric restructuring law allows the former integrated utility to recover its stranded costs in order to recover its generation investment in a "true-up" proceeding to be held in 2004 (2004 True-Up Proceeding). We will be required to establish and support the amounts of these costs in order to recover them. Third parties will have the opportunity and are expected to challenge our calculation of these costs. Following the unbundling of the integrated utility into its components, we remain a regulated transmission and distribution utility through which stranded investment is recovered. Since we do not own the once-regulated generating assets, we are obligated to distribute recovery of stranded investment to CenterPoint Energy, the ultimate owner of these generation assets.

      In the first quarter of 2003 CenterPoint Energy recorded a $396 million impairment related to the partial distribution of its investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, we have recorded a regulatory asset, reflecting our right to recover this amount, and an associated payable to CenterPoint Energy. Any additional impairment or loss that CenterPoint Energy incurs on its Texas Genco investment that we expect to recover as stranded investment will be recorded in the same manner.

      The Bond Company has $717 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the Bond Company and in an intercreditor agreement among us, the Bond Company and other parties.

      Bank Facilities. As of September 30, 2003, we had no bank facilities available to meet our short-term liquidity needs.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Under the June 2003 Financing Order, we can borrow up to a limit of $600 million from the money pool. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements of the 1935 Act and the June 2003 Financing Order. At September 30, 2003, we had borrowings of $111 million from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

      Refunds to Our Customers. An order issued by the Texas Utility Commission on October 3, 2001 established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that we had overmitigated our stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets (in amounts equal to earnings above a stated overall rate of return on rate base that was used to recover our investment in generation assets) as provided under the 1998 transition plan and the Texas electric restructuring law. In this final order, we were required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. In accordance with the October 3, 2001 order, we recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation and in January 2002 we began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $237 million. Under the Texas electric restructuring law, a final determination of these stranded costs will occur in the 2004 True-Up Proceeding. We are currently seeking authority from the Texas Utility Commission to terminate these refunds based on preliminary estimates of what that final determination will be. This case is still pending before the Texas Utility Commission.

      Cash Requirements in 2003 and 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the last three months of 2003 and during 2004 include the following:

      - approximately $375 million of capital expenditures, of which $75 million relates to the fourth quarter of 2003;

      - an estimated $291 million in refunds of excess mitigation credits described above, of which approximately $53 million relates to the fourth quarter of 2003;

      -     dividend payments to CenterPoint Energy; and

      -     $16.6 million of maturing long-term debt to affiliate.

      We expect that our anticipated cash flows from operations, money pool borrowings and, to the extent permitted by our external debt agreements and CenterPoint Energy's bank facility, proceeds from possible debt offerings, will be sufficient to meet our cash needs for the remainder of 2003 and 2004. Currently, our term loan limits the application of proceeds from capital markets transactions over $200 million to the refinancing of debt existing in November 2002. CenterPoint Energy's bank facility provides that until such time as that facility has been reduced to $750 million, 100% of the net cash proceeds from any securitizations relating to the recovery of stranded costs, after making any payments required under our $1.3 billion term loan, and the net cash proceeds of any sales of the common stock of Texas Genco owned by CenterPoint Energy or of material portions of Texas Genco's assets shall be applied to repay loans under the CenterPoint Energy credit facility and reduce that facility. Limits on our ability to issue secured debt, as described in this report, may adversely affect our ability to issue debt securities. In addition, our future indebtedness may include terms that are more restrictive or burdensome than those of our current indebtedness. Such terms may negatively impact our ability to operate our business or may restrict the payment of dividends to our parent.

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

      Principal Factors Affecting Cash Requirements in 2004 and 2005. We expect to issue securitization bonds in 2004 or 2005 to monetize and recover the balance of stranded costs relating to previously owned electric generation assets and other qualified costs as determined in the 2004 True-Up Proceeding. The issuance will be done pursuant to a financing order to be issued by the Texas Utility Commission. As with the debt of our existing transition bond company, payments on these new securitization bonds would be made out of funds from non-bypassable charges assessed to retail electric providers required to take delivery service from us. The holders of the new securitization bonds would have recourse to the assets and revenues of the issuer of the new securitization bonds, and our other creditors would not have recourse to any assets or revenues of that issuer. The proceeds from the issuance of securitization bonds remaining after repayment of our $1.3 billion collateralized term loan due in 2005, if repayment is required by the lenders, are required to be utilized first to reduce CenterPoint Energy's credit facility. Funds for such payment by CenterPoint Energy may be provided by our payment of a dividend or by settlement of intercompany payables.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of October 7, 2003, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P) and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior secured debt:

                                      MOODY'S                S&P                   FITCH
                                      -------                ---                   -----
SECURITY                        RATING   OUTLOOK(1)   RATING   OUTLOOK(2)    RATING   OUTLOOK(3)
--------                        ------   ----------   ------   ----------    ------   ----------
First Mortgage Bonds.........    Baa2     Negative      BBB      Stable        BBB+     Stable
General Mortgage Bonds.......    Baa2     Negative      BBB      Stable        BBB      Stable
Debt secured by General
  Mortgage Bonds.............    Baa2     Negative      BBB      Stable        BBB      Stable

----------
(1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to stable outlook.

(2) A "stable" outlook from S&P indicates that the rating is not likely to change over the intermediate to longer term.

(3) A "stable" outlook from Fitch indicates that the rating is not likely to change over a one-to two-year period.

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

      Cross Defaults. The terms of our debt instruments generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debt instruments. A payment default on debt for borrowed money and certain other specified types of obligations by us exceeding $50 million will cause a default under our $1.3 billion loan maturing in 2005. A payment default on, or a non-payment default that permits acceleration of, any of our indebtedness exceeding $50 million will caused a default under CenterPoint Energy's $2.35 billion credit facility entered into on October 7, 2003. A payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default on CenterPoint Energy's 3.75% senior convertible notes due 2023, its 5.875% senior notes due 2008, its 6.85% senior notes due 2015 and its 7.25% senior notes due 2010.

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

      Certain Contractual and Regulatory Limits on Ability to Issue Securities. Factors affecting our ability to issue securities or take other actions to adjust our capitalization include:

      -     covenants in our borrowing agreements; and

      -     limitations imposed on us under the 1935 Act.

      Our collateralized term loan limits our debt, excluding transition bonds, as a percentage of our total capitalization to 68%.

      Our parent is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our activities. The 1935 Act, among other things, limits our ability to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

      We received an order from the SEC relating to our financing activities on June 30, 2003 (June 2003 Financing Order), which is effective until June 30, 2005. On August 1, 2003, the SEC issued a supplemental order (August 2003 Financing Order, together with the June 2003 Financing Order, the Orders) which, after giving effect to our issuance of $300 million principal amount of general mortgage bonds in September 2003, allows us to issue an additional $200 million of incremental external debt. We have requested the authority to issue an incremental $300 million of external debt not previously authorized by the Orders. This request is pending at the SEC.

      The Orders establish limits on the amount of external debt and equity securities that can be issued by us and our subsidiaries without additional authorization. We are in compliance with the authorized limits. After reflecting our September 2003 issuance of $300 million aggregate principal amount of general mortgage bonds, the Orders permit the following additional financing activities:

      -     refinancings of existing external debt;

      -     the issuance of an aggregate $200 million of external debt; and

      - the issuance of an aggregate $250 million of preferred stock and preferred securities.

      The June 2003 Financing Order requires that if we issue any securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of the issuer and of CenterPoint Energy must be rated investment grade by at least one NRSRO. The June 2003 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds. Under the June 2003 Financing Order, our common equity as a percentage of total capitalization must be at least 30%.

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

      Asset Sales. Factors affecting our ability to sell assets (including assets of our subsidiaries) or to satisfy our cash requirements include the following:

      - the 1935 Act may require us to obtain prior approval of certain assets sales; and

      - obligations under existing credit facilities, including the credit facility of our parent, to use cash received from certain asset sales and certain securities offerings to pay down debt.

      Pension Plan. As discussed in Note 8(a) of the notes to the consolidated financial statements included in Exhibit 99.2 to the May 15, 2003 Form 8-K (CenterPoint Houston 8-K Notes), which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2003 is estimated to be $26 million based on an expected return on plan assets of 9.0% and a discount rate of 6.75% as of December 31, 2002. Pension expense for the three and nine months ended September 30, 2003 was $7 million and $20 million, respectively. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense. We cannot predict with certainty what these factors will be in the future.

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

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We continue to apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Regulatory assets reflected in our Consolidated Balance Sheets aggregated $4.0 billion and $4.7 billion as of December 31, 2002 and September 30, 2003, respectively. Additionally, regulatory liabilities reflected in our Consolidated Balance Sheets aggregated $1.1 billion and $823 million as of December 31, 2002 and September 30, 2003, respectively. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.5 billion of recoverable electric generation plant mitigation assets (stranded costs) and $1.2 billion of ECOM true-up. The stranded costs include $1.1 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation as well as $396 million associated with CenterPoint Energy's distribution of approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to their shareholders on January 6, 2003. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination, which will occur in 2004, and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of all or a portion of these regulatory assets.

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

IMPAIRMENT OF LONG-LIVED ASSETS

      Long-lived assets recorded in our Consolidated Balance Sheets primarily consist of property, plant and equipment (PP&E). Net PP&E comprises $3.8 billion or 39% of our total assets as of September 30, 2003. We make judgments and estimates in conjunction with the carrying value of these assets, including amounts to be capitalized, depreciation and amortization methods and useful lives. We evaluate our PP&E for impairment whenever indicators of impairment exist. During 2003, no such indicators of impairment existed. Accounting standards require that if the sum of the undiscounted expected future cash flows from a company's asset is less than the carrying value of the asset, an asset impairment must be recognized in the financial statements. The amount of impairment recognized is calculated by subtracting the fair value of the asset from the carrying value of the asset.

UNBILLED REVENUES

      Revenues related to the sale and/or delivery of electricity are generally recorded when electricity is delivered to customers. However, the determination of deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of electricity delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. Accrued unbilled revenues recorded in the Consolidated Balance Sheets as of December 31, 2002 and September 30, 2003 were $70 million and $83 million, respectively.

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

      We have not identified any asset retirement obligations; however, we recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of September 30, 2003, these removal costs of $229 million do not represent SFAS No. 143 asset retirement obligations, but rather embedded regulatory liabilities.

      In April 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS No. 145). SFAS No. 145 eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent. SFAS No. 145 also requires that capital leases that are modified so that the resulting lease agreement is classified as an operating lease be accounted for as a sale-leaseback transaction. The changes related to debt extinguishment are effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting are effective for transactions occurring after May 15, 2002. We have applied this guidance prospectively as it relates to lease accounting and the accounting provision related to debt extinguishment. Upon adoption of SFAS No. 145, any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods is required to be reclassified. No such reclassification was required in the three months and nine months ended September 30, 2002. We have reclassified the $25 million loss on debt extinguishment related to the fourth quarter of 2002 from an extraordinary item to interest expense as presented in our May 15, 2003 Form 8-K.

      In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS No. 146). SFAS No. 146 nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)" (EITF No. 94-3). The principal difference between SFAS No. 146 and EITF No. 94-3 relates to the requirements for recognition of a liability for costs associated with an exit or disposal activity. SFAS No. 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when it is incurred. A liability is incurred when a transaction or event occurs that leaves an entity little or no discretion to avoid the future transfer or use of assets to settle the liability. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. In addition, SFAS No. 146 also requires that a liability for a cost associated with an exit or disposal activity be recognized at its fair value when it is incurred. SFAS No. 146 is effective for exit or disposal activities that are initiated after December 31, 2002. We adopted the provisions of SFAS No. 146 on January 1, 2003. The adoption of SFAS No. 146 had no effect on our consolidated financial statements.

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

      In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003. On October 9, 2003, the FASB deferred the application of FIN 46 until the end of the first interim or annual period ending after December 15, 2003 for variable interest entities created before February 1, 2003. The FASB is currently considering several amendments to FIN 46, and we will analyze the impact, if any, these changes may have on our consolidated financial statements upon ultimate implementation of FIN 46. We do not expect the adoption of FIN 46 to have any effect on our consolidated financial statements.

      In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" (SFAS No. 149). SFAS No. 149 has added additional criteria which were effective on July 1, 2003 for new, acquired, or newly modified forward contracts. The adoption of SFAS No. 149 had no effect on our consolidated financial statements.

      In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003 and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. It is to be implemented by reporting the cumulative effect of a change in an accounting principle with no restatement of prior period information permitted. The adoption of SFAS No. 150 had no effect on our consolidated financial statements.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

      For a description of certain legal and regulatory proceedings affecting us, please review Note 8 to our Interim Financial Statements, "Legal Proceedings" in Item 3 of the CenterPoint Houston Form 10-K and Note 10(b) to the CenterPoint Houston 8-K Notes, each of which is incorporated herein by reference.

ITEM 5. OTHER INFORMATION.

                                  RISK FACTORS

PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESS

WE MAY NOT BE SUCCESSFUL IN RECOVERING THE FULL VALUE OF OUR STRANDED COSTS, REGULATORY ASSETS RELATED TO GENERATION AND OTHER TRUE-UP COMPONENTS.

      Pursuant to the Texas electric restructuring law and rules promulgated thereunder by the Texas Utility Commission, we are entitled to recover our stranded costs (the excess of regulatory net book value of generation assets, as defined by the Texas electric restructuring law, over the market value of those assets) and our regulatory assets related to generation. We expect to make a filing on March 31, 2004 in a true-up proceeding (2004 True-Up Proceeding) provided for by the Texas electric restructuring law. The purpose of this proceeding will be to quantify and reconcile the following costs or true-up components:

      -     the amount of stranded costs;

      - regulatory assets that were not previously recovered through the issuance of transition bonds by a subsidiary;

      - differences in the prices achieved in the state-mandated auctions of Texas Genco's generation capacity and Texas Utility Commission estimates;

      -     fuel over- or under-recovery; and

      -     the "price to beat" clawback.

We will be required to establish and support the amounts of these costs in order to recover them. Third parties will have the opportunity and are expected to challenge our calculation of these costs. We expect these costs to be substantial. To the extent recovery of a portion of these costs is denied or if we agree to forego recovery of a portion of the request under a settlement agreement, we would be unable to recover these costs in the future. Additionally, in October 2003, a group of intervenors filed a petition asking the Texas Utility Commission to open a rulemaking proceeding and reconsider certain aspects of its ECOM rules. On November 5, 2003, the Texas Utility Commission voted to deny the petition. Despite the denial of the petition, we expect that issues could be raised in the 2004 True-Up Proceeding regarding our compliance with the Texas Utility Commission's rules regarding ECOM True-Up, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state mandated auctions. We believe Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM True-Up regulatory asset no longer probable, we would write off the unrecoverable balance of such asset as a charge against earnings. Our $1.3 billion collateralized term loan that matures in November 2005 is expected to be repaid or refinanced with the proceeds from the issuance of securitization bonds to recover our stranded costs and the balance of our regulatory assets. If we do not receive the proceeds on or before the maturity date, our ability to repay or refinance this term loan will be adversely affected.

      The Texas Utility Commission's ruling that the 2004 True-Up Proceeding filing will be made on March 31, 2004 means that the calculation of the market value of a share of the Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination might be more than the purchase price calculated under the option held by Reliant Resources to purchase CenterPoint Energy's 81% ownership interest in Texas Genco. The purchase price under the option will be based on market prices during the 120 trading days ending on January 9, 2004, but under the filing schedule prescribed by the Texas Utility Commission, the value of that ownership interest for the stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004. If Reliant Resources exercises its option at a lower price than the market value used by the Texas Utility Commission, we would be unable to recover the difference.

OUR RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS.

      Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. Currently, we do business with approximately 31 retail electric providers. Adverse economic conditions, structural problems in the new ERCOT market or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments timely to us. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations. Approximately 76% of our $114 million in receivables from retail electric providers at September 30, 2003 was owed by subsidiaries of Reliant Resources. Our financial condition may be adversely affected if Reliant Resources is unable to meet these obligations. Reliant Resources, through its subsidiaries, is our largest customer. Pursuant to the Texas electric restructuring law, Reliant Resources may be obligated to make a large "price to beat" clawback payment to us in 2004. We expect the clawback, if any, to be applied against any stranded cost recovery to which we are entitled or, if no stranded costs are recoverable, to be refunded to retail electric providers.

RATE REGULATION OF OUR BUSINESS MAY DELAY OR DENY OUR FULL RECOVERY OF OUR
COSTS.

      Our rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of our invested capital and expenses incurred in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. While rate regulation in Texas is premised on providing a reasonable opportunity to recover reasonable and necessary operating expenses and to earn a reasonable return on our invested capital, there can be no assurance that the Texas Utility Commission will judge all of our costs to be reasonable or necessary or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.

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

      As of September 30, 2003, we had $3.8 billion of outstanding indebtedness. Approximately $1.3 billion principal amount of this debt must be paid through 2005, excluding principal repayments of approximately $88 million on transition bonds. In addition, the capital constraints and other factors currently impacting our business may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current indebtedness. These terms may negatively impact our ability to operate our business or adversely affect our financial condition and results of operations. The success of our future financing efforts may depend, at least in part, on:

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

      As of September 30, 2003, we had $3.1 billion principal amount of general mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $400 million of additional general mortgage bonds could be issued on the basis of property additions and retired bonds as of September 30, 2003, we have agreed under the $1.3 billion collateralized term loan maturing in 2005 to not issue, subject to certain exceptions, more than $200 million of incremental secured or unsecured debt. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

      Our current credit ratings are discussed in "Management's Narrative Analysis of Results of Operations of CenterPoint Energy Houston Electric, LLC and Subsidiaries -- Liquidity -- Impact on Liquidity of a Downgrade in Credit Ratings" in Item 2 of Part I of this report. We cannot assure you that these credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOWS.

      As of September 30, 2003, we had $1.4 billion of outstanding floating-rate debt owed to third parties. Because of capital constraints impacting our business at the time $1.3 billion of this floating-rate debt was entered into, the interest rate spreads on such debt are substantially above our historical borrowing rates. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. Any increase in short-term interest rates would result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

      Our ratings and credit may be impacted by CenterPoint Energy's credit standing. CenterPoint Energy and its subsidiaries other than us have approximately $2.6 billion principal amount of debt required to be paid through 2006. Included in the approximately $2.6 billion is $140 million principal amount of notes that were retired in November 2003. On October 7, 2003, Moody's Investors Services, Inc. placed CenterPoint Energy's senior unsecured credit rating on review for downgrade, reflecting concerns that may lead to a downgrade. We cannot assure you that CenterPoint Energy and its other subsidiaries will be able to pay or refinance these amounts. If

CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected and the repayment of a note receivable from CenterPoint Energy in the amount of $815 million as of September 30, 2003 could be adversely affected.

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

      Reliant Resources reported in its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2003 that as of September 30, 2003 it had $7.5 billion of total debt and its unsecured debt ratings are currently below investment grade. If Reliant Resources is unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event Reliant Resources might not honor its indemnification obligations and claims by Reliant Resources' creditors might be made against us as its former owner.

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

      CenterPoint Energy and its subsidiaries, including us, but excluding Texas Genco, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

      The Orders relating to financing activities are effective until June 30, 2005. CenterPoint Energy and we must seek a new order before this expiration date. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

      The United States Congress is currently considering legislation that has a provision that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

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

      The cost of repairing damage to our facilities due to storms, natural disasters, wars, terrorist acts and other catastrophic events in excess of reserves established for such repairs, may adversely impact our results of operations, financial condition and cash flows. The occurrence or risk of occurrence of future terrorist activity may impact our results of operations, financial condition and cash flows in unpredictable ways. These actions could also result in adverse changes in the insurance markets and disruptions of power and fuel markets. In addition, our transmission and distribution facilities could be directly or indirectly harmed by future terrorist activity. The occurrence or risk of occurrence of future terrorist attacks or related acts of war could also adversely affect the United States' economy. A lower level of economic activity could result in a decline in energy consumption, which could adversely affect our revenues and margins and limit our future growth prospects. Also, these risks could cause instability in the financial markets and adversely affect our ability to access capital.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   Exhibits.

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                      Report or
                                                    Registration          SEC File or
    Exhibit Number          Description               Statement       Registration Number   Exhibit References
    --------------          -----------               ---------       -------------------   ------------------
3.1                  --    Articles of         CenterPoint                  1-3187               3(a)
                           Conversion of REI   Houston's Form 8-K
                                               dated August 31,
                                               2002 filed with the
                                               SEC on September 3,
                                               2002

3.2                  --    Articles of         CenterPoint                  1-3187               3(b)
                           Organization of     Houston's Form 8-K
                           CenterPoint         dated August 31,
                           Energy Houston      2002 filed with the
                           Electric, LLC       SEC on September 3,
                                               2002

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
                           October 10, 2002

4.1.10               --    Ninth               CenterPoint Energy's        1-31447              4(e)(10)
                           Supplemental        Form 10-K for the
                           Indenture to        year ended December
                           Exhibit 4.1.1,      31, 2002
                           dated as of
                           November 12, 2002

4.1.11               --    Tenth               CenterPoint                  1-3187                 4.1
                           Supplemental        Houston's Form 8-K
                           Indenture to        dated March 13, 2003
                           Exhibit 4.1.1,
                           dated as of
                           March 18, 2003

4.1.12               --    Officer's           CenterPoint                  1-3187                 4.2
                           Certificate         Houston's Form 8-K
                           dated March 18,     dated March 13, 2003
                           2003 setting
                           forth  the form,
                           terms and
                           provisions of
                           the Tenth Series
                           and Eleventh
                           Series of
                           general mortgage
                           bonds

4.1.13               --    Registration        CenterPoint Energy's        1-31447                4.2.2
                           Rights              Form 10-Q for the
                           Agreement, dated    quarter ended
                           as of March 18,     September 30, 2003
                           2003, among
                           CenterPoint
                           Houston and the
                           representatives
                           of the initial
                           purchasers named
                           therein relating
                           to Tenth Series
                           and Eleventh
                           Series of
                           general mortgage
                           bonds.

4.1.14               --    Eleventh            CenterPoint                  1-3187                 4.1
                           Supplemental        Houston's Form 8-K
                           Indenture to        dated May 16, 2003
                           Exhibit 4.1.1,
                           dated as of May
                           23, 2003

4.1.15               --    Officer's           CenterPoint                  1-3187                 4.2
                           Certificate         Houston's Form 8-K
                           dated May 23,       dated May 16, 2003
                           2003 setting
                           forth the form,
                           terms and
                           provisions of
                           the Twelfth
                           Series of
                           general mortgage
                           bonds

4.1.16               --    Registration        CenterPoint Energy's        1-31447                4.2.4
                           Rights              Form 10-Q for the
                           Agreement, dated    quarter ended June
                           as of May 23,       30, 2003
                           2003, among
                           CenterPoint
                           Houston and the
                           representatives
                           of the initial
                           purchasers named
                           therein relating
                           to Twelfth
                           Series of
                           general mortgage
                           bonds

4.1.17               --    Twelfth             CenterPoint                  1-3187                 4.2
                           Supplemental        Houston's Form 8-K
                           Indenture to        dated September 9,
                           Exhibit 4.3.1,      2003
                           dated as of
                           September 9, 2003

4.1.18               --    Officer's           CenterPoint                  1-3187                 4.3
                           Certificate         Houston's Form 8-K
                           dated September     dated September 9,
                           9, 2003 setting     2003
                           forth the form,
                           terms and
                           provisions of
                           the Thirteenth
                           Series of
                           general mortgage
                           bonds

4.1.19               --    Registration        Amendment No. 1 to         33-108766               4.2.6
                           Rights              CenterPoint
                           Agreement, dated    Houston's
                           as of September     registration
                           9, 2003, among      statement on Form
                           CenterPoint         S-4, filed September
                           Houston and the     30. 2003
                           representatives
                           of the initial
                           purchasers named
                           therein relating
                           to the
                           Thirteenth
                           Series of
                           general mortgage
                           bonds

10.1                 --    First Amendment,    CenterPoint Energy's        1-31447                10.7
                           dated as of         Form 10-Q for the
                           September 2,        quarter ended
                           2003 to the         September 30, 2003
                           $1,310,000,000
                           Credit
                           Agreement, dated
                           as of November
                           12, 2002 among
                           CenterPoint
                           Houston and the
                           lenders named
                           therein

+12.1                --    Computation of
                           Ratios of Earnings
                           to Fixed Charges

+31.1                --    Section 302
                           Certification of
                           David M.
                           McClanahan

+31.2                --    Section 302
                           Certification of
                           Gary L. Whitlock

+32.1                --    Section 906
                           Certification of
                           David M.
                           McClanahan

+32.2                --    Section 906
                           Certification of
                           Gary L. Whitlock

+99.1                --    Items
                           incorporated by
                           reference from
                           the CenterPoint
                           Houston Form
                           10-K: Item 3
                           "Legal
                           Proceedings."

+99.2                --    Items
                           incorporated by
                           reference from
                           CenterPoint
                           Houston's
                           Current Report
                           on Form 8-K
                           dated May 15,
                           2003. Exhibit
                           99.1,
                           "Management's
                           Narrative
                           Analysis of
                           Results of
                           Operations --
                           Certain Factors
                           Affecting Future
                           Earnings," and
                           the following
                           Notes from
                           Exhibit 99.2:
                           Notes 3(e)
                           (Regulatory
                           Assets and
                           Liabilities), 4
                           (Regulatory
                           Matters), 8(a)
                           (Pension Plans)
                           and 10
                           (Commitments and
                           Contingencies).

(b)  Reports on Form 8-K.

      On September 3, 2003, we filed a Current Report on Form 8-K dated September 3, 2003 to report that we had amended our $1.3 billion collateralized term loan maturing in 2005 to permit our issuance of an additional $500 million of secured debt and to summarize the risks that would exist if Reliant Resources, Inc. does not exercise its option to purchase the common stock of Texas Genco Holdings, Inc. owned by CenterPoint Energy. We also furnished information under Item 9 of the Form 8-K regarding CenterPoint Energy's discussions related to the refinancing of its bank facility.

      On September 10, 2003, we filed a Current Report on Form 8-K dated September 9, 2003 to report the pricing and closing of $300 million of general mortgage bonds in a private placement with institutions pursuant to Rule 144A under the Securities Act of 1933, as amended. The bonds bear interest at a rate of 5.75% and will be due January 15, 2014.

                                    SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                              By:    /s/ James S. Brian
                                        ------------------------------
                                              James S. Brian
                              Senior Vice President and Chief Accounting Officer

Date: November 12, 2003

                               INDEX TO EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                      Report or
                                                    Registration          SEC File or
    Exhibit Number          Description               Statement       Registration Number   Exhibit References
    --------------          -----------               ---------       -------------------   ------------------
3.1                  --    Articles of         CenterPoint                  1-3187                        3(a)
                           Conversion of REI   Houston's Form 8-K
                                               dated August 31,
                                               2002 filed with the
                                               SEC on September 3,
                                               2002

3.2                  --    Articles of         CenterPoint                  1-3187                        3(b)
                           Organization of     Houston's Form 8-K
                           CenterPoint         dated August 31,
                           Energy Houston      2002 filed with the
                           Electric, LLC       SEC on September 3,
                                               2002

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
                           October 10, 2002

4.1.10               --    Ninth               CenterPoint Energy's        1-31447              4(e)(10)
                           Supplemental        Form 10-K for the
                           Indenture to        year ended December
                           Exhibit 4.1.1,      31, 2002
                           dated as of
                           November 12, 2002

4.1.11               --    Tenth               CenterPoint                  1-3187                 4.1
                           Supplemental        Houston's Form 8-K
                           Indenture to        dated March 13, 2003
                           Exhibit 4.1.1,
                           dated as of
                           March 18, 2003

4.1.12               --    Officer's           CenterPoint                  1-3187                 4.2
                           Certificate         Houston's Form 8-K
                           dated March 18,     dated March 13, 2003
                           2003 setting
                           forth  the form,
                           terms and
                           provisions of
                           the Tenth Series
                           and Eleventh
                           Series of
                           general mortgage
                           bonds

4.1.13               --    Registration        CenterPoint Energy's        1-31447                4.2.2
                           Rights              Form 10-Q for the
                           Agreement, dated    quarter ended
                           as of March 18,     September 30, 2003
                           2003, among
                           CenterPoint
                           Houston and the
                           representatives
                           of the initial
                           purchasers named
                           therein relating
                           to Tenth Series
                           and Eleventh
                           Series of
                           general mortgage
                           bonds.

4.1.14               --    Eleventh            CenterPoint                  1-3187                 4.1
                           Supplemental        Houston's Form 8-K
                           Indenture to        dated May 16, 2003
                           Exhibit 4.1.1,
                           dated as of May
                           23, 2003

4.1.15               --    Officer's           CenterPoint                  1-3187                 4.2
                           Certificate         Houston's Form 8-K
                           dated May 23,       dated May 16, 2003
                           2003 setting
                           forth the form,
                           terms and
                           provisions of
                           the Twelfth
                           Series of
                           general mortgage
                           bonds

4.1.16               --    Registration        CenterPoint Energy's        1-31447                4.2.4
                           Rights              Form 10-Q for the
                           Agreement, dated    quarter ended June
                           as of May 23,       30, 2003
                           2003, among
                           CenterPoint
                           Houston and the
                           representatives
                           of the initial
                           purchasers named
                           therein relating
                           to Twelfth
                           Series of
                           general mortgage
                           bonds

4.1.17               --    Twelfth             CenterPoint                  1-3187                 4.2
                           Supplemental        Houston's Form 8-K
                           Indenture to        dated September 9,
                           Exhibit 4.3.1,      2003
                           dated as of
                           September 9, 2003

4.1.18               --    Officer's           CenterPoint                  1-3187                 4.3
                           Certificate         Houston's Form 8-K
                           dated September     dated September 9,
                           9, 2003 setting     2003
                           forth the form,
                           terms and
                           provisions of
                           the Thirteenth
                           Series of
                           general mortgage
                           bonds

4.1.19               --    Registration        Amendment No. 1 to         33-108766               4.2.6
                           Rights              CenterPoint
                           Agreement, dated    Houston's
                           as of September     registration
                           9, 2003, among      statement on Form
                           CenterPoint         S-4, filed September
                           Houston and the     30. 2003
                           representatives
                           of the initial
                           purchasers named
                           therein relating
                           to the
                           Thirteenth
                           Series of
                           general mortgage
                           bonds

10.1                 --    First Amendment,    CenterPoint Energy's        1-31447                10.7
                           dated as of         Form 10-Q for the
                           September 2,        quarter ended
                           2003 to the         September 30, 2003
                           $1,310,000,000
                           Credit
                           Agreement, dated
                           as of November
                           12, 2002 among
                           CenterPoint
                           Houston and the
                           lenders named
                           therein

+12.1                --    Computation of
                           Ratios of Earnings
                           to Fixed Charges

+31.1                --    Section 302
                           Certification of
                           David M.
                           McClanahan

+31.2                --    Section 302
                           Certification of
                           Gary L. Whitlock

+32.1                --    Section 906
                           Certification of
                           David M.
                           McClanahan

+32.2                --    Section 906
                           Certification of
                           Gary L. Whitlock

+99.1                --    Items
                           incorporated by
                           reference from
                           the CenterPoint
                           Houston Form
                           10-K: Item 3
                           "Legal
                           Proceedings."

+99.2                --    Items
                           incorporated by
                           reference from
                           CenterPoint
                           Houston's
                           Current Report
                           on Form 8-K
                           dated May 15,
                           2003. Exhibit
                           99.1,
                           "Management's
                           Narrative
                           Analysis of
                           Results of
                           Operations --
                           Certain Factors
                           Affecting Future
                           Earnings," and
                           the following
                           Notes from
                           Exhibit 99.2:
                           Notes 3(e)
                           (Regulatory
                           Assets and
                           Liabilities), 4
                           (Regulatory
                           Matters), 8(a)
                           (Pension Plans)
                           and 10
                           (Commitments and
                           Contingencies).