Form 10-K
period 2003-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2004-03-15
CIK 48732

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         FOR THE TRANSITION PERIOD FROM        TO

                          COMMISSION FILE NUMBER 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
             (Exact name of registrant as specified in its charter)

                            TEXAS                                                          22-3865106

(State or other jurisdiction of incorporation or organization)                (I.R.S. Employer Identification No.)
                        1111 LOUISIANA                                                   (713) 207-1111
                     HOUSTON, TEXAS 77002                             (Registrant's telephone number, including area code)
    (Address and zip code of principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------------  -----------------------------------------
9.15% First Mortgage Bonds due 2021             New York Stock Exchange
6.95% General Mortgage Bonds due 2033           New York Stock Exchange

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

     The aggregate market value of the common equity held by non-affiliates as of June 30, 2003: None

================================================================================

                                TABLE OF CONTENTS

                                                                                          PAGE
                                                                                          ----
              PART I
Item 1.       Business..................................................................    1
Item 2.       Properties................................................................   16
Item 3.       Legal Proceedings.........................................................   16
Item 4.       Submission of Matters to a Vote of Security Holders.......................   16
              PART II
Item 5.       Market for Common Stock and Related Security Holder Matters...............   16
Item 6.       Selected Financial Data...................................................   16
Item 7.       Management's Narrative Analysis of Results of Operations..................   17
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk................   27
Item 8.       Financial Statements and Supplementary Data...............................   28
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial
                Disclosure..............................................................   55
Item 9A.      Controls and Procedures...................................................   55
              PART III
Item 10.      Directors and Executive Officers..........................................   55
Item 11.      Executive Compensation....................................................   55
Item 12.      Security Ownership of Certain Beneficial Owners and Management and
                Related Security Holder Matters.........................................   55
Item 13.      Certain Relationships and Related Transactions............................   55
Item 14.      Principal Accountant Fees and Services....................................   55
              PART IV
Item 15.      Exhibits, Financial Statement Schedules, and Reports on Form 8-K..........   56

     We meet the conditions specified in General Instruction I (1)(a) and (b) to Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 4 (Submission of Matters to a Vote of Security Holders), Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters) and Item 13 (Certain Relationships and Related Party Transactions) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, "Management's Narrative Analysis of Results of Operations" to explain material changes in the amount of revenue and expense items between 2001, 2002 and 2003.

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" beginning on page 11 in Item 1 of this report.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

                                  OUR BUSINESS

OVERVIEW

     We are a regulated utility engaged in the transmission and distribution of electric energy in a 5,000-square mile area located along the Texas Gulf Coast, including the City of Houston. In this report, unless the content indicates otherwise, references to "CenterPoint Houston," "we," "us" or similar terms mean CenterPoint Energy Houston Electric, LLC and its subsidiaries. We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc., a public utility holding company (CenterPoint Energy) created on August 31, 2002 as part of the corporate restructuring of Reliant Energy, Incorporated (Reliant Energy).

     CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and its subsidiaries, other than Texas Genco Holdings, Inc. (Texas Genco). The 1935 Act, among other things, limits the ability of CenterPoint Energy and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

     Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

     For additional information regarding the corporate restructuring of Reliant Energy, please read Note 1 to our consolidated financial statements.

SIGNIFICANT EVENTS

     The final reconciliation of the true-up components by the Public Utility Commission of Texas (the Texas Utility Commission) is the most significant event facing us in 2004. Pursuant to the Texas Electric Choice Plan (the Texas electric restructuring law), we are permitted to recover the true-up components to the extent established in a Texas Utility Commission proceeding. Such amounts are expected to be substantial. We plan to use amounts received to repay our indebtedness and to make distributions to CenterPoint Energy through either the payment of dividends or the settlement of intercompany payables.

     One of the true-up components which we are permitted to recover under the Texas electric restructuring law is an amount designed to true-up the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period. We recorded non-cash revenue for this capacity true-up or "ECOM revenue" of $697 million in 2002 and $661 million in 2003. In 2004, we will no longer be permitted under the Texas electric restructuring law to record non-cash ECOM revenue.

     For more information on these and other matters currently affecting us, please see"---Electric Transmission and Distribution --True-Up Components and Securitization" and "Management's Narrative Analysis of Results of Operations -- Executive Summary -- Significant Events in 2004."

ELECTRIC TRANSMISSION & DISTRIBUTION

Service Area

     Our service area consists of a 5,000-square-mile area located along the Texas Gulf Coast, with a population of approximately 4.7 million people. Electric transmission and distribution service is provided to approximately 1.8 million metered customers in this area, which includes the City of Houston and surrounding cities such as Galveston, Pasadena, Baytown, Bellaire, Freeport, Humble, Katy and Sugar Land. With the exception of Texas City, we serve nearly all of the Houston/Galveston metropolitan area. Effective January 2002, all electricity customers in Texas whose service was previously regulated became free to choose to purchase their electricity from retail electric providers who compete for their business. The competing retail electric providers in our service areas are our primary customers. See " -- Customers" below.

Electric Transmission

     We transport electricity from power plants to substations and from one substation to another and to retail electric customers taking power above 69 kilovolts (kV) in locations throughout the control area managed by the Electric Reliability Council of Texas (ERCOT) on behalf of retail electric providers. We provide transmission services under tariffs approved by the Texas Utility Commission of Texas.

Electric Distribution

     In Texas, end users purchase their electricity from the certificated "retail electric providers." We distribute electricity for retail electric providers in our certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Our distribution network receives electricity from the transmission grid through power distribution substations and distributes electricity to end users through distribution feeders. Our operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and call center operations. We provide distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial retail operations of distribution companies and other market participants.

ERCOT Market Framework

     We are a member of ERCOT. ERCOT is a network of retail customers, investor and municipally owned electric utilities, rural electric co-operatives, river authorities, independent generators, power marketers and retail electric providers, which serves as the regional reliability coordinating council for member electric power systems in Texas. The ERCOT market includes much of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering on Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 78,000 megawatts (MW), approximately 14,000 MW of which are owned by our affiliate, Texas Genco. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States.

     The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council. The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state's main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those who elect not to provide their own ancillary services.

     Our electric transmission business supports the operation of the ERCOT ISO and all ERCOT members. The transmission business has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated area. The transmission business is participating with the ERCOT ISO and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing constraints on the ERCOT transmission grid.

True-Up Components and Securitization

     The Texas Electric Restructuring Law. In June 1999, the Texas legislature adopted the Texas electric restructuring law, which substantially amended the regulatory structure governing electric utilities in order to allow and encourage retail competition which began in January 2002. The Texas electric restructuring law required the separation of the generation, transmission and distribution and retail sales functions of electric utilities into three different units. Under the law, neither the generation function nor the retail function is subject to traditional cost of service regulation, and the generation function and the retail function are each operated on a competitive basis. Through a restructuring in the third quarter of 2002 in response to this law, CenterPoint Energy became the parent of Reliant Energy, Incorporated (Reliant Energy) (now CenterPoint Houston). Subsequent to the restructuring, CenterPoint Energy's interest in Reliant Resources, Inc. (Reliant Resources), which conducts non-utility wholesale and retail energy operations, including our former retail sales, was divested.

     The transmission and distribution function that we perform remains subject to traditional utility rate regulation. We recover the cost of our service through an energy delivery charge approved by the Texas Utility Commission. As a result of these changes, there are no meaningful comparisons for our results of operations prior to January 2002, when retail sales became fully competitive.

     Under the Texas electric restructuring law, transmission and distribution utilities in Texas, such as us, whose generation assets were "unbundled" may recover, following a regulatory proceeding to be held in 2004 (the 2004 True-Up Proceeding) as further discussed below in "-- 2004 True-Up Proceeding":

     - "stranded costs," which consist of the positive excess of the regulatory net book value of generation assets, as defined, over the market value of the assets;

     - the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period;

     - the Texas jurisdictional amount reported by the previously vertically integrated electric utilities as generation-related regulatory assets and liabilities (offset and adjusted by specified amounts) in their audited financial statements for 1998;

     -    final fuel over- or under-recovery; less

     -    "price to beat" clawback components.

     The Texas electric restructuring law permits transmission and distribution utilities to recover the true-up components through transition charges on retail electric customers' bills, to the extent that such components are established in certain regulatory proceedings. These transition charges are non-bypassable, meaning that they must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit those utilities to issue transition bonds based on the securitization of revenues associated with the transition charges. We recovered a portion of our regulatory assets in 2001 through the issuance of transition bonds. For a further discussion of these matters, see "--Securitization" below.

     The Texas electric restructuring law also provides specific regulatory remedies to reduce or mitigate a utility's stranded cost exposure. During a base rate freeze period from 1999 through 2001, earnings above the utility's authorized rate of return formula were required to be applied in a manner to accelerate depreciation of generation-related plant assets for regulatory purposes if the utility was expected to have stranded costs. In addition, depreciation expense for transmission and distribution- related assets could be redirected to generation assets for regulatory purposes during that period if the utility was expected to have stranded costs. We undertook both of these remedies provided in the Texas electric restructuring law, but in a rate order issued in October 2001, the Texas Utility Commission required us to reverse those actions. See " -- Mitigation" below.

     2004 True-Up Proceeding. In January 2004, the Texas Utility Commission began conducting true-up proceedings for investor-owned utilities. The purpose of the true-up proceeding is to quantify and reconcile the amount of the true-up components. The true-up proceeding will result in either additional charges being assessed on, or credits being issued to, retail electric customers. We expect to make the filing to initiate our true-up proceeding on March 31, 2004. The Texas electric restructuring law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. Any delay in the final order date will result in a delay in the securitization of our true-up components and the implementation of the non-bypassable charges described above, and could delay the recovery of carrying costs on the true-up components determined by the Texas Utility Commission.

     We will be required to establish and support the amounts we seek to recover in the 2004 True-Up Proceeding. We expect these amounts to be substantial. Third parties will have the opportunity and are expected to challenge our calculation of these amounts. To the extent recovery of a portion of these amounts is denied or if we agree to forego recovery of a portion of the request under a settlement agreement, we would be unable to recover those amounts in the future.

     Following adoption of the true-up rule by the Texas Utility Commission in 2001, we appealed the provisions of the rule that permitted interest to be to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as we contend is required by law. On January 30, 2004, the Texas Supreme Court granted our petition for review of this matter. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. We have not accrued interest income on stranded costs in our consolidated financial statements, but estimate such interest income would be material to our consolidated financial statements.

     Stranded Cost Component. We will be entitled to recover stranded costs through a transition charge to our customers if the regulatory net book value of generating plant assets exceeds the market value of those assets. The regulatory net book value of generating plant assets is the balance as of December 31, 2001 plus certain costs incurred for reductions in emissions of oxides of nitrogen
(NOx), any above-market purchased power contracts and certain other amounts. The market value will be equal to the average daily closing price on The New York Stock Exchange for publicly held shares of Texas Genco common stock for 30 consecutive trading days chosen by the Texas Utility Commission out of the last 120 trading days immediately preceding the true-up filing, plus a control premium, up to a maximum of 10%, to the extent included in the valuation determination made by the Texas Utility Commission. If Texas Genco is sold to a third party at a lower price than the market value used by the Texas Utility Commission, we would be unable to recover the difference.

     ECOM True-Up Component. The Texas Utility Commission used a computer model or projection, called an excess cost over market (ECOM) model, to estimate stranded costs related to generation plant assets. Accordingly, the Texas Utility Commission estimated the market power prices that would be received in the generation capacity auctions mandated by the Texas electric restructuring law during 2002 and 2003. Any difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period will be a component of the 2004 True-Up Proceeding.

     In 2003, some parties sought modifications to the true-up rules. Although the Texas Utility Commission denied that request, we expect that issues could be raised in the 2004 True-Up Proceeding regarding our compliance with the Texas Utility Commission's rules regarding the ECOM true-up, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state-mandated auctions. We believe Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM true-up regulatory asset no longer probable, we would write off the unrecoverable balance of that asset as a charge against earnings.

     Fuel Over/Under Recovery Component. We and Texas Genco filed our joint application to reconcile fuel revenues and expenses with the Texas Utility Commission in July 2002. This final fuel reconciliation filing covered reconcilable fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. In January 2003, a settlement agreement was reached, as a result of which certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million were carried forward for later resolution by the Texas Utility Commission. In late 2003, a hearing was concluded on those remaining issues. On March 4, 2004, an Administrative Law Judge (ALJ) recommended that we not be allowed to recover $87 million in fuel expenses incurred during the reconciliation period. We will contest this recommendation when the Texas Utility Commission considers the ALJ's conclusions on April 15, 2004. However, since the recovery of this portion of the regulatory asset is no longer probable, we reserved $117 million, including interest, in the fourth quarter of 2003. The ALJ also recommended that $46 million be recovered in the 2004 True-Up Proceeding rather than in the fuel proceeding. The results of the Texas Utility Commission's decision will be a component of the 2004 True-Up Proceeding.

     "Price to Beat" Clawback Component. In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The true-up provides for a clawback of the "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by other retail electric providers by January 1, 2004. Pursuant to the Texas electric restructuring law and the master separation agreement entered into in connection with the September 30, 2002 spin-off of CenterPoint Energy's interest in Reliant Resources to its shareholders, Reliant Resources is obligated to pay us the clawback component of the true-up. Based on an order issued on February 13, 2004 by the Texas Utility Commission, the clawback will equal $150 times the number of residential customers served by Reliant Resources in our service territory, less the number of residential customers served by Reliant Resources outside our service territory, on January 1, 2004. As reported in Reliant Resources' Annual Report on Form 10-K for the year ended December 31, 2003, Reliant Resources expects that the clawback payment will be $175 million. The clawback will reduce the amount of recoverable costs to be determined in the 2004 True-Up Proceeding.

     Securitization. The Texas electric restructuring law provides for the use of special purpose entities to issue transition bonds for the economic value of generation-related regulatory assets and stranded costs. These transition bonds will be amortized over a period not to exceed 15 years through non-bypassable transition charges. In October 2001, our special purpose subsidiary issued $749 million of transition bonds to securitize generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to us and our subsidiaries other than to the special purpose issuer. Payments on the transition bonds are made out of funds from non-bypassable transition charges.

     We expect that upon completion of the 2004 True-Up Proceeding, we will seek to securitize the amounts established for the true-up components. Before we can securitize these amounts, the Texas Utility Commission must conduct a proceeding and issue a financing order authorizing us to do so. Under the Texas electric restructuring law, we are entitled to recover any portion of the true-up balance not securitized by transition bonds through a non-bypassable competition transition charge.

     Mitigation. In an order issued in October 2001, the Texas Utility Commission established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that we had over-mitigated our stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under our transition plan and the Texas electric restructuring law. In this final order, we were required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. In accordance with the order, we recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation, and in January 2002 we began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $238 million. In the event that the excess mitigation credits prove to have been unnecessary and we are determined to have stranded costs, the excess mitigation credits will be included in the stranded costs to be recovered. In June 2003, we sought authority from the Texas Utility Commission to terminate these credits based on then current estimates of what that final determination would be. The Texas Utility Commission denied the request in January 2004.

Customers

     Our customers consist of municipalities, electric cooperatives, other distribution companies and approximately 43 retail electric providers in our certificated service area. We serve nearly all of the Houston/Galveston metropolitan area. Each retail electric provider is licensed by, and must meet creditworthiness criteria established by, the Texas Utility Commission. Two of these retail electric providers are subsidiaries of Reliant Resources. Sales to subsidiaries of Reliant Resources represented approximately 83% and 78% of our transmission and distribution revenues in 2002 and 2003, respectively. Our billed receivables balance from retail electric providers as of December 31, 2003 was $83 million. Approximately 70% of this amount was owed by subsidiaries of Reliant Resources. We do not have long-term contracts with any of our customers. We operate on a continuous billing cycle, with meter readings being conducted and invoices being distributed to retail electric providers each business day.

Credit Standards for Retail Electric Providers

     The Texas Utility Commission has set forth minimum creditworthiness criteria that all retail electric providers serving retail electric customers must meet. The retail electric provider must satisfy one of the following criteria:

     - a long-term, unsecured credit rating of not less than "BBB-" and "Baa3" (or the equivalent) from Standard & Poor's Rating Services (S&P) and Moody's Investors Services, Inc. (Moody's), respectively, or provide a guarantee, surety bond or letter of credit from an affiliate or another company that meets the requisite ratings;

     - assets in excess of liabilities of $50 million, as reflected on its most recent quarterly and annual independently audited financial statements; or

     - unused cash resources commensurate with the level of business it has been certified by the Texas Utility Commission to conduct. The level of unused cash resources must be $100,000 for the retail electric provider to conduct business of up to $250,000 in total monthly billings (excluding transition charges described above under "-- True-Up Components and Securitization -- Securitization") by transmission and distribution utilities and an additional $10,000 of unused cash resources for every $25,000 of incremental business above the $250,000 level.

     Additional creditworthiness standards are required of the retail electric providers with regard to the billing and collection of the transition charges described above under "-- True-Up Components and Securitization -- Securitization."

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

     Additional remedies are available to us upon a retail electric provider's default in the remittance to us, as the servicer, of billed transition charges described above under "-- True-Up Components and Securitization -- Securitization".

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

Properties

     All of our properties are located in Texas. Our transmission system carries electricity from power plants to substations and from one substation to another. These substations serve to connect power plants, the high voltage transmission lines and the lower voltage distribution lines. Unlike the transmission system, which carries high voltage electricity over long distances, distribution lines carry lower voltage power from the substation to the retail electric customers. The distribution system consists primarily of distribution lines, transformers, secondary distribution lines and service wires and meters. Most of our transmission and distribution lines have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

     All of our real and tangible properties, subject to certain exclusions, are currently subject to:

     - the lien of a Mortgage and Deed of Trust (the Mortgage) dated November 1, 1944, as supplemented; and

     - the lien of a General Mortgage (the General Mortgage) dated October 10, 2002, as supplemented, which is junior to the lien of the Mortgage.

     As of March 1, 2004, we had outstanding approximately $382 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $280 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. Additionally, under the General Mortgage, we had outstanding approximately $3.2 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure certain additional pollution control bonds for which CenterPoint Energy is obligated, approximately $100 million held in trust to secure pollution control bonds for which we are obligated and approximately $1.3 billion aggregate principal amount of general mortgage bonds to secure the borrowings under a collateralized term loan due in 2005.

     Electric Lines -- Overhead. As of December 31, 2003, we owned 26,505 pole miles of overhead distribution lines and 3,606 circuit miles of overhead transmission lines, including 446 circuit miles operated at 69,000 volts, 2,083 circuit miles operated at 138,000 volts and 1,077 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 2003, we owned 14,917 circuit miles of underground distribution lines and 16.6 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 12.1 circuit miles operated at 138,000 volts.

     Substations. As of December 31, 2003, we owned 224 major substation sites having total installed rated transformer capacity of 44,964 megavolt amperes.

     Service Centers. We operate 15 regional service centers located on a total of 395 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

     Franchises. We have franchise contracts with 90 of the 91 cities in our service area. The remaining city has enacted an ordinance that governs the placement of utility facilities in its streets. These franchises and this ordinance, typically having a term of 40 years, give us the right to construct, operate and maintain our transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses in exchange for payment of a fee. The franchise for the City of Houston is scheduled to expire in 2007.

DISCONTINUED OPERATIONS

     Effective August 31, 2002, Reliant Energy consummated a restructuring transaction (Restructuring) in which it, among other things, (1) conveyed its Texas electric generation assets to Texas Genco, (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, (3) was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC and (4) distributed the capital stock of its operating subsidiaries, including Texas Genco, to CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock.

     The consolidated financial statements present operations of Reliant Energy that were distributed to CenterPoint Energy in the Restructuring as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the consolidated financial statements reflect these operations as discontinued operations for the year ended December 31, 2001 and for the eight months ended August 31, 2002.

    Total revenues included in discontinued operations were $14 billion and $10 billion for the year ended December 31, 2001 and the eight months ended August 31, 2002, respectively. Total revenues included in discontinued operations have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Income from discontinued operations for the year ended December 31, 2001 and the eight months ended August 31, 2002 is reported net of income tax expense of $297 million and $254 million, respectively.

                                   REGULATION

     We are subject to regulation by various federal, state and local governmental agencies, including the regulations described below.

PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     As a subsidiary of a registered public utility holding company, we are subject to a comprehensive regulatory scheme imposed by the Securities and Exchange Commission (SEC) in order to protect customers, investors and the public interest. Although the SEC does not regulate rates and charges under the 1935 Act, it does regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies. In order to obtain financing, acquire additional public utility assets or stock, or engage in other significant transactions, we are required to obtain approval from the SEC under the 1935 Act.

     CenterPoint Energy received an order from the SEC under the 1935 Act on June 30, 2003 and supplemental orders thereafter relating to its financing activities and those of its regulated subsidiaries, including us, as well as other matters. The orders are effective until June 30, 2005. As of December 31, 2003, the orders generally permitted CenterPoint Energy and its subsidiaries, including us, to issue securities to refinance indebtedness outstanding at June 30, 2003, and authorized CenterPoint Energy and its subsidiaries, including us, to issue certain incremental external debt securities and common and preferred stock through June 30, 2005, without prior authorization from the SEC. The orders also contain certain requirements regarding ratings of CenterPoint Energy's securities, interest rates, maturities, issuance expenses and use of proceeds. The orders require that we maintain a ratio of common equity to total capitalization of at least 30%.

FEDERAL ENERGY REGULATORY COMMISSION

     We are not a "public utility" under the Federal Power Act and therefore are not generally regulated by the Federal Energy Regulatory Commission, although certain of our transactions are subject to limited FERC jurisdiction.

STATE AND LOCAL REGULATION

     We conduct operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers our present service area and facilities. In addition, we hold non-exclusive franchises, typically having a term of forty years, from the incorporated municipalities in our service territory. These franchises give us the right to construct, operate and maintain our transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses in exchange for payment of a fee. The franchise for the City of Houston is scheduled to expire in 2007.

     All retail electric providers in our service area pay the same rates and other charges for transmission and distribution services.

     Our distribution rates charged to retail electric providers for residential customers are based on amounts of energy delivered whereas distribution rates for a majority of commercial and industrial customers are based on peak demand. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under "postage stamp" rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services. Our current transmission and distribution rates have been in effect since January 1, 2002, when electric competition began. This regulated delivery charge includes the transmission and distribution rate (which includes costs for nuclear decommissioning and municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a transition charge associated with securitization of regulatory assets and an excess mitigation credit imposed by the Texas Utility Commission.

                              ENVIRONMENTAL MATTERS

     We are subject to a number of federal, state and local laws and regulations relating to the protection of the environment and the safety and health of company personnel and the public. These requirements relate to a broad range of our activities, including:

     -    the discharge of pollutants into the air, water and soil;

     - the identification, generation, storage, handling, transportation, disposal, record keeping, labeling and reporting of, and the emergency response in connection with, hazardous and toxic materials and wastes, including asbestos, associated with our operations;

     -    noise emissions from our facilities; and

     - safety and health standards, practices and procedures that apply to the workplace and the operation of our facilities.

     In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

     -    construct or acquire new equipment; and

     -    modify or replace existing and proposed equipment.

     If we do not comply with environmental requirements that apply to our operations, regulatory agencies could seek to impose on us civil, administrative and/or criminal liabilities as well as seek to curtail our operations. Under some statutes, private parties could also seek to impose upon us civil fines or liabilities for property damage, personal injury and possibly other costs.

     Under the federal Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA), owners and operators of facilities from which there has been a release or threatened release of hazardous substances, together with those who have transported or arranged for the disposal of those substances, are liable for:

     -    the costs of responding to that release or threatened release; and

     -    the restoration of natural resources damaged by any such release.

LIABILITY FOR PREEXISTING CONDITIONS AND REMEDIATION

    Asbestos and Other. As a result of their age, many of our facilities contain significant amounts of asbestos insulation, other asbestos-containing materials and lead-based paint. Existing state and federal rules require the proper management and disposal of these potentially toxic materials. We have planned for the proper management, abatement and disposal of asbestos and lead-based paint at our facilities.

    We have been named, along with numerous others, as a defendant in a large number of lawsuits filed by a number of individuals who claim injury due to exposure to asbestos while working at sites along the Texas Gulf Coast. We anticipate that additional claims like those received may be asserted in the future, and we intend to continue our practice of vigorously contesting claims that we do not consider to have merit.

                                    EMPLOYEES

     As of December 31, 2003, we had 3,008 full-time employees, including 1,322 employees covered by collective bargaining agreements.

                                  RISK FACTORS

               PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESS

   WE MAY NOT BE SUCCESSFUL IN RECOVERING THE FULL VALUE OF OUR TRUE-UP COMPONENTS.

     We expect to make a filing on March 31, 2004 in a true-up proceeding provided for by the Texas electric restructuring law. The purpose of this proceeding will be to quantify and reconcile the following costs or true-up components:

     - "stranded costs," which consist of the positive excess of the regulatory net book value of generation assets, as defined, over the market value of the assets;

     - the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period;

     - the Texas jurisdictional amount reported by the previously vertically integrated electric utilities as generation-related regulatory assets and liabilities (offset and adjusted by specified amounts) in their audited financial statements for 1998;

     -    final fuel over- or under-recovery; less

     -    "price to beat" clawback components.

     We will be required to establish and support the amounts we seek to recover in the 2004 True-Up Proceeding. We expect these amounts to be substantial. Third parties will have the opportunity and are expected to challenge our calculation of these amounts. To the extent recovery of a portion of these amounts is denied or if we agree to forego recovery of a portion of the request under a settlement agreement, we would be unable to recover these costs in the future. Additionally, in October 2003, a group of intervenors filed a petition asking the Texas Utility Commission to open a rulemaking proceeding and reconsider certain aspects of its true-up rules. In November 2003, the Texas Utility Commission voted to deny the petition. Despite the denial of the petition, we expect that issues could be raised in the 2004 True-Up Proceeding regarding our compliance with the Texas Utility Commission's rules regarding ECOM recovery, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state-mandated auctions. We believe Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the 2004 True-Up Proceeding that made the recovery of the ECOM true-up regulatory asset no longer probable, we would write off the unrecoverable balance of such asset as a charge against earnings.

     In the event we have not begun to recover the amounts established in the 2004 True-Up Proceeding prior to our $1.3 billion term loan maturity date in November 2005, our ability to repay or refinance this term loan may be adversely affected.

     The Texas Utility Commission's ruling that the 2004 True-Up Proceeding filing will be made on March 31, 2004 means that the calculation of the market value of a share of Texas Genco common stock for purposes of the Texas Utility Commission's stranded cost determination will be based on market prices during the 120 trading days ending on March 30, 2004 plus a control premium, if any, up to a maximum of 10%. If Texas Genco is sold to a third party at a lower price than the market value used by the Texas Utility Commission, we would be unable to recover the difference.

   OUR RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS.

     Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. Currently, we do business with approximately 43 retail electric providers. Adverse economic conditions, structural problems in the new ERCOT market or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments on a timely basis. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations. Reliant Resources, through its subsidiaries, is our largest customer. Approximately 70% of our $83 million in billed receivables from retail electric providers at December 31, 2003 was owed by subsidiaries of Reliant Resources. Pursuant to the Texas electric restructuring law, Reliant Resources will be obligated to make a "price to beat" clawback payment to us in 2004 which is currently estimated by Reliant Resources to be $175 million. Our financial condition may be adversely affected if Reliant Resources is unable to meet these obligations.

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

   DISRUPTIONS AT POWER GENERATION FACILITIES OWNED BY THIRD PARTIES COULD INTERRUPT OUR SALES OF TRANSMISSION AND DISTRIBUTION SERVICES.

     We depend on power generation facilities owned by third parties to provide retail electric providers with electric power which we transmit and distribute to customers of the retail electric providers. We do not own or operate any power generation facilities. If power generation is disrupted or if power generation capacity is inadequate, our services may be interrupted, and our results of operations, financial condition and cash flows may be adversely affected.

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

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

   IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO FUND FUTURE CAPITAL EXPENDITURES AND REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As of December 31, 2003, we had $3.9 billion of outstanding indebtedness on a consolidated basis, including a $1.3 billion collateralized term loan due in 2005. In addition, the capital constraints and other factors currently impacting our business may require our future indebtedness to include terms that are more restrictive or burdensome than those of our current indebtedness. These terms may negatively impact our ability to operate our business or adversely affect our financial condition and results of operations. The success of our future financing efforts may depend, at least in part, on:

     -    our ability to recover the true-up components;

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

     -    provisions of relevant tax and securities laws; and

     - our ability to obtain specific approval of specific financing transactions under the 1935 Act.

     Our capital structure and liquidity will be significantly impacted in the 2004/2005 period by our ability to recover the true-up components through the regulatory process beginning in March 2004. To the extent our recovery is denied or materially reduced, our liquidity and financial condition will be materially adversely affected.

     As of March 1, 2004, we have $3.2 billion principal amount of general mortgage bonds outstanding and $382 million of first mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $400 million of additional first mortgage and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2003, we have agreed under the $1.3 billion collateralized term loan maturing in 2005 to not issue, subject to certain exceptions, more than $200 million of incremental secured or unsecured debt. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     Our current credit ratings are discussed in our "Management's Narrative Analysis of Results of Operations--Liquidity--Impact on Liquidity of a Downgrade in Credit Ratings" in Item 7 of Part II of this report. We cannot assure you that these credit ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

   AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH
   FLOWS.

     As of December 31, 2003, we had $1.3 billion of outstanding floating-rate debt owed to third parties. The interest rate spreads on such debt are substantially above our historical interest rate spreads. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. An increase in short-term interest rates could result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

   THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

     Our ratings and credit may be impacted by CenterPoint Energy's credit standing. CenterPoint Energy and its subsidiaries other than us have approximately $2.2 billion principal amount of debt required to be paid through 2006. This amount excludes amounts related to capital leases, securitization debt and indexed debt securities obligations. We cannot assure you that CenterPoint Energy and its other subsidiaries will be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected and the repayment of notes receivable from CenterPoint Energy in the amount of $815 million as of December 31, 2003 could be adversely affected.

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

     - those transferred to Texas Genco in connection with its organization and capitalization; and

     - those transferred to CenterPoint Energy and us in connection with the August 2002 restructuring of Reliant Energy.

     In connection with the organization and capitalization of Reliant Resources, Reliant Resources and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. Reliant Resources also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on Reliant Resources and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Reliant Resources, regardless of the time those liabilities arose. If Reliant Resources is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy has not been released from the liability in connection with the transfer, CenterPoint Energy or us could be responsible for satisfying the liability.

     Reliant Resources reported in its Annual Report on Form 10-K for the year ended December 31, 2003 that as of December 31, 2003 it had $6.1 billion of total debt and its unsecured debt ratings are currently below investment grade. If Reliant Resources were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event Reliant Resources might not honor its indemnification obligations and claims by Reliant Resources' creditors might be made against us as its former owner.

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

     CenterPoint Energy and its subsidiaries, including us but excluding Texas Genco, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

     CenterPoint Energy and its subsidiaries, including us, received an order from the SEC under the 1935 Act on June 30, 2003 relating to financing activities, which is effective until June 30, 2005. We must seek a new order before the expiration date. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

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

ITEM 2. PROPERTIES

CHARACTER OF OWNERSHIP

     We own or lease our principal properties in fee, including our corporate office. Most of our electric lines are located, pursuant to easements and other rights, on public roads or on land owned by others. For information regarding our properties, please read "Our Business -- Electric Transmission & Distribution Properties" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

    For a brief description of certain legal and regulatory proceedings affecting us, please read "Regulation" and "Environmental Matters" in Item 1 of this report and Notes 4 and 9(b) to our consolidated financial statements, which information is incorporated herein by reference.

     In addition to the matters incorporated herein by reference, the following matter that we previously reported has been resolved:

     In August and October 2003, class action lawsuits were filed against CenterPoint Houston and Reliant Energy Services in federal court in New York on behalf of purchasers of natural gas futures contracts on the New York Mercantile Exchange. A third, similar class action was filed in the same court in November 2003. The complaints alleged that the defendants manipulated the price of natural gas through their gas trading activities and price reporting practices in violation of the Commodity Exchange Act during the period January 1, 2000 through December 31, 2002. The plaintiffs sought damages based on the effect of such alleged manipulation on the value of the gas futures contracts they bought or sold. In January 2004, the plaintiffs voluntarily dismissed CenterPoint Houston from these lawsuits.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The information called for by Item 4 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

                                     PART II

ITEM 5. MARKET FOR COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

    All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

    Our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. In addition, the SEC restricts our ability to pay dividends out of capital accounts to the extent current or retained earnings are insufficient for those dividends.

    In 2002 and 2003, we paid dividends on our common stock of $223 million and $-0-, respectively.

ITEM 6. SELECTED FINANCIAL DATA

    The information called for by Item 6 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries).

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

                                    OVERVIEW

     The following narrative analysis should be read in combination with our consolidated financial statements and notes contained in Item 8 of this report.

     We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring (Restructuring) of Reliant Energy, Incorporated (Reliant Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). For information about the 1935 Act, please read " -- Liquidity -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends."

     We are a regulated utility engaged in the transmission and distribution of electric energy to approximately 1.8 million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately 4.7 million people and includes Houston.

     We transport electricity from power plants to substations and from one substation to another and to retail electric customers in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT) on behalf of retail electric providers. ERCOT is an intrastate network which serves as the regional reliability coordinating council for member electric power systems in Texas. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. Transmission services are provided under tariffs approved by the Public Utility Commission of Texas (the Texas Utility Commission).

     Operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and call center operations. Distribution services are provided under tariffs approved by the Texas Utility Commission.

                                EXECUTIVE SUMMARY

2003 HIGHLIGHTS

     Our operating performance and cash flow for 2003 compared to 2002 were affected by:

     - continued customer growth with the addition of nearly 47,000 metered electric customers since December 2002, or an annualized 3% growth;

     -    an increase of $76 million in interest expense;

     - an increase of $28 million in pension, employee benefit and insurance costs;

     - an increase of $69 million in operation and maintenance expense related to our final fuel reconciliation; and

     - a reduction of $36 million in non-cash ECOM revenues as result of higher operating margins at Texas Genco Holdings, Inc. (Texas Genco) that were realized from the state-mandated capacity auctions.

     In 2003, we accessed the capital markets to raise approximately $1.3 billion. We used these proceeds to refinance higher coupon debt, to repay intercompany payables to CenterPoint Energy and enhance our liquidity.

     CenterPoint Energy distributed approximately 19% of the 80 million outstanding shares of common stock of Texas Genco to its shareholders on January 6, 2003 (Texas Genco Distribution). As a result of the Texas Genco Distribution, CenterPoint Energy recorded an impairment charge of $399 million, which is reflected as a regulatory asset representing stranded costs on our Consolidated Balance Sheet as of December 31, 2003. This impairment charge represents the excess of the carrying value of CenterPoint Energy's net investment in Texas Genco over the market value of the Texas Genco common stock that was distributed. The financial impact of this impairment was offset by recording a $399 million regulatory asset reflecting our expectation of stranded cost recovery of such impairment. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, we have recorded a regulatory asset, reflecting our right to recover this amount, and an associated payable to CenterPoint Energy. Any additional impairment or loss that CenterPoint Energy incurs on its Texas Genco investment that we expect to recover as stranded investment will be recorded in the same manner.

SIGNIFICANT EVENTS IN 2004

     During 2004, we expect to complete additional steps in a process that began when Texas adopted legislation designed to deregulate and restructure the electric utility industry in the state. That legislation (Texas electric restructuring law) required integrated electric utilities to separate their generating, transmission and distribution and retail sales functions pursuant to plans approved by the Texas Utility Commission.

     The Texas electric restructuring law contains provisions that allow us to recover the amount by which the market value of CenterPoint Energy's generating assets, as determined by the Texas Utility Commission under a formula prescribed in the law, is below the regulatory book value for those assets as of the end of 2001. It also allows us to recover certain other transition costs, such as a final fuel reconciliation balance, regulatory assets and the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period (called the ECOM true-up). Those amounts, and certain other adjustments, are to be determined by the Texas Utility Commission in a proceeding that will begin on March 31, 2004 (2004 True-Up Proceeding). The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although, under its rules the Texas Utility Commission can extend the 150 day deadline for good cause. After the Texas Utility Commission determines the amount of the true-up components (the true-up balance) that we may recover, we will recover those amounts through a transition charge added to our transmission and distribution rates. Assuming receipt of a timely final order from the Texas Utility Commission, we expect to begin earning a non-cash rate of return on the true-up balance in the third quarter of 2004. We intend to seek authority from the Texas Utility Commission to securitize all or a portion of the true-up balance as early as the fourth quarter of 2004 through the issuance of transition bonds and to be in a position to issue those bonds by early 2005. Transition bonds would be issued through our subsidiary that is a special purpose entity, but they would be non-recourse to us. Any portion of the true-up balance not securitized by transition bonds will be recovered through a non-bypassable competition transition charge. We will distribute recovery of the true-up components not used to repay indebtedness to CenterPoint Energy through either the payment of dividends or the settlement of intercompany payables. CenterPoint Energy can then move funds back to us, either through equity or intercompany debt, in order to maintain our capital structure at the appropriate levels.

     As discussed above, in accordance with the Texas electric restructuring law, we expect to seek recovery of substantial amounts for the true-up components. Determination of the amounts actually recovered will be made by the Texas Utility Commission in a proceeding in which we expect that various parties will challenge our claims, potentially resulting in an award of less than the full amount to which we believe we are entitled. An ultimate determination or a settlement at an amount less than that recorded in our financial statements could lead to a charge that would materially adversely affect our results of operations, financial condition and cash flows.

     The Texas Utility Commission issued a final order in October 2001 (October 2001 Order) that established the transmission and distribution utility rates that became effective in January 2002. In this Order, the Texas Utility Commission found that we had over-mitigated our stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under the transition plan and Texas electric restructuring law. As a result of the October 2001 Order, we were required to refund $1.1 billion through excess mitigation credits to certain retail electric customers during a seven-year period which began in January 2002, and which amount to approximately $238 million per year. Amounts refunded will be considered in the 2004 True-Up Proceeding, and we expect that such refunds will be discontinued as a result of the 2004 True-Up Proceeding.

     In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The 2004 True-Up Proceeding provides for a clawback of the "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by a non-affiliated retail electric provider by January 1, 2004. Pursuant to the Texas electric restructuring law and the master separation agreement entered into in connection with the September 30, 2002 spin-off of CenterPoint Energy's interest in Reliant Resources to its shareholders, Reliant Resources is obligated to pay us for the clawback component of the 2004 True-Up Proceeding. Based on an order issued on February 13, 2004 by the Texas Utility Commission, the clawback will equal $150 times the number of residential customers served by Reliant Resources in our service territory, less the number of residential customers served by Reliant Resources outside our service territory, on January 1, 2004. As reported in Reliant Resources' Annual Report on Form 10-K for the year ended December 31, 2003, Reliant Resources expects that the clawback payment will be $175 million. We expect that before, or upon, issuance of a final order in the 2004 True-Up Proceeding we will receive the clawback payment from Reliant Resources, which will reduce the amount of recoverable costs to be determined in the 2004 True-Up Proceeding.

     The 2004 True-Up Proceeding will include the balance from the final fuel reconciliation proceeding for the fuel component of electric rates. Prior to the beginning of competition, fuel costs were a component of electric rates and those costs were reviewed and reconciled periodically by the Texas Utility Commission. Although the final fuel reconciliation is a separate proceeding that is currently underway, the final fuel over- or under- recovery balance will be included in the 2004 True-Up Proceeding, either as a reduction to or increase in the amount to be recovered.

     Following adoption of the true-up rule by the Texas Utility Commission in 2001, we appealed the provisions of the rule, that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as we contend is required by law. On January 30, 2004, the Texas Supreme Court granted our petition for review of the true-up rule. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. We have not accrued interest income on stranded costs in our consolidated financial statements, but estimate such interest income would be material to our consolidated financial statements.

     We recorded non-cash ECOM revenue of $697 million in 2002 and $661 million in 2003. We are no longer permitted under the Texas electric restructuring law to record non-cash ECOM revenue in 2004. The reduction in interest costs that should result from the use of proceeds of securitization to reduce debt, to the extent received in 2004, should help offset the resulting reductions in earnings, but both the amount and timing of this securitization effort is a function of the regulatory process described above.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     Our past earnings are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

     - the timing and outcome of the regulatory process leading to the determination and recovery of the true-up components and the securitization of these amounts;

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

     -    termination of accruals of ECOM true-up after 2003;

     - industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

     -    changes in interest rates or rates of inflation;

     -    weather variations and other natural phenomena;

     - commercial bank and financial market conditions, our access to capital, the cost of such capital, receipt of certain approvals under the 1935 Act, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

     -    actions by rating agencies;

     - non-payment for our services due to financial distress of our customers, including Reliant Resources;

     - the outcome of the pending securities lawsuits against us, Reliant Energy and Reliant Resources;

     - the ability of Reliant Resources to satisfy its obligations to us including indemnity obligations and obligations to pay the "price to beat" clawback; and

     -    other factors discussed in Item 1 of this report under "Risk Factors."

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various federal and state governmental authorities having jurisdiction over rates we charge, competition in our various business operations, debt service costs and income tax expense.

     The following table sets forth selected financial data for the years ended December 31, 2001, 2002 and 2003, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                                                    YEAR ENDED DECEMBER 31,
                                                                              ------------------------------------
                                                                                 2001         2002         2003
                                                                              ----------   ----------   ----------
                                                                                       (IN MILLIONS)
Revenues:
   Electric revenues ......................................................   $    2,100   $    1,525   $    1,463
   ECOM revenues (1) ......................................................           --          697          661
                                                                              ----------   ----------   ----------
       Total Revenues .....................................................        2,100        2,222        2,124
Expenses:
   Operation and maintenance ..............................................          650          642          636
   Depreciation and amortization ..........................................          299          271          270
   Taxes other than income taxes ..........................................          288          213          198
                                                                              ----------   ----------   ----------
       Total Expenses .....................................................        1,237        1,126        1,104
                                                                              ----------   ----------   ----------
Operating Income ..........................................................          863        1,096        1,020
Interest Expense and Distribution on Trust Preferred Securities ...........         (233)        (285)        (361)
Other Income, net .........................................................           44           22            3
                                                                              ----------   ----------   ----------
Income from Continuing Operations Before Income Taxes and Preferred
   Dividends ..............................................................          674          833          662
Income Tax Expense ........................................................         (228)        (286)        (230)
                                                                              ----------   ----------   ----------
Income from Continuing Operations Before Preferred Dividends ..............          446          547          432
Income from Discontinued Operations, net of tax ...........................          535          132           --
Preferred Dividends .......................................................           (1)          --           --
                                                                              ----------   ----------   ----------
Net Income ................................................................   $      980   $      679   $      432
                                                                              ==========   ==========   ==========
  Residential throughput (in GWh) .........................................       21,371       23,025       23,687
  Total throughput (in GWh) (2) ...........................................       71,325       69,587       70,815

----------

     (1) In 2004, we will no longer be permitted under the Texas electric restructuring law to record non-cash ECOM revenue.

     (2) Usage volumes for commercial and industrial customers are included in total throughput; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

     2003 Compared to 2002. We reported a decrease in operating income of $76 million for 2003 compared to 2002. Increased revenues from customer growth ($40 million) were more than offset by transition period revenues that only occurred in 2002 ($90 million) and decreased industrial demand, resulting in an overall decrease in electric revenues from the regulated electric transmission and distribution business of $62 million. Additionally, non-cash ECOM revenue decreased $36 million as a result of higher operating margins at Texas Genco based on its state-mandated capacity auctions. Operation and maintenance expenses decreased in 2003 compared to 2002 primarily due to the absence of purchased power costs that occurred in 2002 during the transition period to deregulation ($48 million), a decrease in labor costs as a result of work force reductions in 2002 ($13 million), non-recurring contract services expense primarily related to transition to deregulation in 2002 ($10 million) and lower bad debt expense related to transition revenues in 2002 ($10 million). These decreases were partially offset by an increase in expenses related to our final fuel reconciliation ($69 million) and an increase in benefits expense primarily due to increased pension costs ($18 million). Taxes other than income taxes decreased $15 million primarily due to the absence of gross receipts tax associated with transition period revenue in the first quarter of 2002 ($9 million). Other income, net decreased in 2003 compared to 2002 primarily due to the reversal of interest income related to our final fuel reconciliation ($30 million). Interest expense increased in 2003 compared to 2002, as a result of higher borrowing costs and increased debt levels.

     2002 Compared to 2001. We reported an increase in operating income of $233 million for 2002 as compared to 2001, of which $697 million related to non-cash ECOM revenue associated with costs recorded pursuant to the Texas electric restructuring law. Electric revenues from the regulated electric transmission and distribution business decreased $575 million primarily as a result of the transition to a deregulated ERCOT market in 2002. Throughput declined 2% during 2002 as compared to 2001. The decrease was primarily due to reduced energy delivery in the industrial sector resulting from self-generation by several major customers, partially offset by increased residential usage primarily due to non-weather related factors. Additionally, despite a slowing economy, total metered customers continued to grow at an annual rate of approximately 2% during the year. Operation and maintenance expenses decreased in 2002 as compared to 2001 primarily due to a decrease in factoring expense as a result of the termination of an agreement under which we had sold our customer accounts receivable ($77 million) and decreased transmission line losses in 2002 as this became a cost of retail electric providers in 2002 ($16 million), partially offset by purchased power costs related to the operation of the regulated utility during the transition period to deregulation ($48 million), an increase in benefits expense ($25 million) which included severance costs in connection with a reduction in work force in 2002 and expenses related to our final fuel reconciliation ($18 million). Depreciation and amortization decreased in 2002 as compared to 2001 primarily as a result of decreased amortization relating to certain regulatory assets ($64 million) partially offset by increased amortization related to transition property associated with the transition bonds issued in November 2001 ($35 million). Other income, net decreased in 2002 compared to 2001 primarily due to a $37 million decrease in interest income from under-recovery of fuel in 2002 compared to 2001, partially offset by a $19 million increase in interest income from affiliated parties. Interest expense increased in 2002 compared to 2001, as a result of higher borrowing costs, including costs related to the early extinguishment of debt.

DISCONTINUED OPERATIONS

     Effective August 31, 2002, Reliant Energy completed the Restructuring in which it, among other things, (1) conveyed its Texas electric generation assets to Texas Genco, (2) became an indirect, wholly owned subsidiary of a new utility holding company, CenterPoint Energy, (3) was converted into a Texas limited liability company named CenterPoint Energy Houston Electric, LLC and (4) distributed the capital stock of its operating subsidiaries, including Texas Genco, to CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock.

     The consolidated financial statements present operations of Reliant Energy that were distributed to CenterPoint Energy in the Restructuring as discontinued operations in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No. 144). Accordingly, the consolidated financial statements reflect these operations as discontinued operations for the year ended December 31, 2001 and for the eight months ended August 31, 2002.

                                    LIQUIDITY

     Capital Requirements. We anticipate investing up to an aggregate $1.3 billion in capital expenditures in the years 2004 through 2008, including approximately $282 million and $245 million in 2004 and 2005, respectively.

     The following table sets forth estimates of our contractual obligations to make future payments for 2004 through 2008 and thereafter (in millions):

                                                                                                              2009 AND
       CONTRACTUAL OBLIGATIONS              TOTAL       2004       2005       2006        2007       2008    THEREAFTER
       -----------------------             --------    -------    -------    -------     -------    -------  ----------
Long-term debt, including current
  portion...............................   $  3,388    $    41    $ 1,357    $    54     $    60    $    66    $ 1,810
Capital leases..........................          1         --         --         --          --         --          1
Operating leases (1)....................         27          6          6          6           6          3         --
                                           --------    -------    -------    -------     -------    -------    -------
  Total contractual cash obligations....   $  3,416    $    47    $ 1,363    $    60     $    66    $    69    $ 1,811
                                           ========    =======    =======    =======     =======    =======    =======

----------

(1) For a discussion of operating leases, please read Note 9(a) to our consolidated financial statements.

     Texas Genco is the beneficiary of decommissioning trusts that have been established to provide funding for decontamination and decommissioning of the South Texas Project in which Texas Genco owns a 30.8% interest. We collect through rates or other authorized charges to our electric utility customers amounts designated for funding the decommissioning trusts, and deposit these amounts into the decommissioning trusts. The beneficial ownership of the nuclear decommissioning trusts is held by Texas Genco, as a licensee of the facility. Upon decommissioning of the facility, in the event funds from the trusts are inadequate, we or our successor will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code all additional amounts required to fund Texas Genco's obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trusts, the excess will be refunded to our ratepayers or those of our successor. We currently fund $2.9 million a year to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project.

     In October 2001, we were required by the Texas Utility Commission to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. We recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation and in January 2002 we began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $238 million. Under the Texas electric restructuring law, a final determination of these stranded costs will occur in the 2004 True-Up Proceeding.

     Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements.

     Long-term and Short-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

     In 2003 and February 2004 we completed several capital market transactions which resulted in more favorable interest rates on our fixed rate debt. The proceeds of the debt transactions in 2003 were primarily used to refinance higher cost debt, repay intercompany payables to CenterPoint Energy and pay related debt issuance costs. Our 2003 capital market transactions included the following:

   ISSUANCE                                                            PRINCIPAL     INTEREST         MATURITY
     DATE              BORROWER                  SECURITY               AMOUNT         RATE             DATE
--------------    -------------------      ----------------------    -------------   --------      --------------
                                                                     (IN THOUSANDS)
  March 2003      CenterPoint Houston      General Mortgage Bonds     $  762,275      5.700-       March 2013 and
                                                                                      6.950%            2033

   May 2003       CenterPoint Houston      General Mortgage Bonds        200,000      5.600%         July 2023

September 2003    CenterPoint Houston      General Mortgage Bonds        300,000      5.750%        January 2014

     Additionally, in February 2004, $56 million aggregate principal amount of collateralized 5.60% pollution control bonds due 2027 and $44 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on our behalf. The pollution control bonds are collateralized by our general mortgage bonds with principal amounts, interest rates and maturities that match the pollution control bonds.

The proceeds were used to redeem two series of 6.7% collateralized pollution control bonds with an aggregate principal amount of $100 million issued on behalf of CenterPoint Energy. Our 6.7% first mortgage bonds which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds were retired in connection with the March 2004 redemption of the refunded pollution control bonds. Our 6.7% notes payable to CenterPoint Energy were extinguished upon the redemption of the refunded pollution control bonds.

     Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during 2004 include the following:

     -    approximately $282 million of capital expenditures;

     -    an estimated $238 million in refunds of excess mitigation credits; and

     -    $41 million of maturing transition bonds.

     We expect that anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for 2004.

     We will distribute recovery of the true-up components not used to repay indebtedness to CenterPoint Energy through either the payment of dividends or the settlement of intercompany payables. CenterPoint Energy can then move funds back to us, either through equity or intercompany debt, in order to maintain our capital structure at the appropriate levels. Under the orders described under "--Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends," our member's equity as a percentage of total capitalization must be at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of March 1, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                                    MOODY'S                      S&P                   FITCH
                                          ----------------------------   ---------------------  ---------------------
          COMPANY/INSTRUMENT              RATING       OUTLOOK (1)       RATING    OUTLOOK (2)  RATING    OUTLOOK (3)
          ------------------              ------    ------------------   ------    -----------  ------    -----------
CenterPoint Houston Senior Secured
  Debt (First Mortgage Bonds)..........    Baa2          Negative          BBB      Negative     BBB+      Negative

----------

(1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to a stable outlook.

(2) An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(2) A "negative" outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

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

     Cross Defaults. The terms of our debt instruments generally provide that a default on obligations by CenterPoint Energy does not cause a default under our debt instruments. A payment default on debt for borrowed money and certain other specified types of obligations by us exceeding $50 million will cause a default under our $1.3 billion loan maturing in 2005. A payment default on, or a non-payment default that permits acceleration of, any of our indebtedness exceeding $50 million will caused a default under CenterPoint Energy's $2.3 billion credit facility entered into on October 7, 2003. A payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default on senior debt of CenterPoint Energy aggregating $1.4 billion.

     Pension Plan. As discussed in Note 7 to the consolidated financial statements, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2004 is estimated to be $23 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. Pension expense for the year ended December 31, 2003 was $26 million. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     - increases in interest expense in connection with debt refinancings;

     - various regulatory actions; and

     - the ability of Reliant Resources and its subsidiaries to satisfy their obligations as our principal customer and in respect of its indemnity obligations to us.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities on June 30, 2003 (June 2003 Financing Order). Our money pool borrowing limit under such financing orders is $600 million. At December 31, 2003, we had borrowings from the money pool of $113 million. The money pool may not provide sufficient funds to meet our cash needs.

     Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends. Factors affecting our ability to issue securities, pay dividends on our common stock or to take other actions to adjust our capitalization include:

-    covenants and other provisions in our borrowing agreements; and

-    limitations imposed on us under the 1935 Act.

     Our collateralized term loan limits our debt, excluding transition bonds, as a percentage of total capitalization to 68%.

     Our parent, CenterPoint Energy, is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our parent's activities and those of its subsidiaries other than Texas Genco, including us. The 1935 Act, among other things, limits our parent's ability and the ability of its regulated subsidiaries, including us, to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

     The June 2003 Financing Order is effective until June 30, 2005. Additionally, CenterPoint Energy has received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its regulated subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. As of March 1, 2004 we are authorized to issue an additional aggregate $161 million of debt and an aggregate $250 million of preferred stock and preferred securities.

     The SEC has reserved jurisdiction over, and must take further action to permit the issuance of $250 million of additional debt by us.

     The orders require that if CenterPoint Energy or any of its regulated subsidiaries, including us, issue any securities that are rated by a nationally recognized statistical rating organization (NRSRO), the security to be issued must obtain an investment grade rating from at least one NRSRO and, as a condition to such issuance, all outstanding rated securities of the issuer and of CenterPoint Energy must be rated investment grade by at least one NRSRO. The orders also contain certain requirements for interest rates, maturities, issuance expenses and use of proceeds.

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. We expect to pay dividends out of current earnings. The June 2003 Financing Order requires that we maintain a ratio of common equity to total capitalization of at least 30%.

     Relationship with CenterPoint Energy. We are an indirect wholly owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.1 billion of recoverable electric generation plant mitigation assets (stranded costs) and $1.4 billion of ECOM true-up as of December 31, 2003. The stranded costs include $1.1 billion of previously recorded accelerated depreciation and $841 million of previously redirected depreciation as well as $399 million related to the Texas Genco distribution. These stranded costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of stranded cost recovery is subject to a final determination, which will occur in 2004, and is contingent upon the market value of Texas Genco. Any significant changes in our accounting estimate of stranded costs as a result of current market conditions or changes in the regulatory recovery mechanism currently in place could result in a material write-down of these regulatory assets.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

     We review the carrying value of our long-lived assets, including identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market condition and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

     Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures. The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

UNBILLED REVENUES

     Revenues related to the sale and/or delivery of electricity are generally recorded when electricity is delivered to customers. However, the determination of energy sales to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of electricity delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

                          NEW ACCOUNTING PRONOUNCEMENTS

    See Note 2(l) to the consolidated financial statements for a discussion of new accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have outstanding long-term debt, which subjects us to the risk of loss associated with movements in market interest rates.

     At December 31, 2002 and 2003, we had outstanding fixed-rate debt aggregating $2.4 billion and $2.5 billion in principal amount and having a fair value of $2.5 billion and $ 2.6 billion, respectively. This fixed-rate debt does not expose us to the risk of loss in earnings due to changes in market interest rates. However, the fair value of this debt would increase by approximately $128 million if interest rates were to decline by 10% from their levels at December 31, 2003. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of this debt in the open market prior to its maturity.

     Our floating-rate obligations aggregated $1.3 billion at both December 31, 2002 and 2003. These floating-rate obligations expose us to the risk of increased interest expense in the event of increases in short-term interest rates. If the floating interest rates were to increase by 10% from December 31, 2002 rates, our combined interest expense would increase by a total of $1.4 million each month in which such increase continued. For more information regarding our floating rate obligations, please read Note 6 to our consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA OF THE COMPANY

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                        STATEMENTS OF CONSOLIDATED INCOME

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                  2001         2002         2003
                                                                              ------------ ------------ ------------
                                                                                          (IN THOUSANDS)
REVENUES ..................................................................   $  2,099,872 $  2,221,618 $  2,124,237
                                                                              ------------ ------------ ------------
EXPENSES:
  Operation and maintenance ...............................................        649,995      641,589      636,621
  Depreciation and amortization ...........................................        299,204      270,799      270,035
  Taxes other than income taxes ...........................................        287,318      212,988      197,989
                                                                              ------------ ------------ ------------
     Total ................................................................      1,236,517    1,125,376    1,104,645
                                                                              ------------ ------------ ------------
OPERATING INCOME ..........................................................        863,355    1,096,242    1,019,592
                                                                              ------------ ------------ ------------
OTHER INCOME (EXPENSE):
  Interest expense and distribution on trust preferred securities .........       (233,344)    (284,898)    (361,312)
  Other, net ..............................................................         43,755       21,988        3,893
                                                                              ------------ ------------ ------------
     Total ................................................................       (189,589)    (262,910)    (357,419)
                                                                              ------------ ------------ ------------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME
  TAXES AND PREFERRED DIVIDENDS ...........................................        673,766      833,332      662,173
  Income Tax Expense ......................................................        227,811      285,882      230,401
                                                                              ------------ ------------ ------------
INCOME FROM CONTINUING OPERATIONS BEFORE
 PREFERRED DIVIDENDS ......................................................        445,955      547,450      431,772
  Income from Discontinued Operations, net of tax .........................        534,604      131,949           --
                                                                              ------------ ------------ ------------
INCOME BEFORE PREFERRED DIVIDENDS .........................................        980,559      679,399      431,772
PREFERRED DIVIDENDS .......................................................            858           --           --
                                                                              ------------ ------------ ------------
NET INCOME ................................................................   $    979,701 $    679,399 $    431,772
                                                                              ============ ============ ============

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                                                      YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                 2001          2002         2003
                                                                              ------------ ------------ ------------
                                                                                          (IN THOUSANDS)
Net income ................................................................   $    979,701 $    679,399 $    431,772
                                                                              ------------ ------------ ------------
Other comprehensive income (loss), net of tax:
 Minimum non-qualified pension liability
     adjustment (net of tax of $346 and $1,015) ...........................            642        1,885           --
  Comprehensive income (loss) from discontinued operations,
     (net of tax of $97,709 and $108,844) .................................       (181,459)     202,138           --
                                                                              ------------ ------------ ------------
Other comprehensive income (loss) .........................................       (180,817)     204,023           --
                                                                              ------------ ------------ ------------
Comprehensive income ......................................................   $    798,884 $    883,422 $    431,772
                                                                              ============ ============ ============

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                       -----------------------------
                                                                                            2002            2003
                                                                                       -------------   -------------
                                                                                               (IN THOUSANDS)
                                       ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................     $      70,866   $      30,720
  Accounts and notes receivable, net..............................................            99,304          91,332
  Accounts receivable--affiliated companies, net..................................                --           3,897
  Accrued unbilled revenues.......................................................            70,385          71,507
  Inventory.......................................................................            59,941          56,008
  Taxes receivable................................................................            40,997         184,634
  Other...........................................................................            11,838          14,209
                                                                                       -------------   -------------
     Total current assets.........................................................           353,331         452,307
                                                                                       -------------   -------------
PROPERTY, PLANT AND EQUIPMENT, NET................................................         4,077,672       4,044,283
                                                                                       -------------   -------------
OTHER ASSETS:
  Other intangibles, net..........................................................            39,912          39,010
  Regulatory assets...............................................................         3,970,007       4,896,439
  Notes receivable--affiliated companies..........................................           814,513         814,513
  Other...........................................................................            66,049          79,770
                                                                                       -------------   -------------
     Total other assets...........................................................         4,890,481       5,829,732
                                                                                       -------------   -------------
     TOTAL ASSETS.................................................................     $   9,321,484   $  10,326,322
                                                                                       =============   =============
                             LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt...............................................     $      18,758   $      41,229
  Accounts payable................................................................            32,362          35,771
  Accounts payable--affiliated companies, net.....................................            43,662              --
  Notes payable--affiliated companies, net........................................           214,976         113,179
  Taxes accrued...................................................................            85,205          82,650
  Interest accrued................................................................            78,355          64,769
  Regulatory liabilities..........................................................           168,173         185,812
  Franchise fees accrued..........................................................            33,837          33,677
  Other...........................................................................            23,895          28,368
                                                                                       -------------   -------------
     Total current liabilities....................................................           699,223         585,455
                                                                                       -------------   -------------
OTHER LIABILITIES:
  Accumulated deferred income taxes, net..........................................         1,419,301       1,799,926
  Unamortized investment tax credits..............................................            53,581          55,845
  Benefit obligations.............................................................            61,671          83,236
  Regulatory liabilities..........................................................           940,615         923,038
  Notes payable--affiliated companies.............................................           916,400         379,900
  Accounts payable--affiliated companies..........................................                --         398,984
  Other...........................................................................           265,426          11,424
                                                                                       -------------   -------------
     Total other liabilities......................................................         3,656,994       3,652,353
                                                                                       -------------   -------------
LONG-TERM DEBT....................................................................         2,641,281       3,347,684
                                                                                       -------------   -------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)
MEMBER'S EQUITY...................................................................         2,323,986       2,740,830
                                                                                       -------------   -------------
     TOTAL LIABILITIES AND MEMBER'S EQUITY........................................     $   9,321,484   $  10,326,322
                                                                                       =============   =============

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                                     YEAR ENDED DECEMBER 31,
                                                                              --------------------------------------
                                                                                  2001         2002         2003
                                                                              ------------ ------------ ------------
                                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ..............................................................   $    979,701 $    679,399 $    431,772
  Less: Income  from discontinued operations ..............................        534,604      131,949           --
                                                                              ------------ ------------ ------------
  Income from continuing operations, less preferred dividends .............        445,097      547,450      431,772
  Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
     Depreciation and amortization ........................................        299,204      270,799      270,035
     Deferred income taxes ................................................       (127,442)     352,421      388,934
     Amortization of deferred financing costs .............................          7,407       34,140       31,291
     Investment tax credit ................................................         (4,712)      (4,689)      (6,895)
     Changes in other assets and liabilities:
       Accounts and notes receivable, net .................................            779     (275,089)       6,850
       Accounts receivable/payable, affiliates ............................         56,215        3,470      (47,559)
       Taxes receivable ...................................................         79,888       11,758     (143,637)
       Inventory ..........................................................         22,982       20,978        3,933
       Accounts payable ...................................................         52,570       (7,727)       3,409
       Fuel cost recovery .................................................        357,139      216,368           --
       Interest and taxes accrued .........................................         24,422      (52,607)      (1,141)
       Net regulatory assets and liabilities ..............................            705   (1,025,836)    (770,648)
       Other current assets ...............................................         (3,037)      (4,006)      (2,371)
       Other current liabilities ..........................................        (70,224)     (66,727)       4,313
       Other assets .......................................................        (78,220)      74,070      (23,915)
       Other liabilities ..................................................         35,873      (18,464)     (15,586)
     Other, net ...........................................................             --           --        2,144
                                                                              ------------ ------------ ------------
          Net cash provided by operating activities .......................      1,098,646       76,309      130,929
                                                                              ------------ ------------ ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and other ..........................................       (525,729)    (344,750)    (224,345)
                                                                              ------------ ------------ ------------
          Net cash used in investing activities ...........................       (525,729)    (344,750)    (224,345)
                                                                              ------------ ------------ ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ................................        748,572    1,310,000    1,257,762
  Decrease in short-term borrowings, net ..................................       (105,665)    (163,731)          --
  Increase (decrease) in short-term notes with affiliates, net ............        215,220     (223,310)      64,803
  Payments of long-term debt ..............................................       (226,547)    (313,414)    (531,032)
  Decrease in long-term notes payable, affiliates .........................             --     (550,000)    (703,100)
  Debt issuance costs .....................................................        (10,375)     (59,574)     (35,216)
  Payment of common stock dividends .......................................       (433,918)    (222,538)          --
  Redemption of preferred stock ...........................................        (10,227)          --           --
  Other, net ..............................................................        111,465          (46)          53
                                                                              ------------ ------------ ------------
          Net cash provided by (used in) financing activities .............        288,525     (222,613)      53,270
                                                                              ------------ ------------ ------------
NET CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS ....................       (859,095)     558,492           --
                                                                              ------------ ------------ ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................          2,347       67,438      (40,146)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR ........................          1,081        3,428       70,866
                                                                              ------------ ------------ ------------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR ..............................   $      3,428 $     70,866 $     30,720
                                                                              ============ ============ ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash Payments:
     Interest .............................................................   $    221,940 $    214,882 $    317,304
     Income taxes (refunds) ...............................................        266,092      (11,037)    (104,206)

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

          STATEMENTS OF CONSOLIDATED STOCKHOLDER'S AND MEMBER'S EQUITY

                                              2001                  2002                    2003
                                       --------------------  ---------------------  -----------------------
                                       SHARES      AMOUNT     SHARES     AMOUNT      SHARES       AMOUNT
                                       -------  -----------  --------  -----------  --------   ------------
                                                         (THOUSANDS OF DOLLARS AND SHARES)
PREFERENCE STOCK, NONE
  OUTSTANDING.......................        --  $        --        --  $        --        --   $         --
CUMULATIVE PREFERRED STOCK, $0.01
  PAR VALUE; AUTHORIZED 20,000,000
  SHARES
  Balance, beginning of year........        97        9,740        --           --        --             --
  Redemption of preferred stock.....       (97)      (9,740)       --           --        --             --
                                       -------  -----------  --------  -----------  --------   ------------
  Balance, end of year...........           --           --        --           --        --             --
                                       -------  -----------  --------  -----------  --------   ------------
COMMON STOCK, $0.01 PAR VALUE;
  AUTHORIZED 1,000,000,000 SHARES
  Balance, beginning of year........   299,914        2,999   302,944        3,029         1              1
  Issuances related to benefit and
    investment plans................     3,030           30        --           --        --             --
  Restructuring.....................        --           --  (302,943)      (3,028)       --             --
                                       -------  -----------  --------  -----------  --------   ------------
  Balance, end of year..............   302,944        3,029         1            1         1              1
                                       -------  -----------  --------  -----------  --------   ------------
ADDITIONAL PAID-IN-CAPITAL
  Balance, beginning of year........        --    3,254,191        --    3,894,272        --      2,205,039
  Issuances related to benefit and
    investment plans................        --      130,630        --           --        --             --
  Unrealized gain on sale of
    subsidiaries' stock.............        --      509,499        --           --        --             --
  Other.............................        --          (48)       --           --        --        (14,928)
  Restructuring.....................        --           --        --   (1,689,233)       --             --
                                       -------  -----------  --------  -----------  --------   ------------
  Balance, end of year..............        --    3,894,272        --    2,205,039        --      2,190,111
                                       -------  -----------  --------  -----------  --------   ------------
TREASURY STOCK
  Balance, beginning of year........    (4,811)    (120,856)       --           --        --             --
  Shares acquired...................        --           --        --           --        --             --
  Contribution to pension plan......     4,512      113,336        --           --        --             --
  Other.............................       299        7,520        --           --        --             --
                                       -------  -----------  --------  -----------  --------   ------------
  Balance, end of year..............        --           --        --           --        --             --
                                       -------  -----------  --------  -----------  --------   ------------
UNEARNED ESOP STOCK
  Balance, beginning of year........    (8,639)    (161,158)   (7,070)    (131,888)       --             --
  Issuances related to benefit
    plan............................     1,569       29,270        --           --        --             --
  Restructuring.....................        --           --     7,070      131,888        --             --
                                       -------  -----------  --------  -----------  --------   ------------
  Balance, end of year..............    (7,070)    (131,888)       --           --        --             --
                                       -------  -----------  --------  -----------  --------   ------------
RETAINED EARNINGS
  Balance, beginning of year........              2,520,350              3,176,533                  118,946
  Net income........................                979,701                679,399                  431,772
  Common stock dividends--$1.125
    per share in 2001 and $0.91
    per share in 2002...............               (323,518)              (271,292)                      --
  Restructuring.....................                     --             (3,465,694)                      --
                                                -----------            -----------             ------------
  Balance, end of year..............              3,176,533                118,946                  550,718
                                                -----------            -----------             ------------
ACCUMULATED OTHER COMPREHENSIVE
  LOSS
  Balance, beginning of year........                (23,206)              (204,023)                      --
                                                -----------            -----------             ------------
  Other comprehensive income (loss),
   net of tax:
    Minimum pension
      liability adjustment..........                    642                  1,885                       --
    Other comprehensive income
      (loss) from discontinued
      operations....................               (181,459)               202,138                       --
                                                -----------            -----------             ------------
  Other comprehensive income (loss)                (180,817)               204,023                       --
                                                -----------            -----------             ------------
  Balance, end of year..............               (204,023)                    --                       --
                                                -----------            -----------             ------------
      Total Stockholder's and
         Member's Equity............            $ 6,737,923            $ 2,323,986             $  2,740,830
                                                ===========            ===========             ============

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

BACKGROUND

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

     The Company is an indirect wholly owned subsidiary of CenterPoint Energy. CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its regulated subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

BASIS OF PRESENTATION

     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), the Company's operating subsidiaries which were distributed in connection with the Restructuring are presented as discontinued operations in the consolidated financial statements for 2001 and 2002.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) RECLASSIFICATIONS AND USE OF ESTIMATES

     In addition to the items discussed in Note 3, some amounts from the previous years have been reclassified to conform to the 2003 presentation of financial statements. These reclassifications do not affect net income.

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

(d) LONG-LIVED ASSETS AND INTANGIBLES

     The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. The cost of utility plant and equipment retirements is charged to accumulated depreciation. Property, plant and equipment includes the following:

                                                                   DECEMBER 31,
                                           ESTIMATED USEFUL  -----------------------
                                             LIVES (YEARS)      2002         2003
                                           ----------------  ----------   ----------
                                                                  (IN MILLIONS)
Transmission............................        28- 75       $    1,259   $    1,277
Distribution............................        18- 55            4,012        4,136
Other...................................         5-50               689          672
                                                             ----------   ----------
          Total.........................                          5,960        6,085
Accumulated depreciation................                         (1,882)      (2,041)
                                                             ----------   ----------
  Property, plant and equipment, net....                     $    4,078   $    4,044
                                                             ==========   ==========

     For further information regarding removal costs previously recorded as a component of accumulated depreciation, see Note 2(l).

     The Company periodically evaluates long-lived assets, including property, plant and equipment and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets. To date, no impairment has been indicated. The Company adopted the provisions of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" (SFAS No.
142) on January 1, 2002. The Company had specific intangibles related to land rights at December 31, 2002 and 2003 of $40 million (net of $8 million accumulated amortization) and $39 million (net of $9 million accumulated amortization), respectively. The Company amortizes these acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range between 50 and 75 years.

(e) REGULATORY ASSETS AND LIABILITIES

     The Company applies the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 2002 and 2003:

                                                                             DECEMBER 31,
                                                                         --------------------
                                                                           2002        2003
                                                                         --------    --------
                                                                            (IN MILLIONS)
Recoverable Electric Generation-Related Regulatory Assets, net:
   Recoverable electric generation plant mitigation ..................      2,051       2,116
   Excess mitigation liability .......................................       (969)       (778)
                                                                         --------    --------
       Net electric generation plant mitigation asset ................      1,082       1,338
   Excess cost over market (ECOM/capacity auction) true-up ...........        697       1,357
   Texas Genco distribution/impairment ...............................         --         399
   Regulatory tax asset ..............................................        175         119
   Final fuel under/(over) recovery balance ..........................         64         (98)
   Other 2004 True-Up Proceeding items ...............................         53         119
                                                                         --------    --------
   Total 2004 Recoverable Electric Generation-Related Regulatory
    Assets............................................................      2,071       3,234
Securitized regulatory asset .........................................        706         682
Unamortized loss on reacquired debt ..................................         58          80
Estimated removal costs ..............................................         --        (232)
Other long-term regulatory assets/liabilities ........................         26          24
                                                                         --------    --------
  Total ..............................................................   $  2,861    $  3,788
                                                                         ========    ========

     If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Company would be required to write off or write down these regulatory assets and liabilities. In addition, the Company would be required to determine any impairment of the carrying costs of plant and inventory assets. Because estimates of the fair value of Texas Genco are required, the financial impacts of the Texas electric restructuring law with respect to the final determination of stranded costs are subject to material changes. Factors affecting such changes may include estimation risk, uncertainty of future energy and commodity prices and the economic lives of the plants. See
Note 4(a) for additional discussion of regulatory assets.

(f) DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated method. During 2001, depreciation expense was redirected to generation assets as discussed in Note 4(a). Other amortization expense includes amortization of regulatory assets and other intangibles. See Notes 2(d) and 4(a) for additional discussion of these items.

     The following table presents depreciation and amortization expense for 2001, 2002 and 2003.

                                                 YEAR ENDED DECEMBER 31,
                                              ----------------------------
                                                2001      2002       2003
                                              -------   -------    -------
                                                     (IN MILLIONS)
Depreciation expense....................      $    --   $   217    $   228
Amortization expense....................          299        54         42
                                              -------   -------    -------
  Total depreciation and amortization...      $   299   $   271    $   270
                                              =======   =======    =======

(g) ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates. AFUDC is capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 2001, 2002 and 2003, the Company capitalized AFUDC of $5 million, $4 million and $3 million, respectively.

(h) INCOME TAXES

     The Company is included in the consolidated income tax returns of CenterPoint Energy. The Company calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy. For additional information regarding income taxes, see Note 8.

(i) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts and notes receivable, net, are net of an allowance for doubtful accounts of $5 million and $3 million at December 31, 2002 and 2003, respectively. The provision for doubtful accounts in the Company's Statements of Consolidated Income for 2001, 2002 and 2003 was $13 million, $10 million and $-0- million, respectively.

(j) INVENTORY

     Inventory consists principally of materials and supplies and is valued at average cost.

(k) STATEMENTS OF CONSOLIDATED CASH FLOWS

     For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds in October 2001, the Company was required to establish restricted cash accounts to collateralize the bonds that were issued in this financing transaction. These restricted cash accounts are not available for withdrawal until the maturity of the bonds. Cash and cash equivalents does not include restricted cash. For additional information regarding the securitization financing, see Note 4(a).

(l) NEW ACCOUNTING PRONOUNCEMENTS

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

     The Company recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2002 and 2003, these removal costs of $240 million and $232 million, respectively, have been reclassified from accumulated depreciation to other long-term liabilities and regulatory liabilities, respectively, in the Consolidated Balance Sheets.

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

     In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 is effective for all new variable interest entities created or acquired after January 31, 2003, subject to the following additional releases by the FASB. On October 9, 2003, the FASB deferred the application for FIN 46 until the end of the first interim period or annual period ending after December 15, 2003 if the variable interest was created before February 1, 2003 and a public entity had not issued financial statements reporting the variable interest entity in accordance with FIN 46. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). The effective dates and impact of FIN 46 and FIN 46R are as follows: (a) for special-purpose entities (SPE's) created before February 1, 2003, the Company must apply the provisions of FIN 46 or FIN 46-R at the end of the first interim or annual reporting period ending after December 15, 2003, (b) for variable interest entities created before February 1, 2003 which do not meet the definition of an SPE provided by FIN 46-R, the Company is required to adopt FIN 46-R at the end of the first interim or annual period ending after March 15, 2004 and (c) for all entities, regardless of whether an SPE, that were created subsequent to December 31, 2003, the Company is required to apply the provisions of FIN 46-R immediately. The Company is currently evaluating the impact of adopting FIN 46-R applicable to non-SPE's created prior to February 1, 2003 but does not expect a material impact.

     On December 23, 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)) which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies will be required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in Note 7 to these consolidated financial statements.

     In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) which will become effective in 2006. The Act contains incentives for the Company, if it continues to provide prescription drug benefits for its retirees, through the provision of a non-taxable reimbursement to the Company of specified costs. The Company has many different alternatives available under the Act, and, until clarifying regulations are issued with respect to the Act, the Company is unable to determine the financial impact. On January 12, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FAS 106-1). In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending and that guidance, when issued, may require the Company to change previously reported information.

(3) DISCONTINUED OPERATIONS

     The consolidated financial statements have been prepared to reflect the effect of the Restructuring as described above as it relates to the Company, and have been prepared based upon Reliant Energy's historical consolidated financial statements.

     The consolidated financial statements present operations of Reliant Energy that were distributed to CenterPoint

Energy in the Restructuring as discontinued operations, in accordance with SFAS No. 144. Accordingly, the consolidated financial statements of the Company reflect these operations as discontinued operations for the year ended December 31, 2001 and for the eight months ended August 31, 2002.

     Total revenues included in discontinued operations for the year ended December 31, 2001 and the eight months ended August 31, 2002 were $14 billion and $10 billion, respectively. Total revenues included in discontinued operations have been restated to reflect Reliant Resources' adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Income from discontinued operations for the year ended December 31, 2001 and the eight months ended August 31, 2002 is reported net of income tax expense of $297 million and $254 million, respectively.

(4) REGULATORY MATTERS

(a) TRUE-UP COMPONENTS AND SECURITIZATION

     The Texas Electric Restructuring Law. In June 1999, the Texas legislature adopted the Texas Electric Choice Plan (the Texas electric restructuring law), which substantially amended the regulatory structure governing electric utilities in order to allow and encourage retail competition which began in January 2002. The Texas electric restructuring law required the separation of the generation, transmission and distribution, and retail sales functions of electric utilities into three different units. Under the law, neither the generation function nor the retail function is subject to traditional cost of service regulation, and the generation and the retail function are each operated on a competitive basis. The transmission and distribution function that the Company performs remains subject to traditional utility rate regulation. The Company recovers the cost of its service through an energy delivery charge approved by the Texas Utility Commission.

     Under the Texas electric restructuring law, transmission and distribution utilities in Texas, such as the Company, whose generation assets were "unbundled" may recover, following a regulatory proceeding to be held in 2004 (2004 True-Up Proceeding) as further discussed below in "--2004 True-Up Proceeding":

     - "stranded costs," which consist of the positive excess of the net regulatory book value of generation assets, as defined, over the market value of the assets, taking specified factors into account;

     - the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period;

     - the Texas jurisdictional amount reported by the previously vertically integrated electric utilities as generation-related regulatory assets and liabilities (offset and adjusted by specified amounts) in their audited financial statements for 1998;

     -    final fuel over- or under-recovery; less

     -    "price to beat" clawback components.

     The Texas electric restructuring law permits transmission and distribution utilities to recover the true-up components through transition charges on retail electric customers' bills, to the extent that such components are established in certain regulatory proceedings. These transition charges are non-bypassable, meaning that they must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit those utilities to issue transition bonds based on the securitization of revenues associated with the transition charges. The Company recovered a portion of its regulatory assets in 2001 through the issuance of transition bonds. For a further discussion of these matters, see "--Securitization" below.

     The Texas electric restructuring law also provides specific regulatory remedies to reduce or mitigate a utility's stranded cost exposure. During a base rate freeze period from 1999 through 2001, earnings above the utility's authorized rate of return formula were required to be applied in a manner to accelerate depreciation of generation-related plant assets for regulatory purposes if the utility was expected to have stranded costs. In addition, depreciation expense for transmission and distribution-related assets could be redirected to generation assets for regulatory purposes during that period if the utility was expected to have stranded costs. The Company undertook both of these remedies provided in the Texas electric restructuring law, but in a rate order issued in October 2001, the Texas Utility Commission required the Company to reverse those actions. For a further discussion of these matters, see "--Mitigation" below.

     2004 True-Up Proceeding. In 2004, the Texas Utility Commission will conduct true-up proceedings for investor-owned utilities. The purpose of the true-up proceeding is to quantify and reconcile the amount of the true-up components. The true-up proceeding will result in either additional charges being assessed on, or credits being issued to, retail electric customers. The Company expects to make the filing to initiate its final true-up proceeding on March 31, 2004. The Texas electric restructuring law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. Any delay in the final order date will result in a delay in the securitization of the Company's true-up components and the implementation of the non-bypassable charges to described above, and could delay the recovery of carrying costs on the true-up components determined by the Texas Utility Commission.

     The Company will be required to establish and support the amounts it seeks to recover in the 2004 True-Up Proceeding. Third parties will have the opportunity and are expected to challenge the Company's calculation of these amounts. To the extent recovery of a portion of these amounts is denied or if the Company agrees to forego recovery of a portion of the request under a settlement agreement, the Company would be unable to recover those amounts in the future.

     Following adoption of the true-up rule by the Texas Utility Commission in 2001, the Company appealed certain provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as the Company contends is required by law. On January 30, 2004, the Texas Supreme Court granted the Company's petition for review of the true-up rule. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. The Company has not accrued interest income on stranded costs in its consolidated financial statements, but estimates such interest income would be material to the Company's consolidated financial statements.

     Stranded Cost Component. The Company will be entitled to recover stranded costs through a transition charge to its customers if the regulatory net book value of generating plant assets exceeds the market value of those assets. The regulatory net book value of generating plant assets is the balance as of December 31, 2001 plus certain costs incurred for reductions in emissions of oxides of nitrogen (NOx), any above-market purchased power contracts and certain other amounts. The market value will be equal to the average daily closing price on The New York Stock Exchange for publicly held shares of Texas Genco common stock for 30 consecutive trading days chosen by the Texas Utility Commission out of the last 120 trading days immediately preceding the true-up filing, plus a control premium, up to a maximum of 10%, to the extent included in the valuation determination made by the Texas Utility Commission. If Texas Genco is sold to a third party at a lower price than the market value used by the Texas Utility Commission, the Company would be unable to recover the difference.

     ECOM True-Up Component. The Texas Utility Commission used a computer model or projection, called an excess cost over market (ECOM) model, to estimate stranded costs related to generation plant assets. Accordingly, the Texas Utility Commission estimated the market power prices that would be received in the generation capacity auctions mandated by the Texas electric restructuring law during 2002 and 2003. Any difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and the actual market prices for generation as determined in the state-mandated capacity auctions during that period will be a component of the 2004 True-Up Proceeding. In accordance with the Texas Utility Commission's rules regarding the ECOM True-Up, for the years ended December 31, 2002 and 2003, the Company recorded approximately $697 million and $661 million, respectively, in non-cash ECOM True-Up revenue. ECOM True-Up revenue is recorded as a regulatory asset and totaled $1.4 billion as of December 31, 2003.

     In 2003, some parties sought modifications to the true-up rules. Although the Texas Utility Commission denied that request, the Company expects that issues could be raised in the 2004 True-Up Proceeding regarding its compliance with the Texas Utility Commission's rules regarding the ECOM true-up, including whether Texas Genco has auctioned all capacity it is required to auction in view of the fact that some capacity has failed to sell in the state-mandated auctions. The Company believes Texas Genco has complied with the requirements under the applicable rules, including re-offering the unsold capacity in subsequent auctions. If events were to occur during the

2004 True-Up Proceeding that made the recovery of the ECOM true-up regulatory asset no longer probable, the Company would write off the unrecoverable balance of that asset as a charge against earnings.

     Fuel Over/Under Recovery Component. The Company and Texas Genco filed their joint application to reconcile fuel revenues and expenses with the Texas Utility Commission in July 2002. This final fuel reconciliation filing covered reconcilable fuel expense and interest of approximately $8.5 billion incurred from August 1, 1997 through January 30, 2002. In January 2003, a settlement agreement was reached, as a result of which certain items totaling $24 million were written off during the fourth quarter of 2002 and items totaling $203 million were carried forward for later resolution by the Texas Utility Commission. In late 2003, a hearing was concluded on those remaining issues. On March 4, 2004, an Administrative Law Judge (ALJ) recommended that CenterPoint Houston not be allowed to recover $87 million in fuel expenses incurred during the reconciliation period. CenterPoint Houston will contest this recommendation when the Texas Utility Commission considers the ALJ's conclusions on April 15, 2004. However, since the recovery of this portion of the regulatory asset is no longer probable, CenterPoint Houston reserved $117 million, including interest, in the fourth quarter of 2003. The ALJ also recommended that $46 million be recovered in the 2004 True-Up Proceeding rather than in the fuel proceeding. The results of the Texas Utility Commission's decision will be a component of the 2004 True-Up Proceeding.

     "Price to Beat" Clawback Component. In connection with the implementation of the Texas electric restructuring law, the Texas Utility Commission has set a "price to beat" that retail electric providers affiliated or formerly affiliated with a former integrated utility must charge residential and small commercial customers within their affiliated electric utility's service area. The true-up provides for a clawback of the "price to beat" in excess of the market price of electricity if 40% of the "price to beat" load is not served by a other retail electric providers by January 1, 2004. Pursuant to the Texas electric restructuring law and a master separation agreement entered into in connection with the September 30, 2002 spin-off of the CenterPoint Energy's interest in Reliant Resources, Inc. (Reliant Resources) to its shareholders, Reliant Resources is obligated to pay the Company for the clawback component of the true-up. Based on an order issued on February 13, 2004 by the Texas Utility Commission, the clawback will equal $150 times the number of residential customers served by Reliant Resources in the Company's service territory, less the number of residential customers served by Reliant Resources outside the Company's service territory, on January 1, 2004. As reported in Reliant Resources' Annual Report on Form 10-K for the year ended December 31, 2003, Reliant Resources expects that the clawback payment will be $175 million. The clawback will reduce the amount of recoverable costs to be determined in the 2004 True-Up Proceeding.

      Securitization. The Texas electric restructuring law provides for the use of special purpose entities to issue transition bonds for the economic value of generation-related regulatory assets and stranded costs. These transition bonds will be amortized over a period not to exceed 15 years through non-bypassable transition charges. In October 2001, a special purpose subsidiary of the Company issued $749 million of transition bonds to securitize certain generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to the Company and its subsidiaries other than to the special purpose issuer. Payments on the transition bonds are made out of funds from non-bypassable transition charges.

     The Company expects that upon completion of the 2004 True-Up Proceeding, it will seek to securitize the amounts established for the true-up components. Before the Company can securitize these amounts, the Texas Utility Commission must conduct a proceeding and issue a financing order authorizing the Company to do so. Under the Texas electric restructuring law, the Company is entitled to recover any portion of the true-up balance not securitized by transition bonds through a non-bypassable competition transition charge.

     Mitigation. In an order issued in October 2001, the Texas Utility Commission established the transmission and distribution rates that became effective in January 2002. The Texas Utility Commission determined that the Company has overmitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under its transition plan and the Texas electric restructuring law. In this final order, the Company was required to reverse the amount of redirected depreciation ($841 million) and accelerated depreciation ($1.1 billion) taken for regulatory purposes as allowed under the transition plan and the Texas electric restructuring law. In accordance with the order, the Company recorded a regulatory liability of $1.1 billion to reflect the prospective refund of the accelerated depreciation, and in January

2002 the Company began refunding excess mitigation credits, which are to be refunded over a seven-year period. The annual refund of excess mitigation credits is approximately $238 million. As of December 31, 2002 and 2003, the Company had recorded net electric plant mitigation regulatory assets of $1.1 billion and $1.3 billion, respectively, based on the Company's expectation that these amounts will be recovered in the 2004 True-Up Proceeding as stranded costs. In the event that the excess mitigation credits prove to have been unnecessary and the Company is determined to have stranded costs, excess mitigation credits will be included in the stranded costs to be recovered. In June 2003, the Company sought authority from the Texas Utility Commission to terminate these credits based on then current estimates of what that final determination would be. The Texas Utility Commission denied the request in January 2004.

(b) AGREEMENTS RELATED TO TEXAS GENERATING ASSETS

     Texas Genco is the beneficiary of decommissioning trusts that have been established to provide funding for decontamination and decommissioning of the South Texas Project in which Texas Genco owns a 30.8% interest. The Company collects through rates or other authorized charges to its electric utility customers amounts designated for funding the decommissioning trusts, and deposits these amounts into the decommissioning trusts. Upon decommissioning of the facility, in the event funds from the trusts are inadequate, the Company or its successor will be required to collect through rates or other authorized charges to customers as contemplated by the Texas Utilities Code all additional amounts required to fund Texas Genco's obligations relating to the decommissioning of the facility. Following the completion of the decommissioning, if surplus funds remain in the decommissioning trusts, the excess will be refunded to the ratepayers of the Company or its successor. The Company currently funds $2.9 million a year to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project.

(5) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     From time to time, the Company has receivables from, or payables to, CenterPoint Energy or its subsidiaries.

                                                                               DECEMBER 31,
                                                                          -----------------------
                                                                            2002          2003
                                                                          ---------     ---------
                                                                               (IN MILLIONS)
Accounts receivable from affiliates...................................    $      58     $      50
Accounts payable to affiliates........................................         (102)          (46)
                                                                          ---------     ---------
   Accounts receivable/(payable)-- affiliated companies, net..........    $     (44)    $       4
                                                                          =========     =========
Notes receivable-- affiliated companies (1)...........................    $     815     $     815
                                                                          =========     =========
Current portion of long-term notes payable-- affiliated companies (2).    $    (167)    $      --
Money pool borrowings.................................................          (48)         (113)
                                                                          ---------     ---------
   Current notes payable-- affiliated companies.......................    $    (215)    $    (113)
                                                                          =========     =========
Long-term notes payable-- affiliated companies (2)....................    $    (916)    $    (380)
                                                                          =========     =========
Long-term accounts payable-- affiliated companies (3).................    $      --     $    (399)
                                                                          =========     =========


-----------

     (1) Included in the $815 million notes receivable -- affiliated companies is a $750 million note receivable from CenterPoint Energy payable on demand and bearing interest at the prime rate that originated when the Company converted its money fund investment at the time of the Restructuring. Since August 31, 2002, the Company has been a participant in the CenterPoint Energy money pool. The $750 million note receivable is included in long-term notes receivable from affiliate in the Consolidated Balance Sheets because the Company does not plan to demand repayment of the note within the next twelve months.

     (2)  For more information on the long-term notes payable to affiliate, see
          Note 6.

     (3) In 2003, CenterPoint Energy recorded a $399 million impairment related to the partial distribution of its investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, the Company has recorded a regulatory asset reflecting its right to recover this amount and an associated payable to CenterPoint Energy. For more information on the 2004 True-Up Proceeding, see Note 4(a).

     For the years ended December 31, 2001, 2002 and 2003, the Company had net interest expense related to affiliate borrowings of $30 million, $72 million and $19 million, respectively.

     Revenues derived from energy delivery charges provided by the Company to a subsidiary of Reliant Resources, a former affiliate, totaled $820 million and $948 million in 2002 and 2003, respectively.

     Although the former retail sales business is no longer conducted by the Company, retail customers remained regulated customers of the Company through the date of their first meter reading in January 2002. During this transition period, the Company purchased $48 million of power from Texas Genco.

     In 2001, a subsidiary of Reliant Resources, a former affiliate, provided certain support services to the Company totaling $53 million.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been directly charged to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment, and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $116 million in both 2002 and 2003, and are included primarily in operation and maintenance expenses.

(6) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                                      DECEMBER 31, 2002          DECEMBER 31, 2003
                                                                    ----------------------     ---------------------
                                                                    LONG-TERM    CURRENT(1)    LONG-TERM   CURRENT(1)
                                                                    ---------     --------     ---------    --------
                                                                                      (IN MILLIONS)
Long-term debt:
  First mortgage bonds 7.50% to 9.15% due 2021 to 2023(2)......     $     615     $     --     $     102    $     --
  General mortgage bonds 5.60% to 6.95% due 2013 to 2033(2)....            --           --         1,262          --
  Term loan, LIBOR plus 9.75%, due 2005(3).....................         1,310           --         1,310          --
  Series 2001-1 Transition Bonds 3.84% to 5.63% due 2004 to
     2013(4)...................................................           717           19           676          41
  Other........................................................            (1)          --            (2)         --
                                                                    ---------     --------     ---------    --------
  Long-term debt to third parties..............................         2,641           19         3,348          41
  Notes payable to affiliate 4.90% to 6.70%(5).................           916          167           380          --
Short-term borrowings from affiliates..........................            --           48            --         113
                                                                    ---------     --------     ---------    --------
     Total borrowings..........................................     $   3,557     $    234     $   3,728    $    154
                                                                    =========     ========     =========    ========

----------

(1)  Includes amounts due within one year of the date noted.

(2) Excludes $380 million of first mortgage bonds and $527 million of general mortgage bonds that the Company has issued as collateral for long-term debt of CenterPoint Energy and $1.3 billion of general mortgage bonds that the Company has issued as collateral for its $1.3 billion term loan. Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3) Under the term loan, the London interbank offered rate (LIBOR) rate is subject to a floor of 3%. This collateralized term loan is secured by the Company's general mortgage bonds.

(4) The Series 2001-1 Transition Bonds were issued by one of the Company's subsidiaries, and are non-recourse to the Company. For further discussion of the securitization financing, see Note 4(a).

(5) Notes payable to affiliate at December 31, 2003 have the same principal amounts and interest rates as pollution control bond obligations of CenterPoint Energy that are secured by first mortgage bonds of the Company.

Assumption and Release of Certain Debt

     In connection with the Restructuring, Reliant Energy transferred assets and subsidiaries to CenterPoint Energy or its subsidiaries and became a subsidiary of CenterPoint Energy. As part of the Restructuring, each share of Reliant Energy common stock was converted into one share of CenterPoint Energy common stock. The Company's operating subsidiaries which were distributed in connection with the Restructuring and are presented as discontinued operations included $2.1 billion of indebtedness. An additional $1.9 billion of indebtedness was assumed by CenterPoint Energy at the time of the Restructuring, consisting of $1.6 billion of debt and $0.3 billion of trust preferred securities that were reflected in continuing operations in the Company's Consolidated Balance Sheet as of December 31, 2001. Additionally, at Restructuring the Company issued a $1.6 billion note payable to CenterPoint Energy. CenterPoint Energy also assumed a $2.5 billion Senior A Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP (a subsidiary of Reliant Energy), Reliant Energy and the lender parties thereto, and a $1.8 billion Senior B Credit Agreement, dated as of July 13, 2001 among Houston Industries FinanceCo LP, Reliant Energy and the lender parties thereto.

Money Pool Borrowings

     As of December 31, 2002 and December 31, 2003, the Company had borrowed approximately $48 million and $113 million, respectively from its affiliates, which had a weighted average interest rate of 6.2% and 5.0%, respectively. The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. The Company is authorized to borrow up to a limit of $600 million from the money pool. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding company systems under the Public Utility Holding Company Act of 1935 (1935 Act) and with the orders we have received pursuant to the 1935 Act.

Long-Term Debt

     On March 18, 2003, the Company issued $762 million aggregate principal amount of general mortgage bonds composed of $450 million aggregate principal amount of 10-year bonds with an interest rate of 5.7% and $312 million aggregate principal amount of 30-year bonds with an interest rate of 6.95%. Proceeds were used to redeem approximately $312 million aggregate principal amount of the Company's first mortgage bonds and to repay $429 million of intercompany notes payable to CenterPoint Energy. Proceeds from the note repayment were ultimately used by CenterPoint Energy to repay $150 million aggregate principal amount of medium-term notes maturing on April 21, 2003 and to repay borrowings under CenterPoint Energy's prior facility, including $50 million of term loan repayments.

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

     On September 9, 2003, the Company issued $300 million aggregate principal amount of general mortgage bonds with an interest rate of 5.75% and a maturity date of January 15, 2014. This issuance utilized $300 million of the Company's additional debt capacity described in the preceding paragraph. Proceeds were used to repay approximately $258 million of intercompany notes payable to CenterPoint Energy and to repay approximately $40 million of money pool borrowings. Proceeds in the amount of approximately $292 million from the note and money pool repayments were ultimately used by CenterPoint Energy to repay a portion of the term loan under its prior facility.

     In February 2004, $56 million aggregate principal amount of collateralized 5.6% pollution control bonds due 2027 and $44 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of the Company. The pollution control bonds are collateralized by general mortgage bonds of the Company with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to redeem two series of 6.7% collateralized pollution control bonds with an aggregate principal amount of $100 million issued on behalf of CenterPoint Energy. CenterPoint Houston's 6.7% first mortgage bonds which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds were retired in connection with the March 2004 redemption of the refunded pollution control bonds. The Company's 6.7% notes payable to CenterPoint Energy were also extinguished upon the redemption of the refunded pollution control bonds.

     At December 31, 2003, first mortgage bonds and general mortgage bonds in aggregate principal amounts of $102 million and $1.3 billion, respectively, have been issued directly to third parties. External debt of $1.3 billion maturing in 2005 is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

     The amounts, maturities and interest rates of the intercompany debt payable to CenterPoint Energy of $380 million at December 31, 2003, effectively match the amounts, maturities and interest rates of certain pollution control bond obligations of CenterPoint Energy that are secured by the Company's first mortgage bonds.

     The aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $400 million based on estimates of the value of the Company's property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on the Company under its term loan limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional mortgage bonds.

     As of December 31, 2003, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in millions.

                                                     ISSUED AS        ISSUED AS COLLATERAL
                            ISSUED DIRECTLY TO   COLLATERAL FOR THE      FOR CENTERPOINT
                               THIRD PARTIES       COMPANY'S DEBT         ENERGY'S DEBT           TOTAL
                            ------------------   ------------------   --------------------       -------
First Mortgage Bonds......     $         102        $       --              $   380              $   482
General Mortgage Bonds....             1,262             1,310                  527                3,099
                               -------------        ----------              -------              -------
       Total..............     $       1,364        $    1,310              $   907              $ 3,581
                               =============        ==========              =======              =======

     Securitization. The Company's financing subsidiary has $717 million aggregate principal amount of outstanding transition bonds. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as the Company's long-term debt, although the holders of the transition bonds have no recourse to any of CenterPoint Houston's assets or revenues, and the Company's creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Company's financing subsidiary. The Company has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between the Company and its financing subsidiary and in an intercreditor agreement among the Company, its financing subsidiary and other parties.

     Maturities. The Company's consolidated maturities of long-term debt are $41 million in 2004, $1,357 million in 2005, $54 million in 2006, $60 million in 2007 and $66 million in 2008.

     Liens. As of December 31, 2003, the Company's assets were subject to liens securing approximately $482 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking or improvement fund and replacement fund requirements for 2001, 2002 and 2003 have been satisfied by certification of property additions. The replacement fund requirement satisfied in 2004 is approximately $142 million, and the sinking or improvement fund requirement satisfied in 2004 is approximately $4 million. The Company expects to meet these 2004 obligations by certification of property additions. As of December 31, 2003, the Company's assets were also subject to liens securing approximately $3.1 billion of general mortgage bonds, which are junior to the liens of the first mortgage bonds.

(7) EMPLOYEE BENEFIT PLANS

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

    CenterPoint Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to the Company based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy's participating subsidiaries. Pension benefit was $6 million for the year ended December 31, 2001. The Company recognized pension expense of $7 million and $26 million for the years ended December 31, 2002 and 2003, respectively.

    In addition to the plan, the Company participates in CenterPoint Energy's non-qualified benefit restoration plan, which allows participants to retain the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on these benefits or on the level of compensation on which these benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million for the years ended December 31, 2001, 2002 and 2003, respectively.

(b) SAVINGS PLAN

    The Company participates in CenterPoint Energy's qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code) and an Employee Stock Ownership Plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 16% of compensation. CenterPoint Energy matches 75% of the first 6% of each employee's compensation contributed. CenterPoint Energy may contribute an additional discretionary match of up to 50% of the first 6% of each employee's compensation contributed. These matching contributions are fully vested at all times. A substantial portion of the matching contribution is initially invested in CenterPoint Energy common stock through the ESOP. CenterPoint Energy allocates to the Company the savings plan benefit expense related to the Company's employees.

    Savings plan benefit expense was $10 million, $14 million and $11 million for the years ended December 31,

2001, 2002 and 2003, respectively.

(c) POSTRETIREMENT BENEFITS

     The Company's employees participate in CenterPoint Energy's plans which provide certain health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective in early 1999, health care benefits for future retirees were changed to limit employer contributions for medical coverage. Such benefit costs are accrued over the active service period of employees.

     The Company is required to fund a portion of its obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis.

     On January 12, 2004, the FASB issued FSP FAS 106-1. In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending and that guidance, when issued, may require the Company to change previously reported information.

     The net postretirement benefit cost includes the following components:

                                                              YEAR ENDED DECEMBER 31,
                                                            -----     -----      -----
                                                            2001      2002        2003
                                                            -----     -----      -----
                                                                   (IN MILLIONS)
Service cost-- benefits earned during the period.....       $   1     $   1      $   1
Interest cost on projected benefit obligation........          11        13         16
Expected return on plan assets.......................          (6)       (7)        (9)
Net amortization.....................................           7         6          8
                                                            -----     -----      -----
Net postretirement benefit cost......................       $  13     $  13      $  16
                                                            =====     =====      =====

     The Company used the following assumptions to determine net postretirement benefit costs:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                          ---------------------
                                                          2001     2002    2003
                                                          ----     ----    ----
Discount rate........................................     7.50%    7.25%   6.75%
Expected return on plan assets.......................     10.0%     9.5%    9.0%

     In determining net periodic benefits cost, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

    Following are reconciliations of the Company's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 2002 and 2003.

                                                                        YEAR ENDED
                                                                        DECEMBER 31,
                                                                    --------------------
                                                                      2002        2003
                                                                    --------    --------
                                                                       (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation, beginning of year ...............   $    173    $    176
Service cost ....................................................          1           1
Interest cost ...................................................         13          16
Benefits paid ...................................................         (4)        (13)
Participant contributions .......................................          2           1
Transfer from affiliate .........................................         --          62
Plan amendments .................................................         --          (1)
Actuarial (gain) loss ...........................................         (9)         30
                                                                    --------    --------
Accumulated benefit obligation, end of year .....................   $    176    $    272
                                                                    ========    ========
CHANGE IN PLAN ASSETS
Plan assets, beginning of year ..................................   $     72    $     74
Benefits paid ...................................................         (4)        (13)
Employer contributions ..........................................         10          10
Participant contributions .......................................          2           1
Transfer from affiliate .........................................         --          23
Actual investment return ........................................         (6)         16
                                                                    --------    --------
Plan assets, end of year ........................................   $     74    $    111
                                                                    ========    ========
RECONCILIATION OF FUNDED STATUS
Funded status ...................................................   $   (102)   $   (161)
Unrecognized transition obligation ..............................         48          62
Unrecognized prior service cost .................................         22          18
Unrecognized actuarial loss .....................................          4          31
                                                                    --------    --------
Net amount recognized ...........................................   $    (28)   $    (50)
                                                                    ========    ========
AMOUNTS RECOGNIZED IN BALANCE SHEETS
Benefit obligations .............................................   $    (28)   $    (50)
                                                                    --------    --------
Net amount recognized at end of year ............................   $    (28)   $    (50)
                                                                    ========    ========
ACTUARIAL ASSUMPTIONS
Discount rate ...................................................       6.75%       6.25%
Expected long-term return on assets .............................        9.0%        8.5%
Healthcare cost trend rate assumed for the next year ............      11.25%      10.50%
Rate to which the cost trend rate is assumed to decline
  (ultimate trend rate) .........................................        5.5%        5.5%
Year that the rate reaches the ultimate trend rate ..............       2011        2011
Measurement date used to determine plan obligations and             December    December
  assets ........................................................   31, 2002    31, 2003

     Assumed health care cost trend rates have a significant effect on the reported amounts for the Company's postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

                                                        1%            1%
                                                     INCREASE      DECREASE
                                                     --------      --------
                                                          (IN MILLIONS)
Effect on total of service and interest cost......   $      1      $      1
Effect on the postretirement benefit obligation...         19            16

    The following table displays the weighted average asset allocations as of December 31, 2002 and 2003 for the Company's postretirement benefit plans:

                                           DECEMBER 31,
                                           ------------
                                           2002    2003
                                           ----    ----
Domestic equity securities.............     35%     41%
International equity securities........      8       9
Debt securities........................     54      48
Cash...................................      3       2
                                           ---     ---
    Total..............................    100%    100%
                                           ===     ===

     In managing the investments associated with the postretirement benefit plan, the Company's objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy, which manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

     As part of the investment strategy discussed above, the Company has adopted and maintains the following asset allocation targets for its postretirement benefit plans:

Domestic equity securities...............      27-37%
International equity securities..........       5-15%
Debt securities..........................      53-63%
Cash.....................................       0- 2%

     The expected rate of return assumption was developed by reviewing the targeted asset allocations and historical index performance of the applicable asset classes over a 15-year period, adjusted for investment fees and diversification effects.

     The Company expects to contribute $11 million to its postretirement benefits plan in 2004.

(d) POSTEMPLOYMENT BENEFITS

     The Company participates in CenterPoint Energy's plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Postemployment benefits costs were $3 million, $6 million and $3 million in 2001, 2002 and 2003, respectively.

(e) OTHER NON-QUALIFIED PLANS

     The Company participates in CenterPoint Energy's deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of the Company. During 2001, 2002 and 2003, the Company recorded benefit expense relating to these programs of $2 million each year. Included in "Benefit Obligations" in the accompanying Consolidated Balance Sheets at December 31, 2002 and 2003 was $19 million and $18 million, respectively, relating to deferred compensation plans.

(f) OTHER EMPLOYEE MATTERS

     As of December 31, 2003, the Company employed 3,008 people. Of these employees, 43.9% are covered by collective bargaining agreements.

(8) INCOME TAXES

     The Company's current and deferred components of income tax expense are as follows:

                              YEAR ENDED DECEMBER 31,
                           -----------------------------
                             2001       2002      2003
                           --------   -------    -------
                                   (IN MILLIONS)
Federal
  Total current.......     $    360   $   (62)   $  (152)
  Total deferred......         (132)      348        382
                           --------   -------    -------
Income tax expense....     $    228   $   286    $   230
                           ========   =======    =======

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                                    YEAR ENDED DECEMBER 31,
                                                                -------------------------------
                                                                  2001        2002        2003
                                                                -------     -------     -------
                                                                          (IN MILLIONS)
Income from continuing operations before income taxes.......    $   674     $   833     $   662
  Federal statutory rate....................................         35%         35%         35%
                                                                -------     -------     -------
Income tax expense at statutory rate........................        236         292         232
                                                                -------     -------     -------
Increase (decrease) in tax resulting from:
  Amortization of investment tax credit.....................         (5)         (5)         (7)
  Excess deferred taxes.....................................         --          (2)         (4)
  AFUDC Equity..............................................         (2)         --          --
  Other, net................................................         (1)          1           9
                                                                -------     -------     -------
     Total..................................................         (8)         (6)         (2)
                                                                -------     -------     -------
Income tax expense..........................................    $   228     $   286     $   230
                                                                =======     =======     =======
Effective Rate..............................................       33.8%       34.3%       34.8%

     Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                              DECEMBER 31,
                                                         --------------------
                                                            2002      2003
                                                         ---------  ---------
                                                             (IN MILLIONS)
Deferred tax assets:
  Non-current:
     Employee benefits..............................     $      49  $      35
     Other..........................................             2          2
                                                         ---------  ---------
          Total deferred tax assets.................            51         37
                                                         ---------  ---------
Deferred tax liabilities:
  Non-current:
     Depreciation...................................           832        897
     Regulatory assets, net.........................           621        925
     Other..........................................            17         15
                                                         ---------  ---------
          Total deferred tax liabilities............         1,470      1,837
                                                         ---------  ---------
          Accumulated deferred income taxes, net....     $   1,419  $   1,800
                                                         =========  =========

     The Company is included in the consolidated income tax returns of CenterPoint Energy. Centerpoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. The 1997 through 2000 consolidated federal income tax returns are currently under audit.

(9) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 2003, which primarily consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions).

2004..........................   $    6
2005..........................        6
2006..........................        6
2007..........................        6
2008..........................        3
                                 ------
  Total                          $   27
                                 ======

    Total lease expense for all operating leases was approximately $5 million during each of the years ended December 31, 2001, 2002 and 2003, respectively.

(b) LEGAL MATTERS

Legal Matters

     Reliant Resources Indemnified Litigation.

     The Company, CenterPoint Energy or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and Reliant Resources, CenterPoint Energy and its subsidiaries are entitled to be indemnified by Reliant Resources for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, Reliant Resources is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, some of these complaints have been dismissed by the trial court and are on appeal, but most of the lawsuits remain in early procedural stages. CenterPoint Energy's former subsidiary, Reliant Resources, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. Reliant Resources, some of its subsidiaries and in some cases, corporate officers of some of those companies, have been named as defendants in these suits. The Company, CenterPoint Energy or their predecessor, Reliant Energy, have also been named in approximately 25 of these lawsuits, which were instituted in 2002 and 2003 and are pending in state courts in San Diego, San Francisco and Los Angeles Counties and in federal district courts in San Francisco, San Diego, Los Angeles and Nevada. However, neither CenterPoint Energy nor Reliant Energy was a participant in the electricity or natural gas in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from the remaining cases.

     Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of Reliant Resources and/or Reliant Energy have been consolidated in federal district court in Houston. Reliant Resources and certain of its former and current executive officers are named as defendants. Reliant Energy is also named as a defendant in seven of the lawsuits. Two of the lawsuits also name as defendants the underwriters of the initial public offering of Reliant Resources common stock in May 2001 (Reliant Resources Offering). One lawsuit names Reliant Resources' and Reliant Energy's independent auditors as a defendant. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or Reliant Resources during certain time periods ranging from February 2000 to May 2002, including purchasers of common stock that can be traced to the Reliant Resources Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud but claims based on alleged misrepresentations in the registration statement issued in the Reliant Resources Offering remain.

     In February 2003, a lawsuit was filed by three individuals in federal district court in Chicago against CenterPoint Energy and certain former and current officers of Reliant Resources for alleged violations of federal securities laws. The plaintiffs in this lawsuit allege that the defendants violated federal securities laws by issuing false and misleading statements to the public, and that the defendants made false and misleading statements as part of an alleged scheme to inflate artificially trading volumes and revenues. In addition, the plaintiffs assert claims of fraudulent and negligent misrepresentation and violations of Illinois consumer law. In January 2004 the trial judge ordered dismissal of plaintiffs' claims on the ground that they did not set forth a claim, but granted the plaintiffs leave to amend their complaint.

     In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Reliant Energy and its directors are named as defendants in all of the lawsuits. Two of the lawsuits have been dismissed without prejudice. The remaining lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaints seek monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or Reliant Resources securities, as well as equitable relief in the form of restitution. In January 2004 the trial judge dismissed the complaints against a number of defendants, but allowed the case to proceed against members of the Reliant Energy benefits committee.

     In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of CenterPoint Energy. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused CenterPoint Energy to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off of Reliant Resources and the Reliant Resources Offering. The complaint seeks monetary damages on behalf of CenterPoint Energy as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the CenterPoint Energy before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

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

     CenterPoint Energy believes that none of the lawsuits described under "Other Class Action Lawsuits" has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to any of the plaintiffs.

     Other Legal Matters

     Texas Antitrust Action. In July 2003, Texas Commercial Energy filed a lawsuit against Reliant Energy, Reliant Resources, Reliant Electric Solutions, LLC, several other Reliant Resources subsidiaries and several other participants in the ERCOT power market in federal court in Corpus Christi, Texas. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleges that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit seeks damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. In February 2004, this complaint was amended to add the Company and CenterPoint Energy, as successors to Reliant Energy, and Texas Genco, LP as defendants. The plaintiff's principal allegations have previously been investigated by the Texas Utility Commission and found to be without merit. The Company also believes the plaintiff's allegations are without merit and will seek their dismissal.

     Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of the Company's predecessor, Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claimed that they were entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. After a jury trial of the original claimant cities (but not the class of cities), the trial court decertified the class and reduced the damages awarded by the jury to $1.7 million, including interest, plus an award of $13.7 million in legal fees. Despite other jury findings for the plaintiffs, the trail court's judgment was based on the jury's finding in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

     On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the CenterPoint Energy and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The Three Cities filed a petition for review at the Texas Supreme Court which declined to hear the case, although the time period for the Three Cities to file a motion for rehearing has not yet expired. The extent to which issues in the Three Cities case may affect the claims of the other cities served by the Company cannot be assessed until judgments are final and no longer subject to appeal.

Other Proceedings

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

                                                    DECEMBER 31, 2002         DECEMBER 31, 2003
                                                  ---------------------     ---------------------
                                                  CARRYING      FAIR        CARRYING      FAIR
                                                   AMOUNT       VALUE        AMOUNT       VALUE
                                                  --------     --------     --------     --------
                                                                   (IN MILLIONS)
Financial liabilities:
  Long-term debt (excluding capital leases)....   $  3,742     $  3,828     $  3,768     $  3,908

(11) UNAUDITED QUARTERLY INFORMATION

    Summarized quarterly financial data is as follows:

                                                                    YEAR ENDED DECEMBER 31, 2002
                                                                --------------------------------------
                                                                 FIRST      SECOND     THIRD   FOURTH
                                                                QUARTER     QUARTER   QUARTER  QUARTER
                                                                --------    -------   -------  -------
                                                                            (IN MILLIONS)
Revenues...................................................     $    568    $   528   $   660  $   466
Operating income...........................................          254        275       399      168
Income from continuing operations..........................          132        139       228       48
Income (loss) from discontinued operations, net of tax.....         (100)        97       135       --
Net income.................................................           32        236       363       48

                                                                     YEAR ENDED DECEMBER 31, 2003
                                                                --------------------------------------
                                                                 FIRST      SECOND     THIRD   FOURTH
                                                                QUARTER     QUARTER   QUARTER  QUARTER
                                                                --------    -------   -------  -------
                                                                            (IN MILLIONS)
Revenues...................................................     $    447    $   482   $    653 $   542
Operating income...........................................          206        235        383     196
Net income.................................................           80         99        194      59

                          INDEPENDENT AUDITORS' REPORT

To the Member of CenterPoint Energy Houston Electric, LLC and subsidiaries:

     We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC (formerly Reliant Energy, Incorporated) and its subsidiaries (CenterPoint Houston) as of December 31, 2002 and 2003, and the related consolidated statements of income, comprehensive income, stockholder's and member's equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included CenterPoint Houston's financial statement schedule listed in Item 15(a)(2). These financial statements and the financial statement schedule are the responsibility of CenterPoint Houston's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Houston at December 31, 2002 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

     As discussed in Note 1 to the consolidated financial statements, the Company distributed its ownership interest in subsidiaries on August 31, 2002. The results of operations of these subsidiaries for periods prior to the distribution are included in discontinued operations in the accompanying consolidated financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2004

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2003 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees billed to the Company during the fiscal years ending December 31, 2002 and 2003 by its principal accounting firm, Deloitte & Touche LLP, are set forth below. These fees do not include certain fees related to general corporate matters, financial reporting, tax and other fees which have not been allocated to the Company by CenterPoint Energy.

                                                   YEAR ENDED DECEMBER 31,
                                                 ---------------------------
                                                     2002           2003
                                                 ------------   ------------
Audit fees..................................       $205,000       $395,900
Audit-related fees(1).......................         32,600         20,000
                                                   --------       --------
     Total audit and audit-related fees.....        237,600        415,900
Tax fees....................................             --             --
All other fees..............................             --             --
                                                   --------       --------
     Total fees.............................       $237,600       $415,900
                                                   ========       ========

------------

(1) Agreed upon procedures with respect to securitization financing.

     The Company is not required to and does not have an audit committee.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.
  Statements of Consolidated Income for the Three Years Ended December 31, 2003.......      28
  Statements of Consolidated Comprehensive Income for the Three Years Ended December
   31, 2003...........................................................................      29
  Consolidated Balance Sheets at December 31, 2003 and 2002...........................      30
  Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2003...      31
  Statements of Consolidated Stockholder's and Member's Equity for the Three Years
   Ended December 31, 2003............................................................      32
  Notes to Consolidated Financial Statements..........................................      33
  Independent Auditors' Report........................................................      54
(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2003.
  II-- Qualifying Valuation Accounts..................................................      57

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

     I, III, IV and V.

     (a)(3) Exhibits

     See Index of Exhibits on page 59.

     (b) Reports on Form 8-K.

     On March 3, 2004, we filed a Current Report on Form 8-K dated March 3, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

     On March 10, 2004, we filed a Current Report on Form 8-K dated March 4, 2004 to report the administrative law judge's recommendation regarding our final fuel reconciliation proceeding and its effect on our previously reported 2003 earnings.

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2003

                   COLUMN A                        COLUMN B      COLUMN C       COLUMN D      COLUMN E
----------------------------------------------    ----------   ------------   -----------    ----------
                                                                ADDITIONS
                                                               ------------
                                                  BALANCE AT                   DEDUCTIONS    BALANCE AT
                                                  BEGINNING      CHARGED         FROM         END OF
                  DESCRIPTION                     OF PERIOD     TO INCOME     RESERVES(1)     PERIOD
----------------------------------------------    ----------   ------------   -----------    ----------
Year Ended December 31, 2003:
  Accumulated provisions:
     Uncollectible accounts receivable........    $    4,726   $       324     $   2,225     $    2,825
Year Ended December 31, 2002:
  Accumulated provisions:
     Uncollectible accounts receivable........        13,000        10,492        18,766          4,726
Year Ended December 31, 2001:
  Accumulated provisions:
     Uncollectible accounts receivable........         5,146        13,000         5,146         13,000

----------

(1) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 12th day of March, 2004.

                                        CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                                                                    (Registrant)

                                                     By: /s/ DAVID M. MCCLANAHAN
                                                     ---------------------------
                                                             David M. McClanahan
                                                                         Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2004.

                   SIGNATURE                                                   TITLE
-------------------------------------------------     --------------------------------------------------------
          /s/ DAVID M. MCCLANAHAN                     Manager
-------------------------------------------------     (Principal Executive Officer)
             (David M. McClanahan)

            /s/ GARY L. WHITLOCK                      Executive Vice President and Chief Financial Officer
-------------------------------------------------     (Principal Financial Officer)
               (Gary L. Whitlock)

             /s/ JAMES S. BRIAN                       Senior Vice President and Chief Accounting Officer
-------------------------------------------------     (Principal Accounting Officer)
                (James S. Brian)

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2003

                                INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                              SEC FILE OR
   EXHIBIT                                                                                    REGISTRATION          EXHIBIT
   NUMBER                DESCRIPTION                  REPORT OR REGISTRATION STATEMENT          NUMBER             REFERENCE
-------------    -------------------------------     ------------------------------------     ------------         ---------
   2(a)          Agreement and Plan of               Joint Proxy Statement/                     333-69502          Annex A
                 Merger among Reliant                Prospectus of REI contained in
                 Energy, Incorporated                Registration Statement on Form
                 ("REI"), CenterPoint                S-4
                 Energy, Inc. ("CNP") and
                 Reliant Energy MergerCo,
                 Inc. dated as of October
                 19, 2001

   3(a)          Articles of Conversion of           Form 8-K dated August 31, 2002                1-3187          3(a)
                 REI                                 filed with the SEC on September
                                                     3, 2002

   3(b)          Articles of Organization of         Form 8-K dated August 31, 2002                1-3187          3(b)
                 CenterPoint Energy Houston          filed with the SEC on September
                 Electric, LLC ("CenterPoint         3, 2002
                 Houston")

   3(c)          Limited Liability Company           Form 8-K dated August 31, 2002                1-3187          3(c)
                 Regulations of CenterPoint          filed with the SEC on September
                 Houston                             3, 2002

   4(a)(1)       Mortgage and Deed of Trust,         HL&P's Form S-7 filed on August              2-59748          2(b)
                 dated November 1, 1944              25, 1977
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

   4(a)2)        Twenty-First through                HL&P's Form 10-K for the year                 1-3187          4(a)(2)
                 Fiftieth Supplemental               Ended December 31, 1989
                 Indentures to Exhibit
                 4(a)(1)

   4(a)(3)       Fifty-First Supplemental            HL&P's Form 10-Q for the quarter              1-3187          4(a)
                 Indenture to Exhibit                Ended June 30, 1991
                 4(a)(1) dated as of March
                 25, 1991

   4(a)(4)       Fifty-Second through Fifty-         HL&P's Form 10-Q for the quarter              1-3187          4
                 Fifth Supplemental                  Ended March 31, 1992
                 Indentures to Exhibit
                 4(a)(1) each dated as of
                 March 1, 1992

   4(a)(5)       Fifty-Sixth and                     HL&P's Form 10-Q for the quarter              1-3187          4
                 Fifty-Seventh Supplemental          Ended September 30, 1992
                 Indentures to Exhibit
                 4(a)(1) each dated as of
                 October 1, 1992

   4(a)(6)       Fifty-Eighth and                    HL&P's Form 10-Q for the quarter              1-3187          4
                 Fifty-Ninth Supplemental            Ended March 31, 1993
                 Indentures to Exhibit
                 4(a)(1) each dated as of
                 March 1, 1993

   4(a)(7)       Sixtieth Supplemental               HL&P's Form 10-Q for the quarter              1-3187          4
                 Indenture to Exhibit                Ended June 30, 1993
                 4(a)(1) dated as of July 1,
                 1993

                                                                                              SEC FILE OR
   EXHIBIT                                                                                    REGISTRATION          EXHIBIT
   NUMBER                DESCRIPTION                  REPORT OR REGISTRATION STATEMENT          NUMBER             REFERENCE
-------------    -------------------------------     ------------------------------------     ------------         ---------
   4(a)(8)       Sixty-First through Sixty-          HL&P's Form 10-K for the year                 1-3187           4(a)(8)
                 Third Supplemental                  Ended December 31, 1993
                 Indentures to Exhibit
                 4(a)(1) each dated as of
                 December 1, 1993

   4(a)(9)       Sixty-Fourth and                    HL&P's Form 10-K for the year                 1-3187           4(a)(9)
                 Sixty-Fifth Supplemental            Ended December 31, 1995
                 Indentures to Exhibit
                 4(a)(1) each dated as of
                 July 1, 1995

   4(b)(1)       General Mortgage Indenture,         Quarterly Report on Form 10-Q                 1-3187           4(j)(1)
                 dated as of October 10,             for the quarterly period ended
                 2002, between CenterPoint           September 30, 2002
                 Energy Houston Electric,
                 LLC and JPMorgan Chase
                 Bank, as Trustee

   4(b)(2)       First Supplemental                  Quarterly Report on Form 10-Q                 1-3187           4(j)(2)
                 Indenture to Exhibit                for the quarterly period ended
                 4(b)(1), dated as of                September 30, 2002
                 October 10, 2002

   4(b)(3)       Second Supplemental                 Quarterly Report on Form 10-Q                 1-3187           4(j)(3)
                 Indenture to Exhibit                for the quarterly period ended
                 4(b)(1), dated as of                September 30, 2002
                 October 10, 2002

   4(b)(4)       Third Supplemental                  Quarterly Report on Form 10-Q                 1-3187           4(j)(4)
                 Indenture to Exhibit                for the quarterly period ended
                 4(b)(1), dated as of                September 30, 2002
                 October 10, 2002

   4(b)(5)       Fourth Supplemental                 Quarterly Report on Form 10-Q                 1-3187           4(j)(5)
                 Indenture to Exhibit                for the quarterly period ended
                 4(b)(1), dated as of                September 30, 2002
                 October 10, 2002

   4(b)(6)       Fifth Supplemental                  Quarterly Report on Form 10-Q                 1-3187           4(j)(6)
                 Indenture to Exhibit                for the quarterly period ended
                 4(b)(1), dated as of                September 30, 2002
                 October 10, 2002

   4(b)(7)       Sixth Supplemental                  Quarterly Report on Form 10-Q                 1-3187           4(j)(7)
                 Indenture to Exhibit                for the quarterly period ended
                 4(b)(1), dated as of                September 30, 2002
                 October 10, 2002

   4(b)(8)       Seventh Supplemental                Quarterly Report on Form 10-Q                 1-3187           4(j)(8)
                 Indenture to Exhibit                for the quarterly period ended
                 4(b)(1), dated as of                September 30, 2002
                 October 10, 2002

   4(b)(9)       Eighth Supplemental                 Quarterly Report on Form 10-Q                 1-3187           4(j)(9)
                 Indenture to Exhibit                for the quarterly period ended
                 4(b)(1), dated as of                September 30, 2002
                 October 10, 2002

   4(b)(10)      Officer's Certificates dated        CNP's Form 10-K for the year ended            1-31447          4(c)(10)
                 October 10, 2002, setting           December 31, 2003
                 forth the form, terms and
                 provisions of the First through
                 Eighth Series of General
                 Mortgage Bonds

   4(b)(11)      Ninth Supplemental Indenture to     Annual Report on Form 10-K                    1-3187           4(k)(10)
                 Exhibit 4(b)(1), dated as of        for the year ended December 31, 2002
                 November 12, 2002

   4(b)(12)      Officer's Certificate dated         CNP's Form 10-K for the year ended            1-31447          4(e)(12)
                 October 10, 2002, setting           December 31, 2003
                 forth the form, terms and
                 provisions of the Ninth Series
                 of General Mortgage Bonds


   4(b)(13)      Tenth Supplemental Indenture to     Form 8-K dated  March 13, 2003                1-3187           4.1
                 Exhibit 4(b)(1), dated as of
                 March 18, 2003

   4(b)(14)      Officer's Certificate dated March   Form 8-K dated  March 13, 2003                1-3187           4.2
                 18, 2003 setting forth the form,
                 terms and provisions of the Tenth
                 Series and Eleventh Series of
                 General Mortgage Bonds

   4(b)(15)      Eleventh Supplemental Indenture to  Form 8-K dated May 16, 2003                   1-3187           4.1
                 Exhibit 4(b)(1), dated as of
                 May 23, 2003

   4(b)(16)      Officer's Certificate dated May     Form 8-K dated  May 16, 2003                  1-3187           4.2
                 23, 2003 setting forth the form,
                 terms and provisions of the
                 Twelfth Series of General Mortgage
                 Bonds

   4(b)(17)      Twelfth  Supplemental Indenture to  Form 8-K dated September 9, 2003              1-3187           4.2
                 Exhibit 4(b)(1), dated as of
                 September 9, 2003

   4(b)(18)      Officer's Certificate dated         Form 8-K dated  September 9, 2003             1-3187           4.3
                 September 9, 2003 setting forth
                 the form, terms and provisions of
                 the Thirteenth Series of General
                 Mortgage Bonds


     Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, CenterPoint Houston has not filed as exhibits to this Form 10-K certain long-term debt instruments, including indentures, under which the total amount of securities authorized does not exceed 10% of the total assets of CenterPoint Houston and its subsidiaries on a consolidated basis. CenterPoint Houston hereby agrees to furnish a copy of any such instrument to the SEC upon request.

                                                                                              SEC FILE OR
   EXHIBIT                                                                                    REGISTRATION          EXHIBIT
   NUMBER                DESCRIPTION                  REPORT OR REGISTRATION STATEMENT          NUMBER             REFERENCE
-------------    -------------------------------     ------------------------------------     ------------         ---------
   10(a)(1)      $1,310,000,000 Credit               Annual Report on Form 10-K                    1-3187          4(c)(1)
                 Agreement, dated as of              for the year ended December 31, 2002
                 November 12, 2002, among
                 CenterPoint Houston and the
                 banks named therein

   10(a)(2)      First Amendment to Exhibit          CNP's Form 10-Q for the quarter ended        1-31447          10.7
                 10(a)(1), dated as of September     September 30, 2003
                 3, 2003

  10(a)(3)       Pledge Agreement, dated as          Annual Report on Form 10-K                    1-3187          4(c)(2)
                 of November 12, 2002                for the year ended December 31, 2002
                 executed in connection with
                 Exhibit 10(a)(1)

 +12             Computation of Ratio of
                 Earnings to Fixed Charges

+31.1            Rule 13a-14(a)/15d-14(a)
                 Certification of David M.
                 McClanahan

+31.2            Rule 13a-14(a)/15d-14(a)
                 Certification of Gary L. Whitlock

+32.1            Section 1350 Certification of
                 David M. McClanahan

+32.2            Section 1350 Certification of
                 Gary L. Whitlock