Form 10-Q
period 2004-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2004-05-10
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

                       ___________________________________

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

                    ________________________________________

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 1, 2004, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements..................................................    1
                   Statements of Consolidated Income
                      Three Months Ended March 31, 2003 and 2004 (unaudited)............    1
                   Consolidated Balance Sheets
                      December 31, 2003 and March 31, 2004 (unaudited)..................    2
                   Statements of Consolidated Cash Flows
                      Three Months Ended March 31, 2003 and 2004 (unaudited)............    4
                   Notes to Unaudited Consolidated Financial Statements.................    5
          Item 2. Management's Narrative Analysis of the Results of Operations..........   12
          Item 4. Controls and Procedures...............................................   20
PART II.  OTHER INFORMATION
          Item 1. Legal Proceedings.....................................................   21
          Item 6. Exhibits and Reports on Form 8-K......................................   21

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

      The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

      - the timing and outcome of the regulatory process related to the 1999 Texas Electric Choice Law leading to the determination and recovery of the true-up components and the securitization of these amounts;

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

      -     actions by rating agencies;

      - non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (formerly named Reliant Resources) (RRI);

      - the outcome of the pending securities lawsuits against us, Reliant Energy, Incorporated and RRI;

      - the ability of RRI to satisfy its obligations to us including indemnity obligations and obligations to pay the "price to beat" clawback; and

      - other factors we discuss in "Risk Factors" beginning on page 11 of the CenterPoint Energy Houston Electric, LLC Annual Report on Form 10-K for the year ended December 31, 2003.

      Additional risk factors are described in other documents we file with the Securities and Exchange Commission.

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

                                                                           THREE MONTHS ENDED
                                                                                MARCH 31,
                                                                        -------------------------
                                                                          2003             2004
                                                                        ---------       ---------
REVENUES............................................................    $ 447,403       $ 329,150

EXPENSES:
    Operation and maintenance.......................................      133,008         132,139
    Depreciation and amortization...................................       64,742          65,073
    Taxes other than income taxes...................................       44,052          47,045
                                                                        ---------       ---------
           Total....................................................      241,802         244,257
                                                                        ---------       ---------
OPERATING INCOME....................................................      205,601          84,893
                                                                        ---------       ---------

OTHER INCOME (EXPENSE):
    Interest and other finance charges..............................      (82,382)        (77,087)
    Interest on transition bonds....................................       (9,848)         (9,674)
    Other, net......................................................        8,508           6,925
                                                                        ---------       ---------
           Total....................................................      (83,722)        (79,836)
                                                                        ---------       ---------

INCOME BEFORE INCOME TAXES..........................................      121,879           5,057
    Income Tax Expense..............................................       41,704           1,752
                                                                        ---------       ---------
NET INCOME..........................................................    $  80,175       $   3,305
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
                                   (UNAUDITED)

                                     ASSETS

                                                                 DECEMBER 31,           MARCH 31,
                                                                    2003                  2004
                                                                -------------         ------------
CURRENT ASSETS:
     Cash and cash equivalents...............................   $     30,720          $    16,088
     Accounts and notes receivable, net......................         91,332              109,117
     Accounts receivable -- affiliated companies, net........          3,897                   --
     Accrued unbilled revenues...............................         71,507               66,673
     Materials and supplies..................................         56,008               53,863
     Taxes receivable........................................        184,634               85,524
     Other...................................................         14,209               10,697
                                                                ------------          -----------
          Total current assets...............................        452,307              341,962
                                                                ------------          -----------

PROPERTY, PLANT AND EQUIPMENT:
     Property, plant and equipment...........................      6,084,665            6,108,211
     Less accumulated depreciation and amortization..........     (2,040,382)          (2,074,326)
                                                                ------------          -----------
          Property, plant and equipment, net.................      4,044,283            4,033,885
                                                                ------------          -----------

OTHER ASSETS:
     Other intangibles, net..................................         39,010               38,850
     Regulatory assets.......................................      4,896,439            4,910,959
     Accounts and notes receivable -- affiliated companies...        814,513              814,513
     Other...................................................         79,770               94,100
                                                                ------------          -----------
          Total other assets.................................      5,829,732            5,858,422
                                                                ------------          -----------

              TOTAL ASSETS...................................   $ 10,326,322          $10,234,269
                                                                ============          ===========

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                                  DECEMBER 31,           MARCH 31,
                                                                     2003                  2004
                                                                --------------         --------------
CURRENT LIABILITIES:
     Current portion of transition bond long-term debt.......    $     41,189          $     43,099
     Accounts payable........................................          35,771                32,176
     Accounts payable -- affiliated companies, net...........             --                 13,248
     Notes payable -- affiliated companies, net..............         113,179               110,285
     Taxes accrued...........................................          82,650                25,662
     Interest accrued........................................          64,769                39,670
     Regulatory liabilities..................................         185,812               186,791
     Other...................................................          62,085                57,142
                                                                 ------------          ------------
          Total current liabilities..........................         585,455               508,073
                                                                 ------------          ------------

OTHER LIABILITIES:
     Accumulated deferred income taxes, net..................       1,799,926             1,821,904
     Unamortized investment tax credits......................          55,845                54,102
     Benefit obligations.....................................          83,236                87,010
     Regulatory liabilities..................................         923,038               889,783
     Notes payable -- affiliated companies...................         379,900               150,850
     Accounts payable -- affiliated companies................         398,984               400,717
     Other...................................................          11,424                14,749
                                                                 ------------          ------------
          Total other liabilities............................       3,652,353             3,419,115
                                                                 ------------          ------------

LONG-TERM DEBT:
     Transition bonds........................................         675,665               659,762
     Other...................................................       2,672,019             2,903,184
                                                                 ------------          ------------
          Total long-term debt...............................       3,347,684             3,562,946
                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 6)

MEMBER'S EQUITY:
     Common stock............................................               1                     1
     Paid-in capital.........................................       2,190,111             2,190,111
     Retained earnings.......................................         550,718               554,023
                                                                 ------------          ------------
          Total member's equity..............................       2,740,830             2,744,135
                                                                 ------------          ------------

              TOTAL LIABILITIES AND MEMBER'S EQUITY..........    $ 10,326,322          $ 10,234,269
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
                                   (UNAUDITED)

                                                                                                    THREE MONTHS ENDED MARCH 31,
                                                                                                    ----------------------------
                                                                                                        2003             2004
                                                                                                    ------------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income...................................................................................   $  80,175        $   3,305
    Adjustments to reconcile net income to net cash provided by (used in) operating activities:
        Depreciation and amortization............................................................      64,742           65,073
        Amortization of deferred financing costs.................................................       6,348            7,674
        Deferred income taxes....................................................................      74,267           20,666
        Investment tax credits...................................................................      (1,173)          (1,743)
        Changes in other assets and liabilities:
           Accounts and notes receivable, net....................................................      (1,777)         (12,951)
           Accounts receivable/payable, affiliates...............................................     (22,418)          18,878
           Inventory.............................................................................       1,908            2,145
           Accounts payable......................................................................      (9,892)          (3,595)
           Taxes receivable......................................................................     (22,956)          99,110
           Interest and taxes accrued............................................................     (69,185)         (82,087)
           Net regulatory assets and liabilities.................................................    (202,727)         (57,638)
           Other current assets..................................................................         718            3,512
           Other current liabilities.............................................................      (5,410)          (4,944)
           Other assets..........................................................................       6,763          (10,109)
           Other liabilities.....................................................................     (10,591)           8,411
        Other, net...............................................................................         717            2,136
                                                                                                    ---------        ---------
               Net cash provided by (used in)  operating activities..............................    (110,491)          57,843
                                                                                                    ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures and other...............................................................     (47,983)         (44,863)
                                                                                                    ---------        ---------
               Net cash used in investing activities.............................................     (47,983)         (44,863)
                                                                                                    ---------        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of long-term debt.....................................................     758,830          229,050
    Increase (decrease) in short-term notes with affiliates, net.................................     106,930           (2,894)
    Payments of long-term debt...................................................................    (318,649)         (14,013)
    Decrease in long-term notes payable, affiliates..............................................    (429,000)        (229,050)
    Debt issuance costs..........................................................................     (17,296)         (10,712)
    Other, net...................................................................................          60                7
                                                                                                    ---------        ---------
           Net cash provided by (used in) financing activities...................................     100,875          (27,612)
                                                                                                    ---------        ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS........................................................     (57,599)         (14,632)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD.................................................      70,866           30,720
                                                                                                    ---------        ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD.......................................................   $  13,267        $  16,088
                                                                                                    =========        =========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
    Interest.....................................................................................   $  92,697        $ 108,789
    Income taxes (refunds).......................................................................          --          (13,810)

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)   BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, together with its subsidiaries, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2003 (CenterPoint Houston Form 10-K).

      Background. The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring (Restructuring) of Reliant Energy, Incorporated (Reliant Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

      Basis of Presentation. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

      Note 2(e) (Regulatory Assets and Liabilities), Note 4 (Regulatory Matters) and Note 9 (Commitments and Contingencies) to the consolidated annual financial statements in the CenterPoint Houston Form 10-K relate to certain contingencies. These notes, as updated herein, are incorporated herein by reference.

      For information regarding certain legal and regulatory proceedings, see
Note 6 to the Interim Financial Statements.

(2)   NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities (SPE's) created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of December 31, 2003. The revised FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004. The adoption of FIN 46-R had no effect on the Company's consolidated financial statements.

      On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)) which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in
Note 7 to these Interim Financial Statements.

      In December 2003, Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act) which will become effective in 2006. The Act contains incentives for the Company, if it continues to provide prescription drug benefits for its retirees, through the provision of a non-taxable reimbursement to the Company of specified costs. The Company has many different alternatives available under the Act, and, until clarifying regulations are issued with respect to the Act, the Company is unable to determine the financial impact the Act will have on the Company. On January 12, 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FAS 106-1). In accordance with FSP FAS 106-1, the Company's postretirement benefits obligations and net periodic postretirement benefit cost in the financial statements and accompanying notes do not reflect the effects of the legislation. Specific authoritative guidance on the accounting for the legislation is pending, and that guidance, when issued, may require the Company to change previously reported information.

(3)   REGULATORY MATTERS

(a)   2004 True-Up Proceeding.

      On March 31, 2004, the Company, Texas Genco LP and Reliant Energy Retail Services LLC, a former affiliate and current subsidiary of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), filed the final true-up application required by the 1999 Texas Electric Choice Law (Texas electric restructuring law) with the Public Utility Commission of Texas (Texas Utility Commission). The Texas electric restructuring law authorizes public utilities to recover in 2004 a true-up balance composed of stranded power plant costs, the cost of environmental controls and certain other costs associated with transition from a regulated to a competitive environment (2004 True-Up Proceeding). The Company's true-up balance is $3.8 billion. An additional $631 million in interest could be added if approved in a proceeding pending before the Texas Supreme Court.

      The Texas electric restructuring law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. The Texas Utility Commission has scheduled hearings beginning June 21, 2004. The true-up proceeding will result in either additional charges being assessed or credits being issued through the utility's non-bypassable delivery charges. The Texas electric restructuring law permits transmission and distribution utilities to recover the true-up balance through transition charges on their non-bypassable delivery charge, to the extent that such components are established in certain regulatory proceedings. Non-bypassable delivery charges are those that must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit utilities to issue transition bonds based on the securitization of revenues associated with the transition charges. Any delay in the final order date will result in a delay in the securitization of the true-up components and the implementation of the non-bypassable charges described above, and could delay the recovery of carrying costs on the true-up components determined by the Texas Utility Commission.

      The Company will be required to establish and support the $3.8 billion it seeks to recover in the 2004 True-Up Proceeding. Third parties will have the opportunity and are expected to challenge the Company's calculation of these amounts. To the extent recovery of a portion of these amounts is denied or if the Company agrees to forego recovery of a portion of the request under a settlement agreement, the Company would be unable to recover those amounts in the future.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, the Company appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as the Company contends is required by law. On January 30, 2004, the Texas Supreme Court granted the Company's petition for review of the true-up rule. Oral arguments were heard on February 18, 2004. The decision by the Court is pending. The Company has not accrued interest income on stranded costs in its consolidated financial statements.

      As of March 31, 2004, the Company recorded net regulatory assets totaling $3.3 billion, which are expected to be recovered in the 2004 True-Up Proceeding. If events were to occur during the 2004 True-Up Proceeding that made the recovery of these regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(b)   Final Fuel Reconciliation.

      On March 4, 2004, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) relating to the Company's final fuel reconciliation. The Company reserved $117 million, including interest, in the fourth quarter of 2003 reflecting the ALJ's recommendation. On April 15, 2004, the Texas Utility Commission reviewed the PFD in the Company's final fuel reconciliation case, affirmed the PFD's finding in part, reversed in part, and remanded one issue back to the ALJ. The Texas Utility Commission's decision is pending the outcome of the remanded issue. The results of the Texas Utility Commission's final decision will be a component of the 2004 True-Up Proceeding.

(4)   LONG-TERM DEBT

      In February 2004, $56 million aggregate principal amount of collateralized 5.6% pollution control bonds due 2027 and $44 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of the Company. The pollution control bonds are collateralized by general mortgage bonds of the Company with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to extinguish two series of 6.7% collateralized pollution control bonds with an aggregate principal amount of $100 million issued on behalf of CenterPoint Energy. The Company's 6.7% first mortgage bonds which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds were retired in connection with the extinguishment of the refunded pollution control bonds. The Company's 6.7% notes payable to CenterPoint Energy were also cancelled upon the extinguishment of the refunded pollution control bonds.

      In March 2004, $45 million aggregate principal amount of 3.625% collateralized insurance-backed pollution control bonds due 2012 and $84 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on behalf of the Company. The pollution control bonds are collateralized by general mortgage bonds of the Company with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to extinguish two series of 6.375% collateralized pollution control bonds with an aggregate principal amount of $45 million and one series of 5.6% collateralized pollution control bonds with an aggregate principal amount of $84 million issued on behalf of CenterPoint Energy. The Company's 6.375% and 5.6% first mortgage bonds which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds were retired in connection with the extinguishment of the refunded pollution control bonds. The Company's 6.375% and 5.6% notes payable to CenterPoint Energy were also cancelled upon the extinguishment of the refunded pollution control bonds.

(5)   RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

      The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                                  DECEMBER 31,   MARCH 31,
                                                                                     2003          2004
                                                                                  -----------    --------
                                                                                       (IN MILLIONS)

Accounts receivable from affiliates............................................   $   50           $  28
Accounts payable to affiliates.................................................      (46)            (41)
                                                                                  ------           -----
   Accounts receivable/(payable) -- affiliated companies, net..................   $    4           $ (13)
                                                                                  ======           =====
Notes payable -- affiliated companies (1)......................................   $ (113)          $(110)
                                                                                  ======           =====
Long-term accounts and notes receivable -- affiliated companies (2)............   $  815           $ 815
                                                                                  ======           =====
Long-term notes payable -- affiliated companies (3)............................   $ (380)          $(151)
                                                                                  ======           =====
Long-term accounts payable -- affiliated companies (4).........................   $ (399)          $(401)
                                                                                  ======           =====

------------

(1)   This represents money pool borrowings.

(2) Included in the $815 million notes receivable -- affiliated companies is a $750 million note receivable from CenterPoint Energy payable on demand and bearing interest at the prime rate that originated when the Company converted its money fund investment at the time of the Restructuring. Since August 31, 2002, the Company has been a participant in the CenterPoint Energy money pool. The $750 million note receivable is included in long-term notes receivable from affiliate in the Consolidated Balance Sheets because the Company does not plan to demand repayment of the note within the next twelve months.

(3)   For more information on the long-term notes payable to affiliate, see Note
      4.

(4) In 2003, CenterPoint Energy recorded a $399 million impairment related to the partial distribution of its investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, the Company has recorded a regulatory asset reflecting its right to recover this amount and an associated payable to CenterPoint Energy. For more information on the 2004 True-Up Proceeding, see Note 3.

      The Company had net interest income (expense) related to affiliate borrowings of $(10) million and $2 million for the three months ended March 31, 2003 and March 31, 2004, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      During the three months ended March 31, 2003 and 2004, revenues derived from energy delivery charges provided by the Company to a subsidiary of RRI totaled $212 million and $199 million, respectively.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $32 million and $24 million for the three months ended March 31, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

(6)   COMMITMENTS AND CONTINGENCIES

RRI Indemnified Litigation

      The Company, CenterPoint Energy or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between Reliant Energy and RRI, the Company, CenterPoint Energy and its other subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, RRI is defending the Company, CenterPoint Energy and its other subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, some of these complaints have been dismissed by the trial court and are on appeal, but most of the lawsuits remain in early procedural stages. CenterPoint Energy's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and in some cases, corporate officers of some of those companies, have been named as defendants in these suits.

      The Company, CenterPoint Energy or their predecessor, Reliant Energy, were named in approximately 25 of these lawsuits, which were instituted between 2001 and 2004 and are pending in state court in Los Angeles County and in federal district courts in San Francisco, San Diego, Los Angeles and Nevada and before the Ninth Circuit Court of Appeals. However, neither CenterPoint Energy nor Reliant Energy was a participant in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI common stock in May 2001 (RRI Offering) and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain.

      In February 2003, a lawsuit was filed by three individuals in federal district court in Chicago against CenterPoint Energy and certain former and current officers of RRI for alleged violations of federal securities laws. The plaintiffs in this lawsuit allege that the defendants violated federal securities laws by issuing false and misleading statements to the public, and that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues. In addition, the plaintiffs assert claims of fraudulent and negligent misrepresentation and violations of Illinois consumer law. In January 2004 the trial judge ordered dismissal of plaintiffs' claims on the ground that they did not set forth a claim. The plaintiffs filed an amended complaint in March 2004, which the defendants are asking the court to dismiss.

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Two of the lawsuits have been dismissed without prejudice. Reliant Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or RRI securities, as well as equitable relief in the form of restitution.

      In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of CenterPoint Energy. The complaint sets forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleges that the defendants caused CenterPoint Energy to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleges breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint seeks monetary damages on behalf of CenterPoint Energy as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on CenterPoint Energy before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

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

      The Company believes that none of the lawsuits described under "Other Class Action Lawsuits" has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to the plaintiffs.

Other Legal Matters

      Texas Antitrust Action. In July 2003, Texas Commercial Energy filed a lawsuit against Reliant Energy, RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market in federal court in Corpus Christi, Texas. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleges that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit seeks damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. In February 2004, this complaint was amended to add the Company and CenterPoint Energy, as successors to Reliant Energy, and Texas Genco, LP as defendants. The plaintiff's principal allegations have previously been investigated by the Texas Utility Commission and found to be without merit. The Company also believes the plaintiff's allegations are without merit and will seek their dismissal.

      Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit, for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of the Company's predecessor, Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claimed that they were entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. After a jury trial involving the Three Cities claims (but not the class of cities), the trial court decertified the class and entered a judgment for $1.7 million, including interest, plus an award of $13.7 million in legal fees. Despite other jury findings for the plaintiffs, the trial court's judgment was based on the jury's finding in favor of Reliant Energy on the affirmative defense of laches, a defense similar to a statute of limitations defense, due to the original claimant cities having unreasonably delayed bringing their claims during the 43 years since the alleged wrongs began. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against CenterPoint Energy and rendering judgment that the Three Cities take nothing by their claims. The court of appeals found that the jury's finding of laches barred all of the Three Cities' claims and that the Three Cities were not entitled to recovery of any attorneys' fees. The Three Cities filed a petition for review at the Texas Supreme Court which declined to hear the case. The Three Cities filed a motion for rehearing, which was denied by the Supreme Court in April 2004. Now that the Three Cities case has been favorably resolved, the Company intends to seek dismissal of the claims of the other cities.

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

(7)   EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefit plan.

      The Company's net periodic cost includes the following components relating to postretirement benefits:

                                                         THREE MONTHS ENDED
                                                              MARCH 31,
                                                     -------------------------
                                                      2003            2004
                                                    --------       ---------
                                                           (IN MILLIONS)
Service cost ......................................   $  --          $ --
Interest cost .....................................       3             4
Expected return on plan assets.....................      (2)           (2)
Net amortization...................................       2             2
                                                      -----          ----
           Net periodic cost.......................   $   3          $  4
                                                      =====          ====

      The Company previously disclosed in its financial statements for the year ended December 31, 2003, that it expected to contribute $11 million to its postretirement benefits plan in 2004. As of March 31, 2004, $2 million has been contributed.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

      The following narrative analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

      We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935
Act). For information about the 1935 Act, please read " -- Liquidity -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends."

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2004 and the three months ended March 31, 2003. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 (CenterPoint Houston Form 10-K).

SIGNIFICANT EVENTS IN 2004

      The 1999 Texas Electric Choice Law (Texas electric restructuring law) contains provisions that allow us to recover the amount by which the market value of CenterPoint Energy's generating assets, as determined by the Public Utility Commission of Texas (Texas Utility Commission) under a formula prescribed in the law, is below the regulatory net book value of those assets as of the end of 2001. It also allows us to recover certain other transition costs, such as a final fuel reconciliation balance, regulatory assets and the difference between the Texas Utility Commission's projected market prices for generation during 2002 and 2003 and actual market prices for generation as determined in the state-mandated capacity auctions during that period (called the Excess Cost Over Market (ECOM) true-up). Those amounts, and certain other adjustments (the true-up balance), are to be determined by the Texas Utility Commission in a proceeding that began on March 31, 2004 (2004 True-Up Proceeding). Our true-up balance is $3.8 billion, excluding interest. The law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although, under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. The Texas Utility Commission has scheduled hearings beginning June 21, 2004. Various parties have intervened in our true-up proceeding, and we expect intervenors to vigorously oppose recovery of the amounts we are seeking. After the Texas Utility Commission determines the amount of the true-up balance that we may recover, we will recover those amounts through a transition charge added to our non-bypassable delivery charge. An ultimate determination or a settlement at an amount less than that recorded in our financial statements could lead to a charge that would materially adversely affect our results of operations, financial condition and cash flows. Assuming receipt of a timely final order from the Texas Utility Commission, we expect to begin earning a rate of return on the true-up balance in the third quarter of 2004. We intend to seek authority from the Texas Utility Commission to securitize all or a portion of the true-up balance as early as the fourth quarter of 2004 through the issuance of transition bonds and to be in a position to issue those bonds by early 2005. Transition bonds would be issued through a special purpose entity that would be a subsidiary of ours, but they would be non-recourse to us. Any portion of the true-up balance not securitized by transition bonds will be recovered through a non-bypassable competition transition charge. We will distribute recovery of the true-up components not used to repay indebtedness to CenterPoint Energy through either the payment of dividends or the settlement of intercompany payables. CenterPoint Energy can then move funds back to us, either through equity or intercompany debt, in order to maintain our capital structure at the appropriate levels.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, we appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as we contend is required by law. On January 30, 2004, the Texas Supreme Court granted our petition for review of the true-up rule.

Oral arguments were heard on February 18, 2004. The decision by the Court is pending. We have not accrued interest income on stranded costs of approximately $631 million in our consolidated financial statements.

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

      The following table sets forth our consolidated results of operations for the three months ended March 31, 2003 and 2004, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                             THREE MONTHS ENDED MARCH 31,
                                                             ---------------------------
                                                                 2003           2004
                                                               --------       --------
                                                                     (IN MILLIONS)
Revenues:
  Electric revenues......................................      $  303         $   314
  ECOM true-up...........................................         132              --
  Transition bond revenues...............................          13              15
                                                               ------         -------
      Total revenues.....................................         448             329
                                                               ------         -------
Expenses:
  Operation and maintenance..............................         133             132
  Depreciation and amortization..........................          62              60
  Taxes other than income taxes..........................          44              47
  Transition bond expenses...............................           3               5
                                                               ------         -------
      Total expenses.....................................         242             244
                                                               ------         -------
Operating Income.........................................         206              85
Interest and Other Finance Charges.......................         (92)            (87)
Other Income, net .......................................           8               7
                                                               ------         -------
Income Before Income Taxes...............................         122               5
Income Tax Expense.......................................         (42)             (2)
                                                               ------         -------
Net Income...............................................      $   80         $     3
                                                               ======         =======

Actual gigawatt-hours (GWh) delivered:
    Residential..........................................       4,558           4,402
    Total (1)............................................      14,788          15,520

--------------
(1) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

      We reported operating income of $85 million for the three months ended March 31, 2004, consisting of $75 million for the regulated electric transmission and distribution utility and $10 million for the transition bond company. For the three months ended March 31, 2003, operating income totaled $206 million, consisting of $64 million for the regulated electric transmission and distribution utility, $10 million for the transition bond company and $132 million of non-cash income associated with ECOM. ECOM is recoverable under the Texas electric restructuring law and is included in our recently filed true-up application. Beginning in 2004, there is no ECOM contribution to earnings. The transition bond company's operating income represents the amount necessary to pay interest on the transition bonds. The regulated electric transmission and distribution utility continues to benefit from solid customer growth. Revenues increased $9 million for the three months ended March 31, 2004 as compared to the same period in 2003 from the addition of 48,000 metered customers since March 2003. This increase was partially offset by milder weather which negatively impacted the quarter by $6 million.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of
Part II of the CenterPoint Houston Form 10-K and "Risk Factors" in Item 1 of
Part I of the CenterPoint Houston Form 10-K, each of which is incorporated herein by reference. In addition to these factors, the discontinuation of non-cash operating income associated with ECOM is expected to negatively impact our earnings in 2004.

                                    LIQUIDITY

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements.

      Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds).

      In February 2004, $56 million aggregate principal amount of collateralized 5.60% pollution control bonds due 2027 and $44 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on our behalf. The pollution control bonds are collateralized by our general mortgage bonds with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to extinguish two series of 6.7% collateralized pollution control bonds with an aggregate principal amount of $100 million issued on behalf of CenterPoint Energy. Our 6.7% first mortgage bonds, which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds, were retired in connection with the extinguishment of the refunded pollution control bonds. Our 6.7% notes payable to CenterPoint Energy were cancelled upon the extinguishment of the refunded pollution control bonds.

      In March 2004, $45 million aggregate principal amount of 3.625% collateralized insurance-backed pollution control bonds due 2012 and $84 million aggregate principal amount of 4.25% collateralized insurance-backed pollution control bonds due 2017 were issued on our behalf. The pollution control bonds are collateralized by our general mortgage bonds with principal amounts, interest rates and maturities that match the pollution control bonds. The proceeds were used to extinguish two series of 6.375% collateralized pollution control bonds with an aggregate principal amount of $45 million and one series of 5.6% collateralized pollution control bonds with an aggregate principal amount of $84 million issued on CenterPoint Energy's behalf. Our 6.375% and 5.6% first mortgage bonds which collateralized CenterPoint Energy's payment obligations under the refunded pollution control bonds were retired in connection with the extinguishment of the refunded pollution control bonds. Our 6.375% and 5.6% notes payable to CenterPoint Energy were cancelled upon the extinguishment of the refunded pollution control bonds.

      The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of April 30, 2004. Amounts are expressed in thousands.

                                            CENTERPOINT HOUSTON
                                         --------------------------                 TRANSITION
             YEAR                         THIRD-PARTY    AFFILIATE    SUB-TOTAL        BONDS        TOTAL
             -----                       -------------  -----------  ------------  ------------  ------------
             2004....................... $          --  $        --  $         --  $     27,185  $     27,185
             2005.......................     1,310,000           --     1,310,000        46,806     1,356,806
             2006.......................            --           --            --        54,295        54,295
             2007.......................            --           --            --        59,912        59,912
             2008.......................            --           --            --        65,529        65,529
             2009.......................            --           --            --        73,018        73,018
             2010.......................            --           --            --        80,506        80,506
             2011.......................            --           --            --        87,995        87,995
             2012.......................        45,570           --        45,570        99,229       144,799
             2013.......................       450,000           --       450,000       108,590       558,590
             2014.......................       300,000           --       300,000            --       300,000
             2015.......................            --      150,850       150,850            --       150,850
             2017.......................       127,385           --       127,385            --       127,385
             2021.......................       102,442           --       102,442            --       102,442
             2023.......................       200,000           --       200,000            --       200,000
             2027.......................        56,095           --        56,095            --        56,095
             2033.......................       312,275           --       312,275            --       312,275
                                         -------------  -----------  ------------  ------------  ------------
             Total...................... $   2,903,767  $   150,850  $  3,054,617  $    703,065  $  3,757,682
                                         =============  ===========  ============  ============  ============

      First mortgage bonds and general mortgage bonds in aggregate principal amounts of $102 million and $1.3 billion, respectively, have been issued directly to third parties. External debt of $1.5 billion is senior and secured by general mortgage bonds. The affiliate debt is senior and unsecured.

      CenterPoint Energy's $2.3 billion credit facility provides that, until such time as that facility has been reduced to $750 million, 100% of the net cash proceeds from any securitizations relating to the recovery of stranded costs, after making any payments required under our $1.3 billion term loan, and the net cash proceeds from any sales of the common stock of Texas Genco Holdings, Inc. (Texas Genco) owned by CenterPoint Energy or of material portions of Texas Genco's assets, shall be applied to repay loans under the CenterPoint Energy credit facility and reduce the credit facility. CenterPoint Energy's $2.3 billion credit facility contains no other restrictions with respect to our use of proceeds from financing activities.

      We have outstanding approximately $253 million aggregate principal amount of first mortgage bonds and approximately $3.3 billion aggregate principal amount of general mortgage bonds, of which approximately $678 million combined aggregate principal amount of first mortgage bonds and general mortgage bonds collateralizes debt of CenterPoint Energy. The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued as of March 31, 2004 is approximately $300 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on us and CenterPoint Energy expiring in November 2005 limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount.

      The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected on the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in thousands.

             YEAR                    FIRST MORTGAGE BONDS   GENERAL MORTGAGE BONDS       TOTAL
             -----                   --------------------   ----------------------  -------------
             2011..................       $        --            $    19,200        $      19,200
             2015..................           150,850                     --              150,850
             2018..................                --                 50,000               50,000
             2019..................                --                200,000              200,000
             2020..................                --                 90,000               90,000
             2026..................                --                100,000              100,000
             2028..................                --                 68,000               68,000
                                          -----------            -----------        -------------
             Total.................       $   150,850            $   527,200        $     678,050
                                          ===========            ===========        =============

      As of April 30, 2004, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in thousands.

                                                                             ISSUED AS
                                                          ISSUED AS       COLLATERAL FOR
                               ISSUED DIRECTLY TO    COLLATERAL FOR THE     CENTERPOINT
                                 THIRD PARTIES         COMPANY'S DEBT      ENERGY'S DEBT          TOTAL
                               ------------------    ------------------   --------------       ------------
First Mortgage Bonds              $    102,442          $         --        $   150,850        $    253,292
General Mortgage Bonds               1,262,275             1,539,050            527,200           3,328,525
                                  ------------          ------------        -----------        ------------
         Total                    $  1,364,717          $  1,539,050        $   678,050        $  3,581,817
                                  ============          ============        ===========        ============

      The Texas electric restructuring law allows the former integrated utility to recover its stranded costs in order to recover its generation investment in the 2004 True-Up Proceeding. We will be required to establish and support the amounts of these costs in order to recover them. Third parties will have the opportunity and are expected to challenge our calculation of these costs. Following the unbundling of the integrated utility into its components, we remain a regulated transmission and distribution utility through which stranded investment is recovered. We will distribute recovery of the true-up components not used to repay indebtedness to CenterPoint Energy through either the payment of dividends or the settlement of intercompany payables. CenterPoint Energy can then move funds back to us, either through equity or intercompany debt, in order to maintain our capital structure at the appropriate levels.

      CenterPoint has recorded an impairment of $399 million related to the partial distribution of its investment in Texas Genco. Since this amount is expected to be recovered in the 2004 True-Up Proceeding, we have recorded a regulatory asset reflecting our right to recover this amount and an associated payable to CenterPoint Energy. Any additional impairment or loss that CenterPoint Energy incurs on its Texas Genco investment that we expect to recover as stranded investment will be recorded in the same manner.

      The Bond Company has $703 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the Bond Company and in an intercreditor agreement among us, the Bond Company and other parties.

      Bank Facilities. As of April 30, 2004, we had no bank facilities available to meet our short-term liquidity needs.

      Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the remainder of 2004 include the following:

      -     approximately $240 million of capital expenditures;

      - an estimated $183 million in refunds of excess mitigation credits through December 31, 2004; and

      -     $27 million of maturing transition bonds.

      We expect that anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for 2004.

      We will distribute recovery of the true-up components not used to repay indebtedness to CenterPoint Energy through either the payment of dividends or the settlement of intercompany payables. CenterPoint Energy can then move funds back to us, either through equity or intercompany debt, in order to maintain our capital structure at the appropriate levels. Under the orders described under " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends," our member's equity as a percentage of total capitalization must be at least 30%, although the Securities and Exchange Commission (SEC) has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.


                                                              MOODY'S                S&P                        FITCH
                                                    ---------------------- -------------------------  ----------------------
            COMPANY/INSTRUMENT                       RATING     OUTLOOK(1)   RATING      OUTLOOK (2)     RATING    OUTLOOK (3)
-------------------------------------------------   --------   -----------  ---------   ------------  ----------  -----------
CenterPoint Houston Senior Secured
 Debt (First Mortgage Bonds).....................     Baa2       Negative     BBB         Negative       BBB+      Negative

----------

(1) A "negative" outlook from Moody's reflects concerns over the next 12 to 18 months which will either lead to a review for a potential downgrade or a return to a stable outlook.

(2) An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3) A "negative" outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

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

      Pension Plan. As discussed in Note 7(a) to the consolidated annual financial statements in the CenterPoint Houston Form 10-K (CenterPoint Houston 10-K Notes), which is incorporated herein by reference, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2004 is estimated to be $23 million based on an expected return on plan assets of 9.0% and a discount rate of 6.25% as of December 31, 2003. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

      Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

      -     various regulatory actions; and

      - the ability of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI) and its subsidiaries to satisfy their obligations as our principal customer and in respect of RRI's indemnity obligations to us.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities on June 30, 2003 (June 2003 Financing Order). Our money pool borrowing limit under such financing order is $600 million. At March 31, 2004, we had borrowings from the money pool of $110 million. The money pool may not provide sufficient funds to meet our cash needs.

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

      Our parent, CenterPoint Energy, is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our parent's activities and those of its subsidiaries, including us. The 1935 Act, among other things, limits our parent's ability and the ability of its regulated subsidiaries, including us, to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliate transactions.

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, CenterPoint Energy has received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. As of April 30, 2004, we are authorized to issue an additional aggregate $46 million of debt and an aggregate $250 million of preferred stock and preferred securities.

      The SEC has reserved jurisdiction over, and must take further action to permit, the issuance of $250 million of additional debt by us.

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

                          CRITICAL ACCOUNTING POLICIES

      A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the CenterPoint Houston 10-K Notes. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

ACCOUNTING FOR RATE REGULATION

      Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $3.3 billion of recoverable electric generation-related regulatory assets as of March 31, 2004. These costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of cost recovery is subject to a final determination, which will occur in 2004, and is contingent upon the market value of Texas Genco. Any significant changes in the regulatory recovery mechanism currently in place could result in a material write-down of these regulatory assets.

IMPAIRMENT OF LONG-LIVED ASSETS AND INTANGIBLES

      We review the carrying value of our long-lived assets, including identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable. Unforeseen events and changes in circumstances and market conditions and material differences in the value of long-lived assets and intangibles due to changes in estimates of future cash flows, regulatory matters and operating costs could negatively affect the fair value of our assets and result in an impairment charge.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Interim Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      For a description of certain legal and regulatory proceedings affecting us, please review Notes 3 and 6 to our Interim Financial Statements, "Business -- Regulation" and " -- Environmental Matters" in Item 1 of the CenterPoint Houston Form 10-K, Item 3 of the CenterPoint Houston Form 10-K and Notes 4 and 9(b) to the CenterPoint Houston 10-K Notes, each of which is incorporated herein by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                                                                         SEC File or
                                                                 Report or Registration                 Registration     Exhibit
 Exhibit Number               Description                               Statement                         Number        References
----------------  ----------------------------------       ----------------------------------------   ---------------  -----------
   3.1            Articles of Organization of CenterPoint   CenterPoint Houston's Form 8-K dated           1-3187           3(b)
                  Energy Houston Electric, LLC              August 31, 2002 filed with the SEC on
                                                            September 3, 2002

   3.2            Limited Liability Company Regulations of  CenterPoint Houston's Form 8-K dated           1-3187           3(c)
                  CenterPoint Energy Houston Electric, LLC  August 31, 2002 filed with the SEC on
                                                            September 3, 2002

 10.1.1           $1,310,000,000 Credit Agreement dated as  CenterPoint Energy's Form 10-K for the        1-31447          4(g)(1)
                  of November 12, 2002, among CenterPoint   year ended December 31, 2002
                  Houston and the banks named therein

 10.1.2           First Amendment to Exhibit 10.1.1, dated  CenterPoint Energy's Form 10-Q for the        1-31447          10.7
                  as of September 3, 2003                   quarter ended September 30, 2003

 10.1.3           Pledge Agreement, dated as of November    CenterPoint Energy's Form 10-K for the        1-31447          4(g)(2)
                  12, 2002 executed in connection with      year ended December 31, 2002
                  Exhibit 10.1.1

  +31.1           Rule 13a-14(a)/15d-14(a) Certification
                  of David M. McClanahan

  +31.2           Rule 13a-14(a)/15d-14(a) Certification
                  of Gary L. Whitlock

  +32.1           Section 1350 Certification of David M.
                  McClanahan

  +32.2           Section 1350 Certification of Gary L.
                  Whitlock

                                                                                            SEC File or
                                                                Report or Registration      Registration      Exhibit
 Exhibit Number               Description                           Statement                  Number        References
----------------  ----------------------------------         --------------------------    --------------   -----------
+99.1             Items incorporated by reference from
                     the CenterPoint Houston Form 10-K.
                     Item 1 "Business -- Regulation,"
                     " -- Environmental Matters," "
                     -- Risk Factors," Item 3 "Legal
                     Proceedings" and Item 7
                     "Management's Narrative Analysis
                     of Results of Operations --
                     Certain Factors Affecting Future
                     Earnings" and Notes 2(e)
                     (Regulatory Assets and
                     Liabilities), 4 (Regulatory
                     Matters), 7(a) (Pension Plans)
                     and 9 (Commitments and
                     Contingencies).

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

      On April 1, 2004, we filed a Current Report on Form 8-K dated April 1, 2004 to report that CenterPoint Houston, Texas Genco LP and Reliant Energy Retail Services LLC filed the final true-up application required by the 1999 Texas Electric Choice Law with the Texas Utility Commission. A slide showing the components of the true-up balance for CenterPoint Energy was furnished under
Item 9 of that form.

      On April 1, 2004, we filed a Current Report on Form 8-K dated April 1, 2004 to furnish under Item 9 of that form a slide presentation we expect will be presented to various members of the financial and investment community from time to time.

                                   SIGNATURES

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

Date:  May 7, 2004

                               INDEX TO EXHIBITS


Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                                                                         SEC File or
                                                                 Report or Registration                 Registration     Exhibit
 Exhibit Number               Description                               Statement                         Number        References
----------------  ----------------------------------       ----------------------------------------   ---------------  -----------
   3.1            Articles of Organization of CenterPoint   CenterPoint Houston's Form 8-K dated           1-3187           3(b)
                  Energy Houston Electric, LLC              August 31, 2002 filed with the SEC on
                                                            September 3, 2002

   3.2            Limited Liability Company Regulations of  CenterPoint Houston's Form 8-K dated           1-3187           3(c)
                  CenterPoint Energy Houston Electric, LLC  August 31, 2002 filed with the SEC on
                                                            September 3, 2002

 10.1.1           $1,310,000,000 Credit Agreement dated as  CenterPoint Energy's Form 10-K for the        1-31447          4(g)(1)
                  of November 12, 2002, among CenterPoint   year ended December 31, 2002
                  Houston and the banks named therein

 10.1.2           First Amendment to Exhibit 10.1.1, dated  CenterPoint Energy's Form 10-Q for the        1-31447          10.7
                  as of September 3, 2003                   quarter ended September 30, 2003

 10.1.3           Pledge Agreement, dated as of November    CenterPoint Energy's Form 10-K for the        1-31447          4(g)(2)
                  12, 2002 executed in connection with      year ended December 31, 2002
                  Exhibit 10.1.1

  +31.1           Rule 13a-14(a)/15d-14(a) Certification
                  of David M. McClanahan

  +31.2           Rule 13a-14(a)/15d-14(a) Certification
                  of Gary L. Whitlock

  +32.1           Section 1350 Certification of David M.
                  McClanahan

  +32.2           Section 1350 Certification of Gary L.
                  Whitlock

  +99.1           Items incorporated by reference from
                  the CenterPoint Houston Form 10-K.
                  Item 1 "Business -- Regulation,"
                  " -- Environmental Matters," "
                  -- Risk Factors," Item 3 "Legal
                  Proceedings" and Item 7
                  "Management's Narrative Analysis
                  of Results of Operations --
                  Certain Factors Affecting Future
                  Earnings" and Notes 2(e)
                  (Regulatory Assets and
                  Liabilities), 4 (Regulatory
                  Matters), 7(a) (Pension Plans)
                  and 9 (Commitments and
                  Contingencies).