Form 10-Q
period 2004-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2004-08-06
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

                          Commission file number 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

             (Exact name of registrant as specified in its charter)

             TEXAS                                       22-3865106
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

           1111 LOUISIANA
         HOUSTON, TEXAS 77002                        (713) 207-1111
(Address and zip code of principal         (Registrant's telephone number,
        executive offices)                       including area code)

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

As of August 1, 2004, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004
                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
         Item 1. Financial Statements ...............................................        1
             Statements of Consolidated Income
              Three Months and Six Months Ended June 30, 2003 and 2004 (unaudited)...        1
             Consolidated Balance Sheets
              December 31, 2003 and June 30, 2004 (unaudited) .......................        2
             Statements of Consolidated Cash Flows
              Six Months Ended June 30, 2003 and 2004 (unaudited) ...................        4
             Notes to Unaudited Consolidated Financial Statements ...................        5
         Item 2. Management's Narrative Analysis of the Results of Operations .......       12
         Item 4. Controls and Procedures ............................................       19
PART II. OTHER INFORMATION
         Item 1. Legal Proceedings ..................................................       20
         Item 6. Exhibits and Reports on Form 8-K ...................................       20

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

      -     actions by rating agencies;

      - non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI);

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
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED               SIX MONTHS ENDED
                                                                    JUNE 30,                        JUNE 30,
                                                           -------------------------       -------------------------
                                                             2003            2004            2003             2004
                                                           ---------       ---------       ---------       ---------
REVENUES ...............................................   $ 481,772       $ 374,003       $ 929,175       $ 703,153
                                                           ---------       ---------       ---------       ---------
EXPENSES:
   Operation and maintenance ...........................     125,596         125,694         258,604         257,833
   Depreciation and amortization .......................      68,107          69,827         132,849         134,900
   Taxes other than income taxes .......................      53,435          51,162          97,487          98,207
                                                           ---------       ---------       ---------       ---------
        Total ..........................................     247,138         246,683         488,940         490,940
                                                           ---------       ---------       ---------       ---------
OPERATING INCOME .......................................     234,634         127,320         440,235         212,213
                                                           ---------       ---------       ---------       ---------
OTHER INCOME (EXPENSE):
   Interest and other finance charges...................     (80,477)        (77,105)       (162,859)       (154,192)
   Interest on transition bonds ........................      (9,836)         (9,547)        (19,684)        (19,221)
   Other, net ..........................................       8,517          18,670          17,025          25,595
                                                           ---------       ---------       ---------       ---------
        Total ..........................................     (81,796)        (67,982)       (165,518)       (147,818)
                                                           ---------       ---------       ---------       ---------
INCOME  BEFORE INCOME TAXES ............................     152,838          59,338         274,717          64,395
   Income Tax Expense ..................................     (53,455)        (19,772)        (95,159)        (21,524)
                                                           ---------       ---------       ---------       ---------
NET INCOME .............................................   $  99,383       $  39,566       $ 179,558       $  42,871
                                                           =========       =========       =========       =========

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                                      DECEMBER 31,         JUNE 30,
                                                                                          2003              2004
                                                                                      ------------       ------------
CURRENT ASSETS:
    Cash and cash equivalents .....................................................   $     30,720       $     27,070
    Accounts and notes receivable, net ............................................         91,332            112,544
    Accounts receivable -- affiliated companies, net ..............................          3,897                168
    Accrued unbilled revenues .....................................................         71,507             85,916
    Materials and supplies ........................................................         56,008             51,507
    Taxes receivable ..............................................................        184,634             47,495
    Other .........................................................................         14,209              7,695
                                                                                      ------------       ------------
       Total current assets .......................................................        452,307            332,395
                                                                                      ------------       ------------

PROPERTY, PLANT AND EQUIPMENT:
    Property, plant and equipment .................................................      6,084,665          6,148,939
    Less accumulated depreciation and amortization ................................     (2,040,382)        (2,116,164)
                                                                                      ------------       ------------
       Property, plant and equipment, net .........................................      4,044,283          4,032,775
                                                                                      ------------       ------------

OTHER ASSETS:
    Other intangibles, net ........................................................         39,010             38,690
    Regulatory assets .............................................................      4,896,439          4,925,257
    Accounts and notes receivable -- affiliated companies..........................        814,513            814,513
    Other .........................................................................         79,770             91,021
                                                                                      ------------       ------------
       Total other assets .........................................................      5,829,732          5,869,481
                                                                                      ------------       ------------

          TOTAL ASSETS ............................................................   $ 10,326,322       $ 10,234,651
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
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                                                      DECEMBER 31,       JUNE 30,
                                                                                         2003              2004
                                                                                      -----------      -----------
CURRENT LIABILITIES:
    Current portion of transition bond long-term debt...............................  $    41,189      $    43,099
    Accounts payable ...............................................................       35,771           34,783
    Notes payable -- affiliated companies, net .....................................      113,179          170,967
    Taxes accrued ..................................................................       82,650           42,370
    Interest accrued ...............................................................       64,769           76,782
    Regulatory liabilities .........................................................      185,812          191,358
    Other ..........................................................................       62,085           64,313
                                                                                      -----------      -----------
       Total current liabilities ...................................................      585,455          623,672
                                                                                      -----------      -----------

OTHER LIABILITIES:
    Accumulated deferred income taxes, net .........................................    1,799,926        1,845,394
    Unamortized investment tax credits .............................................       55,845           52,359
    Benefit obligations ............................................................       83,236           90,088
    Regulatory liabilities .........................................................      923,038          810,773
    Notes payable -- affiliated companies ..........................................      379,900          150,850
    Accounts payable -- affiliated companies .......................................      398,984          400,717
    Other ..........................................................................       11,424           14,326
                                                                                      -----------      -----------
       Total other liabilities .....................................................    3,652,353        3,364,507
                                                                                      -----------      -----------

LONG-TERM DEBT:
    Transition bonds ...............................................................      675,665          659,773
    Other ..........................................................................    2,672,019        2,902,998
                                                                                      -----------      -----------
       Total long-term debt ........................................................    3,347,684        3,562,771
                                                                                      -----------      -----------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 6)

MEMBER'S EQUITY:
    Common stock ...................................................................            1                1
    Paid-in capital ................................................................    2,190,111        2,190,111
    Retained earnings ..............................................................      550,718          493,589
                                                                                      -----------      -----------
       Total member's equity .......................................................    2,740,830        2,683,701
                                                                                      -----------      -----------

          TOTAL LIABILITIES AND MEMBER'S EQUITY ....................................  $10,326,322      $10,234,651
                                                                                      ===========      ===========

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                                    SIX MONTHS ENDED JUNE 30,
                                                                                                       2003            2004
                                                                                                    ---------       ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ................................................................................      $ 179,558       $  42,871
   Adjustments to reconcile net income to net cash provided by (used in) operating activities:
     Depreciation and amortization ...........................................................        132,849         134,900
     Amortization of deferred financing costs ................................................         14,144          15,553
     Deferred income taxes ...................................................................        138,672          42,856
     Investment tax credits ..................................................................         (2,345)         (3,486)
     Changes in other assets and liabilities:
        Accounts and notes receivable, net ...................................................        (41,981)        (35,621)
        Accounts receivable/payable, affiliates ..............................................        (16,857)          5,462
        Inventory ............................................................................          2,719           4,501
        Accounts payable .....................................................................        (11,210)           (988)
        Taxes receivable .....................................................................        (32,733)        137,139
        Interest and taxes accrued ...........................................................        (32,138)        (28,267)
        Net regulatory assets and liabilities ................................................       (362,919)       (159,783)
        Other current assets .................................................................          4,146           6,514
        Other current liabilities ............................................................          3,771           2,165
        Other assets .........................................................................        (29,851)         (8,164)
        Other liabilities ....................................................................        (11,490)         12,366
     Other, net ..............................................................................          1,433            (210)
                                                                                                    ---------       ---------
          Net cash provided by (used in) operating activities ................................        (64,232)        167,808
                                                                                                    ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures and other ............................................................       (105,588)        (99,608)
                                                                                                    ---------       ---------
          Net cash used in investing activities ..............................................       (105,588)        (99,608)
                                                                                                    ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ..................................................        958,500         229,050
   Payments of long-term debt ................................................................       (518,649)        (14,355)
   Debt issuance costs .......................................................................        (26,705)        (15,283)
   Increase in short-term notes with affiliates, net .........................................        142,344          57,788
   Decrease in long-term notes payable, affiliates ...........................................       (429,000)       (229,050)
   Dividend to parent ........................................................................             --        (100,000)
   Other, net ................................................................................             52              --
                                                                                                    ---------       ---------
        Net cash provided by (used in) financing activities ..................................        126,542         (71,850)
                                                                                                    ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................................        (43,278)         (3,650)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .............................................         70,866          30,720
                                                                                                    ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...................................................      $  27,588       $  27,070
                                                                                                    =========       =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ..................................................................................      $ 160,820       $ 156,537
   Income taxes (refunds) ....................................................................             --         (52,514)

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

      The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position and results of operations for the respective periods. Amounts reported in the Company's Statements of Consolidated Income are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy,
(b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

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

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law, which includes a federal subsidy for qualifying companies. FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-2)," requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement heath care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," will be superseded upon the effective date of FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004, except for certain nonpublic entities which have until fiscal years beginning after December 15, 2004. The Company does not expect the adoption of FAS 106-2 to have a material effect on its results of operations or financial condition.

(3) REGULATORY MATTERS

(a) 2004 True-Up Proceeding.

      On March 31, 2004, the Company, Texas Genco, LP and Reliant Energy Retail Services LLC, a former affiliate and current subsidiary of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), filed the final true-up application required by the 1999 Texas Electric Choice Law (Texas electric restructuring law) with the Public Utility Commission of Texas (Texas Utility Commission). The Texas electric restructuring law authorizes public utilities to recover in 2004 a true-up balance composed of stranded power plant costs, the cost of environmental controls and certain other costs associated with transition from a regulated to a competitive environment (2004 True-Up Proceeding). The Company's requested true-up balance is $3.7 billion, excluding interest. The Company has provided testimony and documentation to support the $3.7 billion it seeks to recover in the 2004 True-Up Proceeding. Third parties have challenged the amounts the Company has requested to recover, and recommended partial or total disallowance of such amounts. The staff of the Texas Utility Commission has recommended the disallowance of $1.8 billion and all interest. To the extent recovery of any portion of the true-up balance is denied or if the Company agrees to forego recovery of a portion of the request under a settlement agreement, the Company would be unable to recover those amounts in the future.

      The Texas Utility Commission conducted hearings from June 21, 2004 through July 7, 2004. The true-up proceeding will result in either additional charges being assessed or credits being issued through the utility's non-bypassable delivery charges. Non-bypassable delivery charges are those that must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit utilities to issue transition bonds based on the securitization of revenues associated with the transition charges.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, the Company appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as the Company contends is required by law. On June 18, 2004, the Texas Supreme Court ruled that interest on stranded costs began to accrue as of January 1, 2002 and remanded the rule to the Texas Utility Commission to review the interaction between the Supreme Court's interest decision and the Texas Utility Commission's capacity auction true-up rule and the extent to which the capacity auction true-up results in the recovery of interest. The Texas Utility Commission has established a procedural schedule for a hearing to be held on this issue on September 8, 2004. The Company has not accrued interest income on stranded costs in its consolidated financial statements.

      The Texas electric restructuring law requires a final order to be issued by the Texas Utility Commission not more than 150 days after a proper filing is made by the regulated utility, although under its rules the Texas Utility Commission can extend the 150-day deadline for good cause. The Company expects a decision from the Texas Utility Commission addressing issues other than interest in late August 2004, and a decision addressing the interest issue after the hearing scheduled for September 8, 2004. The Company and/or third parties may appeal such decisions to a state court. Any such appeal may delay resolution and any recovery of disputed amounts.

      As of June 30, 2004, the Company has recorded net regulatory assets totaling $3.4 billion. If events were to occur during the 2004 True-Up Proceeding that made the recovery of these regulatory assets no longer probable, the Company would write off the unrecoverable balance of such assets as a charge against earnings.

(b) Final Fuel Reconciliation.

      On March 4, 2004, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) relating to the Company's final fuel reconciliation. The Company reserved $117 million, including $30 million of interest, in the fourth quarter of 2003 reflecting the ALJ's recommendation. On April 15, 2004, the Texas Utility Commission affirmed the PFD's finding in part, reversed in part, and remanded one issue back to the ALJ. On May 28, 2004, the Texas Utility Commission approved a settlement of the remanded issue and issued a final order which reduced the disallowance. As a result of the final order, the Company reversed $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003. The results of the Texas Utility Commission's final decision will be a component of the 2004 True-Up Proceeding. The Company has appealed certain portions of the Texas Utility Commission's final order involving a disallowance of approximately $67 million.

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

(5) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

      The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                      DECEMBER 31,  JUNE 30,
                                                                         2003        2004
                                                                      ------------  --------
                                                                           (IN MILLIONS)
Accounts receivable from affiliates ...............................      $  50       $  29
Accounts payable to affiliates ....................................        (46)        (29)
                                                                         -----       -----
   Accounts receivable/(payable) -- affiliated companies, net .....      $   4       $  --
                                                                         =====       =====
Notes payable -- affiliated companies (1) .........................      $(113)      $(171)
                                                                         =====       =====
Long-term accounts and notes receivable -- affiliated
    companies (2)..................................................      $ 815       $ 815
                                                                         =====       =====
Long-term notes payable -- affiliated companies (3) ...............      $(380)      $(151)
                                                                         =====       =====
Long-term accounts payable -- affiliated companies (4) ............      $(399)      $(401)
                                                                         =====       =====

----------

(1)   This note represents money pool borrowings.

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

(4) In 2003, CenterPoint Energy recorded a $399 million impairment related to the partial distribution of its investment in Texas Genco Holdings, Inc. (Texas Genco). Since this amount is expected to be recovered in the 2004 True-Up Proceeding, the Company has recorded a regulatory asset reflecting its right to recover this amount and an associated payable to CenterPoint Energy. For more information on the 2004 True-Up Proceeding, see Note 3.

      The Company had net interest income (expense) related to affiliate borrowings of $(4) million and $4 million for the three months ended June 30, 2003 and 2004, respectively. The Company had net interest income (expense) related to affiliate borrowings of $(14) million and $6 million for the six months ended June 30, 2003 and 2004, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      During the three months ended June 30, 2003 and 2004, revenues derived from energy delivery charges provided by the Company to a subsidiary of RRI totaled $225 million and $202 million, respectively. During the six months ended June 30, 2003 and 2004, revenues derived from energy delivery charges provided by the Company to a subsidiary of RRI totaled $437 million and $401 million, respectively.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $25 million for both the three months ended June 30, 2003 and 2004 and are included primarily in operation and maintenance expenses. Amounts charged to the Company for these services were $57 million and $49 million for the six months ended June 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

      As of June 30, 2004, the Company has a guarantee issued to a third party related to a performance obligation of Texas Genco for lignite mine reclamation costs of up to $50 million. As of June 30, 2004, Texas Genco's recorded liability for estimated lignite mine reclamation costs is $6 million.

      In June 2004, the Company paid a dividend of $100 million to Utility Holding, LLC.

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

      The Company, CenterPoint Energy or their predecessor, Reliant Energy, were named in approximately 25 of these lawsuits, which were instituted between 2001 and 2004 and are pending in state courts in Los Angeles County and San Diego County, in federal district courts in San Francisco, San Diego, Los Angeles and Nevada and before the Ninth Circuit Court of Appeals. However, neither CenterPoint Energy nor Reliant Energy was a participant in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004, the Ninth Circuit affirmed the Company's removal to federal court of an electric case brought by the California Attorney General and affirmed the court's dismissal of that case based upon the filed rate doctrine and federal preemption.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI common stock in May 2001 (RRI Offering) and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the defendants have asked the court to deny.

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

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Two of the lawsuits have been dismissed without prejudice. Reliant Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or RRI securities, as well as equitable relief in the form of restitution. In July 2004, another class action suit was filed in federal court on behalf of the Reliant Energy Savings Plan and a class consisting of participants in that plan against Reliant Energy and the Reliant Energy Benefits Committee. The allegations and the relief sought in the new suit are substantially similar to those in the previously pending suit; however, the new suit also alleges that Reliant Energy and its Benefits Committee breached their fiduciary duties to the Savings Plan and its participants by investing plan funds in Reliant Energy stock when Reliant Energy or its subsidiaries were allegedly manipulating the California energy market.

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

Other Legal Matters

      Texas Antitrust Action. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. In February 2004, this complaint was amended to add the Company and CenterPoint Energy, as successors to Reliant Energy, and Texas Genco, LP as defendants. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and in July 2004, the plaintiff filed a notice of appeal. CenterPoint Energy intends to contest the appeal. The ultimate outcome of this matter cannot be predicted at this time.

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

(7) EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefit plan.

      The Company's net periodic cost includes the following components relating to postretirement benefits:

                                                      THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                      ---------------------------   -------------------------
                                                         2003          2004             2003          2004
                                                         ----          ----             ----          ----
                                                                           (IN MILLIONS)
Service cost .........................................    $ 1           $ 1             $ 1           $ 1
Interest cost ........................................      3             4               6             8
Expected return on plan assets........................     (2)           (3)             (4)           (5)
Net amortization .....................................      1             3               3             5
                                                          ---           ---             ---           ---
        Net periodic cost ............................    $ 3           $ 5             $ 6           $ 9
                                                          ===           ===             ===           ===

      The Company expects to contribute $9 million to CenterPoint Energy's postretirement benefits plan in 2004. As of June 30, 2004, $5 million has been contributed.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

      The following narrative analysis should be read in combination with our Interim Financial Statements contained in Item 1 of this Form 10-Q.

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

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2004 and the three and six months ended June 30, 2003. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 (CenterPoint Houston Form 10-K).

SIGNIFICANT EVENTS IN 2004

      Resolution of our true-up proceeding (2004 True-Up Proceeding) is the most significant event facing us in 2004. We expect to use the proceeds received from the 2004 True-Up Proceeding to repay a portion of our indebtedness. The 2004 True-Up Proceeding could result in a charge against our earnings.

      Our requested true-up balance is $3.7 billion, excluding interest. The Public Utility Commission of Texas (Texas Utility Commission) conducted hearings from June 21, 2004 through July 7, 2004 in connection with the 2004 True-Up Proceeding. We have provided testimony and documentation to support the $3.7 billion we seek to recover in the 2004 True-Up Proceeding. Third parties have challenged the amounts we have requested to recover, and recommended partial or total disallowance of such amounts. The staff of the Texas Utility Commission has recommended a disallowance of $1.8 billion and all interest. We expect a decision from the Texas Utility Commission addressing issues other than interest in late August 2004, and a decision addressing the interest issue after a hearing scheduled for September 8, 2004. We and/or third parties may appeal such decisions to a state court. Any such appeal may delay resolution and any recovery of disputed amounts. An ultimate determination or a settlement at an amount less than that recorded in our financial statements could lead to a charge that would materially adversely affect our results of operations, financial condition and cash flows.

      We intend to seek authority from the Texas Utility Commission to securitize all or a portion of the true-up balance as early as the fourth quarter of 2004 through the issuance of transition bonds and to be in a position to issue those bonds by early 2005. Appeals could delay the issuance of such bonds. Any portion of the true-up balance not securitized by transition bonds will be recovered through a non-bypassable competition transition charge. We will distribute recovery of the true-up components not used to repay indebtedness to CenterPoint Energy through either the payment of dividends or the settlement of intercompany payables. To maintain our capital structure at the appropriate levels, CenterPoint Energy may move funds back to us, either through equity contributions or intercompany debt.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, we appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as we contend is required by law. On June 18, 2004, the Texas Supreme Court ruled that interest on stranded costs began to accrue as of January 1, 2002 and remanded the rule to the Texas Utility Commission to review the interaction between the Supreme Court's interest decision and the Texas Utility Commission's capacity auction true-up rule and the extent to which the capacity auction true-up results in the recovery of interest. The Texas Utility Commission has established a procedural schedule for a hearing to be held on this issue on September 8, 2004. We have not accrued interest income on stranded costs in our consolidated financial statements.

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

      The following table sets forth our consolidated results of operations for the three months and six months ended June 30, 2003 and 2004, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                           THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                           ---------------------------   -------------------------
                                              2003           2004           2003           2004
                                            --------       --------       --------       --------
                                                                (IN MILLIONS)
Revenues:
  Electric revenues ..................      $    364       $    356       $    666       $    670
  ECOM true-up .......................           101             --            233             --
  Transition bond revenues ...........            17             18             30             33
                                            --------       --------       --------       --------
    Total revenues ...................           482            374            929            703
                                            --------       --------       --------       --------
Expenses:
  Operation and maintenance ..........           126            124            259            256
  Depreciation and amortization ......            61             63            123            123
  Taxes other than income taxes ......            53             51             97             98
  Transition bond expenses ...........             7              9             10             14
                                            --------       --------       --------       --------
    Total expenses ...................           247            247            489            491
                                            --------       --------       --------       --------
Operating Income .....................           235            127            440            212
Interest and Other Finance Charges ...           (90)           (87)          (183)          (173)
Other Income, net ....................             8             19             18             25
                                            --------       --------       --------       --------
Income Before Income Taxes ...........           153             59            275             64
Income Tax Expense ...................           (54)           (19)           (95)           (21)
                                            --------       --------       --------       --------
Net Income ...........................      $     99       $     40       $    180       $     43
                                            ========       ========       ========       ========
Actual gigawatt-hours (GWh) delivered:
  Residential ........................         6,490          5,801         11,049         10,203
  Total (1) ..........................        19,086         18,545         33,874         34,065

--------
(1) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

      We reported operating income of $127 million for the three months ended June 30, 2004, consisting of $118 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended June 30, 2003, operating income totaled $235 million, consisting of $124 million for the regulated electric transmission and distribution utility, $10 million for the transition bond company and $101 million of non-cash income associated with Excess Cost Over Market (ECOM). ECOM is recoverable under the 1999 Texas Electric Choice Law (Texas electric restructuring law) and is included in our recently filed true-up application. Beginning in 2004, there is no ECOM contribution to earnings. The transition bond company's operating income represents the amount necessary to pay interest on the transition bonds. The regulated electric transmission and distribution utility continued to benefit from solid customer growth. Continued customer growth contributed $7 million in operating income from the addition of 51,000 metered customers since June 2003. Additionally, operating income included $15 million due to the reversal of a portion of an $87 million reserve, excluding interest, related to the final fuel reconciliation recorded in the fourth quarter of 2003. These amounts were more than offset by milder weather, which negatively impacted the quarter by $14 million and higher net transmission costs of $5 million.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

      We reported operating income of $212 million for the six months ended June 30, 2004, consisting of $193 million for the regulated electric transmission and distribution utility and $19 million for the transition bond company. For the six months ended June 30, 2003, operating income totaled $440 million, consisting of $187 million for the regulated electric transmission and distribution utility, $20 million for the transition bond company and $233 million of non-cash income associated with ECOM. Continued customer growth contributed $14 million in operating income. Additionally, operating income included $15 million due to a reversal of a portion of an $87 million reserve, excluding interest, related to the final fuel reconciliation recorded in the fourth quarter of 2003. These amounts were substantially offset by milder weather, which negatively impacted the first six months of 2004 by $19 million and higher net transmission costs of $4 million.

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read the factors listed under "Cautionary Statement Regarding Forward-Looking Information" on page ii of this Form 10-Q, "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CenterPoint Houston Form 10-K and "Risk Factors" in Item 1 of Part I of the CenterPoint Houston Form 10-K, each of which is incorporated herein by reference. In addition to these factors, the discontinuance of non-cash operating income associated with ECOM will negatively impact our earnings in 2004 as compared to 2003.

                                    LIQUIDITY

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements.

      Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds). The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of June 30, 2004. Amounts are expressed in thousands.

                  CENTERPOINT HOUSTON
              ---------------------------                     TRANSITION
 YEAR         THIRD-PARTY       AFFILIATE      SUB-TOTAL        BONDS           TOTAL
-------       -----------       ---------     ----------      ----------      ----------
2004...       $       --        $     --      $       --      $   27,185      $   27,185
2005...        1,310,000              --       1,310,000          46,806       1,356,806
2006...               --              --              --          54,295          54,295
2007...               --              --              --          59,912          59,912
2008...               --              --              --          65,529          65,529
2009...               --              --              --          73,018          73,018
2010...               --              --              --          80,506          80,506
2011...               --              --              --          87,995          87,995
2012...           45,570              --          45,570          99,229         144,799
2013...          450,000              --         450,000         108,590         558,590
2014...          300,000              --         300,000              --         300,000
2015...               --         150,850         150,850              --         150,850
2017...          127,385              --         127,385              --         127,385
2021...          102,442              --         102,442              --         102,442
2023...          200,000              --         200,000              --         200,000
2027...           56,095              --          56,095              --          56,095
2033...          312,275              --         312,275              --         312,275
              ----------       ---------      ----------      ----------      ----------
Total         $2,903,767       $ 150,850      $3,054,617      $  703,065      $3,757,682
              ==========       =========      ==========      ==========      ==========

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

      As of June 30, 2004, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in thousands.

                                                    ISSUED AS        ISSUED AS COLLATERAL
                              ISSUED DIRECTLY   COLLATERAL FOR THE      FOR CENTERPOINT
                             TO THIRD PARTIES     COMPANY'S DEBT         ENERGY'S DEBT           TOTAL
                            ------------------  ------------------   --------------------     ----------
First Mortgage Bonds            $  102,442          $       --            $  150,850          $  253,292
General Mortgage Bonds           1,262,275           1,539,050               527,200           3,328,525
                                ----------          ----------            ----------          ----------
                Total           $1,364,717          $1,539,050            $  678,050          $3,581,817
                                ==========          ==========            ==========          ==========

      The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued as of June 30, 2004 is approximately $300 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on us and CenterPoint Energy expiring in November 2005 limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount.

      The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in thousands.

            FIRST MORTGAGE   GENERAL MORTGAGE
 YEAR            BONDS             BONDS             TOTAL
-------        --------          --------          --------
 2011          $     --          $ 19,200          $ 19,200
 2015           150,850                --           150,850
 2018                --            50,000            50,000
 2019                --           200,000           200,000
 2020                --            90,000            90,000
 2026                --           100,000           100,000
 2028                --            68,000            68,000
               --------          --------          --------
Total          $150,850          $527,200          $678,050
               ========          ========          ========

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

      Bank Facilities. As of June 30, 2004, we had no bank facilities available to meet our short-term liquidity needs.

      Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the second half of 2004 include the following:

      -     approximately $188 million of capital expenditures;

      - an estimated $130 million in refunds of excess mitigation credits through December 31, 2004; and

      -     $27 million of maturing transition bonds.

      We expect that anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for 2004.

      We will distribute recovery of the true-up components not used to repay our indebtedness to CenterPoint Energy through either the payment of dividends or the settlement of intercompany payables. To maintain our capital structure at the appropriate levels, CenterPoint Energy may move funds back to us, either through equity contributions or intercompany debt. Under the orders described under " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends," our member's equity as a percentage of total capitalization must be at least 30%, although the Securities and Exchange Commission (SEC) has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization. Our liquidity and capital requirements will be affected by the amount and timing of receipt of the true-up proceeds, including the effects of any appeal from the true-up proceeding and whether or not transition bonds are issued.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of June 30, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                           MOODY'S                             S&P                           FITCH
                                    ------------------------        ------------------------       -------------------------
        COMPANY/INSTRUMENT          RATING        OUTLOOK(1)        RATING       OUTLOOK (2)       RATING        OUTLOOK (3)
----------------------------------  -----         ----------        ------       -----------       ------        -----------
CenterPoint Houston Senior Secured
 Debt (First Mortgage Bonds)......   Baa2          Negative          BBB          Negative          BBB+          Negative

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

      We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our business strategies.

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

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities on June 30, 2003 (June 2003 Financing Order). Our money pool borrowing limit under such financing order is $600 million. At June 30, 2004, we had borrowings from the money pool of $171 million. The money pool may not provide sufficient funds to meet our cash needs.

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

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, CenterPoint Energy has received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. As of June 30, 2004, we are authorized to issue an additional aggregate $47 million of debt and an aggregate $250 million of preferred stock and preferred securities.

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

ACCOUNTING FOR RATE REGULATION

      Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $3.4 billion of recoverable electric generation-related regulatory assets as of June 30, 2004. These costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of cost recovery is subject to a final determination, which will occur in 2004. An adverse determination could result in a material write-down of these regulatory assets.

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

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a description of certain legal and regulatory proceedings affecting us, please review Notes 3 and 6 to our Interim Financial Statements, "Business - Regulation" and " - Environmental Matters" in Item 1 of the CenterPoint Houston Form 10-K, Item 3 of the CenterPoint Houston Form 10-K and Notes 4 and 9(b) to the CenterPoint Houston 10-K Notes, each of which is incorporated herein by reference.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                  Report or Registration         SEC File or
Exhibit Number          Description                      Statement          Registration Number  Exhibit References
--------------    ------------------------        -----------------------   -------------------  ------------------
      3.1         Articles of Organization        CenterPoint Houston's           1-3187                 3(b)
                  of CenterPoint Energy           Form 8-K dated August
                  Houston Electric, LLC           31, 2002 filed with the
                                                  SEC on September 3,
                                                  2002

      3.2         Limited Liability               CenterPoint Houston's           1-3187                 3(c)
                  Company Regulations             Form 8-K dated August
                  of CenterPoint Energy           31, 2002 filed with the
                  Houston Electric, LLC           SEC on September 3,
                                                  2002

   10.1.1         $1,310,000,000 Credit           CenterPoint Energy's           1-31447              4(g)(1)
                  Agreement dated as of           Form 10-K for the year
                  November 12, 2002,              ended December 31,
                  among CenterPoint               2002
                  Houston and the banks
                  named therein

   10.1.2         First Amendment to              CenterPoint Energy's           1-31447                10.7
                  Exhibit 10.1.1, dated as        Form 10-Q for the
                  of September 3, 2003            quarter ended
                                                  September 30, 2003

   10.1.3         Pledge Agreement,               CenterPoint Energy's           1-31447              4(g)(2)
                  dated as of                     Form 10-K for the year
                  November 12, 2002               ended December 31,
                  executed in connection          2002
                  with Exhibit 10.1.1

    +31.1         Rule 13a-14(a)/15d-
                  14(a) Certification of
                  David M. McClanahan

    +31.2         Rule 13a-14(a)/15d-
                  14(a) Certification of
                  Gary L. Whitlock

    +32.1         Section 1350
                  Certification of David
                  M. McClanahan

    +32.2         Section 1350
                  Certification of Gary L.
                  Whitlock

                                                  Report or Registration             SEC File or
Exhibit Number          Description                      Statement               Registration Number      Exhibit References
-------------     ------------------------        -----------------------       ----------------------    ------------------
   +99.1          Items incorporated by
                  reference from the
                  CenterPoint Houston
                  Form 10-K. Item 1
                  "Business--
                  Regulation," "--
                  Environmental
                  Matters," "--Risk
                  Factors," Item 3 "Legal
                  Proceedings" and Item
                  7 "Management's
                  Narrative Analysis of
                  Results of Operations
                  -- Certain Factors
                  Affecting Future
                  Earnings" and Notes
                  2(e) (Regulatory Assets
                  and Liabilities), 4
                  (Regulatory Matters),
                  7(a) (Pension Plans)
                  and 9 (Commitments
                  and Contingencies).

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

                              CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                              By: /s/ James S. Brian
                                  ----------------------------------------------
                                  James S. Brian

                              Senior Vice President and Chief Accounting Officer

Date: August 6, 2004

                                 EXHIBIT INDEX

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                  Report or Registration         SEC File or
Exhibit Number          Description                      Statement          Registration Number  Exhibit References
--------------    ------------------------        -----------------------   -------------------  ------------------
      3.1         Articles of Organization        CenterPoint Houston's           1-3187                 3(b)
                  of CenterPoint Energy           Form 8-K dated August
                  Houston Electric, LLC           31, 2002 filed with the
                                                  SEC on September 3,
                                                  2002

      3.2         Limited Liability               CenterPoint Houston's           1-3187                 3(c)
                  Company Regulations             Form 8-K dated August
                  of CenterPoint Energy           31, 2002 filed with the
                  Houston Electric, LLC           SEC on September 3,
                                                  2002

   10.1.1         $1,310,000,000 Credit           CenterPoint Energy's           1-31447              4(g)(1)
                  Agreement dated as of           Form 10-K for the year
                  November 12, 2002,              ended December 31,
                  among CenterPoint               2002
                  Houston and the banks
                  named therein

   10.1.2         First Amendment to              CenterPoint Energy's           1-31447                10.7
                  Exhibit 10.1.1, dated as        Form 10-Q for the
                  of September 3, 2003            quarter ended
                                                  September 30, 2003

   10.1.3         Pledge Agreement,               CenterPoint Energy's           1-31447              4(g)(2)
                  dated as of                     Form 10-K for the year
                  November 12, 2002               ended December 31,
                  executed in connection          2002
                  with Exhibit 10.1.1

    +31.1         Rule 13a-14(a)/15d-
                  14(a) Certification of
                  David M. McClanahan

    +31.2         Rule 13a-14(a)/15d-
                  14(a) Certification of
                  Gary L. Whitlock

    +32.1         Section 1350
                  Certification of David
                  M. McClanahan

    +32.2         Section 1350
                  Certification of Gary L.
                  Whitlock

    +99.1         Items incorporated by
                  reference from the
                  CenterPoint Houston
                  Form 10-K. Item 1
                  "Business--
                  Regulation," "--
                  Environmental
                  Matters," "--Risk
                  Factors," Item 3 "Legal
                  Proceedings" and Item
                  7 "Management's
                  Narrative Analysis of
                  Results of Operations
                 -- Certain Factors
                  Affecting Future
                  Earnings" and Notes
                  2(e) (Regulatory Assets
                  and Liabilities), 4
                  (Regulatory Matters),
                  7(a) (Pension Plans)
                  and 9 (Commitments
                  and Contingencies).