Form 10-Q
period 2004-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2004-11-09
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

                         ------------------------------

                          Commission file number 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

             (Exact name of registrant as specified in its charter)

               TEXAS                                    22-3865106
  (State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization)

     1111 LOUISIANA
   HOUSTON, TEXAS 77002                                  (713) 207-1111
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

As of November 1, 2004, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION
        Item 1. Financial Statements...........................................................      1
             Statements of Consolidated Operations
                Three Months and Nine Months Ended September 30, 2003 and 2004 (unaudited).....      1
             Consolidated Balance Sheets
                December 31, 2003 and September 30, 2004 (unaudited)...........................      2
             Statements of Consolidated Cash Flows
                Nine Months Ended September 30, 2003 and 2004 (unaudited)......................      4
             Notes to Unaudited Consolidated Financial Statements..............................      5
        Item 2. Management's Narrative Analysis of the Results of Operations...................     13
        Item 4. Controls and Procedures........................................................     21
PART II. OTHER INFORMATION
        Item 1. Legal Proceedings..............................................................     22
        Item 6. Exhibits.......................................................................     22

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

      The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

      - the timing and outcome of the regulatory process related to the 1999 Texas Electric Choice Law leading to the determination and recovery of the true-up components and the securitization of these amounts, and any legal proceeding relating thereto;

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

      - the ability of RRI to satisfy its obligations to us, including indemnity obligations and obligations to pay the "price to beat" clawback; and

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                     --------------------------    --------------------------
                                                        2003           2004           2003           2004
                                                     -----------    -----------    -----------    -----------
REVENUES ..........................................  $   653,438    $   446,130    $ 1,582,613    $ 1,149,283
                                                     -----------    -----------    -----------    -----------
EXPENSES:
  Operation and maintenance .......................      139,562        134,739        398,166        392,550
  Depreciation and amortization ...................       69,779         73,819        202,628        208,719
  Taxes other than income taxes ...................       61,396         59,667        158,883        157,874
                                                     -----------    -----------    -----------    -----------
      Total .......................................      270,737        268,225        759,677        759,143
                                                     -----------    -----------    -----------    -----------
OPERATING INCOME ..................................      382,701        177,905        822,936        390,140
                                                     -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE):
  Interest and other finance charges ..............      (80,587)       (76,792)      (243,446)      (230,984)
  Interest on transition bonds ....................       (9,811)        (9,495)       (29,495)       (28,716)
  Other, net ......................................        8,599          8,414         25,624         33,987
                                                     -----------    -----------    -----------    -----------
      Total .......................................      (81,799)       (77,873)      (247,317)      (225,713)
                                                     -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY LOSS..      300,902        100,032        575,619        164,427
  Income Tax Expense ..............................     (106,930)       (34,078)      (202,089)       (55,602)
                                                     -----------    -----------    -----------    -----------
INCOME BEFORE EXTRAORDINARY LOSS ..................      193,972         65,954        373,530        108,825
  Extraordinary Loss, net of tax ..................           --       (893,618)            --       (893,618)
                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS) .................................  $   193,972    $  (827,664)   $   373,530    $  (784,793)
                                                     ===========    ===========    ===========    ===========

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                 DECEMBER 31,    SEPTEMBER 30,
                                                                     2003            2004
                                                                 ------------    -------------
CURRENT ASSETS:
   Cash and cash equivalents ................................    $     30,720    $       3,766
   Accounts and notes receivable, net .......................          91,332          297,108
   Accounts receivable -- affiliated companies, net .........           3,897               --
   Accrued unbilled revenues ................................          71,507           92,350
   Materials and supplies ...................................          56,008           49,701
   Taxes receivable .........................................         184,634           53,097
   Prepaid expenses .........................................           8,579            3,575
   Other ....................................................           5,630            3,226
                                                                 ------------    -------------
     Total current assets ...................................         452,307          502,823
                                                                 ------------    -------------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ............................       6,084,665        6,195,372
   Less accumulated depreciation and amortization ...........      (2,040,382)      (2,156,656)
                                                                 ------------    -------------
     Property, plant and equipment, net .....................       4,044,283        4,038,716
                                                                 ------------    -------------
OTHER ASSETS:
   Other intangibles, net ...................................          39,010           38,529
   Regulatory assets ........................................       4,896,439        3,193,923
   Accounts and notes receivable -- affiliated companies.....         814,513          814,513
   Other ....................................................          79,770           93,393
                                                                 ------------    -------------
     Total other assets .....................................       5,829,732        4,140,358
                                                                 ------------    -------------
       TOTAL ASSETS .........................................    $ 10,326,322    $   8,681,897
                                                                 ============    =============

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               2003           2004
                                                           ------------   -------------
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt.....  $     41,189   $      46,806
   Accounts payable .....................................        35,771          39,181
   Accounts payable -- affiliated companies, net ........            --          21,612
   Notes payable -- affiliated companies, net ...........       113,179         144,484
   Taxes accrued ........................................        82,650          70,143
   Interest accrued .....................................        64,769          35,882
   Regulatory liabilities ...............................       185,812         217,419
   Other ................................................        62,085          73,963
                                                           ------------   -------------
     Total current liabilities ..........................       585,455         649,490
                                                           ------------   -------------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ...............     1,799,926       1,356,096
   Unamortized investment tax credits ...................        55,845          50,617
   Benefit obligations ..................................        83,236          90,998
   Regulatory liabilities ...............................       923,038         673,078
   Notes payable -- affiliated companies ................       379,900         150,850
   Accounts payable -- affiliated companies .............       398,984         303,360
   Other ................................................        11,424          19,671
                                                           ------------   -------------
     Total other liabilities ............................     3,652,353       2,644,670
                                                           ------------   -------------
LONG-TERM DEBT:
   Transition bonds .....................................       675,665         628,893
   Other ................................................     2,672,019       2,902,807
                                                           ------------   -------------
     Total long-term debt ...............................     3,347,684       3,531,700
                                                           ------------   -------------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 6)

MEMBER'S EQUITY:
   Common stock .........................................             1               1
   Paid-in capital ......................................     2,190,111       2,190,111
   Retained earnings (deficit) ..........................       550,718        (334,075)
                                                           ------------   -------------
     Total member's equity ..............................     2,740,830       1,856,037
                                                           ------------   -------------
       TOTAL LIABILITIES AND MEMBER'S EQUITY ............  $ 10,326,322   $   8,681,897
                                                           ============   =============

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                          NINE MONTHS ENDED SEPTEMBER 30,
                                                                          -------------------------------
                                                                              2003                2004
                                                                          --------------    --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss) ...................................................   $      373,530    $     (784,793)
  Extraordinary loss, net of tax ......................................               --           893,618
                                                                          --------------    --------------
  Income before extraordinary loss ....................................          373,530           108,825
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation and amortization .....................................          202,628           208,719
    Amortization of deferred financing costs ..........................           23,884            23,354
    Deferred income taxes .............................................          253,181            84,279
    Investment tax credits ............................................           (3,517)           (5,228)
    Changes in other assets and liabilities:
      Accounts and notes receivable, net ..............................          (26,535)          (50,019)
      Accounts receivable/payable, affiliates .........................          (11,543)           25,509
      Inventory .......................................................            3,151             6,307
      Accounts payable ................................................          (14,677)            1,909
      Taxes receivable ................................................          (31,139)          131,537
      Interest and taxes accrued ......................................          (50,824)          (41,394)
      Net regulatory assets and liabilities ...........................         (667,672)         (253,772)
      Other current assets ............................................            2,991             7,408
      Other current liabilities .......................................           12,621            11,813
      Other assets ....................................................          (23,448)          (17,073)
      Other liabilities ...............................................           (8,789)           20,568
    Other, net ........................................................            1,528              (119)
                                                                          --------------    --------------
        Net cash provided by operating activities .....................           35,370           262,623
                                                                          --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and other ......................................         (160,667)         (163,790)
                                                                          --------------    --------------
        Net cash used in investing activities .........................         (160,667)         (163,790)
                                                                          --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt ............................        1,257,762           229,050
  Payments of long-term debt ..........................................         (531,024)          (41,808)
  Debt issuance costs .................................................          (33,903)          (15,291)
  Increase in short-term notes with affiliates, net ...................           62,729            31,305
  Decrease in long-term notes payable, affiliates .....................         (686,500)         (229,050)
  Dividend to parent ..................................................               --          (100,000)
  Other, net ..........................................................               60                 7
                                                                          --------------    --------------
        Net cash provided by (used in) financing activities ...........           69,124          (125,787)
                                                                          --------------    --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS .............................          (56,173)          (26,954)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ......................           70,866            30,720
                                                                          --------------    --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ............................   $       14,693    $        3,766
                                                                          ==============    ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest ............................................................   $      286,905    $      266,571
  Income taxes (refunds) ..............................................               --           (52,514)

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC (CenterPoint Houston, and together with its subsidiaries, the Company), are the Company's consolidated interim financial statements and notes (Interim Financial Statements) including its wholly owned subsidiaries. The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2003 (CenterPoint Houston Form 10-K).

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

(2)  REGULATORY MATTERS

(a) 2004 True-Up Proceeding.

      On March 31, 2004, the Company, Texas Genco, LP and Reliant Energy Retail Services LLC, a subsidiary of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.) (RRI), filed the final true-up application required by the 1999 Texas Electric Choice Law (Texas electric restructuring law) with the Public Utility Commission of Texas (Texas Utility Commission). The Texas electric restructuring law authorizes public utilities to recover a true-up balance composed of stranded power plant costs, the cost of environmental controls and certain other costs associated with the transition from a regulated to a competitive environment (2004 True-Up Proceeding). The Company's requested true-up balance is $3.7 billion, excluding interest and net of the retail clawback from RRI. The Company has provided testimony and documentation to support the $3.7 billion it seeks to recover in the 2004 True-Up Proceeding. The Company had recorded $3.3 billion of recoverable electric generation-related regulatory assets.

The Texas Utility Commission conducted hearings on the Company's true-up application and has held six public meetings between August and October 2004. Based on the Texas Utility Commission's deliberations at these public meetings, the Company estimates it will recover $2.0 billion of its recorded electric generation-related regulatory assets. The Texas Utility Commission acts only through written orders and has not yet issued a written order on the true-up application.

      The Texas electric restructuring law specifies that a final order is to be issued by the Texas Utility Commission 150 days after a proper filing is made by the regulated utility, subject to an extension for good cause. The Company is awaiting a decision and a written final order from the Texas Utility Commission. It is possible that the Texas Utility Commission could modify the views expressed in its public meetings prior to issuing its formal written decision. However, based on its analysis of the Texas Utility Commission's deliberations, the Company recorded an after-tax charge to earnings in the third quarter of 2004 of approximately $894 million, which is reflected as an extraordinary loss in the Company's Statements of Consolidated Operations. Once a final order is issued by the Texas Utility Commission, the extraordinary loss may be adjusted.

      On June 18, 2004, the Texas Supreme Court ruled that interest on stranded costs began to accrue as of January 1, 2002 and remanded the rule to the Texas Utility Commission to review the interaction between the Supreme Court's interest decision and the Texas Utility Commission's capacity auction true-up rule and the extent to which the capacity auction true-up results in the recovery of interest. The Texas Utility Commission held a hearing on this issue on September 8, 2004. While the Texas Utility Commission has discussed this issue, it has not reached a conclusion as to the calculation. Therefore, the Company has not accrued interest income on stranded costs in its consolidated financial statements.

      The true-up proceeding will result in additional charges being assessed to customers through the utility's non-bypassable delivery charges. Non-bypassable delivery charges are those that must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. The law also authorizes the Texas Utility Commission to permit utilities to issue transition bonds based on the securitization of revenues associated with the transition charges.

      The Company expects to seek rehearing of certain Texas Utility Commission's rulings once they have been reduced to a final written order, and, to the extent sufficient relief is not obtained through rehearing, to contest certain of the Texas Utility Commission's rulings through appeals to Texas state courts. The Company and CenterPoint Energy believe that significant aspects of the preliminary deliberations made to date by the Texas Utility Commission are contrary to both the statute by which the legislature restructured the electric industry in Texas and the regulations and orders the Texas Utility Commission has issued in implementing that statute. Although the Company and CenterPoint Energy believe they have meritorious arguments, no prediction can be made as to the ultimate outcome or timing of rehearings or appeals.

(b) Final Fuel Reconciliation.

      On March 4, 2004, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) relating to the Company's final fuel reconciliation. The Company reserved $117 million, including $30 million of interest, in the fourth quarter of 2003 reflecting the ALJ's recommendation. On April 15, 2004, the Texas Utility Commission affirmed the PFD's finding in part, reversed in part, and remanded one issue back to the ALJ. On May 28, 2004, the Texas Utility Commission approved a settlement of the remanded issue and issued a final order which reduced the disallowance. As a result of the final order, the Company reversed $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003. The results of the Texas Utility Commission's final decision will be a component of the 2004 True-Up Proceeding. The Company has appealed certain portions of the Texas Utility Commission's final order involving a disallowance of approximately $67 million plus interest of $10 million.

(3)  NEW ACCOUNTING PRONOUNCEMENTS

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

      On December 23, 2003, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 132 (Revised 2003), "Employer's Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132(R)), which increases the existing disclosure requirements by requiring more details about pension plan assets, benefit obligations, cash flows, benefit costs and related information. Companies are required to segregate plan assets by category, such as debt, equity and real estate, and to provide certain expected rates of return and other informational disclosures. SFAS No. 132(R) also requires companies to disclose various elements of pension and postretirement benefit costs in interim-period financial statements for quarters beginning after December 15, 2003. The Company has adopted the disclosure requirements of SFAS No. 132(R) in
Note 7 to these Interim Financial Statements.

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law, which includes a federal subsidy for qualifying companies. FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (FAS 106-2)," requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," will be superseded upon the effective date of FAS 106-2. The effective date of the new FSP is the first interim or annual period beginning after June 15, 2004. The Company adopted FAS 106-2 prospectively in July 2004 with no material effect on its results of operations or financial condition.

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

(5)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

      Related Party Transactions. The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                         DECEMBER 31,    SEPTEMBER 30,
                                                                            2003             2004
                                                                         ------------    -------------
                                                                                  (IN MILLIONS)
Accounts receivable from affiliates ..................................    $      50        $       9
Accounts payable to affiliates .......................................          (46)             (31)
                                                                          ---------        ---------
   Accounts receivable/(payable) -- affiliated companies, net ........    $       4        $     (22)
                                                                          =========        =========
Notes payable -- affiliated companies(1) .............................    $    (113)       $    (144)
                                                                          =========        =========
Long-term accounts and notes receivable -- affiliated companies(2) ...    $     815        $     815
                                                                          =========        =========
Long-term notes payable -- affiliated companies(3) ...................    $    (380)       $    (151)
                                                                          =========        =========
Long-term accounts payable -- affiliated companies(4) ................    $    (399)       $    (303)
                                                                          =========        =========

-------------

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

      (4) In 2003, CenterPoint Energy recorded a $399 million impairment related to the partial distribution of its investment in Texas Genco Holdings, Inc. (Texas Genco). Since this amount was expected to be recovered in the 2004 True-Up Proceeding, the Company originally recorded a regulatory asset reflecting its right to recover this amount and an associated payable to CenterPoint Energy. In the third quarter of 2004, the payable to CenterPoint Energy and regulatory assets were reduced by $96 million to reflect the transfer of a liability from CenterPoint Energy which had been established in 1999 in connection with the passage of the Texas electric restructuring law.

      The Company recorded net interest income (expense) related to affiliate borrowings of $(4) million and $5 million for the three months ended September 30, 2003 and 2004, respectively. The Company recorded net interest income (expense) related to affiliate borrowings of $(18) million and $11 million for the nine months ended September 30, 2003 and 2004, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $27 million and $26 million for the three months ended September 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses. Amounts charged to the Company for these services were $84 million and $75 million for the nine months ended September 30, 2003 and 2004, respectively, and are included primarily in operation and maintenance expenses.

      As of September 30, 2004, the Company has a guarantee issued to a third party related to a performance obligation of Texas Genco for lignite mine reclamation costs of up to $50 million. As of September 30, 2004, Texas Genco's recorded liability for estimated lignite mine reclamation costs is $4 million.

      In June 2004, the Company paid a dividend of $100 million to Utility Holding, LLC.

      Major Customer Transactions. During the three months ended September 30, 2003 and 2004, revenues derived from energy delivery charges provided by the Company to a subsidiary of RRI totaled $290 million and $265 million, respectively. During the nine months ended September 30, 2003 and 2004, revenues derived from energy delivery charges provided by the Company to a subsidiary of RRI totaled $727 million and $666 million, respectively.

(6) COMMITMENTS AND CONTINGENCIES

RRI Indemnified Litigation

      The Company, CenterPoint Energy or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI, the Company, CenterPoint Energy and its other subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, RRI is defending the Company, CenterPoint Energy and its other subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, some of these complaints have been dismissed by the trial court and are on appeal, several of which dismissals have been affirmed by the appellate courts, but most of the lawsuits remain in early procedural stages. CenterPoint Energy's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and in some cases, corporate officers of some of those companies, have been named as defendants in these suits.

      The Company, CenterPoint Energy or their predecessor, Reliant Energy, have been named in approximately 25 of these lawsuits, which were instituted between 2001 and 2004 and are pending in state courts in Alameda County, Los Angeles County and San Diego County, in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. The Company and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and the Company believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed the Company's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the defendants have asked the court to deny.

      In February 2003, a lawsuit was filed by three individuals in federal district court in Chicago against CenterPoint Energy and certain former officers of RRI for alleged violations of federal securities laws. The plaintiffs in this lawsuit allege that the defendants violated federal securities laws by issuing false and misleading statements to the public, and that the defendants made false and misleading statements as part of an alleged scheme to artificially inflate trading volumes and revenues. In addition, the plaintiffs assert claims of fraudulent and negligent misrepresentation and violations of Illinois consumer law. In January 2004 the trial judge ordered dismissal of plaintiffs' claims on the ground that they did not set forth a claim. The plaintiffs filed an amended complaint in March 2004, which the defendants asked the court to dismiss. On August 18, 2004, the court granted the defendants' motion to dismiss with prejudice.

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Two of the lawsuits have been dismissed without prejudice. Reliant Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or RRI securities, as well as equitable relief in the form of restitution. In July 2004, another class action suit was filed in federal court on behalf of the Reliant Energy Savings Plan and a class consisting of participants in that plan against Reliant Energy and the Reliant Energy Benefits Committee. The allegations and the relief sought in the new suit are substantially similar to those in the previously pending suit; however, the new suit also alleges that Reliant Energy and its Benefits Committee breached their fiduciary duties to the Savings Plan and its participants by investing plan funds in Reliant Energy stock when Reliant Energy or its subsidiaries were allegedly manipulating the California energy market. On October 14, 2004, the plaintiff voluntarily dismissed the newly filed lawsuit.

      In October 2002, a derivative action was filed in the federal district court in Houston, against the directors and officers of CenterPoint Energy. The complaint set forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleged that the defendants caused CenterPoint Energy to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleged breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint sought monetary damages on behalf of CenterPoint Energy as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. CenterPoint Energy's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a CenterPoint Energy shareholder. The latter letter demanded that CenterPoint Energy take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the board determined that these proposed actions would not be in the best interests of CenterPoint Energy. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on CenterPoint Energy before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

      The Company believes that none of the lawsuits described under Other Class Action Lawsuits has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to the plaintiffs.

Other Legal Matters

      Texas Antitrust Action. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, the Company and CenterPoint Energy, as successors to Reliant Energy, Texas Genco, LP, RRI, Reliant Electric Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider in the Texas market served by ERCOT, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and in July 2004, the plaintiff filed a notice of appeal. CenterPoint Energy intends to contest the appeal. The ultimate outcome of this matter cannot be predicted at this time.

      Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit in state district court in Harris County, Texas for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of the Company's predecessor, Reliant Energy) alleging underpayment of municipal franchise fees. The plaintiffs claimed that they were entitled to 4% of all receipts of any kind for business conducted within these cities over the previous four decades. After a jury trial involving the Three Cities' claims (but not the class of cities), the trial court entered a judgment on the Three Cities' breach of contract claims for $1.7 million, including interest, plus an award of $13.7 million in legal fees. It also decertified the class. Following this ruling, 45 cities filed individual suits against Reliant Energy in the District Court of Harris County.

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals held that all of the Three Cities' claims were barred by the jury's finding of laches, a defense similar to the statute of limitations, due to the Three Cities' having unreasonably delayed bringing their claims during the more than 30 years since the alleged wrongs began. The court also held that the Three Cities were not entitled to recover any attorneys' fees. The Three Cities filed a petition for review to the Texas Supreme Court, which declined to hear the case. Thus, the Three Cities' claims have been finally resolved in the Company's favor, but the individual claims of the 45 other cities remain pending in the same court.

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

(7)  EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefits plan.

      The Company's net periodic cost includes the following components relating to postretirement benefits:

                                                         THREE MONTHS ENDED              NINE MONTHS ENDED
                                                            SEPTEMBER 30,                  SEPTEMBER 30,
                                                    ----------------------------    ----------------------------
                                                        2003            2004            2003            2004
                                                    ------------    ------------    ------------    ------------
                                                                           (IN MILLIONS)
Service cost.....................................   $         --    $         --    $          1    $          1
Interest cost....................................              3               4               9              12
Expected return on plan assets...................             (1)             (2)             (5)             (7)
Net amortization.................................              1               1               4               6
                                                    ------------    ------------    ------------    ------------
      Net periodic cost..........................   $          3    $          3    $          9    $         12
                                                    ============    ============    ============    ============

      The Company expects to contribute $9 million to CenterPoint Energy's postretirement benefits plan in 2004. As of September 30, 2004, $7 million has been contributed.

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

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2003. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2003 (CenterPoint Houston Form 10-K).

UPDATE OF SIGNIFICANT EVENTS IN 2004

      Resolution of our true-up proceeding (2004 True-Up Proceeding) is the most significant event facing us in 2004. We expect to use the proceeds received from the 2004 True-Up Proceeding to repay a portion of our indebtedness. We recorded an after-tax extraordinary loss of $894 million in the third quarter of 2004 related to the 2004 True-Up Proceeding as discussed below.

      Our requested true-up balance is $3.7 billion, excluding interest and net of the retail clawback from Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI). We have provided testimony and documentation to support the $3.7 billion we seek to recover in the 2004 True-Up Proceeding. We had recorded $3.3 billion of recoverable electric generation-related regulatory assets. The Public Utility Commission of Texas (Texas Utility Commission) conducted hearings on our true-up application and has held six public meetings between August and October 2004. Based on the Texas Utility Commission's deliberations at these public meetings, we estimate that we will recover approximately $2.0 billion of our recorded electric generation-related regulatory assets. Based on our analysis of the Texas Utility Commission's deliberations, we recorded an after-tax charge to earnings in the third quarter of 2004 of approximately $894 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations. The ultimate amount of such charge will depend upon the final action of the Texas Utility Commission. The Texas Utility Commission acts only through written orders and has not yet issued a written order on the true-up application. Once a final order is issued by the Texas Utility Commission, the extraordinary loss may be adjusted.

      We expect to seek rehearing of certain Texas Utility Commission's rulings once they have been reduced to a final written order, and, to the extent sufficient relief is not obtained through rehearing, to contest certain of the Texas Utility Commission's rulings through appeals to Texas state courts. We and CenterPoint Energy believe that significant aspects of the preliminary deliberations made to date by the Texas Utility Commission are contrary to both the statute by which the legislature restructured the electric industry in Texas and the regulations and orders the Texas Utility Commission has issued in implementing that statute. Although we and CenterPoint Energy believe we have meritorious arguments, no prediction can be made as to the ultimate outcome or timing of rehearings or appeals.

      After the issuance of the order in the 2004 True-Up Proceeding, we will seek authority from the Texas Utility Commission to securitize all or a portion of the true-up balance through the issuance of transition bonds and expect to be in a position to issue those bonds in the first half of 2005. Appeals of the true-up or securitization orders could delay the issuance of such bonds. Any portion of the true-up balance not securitized by transition bonds will be recovered through a non-bypassable competition transition charge. We will distribute recovery of the true-up components not used to repay our indebtedness to CenterPoint Energy or our external debt through either the payment of dividends or the settlement of intercompany payables. The Securities and Exchange Commission (SEC) must take action to permit the issuance of any transition bonds and approve any dividends by us in excess of our current and retained earnings. To maintain our capital structure at the appropriate levels, CenterPoint Energy may reinvest funds in our company in the form of equity contributions or intercompany loans.

      Following adoption of the true-up rule by the Texas Utility Commission in 2001, we appealed the provisions of the rule that permitted interest to be recovered on stranded costs only from the date of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, instead of from January 1, 2002 as we contend is required by law. On June 18, 2004, the Texas Supreme Court ruled that interest on stranded costs began to accrue as of January 1, 2002 and remanded the rule to the Texas Utility Commission to review the interaction between the Supreme Court's interest decision and the Texas Utility Commission's capacity auction true-up rule and the extent to which the capacity auction true-up results in the recovery of interest. The Texas Utility Commission held a hearing on this issue on September 8, 2004. While the Texas Utility Commission has discussed this issue, it has not reached a conclusion as to the calculation. Therefore, we have not accrued interest income on stranded costs in our consolidated financial statements.

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

      The following table sets forth our consolidated results of operations for the three months and nine months ended September 30, 2003 and 2004, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                         THREE MONTHS ENDED SEPTEMBER 30,    NINE MONTHS ENDED SEPTEMBER 30,
                                         --------------------------------    -------------------------------
                                             2003                2004            2003               2004
                                         ------------         -----------    ------------       ------------
                                                                   (IN MILLIONS)
Revenues:
  Electric revenues ..................    $    414             $    425        $  1,080           $  1,095
  ECOM true-up .......................         222                   --             455                 --
  Transition bond revenues ...........          18                   21              48                 54
                                          --------             --------        --------           --------
   Total revenues ....................         654                  446           1,583              1,149
                                          --------             --------        --------           --------
Expenses:
  Operation and maintenance ..........         139                  134             398                390
  Depreciation and amortization ......          62                   63             184                186
  Taxes other than income taxes ......          62                   59             159                158
  Transition bond expenses ...........           8                   12              19                 25
                                          --------             --------        --------           --------
   Total expenses ....................         271                  268             760                759
                                          --------             --------        --------           --------
Operating Income .....................         383                  178             823                390
Interest and Other Finance Charges ...         (90)                 (86)           (273)              (260)
Other Income, net ....................           8                    8              26                 34
                                          --------             --------        --------           --------
Income Before Income Taxes ...........         301                  100             576                164
Income Tax Expense ...................        (107)                 (34)           (202)               (55)
Extraordinary Loss, net of tax .......          --                 (894)             --               (894)
                                          --------             --------        --------           --------
Net Income (Loss) ....................    $    194             $   (828)       $    374           $   (785)
                                          ========             ========        ========           ========

Actual gigawatt-hours (GWh) delivered:
  Residential ........................       8,134                8,512          19,183             18,714
  Total (1) ..........................      20,896               22,568          54,770             56,634


--------------

(1) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

      We reported operating income of $178 million for the three months ended September 30, 2004, consisting of $169 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended September 30, 2003, operating income totaled $383 million, consisting of $151 million for the regulated electric transmission and distribution utility, $10 million for the transition bond company and $222 million of non-cash income associated with Excess Cost Over Market (ECOM). The amount of non-cash income associated with ECOM was included in our true-up application. Beginning in 2004, there is no ECOM contribution to earnings. The transition bond company's operating income represents the amount necessary to pay interest on the transition bonds. The regulated transmission and distribution utility continued to benefit from solid customer growth, which contributed $9 million in operating income from the addition of nearly 51,000 metered customers since September 2003. Additionally, we recorded an $11 million gain on the sale of land in the third quarter. These amounts were offset by higher net transmission costs ($2 million) and environmental remediation costs ($4 million).

      Net loss for the three months ended September 30, 2004 included an after-tax extraordinary loss of $894 million from a write-down of regulatory assets based on our analysis of the Texas Utility Commission's deliberations on the 2004 True-Up Proceeding.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

      We reported operating income of $390 million for the nine months ended September 30, 2004, consisting of $361 million for the regulated electric transmission and distribution utility and $29 million for the transition bond company. For the nine months ended September 30, 2003, operating income totaled $823 million, consisting of $339 million for the regulated electric transmission and distribution utility, $29 million for the transition bond company and $455 million of non-cash income associated with ECOM. Milder weather and decreased usage negatively impacted the first nine months of 2004 by $25 million in addition to higher net transmission costs of $6 million. These amounts were more than offset by increased operating income from continued customer growth of $23 million and a gain of $11 million on the sale of land in the third quarter. Additionally, operating income included $15 million due to a reversal of a portion of an $87 million reserve, excluding interest, related to the final fuel reconciliation recorded in the fourth quarter of 2003.

      Net loss for the nine months ended September 30, 2004 included an after-tax extraordinary loss of $894 million from a write-down of regulatory assets based on our analysis of the Texas Utility Commission's deliberations on the 2004 True-Up Proceeding.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read the factors listed under "Cautionary Statement Regarding Forward-Looking Information" on page ii of this Form 10-Q, "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CenterPoint Houston Form 10-K and "Risk Factors" in Item 1 of Part I of the CenterPoint Houston Form 10-K, each of which is incorporated herein by reference. The actual terms of the order issued by the Texas Utility Commission in the 2004 True-Up Proceeding will affect our results for the fourth quarter of 2004 to the extent materially different from that assumed when we recorded the charge to earnings in the third quarter for the assumed terms of the order. In addition to these factors, the discontinuance of non-cash operating income associated with ECOM will negatively impact our earnings in 2004 as compared to 2003.

                                    LIQUIDITY

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements.

      Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by an indirect wholly owned subsidiary (transition bonds). The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of September 30, 2004. Amounts are expressed in thousands.

                                  CENTERPOINT HOUSTON
                               --------------------------                   TRANSITION
           YEAR                 THIRD-PARTY    AFFILIATE       SUB-TOTAL       BONDS         TOTAL
           ----                -------------  -----------    ------------  ------------  ------------
2005.......................    $   1,310,000  $        --    $  1,310,000  $     46,806  $  1,356,806
2006.......................               --           --              --        54,295        54,295
2007.......................               --           --              --        59,912        59,912
2008.......................               --           --              --        65,529        65,529
2009.......................               --           --              --        73,018        73,018
2010.......................               --           --              --        80,506        80,506
2011.......................               --           --              --        87,995        87,995
2012.......................           45,570           --          45,570        99,229       144,799
2013.......................          450,000           --         450,000       108,590       558,590
2014.......................          300,000           --         300,000            --       300,000
2015.......................               --      150,850         150,850            --       150,850
2017.......................          127,385           --         127,385            --       127,385
2021.......................          102,442           --         102,442            --       102,442
2023.......................          200,000           --         200,000            --       200,000
2027.......................           56,095           --          56,095            --        56,095
2033.......................          312,275           --         312,275            --       312,275
                               -------------  -----------    ------------  ------------  ------------
Total......................    $   2,903,767  $   150,850    $  3,054,617  $    675,880  $  3,730,497
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

      As of September 30, 2004, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in thousands.

                                                  ISSUED AS       ISSUED AS COLLATERAL
                          ISSUED DIRECTLY    COLLATERAL FOR THE      FOR CENTERPOINT
                          TO THIRD PARTIES     COMPANY'S DEBT         ENERGY'S DEBT         TOTAL
                          ----------------   ------------------   --------------------   ------------
First Mortgage Bonds       $      102,442      $           --       $       150,850      $    253,292
General Mortgage Bonds          1,262,275           1,539,050               527,200         3,328,525
                           --------------      --------------       ---------------      ------------
           Total           $    1,364,717      $    1,539,050       $       678,050      $  3,581,817
                           ==============      ==============       ===============      ============

      The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued as of September 30, 2004 is approximately $500 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on us and CenterPoint Energy expiring in November 2005 limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount.

      The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in thousands.

       FIRST MORTGAGE   GENERAL MORTGAGE
YEAR        BONDS            BONDS           TOTAL
----   --------------   ----------------   ----------
2011   $           --   $         19,200   $   19,200
2015          150,850                 --      150,850
2018               --             50,000       50,000
2019               --            200,000      200,000
2020               --             90,000       90,000
2026               --            100,000      100,000
2028               --             68,000       68,000
       --------------   ----------------   ----------
Total  $      150,850   $        527,200   $  678,050
       ==============   ================   ==========

      The Bond Company has $676 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the transition bond company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the Bond Company and in an intercreditor agreement among us, the Bond Company and other parties.

      Bank Facilities. As of September 30, 2004, we had no bank facilities available to meet our short-term liquidity needs.

      Cash Requirements in 2004. Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during the fourth quarter of 2004 include the following:

      -     approximately $76 million of capital expenditures; and

      - an estimated $56 million in refunds of excess mitigation credits through December 31, 2004.

      We expect that anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for 2004. We also anticipate receiving payment of the retail clawback of approximately $177 million from RRI.

      We will distribute to CenterPoint Energy recovery of the true-up components not used to repay our indebtedness to CenterPoint Energy or our external debt through either the payment of dividends or the settlement of intercompany payables. The SEC must take action to permit the issuance of any transition bonds and approve any dividends by us in excess of our current and retained earnings. To maintain our capital structure at the appropriate levels, CenterPoint Energy may reinvest funds in our company, in the form of equity contributions or intercompany loans. Under the orders described under " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends," our member's equity as a percentage of total capitalization must be at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization. Our liquidity and capital requirements will be affected by the amount and timing of receipt of the true-up proceeds, including the effects of any appeal from the true-up proceeding and whether or not transition bonds are issued.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of September 30, 2004, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                                MOODY'S               S&P                    FITCH
                                          ------------------   -------------------  ----------------------
          COMPANY/INSTRUMENT              RATING  OUTLOOK (1)  RATING  OUTLOOK (2)  RATING   OUTLOOK (3)
          ------------------              ------  -----------  ------  -----------  ------  --------------
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

      We cannot assure you that these ratings will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. In the near term, our ratings may be affected by the results of the 2004 True-Up Proceeding. We note that these credit ratings are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our business strategies.

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

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities on June 30, 2003 (June 2003 Financing Order). Our money pool borrowing limit under such financing order is $600 million. At

September 30, 2004, we had borrowings from the money pool of $144 million. The money pool may not provide sufficient funds to meet our cash needs.

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

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, CenterPoint Energy has received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. As of September 30, 2004, we are authorized to issue an additional aggregate $73 million of debt and an aggregate $250 million of preferred stock and preferred securities.

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

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. As of September 30, 2004, we had a retained deficit on our Consolidated Balance Sheets as a result of an after-tax extraordinary loss of $894 million recorded in the third quarter of 2004 related to the 2004 True-Up Proceeding. We expect to pay dividends out of current earnings or obtain SEC approval for any dividends in excess of our current and retained earnings. The June 2003 Financing Order requires that we maintain a ratio of common equity to total capitalization of at least 30%.

      On October 27, 2004, CenterPoint Energy's board of directors authorized us to undertake such accounting and legal review, valuation studies and other analyses as may be deemed necessary in order to prepare an accounting reorganization (quasi-reorganization) for presentation to CenterPoint Energy's board. Such quasi-reorganization, if approved, may be effective as of December 31, 2004.

      A quasi-reorganization is an accounting procedure that eliminates an accumulated deficit in retained earnings and permits the company to proceed on much the same basis as if it had been legally reorganized. A quasi-reorganization involves restating a company's assets and its liabilities to their fair values. The balance in the retained earnings account is then closed through a reduction in paid-in-capital accounts, giving the company a "fresh start" with a zero balance in retained earnings.

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

ACCOUNTING FOR RATE REGULATION

      Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.0 billion of recoverable electric generation-related regulatory assets as of September 30, 2004. These costs are recoverable under the provisions of the Texas electric restructuring law. The ultimate amount of cost recovery is subject to a final determination, which is expected to occur in 2004. Based on our analysis of the Texas Utility Commission's deliberations, we recorded an after-tax charge to earnings in the third quarter of 2004 of approximately $894 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations. The ultimate amount of such charge will depend upon the final action of the Texas Utility Commission.

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

UNBILLED REVENUES

      Revenues related to the delivery of electricity are generally recorded when electricity is delivered to customers. However, the determination of electricity deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of electricity delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electric delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

                          NEW ACCOUNTING PRONOUNCEMENTS

      See Note 3 to the Interim Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

      For a description of certain legal and regulatory proceedings affecting us, please review Notes 2 and 6 to our Interim Financial Statements, "Business -- Regulation" and " -- Environmental Matters" in Item 1 of the CenterPoint Houston Form 10-K, "Legal Proceedings" in Item 3 of the CenterPoint Houston Form 10-K and Notes 4 and 9(b) to the CenterPoint Houston 10-K Notes, each of which is incorporated herein by reference.

ITEM 6. EXHIBITS

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                      Report or Registration        SEC File or
Exhibit Number      Description            Statement            Registration Number   Exhibit References
--------------  -------------------   ----------------------    -------------------   ------------------
     3.1        Articles of           CenterPoint                     1-3187                3(b)
                Organization of       Houston's Form 8-K
                CenterPoint Energy    dated August 31,
                Houston Electric,     2002 filed with
                LLC                   the SEC on
                                      September 3, 2002

     3.2        Limited Liability     CenterPoint                     1-3187                3(c)
                Company Regulations   Houston's Form 8-K
                of CenterPoint        dated August 31,
                Energy Houston        2002 filed with
                Electric, LLC         the SEC on
                                      September 3, 2002

    4.1.1       $1,310,000,000        CenterPoint                    1-31447              4(g)(1)
                Credit Agreement      Energy's Form 10-K
                dated as of           for the year ended
                November 12, 2002,    December 31, 2002
                among CenterPoint
                Houston and the
                banks named therein

    4.1.2       First Amendment to    CenterPoint                    1-31447                10.7
                Exhibit 4.1.1,        Energy's Form 10-Q
                dated as of           for the quarter
                September 3, 2003     ended September
                                      30, 2003

    4.1.3       Pledge Agreement,     CenterPoint                    1-31447              4(g)(2)
                dated as of           Energy's Form 10-K
                November 12, 2002     for the year ended
                executed in           December 31, 2002
                connection with
                Exhibit 4.1.1

    +31.1       Rule
                13a-14(a)/15d-14(a)
                Certification of
                David M. McClanahan

    +31.2       Rule
                13a-14(a)/15d-14(a)
                Certification of
                Gary L. Whitlock

    +32.1       Section 1350
                Certification of
                David M. McClanahan

    +32.2       Section 1350
                Certification of
                Gary L. Whitlock

                                      Report or Registration        SEC File or
Exhibit Number      Description            Statement            Registration Number   Exhibit References
--------------  -------------------   ----------------------    -------------------   ------------------
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

                              CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                              By:  /s/ James S. Brian
                                  --------------------------------------
                                     James S. Brian
                              Senior Vice President and Chief Accounting Officer

Date: November 9, 2004

                                 EXHIBIT INDEX

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                      Report or Registration        SEC File or
Exhibit Number      Description            Statement            Registration Number   Exhibit References
--------------  -------------------   ----------------------    -------------------   ------------------
     3.1        Articles of           CenterPoint                     1-3187                3(b)
                Organization of       Houston's Form 8-K
                CenterPoint Energy    dated August 31,
                Houston Electric,     2002 filed with
                LLC                   the SEC on
                                      September 3, 2002

     3.2        Limited Liability     CenterPoint                     1-3187                3(c)
                Company Regulations   Houston's Form 8-K
                of CenterPoint        dated August 31,
                Energy Houston        2002 filed with
                Electric, LLC         the SEC on
                                      September 3, 2002

    4.1.1       $1,310,000,000        CenterPoint                    1-31447              4(g)(1)
                Credit Agreement      Energy's Form 10-K
                dated as of           for the year ended
                November 12, 2002,    December 31, 2002
                among CenterPoint
                Houston and the
                banks named therein

    4.1.2       First Amendment to    CenterPoint                    1-31447                10.7
                Exhibit 4.1.1,        Energy's Form 10-Q
                dated as of           for the quarter
                September 3, 2003     ended September
                                      30, 2003

    4.1.3       Pledge Agreement,     CenterPoint                    1-31447              4(g)(2)
                dated as of           Energy's Form 10-K
                November 12, 2002     for the year ended
                executed in           December 31, 2002
                connection with
                Exhibit 4.1.1

    +31.1       Rule
                13a-14(a)/15d-14(a)
                Certification of
                David M. McClanahan

    +31.2       Rule
                13a-14(a)/15d-14(a)
                Certification of
                Gary L. Whitlock

    +32.1       Section 1350
                Certification of
                David M. McClanahan

    +32.2       Section 1350
                Certification of
                Gary L. Whitlock

                                      Report or Registration        SEC File or
Exhibit Number      Description            Statement            Registration Number   Exhibit References
--------------  -------------------   ----------------------    -------------------   ------------------
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