Form 10-K
period 2004-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2005-03-24
CIK 48732

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
    OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    FOR THE TRANSITION PERIOD FROM       TO

                          COMMISSION FILE NUMBER 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
             (Exact name of registrant as specified in its charter)

                           TEXAS                                                22-3865106
(State or other jurisdiction of incorporation or organization)     (I.R.S. Employer Identification No.)

                       1111 LOUISIANA
                     HOUSTON, TEXAS 77002                                       (713) 207-1111
(Address and zip code of principal executive offices)              (Registrant's telephone number, including area code)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         -------------------                -----------------------------------------
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

      The aggregate market value of the common equity held by non-affiliates as of June 30, 2004: None

================================================================================

                                TABLE OF CONTENTS

                                                                                              PAGE
                                                                                              ----
           PART I
Item 1.    Business........................................................................     1
Item 2.    Properties......................................................................    15
Item 3.    Legal Proceedings...............................................................    15
Item 4.    Submission of Matters to a Vote of Security Holders.............................    15

           PART II
Item 5.    Market for Registrant's Common Equity, Related Security Holder Matters and
           Issuer Purchases of Equity Securities...........................................    15
Item 6.    Selected Financial Data.........................................................    15
Item 7.    Management's Narrative Analysis of Results of Operations........................    16
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk......................    28
Item 8.    Financial Statements and Supplementary Data.....................................    29
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
           Disclosure......................................................................    54
Item 9A.   Controls and Procedures.........................................................    54
Item 9B.   Other Information...............................................................    54

           PART III
Item 10.   Directors and Executive Officers of the Registrant..............................    54
Item 11.   Executive Compensation..........................................................    54
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
           Security Holder Matters.........................................................    54
Item 13.   Certain Relationships and Related Transactions..................................    54
Item 14.   Principal Accountant Fees and Services..........................................    55

           PART IV
Item 15.   Exhibits and Financial Statement Schedules......................................    55

      We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 4 (Submission of Matters to a Vote of Security Holders), Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters) and Item 13 (Certain Relationships and Related Transactions) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, "Management's Narrative Analysis of Results of Operations" to explain the reasons for material changes in the amount of revenue and expense items between 2002, 2003 and 2004.

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

      Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" beginning on page 10 in Item 1 of this report.

      You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and we undertake no obligation to publicly update or revise any forward-looking statements.

                                     PART I

ITEM 1. BUSINESS

                                  OUR BUSINESS

OVERVIEW

      We provide electric transmission and distribution services to retail electric providers serving approximately 1.9 million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately 4.8 million people and includes Houston. In this report, unless the content indicates otherwise, references to "CenterPoint Houston," "we," "us" or similar terms mean CenterPoint Energy Houston Electric, LLC and its subsidiaries. We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002 as part of the corporate restructuring (Restructuring) of Reliant Energy, Incorporated (Reliant Energy).

      CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

      Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

      We make available free of charge on our parent company's Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC). Our parent company's web site address is www.centerpointenergy.com.

TRUE-UP PROCEEDING DEVELOPMENTS

      Pursuant to the Texas Electric Choice Plan (the Texas electric restructuring law), we are permitted to recover certain costs associated with the transition to a competitive retail electric market in Texas. The amount of costs recoverable was determined in a true-up proceeding before the Public Utility Commission of Texas (the Texas Utility Commission). Our requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback payable to us by a former affiliate. In December 2004, the Texas Utility Commission approved a final order in our true-up proceeding authorizing us to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. We have recorded as a regulatory asset a return of $374 million on the true-up balance for the period from January 1, 2002 through December 31, 2004 as allowed by the Texas Utility Commission in the final order. The component representing a return of costs to finance assets of $226 million has been recognized in the fourth quarter of 2004 and is included in other income in our consolidated financial statements. The component representing a return of costs to finance assets will continue to be recognized as earned going forward. The component representing an allowance for earnings on shareholders' investment of $148 million has been deferred and will be recognized as it is collected through rates in the future. We will continue to accrue a return until the true-up balance is recovered, either from rate payers or through a securitization offering as discussed below.

      In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by us. Other parties have also appealed the order, seeking to reduce the amount authorized for our recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

      In December 2004, we filed for approval of a financing order to issue transition bonds to securitize our true-up balance, which will be adjusted downward to reflect the benefit of certain deferred taxes previously recovered through rates, and upward to reflect the accrual of interest and payment of excess mitigation credits occurring after August 31, 2004. On March 9, 2005, the Texas Utility Commission issued its order allowing us to securitize approximately $1.8 billion and requiring that the benefit of certain deferred taxes be reflected as a reduction in the competition transition charge described below. We intend to issue transition bonds in this amount during 2005 but may be delayed in doing so by appeals of the securitization order.

      We also have filed an application for a competition transition charge to recover any portion of our adjusted true-up balance that we are not able to recover through the issuance of transition bonds. Hearings in this proceeding are scheduled for April 2005.

      For more information on these and other matters currently affecting us, please see " -- Electric Transmission and Distribution -- True-Up Components and Securitization" and "Management's Narrative Analysis of Results of Operations -- Executive Summary -- Significant Events in 2004."

ELECTRIC TRANSMISSION & DISTRIBUTION

   Electric Transmission

      On behalf of retail electric providers, we deliver electricity from power plants to substations and from one substation to another and to retail electric customers taking power above 69 kilovolts (kV) in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT). We provide transmission services under tariffs approved by the Texas Utility Commission.

   Electric Distribution

      In Texas, end users purchase their electricity directly from certificated "retail electric providers." We deliver electricity for retail electric providers in our certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Our distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. Our operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and call center operations. We provide distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial retail operations of distribution companies and other market participants.

   ERCOT Market Framework

      We are a member of ERCOT. ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally owned electric utilities, rural electric cooperatives, independent generators, power marketers and retail electric providers. The ERCOT market includes much of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering on Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 78,000 MW. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States.

      The ERCOT market operates under the reliability standards set by the North American Electric Reliability Council. The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state's main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for maintaining reliable operations of the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members who sell and purchase power are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

      Our electric transmission business, along with those of other owners of transmission facilities in Texas, supports the operation of the ERCOT ISO. The transmission business has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated area. We participate with the ERCOT ISO and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing constraints on the ERCOT transmission grid.

   True-Up and Securitization

      The Texas Electric Restructuring Law. The Texas electric restructuring law, which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law required electric utilities to separate generation, transmission and distribution, and retail sales functions into three different units. Through a restructuring in the third quarter of 2002 in response to this law, CenterPoint Energy became the parent of CenterPoint Houston, Texas Genco Holdings, Inc. (Texas Genco) and CenterPoint Energy Resources Corp. (CERC). In the restructuring, CenterPoint Energy also became the parent of, but subsequently divested its interest in Reliant Resources, Inc. (now named Reliant Energy, Inc.) (RRI), which conducts non-utility wholesale and retail energy operations. The transmission and distribution functions that we perform remain subject to traditional utility rate regulation. We recover the cost of our service through an energy delivery charge approved by the Texas Utility Commission.

      As part of the transition from a regulated to a competitive retail electric market in Texas, the Texas electric restructuring law authorizes public utilities to recover a true-up balance composed of stranded power plant costs, the cost of environmental controls and certain other costs. The law requires the true-up balance to be determined in a true-up proceeding before the Texas Utility Commission (2004 True-Up Proceeding). The law authorizes the Texas Utility Commission to permit utilities to issue transition bonds to recover all or a part of the true-up balance. The issuance of these transition bonds is based on the securitization of revenues associated with transition charges imposed on retail electric providers. The law also provides for the Texas Utility Commission to impose a separate charge (called a competition transition charge) on retail electric providers to permit the utility to recover, over a period of years to be determined by the Texas Utility Commission, the amount of its true-up balance not otherwise recovered through the issuance of transition bonds and included in transition charges. Both the transition charges and the competition transition charges are non-bypassable, meaning that they must be paid by essentially all customers and cannot, except in limited circumstances, be avoided by switching to self-generation. We recovered a portion of our generation-related regulatory assets in 2001 through the issuance of transition bonds. For a further discussion of these matters, see " -- 2004 True-Up Proceeding" and " -- Securitization" below.

      The Texas electric restructuring law also provides specific regulatory remedies to reduce or mitigate a utility's stranded cost exposure. During a base rate freeze period from 1999 through 2001, the law required those utilities estimated in 1998 to have stranded costs to apply any earnings above the utility's authorized rate of return to accelerate depreciation of generation-related plant assets for regulatory purposes. In addition, depreciation expense for transmission and distribution-related assets could be redirected to generation assets for regulatory purposes during that period if the utility was expected to have stranded costs. In 1998, the Texas Utility Commission estimated that we would have stranded costs. Accordingly, we implemented both of these mitigation measures as provided in the Texas electric restructuring law. In a rate order issued in October 2001 (the 2001 Final Order), however, the Texas Utility Commission changed the assumptions in its forecasting model, reversed its 1998 estimate, and required us to reverse the mitigation actions we had taken pursuant to the Texas electric restructuring law and ordered us to pay "excess mitigation credits" to retail electric providers beginning January 1, 2002. See " -- Mitigation" below.

      2004 True-Up Proceeding. On March 31, 2004, we filed the final true-up application required by the Texas electric restructuring law with the Texas Utility Commission. Our requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback from RRI described below. In June, July and September 2004, the Texas Utility Commission conducted hearings on and held public meetings addressing our true-up application. In December 2004, the Texas Utility Commission approved a final order in our true-up proceeding authorizing us to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. We have recorded as a regulatory asset a return of $374 million on the true-up balance for the period from January 1, 2002 through December 31, 2004 as allowed by the Texas Utility Commission in the final order. The component representing a return of costs to finance assets of $226 million has been recognized in the fourth quarter of 2004 and is included in other income in our consolidated financial statements. The component representing a return of costs to finance assets will continue to be recognized as earned going forward. The component representing an allowance for earnings on shareholders' investment of $148 million has been deferred and will be recognized as it is collected through rates in the future. We will continue to accrue a return until the true-up balance is recovered, either from rate payers or through a securitization offering as discussed below.

      In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by us. Other parties have also appealed the order, seeking to reduce the amount authorized for our recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

      Retail Clawback. In November 2004, RRI paid $177 million to us, representing the "retail clawback" determined by the Texas Utility Commission in the 2004 True-Up Proceeding. The Texas electric restructuring law requires the Texas Utility Commission to determine the retail clawback if the formerly integrated utility's affiliated retail electric provider retained more than 40 percent of its residential price-to-beat customers within the utility's service area as of January 1, 2004 (offset by new customers added outside the service territory). That retail clawback is a credit against the true-up balance the utility is entitled to recover and was reflected in the $2.3 billion recovery authorized. Under the terms of a master separation agreement between RRI and CenterPoint Energy, RRI agreed to pay us the amount of the retail clawback determined by the Texas Utility Commission. We used the majority of the payment to reduce outstanding indebtedness.

      Securitization. The Texas electric restructuring law provides for the use of special purpose entities to issue transition bonds for the economic value of generation-related regulatory assets and stranded costs. These transition bonds will be repaid over a period not to exceed 15 years through non-bypassable transition charges. In October 2001, a special purpose subsidiary of ours issued $749 million of transition bonds to securitize certain generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to us other than to the special purpose issuer. Payments on the transition bonds are made solely out of funds from non-bypassable transition charges.

      In December 2004, we filed for approval of a financing order to issue transition bonds to securitize our true-up balance. On March 9, 2005, the Texas Utility Commission issued a financing order allowing us to securitize approximately $1.8 billion and requiring that the benefit of certain deferred taxes be reflected as a reduction in the competition transition charge. We anticipate that a new special purpose subsidiary of ours will issue bonds in one or more series through an underwritten offering. Depending on market conditions and the impact of possible appeals of the financing order, among other factors, we anticipate completing such an offering in 2005.

      In January 2005, we filed an application for a competition transition charge to recover our true-up balance, which will be adjusted downward to reflect the benefit of certain deferred taxes previously recovered through rates, and upward to reflect the accrual of interest and payment of excess mitigation credits occurring after August 31, 2004. We will adjust the amount sought through that charge to the extent that we are able to securitize any of such amount. Under the Texas Utility Commission's rules, the unrecovered true-up balance to be recovered through the competition transition charge earns a return until fully recovered.

      Mitigation. In the 2001 Final Order, the Texas Utility Commission established the transmission and distribution rates that became effective in January 2002. Based on its 2001 revision of the 1998 stranded cost estimates, the Texas Utility Commission determined that we had over-mitigated our stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under its 1998 transition plan and the Texas electric restructuring law. In the 2001 Final Order, we were required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the 1998 transition plan and the Texas electric restructuring law. In accordance with the order, we recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation, and in January 2002, we began paying excess mitigation credits, which were to be paid over a seven-year period with interest at 7 1/2% per annum. The annual payment of excess mitigation credits is approximately $264 million. In its December 2004 final order in the 2004 True-Up Proceeding, the Texas Utility Commission found that we did, in fact, have stranded costs (as originally estimated in 1998). Despite this ruling, the Texas Utility Commission denied our recovery of approximately $180 million of the interest portion of the excess mitigation credits already paid by us and refused to terminate future excess mitigation credits. In January 2005, we filed a writ of mandamus petition with the Texas Supreme Court asking that court to order the Texas Utility Commission to terminate immediately the payment of all excess mitigation credits and to ensure full recovery of all excess mitigation credits. Although we believe we have meritorious arguments, a writ of mandamus is an extraordinary remedy and no prediction can be made as to the ultimate outcome or timing of the mandamus petition. If the Supreme Court denies our mandamus petition, we will continue to pursue this issue through regular appellate mechanisms. On March 1, 2005, a non-unanimous settlement was filed in Docket No. 30774, which involves the adjustment of RRI's Price-to-Beat. Under the terms of that settlement, the excess mitigation credits being paid by us would be terminated as of April 29, 2005. The Texas Utility Commission approved the settlement on March 9, 2005.

   Customers

      We serve nearly all of the Houston/Galveston metropolitan area. Our customers consist of municipalities, electric cooperatives, other distribution companies and approximately 56 retail electric providers in our certificated service area. Each retail electric provider is licensed by, and must meet creditworthiness criteria established by, the Texas Utility Commission. Two of these retail electric providers are subsidiaries of RRI. Sales to subsidiaries of RRI represented approximately 83%, 78% and 71% of our transmission and distribution revenues in 2002, 2003 and 2004, respectively. Our billed receivables balance from retail electric providers as of December 31, 2004 was $102 million. Approximately 69% of this amount was owed by subsidiaries of RRI. We do not have long-term contracts with any of our customers. We operate on a continuous billing cycle, with meter readings being conducted and invoices being distributed to retail electric providers each business day.

   Competition

      There are no other transmission and distribution utilities in our service area. In order for another provider of transmission and distribution services to provide such services in our territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in our service area at this time.

   Seasonality

      A significant portion of our revenues is derived from rates that we collect from each retail electric provider based on the amount of electricity we distribute on behalf of such retail electric provider. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

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

      As of March 1, 2005, we had outstanding approximately $253 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. Additionally, under the General Mortgage, we had outstanding approximately $3.3 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held to secure certain additional pollution control bonds for which CenterPoint Energy is obligated, approximately $229 million held to secure pollution control bonds for which we are obligated and approximately $1.3 billion aggregate principal amount of general mortgage bonds to secure the borrowings under a collateralized term loan due in November 2005. Any drawings on our $1.3 billion credit agreement entered into in March 2005 must be secured by general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      Electric Lines -- Overhead. As of December 31, 2004, we owned 26,669 pole miles of overhead distribution lines and 3,612 circuit miles of overhead transmission lines, including 452 circuit miles operated at 69,000 volts, 2,083 circuit miles operated at 138,000 volts and 1,077 circuit miles operated at 345,000 volts.

      Electric Lines -- Underground. As of December 31, 2004, we owned 15,244 circuit miles of underground distribution lines and 18.8 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 14.3 circuit miles operated at 138,000 volts.

      Substations. As of December 31, 2004, we owned 225 major substation sites having total installed rated transformer capacity of 46,424 megavolt amperes.

      Service Centers. We operate 16 regional service centers located on a total of 404 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

      Franchises. We have franchise contracts with 90 of the 91 cities in our service area. The remaining city has enacted an ordinance that governs the placement of utility facilities in its streets. These franchises and this ordinance, typically having a term of 50 years, give us the right to construct, operate and maintain our transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses in exchange for payment of a fee. The franchise for the City of Houston is scheduled to expire in 2007.

      DISCONTINUED OPERATIONS

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", our operating subsidiaries which were distributed in connection with the Restructuring are presented as discontinued operations in the consolidated financial statements for 2002.

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

      CenterPoint Energy received an order from the SEC under the 1935 Act on June 30, 2003 and supplemental orders thereafter relating to its financing activities and those of its regulated subsidiaries, including us, as well as other matters. The orders are effective until June 30, 2005. As of December 31, 2004, the orders generally permitted CenterPoint Energy and its subsidiaries, including us, to issue securities to refinance indebtedness outstanding at June 30, 2003, and authorized CenterPoint Energy and its subsidiaries, including us, to issue certain incremental external debt securities and common and preferred stock through June 30, 2005 in specified amounts, without prior authorization from the SEC. The orders also contain certain requirements regarding ratings of CenterPoint Energy's securities, interest rates, maturities, issuance expenses and use of proceeds. The orders require that we maintain a ratio of common equity to total capitalization of at least 30%. We intend to file an application for approval of our post-June 30, 2005 financing activities.

      The United States Congress from time to time considers legislation that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

FEDERAL ENERGY REGULATORY COMMISSION

      We are not a "public utility" under the Federal Power Act and therefore are not generally regulated by the Federal Energy Regulatory Commission (FERC), although certain of our transactions are subject to limited FERC jurisdiction.

STATE AND LOCAL REGULATION

      We conduct operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers our present service area and facilities. In addition, we hold non-exclusive franchises, typically having a term of 50 years, from the incorporated municipalities in our service territory. These franchises give us the right to construct, operate and maintain our transmission and distribution system within the streets and public ways of these municipalities for the purpose of delivering electric service to the municipality, its residents and businesses in exchange for payment of a fee. The franchise for the City of Houston is scheduled to expire in 2007.

      All retail electric providers in our service area pay the same rates and other charges for transmission and distribution services.

      Our distribution rates charged to retail electric providers for residential customers are based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are based on peak demand. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under "postage stamp" rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services. Our transmission and distribution rates have been in effect since January 1, 2002, when electric competition began. This regulated delivery charge includes the transmission and distribution rate (which includes costs for nuclear decommissioning and municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a transition charge associated with securitization of regulatory assets and an excess mitigation credit imposed by the Texas Utility Commission.

                              ENVIRONMENTAL MATTERS

      Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of electric transmission and distribution systems we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

      -     restricting the way we can handle or dispose of our wastes;

      - limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

      - requiring remedial action to mitigate pollution conditions caused by our operations, or attributable to former operations; and

      - enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

      In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

      -     construct or acquire new equipment; and

      -     modify or replace existing and proposed equipment.

      Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial requirements, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

      The trend in environmental regulation is to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

      We do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental remediation activities in which we are presently engaged will not materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of all material environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations.

AIR EMISSIONS

      Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions. We believe, however, that our operations will not be materially adversely affected by such requirements, and the requirements are not expected to be any more burdensome to us than to any other similarly situated companies.

WATER DISCHARGES

      Our operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of petroleum or other pollutants from our pipelines or facilities could result in fines or penalties as well as significant remedial obligations.

HAZARDOUS WASTE

      Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. RCRA currently exempts many natural gas gathering and field processing wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas exploration and production wastes are still regulated under state law and the less stringent non-hazardous waste requirements of RCRA. Moreover, ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes, and waste compressor oils may be regulated as hazardous waste. The transportation of natural gas in pipelines may also generate some hazardous wastes that are subject to RCRA or comparable state law requirements.

LIABILITY FOR REMEDIATION

      The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), also known as "Superfund," and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released, and companies that disposed or arranged for disposal of hazardous substances at offsite locations such as landfills. In the course of our ordinary operations we generate wastes that may fall within the definition of a "hazardous substance." CERCLA authorizes the United States Environmental Protection Agency (EPA) and, in some cases, third parties to take actions in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

LIABILITY FOR PREEXISTING CONDITIONS

      Asbestos. A number of facilities owned by CenterPoint Energy contain significant amounts of asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations owned by CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy but currently owned by Texas Genco LLC. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the separation agreement between CenterPoint Energy and Texas Genco, ultimate financial responsibility for uninsured losses relating to these claims has been assumed by Texas Genco, but under the terms of its agreement to sell Texas Genco to Texas Genco LLC, CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from Texas Genco LLC. Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that we do not consider to have merit and do not believe, based on our experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

                                   EMPLOYEES

      As of December 31, 2004, we had 2,952 full-time employees, including 1,272 employees covered by collective bargaining agreements.

                                  RISK FACTORS

PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESS

   WE MAY NOT BE SUCCESSFUL IN TIMELY RECOVERING THE FULL VALUE OF OUR TRUE-UP COMPONENTS.

      On March 31, 2004, we filed the final true-up application required by the Texas electric restructuring law with the Texas Utility Commission. Our requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback payable to us by a former affiliate. In December 2004, the Texas Utility Commission approved a final order in our true-up proceeding authorizing us to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by us. Other parties have also appealed the order, seeking to reduce the amount authorized for our recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals. A failure by us to recover the full value of our true-up components may have an adverse impact on our results of operations, financial condition and cash flows.

   OUR RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS.

      Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. Currently, we do business with approximately 56 retail electric providers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments on a timely basis. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations. RRI, through its subsidiaries, is our largest customer. Approximately 69% of our $102 million in billed receivables from retail electric providers at December 31, 2004 was owed by subsidiaries of RRI.

   RATE REGULATION OF OUR BUSINESS MAY DELAY OR DENY OUR ABILITY TO EARN A REASONABLE RETURN AND FULLY RECOVER OUR COSTS.

      Our rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of our invested capital and our expenses incurred in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. While rate regulation in Texas is premised on providing an opportunity to recover reasonable and necessary operating expenses and to earn a reasonable return on our invested capital, there can be no assurance that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

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

   OUR REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

      A significant portion of our revenues is derived from rates that we collect from each retail electric provider based on the amount of electricity we distribute on behalf of such retail electric provider. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

   IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

      As of December 31, 2004, we had $3.6 billion of outstanding indebtedness on a consolidated basis. As of March 11, 2005, approximately $1.3 billion principal amount of this debt must be paid through 2006, excluding principal repayments of approximately $101 million on transition bonds. The success of our future financing efforts may depend, at least in part, on:

      -     the timing and amount of our recovery of the true-up components;

      -     general economic and capital market conditions;

      -     credit availability from financial institutions and other lenders;

      -     investor confidence in us and the market in which we operate;

      -     maintenance of acceptable credit ratings by us and CenterPoint
            Energy;

      - market expectations regarding our future earnings and probable cash flows;

      - market perceptions of our ability to access capital markets on reasonable terms;

      - our exposure to RRI as our customer and in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy;

      -     provisions of relevant tax and securities laws; and

      - our ability to obtain approval of specific financing transactions under the 1935 Act.

      As of March 1, 2005, we had $3.3 billion principal amount of general mortgage bonds outstanding and $253 million of first mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $500 million of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2004, we have agreed under the $1.3 billion collateralized term loan maturing in November 2005 to not issue, subject to certain exceptions, more than $200 million of any incremental secured or unsecured debt. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds. Our $1.3 billion credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money we issue in excess of $200 million be used to repay borrowings under such facility.

      Our capital structure and liquidity will be affected significantly by the securitization of approximately $1.8 billion of costs authorized for recovery in our proceeding regarding the transition to competitive retail markets in Texas.

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

   AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOWS AND EARNINGS.

      As of December 31, 2004, we had $1.3 billion of outstanding floating-rate debt owed to third parties. The interest rate spreads on such debt are substantially above our historical interest rate spreads. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. While we may seek to use interest rate swaps in order to hedge portions of our floating-rate debt, we may not be successful in obtaining hedges on acceptable terms. An increase in short-term interest rates could result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

   THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

      Our ratings and credit may be impacted by CenterPoint Energy's credit standing. As of March 11, 2005, CenterPoint Energy and its subsidiaries other than us have approximately $518 million principal amount of debt required to be paid through 2006. This amount excludes amounts related to capital leases, securitization debt and indexed debt securities obligations. We cannot assure you that CenterPoint Energy and its other subsidiaries will be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected and the repayment of notes receivable from CenterPoint Energy in the amount of $815 million as of December 31, 2004 could be adversely affected.

   WE ARE AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY. CENTERPOINT ENERGY CAN EXERCISE SUBSTANTIAL CONTROL OVER OUR BUSINESS AND OPERATIONS AND COULD DO SO IN A MANNER THAT IS ADVERSE TO OUR INTERESTS.

      We are managed by officers and employees of CenterPoint Energy. Our management will make determinations with respect to the following:

      -     our payment of dividends;

      -     decisions on our financings and our capital raising activities;

      -     mergers or other business combinations; and

      -     our acquisition or disposition of assets.

      There are no contractual restrictions on our ability to pay dividends to CenterPoint Energy. Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. Under the 1935 Act, our ability to pay dividends is restricted by the SEC's requirement that common equity as a percentage of total capitalization must be at least 30% after the payment of any dividend. Under our credit facilities, our ability to pay dividends is restricted by a covenant that debt, excluding transition bonds, as a percentage of total capitalization may not exceed 68%.

OTHER RISKS

   WE COULD INCUR LIABILITIES ASSOCIATED WITH BUSINESSES AND ASSETS THAT WE HAVE TRANSFERRED TO OTHERS.

      Under some circumstances, we could incur liabilities associated with assets and businesses we no longer own. These assets and businesses were previously owned by Reliant Energy, Incorporated directly or through subsidiaries and include:

      - those transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001; and

      - those transferred to Texas Genco in connection with its organization and capitalization.

      In connection with the organization and capitalization of RRI, RRI and its subsidiaries assumed liabilities associated with various assets and businesses transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy, Incorporated has not been released from the liability in connection with the transfer, we or CenterPoint Energy could be responsible for satisfying the liability.

      RRI reported in its Annual Report on Form 10-K for the year ended December 31, 2004 that as of December 31, 2004 it had $5.2 billion of total debt and its unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI's creditors might be made against us as its former owner.

      Reliant Energy and RRI are named as defendants in a number of lawsuits arising out of power sales in California and other West Coast markets and financial reporting matters. Although these matters relate to the business and operations of RRI, claims against Reliant Energy have been made on grounds that include the effect of RRI's financial results on Reliant Energy's historical financial statements and liability of Reliant Energy as a controlling shareholder of RRI. We could incur liability if claims in one or more of these lawsuits were successfully asserted against us or CenterPoint Energy and indemnification from RRI were determined to be unavailable or if RRI were unable to satisfy indemnification obligations owed with respect to those claims.

      In connection with the organization and capitalization of Texas Genco, Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were held by us and we were not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. In connection with the sale of Texas Genco's fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC, the separation agreement CenterPoint Energy entered into with Texas Genco in connection with the organization and capitalization of Texas Genco was amended to provide that all of Texas Genco's rights and obligations under the separation agreement relating to its fossil generation assets, including Texas Genco's obligation to indemnify us with respect to liabilities associated with the fossil generation assets and related business, were assigned to and assumed by Texas Genco LLC. In addition, under the amended separation agreement, Texas Genco is no longer liable for, and CenterPoint Energy has assumed and agreed to indemnify Texas Genco LLC against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies or other similar agreements held by CenterPoint Energy. If Texas Genco or Texas Genco LLC were unable to satisfy a liability that had been so assumed or indemnified against, and provided Reliant Energy had not been released from the liability in connection with the transfer, we could be responsible for satisfying the liability.

   WE, AS A SUBSIDIARY OF CENTERPOINT ENERGY, A HOLDING COMPANY, ARE SUBJECT TO REGULATION UNDER THE 1935 ACT. THE 1935 ACT AND RELATED RULES AND REGULATIONS IMPOSE A NUMBER OF RESTRICTIONS ON OUR ACTIVITIES.

      CenterPoint Energy and its subsidiaries, including us, are subject to regulation by the SEC under the 1935 Act. The 1935 Act, among other things, limits the ability of a holding company and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

      CenterPoint Energy received an order from the SEC under the 1935 Act on June 30, 2003 relating to its financing activities, which is effective until June 30, 2005. Although authorized levels of financing, together with current levels of liquidity, are believed to be adequate during the period the order is effective, unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

      We must seek a new financing order under the 1935 Act for approval of our post-June 30, 2005 financing activities before the current financing order expires on June 30, 2005. If we are unable to obtain a new financing order, we would generally be unable to engage in any financing transactions, including the refinancing of existing obligations after June 30, 2005.

      The United States Congress from time to time considers legislation that would repeal the 1935 Act. We cannot predict at this time whether this legislation or any variation thereof will be adopted or, if adopted, the effect of any such law on our business.

   OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

      In common with other companies in our line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system because we believe it to be cost prohibitive. If we were to sustain any loss of, or damage to, our transmission and distribution properties, we would be entitled to seek to recover such loss or damage through a change in our regulated rates, although there is no assurance that we ultimately would obtain any such rate recovery or that any such rate recovery would be timely granted. Therefore, we cannot assure you that we will be able to restore any loss of, or damage to, any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

ITEM 2. PROPERTIES

CHARACTER OF OWNERSHIP

      We own or lease our principal properties in fee, including our corporate office space. Most of our electric lines are located, pursuant to easements and other rights, on public roads or on land owned by others. For information regarding our properties, please read "Our Business -- Electric Transmission & Distribution Properties" in Item 1 of this report, which information is incorporated herein by reference.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SECURITY HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

      In 2003, we paid no dividends on our common shares. In 2004, we paid dividends on our common shares of $100 million to Utility Holding, LLC.

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

                                    OVERVIEW

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

      We provide electric transmission and distribution services to retail electric providers serving approximately 1.9 million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately 4.8 million people and includes Houston.

      On behalf of retail electric providers, we deliver electricity from power plants to substations and from one substation to another and to retail electric customers in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT). ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally owned electric utilities, rural electric cooperatives, independent generators, power marketers and retail electric providers. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. Transmission services are provided under tariffs approved by the Public Utility Commission of Texas (the Texas Utility Commission).

      Operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and other call center operations. Distribution services are provided under tariffs approved by the Texas Utility Commission.

                                EXECUTIVE SUMMARY

RECENT EVENTS

2004 TRUE-UP PROCEEDING

      Pursuant to the Texas Electric Choice Plan (the Texas electric restructuring law), we are permitted to recover certain costs associated with the transition to a competitive retail electric market in Texas. The amount of costs recoverable was determined in a true-up proceeding before the Texas Utility Commission. In March 2004, we filed the final true-up application required by the Texas electric restructuring law with the Texas Utility Commission. Our requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback from Reliant Resources, Inc., now known as Reliant Energy, Inc. (RRI). In June, July and September 2004, the Texas Utility Commission conducted hearings on and held public meetings addressing our true-up application. In December 2004, the Texas Utility Commission approved a final order in our true-up proceeding authorizing us to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. Based on our analysis of the Texas Utility Commission's final order, we recorded an after-tax charge to earnings in 2004 of $977 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations. Additionally, we have recorded other income of $226 million in the fourth quarter of 2004 representing the return on our true-up balance for the years 2002, 2003 and 2004 based on the Texas Utility Commission's final decision on this matter. In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by us. Other parties have also appealed the order, seeking to reduce the amount authorized for our recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

      In December 2004, we filed for approval of a financing order to issue transition bonds to securitize our true-up balance, which will be adjusted downward to reflect the benefit of certain deferred taxes previously recovered through rates, and upward to reflect the accrual of interest and payment of excess mitigation credits occurring after August 31, 2004. On March 9, 2005, the Texas Utility Commission issued its order allowing us to securitize approximately $1.8 billion and requiring that the benefit of certain deferred taxes be reflected as a reduction in the competition transition charge. We intend to issue transition bonds in this amount during 2005 but may be delayed in doing so by appeals of the securitization order. We also have filed an application for a competition transition charge to recover any portion of our adjusted true-up balance that we are not able to recover through the issuance of transition bonds. Hearings in this proceeding are scheduled for April 2005.

      The balance approved by the Texas Utility Commission in the 2004 True-Up Proceeding includes $699 million in environmental expenditures incurred by Texas Genco Holdings, Inc. (Texas Genco), of which approximately $50 million was not projected to be spent until 2005 and 2006. We have agreed to return to our customers any funds not expended on environmental projects by December 31, 2006. The December 2004 final order in the 2004 True-Up Proceeding requires us to demonstrate by January 31, 2007, that the $699 million has been actually spent on environmental projects or to refund our customers the unspent funds, along with interest.

SIGNIFICANT EVENTS IN 2005

      Resolution of legal proceedings relating to the 2004 True-Up Proceeding and recovery of amounts approved in the 2004 True-Up Proceeding are the most significant events facing us in 2005. We expect to use the proceeds received from these events to further repay a portion of our indebtedness, to pay dividends and for other general corporate purposes. In January 2005, we appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by us. Other parties have also appealed the order, seeking to reduce the amount authorized for our recovery. Although we believe we have meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

      In March 2005, we established a $200 million five-year revolving credit facility under which borrowings may be made at the London interbank offered rate (LIBOR) plus 75 basis points based on our current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings at any time at which more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      We also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance a $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Net proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money issued by us in excess of $200 million must be used to repay borrowings under the new facility. Based on our current credit ratings, borrowings under the facility can be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

2004 HIGHLIGHTS

      In addition to the extraordinary loss related to the 2004 True-Up Proceeding discussed above, our operating performance for 2004 compared to 2003 was affected by:

      -     the termination of revenues related to Excess Cost Over Market
            (ECOM) as of January 1, 2004 compared to ECOM revenues of $661 million recorded in 2003;

      - an increase in operating income of $135 million, excluding ECOM, primarily due to the absence of an $87 million reserve recorded in 2003 related to the final fuel reconciliation, excluding interest, and a $15 million reversal of this reserve in 2004;

      - an increase in other income of $226 million related to the return on our true-up balance as described above; and

      - continued customer growth, with the addition of over 47,000 metered electric customers.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

      -     the timing and amount of our recovery of the true-up components;

      - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, constraints placed on our activities or business by the 1935 Act, changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

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

      - commercial bank and financial market conditions, our access to capital, the cost of such capital, receipt of certain financing approvals under the 1935 Act, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

      -     actions by rating agencies;

      - non-payment for our services due to financial distress of our customers, including RRI;

      - the outcome of the pending securities lawsuits against us, Reliant Energy and RRI;

      - the ability of RRI to satisfy its obligations to us, including indemnity obligations;

      -     our ability to control costs;

      - the investment performance of CenterPoint Energy's employee benefit plans;

      - our internal restructuring or other restructuring options that may be pursued;

      - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us; and

      -     other factors discussed in Item 1 of this report under "Risk
            Factors."

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

      The following table sets forth selected financial data for the years ended December 31, 2002, 2003 and 2004, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                                         YEAR ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                       2002       2003        2004
                                                                    ---------   ---------   --------
                                                                               (IN MILLIONS)
Revenues:
    Electric revenues............................................   $  1,451    $  1,400    $  1,446
    ECOM revenues (1)............................................        697         661          --
    Transition bond revenues.....................................         74          63          75
                                                                    --------    --------    --------
          Total Revenues.........................................      2,222       2,124       1,521
Expenses:
    Operation and maintenance....................................        641         635         539
    Depreciation and amortization................................        238         246         248
    Taxes other than income taxes................................        213         198         203
    Transition bond expenses.....................................         34          25          37
                                                                    --------    --------    --------
          Total Expenses.........................................      1,126       1,104       1,027
                                                                    --------    --------    --------
Operating Income.................................................      1,096       1,020         494
Interest and other finance charges...............................       (285)       (361)       (345)
Return on true-up balance........................................         --          --         226
Other Income, net................................................         22           3          44
                                                                    --------    --------    --------
Income from Continuing Operations Before Income Taxes and
  Extraordinary Loss.............................................        833         662         419
Income Tax Expense...............................................       (286)       (230)       (137)
                                                                    --------    --------    --------
Income from Continuing Operations Before Extraordinary Loss......        547         432         282
Income from Discontinued Operations, net of tax..................        132          --          --
Extraordinary Loss, net of tax...................................         --          --        (977)
                                                                    --------    --------    --------
Net Income (Loss)................................................   $    679    $    432    $   (695)
                                                                    ========    ========    ========

------------
(1) In 2004, there were no non-cash ECOM revenues under the Texas electric restructuring law.

      2004 Compared to 2003. We reported operating income of $494 million for 2004, consisting of $456 million for the regulated electric transmission and distribution utility and $38 million for our transition bond company subsidiary that issued $749 million principal amount of transition bonds in 2001. For 2003, operating income totaled $1.0 billion, consisting of $321 million for the regulated electric transmission and distribution utility, $38 million for the transition bond company and $661 million of non-cash income associated with ECOM. Operating income in 2004 increased $31 million from continued customer growth and a $10 million gain on a land sale, partially offset by milder weather and decreased usage of $18 million and higher net transmission costs of $6 million. Operating income in 2004 was also favorably impacted by the absence of an $87 million reserve recorded in 2003 related to the final fuel reconciliation and a $15 million reversal of this fuel reserve in 2004. Additionally, the increase in other income of $226 million was related to the return on our true-up balance from January 1, 2002 through December 31, 2004. The items related to the fuel reserve and the return on our true-up balance were a result of the Texas Utility Commission's final orders in the fuel reconciliation and the 2004 True-Up Proceeding.

      Net loss for 2004 included an after-tax extraordinary loss of $977 million from a write-down of regulatory assets based on our analysis of the Texas Utility Commission's final order in the 2004 True-Up Proceeding.

      2003 Compared to 2002. We reported a decrease in operating income of $76 million for 2003 compared to 2002. Increased revenues from customer growth ($40 million) were more than offset by transition period revenues that only occurred in 2002 ($90 million) and decreased industrial demand, resulting in an overall decrease in electric revenues from the regulated electric transmission and distribution business of $62 million. Additionally, non-cash ECOM revenue decreased $36 million as a result of higher operating margins at Texas Genco based on its state-mandated capacity auctions. Operation and maintenance expenses decreased in 2003 compared to 2002 primarily due to the absence of purchased power costs that occurred in 2002 during the transition period to deregulation ($48 million), a decrease in labor costs as a result of work force reductions in 2002 ($13 million), non-recurring contract services expense primarily related to transition to deregulation in 2002 ($10 million) and lower bad debt expense related to transition revenues in 2002 ($10 million). These decreases were offset by an increase in expenses related to our final fuel reconciliation ($69 million) and an increase in benefits expense primarily due to increased pension costs ($18 million). Taxes other than income taxes decreased $15 million primarily due to the absence of gross receipts tax associated with transition period revenue in the first quarter of 2002 ($9 million). Other income, net decreased in 2003 compared to 2002 primarily due to the reversal of interest income related to our final fuel reconciliation ($30 million). Interest expense increased in 2003 compared to 2002, as a result of higher borrowing costs and increased debt levels.

      DISCONTINUED OPERATIONS

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," our operating subsidiaries that were distributed in connection with the Restructuring are presented as discontinued operations in the consolidated financial statements for 2002.

                                    LIQUIDITY

      Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, and working capital needs. Our principal cash requirements during 2005 include the following:

      -     the maturity of our $1.31 billion term loan;

      -     approximately $282 million of capital expenditures;

      - an estimated $77 million in refunds of excess mitigation credits (assuming they are terminated as of April 29, 2005); and

      -     $47 million of maturing transition bonds.

      Significant cash inflows in 2005 are expected to include cash proceeds of approximately $1.8 billion from the issuance of transition bonds.

      We expect that borrowings under our credit facilities, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for 2005. Our $1.31 billion term loan requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. Our $1.31 billion credit facility is expected to be utilized if the $1.31 billion term loan matures prior to the issuance of sufficient transition bonds. The credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money we issue in excess of $200 million be used to repay borrowings under the credit facility.

      We will distribute recovery of the true-up components not used to repay indebtedness to CenterPoint Energy through the payment of dividends. See "--Other Factors Affecting the Upstreaming of Cash to Parent."

      The 1935 Act regulates our financing ability, as more fully described in "--Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends" below.

      Capital Requirements. We anticipate investing up to an aggregate $1.4 billion in capital expenditures in the years 2005 through 2009. The following table sets forth our capital expenditures for 2004 and estimates of our capital requirements for 2005 through 2009 (in millions):

2004...........................  $ 235
2005...........................    282
2006...........................    295
2007...........................    295
2008...........................    271
2009...........................    272

      The following table sets forth estimates of our contractual obligations to make future payments for 2005 through 2009 and thereafter (in millions):

                                                                                               2010 AND
               CONTRACTUAL OBLIGATIONS(1)           TOTAL     2005   2006  2007  2008  2009   THEREAFTER
-------------------------------------------------  -------  -------  ----  ----  ----  -----  ----------
Long-term debt, including current portion(2).....  $ 3,610  $ 1,357  $ 54  $ 60  $ 66  $  73    $ 2,000
Capital leases...................................        1       --    --    --    --     --          1
Operating leases (3).............................       19        5     6     5     3     --         --
                                                   -------  -------  ----  ----  ----  -----    -------
 Total contractual cash obligations..............  $ 3,630  $ 1,362  $ 60  $ 65  $ 69  $  73    $ 2,001
                                                   =======  =======  ====  ====  ====  =====    =======

----------

(1) We expect to contribute approximately $10 million to our postretirement benefits plan in 2005 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(2) The amounts reflected for long-term debt obligations in the table above do not include interest and have been updated to reflect the new credit facilities established on March 7, 2005.

(3) For a discussion of operating leases, please read Note 9(a) to our consolidated financial statements.

      In October 2001, we were required by the Texas Utility Commission to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the 1998 transition plan and the Texas electric restructuring law. We recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation and, in January 2002, we began paying excess mitigation credits, which were to be paid over a seven-year period. The annual payment of excess mitigation credits is approximately $264 million. In January 2005, we filed a writ of mandamus petition with the Texas Supreme Court asking the court to order the Texas Utility Commission to terminate immediately the payment of all excess mitigation credits and to ensure full recovery of all excess mitigation credits. Although we believe we have meritorious arguments, a writ of mandamus is an extraordinary remedy and no prediction can be made as to the ultimate outcome or timing of the mandamus petition. If the Supreme Court denies our mandamus petition, we will continue to pursue this issue through regular appellate mechanisms. On March 1, 2005, a non-unanimous settlement was filed in Docket No. 30774, which involves the adjustment of RRI's Price-to-Beat. Under the terms of that settlement, the excess mitigation credits being paid by us would be terminated as of April 29, 2005. The Texas Utility Commission approved the settlement on March 9, 2005.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements.

      Credit Facilities. In March 2005, we established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on our current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings any time more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      We also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance a $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Net proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money we issue in excess of $200 million must be used to repay borrowings under the new facility. Based on our current credit ratings, borrowings under the facility can be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by our general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      Our $200 million and $1.31 billion credit facilities each contain covenants, including a debt, excluding transition bonds, to total capitalization covenant of 68% and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. Borrowings under our $200 million credit facility and our $1.31 billion credit facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred, so long as other customary terms and conditions are satisfied.

   As of March 11, 2005, we had the following credit facilities (in millions):

                                   AMOUNT UTILIZED AT
DATE EXECUTED   SIZE OF FACILITY     MARCH 11, 2005     TERMINATION DATE
-------------   ----------------   ------------------   ----------------
March 7, 2005    $          200       $          30       March 7, 2010
March 7, 2005             1,310                  --            (1)

--------

(1) Revolver until November 2005 with two-year term-out of borrowed moneys.

      Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by a wholly owned subsidiary. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of March 11, 2005. Amounts are expressed in millions.

                                                            TRANSITION
YEAR                    THIRD-PARTY  AFFILIATE   SUB-TOTAL    BONDS       TOTAL
-----                   -----------  ---------  ----------  ----------  ----------
2005..................  $     1,310  $     --   $    1,310   $     47   $    1,357
2006..................           --        --           --         54           54
2007..................           --        --           --         60           60
2008..................           --        --           --         66           66
2009..................           --        --           --         73           73
2010..................           30        --           30         80          110
2011..................           --        --           --         88           88
2012..................           46        --           46         99          145
2013..................          450        --          450        109          559
2014..................          300        --          300         --          300
2015..................           --       151          151         --          151
2017..................          128        --          128         --          128
2021..................          102        --          102         --          102
2023..................          200        --          200         --          200
2027..................           56        --           56         --           56
2033..................          312        --          312         --          312
                        -----------  --------   ----------   --------   ----------
Total.................  $     2,934  $    151   $    3,085   $    676   $    3,761
                        ===========  ========   ==========   ========   ==========

      As of March 11, 2005, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in millions.

                             ISSUED DIRECTLY       ISSUED AS      ISSUED AS COLLATERAL
                                 TO THIRD     COLLATERAL FOR THE    FOR CENTERPOINT
                                 PARTIES         COMPANY'S DEBT      ENERGY'S DEBT        TOTAL
                             ---------------  ------------------  --------------------  ---------
First Mortgage Bonds........     $     102       $       --              $   151        $     253
General Mortgage Bonds......         1,262            1,539                  527            3,328
                                 ---------       ----------              -------        ---------
         Total..............     $   1,364       $    1,539              $   678        $   3,581
                                 =========       ==========              =======        =========

      The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued as of December 31, 2004 is approximately $500 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on us and CenterPoint Energy expiring in November 2005 limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount. Additionally, our $1.31 billion credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money we issue in excess of $200 million be used to repay borrowings under the credit facility.

      The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in millions.

               FIRST MORTGAGE      GENERAL
YEAR               BONDS        MORTGAGE BONDS    TOTAL
-----          --------------   --------------   --------
2011..........   $       --       $       19     $     19
2015..........          151               --          151
2018..........           --               50           50
2019..........           --              200          200
2020..........           --               90           90
2026..........           --              100          100
2028..........           --               68           68
                 ----------       ----------     --------
Total.........   $      151       $      527     $    678
                 ==========       ==========     ========

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

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities on June 30, 2003 (June 2003 Financing Order). This order expires in June 2005; however, we will seek approval for subsequent participation in the money pool prior to that date. Our money pool borrowing limit under such financing orders is $600 million. At December 31, 2004, we had no borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of March 24, 2005, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                          MOODY'S                S&P                 FITCH
                                    -------------------  -------------------  -------------------
       COMPANY/INSTRUMENT           RATING  OUTLOOK (1)  RATING  OUTLOOK (2)  RATING  OUTLOOK (3)
----------------------------------  ------  -----------  ------  -----------  ------  -----------
CenterPoint Houston Senior Secured
  Debt (First Mortgage Bonds).....   Baa2    Stable       BBB      Negative    BBB+     Stable

----------

(1) A "stable" outlook from Moody's indicates that Moody's does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2) An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3) A "stable" outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

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

      A decline in credit ratings would increase borrowing costs under our $200 million credit facility and our $1.31 billion credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions.

      Borrowings under our $200 million credit facility and our $1.31 billion facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred.

      Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of February 28, 2005, CenterPoint Energy had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

      Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

      -     increases in interest expense in connection with debt refinancings;

      -     various regulatory actions;

      - the ability of RRI and its subsidiaries to satisfy their obligations as our principal customer and in respect of RRI's indemnity obligations to us; and

      -     various of the risks identified in "Risk Factors."

      Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends. Limitations imposed on us under the 1935 Act affect our ability to issue securities, pay dividends on our common stock or take other actions that affect our capitalization.

      Our secured term loan and each of our credit facilities limit our debt, excluding transition bonds, as a percentage of our total capitalization to 68%. Our $1.31 billion and $200 million credit facilities also contain EBITDA to interest covenants.

      Our parent, CenterPoint Energy, is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our parent's activities and those of its subsidiaries other than Texas Genco, including us. The 1935 Act, among other things, limits our parent's ability and the ability of its regulated subsidiaries, including us, to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

      The June 2003 Financing Order is effective until June 30, 2005. Additionally, CenterPoint Energy has received several subsequent orders which provide additional financing authority. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its regulated subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. As of February 28, 2005, we are authorized to issue an additional aggregate $273 million of debt and an aggregate $250 million of preferred stock and preferred securities. The SEC has reserved jurisdiction over, and must take further action to permit the issuance of $250 million of additional debt by us.

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

      Other Factors Affecting the Upstreaming of Cash to Parent. Our term loan, subject to certain exceptions, limits the application of proceeds from capital markets transactions over $200 million by us to repayment of debt existing as of November 2002. Additionally, our $1.31 billion credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money we issue in excess of $200 million be used to repay borrowings under the credit facility.

      We will distribute recovery of the true-up components not used to repay our indebtedness to CenterPoint Energy through the payment of dividends. We require SEC action to approve any dividends in excess of our current and retained earnings. To maintain our capital structure at the appropriate levels, CenterPoint Energy may reinvest funds in us in the form of equity contributions or intercompany loans. Under the orders described under " -- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends," our member's equity as a percentage of total capitalization generally must be at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization.

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

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. We continue to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $1.9 billion of recoverable electric generation-related regulatory assets as of December 31, 2004. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations.

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

UNBILLED ENERGY REVENUES

      Revenues related to the delivery of electricity are generally recorded when electricity is delivered to customers. However, the determination of electricity deliveries to individual customers is based on the reading of their meters, which is performed on a systematic basis throughout the month. At the end of each month, amounts of electricity delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is estimated. Unbilled electricity delivery revenue is estimated each month based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience. As additional information becomes available, or actual amounts are determinable, the recorded estimates are revised. Consequently, operating results can be affected by revisions to prior accounting estimates.

                          NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2(l) to the consolidated financial statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

                            OTHER SIGNIFICANT MATTERS

      Pension Plan. As discussed in Note 7(a) to the consolidated financial statements, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2005 is estimated to be $9 million based on an expected return on plan assets of 8.5% and a discount rate of 5.75% as of December 31, 2004. Pension expense for the year ended December 31, 2004 was $23 million. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

      Quasi-Reorganization. On December 30, 2004, the Manager of CenterPoint Houston adopted a plan for an accounting reorganization of the company, to be effective as of January 1, 2005. The plan was adopted in order to eliminate the accumulated retained earnings deficit that exists at our company.

      The plan we adopted required: (1) a report to be presented to and reviewed by our Manager on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on our financial statements, (2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by our Manager on or before February 28, 2005 that the accounting reorganization is inconsistent with our regulatory obligations. We are continuing to work to complete the valuation analysis and the effects on our financial statements of the accounting reorganization, and on February 23, 2005, our Manager extended until May 10, 2005 the time for making the determination described in (3) of the preceding sentence.

      An accounting reorganization, sometimes called a "quasi-reorganization," allows a company to extinguish a negative retained earnings balance. It involves restating a company's assets and its liabilities to their fair values. The negative balance in the retained earnings account is then brought to zero through a reduction in the other capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. As of December 31, 2004, we had an accumulated retained earnings deficit of approximately $245 million. This deficit stemmed from the accounting effects of the extraordinary loss recorded in connection with the Texas Utility Commission's order related to the 2004 True-Up Proceeding. In addition to eliminating the accumulated deficit in retained earnings and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, we would be required to implement any accounting standards that have been issued but not yet adopted.

      We are seeking to eliminate the negative retained earnings balance because restrictions contained in the 1935 Act require registered public utility holding companies and their subsidiaries, like us, to obtain express authorization from the SEC to pay dividends when current or retained earnings are insufficient to do so. Eliminating the negative retained earnings balance will permit current earnings not utilized to pay dividends to more quickly build up a retained earnings balance. Under 1935 Act regulations, we could pay dividends out of this balance during periods when current earnings may not be adequate to do so.

      ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      We have outstanding long-term debt, which subjects us to the risk of loss associated with movements in market interest rates.

      Our floating-rate obligations aggregated $1.3 billion at both December 31, 2003 and 2004. If the floating interest rates were to increase by 10% from December 31, 2004 rates, our combined interest expense would increase by a total of $1.4 million each month in which such increase continued.

      At December 31, 2003 and 2004, we had outstanding fixed-rate debt aggregating $2.5 billion and $2.4 billion, respectively, in principal amount and having a fair value of $2.6 billion in both 2003 and 2004. These instruments are fixed-rate and therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 6 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $103 million if interest rates were to decline by 10% from their levels at December 31, 2004. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                                    YEAR ENDED DECEMBER 31,
                                                            -----------------------------------------
                                                                2002           2003          2004
                                                            -----------    -----------    -----------
                                                                          (IN THOUSANDS)
REVENUES.................................................   $ 2,221,618    $ 2,124,237    $ 1,521,105
                                                            -----------    -----------    -----------

EXPENSES:
 Operation and maintenance...............................       641,589        636,027        541,039
 Depreciation and amortization...........................       270,799        270,035        283,567
 Taxes other than income taxes...........................       212,988        197,989        202,661
                                                            -----------    -----------    -----------
     Total...............................................     1,125,376      1,104,051      1,027,267
                                                            -----------    -----------    -----------
OPERATING INCOME.........................................     1,096,242      1,020,186        493,838
                                                            -----------    -----------    -----------

OTHER INCOME (EXPENSE):
 Interest and other finance charges......................      (244,829)      (322,116)      (306,720)
 Interest on transition bonds............................       (40,069)       (39,196)       (37,967)
 Return on true-up balance...............................            --             --        226,324
 Other, net..............................................        21,988          3,299         43,467
                                                            -----------    -----------    -----------
     Total...............................................      (262,910)      (358,013)       (74,896)
                                                            -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
  AND EXTRAORDINARY LOSS.................................       833,332        662,173        418,942
 Income Tax Expense......................................      (285,882)      (230,401)      (136,921)
                                                            -----------    -----------    -----------

INCOME FROM CONTINUING OPERATIONS BEFORE EXTRAORDINARY
  LOSS...................................................       547,450        431,772        282,021
 Income from Discontinued Operations, net of tax.........       131,949             --             --
 Extraordinary Loss, net of tax..........................            --             --       (977,336)
                                                            -----------    -----------    -----------
NET INCOME (LOSS)........................................   $   679,399    $   431,772    $  (695,315)
                                                            ===========    ===========    ===========

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                 STATEMENTS OF CONSOLIDATED COMPREHENSIVE INCOME

                                                         YEAR ENDED DECEMBER 31,
                                                   ----------------------------------
                                                      2002        2003         2004
                                                   ----------   ---------   ---------
                                                              (IN THOUSANDS)
Net income (loss)...............................   $  679,399   $ 431,772   $(695,315)
                                                   ----------   ---------   ---------
Other comprehensive income, net of tax:
  Minimum non-qualified pension liability
    adjustment (net of tax of $1,015)...........        1,885          --          --
  Comprehensive income from discontinued
    operations (net of tax of $108,844).........      202,138          --          --
                                                   ----------   ---------   ---------
Other comprehensive income......................      204,023          --          --
                                                   ----------   ---------   ---------
Comprehensive income (loss).....................   $  883,422   $ 431,772   $(695,315)
                                                   ==========   =========   =========

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                                                  DECEMBER 31,
                                                                         ----------------------------
                                                                             2003            2004
                                                                         ------------    ------------
                                                                               (IN THOUSANDS)
                               ASSETS
CURRENT ASSETS:
 Cash and cash equivalents...........................................    $     30,720    $     24,928
 Accounts and notes receivable, net..................................          91,332         124,452
 Accounts and notes receivable -- affiliated companies, net..........             --           57,656
 Accrued unbilled revenues...........................................          71,507          74,089
 Inventory...........................................................          56,008          52,886
 Taxes receivable....................................................         184,634          62,078
 Deferred tax asset..................................................          65,034          78,656
 Other...............................................................          14,209          12,201
                                                                         ------------    ------------
     Total current assets............................................         513,444         486,946
                                                                         ------------    ------------
PROPERTY, PLANT AND EQUIPMENT, NET...................................       4,044,283       4,041,456
                                                                         ------------    ------------

OTHER ASSETS:
 Other intangibles, net..............................................          39,010          38,349
 Regulatory assets...................................................       4,896,439       3,328,865
 Notes receivable -- affiliated companies............................         814,513         814,513
 Other...............................................................          79,770          72,624
                                                                         ------------    ------------
     Total other assets..............................................       5,829,732       4,254,351
                                                                         ------------    ------------
     TOTAL ASSETS....................................................    $ 10,387,459    $  8,782,753
                                                                         ============    ============

                      LIABILITIES AND MEMBER'S EQUITY
CURRENT LIABILITIES:
 Current portion of long-term debt...................................    $     41,229    $  1,356,912
 Accounts payable....................................................          35,771          40,852
 Accounts and notes payable -- affiliated companies, net.............         109,282              --
 Taxes accrued.......................................................          82,650         104,862
 Interest accrued....................................................          64,769          67,897
 Regulatory liabilities..............................................         185,812         224,732
 Franchise fees accrued..............................................          33,677          35,817
 Other...............................................................          28,368          21,889
                                                                         ------------    ------------
     Total current liabilities.......................................         581,558       1,852,961
                                                                         ------------    ------------

OTHER LIABILITIES:
 Accumulated deferred income taxes, net..............................       1,864,960       1,377,199
 Unamortized investment tax credits..................................          55,845          48,874
 Benefit obligations.................................................          83,236         128,092
 Regulatory liabilities..............................................         923,038         648,305
 Notes payable -- affiliated companies...............................         379,900         150,850
 Accounts payable -- affiliated companies............................         398,984         303,472
 Other...............................................................          11,424          18,174
                                                                         ------------    ------------
     Total other liabilities.........................................       3,717,387       2,674,966
                                                                         ------------    ------------
LONG-TERM DEBT.......................................................       3,347,684       2,221,332
                                                                         ------------    ------------
COMMITMENTS AND CONTINGENCIES (NOTE 9)

MEMBER'S EQUITY......................................................       2,740,830       2,033,494
                                                                         ------------    ------------
     TOTAL LIABILITIES AND MEMBER'S EQUITY...........................    $ 10,387,459    $  8,782,753
                                                                         ============    ============

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                   2002           2003          2004
                                                               -----------    -----------    -----------
                                                                           (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss).........................................    $   679,399    $   431,772    $  (695,315)
 Discontinued operations, net of tax.......................        131,949             --             --
 Extraordinary loss, net of tax............................             --             --        977,336
                                                               -----------    -----------    -----------
 Income from continuing operations.........................        547,450        431,772        282,021
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization...........................        270,799        270,035        283,567
   Deferred income taxes...................................        352,421        388,934         85,514
   Amortization of deferred financing costs................         34,140         31,291         31,201
   Investment tax credit...................................         (4,689)        (6,895)        (6,971)
   Changes in other assets and liabilities:
    Accounts and notes receivable, net.....................       (275,089)         6,850        (35,702)
    Accounts receivable/payable, affiliates................          3,470        (47,559)        38,809
    Taxes receivable.......................................         11,758       (143,637)       235,242
    Inventory..............................................         20,978          3,933          3,122
    Accounts payable.......................................         (7,727)         3,409          3,580
    Fuel cost recovery.....................................        216,368             --             --
    Interest and taxes accrued.............................        (52,607)        (1,141)        25,340
    Net regulatory assets and liabilities..................     (1,025,836)      (770,648)      (518,368)
    Clawback payment from RRI..............................             --             --        176,600
    Other current assets...................................         (4,006)        (2,371)         2,008
    Other current liabilities..............................        (66,727)         4,313         (5,806)
    Other assets...........................................         74,070        (23,915)        (2,458)
    Other liabilities......................................        (18,464)       (15,586)       (34,869)
   Other, net..............................................             --          2,144            (29)
                                                               -----------    -----------    -----------
     Net cash provided by operating activities.............         76,309        130,929        562,801
                                                               -----------    -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Capital expenditures and other............................       (344,750)      (224,345)      (225,820)
                                                               -----------    -----------    -----------
     Net cash used in investing activities.................       (344,750)      (224,345)      (225,820)
                                                               -----------    -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Proceeds of long-term debt................................      1,310,000      1,257,762        229,050
 Decrease in short-term borrowings, net....................       (163,731)            --             --
 Increase (decrease) in short-term notes with
  affiliates, net..........................................       (223,310)        64,803       (185,997)
 Payments of long-term debt................................       (313,414)      (531,032)       (42,264)
 Decrease in long-term notes payable, affiliates...........       (550,000)      (703,100)      (229,050)
 Debt issuance costs.......................................        (59,574)       (35,216)       (15,709)
 Payment of common stock dividends.........................       (222,538)            --             --
 Dividend to parent........................................             --             --       (100,000)
 Other, net................................................            (46)            53          1,197
                                                               -----------    -----------    -----------
     Net cash provided by (used in) financing activities...       (222,613)        53,270       (342,773)
                                                               -----------    -----------    -----------
NET CASH PROVIDED BY DISCONTINUED OPERATIONS...............        558,492             --             --
                                                               -----------    -----------    -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......         67,438        (40,146)        (5,792)
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR.........          3,428         70,866         30,720
                                                               -----------    -----------    -----------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR...............    $    70,866    $    30,720    $    24,928
                                                               ===========    ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
 Cash Payments:
   Interest................................................    $   214,882    $   317,304    $   314,966
   Income taxes (refunds)..................................        (11,037)      (104,206)       (74,391)

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

          STATEMENTS OF CONSOLIDATED STOCKHOLDER'S AND MEMBER'S EQUITY

                                                   2002                         2003                      2004
                                           -----------------------    -------------------------    --------------------
                                            SHARES       AMOUNT          SHARES       AMOUNT       SHARES      AMOUNT
                                           --------    -----------    -----------   -----------    ------   -----------
                                                                  (THOUSANDS OF DOLLARS AND SHARES)
PREFERENCE STOCK, NONE OUTSTANDING......         --    $        --             --   $        --        --   $        --
CUMULATIVE PREFERRED STOCK, $0.01
  PAR VALUE; AUTHORIZED 20,000,000
  SHARES, NONE OUTSTANDING..............         --             --             --            --        --            --
COMMON STOCK, $0.01 PAR VALUE;
  AUTHORIZED 1,000,000,000 SHARES
 Balance, beginning of year.............    302,944          3,029              1             1         1             1
 Restructuring..........................   (302,943)        (3,028)            --            --        --            --
                                           --------    -----------    -----------   -----------    ------   -----------
 Balance, end of year...................          1              1              1             1         1             1
                                           --------    -----------    -----------   -----------    ------   -----------
ADDITIONAL PAID-IN-CAPITAL
 Balance, beginning of year.............         --      3,894,272             --     2,205,039        --     2,190,111
 Contribution from parent...............         --             --             --            --        --       112,686
 Other..................................         --             --             --       (14,928)       --       (24,707)
 Restructuring..........................         --     (1,689,233)            --            --        --
                                           --------    -----------    -----------   -----------    ------   -----------
 Balance, end of year...................         --      2,205,039             --     2,190,111        --     2,278,090
                                           --------    -----------    -----------   -----------    ------   -----------
UNEARNED ESOP STOCK
 Balance, beginning of year.............     (7,070)      (131,888)            --            --                      --
 Restructuring..........................      7,070        131,888             --            --                      --
                                           --------    -----------    -----------   -----------    ------   -----------
 Balance, end of year...................         --             --             --            --        --            --
                                           --------    -----------    -----------   -----------    ------   -----------
RETAINED EARNINGS (DEFICIT)
 Balance, beginning of year.............                 3,176,533                      118,946                 550,718
 Net income (loss)......................                   679,399                      431,772                (695,315)
 Common stock dividends - $0.91 per
   share in 2002........................                  (271,292)                          --                      --
 Dividend to parent.....................                        --                           --                (100,000)
 Restructuring..........................                (3,465,694)                          --                      --
                                                       -----------                  -----------             -----------
 Balance, end of year...................                   118,946                      550,718                (244,597)
                                                       -----------                  -----------             -----------
    TOTAL STOCKHOLDER'S AND
      MEMBER'S EQUITY...................               $ 2,323,986                  $ 2,740,830             $ 2,033,494
                                                       ===========                  ===========             ===========

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

(a) BACKGROUND

      CenterPoint Energy Houston Electric, LLC (CenterPoint Houston or the Company) engages in the transmission and distribution of electric energy in a 5,000 square mile area of the Texas Gulf Coast that includes Houston.

      The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002 as part of a corporate restructuring (Restructuring) of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the 1999 Texas Electric Choice Law (Texas electric restructuring law).

      CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its regulated subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

(b) BASIS OF PRESENTATION

      In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (SFAS No.
144), the Company's operating subsidiaries which were distributed in connection with the Restructuring are presented as discontinued operations in the consolidated financial statements for 2002.

(2) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) RECLASSIFICATIONS AND USE OF ESTIMATES

      In addition to the items discussed in Note 3, some amounts from the previous years have been reclassified to conform to the 2004 presentation of financial statements. These reclassifications do not affect net income.

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

(c) REVENUES

      The Company records revenue for electricity delivery under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience.

(d) LONG-LIVED ASSETS AND INTANGIBLES

      The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

                                                                     DECEMBER 31,
                                              ESTIMATED USEFUL   --------------------
                                                LIVES (YEARS)      2003        2004
                                              ----------------   --------    --------
                                                                     (IN MILLIONS)
Transmission...............................         28-75        $  1,277    $  1,308
Distribution...............................         18-55           4,136       4,255
Other......................................          5-50             672         682
                                                                 --------    --------
  Total....................................                         6,085       6,245
Accumulated depreciation...................                        (2,041)     (2,204)
                                                                 --------    --------
 Property, plant and equipment, net........                      $  4,044    $  4,041
                                                                 ========    ========

      The components of the Company's other intangible assets consist of the following:

                              DECEMBER 31, 2003             DECEMBER 31, 2004
                          ---------------------------   ------------------------
                           CARRYING      ACCUMULATED    CARRYING    ACCUMULATED
                            AMOUNT       AMORTIZATION    AMOUNT     AMORTIZATION
                          ----------     ------------   --------    ------------
                                 (IN MILLIONS)
Land Use Rights........     $     48         $   (9)     $   48       $  (10)

      The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of December 31, 2004. The Company amortizes acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 40 to 75 years for land use rights.

      Amortization expense for other intangibles for 2002, 2003 and 2004 was $1 million in each year. Estimated amortization expense for the five succeeding fiscal years is $1 million per year.

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

(e) REGULATORY ASSETS AND LIABILITIES

      The Company applies the accounting policies established in SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 2003 and 2004:

                                                                         DECEMBER 31,
                                                                       -----------------
                                                                        2003      2004
                                                                       -------   -------
                                                                         (IN MILLIONS)
Recoverable electric generation-related regulatory assets...........   $ 3,226   $ 1,946
Securitized regulatory asset........................................       682       647
Unamortized loss on reacquired debt.................................        80        80
Estimated removal costs.............................................      (232)     (249)
Other long-term regulatory assets/liabilities.......................        32        32
                                                                       -------   -------
  Total.............................................................   $ 3,788   $ 2,456
                                                                       =======   =======

      If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Company would be required to write-off or write-down these regulatory assets and liabilities. During 2004, the Company wrote-off net regulatory assets of $1.5 billion in response to the Public Utility Commission of Texas' (Texas Utility Commission) order on the Company's final true-up application. For further discussion of regulatory assets, see Note 4.

      The Company's rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2003 and 2004, these removal costs of $232 million and $249 million, respectively, are classified as regulatory liabilities in the Consolidated Balance Sheets. The Company has also identified other asset retirement obligations that cannot be estimated because the assets associated with the retirement obligations have an indeterminate life.

(f) DEPRECIATION AND AMORTIZATION EXPENSE

      Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated recovery period. Other amortization expense includes amortization of regulatory assets and other intangibles. See Notes 2(d) and 4(a) for additional discussion of these items.

      The following table presents depreciation and amortization expense for 2002, 2003 and 2004.

                                                         YEAR ENDED DECEMBER 31,
                                                         -----------------------
                                                          2002     2003    2004
                                                         ------   ------  ------
                                                             (IN MILLIONS)
Depreciation expense..................................   $ 217    $ 228   $ 229
Amortization expense..................................      54       42      55
                                                         -----    -----   -----
 Total depreciation and amortization..................   $ 271    $ 270   $ 284
                                                         =====    =====   =====

(g) ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

      Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates. AFUDC is capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 2002, 2003 and 2004, the Company capitalized AFUDC of $4 million, $3 million and $2 million, respectively.

(h) INCOME TAXES

      The Company is included in the consolidated income tax returns of CenterPoint Energy. The Company calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy. Pursuant to the tax sharing agreement with CenterPoint Energy, in 2004 the Company received an allocation of CenterPoint Energy's tax benefits totaling $113 million. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences. Investment tax credits were deferred and are being amortized over the estimated lives of the related property. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy. For additional information regarding income taxes, see Note 8.

(i) ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

      Accounts and notes receivable, net, are net of an allowance for doubtful accounts of $3 million and $2 million at December 31, 2003 and 2004, respectively. The provision for doubtful accounts in the Company's Statements of Consolidated Operations for 2002, 2003 and 2004 was $10 million, $-0- and $1 million, respectively.

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

(l) NEW ACCOUNTING PRONOUNCEMENTS

      In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51" (FIN 46). FIN 46 requires certain variable interest entities to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. On December 24, 2003, the FASB issued a revision to FIN 46 (FIN 46-R). For special-purpose entities (SPEs) created before February 1, 2003, the Company applied the provisions of FIN 46 or FIN 46-R as of December 31, 2003. FIN 46-R is effective for all other entities for financial periods ending after March 15, 2004.

      On May 19, 2004, the FASB issued a FASB Staff Position (FSP) addressing the appropriate accounting and disclosure requirements for companies that sponsor a postretirement health care plan that provides prescription drug benefits. The new guidance from the FASB was deemed necessary as a result of the 2003 Medicare prescription law, which includes a federal subsidy for qualifying companies. FSP 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP 106-2), requires that the effects of the federal subsidy be considered an actuarial gain and treated like similar gains and losses and requires certain disclosures for employers that sponsor postretirement health care plans that provide prescription drug benefits. The FASB's related existing guidance, FSP 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003," was superseded upon the effective date of FSP 106-2. The Company adopted FSP 106-2 prospectively in July 2004 with no material effect on its results of operations, financial condition or cash flows.

(3) DISCONTINUED OPERATIONS AND QUASI-REORGANIZATION

      In accordance with SFAS No. 144, the Company's operating subsidiaries which were distributed in connection with the Restructuring are presented as discontinued operations in the consolidated financial statements for 2002.

      Total revenues included in discontinued operations for the eight months ended August 31, 2002 were $10 billion and have been restated to reflect Reliant Resources, Inc.'s (now named Reliant Energy, Inc.) (RRI) adoption of Emerging Issues Task Force (EITF) Issue No. 02-3, "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities." Income from discontinued operations for the eight months ended August 31, 2002 is reported net of income tax expense of $254 million.

      Quasi-Reorganization. On December 30, 2004, the Manager of the Company adopted a plan for an accounting reorganization of the Company, to be effective as of January 1, 2005. The plan was adopted in order to eliminate the accumulated retained earnings deficit that exists at the Company.

      The plan adopted by the Company required: (1) a report to be presented to and reviewed by the Company's Manager on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on the Company's financial statements,
(2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by the Company's Manager on or before February 28, 2005 that the accounting reorganization is inconsistent with the Company's regulatory obligations. The Company is continuing to work to complete the valuation analysis and the effects on the Company's financial statements of the accounting reorganization, and on February 23, 2005, the Company's Manager extended until May 10, 2005 the time for making the determination described in
(3) of the preceding sentence.

      An accounting reorganization, sometimes called a "quasi-reorganization," allows a company to extinguish a negative retained earnings balance. It involves restating a company's assets and its liabilities to their fair values. The negative balance in the retained earnings account is then brought to zero through a reduction in the other capital accounts, giving the company a "fresh start" with a zero balance in retained earnings. As of December 31, 2004, the

Company had an accumulated retained earnings deficit of approximately $245 million. This deficit stemmed from the accounting effects of the extraordinary loss recorded in connection with the Texas Utility Commission's order related to the 2004 True-Up Proceeding (defined below). In addition to eliminating the accumulated deficit in retained earnings and restating assets and liabilities to fair value, if a quasi-reorganization were implemented, the Company would be required to implement any accounting standards that have been issued but not yet adopted.

      The Company is seeking to eliminate the negative retained earnings balance because restrictions contained in the 1935 Act require registered public utility holding companies and their subsidiaries, like the Company, to obtain express authorization from the Securities and Exchange Commission (SEC) to pay dividends when current or retained earnings are insufficient to do so. Eliminating the negative retained earnings balance will permit current earnings not utilized to pay dividends to more quickly build up a retained earnings balance. Under 1935 Act regulations, the Company could pay dividends out of this balance during periods when current earnings may not be adequate to do so.

(4) REGULATORY MATTERS

(a) 2004 TRUE-UP PROCEEDING

      In March 2004, the Company filed the final true-up application required by the Texas electric restructuring law with the Texas Utility Commission (2004 True-Up Proceeding). The Company's requested true-up balance was $3.7 billion, excluding interest and net of the retail clawback from RRI described below. In June, July and September 2004, the Texas Utility Commission conducted hearings on, and held public meetings addressing, the Company's true-up application. In December 2004, the Texas Utility Commission approved a final order in the Company's true-up proceeding (2004 Final Order) authorizing the Company to recover $2.3 billion including interest through August 31, 2004, subject to adjustments to reflect the benefit of certain deferred taxes and the accrual of interest and payment of excess mitigation credits after August 31, 2004. As a result of the 2004 Final Order, the Company wrote-off net regulatory assets of $1.5 billion and recorded a related income tax benefit of $526 million, resulting in an after-tax charge of $977 million, which is reflected as an extraordinary loss in the Company's Statements of Consolidated Operations. The Company recorded an expected loss of $894 million in the third quarter of 2004 and increased this amount by $83 million in the fourth quarter of 2004 based on the Company's assessment of the amounts ultimately recoverable. In January 2005, the Company appealed certain aspects of the final order seeking to increase the true-up balance ultimately recovered by the Company. Other parties have also appealed the order, seeking to reduce the amount authorized for the Company's recovery. Although the Company believes it has meritorious arguments and that the other parties' appeals are without merit, no prediction can be made as to the ultimate outcome or timing of such appeals.

      The Company has recorded as a regulatory asset a return of $374 million on the true-up balance for the period from January 1, 2002 through December 31, 2004 as allowed by the Texas Utility Commission's 2004 Final Order. The Company, under the 2004 Final Order, will continue to accrue a return until the true-up balance is recovered by the Company, either from rate payers or through a securitization offering as discussed below. The rate of return is based on the Company's cost of capital, established in the Texas Utility Commission's final order issued in October 2001 (2001 Final Order), which is derived from the Company's cost to finance assets and an allowance for earnings on shareholders' investment. Accordingly, in accordance with SFAS No. 92, "Regulated Enterprises
- Accounting for Phase-in Plans," the rate of return has been bifurcated into components representing a return of costs to finance assets and an allowance for earnings on shareholders' investment. The component representing a return of costs to finance assets of $226 million has been recognized in the fourth quarter of 2004 and is included in other income in the Company's Statements of Consolidated Operations. The component representing a return of costs to finance assets will continue to be recognized as earned going forward. The component representing an allowance for earnings on shareholders' investment of $148 million has been deferred and will be recognized as it is collected through rates in the future.

      In November 2004, RRI paid $177 million to the Company, representing the "retail clawback" determined by the Texas Utility Commission in the 2004 True-Up Proceeding. The Texas electric restructuring law requires the Texas Utility Commission to determine the retail clawback if the formerly integrated utility's affiliated retail electric provider retained more than 40 percent of its residential price-to-beat customers within the utility's service area as of January 1, 2004 (offset by new customers added outside the service territory). That retail clawback is a credit against the stranded costs the utility is entitled to recover and was reflected in the $2.3 billion recovery authorized. Under the terms of a master separation agreement between RRI and the Company, RRI agreed to pay the Company the amount of the retail clawback determined by the Texas Utility Commission. The payment was used by the Company to reduce outstanding indebtedness.

      The Texas electric restructuring law provides for the use of special purpose entities to issue transition bonds for the economic value of generation-related regulatory assets and stranded costs. These transition bonds will be amortized over a period not to exceed 15 years through non-bypassable transition charges. In October 2001, a special purpose subsidiary of the Company issued $749 million of transition bonds to securitize certain generation-related regulatory assets. These transition bonds have a final maturity date of September 15, 2015 and are non-recourse to the Company and its subsidiaries other than to the special purpose issuer. Payments on the transition bonds are made solely out of funds from non-bypassable transition charges.

      In December 2004, the Company filed for approval of a financing order to issue transition bonds to securitize its true-up balance. On March 9, 2005, the Texas Utility Commission issued a financing order allowing the Company to securitize approximately $1.8 billion and requiring that the benefit of certain deferred taxes be reflected as a reduction in the competition transition charge. The Company anticipates that a new special purpose subsidiary of the Company will issue bonds in one or more series through an underwritten offering. Depending on market conditions and the impact of possible appeals of the financing order, among other factors, the Company anticipates completing such an offering in 2005.

      In January 2005, the Company filed an application for a competition transition charge to recover its true-up balance. The Company will adjust the amount sought through that charge to the extent that it is able to securitize any of such amount. Under the Texas Utility Commission's rules, the unrecovered true-up balance to be recovered through the competition transition charge earns a return until fully recovered.

      In the 2001 Final Order, the Texas Utility Commission established the transmission and distribution rates that became effective in January 2002. Based on its 2001 revision of the 1998 stranded cost estimates, the Texas Utility Commission determined that the Company had over-mitigated its stranded costs by redirecting transmission and distribution depreciation and by accelerating depreciation of generation assets as provided under its 1998 transition plan and the Texas electric restructuring law. In the 2001 Final Order, the Company was required to reverse the amount of redirected depreciation and accelerated depreciation taken for regulatory purposes as allowed under the 1998 transition plan and the Texas electric restructuring law. In accordance with the 2001 Final Order, the Company recorded a regulatory liability to reflect the prospective refund of the accelerated depreciation, and in January 2002 the Company began paying excess mitigation credits, which were to be paid over a seven-year period with interest at 7 1/2% per annum. The annual payment of excess mitigation credits is approximately $264 million. In its December 2004 final order in the 2004 True-Up Proceeding, the Texas Utility Commission found that the Company did, in fact, have stranded costs (as originally estimated in 1998). Despite this ruling, the Texas Utility Commission denied the Company recovery of approximately $180 million of the interest portion of the excess mitigation credits already paid by the Company and refused to terminate future excess mitigation credits. In January 2005, the Company filed a writ of mandamus petition with the Texas Supreme Court asking that court to order the Texas Utility Commission to terminate immediately the payment of all excess mitigation credits and to ensure full recovery of all excess mitigation credits. Although the Company believes it has meritorious arguments, a writ of mandamus is an extraordinary remedy and no prediction can be made as to the ultimate outcome or timing of the mandamus petition. If the Supreme Court denies the Company's mandamus petition, it will continue to pursue this issue through regular appellate mechanisms. On March 1, 2005, a non-unanimous settlement was filed in Docket No. 30774, which involves the adjustment of RRI's Price-to-Beat. Under the terms of that settlement, the excess mitigation credits being paid by the Company would be terminated as of April 29, 2005. The Texas Utility Commission approved the settlement on March 9, 2005.

(b) FINAL FUEL RECONCILIATION

      On March 4, 2004, an Administrative Law Judge (ALJ) issued a Proposal for Decision (PFD) relating to the Company's final fuel reconciliation. The Company reserved $117 million, including $30 million of interest, in the fourth quarter of 2003 reflecting the ALJ's recommendation. On April 15, 2004, the Texas Utility Commission affirmed the PFD's finding in part, reversed in part, and remanded one issue back to the ALJ. On May 28, 2004, the Texas Utility Commission approved a settlement of the remanded issue and issued a final order which reduced the disallowance. As a result of the final order, the Company reversed $23 million, including $8 million of interest, of the $117 million reserve recorded in the fourth quarter of 2003. The results of the Texas Utility Commission's final decision are a component of the 2004 True-Up Proceeding. The Company has appealed certain portions of the Texas Utility Commission's final order involving a disallowance of approximately $67 million relating to the final fuel reconciliation plus interest of $10 million. Briefs on this issue were filed on January 5, 2005, and a hearing on this issue is scheduled for April 22, 2005.

(5) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

(a) RELATED PARTY TRANSACTIONS

      From time to time, the Company has receivables from, or payables to, CenterPoint Energy or its subsidiaries.

                                                                DECEMBER 31,   DECEMBER 31,
                                                                    2003           2004
                                                                ------------   ------------
                                                                       (IN MILLIONS)
Accounts receivable from affiliates..........................     $    50        $    17
Accounts payable to affiliates...............................         (46)           (32)
Notes receivable/(payable) -- affiliated companies (1).......        (113)            73
                                                                  -------        -------
   Accounts and notes receivable/(payable) -- affiliated
     companies, net..........................................     $  (109)       $    58
                                                                  =======        =======

Long-term notes receivable -- affiliated companies (2).......     $   815        $   815
                                                                  =======        =======

Long-term notes payable -- affiliated companies (3)..........     $  (380)       $  (151)
                                                                  =======        =======

Long-term accounts payable -- affiliated companies (4) ......     $  (399)       $  (303)
                                                                  =======        =======

----------

(1)   This note represents money pool borrowings and investments.

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

      For the years ended December 31, 2002, 2003 and 2004, the Company had net interest income (expense) related to affiliate borrowings of $(72) million, $(19) million and $18 million, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $116 million in both 2002 and 2003 and $102 million in 2004, and are included primarily in operation and maintenance expenses.

      Although the former retail sales business is no longer conducted by the Company, retail customers remained regulated customers of the Company through the date of their first meter reading in January 2002. During this transition period, the Company purchased $48 million of power from Texas Genco.

      In 2004, the Company paid a dividend of $100 million to Utility Holding, LLC.

(b) MAJOR CUSTOMER TRANSACTIONS

      During 2002, 2003 and 2004, revenues derived from energy delivery charges provided by the Company to a subsidiary of RRI totaled $820 million, $948 million and $882 million, respectively.

(6) LONG-TERM DEBT AND SHORT-TERM BORROWINGS

                                                           DECEMBER 31, 2003        DECEMBER 31, 2004
                                                         ----------------------   ----------------------
                                                         LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                                         ---------   ----------   ---------   ----------
                                                                           (IN MILLIONS)
Long-term debt:
 First mortgage bonds 9.15% due 2021(2)...............    $   102       $ --       $   102      $   --
 General mortgage bonds 5.60% to 6.95% due 2013 to
  2033(2).............................................      1,262         --         1,262          --
 Pollution control bonds 3.625% to 5.60% due 2012 to
  2027(3).............................................         --         --           229          --
 Term loan, LIBOR plus 9.75%, due 2005(4).............      1,310         --            --       1,310
 Series 2001-1 Transition Bonds 3.84% to 5.63% due
  2005 to 2013(5).....................................        676         41           629          47
 Other................................................         (2)        --            (1)         --
                                                          -------       ----       -------      ------
 Long-term debt to third parties......................      3,348         41         2,221       1,357
 Notes payable to affiliate 4.90% to 6.70%(6).........        380         --           151          --
Short-term borrowings from affiliates.................         --        113            --          --
                                                          -------       ----       -------      ------
   Total borrowings...................................    $ 3,728       $154       $ 2,372      $1,357
                                                          =======       ====       =======      ======

----------

(1)   Includes amounts due within one year of the date noted.

(2) Excludes $151 million of first mortgage bonds and $527 million of general mortgage bonds that the Company has issued as collateral for long-term debt of CenterPoint Energy and $1.5 billion of general mortgage bonds that the Company has issued as collateral for its debt. Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3)   These series of debt are secured by the Company's general mortgage bonds.

(4) Under the term loan, the London interbank offered rate (LIBOR) rate is subject to a floor of 3%. This collateralized term loan is secured by the Company's general mortgage bonds.

(5) The Series 2001-1 Transition Bonds were issued by one of the Company's subsidiaries, and are non-recourse to the Company. For further discussion of the securitization financing, see Note 4(a).

(6) Notes payable to affiliate at December 31, 2004 have the same principal amounts and interest rates as pollution control bond obligations of CenterPoint Energy that are secured by first mortgage bonds of the Company.

(a) SHORT-TERM BORROWINGS FROM AFFILIATES

      The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. The Company is authorized to borrow up to a limit of $600 million from the money pool. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met with borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding company systems under the 1935 Act and with the orders we have received pursuant to the 1935 Act. Authority for the money pool participation expires on June 30, 2005; however, renewal will be sought prior to that time. As of December 31, 2003, the Company had borrowed approximately $113 million from its affiliates, which had a weighted average interest rate of 5.0%. The Company had no borrowings from its affiliates at December 31, 2004.

(b) LONG-TERM DEBT

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

      In March 2005, the Company established a $200 million five-year revolving credit facility under which borrowings can be made at LIBOR plus 75 basis points based on the Company's current credit rating. An additional utilization fee of
12.5 basis points applies to borrowings at any time at which more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      The Company also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance a $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Net proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money issued by the Company in excess of $200 million must be used to repay borrowings under the new facility. Based on the Company's current credit ratings, borrowings under the facility can be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by the Company's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      The amounts, maturities and interest rates of the intercompany debt payable to CenterPoint Energy of $151 million at December 31, 2004, effectively match the amounts, maturities and interest rates of certain pollution control bond obligations of CenterPoint Energy that are secured by the Company's first mortgage bonds.

      The aggregate amount of additional general mortgage bonds and first mortgage bonds that could be issued is approximately $500 million based on estimates of the value of the Company's property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on the Company under its term loan limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

      As of December 31, 2004, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in millions.

                                                                      ISSUED AS        ISSUED AS COLLATERAL
                                             ISSUED DIRECTLY TO   COLLATERAL FOR THE     FOR CENTERPOINT
                                               THIRD PARTIES        COMPANY'S DEBT         ENERGY'S DEBT       TOTAL
                                             ------------------   ------------------   --------------------   -------
First Mortgage Bonds......................       $  102              $   --                     $ 151         $   253
General Mortgage Bonds....................        1,262               1,539                       527           3,328
                                                 ------              ------                     -----         -------
    Total.................................       $1,364              $1,539                     $ 678         $ 3,581
                                                 ======              ======                     =====         =======

      Securitization. The Company's financing subsidiary had $676 million aggregate principal amount of outstanding transition bonds at December 31, 2004. Classes of the transition bonds have final maturity dates of September 15, 2007, September 15, 2009, September 15, 2011 and September 15, 2015 and bear interest at rates of 3.84%, 4.76%, 5.16% and 5.63%, respectively. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as the Company's long-term debt, although the holders of the transition bonds have no recourse to any of the Company's assets or revenues, and the Company's creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Company's financing subsidiary. The Company has no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between the Company and its financing subsidiary and in an intercreditor agreement among the Company, its financing subsidiary and other parties.

      Maturities. The Company's consolidated maturities of long-term debt for the years 2005 to 2009 are shown in the table below. Amounts are expressed in millions.

         YEAR           THIRD-PARTY  TRANSITION BONDS    TOTAL
         ----           -----------  ----------------  ---------
2005..................   $   1,310      $       47     $   1,357
2006..................          --              54            54
2007..................          --              60            60
2008..................          --              66            66
2009..................          --              73            73

      Liens. As of December 31, 2004, the Company's assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking or improvement fund and replacement fund requirements for 2002, 2003 and 2004 have been satisfied by certification of property additions. The replacement fund requirement satisfied in 2005 is approximately $147 million, and the sinking or improvement fund requirement satisfied in 2005 is approximately $3 million. The Company expects to meet these 2005 obligations by certification of property additions. As of December 31, 2004, the Company's assets were also subject to liens securing approximately $3.3 billion of general mortgage bonds, which are junior to the liens of the first mortgage bonds.

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

      CenterPoint Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to the Company based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy's participating subsidiaries. The Company recognized pension expense of $7 million, $26 million and $23 million for the years ended December 31, 2002, 2003 and 2004, respectively.

      In addition to the plan, the Company participates in CenterPoint Energy's non-qualified benefit restoration plan, which allows participants to retain the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on these benefits or on the level of compensation on which these benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million for each of the years ended December 31, 2002, 2003 and 2004.

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

      Savings plan benefit expense was $14 million, $11 million and $12 million for the years ended December 31, 2002, 2003 and 2004, respectively.

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

      The Company is required to fund a portion of its obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis. The net postretirement benefit cost includes the following components:

                                                         YEAR ENDED DECEMBER 31,
                                                         ----------------------
                                                          2002    2003     2004
                                                         -----    -----    ----
                                                              (IN MILLIONS)
Service cost--benefits earned during the period........  $   1    $   1    $  1
Interest cost on projected benefit obligation..........     13       16      16
Expected return on plan assets.........................     (7)      (9)    (10)
Net amortization.......................................      6        8       9
                                                         -----    -----    ----
Net postretirement benefit cost........................  $  13    $  16    $ 16
                                                         =====    =====    ====

      The Company used the following assumptions to determine net postretirement benefit costs:

                                          YEAR ENDED DECEMBER 31,
                                         ------------------------
                                         2002      2003     2004
                                         -----     ----     -----
Discount rate........................    7.25%     6.75%    6.25%
Expected return on plan assets.......     9.5%      9.0%     8.5%

      In determining net periodic benefits cost, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

      Following are reconciliations of the Company's beginning and ending balances of its postretirement benefit plans benefit obligation, plan assets and funded status for 2003 and 2004.

                                                                      YEAR ENDED DECEMBER 31,
                                                                      -----------------------
                                                                       2003         2004
                                                                      -------    -----------
                                                                           (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation, beginning of year..................   $   176    $       272
Service cost.......................................................         1              1
Interest cost......................................................        16             16
Benefits paid......................................................       (13)           (14)
Participant contributions..........................................         1              1
Transfer from affiliate............................................        62             23
Plan amendments....................................................        (1)             -
Actuarial (gain) loss..............................................        30             17
                                                                      -------    -----------
Accumulated benefit obligation, end of year........................       272    $       316
                                                                      =======    ===========
CHANGE IN PLAN ASSETS
Plan assets, beginning of year.....................................   $    74    $       111
Benefits paid......................................................       (13)           (14)
Employer contributions.............................................        10              9
Participant contributions..........................................         1              1
Transfer from affiliate............................................        23             17
Actual investment return...........................................        16             11
                                                                      -------    -----------
Plan assets, end of year...........................................   $   111    $       135
                                                                      =======    ===========
RECONCILIATION OF FUNDED STATUS
Funded status......................................................   $  (161)   $      (181)
Unrecognized transition obligation.................................        62             56
Unrecognized prior service cost....................................        18             (4)
Unrecognized actuarial loss........................................        31             40
                                                                      -------    -----------
Net amount recognized..............................................   $   (50)   $       (89)
                                                                      =======    ===========
AMOUNTS RECOGNIZED IN BALANCE SHEETS
Benefit obligations................................................   $   (50)   $       (89)
                                                                      -------    -----------
Net amount recognized at end of year...............................       (50)   $       (89)
                                                                      =======    ===========
ACTUARIAL ASSUMPTIONS
Discount rate......................................................      6.25%          5.75%
Expected long-term return on assets................................       8.5%           8.0%
Healthcare cost trend rate assumed for the next year...............     10.50%          9.75%
Rate to which the cost trend rate is assumed to decline
  (ultimate trend rate)............................................       5.5%           5.5%
Year that the rate reaches the ultimate trend rate.................      2011           2011
                                                                      December     December
Measurement date used to determine plan obligations and assets.....   31, 2003     31, 2004

   Assumed health care cost trend rates have a significant effect on the reported amounts for the Company's postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

                                                       1%        1%
                                                    INCREASE  DECREASE
                                                    --------  --------
                                                      (IN MILLIONS)
Effect on total of service and interest cost......   $   1     $   1
Effect on the postretirement benefit obligation...      14        12

      The following table displays the weighted average asset allocations as of December 31, 2003 and 2004 for the Company's postretirement benefit plans:

                                                DECEMBER 31,
                                                -----------
                                                2003   2004
                                                ----   ----
Domestic equity securities...................    41%    33%
International equity securities..............     9     11
Debt securities..............................    48     55
Cash.........................................     2      1
                                                ---    ---
  Total......................................   100%   100%
                                                ---    ---

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

      As part of the investment strategy discussed above, the Company has adopted and maintains the following asset allocation ranges for its postretirement benefit plans:

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

      The Company expects to contribute $10 million to its postretirement benefits plan in 2005. The following benefit payments are expected to be paid by the pension and postretirement benefit plans:

                                POSTRETIREMENT
                                   BENEFITS
                                --------------
                                 (IN MILLIONS)
2005.........................       $  18
2006.........................          19
2007.........................          20
2008.........................          21
2009.........................          22
2010-2014....................         116

(d) POSTEMPLOYMENT BENEFITS

      The Company participates in CenterPoint Energy's plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Postemployment benefits costs were $6 million, $3 million and $3 million in 2002, 2003 and 2004, respectively.

(e) OTHER NON-QUALIFIED PLANS

      The Company participates in CenterPoint Energy's deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of the Company. During 2002, 2003 and 2004, the Company recorded benefit expense relating to these programs of $2 million each year. Included in "Benefit Obligations" in the accompanying Consolidated Balance Sheets at December 31, 2003 and 2004 was $18 million and $20 million, respectively, relating to deferred compensation plans.

(f) OTHER EMPLOYEE MATTERS

      As of December 31, 2004, the Company had 2,952 full-time employees. Of these employees, 43.1% are covered by collective bargaining agreements.

(8) INCOME TAXES

      The Company's current and deferred components of income tax expense are as follows:

                                      YEAR ENDED DECEMBER 31,
                                     ------------------------
                                      2002     2003      2004
                                     -----    ------    -----
                                          (IN MILLIONS)
Current
 Federal..........................   $ (62)   $ (152)   $  57
 State............................      --        --        2
                                     -----    ------    -----
    Total current.................     (62)     (152)      59
                                     -----    ------    -----
Deferred
 Federal..........................     348       382       78
                                     -----    ------    -----
    Total deferred................     348       382       78
                                     -----    ------    -----
Income tax expense................   $ 286    $  230    $ 137
                                     =====    ======    =====

      A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                    YEAR ENDED DECEMBER 31,
                                                    2002     2003     2004
                                                   -------  -------  -------
                                                        (IN MILLIONS)
Income from continuing operations before income
  taxes and extraordinary loss...................  $  833   $  662   $  419
 Federal statutory rate..........................      35%      35%      35%
                                                   ------   ------   ------
Income tax expense at statutory rate.............     292      232      147
                                                   ------   ------   ------
Increase (decrease) in tax resulting from:
 Amortization of investment tax credit...........      (5)      (7)      (7)
 Excess deferred taxes...........................      (2)      (4)      (4)
 Other, net......................................       1        9        1
                                                   ------   ------   ------
   Total.........................................      (6)      (2)     (10)
                                                   ------   ------   ------
Income tax expense...............................  $  286   $  230   $  137
                                                   ======   ======   ======
Effective Rate...................................    34.3%    34.8%    32.7%

      Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                                 DECEMBER 31,
                                                              ------------------
                                                                2003      2004
                                                              -------    -------
                                                                (IN MILLIONS)
Deferred tax assets:
 Current:
   Regulatory liabilities.................................    $    65    $    79
                                                              -------    -------
     Total current deferred tax assets....................         65         79
                                                              -------    -------
 Non-current:
   Employee benefits......................................         35         58
   Other..................................................          2          4
                                                              -------    -------
     Total non-current deferred tax assets................         37         62
                                                              -------    -------
     Total deferred tax assets............................        102        141
                                                              -------    -------
Deferred tax liabilities:
 Non-current:
   Depreciation...........................................        897        840
   Regulatory assets, net.................................        990        593
   Other..................................................         15          6
                                                              -------    -------
     Total deferred tax liabilities.......................      1,902      1,439
                                                              -------    -------
     Accumulated deferred income taxes, net...............    $ 1,800    $ 1,298
                                                              =======    =======

      The Company is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. The 1997 through 2003 consolidated federal income tax returns are currently under audit.

(9) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

      The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 2004, which primarily consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions).

2005..................   $  5
2006..................      6
2007..................      5
2008..................      3
2009..................      -
                         ----
 Total................   $ 19
                         ====

      Total lease expense for all operating leases was approximately $5 million, $5 million and $4 million for the years ended December 31, 2002, 2003 and 2004, respectively.

(b) LEGAL AND ENVIRONMENTAL MATTERS

Legal Matters

      RRI Indemnified Litigation

      The Company, CenterPoint Energy or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI, CenterPoint Energy and its subsidiaries, including the Company, are entitled to be indemnified by RRI for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries, including the Company, to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, some of these complaints have been dismissed by the trial court and are on appeal, several of which dismissals have been affirmed by the appellate courts, but most of the lawsuits remain in early procedural stages. The Company's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and, in some cases, corporate officers of some of those companies have been named as defendants in these suits.

      CenterPoint Energy or its and the Company's predecessor, Reliant Energy, have been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2004 and are pending in California state courts in Alameda County, Los Angeles County, San Francisco County, San Mateo County and San Diego County, in Nevada state court in Clark County, in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed CenterPoint Energy's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI , Reliant Energy, the underwriters of the initial public offering of RRI's common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004 the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the court granted in February 2005. The defendants have appealed the court's order certifying the class.

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

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by Reliant Energy. Two of the lawsuits have been dismissed without prejudice. Reliant Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by Reliant Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by Reliant Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held Reliant Energy or RRI securities, as well as restitution. In July 2004, another class action suit was filed in federal court on behalf of the Reliant Energy Savings Plan and a class consisting of participants in that plan against Reliant Energy and the Reliant Energy Benefits Committee. The allegations and the relief sought in the new suit are substantially similar to those in the previously pending suit; however, the new suit also alleges that Reliant Energy and its Benefits Committee breached their fiduciary duties to the Savings Plan and its participants by investing plan funds in Reliant Energy stock when Reliant Energy or its subsidiaries were allegedly manipulating the California energy market. On October 14, 2004, the plaintiff voluntarily dismissed the newly filed lawsuit.

      In October 2002, a derivative action was filed in the federal district court in Houston against the directors and officers of the Company. The complaint set forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleged that the defendants caused the Company to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleged breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint sought monetary damages on behalf of the Company as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. The Company's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a Company shareholder. The second letter demanded that the Company take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the board determined that these proposed actions would not be in the best interests of the Company. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on the Company before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

      The Company believes that none of the lawsuits described under Other Class Action Lawsuits has merit because, among other reasons, the alleged misstatements and omissions were not material and did not result in any damages to the plaintiffs.

Other Legal Matters

      Texas Antitrust Actions. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, the Company and CenterPoint Energy, as successors to Reliant Energy, Genco LP, RRI, Reliant Energy Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider with the ERCOT market, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and in July 2004, the plaintiff filed a notice of appeal. The Company is vigorously contesting the appeal. The ultimate outcome of this matter cannot be predicted at this time.

      In February 2005, Utility Choice Electric filed in federal court in Houston, Texas a lawsuit against the Company, CenterPoint Energy, CenterPoint Energy Gas Services, Inc., CenterPoint Energy Alternative Fuels, Inc., Genco LP and a number of other participants in the ERCOT power market. The plaintiff, a retail electricity provider with the ERCOT market, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws, intentionally interfered with prospective business relationships and contracts, and committed fraud and negligent misrepresentation. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. The Company intends to vigorously defend the case. The ultimate outcome of this matter cannot be predicted at this time.

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

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals held that all of the Three Cities' claims were barred by the jury's finding of laches, a defense similar to the statute of limitations, due to the Three Cities' having unreasonably delayed bringing their claims during the more than 30 years since the alleged wrongs began. The court also held that the Three Cities were not entitled to recover any attorneys' fees. The Three Cities filed a petition for review to the Texas Supreme Court, which declined to hear the case. Thus, the Three Cities' claims have been finally resolved in the Company's favor, but the individual claims of the 45 cities remain pending in the same court.

ENVIRONMENTAL MATTERS

      Asbestos. A number of facilities owned by CenterPoint Energy contain significant amounts of asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including the Company, have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations owned by CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy but currently owned by Texas Genco LLC. The Company anticipates that additional claims like those received may be asserted in the future. Under the terms of the separation agreement between CenterPoint Energy and Texas Genco, ultimate financial responsibility for uninsured losses relating to these claims has been assumed by Texas Genco, but under the terms of its agreement to sell Texas Genco to Texas Genco LLC, CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from Texas Genco LLC. Although their ultimate outcome cannot be predicted at this time, the Company intends to continue vigorously contesting claims that it does not consider to have merit and does not believe, based on its experience to date, that these matters, either individually or in the aggregate, will have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

                                                        DECEMBER 31, 2003      DECEMBER 31, 2004
                                                       --------------------   ------------------
                                                       CARRYING     FAIR      CARRYING    FAIR
                                                        AMOUNT      VALUE      AMOUNT     VALUE
                                                       --------   ---------   --------   -------
                                                                      (IN MILLIONS)
Financial liabilities:
  Long-term debt (excluding capital leases) ........   $  3,768   $   3,908   $  3,728   $ 3,910

(11) UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data is as follows:

                                             YEAR ENDED DECEMBER 31, 2003
                                         -----------------------------------
                                          FIRST    SECOND    THIRD    FOURTH
                                         QUARTER   QUARTER  QUARTER  QUARTER
                                         -------   -------  -------  -------
                                                   (IN MILLIONS)
Revenues...............................  $  447    $   482  $   653  $   542
Operating income.......................     206        235      383      196
Net income.............................      80         99      194       59

                                             YEAR ENDED DECEMBER 31, 2004
                                         -----------------------------------
                                          FIRST    SECOND    THIRD   FOURTH
                                         QUARTER  QUARTER   QUARTER  QUARTER
                                         -------  --------  -------  -------
                                                  (IN MILLIONS)
Revenues................................ $   329  $    374  $   446  $   372
Operating income........................      85       127      178      104
Income before extraordinary loss........       3        40       66      173
Extraordinary loss, net of tax..........      --        --     (894)     (83)
Net income (loss).......................       3        40     (828)      90

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of operations, comprehensive income, cash flows and stockholder's and member's equity for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, the Company distributed its ownership interest in certain subsidiaries on August 31, 2002. The results of operations of these subsidiaries for periods prior to the distribution are included in discontinued operations in the accompanying consolidated financial statements.

DELOITTE & TOUCHE LLP

Houston, Texas
March 22, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2004 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS of the Registrant

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      Aggregate fees billed to the Company during the fiscal years ending December 31, 2003 and 2004 by its principal accounting firm, Deloitte & Touche LLP, are set forth below. These fees do not include certain fees related to general corporate matters, financial reporting, tax and other fees which have not been allocated to the Company by CenterPoint Energy.

                                             YEAR ENDED DECEMBER 31,
                                          ------------     ------------
                                              2003             2004
                                          ------------     ------------
Audit fees..............................  $    395,900     $    430,000
Audit-related fees......................        20,000           46,100
                                          ------------     ------------
   Total audit and audit-related fees...       415,900          476,100
Tax fees................................            --               --
All other fees..........................            --               --
                                          ------------     ------------
   Total fees...........................  $    415,900     $    476,100
                                          ============     ============

      The Company is not required to have, and does not have, an audit committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.
  Statements of Consolidated Operations for the Three Years Ended December 31, 2004....................      29
  Statements of Consolidated Comprehensive Income for the Three Years Ended December 31, 2004..........      30
  Consolidated Balance Sheets at December 31, 2004 and 2003............................................      31
  Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2004....................      32
  Statements of Consolidated Stockholder's and Member's Equity for the Three Years Ended December 31,
   2004................................................................................................      33
  Notes to Consolidated Financial Statements...........................................................      34
  Report of Independent Registered Public Accounting Firm..............................................      53

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2004.

  II --  Qualifying Valuation Accounts.................................................................      56

      The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

    I, III, IV and V.

(a)(3) Exhibits.

    See Index of Exhibits beginning on page 58.

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2004
                                 (In Thousands)

                      COLUMN A                           COLUMN B    COLUMN C     COLUMN D      COLUMN E
-----------------------------------------------------   ----------   ---------   -----------   -----------
                                                                     ADDITIONS
                                                        BALANCE AT   ---------   DEDUCTIONS     BALANCE AT
                                                         BEGINNING    CHARGED       FROM         END OF
                     DESCRIPTION                         OF PERIOD   TO INCOME   RESERVES(1)     PERIOD
-----------------------------------------------------   ----------   ---------   -----------   -----------
Year Ended December 31, 2004:
  Accumulated provisions:
   Uncollectible accounts receivable.................   $    2,825   $     812   $   1,532     $     2,105
Year Ended December 31, 2003:
  Accumulated provisions:
   Uncollectible accounts receivable.................        4,726         324       2,225           2,825
Year Ended December 31, 2002:
  Accumulated provisions:
   Uncollectible accounts receivable.................       13,000      10,492      18,766           4,726

----------
(1) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 24th day of March, 2005.

                                      CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                                                  (Registrant)

                                       By:     /s/ DAVID M. MCCLANAHAN
                                           ------------------------------------
                                                   David M. McClanahan
                                                         Manager

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2005.

        SIGNATURE                                 TITLE
------------------------   ---------------------------------------------------

 /s/ DAVID M. MCCLANAHAN   Manager
------------------------
 (David M. McClanahan)     (Principal Executive Officer)

  /s/ GARY L. WHITLOCK     Executive Vice President and Chief Financial Officer
------------------------
  (Gary L. Whitlock)       (Principal Financial Officer)

   /s/ JAMES S. BRIAN      Senior Vice President and Chief Accounting Officer
------------------------
   (James S. Brian)        (Principal Accounting Officer)

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                                INDEX OF EXHIBITS

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                            SEC FILE OR
EXHIBIT                                                                                    REGISTRATION     EXHIBIT
NUMBER                  DESCRIPTION                 REPORT OR REGISTRATION STATEMENT          NUMBER       REFERENCE
-------     ----------------------------------    ------------------------------------     -------------   ---------
2(a)        Agreement and Plan of Merger          Joint Proxy Statement/ Prospectus          333-69502      Annex A
            among Reliant Energy,                 of REI contained in Registration
            Incorporated ("REI"), CenterPoint     Statement on Form S-4
            Energy, Inc. ("CNP") and Reliant
            Energy MergerCo, Inc. dated as of
            October 19, 2001

3(a)        Articles of Conversion of REI         Form 8-K dated August 31, 2002 filed          1-3187        3(a)
                                                  with the SEC on September 3, 2002

3(b)        Articles of Organization of           Form 8-K dated August 31, 2002 filed          1-3187        3(b)
            CenterPoint Energy Houston            with the SEC on September 3, 2002
            Electric, LLC ("CenterPoint
            Houston")

3(c)        Limited Liability Company             Form 8-K dated August 31, 2002                1-3187        3(c)

            Regulations of CenterPoint            Filed with the SEC on September 3,
            Houston                               2002

4(a)(1)     Mortgage and Deed of Trust, dated     HL&P's Form S-7 filed on August 25,          2-59748        2(b)
            November 1, 1944 between              1977
            Houston Lighting and Power
            Company ("HL&P") and Chase
            Bank of Texas, National
            Association (formerly, South
            Texas Commercial National Bank
            of Houston), as Trustee, as
            amended and supplemented by 20
            Supplemental Indentures thereto

4(a)(2)     Twenty-First through Fiftieth         HL&P's Form 10-K for the year ended           1-3187      4(a)(2)
            Supplemental Indentures to            December 31, 1989
            Exhibit 4(a)(1)

4(a)(3)     Fifty-First Supplemental              HL&P's Form 10-Q for the quarter              1-3187       4(a)
            Indenture to Exhibit 4(a)(1)          ended June 30, 1991
            dated as of March 25, 1991

4(a)(4)     Fifty-Second through Fifty- Fifth     HL&P's Form 10-Q for the quarter              1-3187        4
            Supplemental Indentures to            ended March 31, 1992
            Exhibit 4(a)(1) each dated as of
            March 1, 1992

4(a)(5)     Fifty-Sixth and Fifty-Seventh         HL&P's Form 10-Q for the quarter              1-3187        4
            Supplemental Indentures to            ended September 30, 1992
            Exhibit 4(a)(1) each dated as of
            October 1, 1992

                                                                                                       SEC FILE OR
EXHIBIT                                                                                               REGISTRATION    EXHIBIT
NUMBER                   DESCRIPTION                         REPORT OR REGISTRATION STATEMENT            NUMBER      REFERENCE
-------     ---------------------------------------    --------------------------------------------   ------------   ---------
4(a)(6)     Fifty-Eighth and Fifty-Ninth               HL&P's Form 10-Q for the quarter ended March      1-3187       4
            Supplemental Indentures to Exhibit         31, 1993
            4(a)(1) each dated as of March 1, 1993

4(a)(7)     Sixtieth Supplemental Indenture to         HL&P's Form 10-Q for the quarter ended June       1-3187       4
            Exhibit 4(a)(1) dated as of July 1,        30, 1993
            1993

4(a)(8)     Sixty-First through Sixty- Third           HL&P's Form 10-K for the year ended December      1-3187       4(a)(8)
            Supplemental Indentures to Exhibit         31, 1993
            4(a)(1) each dated as of December 1,
            1993

4(a)(9)     Sixty-Fourth and Sixty-Fifth               HL&P's Form 10-K for the year ended December      1-3187       4(a)(9)
            Supplemental Indentures to Exhibit         31, 1995
            4(a)(1) each dated as of July 1, 1995

4(b)(1)     General Mortgage Indenture, dated as of    Quarterly Report on Form 10-Q for the             1-3187       4(j)(1)
            October 10, 2002, between CenterPoint      quarterly period ended September 30, 2002
            Energy Houston Electric, LLC and
            JPMorgan Chase Bank, as Trustee

4(b)(2)     First Supplemental Indenture to Exhibit    Quarterly Report on Form 10-Q for the             1-3187       4(j)(2)
            4(b)(1), dated as of October 10,           quarterly period ended September 30, 2002
            2002

4(b)(3)     Second Supplemental Indenture to           Quarterly Report on Form 10-Q for the             1-3187       4(j)(3)
            Exhibit 4(b)(1), dated as of October       quarterly period ended September 30, 2002
            10, 2002

4(b)(4)     Third Supplemental Indenture to Exhibit    Quarterly Report on Form 10-Q for the             1-3187       4(j)(4)
            4(b)(1), dated as of October 10, 2002      quarterly period ended September 30, 2002


4(b)(5)     Fourth Supplemental Indenture to           Quarterly Report on Form 10-Q for the             1-3187       4(j)(5)
            Exhibit 4(b)(1), dated as of October       quarterly period ended September 30, 2002
            10, 2002

4(b)(6)     Fifth Supplemental Indenture to Exhibit    Quarterly Report on Form 10-Q for the             1-3187       4(j)(6)
            4(b)(1), dated as of October 10,2002       quarterly period ended September 30, 2002

4(b)(7)     Sixth Supplemental Indenture to Exhibit    Quarterly Report on Form 10-Q for the             1-3187       4(j)(7)
            4(b)(1), dated as of October 10, 2002      quarterly period ended September 30, 2002

4(b)(8)     Seventh Supplemental Indenture to          Quarterly Report on Form 10-Q for the             1-3187       4(j)(8)
            Exhibit 4(b)(1), dated as of October       quarterly period ended September 30, 2002
            10, 2002

4(b)(9)     Eighth Supplemental Indenture to           Quarterly Report on Form 10-Q for the             1-3187       4(j)(9)
            Exhibit 4(b)(1), dated as of October       quarterly period ended September 30, 2002
            10, 2002

4(b)(10)    Officer's Certificates dated October       CNP's Form 10-K for the year ended December      1-31447       4(c)(10)
            10, 2002, setting forth the form, terms    31, 2003
            and provisions of the First through
            Eighth Series of General Mortgage Bonds

                                                                                                      SEC FILE OR
EXHIBIT                                                                                               REGISTRATION     EXHIBIT
NUMBER                    DESCRIPTION                        REPORT OR REGISTRATION STATEMENT            NUMBER       REFERENCE
-------     ---------------------------------------   ---------------------------------------------   ------------    ---------
4(b)(11)    Ninth Supplemental Indenture to Exhibit   Annual Report on Form 10-K for the year ended       1-3187       4(k)(10)
            4(b)(1), dated as of November 12, 2002    December 31, 2002

4(b)(12)    Officer's Certificate dated October 10,   Form 10-K for the year ended December              1-31447       4(e)(12)
            2002, setting forth the form, terms and   31, 2003
            provisions of the Ninth Series of
            General Mortgage Bonds

4(b)(13)    Tenth Supplemental Indenture to Exhibit   Form 8-K dated March 13, 2003                       1-3187       4.1
            4(b)(1), dated as of March 18, 2003

4(b)(14)    Officer's Certificate dated March 18,     Form 8-K dated March 13, 2003                       1-3187       4.2
            2003 setting forth the form, terms and
            provisions of the Tenth Series and
            Eleventh Series of General Mortgage
            Bonds

4(b)(15)    Eleventh Supplemental Indenture to        Form 8-K dated May 16, 2003                         1-3187       4.1
            Exhibit 4(b)(1), dated as of May 23,
            2003

4(b)(16)    Officer's Certificate dated May 23,       Form 8-K dated May 16, 2003                         1-3187       4.2
            2003 setting forth the form, terms and
            provisions of the Twelfth Series of
            General Mortgage Bonds

4(b)(17)    Twelfth Supplemental Indenture to         Form 8-K dated September 9, 2003                    1-3187       4.2
            Exhibit 4(b)(1), dated as of September
            9, 2003

4(b)(18)    Officer's Certificate dated September     Form 8-K dated September 9, 2003                    1-3187       4.3
            9, 2003 setting forth the form, terms
            and provisions of the Thirteenth Series
            of General Mortgage Bonds

4(c)(1)     $1,310,000,000 Credit Agreement, dated    Annual Report on Form 10-K for the year ended       1-3187       4(c)(1)
            as of November 12, 2002, among            December 31, 2002
            CenterPoint Houston and the banks named
            therein

4(c)(2)     First Amendment to Exhibit 10(a)(1),      CNP's Form 10-Q for the quarter ended              1-31447       10.7
            dated as of September 3, 2003             September 30, 2003

4(c)(3)     Pledge Agreement, dated as of November    Annual Report on Form 10-K for the year ended       1-3187       4(c)(2)
            12, 2002 executed in connection with      December 31, 2002
            Exhibit 10(a)(1)

4(d)        $200,000,000 Credit Agreement dated as    Form 8-K dated March 7, 2005                        1-3187       4.2
            of March 7, 2005 among CenterPoint
            Houston and the banks named therein

4(e)        $1,310,000,000 Credit Agreement dated     Form 8-K dated March 7, 2005                        1-3187       4.3
            as of March 7, 2005 among CenterPoint
            Houston and the banks named therein

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

                                                                                        SEC FILE OR
EXHIBIT                                                                                 REGISTRATION    EXHIBIT
NUMBER                DESCRIPTION                   REPORT OR REGISTRATION STATEMENT       NUMBER      REFERENCE
-------   --------------------------------------    --------------------------------    ------------   ---------
+12       Computation of Ratio of Earnings to
          Fixed Charges

+31.1     Rule 13a-14(a)/15d-14(a)
          Certification of David M. McClanahan

+31.2     Rule 13a-14(a)/15d-14(a)
          Certification of Gary L. Whitlock

+32.1     Section 1350 Certification of David M.
          McClanahan

+32.2     Section 1350 Certification of Gary L.
          Whitlock