Form 10-Q
period 2005-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2005-05-11
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

                         _____________________________

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

As of May 1, 2005, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements................................................................     1
               Statements of Consolidated Income
                  Three Months Ended March 31, 2004 and 2005 (unaudited)...............................     1
               Consolidated Balance Sheets
                  December 31, 2004 and March 31, 2005 (unaudited).....................................     2
               Statements of Consolidated Cash Flows
                  Three Months Ended March 31, 2004 and 2005 (unaudited)...............................     4
               Notes to Unaudited Consolidated Financial Statements....................................     5
           Item 2. Management's Narrative Analysis of the Results of Operations........................    13
           Item 4. Controls and Procedures.............................................................    22
PART II.   OTHER INFORMATION
           Item 1. Legal Proceedings...................................................................    23
           Item 6. Exhibits............................................................................    23

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

      - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act), changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

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

      -     actions by rating agencies;

      - non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (formerly named Reliant Resources, Inc.)(RRI);

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

      - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us; and

      - other factors we discuss in "Risk Factors" beginning on page 10 of the CenterPoint Energy Houston Electric, LLC Annual Report on Form 10-K for the year ended December 31, 2004.

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

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                     ----------------------------
                                                                         2004            2005
                                                                     ------------    ------------
REVENUES.........................................................    $    330,313    $    344,994
                                                                     ------------    ------------
EXPENSES:
  Operation and maintenance......................................         133,280         139,307
  Depreciation and amortization..................................          65,073          75,446
  Taxes other than income taxes..................................          47,045          50,549
                                                                     ------------    ------------
      Total......................................................         245,398         265,302
                                                                     ------------    ------------
OPERATING INCOME.................................................          84,915          79,692
                                                                     ------------    ------------
OTHER INCOME (EXPENSE):
  Interest and other finance charges.............................         (77,087)        (75,448)
  Interest on transition bonds...................................          (9,674)         (9,220)
  Return on true-up balance......................................              --          34,082
  Other, net.....................................................           6,903          10,795
                                                                     ------------    ------------
      Total......................................................         (79,858)        (39,791)
                                                                     ------------    ------------

INCOME BEFORE INCOME TAXES.......................................           5,057          39,901
  Income Tax Expense.............................................          (1,752)        (11,773)
                                                                     ------------    ------------
NET INCOME ......................................................    $      3,305    $     28,128
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
                                   (UNAUDITED)

                                     ASSETS

                                                                                 DECEMBER 31,        MARCH 31,
                                                                                    2004               2005
                                                                                --------------     --------------
CURRENT ASSETS:
   Cash and cash equivalents................................................    $       24,928     $       10,414
   Accounts and notes receivable, net.......................................           124,452            115,628
   Accounts and notes receivable -- affiliated companies, net...............            57,656                 --
   Accrued unbilled revenues................................................            74,089             64,563
   Materials and supplies...................................................            52,886             50,513
   Taxes receivable.........................................................            62,078            126,647
   Deferred tax asset.......................................................            78,656             78,656
   Other....................................................................            12,201             11,741
                                                                                --------------     --------------
     Total current assets...................................................           486,946            458,162
                                                                                --------------     --------------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................         6,245,302          6,279,183
   Less accumulated depreciation and amortization...........................        (2,203,846)        (2,241,931)
                                                                                --------------     --------------
     Property, plant and equipment, net.....................................         4,041,456          4,037,252
                                                                                --------------     --------------
OTHER ASSETS:
   Other intangibles, net...................................................            38,349             38,189
   Regulatory assets........................................................         3,328,865          3,367,852
   Notes receivable -- affiliated companies.................................           814,513            814,513
   Other....................................................................            72,624             57,865
                                                                                --------------     --------------
     Total other assets.....................................................         4,254,351          4,278,419
                                                                                --------------     --------------

       TOTAL ASSETS.........................................................    $    8,782,753     $    8,773,833
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
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                                                 DECEMBER 31,        MARCH 31,
                                                                                    2004                2005
                                                                                --------------     --------------
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt.......................     $       46,806     $       49,352
   Current portion of other long-term debt.................................          1,310,106          1,310,107
   Accounts payable........................................................             40,852             26,313
   Accounts and notes payable -- affiliated companies, net.................                 --             74,377
   Taxes accrued...........................................................            104,862             46,698
   Interest accrued........................................................             67,897             39,170
   Regulatory liabilities..................................................            224,732            224,732
   Other...................................................................             57,706             55,912
                                                                                --------------     --------------
     Total current liabilities.............................................          1,852,961          1,826,661
                                                                                --------------     --------------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net..................................          1,377,199          1,390,821
   Unamortized investment tax credits......................................             48,874             47,131
   Benefit obligations.....................................................            128,092            127,519
   Regulatory liabilities..................................................            648,305            601,028
   Notes payable -- affiliated companies...................................            150,850            150,850
   Accounts payable -- affiliated companies................................            303,472            303,472
   Other...................................................................             18,174             15,390
                                                                                --------------     --------------
     Total other liabilities...............................................          2,674,966          2,636,211
                                                                                --------------     --------------
LONG-TERM DEBT:
   Transition bonds........................................................            628,903            610,453
   Other...................................................................          1,592,429          1,647,153
                                                                                --------------     --------------
     Total long-term debt..................................................          2,221,332          2,257,606
                                                                                --------------     --------------
COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 6)

MEMBER'S EQUITY:
   Common stock............................................................                  1                  1
   Paid-in capital.........................................................          2,278,090          2,269,823
   Retained deficit........................................................           (244,597)          (216,469)
                                                                                --------------     --------------
     Total member's equity.................................................          2,033,494          2,053,355
                                                                                --------------     --------------

       TOTAL LIABILITIES AND MEMBER'S EQUITY...............................     $    8,782,753     $    8,773,833
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
                                   (UNAUDITED)

                                                                                  THREE MONTHS ENDED MARCH 31,
                                                                                ---------------------------------
                                                                                     2004               2005
                                                                                --------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................      $        3,305     $       28,128
  Adjustments to reconcile net income to net cash provided by (used in)
    operating activities:
    Depreciation and amortization.........................................              65,073             75,446
    Amortization of deferred financing costs..............................               7,674              8,282
    Deferred income taxes.................................................              20,666             11,997
    Investment tax credits................................................              (1,743)            (1,743)
    Changes in other assets and liabilities:
      Accounts and notes receivable, net..................................             (12,951)            18,350
      Accounts receivable/payable, affiliates.............................              18,878            (14,298)
      Inventory...........................................................               2,145              2,373
      Accounts payable....................................................              (3,595)           (14,539)
      Taxes receivable....................................................              99,110            (64,569)
      Interest and taxes accrued..........................................             (82,087)           (95,158)
      Net regulatory assets and liabilities...............................             (57,638)           (88,007)
      Other current assets................................................               3,512                460
      Other current liabilities...........................................              (4,944)            (1,794)
      Other assets........................................................             (10,109)            (7,213)
      Other liabilities...................................................               8,411             (1,732)
    Other, net............................................................               2,136                 73
                                                                                --------------     --------------
        Net cash provided by (used in) operating activities...............              57,843           (143,944)
                                                                                --------------     --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and other..........................................             (44,863)           (53,484)
                                                                                --------------     --------------
        Net cash used in investing activities.............................             (44,863)           (53,484)
                                                                                --------------     --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term revolving credit facility, net................................                  --             55,000
  Proceeds from issuance of long-term debt................................             229,050                 --
  Payments of long-term debt..............................................             (14,013)           (16,252)
  Increase (decrease) in short-term notes with affiliates, net............              (2,894)           146,331
  Decrease in long-term notes payable, affiliates.........................            (229,050)                --
  Debt issuance costs.....................................................             (10,712)            (2,177)
  Other, net..............................................................                   7                 12
                                                                                --------------     --------------
      Net cash provided by (used in) financing activities.................             (27,612)           182,914
                                                                                --------------     --------------
NET DECREASE IN CASH AND CASH EQUIVALENTS.................................             (14,632)           (14,514)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................              30,720             24,928
                                                                                --------------     --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................      $       16,088     $       10,414
                                                                                ==============     ==============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest................................................................      $      108,789     $      108,563
  Income taxes (refunds)..................................................             (13,810)            76,088

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) BACKGROUND AND BASIS OF PRESENTATION

      General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the consolidated interim financial statements and notes (Interim Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston or the Company). The Interim Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2004 (CenterPoint Houston Form 10-K).

      Background. The Company owns and operates electric transmission and distribution facilities. The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan (Texas electric restructuring law).

      CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts.

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

      For information regarding certain legal and regulatory proceedings and environmental matters, see Note 6 to the Interim Financial Statements.

(2) NEW ACCOUNTING PRONOUNCEMENTS

      In March 2005, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

(3) REGULATORY MATTERS

(a) Recovery of True-Up Balance.

      During 2004, the Public Utility Commission of Texas (Texas Utility Commission) issued its final determination of the stranded costs and other amounts the Company will be entitled to recover from customers under the Texas electric restructuring law (True-Up Order). In that True-Up Order, the Texas Utility Commission authorized recovery of approximately $2.3 billion, including interest through August 31, 2004, and provided for adjustment of the amount to be recovered to reflect interest on the balance until recovery, the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004, and certain other matters. The Company had filed for recovery of $3.7 billion, not including interest. Both the Company and other parties filed appeals of the True-Up Order, and those appeals remain pending before a state district court in Travis County, Texas. A hearing on the True-Up Order appeal is scheduled for August 2005. In view of the Texas Utility Commission's ruling that EMCs must continue, even after the determination of stranded costs, the Company also filed with the Supreme Court of Texas (Texas Supreme Court) a petition for a writ of mandamus, seeking a ruling that the EMCs should terminate and that CenterPoint Houston should be allowed to recover fully the EMCs previously issued. The Texas Supreme Court has discretion to grant or reject the petition, and it has requested the parties to file briefs on issues raised in the petition, but it is still unknown whether the court will grant the relief requested or when it might complete its consideration of the petition.

      As a result of a settlement reached in a separate proceeding involving Reliant Energy, Inc.'s (RRI) Price-to Beat, EMCs were terminated as of April 29, 2005. Nevertheless, the Company will continue to pursue its writ of mandamus to recover the portion of EMCs the Company is not permitted to recover under the True-Up Order.

      The Company expects to recover the amounts authorized in the True-Up Order either through proceeds from the issuance of transition bonds under the Texas electric restructuring law or through the imposition of a non-bypassable charge called a Competition Transition Charge (CTC). On March 16, 2005, the Texas Utility Commission issued its written financing order to the Company. The financing order authorized the issuance of transition bonds under the terms of the Texas electric restructuring law in the amount of approximately $1.8 billion so that the Company could begin to recover its stranded costs and certain other amounts authorized under the Texas electric restructuring law.

      Several parties have filed appeals of the financing order with the district court in Travis County, Texas. Those appeals include, among other claims, assertions that transition bonds cannot be issued until after pending appeals of the True-Up Order are finally resolved, that the amount of transition bonds authorized was excessive based on the parties' views of the stranded costs that the Texas Utility Commission should have authorized the Company to recover, and that the Texas Utility Commission was in error in ordering that the effects of certain accumulated deferred federal income taxes be reflected in a reduction in the proposed CTC instead of as a reduction of the amount of transition bonds.

      The Texas electric restructuring law provides for expedited appeals from a financing order. Appeals were required to be filed with the district court in Travis County, Texas, within 15 days of the issuance of a financing order by the Texas Utility Commission, and any further appeals from a decision of the district court must be made directly to the Texas Supreme Court, bypassing review by the court of appeals. The Texas electric restructuring law also limits appeals to whether the financing order conforms to the Texas Constitution and law and is within the authority of the Texas Utility Commission. The Texas Supreme Court has previously held that securitization is constitutional. Expedited securitization appeals are based on the Texas Utility Commission record and appellate briefs.

      While it is not possible to predict with certainty the outcome of these appeals of the financing order or the timing of their ultimate resolution, the Company intends to vigorously oppose them and to seek expedited consideration of them as directed by the statute. The Company intends to argue that the financing order should be affirmed because plaintiffs' contentions do not satisfy the statutory requirements for an appeal, and the financing order is within the authority of the Texas Utility Commission.

      The Company will not be able to issue transition bonds while the appeals of the financing order are pending. Prior to the appeals, it had been expected that approximately $1.8 billion in transition bonds could be issued by mid-2005 under the terms of the financing order. A hearing on the appeals is scheduled for August 2005.

      In January 2005, the Company filed an application with the Texas Utility Commission for a CTC under which it would recover its adjusted true-up balance that has not been securitized. Hearings were conducted in early April 2005 on that application, with an order expected from the Texas Utility Commission in late May 2005.

      The Company recorded as a regulatory asset a return of $62 million on the true-up balance for the first quarter of 2005 as allowed by the True-Up Order. The Company, under the True-Up Order, will continue to accrue a return until the true-up balance is recovered by the Company. The rate of return is based on the Company's cost of capital, established in the Texas Utility Commission's final order issued in October 2001, which is derived from the Company's cost to finance assets (debt return) and an allowance for earnings on shareholders' investment (equity return). Consequently, in accordance with SFAS No. 92, "Regulated Enterprises -- Accounting for Phase-in Plans," the rate of return has been bifurcated into a debt return component and an equity return component. The debt return of $34 million is included in other income in the Company's Statements of Consolidated Income. The debt return will continue to be recognized as earned going forward. The equity return of $28 million has been deferred and will be recognized in income as it is collected through rates in the future. As of March 31, 2005, the Company has recognized a regulatory asset of $260 million related to the debt return on its true-up balance and has deferred an equity return of $176 million.

(b) Final Fuel Reconciliation.

      The results of the Texas Utility Commission's final decision related to the Company's final fuel reconciliation are a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation plus interest of $10 million. A hearing on this issue was held before a district court in Travis County on April 22, 2005.

(4) LONG-TERM DEBT

      In March 2005, the Company established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at the London interbank offered rate (LIBOR) plus 75 basis points based on the Company's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of March 31, 2005, borrowings of $55 million were outstanding under the revolving credit facility.

      The Company also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance the Company's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by the Company must be used to repay borrowings under the facility. Based on the Company's current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by the Company's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

(5) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

      Related Party Transactions. The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                              DECEMBER 31,     MARCH 31,
                                                                                  2004           2005
                                                                              ------------     ---------
                                                                                     (IN MILLIONS)
Accounts receivable from affiliates.......................................    $         17     $      26
Accounts payable to affiliates............................................             (32)          (27)
Notes receivable/(payable) -- affiliated companies (1)....................              73           (73)
                                                                              ------------     ---------
   Accounts and notes receivable/(payable) -- affiliated companies, net...    $         58     $     (74)
                                                                              ============     =========
Long-term notes receivable -- affiliated companies........................    $        815     $     815
                                                                              ============     =========
Long-term notes payable -- affiliated companies...........................    $       (151)    $    (151)
                                                                              ============     =========
Long-term accounts payable -- affiliated companies........................    $       (303)    $    (303)
                                                                              ============     =========

------------
(1) This note represents money pool borrowings and investments.

      For the three months ended March 31, 2004 and 2005, the Company had net interest income related to affiliate borrowings of $2 million and $9 million, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating margins, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $24 million and $26 million for the three months ended March 31, 2004 and 2005, respectively, and are included primarily in operation and maintenance expenses.

      Major Customers. During the three months ended March 31, 2004 and 2005, revenues derived from energy delivery charges provided by the Company to a subsidiary of RRI totaled $199 million and $183 million, respectively.

(6) COMMITMENTS AND CONTINGENCIES

      RRI Indemnified Litigation

      The Company, CenterPoint Energy or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries, including the Company, to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, several of the electricity complaints have been dismissed by the trial court and are on appeal, and several of the dismissals have been affirmed by appellate courts. Others remain in the early procedural stages. One of the gas complaints has also been dismissed, but the time for appeal of that decision has not yet passed. The other gas cases remain in the early procedural stages. CenterPoint Energy's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and, in some cases, former corporate officers or employees of some of those companies have been named as defendants in these suits.

      CenterPoint Energy or its predecessor, Reliant Energy, has been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2004 and are pending in California state courts in Alameda County, Los Angeles County, San Francisco County, San Mateo County and San Diego County, in Nevada state court in Clark County, in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed CenterPoint Energy's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption. On April 18, 2005, the Supreme Court of the United States denied the Attorney General's petition for certiorari in one of these cases. No petition for certiorari was filed in the other case, and both of these cases are now finally resolved in favor of the defendants.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI's common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004, the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the court granted in February 2005. The defendants have appealed the court's order certifying the class and have asked the trial court to reconsider its ruling certifying the class. The case is currently scheduled for trial in early 2006.

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits have been dismissed without prejudice. CenterPoint Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution.

      In October 2002, a derivative action was filed in the federal district court in Houston against the directors and officers of CenterPoint Energy. The complaint set forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleged that the defendants caused CenterPoint Energy to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleged breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint sought monetary damages on behalf of CenterPoint Energy as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. CenterPoint Energy's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a CenterPoint Energy shareholder. The second letter demanded that CenterPoint Energy take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the board determined that these proposed actions would not be in the best interests of CenterPoint Energy. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on CenterPoint Energy before filing suit. Thereafter, the plaintiff sent another demand asserting the same claims.

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

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals held that all of the Three Cities' claims were barred by the jury's finding of laches, a defense similar to the statute of limitations, due to the Three Cities' having unreasonably delayed bringing their claims during the more than 30 years since the alleged wrongs began. The court also held that the Three Cities were not entitled to recover any attorneys' fees. The Three Cities filed a petition for review to the Texas Supreme Court, which declined to hear the case. Thus, the Three Cities' claims have been finally resolved in the Company's favor, but the individual claims of the remaining 45 cities remain pending in the same court.

Other Environmental Matters

      Asbestos. A number of facilities owned by CenterPoint Energy contain significant amounts of asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations owned by CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy but currently owned by Texas Genco LLC. The Company anticipates that additional claims like those received may be asserted in the future. Under the terms of the separation agreement between CenterPoint Energy and Texas Genco Holdings, Inc. (Texas Genco), ultimate financial responsibility for uninsured losses relating to these claims has been assumed by Texas Genco, but under the terms of its agreement to sell Texas Genco to Texas Genco LLC, CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from Texas Genco LLC. Although their ultimate outcome cannot be predicted at this time, the Company intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Other Proceedings

      The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company's management regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company's management does not expect the disposition of these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

Nuclear Decommissioning Trusts

      The Company, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, contributed $2.9 million in 2004 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, and expects to contribute $2.9 million in 2005. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the Nuclear Regulatory Commission (NRC) relating to Texas Genco's nuclear decommissioning trusts. Pursuant to the provisions of both a separation agreement and the Texas Utility Commission's final order, the Company and Texas Genco are presently jointly administering the decommissioning funds through the Nuclear Decommissioning Trust Investment Committee. Texas Genco and the Company have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. As administrators of the decommissioning funds, the Company and Texas Genco are jointly responsible for assuring that the funds are prudently invested in a manner consistent with the rules of the Texas Utility Commission. The Company and Texas Genco expect to file a request with the Texas Utility Commission in 2005 to name Texas Genco as the sole fund administrator. The securities held by the trusts for decommissioning costs had an estimated fair value of $217 million as of March 31, 2005. In May 2004, an outside consultant estimated Texas Genco's portion of decommissioning costs to be approximately $456 million. While the funding levels currently exceed minimum NRC requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and equipment. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that were not recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of the Company or its successor.

(7)   EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          ------------------
                                                           2004       2005
                                                          -------    -------
                                                             (IN MILLIONS)
Interest cost......................................       $    4     $    4
Expected return on plan assets.....................           (2)        (3)
Net amortization...................................            2          2
                                                          ------     ------
   Net periodic cost...............................       $    4     $    3
                                                          ======     ======

      The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $10 million to its postretirement benefits plan in 2005. As of March 31, 2005, $2 million has been contributed.

      On January 21, 2005, the Department of Health and Human Services' Centers for Medicare and Medicaid Services (CMS) released final regulations governing the Medicare prescription drug benefit and other key elements of the Medicare Modernization Act (MNA) that will go into effect January 1, 2006. Under the final regulations, it has been determined that a greater portion of benefits offered under the Company's plans meets the definition of actuarial equivalence and therefore qualifies for federal subsidies equal to 28% of allowable drug costs. As a result, the Company has remeasured its obligations and costs to take into account the new regulations.

(8) QUASI-REORGANIZATION

      On December 30, 2004, the Manager of CenterPoint Houston adopted a plan for an accounting reorganization of the Company, to be effective as of January 1, 2005. The plan was adopted in order to eliminate the accumulated retained earnings deficit that exists at the Company.

      The plan, as amended on February 23, 2005, required: (1) a report to be presented to and reviewed by the Company's Manager on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on the Company's financial statements, (2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by the Company's Manager on or before May 10, 2005 that the accounting reorganization is inconsistent with the Company's regulatory obligations.

      On April 27, 2005, the Manager of CenterPoint Houston determined that an accounting reorganization should not be implemented.

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

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2004 and the three months ended March 31, 2005. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 (CenterPoint Houston Form 10-K).

RECENT EVENTS

RECOVERY OF TRUE-UP BALANCE

      During 2004, the Public Utility Commission of Texas (Texas Utility Commission) issued its final determination (True-Up Order) of the stranded costs and other amounts we will be entitled to recover from customers under the Texas Electric Choice Plan (Texas electric restructuring law). In that True-Up Order, the Texas Utility Commission authorized recovery of approximately $2.3 billion, including interest through August 31, 2004, and provided for adjustment of the amount to be recovered to reflect interest on the balance until recovery, the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004, and certain other matters. We had filed for recovery of $3.7 billion, not including interest. Both we and other parties filed appeals of the True-Up Order, and those appeals remain pending before a state district court in Travis County, Texas. A hearing on the True-Up Order appeal is scheduled for August 2005. In view of the Texas Utility Commission's ruling that EMCs must continue, even after the determination of stranded costs, we also filed with the Supreme Court of Texas (Texas Supreme Court) a petition for a writ of mandamus, seeking a ruling that the EMCs should terminate and that we should be allowed to recover fully the EMCs previously issued. The Texas Supreme Court has discretion to grant or reject the petition, and it has requested the parties to file briefs on issues raised in the petition, but it is still unknown whether the court will grant the relief requested or when it might complete its consideration of the petition.

      As a result of a settlement reached in a separate proceeding involving Reliant Energy, Inc.'s (RRI) Price-to Beat, EMCs were terminated as of April 29, 2005. Nevertheless, we will continue to pursue our writ of mandamus to recover the portion of EMCs we are not permitted to recover under the True-Up Order.

      We expect to recover the amounts authorized in the True-Up Order either through proceeds from the issuance of transition bonds under the Texas electric restructuring law or through the imposition of a non-bypassable charge called a Competition Transition Charge (CTC). On March 16, 2005, the Texas Utility Commission issued its written financing order to us. The financing order authorized the issuance of transition bonds under the terms of the Texas electric restructuring law in the amount of approximately $1.8 billion so that we could begin to recover our stranded costs and certain other amounts authorized under the Texas electric restructuring law.

      Several parties have filed appeals of the financing order with the district court in Travis County, Texas. Those appeals include, among other claims, assertions that transition bonds cannot be issued until after pending appeals of the True-Up Order are finally resolved, that the amount of transition bonds authorized was excessive based on the parties' views of the stranded costs that the Texas Utility Commission should have authorized us to recover, and that the Texas Utility Commission was in error in ordering that the effects of certain accumulated deferred federal income taxes be reflected in a reduction in the proposed CTC instead of as a reduction of the amount of transition bonds.

      The Texas electric restructuring law provides for expedited appeals from a financing order. Appeals were required to be filed with the district court in Travis County, Texas, within 15 days of the issuance of a financing order by the Texas Utility Commission, and any further appeals from a decision of the district court must be made directly to the Texas Supreme Court, bypassing review by the court of appeals. The Texas electric restructuring law also limits appeals to whether the financing order conforms to the Texas Constitution and law and is within the authority of the Texas Utility Commission. The Texas Supreme Court has previously held that securitization is constitutional. Expedited securitization appeals are based on the Texas Utility Commission record and appellate briefs.

      While it is not possible to predict with certainty the outcome of these appeals of the financing order or the timing of their ultimate resolution, we intend to vigorously oppose them and to seek expedited consideration of them as directed by the statute. We intend to argue that the financing order should be affirmed because plaintiffs' contentions do not satisfy the statutory requirements for an appeal, and the financing order is within the authority of the Texas Utility Commission.

      We will not be able to issue transition bonds while the appeals of the financing order are pending. Prior to the appeals, it had been expected that approximately $1.8 billion in transition bonds could be issued by mid-2005 under the terms of the financing order. A hearing on the appeals is scheduled for August 2005.

      In January 2005, we filed an application with the Texas Utility Commission for a CTC under which we would recover our adjusted true-up balance that has not been securitized. Hearings were conducted in early April 2005 on that application, with an order expected from the Texas Utility Commission in late May 2005.

      We are entitled to accrue a return on the true-up balance until it is fully recovered.

      We may rely on our existing $1.31 billion senior secured backstop credit facility to refinance our $1.31 billion term loan when it matures in November 2005. That credit facility was obtained specifically to address such a situation and will effectively provide a two-year term loan at significantly lower interest rates to refinance the existing loan on maturity.

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

      The following table sets forth our consolidated results of operations for the three months ended March 31, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                   THREE MONTHS ENDED MARCH 31,
                                                   ----------------------------
                                                     2004            2005
                                                   --------        ---------
                                                        (IN MILLIONS)
Revenues:
  Electric revenues............................    $    315        $    323
  Transition bond revenues.....................          15              22
                                                   --------        --------
   Total revenues..............................         330             345
                                                   --------        --------
Expenses:
  Operation and maintenance....................         133             138
  Depreciation and amortization................          60              64
  Taxes other than income taxes................          47              50
  Transition bond expenses.....................           5              13
                                                   --------        --------
   Total expenses..............................         245             265
                                                   --------        --------
Operating income...............................          85              80
Interest and other finance charges.............         (87)            (85)
Return on true-up balance......................          --              34
Other income, net .............................           7              11
                                                   --------        --------
Income before income taxes.....................           5              40
Income tax expense.............................          (2)            (12)
                                                   --------        --------
Net income ....................................    $      3        $     28
                                                   ========        ========

Actual gigawatt-hours (GWh) delivered:
   Residential.................................       4,402            4,142
   Total (1)...................................      15,520           15,826

-------------------------
(1) Usage volumes for commercial and industrial customers are included in total GWh delivered; however, the majority of these customers are billed on a peak demand (KW) basis and, as a result, revenues do not vary based on consumption.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

      We reported operating income of $80 million for the three months ended March 31, 2005, consisting of $71 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended March 31, 2004, operating income totaled $85 million, consisting of $75 million for the regulated electric transmission and distribution utility and $10 million for the transition bond company. The transition bond company's operating income represents the amount necessary to pay interest on the transition bonds. Operating revenues increased $8 million primarily from continued customer growth with the addition of 43,000 metered customers since March 2004 and higher transmission cost recovery. Additionally, operating expenses in 2005 increased primarily due to higher net transmission costs of $5 million, higher property and state franchise taxes of $5 million and increased depreciation and amortization of $4 million, partially offset by reduced pension expense of $4 million. Additionally, the increase in other income was primarily related to a $34 million return on our true-up balance recorded in the first quarter of 2005 as a result of the True-Up Order.

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

                                    LIQUIDITY

      Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remainder of 2005 include the following:

      -     the maturity of our $1.31 billion term loan;

      -     approximately $227 million of capital expenditures;

      - an estimated $10 million in refunds of excess mitigation credits through April 29, 2005, the date of termination of the credits; and

      -     $31 million of maturing transition bonds.

      We expect that borrowings under our credit facilities, anticipated cash flows from operations and intercompany borrowings under the money pool described below will be sufficient to meet our cash needs for 2005. Our $1.31 billion term loan, maturing in November 2005, requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. Our $1.31 billion credit facility may be utilized to refinance the $1.31 billion term loan at maturity. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility.

      The 1935 Act regulates our financing ability, as more fully described in "-- Certain Contractual and Regulatory Limits on Ability to Issue Securities and Pay Dividends" below.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements.

      Credit Facilities. In March 2005, we established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on our current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      We also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance our $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility. Based on our current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. Changes in credit ratings would lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by our general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

      Our $200 million and $1.31 billion credit facilities each contain covenants, including a debt (excluding transition bonds) to total capitalization covenant of 68% and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. Borrowings under our $200 million credit facility and our $1.31 billion credit facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred, so long as other customary terms and conditions are satisfied.

      As of May 1, 2005, we had the following credit facilities (in millions):

                                     AMOUNT UTILIZED AT
DATE EXECUTED    SIZE OF FACILITY       MAY 1, 2005       TERMINATION DATE
-------------    ----------------    ------------------   ----------------
March 7, 2005        $   200               $   --           March 7, 2010
March 7, 2005          1,310                   --                (1)

---------------------
(1) Revolver until November 2005 with two-year term-out of borrowed moneys.

      Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by a wholly owned subsidiary. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of May 1, 2005. Amounts are expressed in millions.

                                                    TRANSITION
     YEAR        THIRD-PARTY  AFFILIATE  SUB-TOTAL    BONDS      TOTAL
---------------  -----------  ---------  ---------  ----------  -------
2005...........   $   1,310    $   --    $   1,310    $  31     $ 1,341
2006...........          --        --           --       54          54
2007...........          --        --           --       60          60
2008...........          --        --           --       66          66
2009...........          --        --           --       73          73
2010...........          --        --           --       80          80
2011...........          --        --           --       88          88
2012...........          46        --           46       99         145
2013...........         450        --          450      109         559
2014...........         300        --          300       --         300
2015...........          --       151          151       --         151
2017...........         128        --          128       --         128
2021...........         102        --          102       --         102
2023...........         200        --          200       --         200
2027...........          56        --           56       --          56
2033...........         312        --          312       --         312
                  ---------    ------    ---------    -----     -------
Total..........   $   2,904    $  151    $   3,055    $ 660     $ 3,715
                  =========    ======    =========    =====     =======

      As of May 1, 2005, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in millions.

                                                       ISSUED AS       ISSUED AS COLLATERAL
                                 ISSUED DIRECTLY   COLLATERAL FOR THE    FOR CENTERPOINT
                                 TO THIRD PARTIES    COMPANY'S DEBT       ENERGY'S DEBT        TOTAL
                                 ----------------  ------------------  --------------------  --------
First Mortgage Bonds..........       $    102          $     --              $    151        $    253
General Mortgage Bonds........          1,262             1,539                   527           3,328
                                     --------          --------              --------        --------
           Total..............       $  1,364          $  1,539              $    678        $  3,581
                                     ========          ========              ========        ========

      The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued as of March 31, 2005 is approximately $500 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on us and CenterPoint Energy contained in the $1.31 billion term loan maturing in November 2005 limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount. Additionally, under our $1.31 billion credit facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility.

      The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in millions.

                FIRST MORTGAGE   GENERAL MORTGAGE
    YEAR             BONDS             BONDS         TOTAL
-------------   --------------   ----------------   -------
2011.........        $   --            $   19       $    19
2015.........           151                --           151
2018.........            --                50            50
2019.........            --               200           200
2020.........            --                90            90
2026.........            --               100           100
2028.........            --                68            68
                     ------            ------       -------
    Total....        $  151            $  527       $   678
                     ======            ======       =======

      The Bond Company has $660 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Bond Company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the Bond Company and in an intercreditor agreement among us, the Bond Company and other parties.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities on June 30, 2003 (June 2003 Financing Order). This order expires in June 2005; however, CenterPoint Energy and its subsidiaries, including us, are seeking a new order providing appropriate approval for participation in the money pool by the end of June 2005. Our money pool borrowing limit under existing orders is $600 million. At March 31, 2005, we had borrowings from the money pool of $73 million. The money pool may not provide sufficient funds to meet our cash needs.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2005, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                               MOODY'S              S&P                FITCH
                                         ------------------  ------------------  ------------------
       COMPANY/INSTRUMENT                RATING  OUTLOOK(1)  RATING  OUTLOOK(2)  RATING  OUTLOOK(3)
---------------------------------------  ------  ----------  ------  ----------  ------  ----------
CenterPoint Houston Senior Secured
   Debt (First Mortgage Bonds).........   Baa2    Stable      BBB    Negative     BBB+     Stable

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

      Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default by us on, or a non-payment default by us that permits acceleration of, any indebtedness exceeding $50 million will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of May 1, 2005, CenterPoint Energy had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

      Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

      - increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

      -     various regulatory actions;

      - the ability of RRI and its subsidiaries to satisfy their obligations as our principal customer and in respect of RRI's indemnity obligations to us; and

      - various of the risks identified in "Risk Factors" in Item 1 of the CenterPoint Houston Form 10-K.

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

      The June 2003 Financing Order and the several subsequent orders we have received that provide additional financing authority are effective until June 30, 2005. These orders establish limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its regulated subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. As of April 30, 2005, we are authorized to issue an additional aggregate $89 million of debt and an aggregate $250 million of preferred stock and preferred securities. The SEC has reserved jurisdiction over, and must take further action to permit the issuance of $250 million of additional debt by us.

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

      CenterPoint Energy and certain of its subsidiaries, including us, have an application currently pending with the SEC for a new financing order which would govern financing by CenterPoint Energy and its subsidiaries after the expiration of the June 2003 Financing Order. We anticipate that the new order will be issued at or before the expiration of the existing order.

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. We expect to pay dividends out of current earnings. The June 2003 Financing Order requires that we maintain a ratio of common equity to total capitalization of at least 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization. At March 31, 2005, our ratio (excluding transition bonds) was 41%.

      Other Factors Affecting the Upstreaming of Cash to Parent. Our term loan, subject to certain exceptions, limits the application of proceeds, in excess of $200 million, from capital markets transactions and ceratin other borrowing transactions, by us to repayment of debt existing as of November 2002. Additionally, under our $1.31 billion credit facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility.

      We plan to distribute recovery of the true-up components not used to repay our indebtedness to CenterPoint Energy through the payment of dividends. We require SEC action to approve any dividends in excess of our current and retained earnings. To maintain our capital structure at the appropriate levels, CenterPoint Energy may reinvest funds in us in the form of equity contributions or intercompany loans.

      Relationship with CenterPoint Energy. We are an indirect wholly owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

                          CRITICAL ACCOUNTING POLICIES

      A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements in the CenterPoint Houston 10-K (CenterPoint Houston 10-K Notes). We believe the following accounting policies involve the application of critical accounting estimates.

Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. We continue to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.1 billion of recoverable electric generation-related regulatory assets as of March 31, 2005. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the True-Up Order, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

      See Note 2 to the Interim Financial Statements, incorporated herein by reference, for a discussion of new accounting pronouncements that affect us.

                            OTHER SIGNIFICANT MATTERS

      Quasi-Reorganization. On December 30, 2004, the Manager of CenterPoint Houston adopted a plan for an accounting reorganization of the company, to be effective as of January 1, 2005. The plan was adopted in order to eliminate the accumulated retained earnings deficit that exists at our company.

      The plan, as amended on February 23, 2005, required: (1) a report to be presented to and reviewed by our Manager on or before February 28, 2005 as to the completion of the valuation analysis of the accounting reorganization and the effects of the accounting reorganization on our financial statements, (2) a determination that the accounting reorganization is in accordance with accounting principles generally accepted in the United States, and (3) that there be no determination by our Manager on or before May 10, 2005 that the accounting reorganization is inconsistent with our regulatory obligations.

      On April 27, 2005, the Manager of CenterPoint Houston determined that an accounting reorganization should not be implemented.

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Exhibit                                                   Report or Registration               SEC File or
Number                Description                                Statement                 Registration Number  Exhibit References
-------   -------------------------------------   --------------------------------------   -------------------  ------------------
  3.1     Articles of Organization of             CenterPoint Houston's Form 8-K dated           1-3187                 3(b)
          CenterPoint Energy Houston Electric,    August 31, 2002 filed with the SEC on
          LLC                                     September 3, 2002

  3.2     Limited Liability Company Regulations   CenterPoint Houston's Form 8-K dated           1-3187                 3(c)
          of CenterPoint Energy Houston           August 31, 2002 filed with the SEC on
          Electric, LLC                           September 3, 2002

 4.1.1    $1,310,000,000 Credit Agreement dated   CenterPoint Energy's Form 10-K for the        1-31447               4(g)(1)
          as of November 12, 2002, among          year ended December 31, 2002
          CenterPoint Houston and the banks
          named therein

 4.1.2    First Amendment to Exhibit 4.1.1,       CenterPoint Energy's Form 10-Q for the        1-31447                 10.7
          dated as of September 3, 2003           quarter ended September 30, 2003

 4.1.3    Pledge Agreement, dated as of           CenterPoint Energy's Form 10-K for the        1-31447               4(g)(2)
          November 12, 2002 executed in           year ended December 31, 2002
          connection with Exhibit 4.1.1

  4.2     $200,000,000 Credit Agreement dated     CenterPoint Houston's Form 8-K dated          1-3187                  4.2
          as of March 7, 2005 among CenterPoint   March 7, 2005
          Houston and the banks named therein

  4.3     $1,310,000,000 Credit Agreement dated   CenterPoint Houston's Form 8-K dated          1-3187                  4.3
          as of March 7, 2005 among CenterPoint   March 7, 2005
          Houston and the banks named therein

 +31.1    Rule 13a-14(a)/15d-14(a)
          Certification of David M. McClanahan

                                                      Report or Registration        SEC File or
Exhibit Number              Description                     Statement           Registration Number  Exhibit References
--------------  ------------------------------------  -----------------------   -------------------  ------------------
    +31.2       Rule 13a-14(a)/15d-14(a)
                Certification of
                Gary L. Whitlock

    +32.1       Section 1350 Certification of
                David M. McClanahan

    +32.2       Section 1350 Certification of
                Gary L. Whitlock

    +99.1       Items incorporated by reference
                from the CenterPoint Houston
                Form 10-K. Item 1 "Business --
                Regulation," " -- Environmental
                Matters," " -- Risk Factors,"
                Item 3 "Legal Proceedings" and
                Item 7 "Management's Narrative
                Analysis of Results of Operations
                -- Certain Factors Affecting
                Future Earnings" and Notes 2(e)
                (Regulatory Assets and Liabilities),
                4 (Regulatory Matters) and
                9 (Commitments and Contingencies).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                                        By: /s/ James S. Brian
                                            --------------------------
                                                James S. Brian
                                        Senior Vice President and Chief
                                          Accounting Officer

Date: May 11, 2005

                                  EXHIBIT INDEX

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

Exhibit                                                   Report or Registration               SEC File or
Number                Description                                Statement                 Registration Number  Exhibit References
-------   -------------------------------------   --------------------------------------   -------------------  ------------------
  3.1     Articles of Organization of             CenterPoint Houston's Form 8-K dated           1-3187                 3(b)
          CenterPoint Energy Houston Electric,    August 31, 2002 filed with the SEC on
          LLC                                     September 3, 2002

  3.2     Limited Liability Company Regulations   CenterPoint Houston's Form 8-K dated           1-3187                 3(c)
          of CenterPoint Energy Houston           August 31, 2002 filed with the SEC on
          Electric, LLC                           September 3, 2002

 4.1.1    $1,310,000,000 Credit Agreement dated   CenterPoint Energy's Form 10-K for the        1-31447               4(g)(1)
          as of November 12, 2002, among          year ended December 31, 2002
          CenterPoint Houston and the banks
          named therein

 4.1.2    First Amendment to Exhibit 4.1.1,       CenterPoint Energy's Form 10-Q for the        1-31447                 10.7
          dated as of September 3, 2003           quarter ended September 30, 2003

 4.1.3    Pledge Agreement, dated as of           CenterPoint Energy's Form 10-K for the        1-31447               4(g)(2)
          November 12, 2002 executed in           year ended December 31, 2002
          connection with Exhibit 4.1.1

  4.2     $200,000,000 Credit Agreement dated     Form 8-K dated March 7, 2005                  1-31447                 4.2
          as of March 7, 2005 among CenterPoint
          Houston and the banks named therein

  4.3     $1,310,000,000 Credit Agreement dated   Form 8-K dated March 7, 2005                  1-31447                 4.3
          as of March 7, 2005 among CenterPoint
          Houston and the banks named therein

 +31.1    Rule 13a-14(a)/15d-14(a)
          Certification of David M. McClanahan

 +31.2    Rule 13a-14(a)/15d-14(a)
          Certification of Gary L. Whitlock

 +32.1    Section 1350 Certification of
          David M. McClanahan

 +32.2    Section 1350 Certification of
          Gary L. Whitlock

 +99.1    Items incorporated by reference from
          the CenterPoint Houston Form 10-K.
          Item 1 "Business -- Regulation," "
          -- Environmental Matters," " --
          Risk Factors," Item 3 "Legal
          Proceedings" and Item 7 "Management's
          Narrative Analysis of Results of
          Operations -- Certain Factors Affecting
          Future Earnings" and Notes 2(e)
          (Regulatory Assets and Liabilities),
          4 (Regulatory Matters) and 9
          (Commitments and Contingencies).