Form 10-Q
period 2005-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2005-08-11
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

As of August 1, 2005, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I.    FINANCIAL INFORMATION

           Item 1. Financial Statements...................................................    1
               Statements of Consolidated Income
                  Three Months and Six Months Ended June 30, 2004 and 2005 (unaudited)....    1
               Consolidated Balance Sheets
                  December 31, 2004 and June 30, 2005 (unaudited).........................    2
               Statements of Consolidated Cash Flows
                  Six Months Ended June 30, 2004 and 2005 (unaudited).....................    4
               Notes to Unaudited Consolidated Financial Statements.......................    5
           Item 2. Management's Narrative Analysis of the Results of Operations...........   13
           Item 4. Controls and Procedures................................................   22

PART II.   OTHER INFORMATION

           Item 1. Legal Proceedings......................................................   23
           Item 5. Other Information......................................................   23
           Item 6. Exhibits...............................................................   27

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

      - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, constraints placed on our activities or business by the Public Utility Holding Company Act of 1935, as amended (1935 Act), the impact of the repeal of the 1935 Act, changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

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

      - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

      - other factors we discuss in "Risk Factors" in Item 5 of Part II of this report beginning on page 23.

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
                                   (UNAUDITED)

                                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                JUNE 30,                 JUNE 30,
                                                        -----------------------   -----------------------
                                                           2004         2005         2004         2005
                                                        ----------   ----------   ----------  -----------
REVENUES .............................................  $ 375,250    $ 414,057    $ 705,563    $ 759,051
                                                        ---------    ---------    ---------    ---------

EXPENSES:
  Operation and maintenance ..........................    126,941      153,060      260,221      292,367
  Depreciation and amortization ......................     69,827       81,016      134,900      156,462
  Taxes other than income taxes ......................     51,162       57,858       98,207      108,407
                                                        ---------    ---------    ---------    ---------
      Total ..........................................    247,930      291,934      493,328      557,236
                                                        ---------    ---------    ---------    ---------
OPERATING INCOME .....................................    127,320      122,123      212,235      201,815
                                                        ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE):
  Interest and other finance charges .................    (77,105)     (76,676)    (154,192)    (152,124)
  Interest on transition bonds .......................     (9,547)      (9,077)     (19,221)     (18,297)
  Return on true-up balance ..........................         --       35,475           --       69,557
  Other, net .........................................     18,670       11,746       25,573       22,541
                                                        ---------    ---------    ---------    ---------
      Total ..........................................    (67,982)     (38,532)    (147,840)     (78,323)
                                                        ---------    ---------    ---------    ---------

INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ....     59,338       83,591       64,395      123,492
  Income Tax Expense .................................    (19,772)     (28,861)     (21,524)     (40,634)
                                                        ---------    ---------    ---------    ---------
INCOME BEFORE EXTRAORDINARY ITEM .....................     39,566       54,730       42,871       82,858
   Extraordinary Item, net of tax ....................         --       30,441           --       30,441
                                                        ---------    ---------    ---------    ---------
NET INCOME ...........................................  $  39,566    $  85,171    $  42,871    $ 113,299
                                                        =========    =========    =========    =========

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                                   (UNAUDITED)

                                                                                 DECEMBER 31,         JUNE 30,
                                                                                     2004               2005
                                                                               ----------------    --------------
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents................................................    $       24,928     $       31,090
   Accounts and notes receivable, net.......................................           124,452            132,679
   Accounts and notes receivable -- affiliated companies, net...............            57,656                 --
   Accrued unbilled revenues................................................            74,089            124,344
   Materials and supplies...................................................            52,886             49,540
   Taxes receivable.........................................................            62,078             10,511
   Deferred tax asset.......................................................            78,656             76,507
   Other....................................................................            12,201              9,874
                                                                                --------------     --------------
     Total current assets...................................................           486,946            434,545
                                                                                --------------     --------------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment............................................         6,245,302          6,349,496
   Less accumulated depreciation and amortization...........................        (2,203,846)        (2,284,420)
                                                                                --------------     --------------
     Property, plant and equipment, net.....................................         4,041,456          4,065,076
                                                                                --------------     --------------

OTHER ASSETS:
   Other intangibles, net...................................................            38,349             38,029
   Regulatory assets........................................................         3,328,865          2,902,784
   Notes receivable -- affiliated companies.................................           814,513            814,513
   Other....................................................................            72,624             56,514
                                                                                --------------     --------------
     Total other assets.....................................................         4,254,351          3,811,840
                                                                                --------------     --------------

       TOTAL ASSETS.........................................................    $    8,782,753     $    8,311,461
                                                                                ==============     ==============

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      (THOUSANDS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)


                                                                                 DECEMBER 31,          JUNE 30,
                                                                                     2004                2005
                                                                                ---------------    ---------------
                         LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of transition bond long-term debt.......................     $       46,806     $       49,352
   Current portion of other long-term debt.................................          1,310,106          1,310,106
   Accounts payable........................................................             40,852             34,326
   Accounts and notes payable -- affiliated companies, net.................                --              16,292
   Taxes accrued...........................................................            104,862             54,250
   Interest accrued........................................................             67,897             75,172
   Regulatory liabilities .................................................            224,732                 --
   Other...................................................................             57,706             55,784
                                                                                --------------     --------------
     Total current liabilities.............................................          1,852,961          1,595,282
                                                                                --------------     --------------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net..................................          1,377,199          1,423,379
   Unamortized investment tax credits......................................             48,874             45,388
   Benefit obligations.....................................................            128,092            134,285
   Regulatory liabilities..................................................            648,305            296,538
   Notes payable -- affiliated companies...................................            150,850            150,850
   Accounts payable -- affiliated companies................................            303,472            303,472
   Other...................................................................             18,174             17,333
                                                                                --------------     --------------
     Total other liabilities...............................................          2,674,966          2,371,245
                                                                                --------------     --------------

LONG-TERM DEBT:
   Transition bonds........................................................            628,903            610,462
   Other...................................................................          1,592,429          1,592,006
                                                                                --------------     --------------
     Total long-term debt..................................................          2,221,332          2,202,468
                                                                                --------------     --------------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 6)

MEMBER'S EQUITY:
   Common stock............................................................                  1                  1
   Paid-in capital.........................................................          2,278,090          2,282,805
   Retained deficit........................................................           (244,597)          (140,340)
                                                                                --------------     --------------
     Total member's equity.................................................          2,033,494          2,142,466
                                                                                --------------     --------------

       TOTAL LIABILITIES AND MEMBER'S EQUITY...............................     $    8,782,753     $    8,311,461
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
                                   (UNAUDITED)


                                                                                     SIX MONTHS ENDED JUNE 30,
                                                                               ------------------------------------
                                                                                    2004                  2005
                                                                               ---------------      ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..............................................................     $       42,871       $      113,299
  Extraordinary item, net of tax..........................................                 --              (30,441)
                                                                               --------------       --------------
  Income before extraordinary item........................................             42,871               82,858
  Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
    Depreciation and amortization.........................................            134,900              156,462
    Amortization of deferred financing costs..............................             15,553               16,281
    Deferred income taxes.................................................             42,856               30,638
    Investment tax credits................................................             (3,486)              (3,486)
    Changes in other assets and liabilities:
      Accounts and notes receivable, net..................................            (35,621)             (58,432)
      Accounts receivable/payable, affiliates.............................              5,462              (25,383)
      Inventory...........................................................              4,501                3,346
      Accounts payable....................................................               (988)              (6,526)
      Taxes receivable....................................................            137,139               49,826
      Interest and taxes accrued..........................................            (28,267)             (43,337)
      Net regulatory assets and liabilities...............................           (159,783)            (131,026)
      Other current assets................................................              6,514                2,341
      Other current liabilities...........................................              2,165               (1,947)
      Other assets........................................................             (8,164)             (12,223)
      Other liabilities...................................................             12,366                3,609
    Other, net............................................................               (210)                 307
                                                                               --------------       --------------
        Net cash provided by operating activities.........................            167,808               63,308
                                                                               --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures and other..........................................            (99,608)            (137,946)
  Decrease in notes receivable from affiliates............................                 --               72,818
                                                                               --------------       --------------
        Net cash used in investing activities.............................            (99,608)             (65,128)
                                                                               --------------       --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of long-term debt................................            229,050                   --
  Payments of long-term debt..............................................            (14,355)             (16,626)
  Increase in short-term notes payable with affiliates....................             57,788               26,513
  Decrease in long-term notes payable with affiliates.....................           (229,050)                  --
  Debt issuance costs.....................................................            (15,283)              (2,105)
  Dividend to parent......................................................           (100,000)                  --
  Other, net..............................................................                 --                  200
                                                                               --------------       --------------
      Net cash provided by (used in) financing activities.................            (71,850)               7,982
                                                                               --------------       --------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS......................             (3,650)               6,162
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD..........................             30,720               24,928
                                                                               --------------       --------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................     $       27,070       $       31,090
                                                                               ==============       ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
  Interest................................................................     $      156,537       $      153,813
  Income taxes (refunds)..................................................            (52,514)              79,126

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

      CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (Energy
Act), which, among other things, repeals the 1935 Act six months after the enactment of the Energy Act. After the effective date of repeal, CenterPoint Energy and its subsidiaries, including the Company, will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act transfers to the Federal Energy Regulatory Commission (FERC) certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on the Company as result of that rulemaking.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change and must be reported as a prior-period adjustment by restating previously issued financial statements. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

      In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

(3) REGULATORY MATTERS

(a) Recovery of True-Up Balance.

      The Texas electric restructuring law provides for the Public Utility Commission of Texas (Texas Utility Commission) to conduct a "true-up" proceeding to determine the Company's stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for its recovery of those costs. In March 2004, the Company filed its stranded cost true-up application with the Texas Utility Commission. The Company had requested recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. Both the Company and other parties filed appeals of the True-Up Order, and those appeals remain pending before a state district court in Travis County, Texas. The court held a hearing on the appeal in early August 2005, with a decision currently expected in the near future.

      There are two ways for the Company to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). In March 2005, the Texas Utility Commission issued a financing order that authorized the issuance of transition bonds. Although it had been expected that approximately $1.8 billion in transition bonds could be issued by mid-2005 under the terms of the financing order, several parties appealed the financing order and the Company was unable to issue the bonds during the pendency of the appeals. On August 4, 2005, the District Court affirmed the financing order. Texas law provides for any further appeals to be filed directly with the Texas Supreme Court within 15 days. If no appeals are taken from the order of the District Court, the Company expects to pursue issuance of the transition bonds in accordance with the financing order. The Company has filed an application with the SEC for an order under the 1935 Act required in connection with the issuance of the bonds.

      On July 14, 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC to collect approximately $570 million over 14 years plus interest at an annual rate of 11.075%. Based on the accrual of interest provided for in the CTC order, the Company expects that this amount will increase to approximately $600 million by the end of the third quarter which is when the CTC is expected to be implemented. The CTC order also allows the Company to collect approximately $24 million of rate case expenses over three years. The CTC order authorizes the Company to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. The Company cannot implement the CTC until the Texas Utility Commission takes final action on the motions for rehearing.

      Under the True-Up Order, the Company is allowed a return until the true-up balance is recovered. The rate of return is based on the Company's cost of capital, established in the Texas Utility Commission's final order issued in October 2001, which is derived from the Company's cost to finance assets (debt return) and an allowance for earnings on shareholders' investment (equity return). Consequently, in accordance with SFAS No. 92, "Regulated Enterprises -- Accounting for Phase-in Plans," the rate of return has been bifurcated into a debt return component and an equity return component. The Company was allowed a return on the true-up balance of $65 million and $127 million for the three months and six months ended June 30, 2005, respectively. The debt return of $35 million and $69 million for the three months and six months ended June 30, 2005, respectively, was accrued and included in other income in the Company's Statements of Consolidated Income. The debt return will continue to be recognized as earned going forward. The equity return of $30 million and $58 million for the three months and six months ended June 30, 2005, respectively, will be recognized in income as it is collected through rates in the future. As of June 30, 2005, the Company has recorded a regulatory asset of $296 million related to the debt return on its true-up balance and has not recorded an allowed equity return of $205 million on its true-up balance because such return will be recognized as it is collected through rates in the future.

      Net income for both the three months and six months ended June 30, 2005 included an after-tax extraordinary gain of $30 million reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

      As a result of a settlement reached in a separate proceeding involving Reliant Energy, Inc.'s (RRI) Price-to-Beat, excess mitigation credits were terminated as of April 29, 2005. As a result of this settlement, the Company has applied the remaining unrefunded excess mitigation credits of approximately $522 million to reduce the regulatory asset related to stranded costs as of June 30, 2005.

(b) Final Fuel Reconciliation.

      The results of the Texas Utility Commission's final decision related to the Company's final fuel reconciliation are a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation plus interest of $10 million. A hearing on this issue was held before a district court in Travis County on April 22, 2005 and a judgment was entered from the district court on May 13, 2005 affirming the Texas Utility Commission's decision. The Company filed an appeal to the Court of Appeals on June 9, 2005.

(c) City of Houston Franchise.

      On June 27, 2005, the Company accepted an ordinance granting it a new 30-year franchise to use the public rights-of-way to conduct its business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of the Company and the City of Houston and provides for streamlined payment and audit procedures and a two-year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, the Company paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the Additional Amount will be adjusted annually based on the annual increase or decrease in kWh delivered by the Company within the City of Houston.

      The New Franchise Ordinance requires the City of Houston to modify the Company's tariff to allow the Company to recover the Additional Amount from retail electric providers serving end-use retail electric customers within the City of Houston boundaries. The Company filed a request with the City of Houston to implement a tariff rider to collect the Additional Amount, but subsequently asked the City of Houston to abate further consideration of that application pending a review by counsel for the City of Houston and the Company regarding the implementation of the New Franchise Ordinance.

      The Company began paying the new annual franchise fees on July 1, 2005. Pursuant to the New Franchise Ordinance, the Company retains the right to recover from the City of Houston any portion of the Additional Amount paid (or to refuse to pay any portion not yet paid) for which it is denied recovery by any regulatory authority. Additionally, the New Franchise Ordinance provides that the Annual Franchise Fee will be reduced prospectively to reflect any portion of the Annual Franchise Fee that is not included in the Company's base rates in any subsequent rate case.

(4) LONG-TERM DEBT

      In March 2005, the Company established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at the London interbank offered rate (LIBOR) plus 75 basis points based on the Company's current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of June 30, 2005, there were no borrowings outstanding under the revolving credit facility.

      The Company also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance the Company's $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by the Company must be used to repay borrowings under the facility. Based on the Company's current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. The interest rate under the term loan which this facility would replace is LIBOR plus 975 basis points. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by the Company's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

(5) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

      Related Party Transactions. The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                                             DECEMBER 31,       JUNE 30,
                                                                                 2004             2005
                                                                             ------------      ----------
                                                                                    (IN MILLIONS)
Accounts receivable from affiliates.......................................    $      17        $      39
Accounts payable to affiliates............................................          (32)             (28)
Notes receivable/(payable) -- affiliated companies (1)....................           73              (27)
                                                                              ---------        ---------
   Accounts and notes receivable/(payable) -- affiliated companies, net...    $      58        $     (16)
                                                                              =========        =========
Long-term notes receivable -- affiliated companies........................    $     815        $     815
                                                                              =========        =========
Long-term notes payable -- affiliated companies...........................    $    (151)       $    (151)
                                                                              =========        =========
Long-term accounts payable -- affiliated companies........................    $    (303)       $    (303)
                                                                              =========        =========

----------

(1)   Represents money pool borrowings and investments.

      For the three months ended June 30, 2004 and 2005, the Company had net interest income related to affiliate borrowings of $4 million and $9 million, respectively, and $6 million and $18 million for the six months ended June 30, 2004 and 2005, respectively.

      The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

      CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating margins, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $25 million and $28 million for the three months ended June 30, 2004 and 2005, respectively, and $49 million and $54 million for the six months ended June 31, 2004 and 2005, respectively, and are included primarily in operation and maintenance expenses.

      Pursuant to the tax sharing agreement with CenterPoint Energy, the Company received an allocation of CenterPoint Energy's tax benefits totaling $7 million in the second quarter of 2005, which was recorded as an increase to additional paid-in capital.

      Major Customers. During the three months ended June 30, 2004 and 2005, revenues derived from energy delivery charges provided by the Company to a subsidiary of Reliant Energy, Inc. (formerly named Reliant Resources, Inc.)
(RRI) totaled $202 million and $183 million, respectively, and $401 million and $366 million during the six months ended June 30, 2004 and 2005, respectively.

(6) COMMITMENTS AND CONTINGENCIES

(a) Legal Matters.

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

      Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in both federal and state courts in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. To date, several of the electricity complaints have been dismissed by the trial court and are on appeal, and several of the dismissals have been affirmed by appellate courts. Others remain in the early procedural stages. One of the gas complaints has also been dismissed and is on appeal. The other gas cases remain in the early procedural stages. CenterPoint Energy's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. RRI, some of its subsidiaries and, in some cases, former corporate officers or employees of some of those companies have been named as defendants in these suits.

      CenterPoint Energy or its predecessor, Reliant Energy, has been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2005 and are pending in California state courts in San Diego County and in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento, San Jose and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed CenterPoint Energy's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption. On April 18, 2005, the Supreme Court of the United States denied the Attorney General's petition for certiorari in one of these cases. No petition for certiorari was filed in the other case, and both of these cases are now finally resolved in favor of the defendants. In one other case filed by the California Attorney General, a claim for injunctive relief remains pending, with a trial currently scheduled to begin in federal district court in February 2006. Several cases that are now pending in state court in San Diego County were originally filed in several California state courts but were removed by the defendants to federal district court. When the federal district court remanded those cases, they were coordinated in front of one San Diego state court. In July 2005, that San Diego state court refused to dismiss certain of those cases based on defendants' claims of federal preemption and the filed rate doctrine.

      Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI's common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004, the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the court granted in February 2005. The defendants appealed the court's order certifying the class and asked the trial court to reconsider its ruling certifying the class. In July 2005, the parties announced that they had reached a settlement in this matter, subject to court approval. The terms of the settlement do not require a payment by CenterPoint Energy or the Company.

      In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits have been dismissed without prejudice. CenterPoint Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution. Both the plaintiffs and the defendants have pending motions for summary judgment before the court. The court is expected to establish a trial date for this case later in the fall.

      In October 2002, a derivative action was filed in the federal district court in Houston against the directors and officers of CenterPoint Energy. The complaint set forth claims for breach of fiduciary duty, waste of corporate assets, abuse of control and gross mismanagement. Specifically, the shareholder plaintiff alleged that the defendants caused CenterPoint Energy to overstate its revenues through so-called "round trip" transactions. The plaintiff also alleged breach of fiduciary duty in connection with the spin-off of RRI and the RRI Offering. The complaint sought monetary damages on behalf of CenterPoint Energy as well as equitable relief in the form of a constructive trust on the compensation paid to the defendants. CenterPoint Energy's board of directors investigated that demand and similar allegations made in a June 28, 2002 demand letter sent on behalf of a CenterPoint Energy shareholder. The second letter demanded that CenterPoint Energy take several actions in response to alleged round-trip trades occurring in 1999, 2000, and 2001. In June 2003, the board determined that these proposed actions would not be in the best interests of CenterPoint Energy. In March 2003, the court dismissed this case on the grounds that the plaintiff did not make an adequate demand on CenterPoint Energy before filing suit. Thereafter, the same party sent another demand asserting the same claims, but there has been no further activity.

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

      On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals held that all of the Three Cities' claims were barred by the jury's finding of laches, a defense similar to the statute of limitations, due to the Three Cities' having unreasonably delayed bringing their claims during the more than 30 years since the alleged wrongs began. The court also held that the Three Cities were not entitled to recover any attorneys' fees. The Three Cities filed a petition for review to the Texas Supreme Court, which declined to hear the case. Thus, the Three Cities' claims have been finally resolved in the Company's favor, but the individual claims of the remaining 45 cities remain pending in the same court. The Company does not expect the outcome of the remaining claims to have a material impact on its financial condition, results of operations or cash flows.

(b) Environmental Matters.

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

(c) Other Proceedings.

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

(d) Nuclear Decommissioning Trusts.

      The Company, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, deposited $2.9 million in 2004 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project, and expects to deposit approximately $2.9 million of collected charges in 2005. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the Nuclear Regulatory Commission relating to Texas Genco's nuclear decommissioning trusts. Pursuant to the provisions of both a separation agreement and the Texas Utility Commission's final order, the Company and Texas Genco are presently jointly administering the decommissioning funds through the Nuclear Decommissioning Trust Investment Committee. Texas Genco and the Company have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. As administrators of the decommissioning funds, the Company and Texas Genco are jointly responsible for assuring that the funds are prudently invested in a manner consistent with the rules of the Texas Utility Commission. The Company and Texas Genco expect to file a request with the Texas Utility Commission in 2005 to name Texas Genco as the sole fund administrator. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that were not recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of the Company or its successor.

(7) EMPLOYEE BENEFIT PLANS

      The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                     THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                     ---------------------------    -------------------------
                                        2004             2005          2004           2005
                                     ---------         ---------    -----------    ----------
                                                           (IN MILLIONS)
Service cost......................   $      1          $     --     $        1     $      --
Interest cost.....................          4                 5              8             9
Expected return on plan assets....         (3)               (2)            (5)           (5)
Net amortization..................          3                 1              5             3
                                     --------          --------     ----------     ---------
      Net periodic cost...........   $      5          $      4     $        9     $       7
                                     ========          ========     ==========     =========

      The Company previously disclosed in its financial statements for the year ended December 31, 2004, that it expected to contribute $10 million to its postretirement benefits plan in 2005. As of June 30, 2005, $4 million has been contributed.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

      The following narrative analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

      We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935
Act). For information about the 1935 Act, please read " -- Liquidity -- Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends."

      We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2004 and the three and six months ended June 30, 2005. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 (CenterPoint Houston Form 10-K).

RECENT EVENTS

RECOVERY OF TRUE-UP BALANCE

      The Texas Electric Choice Plan (Texas electric restructuring law) provides for the Public Utility Commission of Texas (Texas Utility Commission) to conduct a "true-up" proceeding to determine our stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for our recovery of those costs. In March 2004, we filed our stranded cost true-up application with the Texas Utility Commission. We had requested recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. Both CenterPoint Houston and other parties filed appeals of the True-Up Order, and those appeals remain pending before a state district court in Travis County, Texas. The court held a hearing on the appeal in early August 2005, with a decision currently expected in the near future.


      There are two ways for us to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). In March 2005, the Texas Utility Commission issued a financing order that authorized the issuance of transition bonds. Although it had been expected that approximately $1.8 billion in transition bonds could be issued by mid-2005 under the terms of the financing order, several parties appealed the financing order and we were unable to issue the bonds during the pendency of the appeals. On August 4, 2005, the District Court affirmed the financing order. Texas law provides for any further appeals to be filed directly with the Texas Supreme Court within 15 days. If no appeals are taken from the order of the District Court, we expect to pursue issuance of the transition bonds in accordance with the financing order. We have filed an application with the Securities and Exchange Commission (SEC) for an order under the 1935 Act required in connection with the issuance of the bonds.

      On July 14, 2005, we received an order from the Texas Utility Commission allowing us to implement a CTC to collect approximately $570 million over 14 years plus interest at an annual rate of 11.075%. Based on the accrual of interest provided for in the CTC order, we expect that this amount will increase to approximately $600 million by the end of the third quarter which is when the CTC is expected to be implemented. The CTC order also allows us to collect approximately $24 million of rate case expenses over three years. The CTC order authorizes us to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. We cannot implement the CTC until the Texas Utility Commission takes final action on the motions for rehearing.

      We are entitled to accrue a return on the true-up balance until it is fully recovered.

CITY OF HOUSTON FRANCHISE

      On June 27, 2005, we accepted an ordinance granting us a new 30-year franchise to use the public rights-of-way to conduct our business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of ours and the City of Houston and provides for streamlined payment and audit procedures and a two year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, we paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the Additional Amount will be adjusted annually based on the annual increase or decrease in kWh delivered by us within the City of Houston.

      The New Franchise Ordinance requires the City of Houston to modify our tariff to allow us to recover the Additional Amount from retail electric providers serving end-use retail electric customers within the City of Houston boundaries. We filed a request with the City of Houston to implement a tariff rider to collect the Additional Amount, but subsequently asked the City of Houston to abate further consideration of that application pending a review by counsel for us and the City of Houston regarding the implementation of the New Franchise Ordinance.

      We began paying the new annual franchise fees on July 1, 2005. Pursuant to the New Franchise Ordinance, we retain the right to recover from the City of Houston any portion of the Additional Amount paid (or to refuse to pay any portion not yet paid) for which we are denied recovery by any regulatory authority. Additionally, the New Franchise Ordinance provides that the Annual Franchise Fee will be reduced prospectively to reflect any portion of the Annual Franchise Fee that is not included in our base rates in any subsequent rate case.

REPEAL OF THE PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

      On August 8, 2005, President Bush signed the Energy Policy Act of 2005 (Energy Act), which, among other things, repeals the 1935 Act six months after the enactment of the Energy Act. After the effective date of repeal, CenterPoint Energy and its subsidiaries, including us, will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the SEC under the 1935 Act. The Energy Act transfers to the Federal Energy Regulatory Commission (FERC) certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on us as result of that rulemaking.

                       CONSOLIDATED RESULTS OF OPERATIONS

      Our results of operations are affected by, among other things, seasonal fluctuations and other changes in the demand for electricity, the actions of various governmental authorities having jurisdiction over the rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report beginning on page 23 and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CenterPoint Houston Form 10-K, which is incorporated herein by reference.

      The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                          THREE MONTHS ENDED JUNE 30,     SIX MONTHS ENDED JUNE 30,
                                                          ---------------------------     --------------------------
                                                              2004           2005            2004            2005
                                                          -----------     -----------     -----------    -----------
                                                                     (IN MILLIONS, EXCEPT CUSTOMER DATA)
Electric transmission and distribution revenues........   $      357      $      388      $      672     $      711
                                                          ----------      ----------      ----------     ----------
Electric transmission and distribution expenses:
  Operation and maintenance............................          125             153             258            291
  Depreciation and amortization........................           63              64             123            128
  Taxes other than income taxes........................           51              58              98            108
                                                          ----------      ----------      ----------     ----------
   Total electric transmission and distribution
    expenses...........................................          239             275             479            527
                                                          ----------      ----------      ----------     ----------
Operating income - Electric transmission and
  distribution utility.................................          118             113             193            184
Operating income - Transition bond company (1).........            9               9              19             18
                                                          ----------      ----------      ----------     ----------
   Total operating income..............................          127             122             212            202
  Interest and other finance charges...................          (87)            (85)           (173)          (170)
  Return on true-up balance............................           --              35              --             69
  Other income, net....................................           19              12              25             23
                                                          ----------      ----------      ----------     ----------
Income before income taxes and extraordinary item......           59              84              64            124
  Income tax expense...................................          (19)            (29)            (21)           (41)
                                                          ----------      ----------      ----------     ----------
Income before extraordinary item.......................           40              55              43             83
  Extraordinary item, net of tax.......................           --              30              --             30
                                                          ----------      ----------      ----------     ----------
Net income ............................................   $       40      $       85      $       43     $      113
                                                          ==========      ==========      ==========     ==========

Actual gigawatt-hours (GWh) delivered:
  Residential..........................................        5,801           6,594          10,203         10,736
  Total ...............................................       18,545          18,956          34,065         34,783

Average number of metered customers:
  Residential..........................................    1,634,202       1,675,573       1,628,074      1,668,447
  Total ...............................................    1,856,846       1,904,090       1,849,762      1,895,556

----------

(1)   Represents the amount necessary to pay interest on the transition bonds.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

      We reported operating income of $122 million for the three months ended June 30, 2005, consisting of $113 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended June 30, 2004, operating income totaled $127 million, consisting of $118 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. Operating revenues increased primarily from increased usage mainly due to warmer weather ($14 million), continued customer growth ($8 million) with the addition of 48,000 metered customers since June 2004 and higher transmission cost recovery ($4 million). The increase in operating revenues was more than offset by higher transmission costs ($3 million), higher tree trimming costs for preventive maintenance ($4 million), increased state and local taxes ($7 million) and the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in 2004.

SIX MONTHS ENDED JUNE 30, 2005 COMPARED TO SIX MONTHS ENDED JUNE 30, 2004

      We reported operating income of $202 million for the six months ended June 30, 2005, consisting of $184 million for the regulated electric transmission and distribution utility and $18 million for the transition bond company. For the six months ended June 30, 2004, operating income totaled $212 million, consisting of $193 million for the regulated electric transmission and distribution utility and $19 million for the transition bond company. Operating revenues increased primarily from increased usage mainly due to warmer weather ($9 million), continued customer growth ($15 million) with the addition of 48,000 metered customers since June 2004 and higher transmission cost recovery ($8 million). The increase in operating revenues was more than offset by higher transmission costs ($8 million), higher tree trimming costs for preventive maintenance ($6 million), the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in 2004, increased state and local taxes ($10 million) and higher depreciation ($5 million), partially offset by reduced benefits expense ($7 million).

EXTRAORDINARY ITEM

      Net income for both the three months and six months ended June 30, 2005 included an after-tax extraordinary gain of $30 million reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write-down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

      For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of
Part II of the CenterPoint Houston Form 10-K, which is incorporated herein by reference, and "Risk Factors" in Item 5 of Part II of this report beginning on page 23.

                                    LIQUIDITY

      Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the last six months of 2005 include the following:

      -     the maturity of our $1.31 billion term loan;

      -     approximately $131 million of capital expenditures; and

      -     $31 million of maturing transition bonds.

      We expect that borrowings under our credit facilities, anticipated cash flows from operations and intercompany borrowings under the money pool described below will be sufficient to meet our cash needs for 2005. Our $1.31 billion term loan, maturing in November 2005, requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. Our $1.31 billion credit facility, as described below, may be utilized only to refinance the $1.31 billion term loan at maturity.

      The 1935 Act currently regulates our financing ability, as more fully described in " -- Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends" below.

      Off-Balance Sheet Arrangements. Other than operating leases, we have no off-balance sheet arrangements.

      Credit Facilities. In March 2005, we established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on our current credit rating. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered.

      We also established a $1.31 billion credit facility in March 2005. This facility is available to be utilized only to refinance our $1.31 billion term loan maturing in November 2005 in the event that proceeds from the issuance of transition bonds are not sufficient to repay such term loan. Due to the pending appeal of the Texas Utility Commission's financing order, it is unlikely that proceeds from the sale of transition bonds would be received prior to November 2005. Drawings may be made under this credit facility until November 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility. Based on our current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. The interest rate under the term loan which this facility would replace is LIBOR plus 975 basis points. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by our general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

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

      As of August 1, 2005, we had the following credit facilities (in millions):

                                         AMOUNT UTILIZED AT
DATE EXECUTED         SIZE OF FACILITY     AUGUST 1, 2005        TERMINATION DATE
-------------         ----------------   ------------------      ----------------
March 7, 2005         $            200   $            --          March 7, 2010
March 7, 2005                    1,310                --               (1)

--------

(1)   Revolver until November 2005 with two-year term-out of borrowed moneys.

      Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by a wholly owned subsidiary. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of August 1, 2005. Amounts are expressed in millions.

                                                         TRANSITION
      YEAR         THIRD-PARTY   AFFILIATE   SUB-TOTAL     BONDS       TOTAL
----------------   -----------   ---------   ---------   ----------   --------
2005 ...........   $  1,310      $   --      $  1,310      $   31     $  1,341
2006 ...........         --          --            --          54           54
2007 ...........         --          --            --          60           60
2008 ...........         --          --            --          66           66
2009 ...........         --          --            --          73           73
2010 ...........         --          --            --          80           80
2011 ...........         --          --            --          88           88
2012 ...........         46          --            46          99          145
2013 ...........        450          --           450         109          559
2014 ...........        300          --           300          --          300
2015 ...........         --         151           151          --          151
2017 ...........        128          --           128          --          128
2021 ...........        102          --           102          --          102
2023 ...........        200          --           200          --          200
2027 ...........         56          --            56          --           56
2033 ...........        312          --           312          --          312
                   --------      ------      --------      ------     --------
Total ..........   $  2,904      $  151      $  3,055      $  660     $  3,715
                   ========      ======      ========      ======     ========

      As of August 1, 2005, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in millions.

                                                    ISSUED AS        ISSUED AS COLLATERAL
                             ISSUED DIRECTLY    COLLATERAL FOR THE      FOR CENTERPOINT
                             TO THIRD PARTIES     COMPANY'S DEBT         ENERGY'S DEBT         TOTAL
                             ----------------   ------------------   --------------------   ------------
First Mortgage Bonds ......  $        102         $       --             $   151               $     253
General Mortgage Bonds ....         1,262              1,539                 527                   3,328
                             ------------         ----------             -------               ---------
         Total ............  $      1,364         $    1,539             $   678               $   3,581
                             ============         ==========             =======               =========

      The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued as of June 30, 2005 is approximately $600 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on us and CenterPoint Energy contained in the $1.31 billion term loan maturing in November 2005 limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount. Additionally, under our $1.31 billion credit facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility.

      The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in millions.

                  FIRST          GENERAL
    YEAR      MORTGAGE BONDS  MORTGAGE BONDS      TOTAL
------------  --------------  --------------  -------------
2011........  $        --     $         19    $          19
2015........          151               --              151
2018........           --               50               50
2019........           --              200              200
2020........           --               90               90
2026........           --              100              100
2028........           --               68               68
              -----------    -------------    -------------
   Total....  $       151    $         527    $         678
              ===========    =============    =============

      The Bond Company has $660 million aggregate principal amount of outstanding transition bonds as of June 30, 2005, that were issued in 2001 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Bond Company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the Bond Company and in an intercreditor agreement among us, the Bond Company and other parties.

      Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements currently applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities dated June 29, 2005 (June 2005 Financing Order). Our money pool borrowing limit under the existing order is $600 million. At August 1, 2005, we had borrowings from the money pool of $5 million. The money pool may not provide sufficient funds to meet our cash needs.

      Impact on Liquidity of a Downgrade in Credit Ratings. As of August 1, 2005, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt:

                                                 MOODY'S                  S&P                   FITCH
                                          --------------------   --------------------   --------------------
          COMPANY/INSTRUMENT              RATING    OUTLOOK(1)   RATING    OUTLOOK(2)   RATING    OUTLOOK(3)
--------------------------------------    ------    ----------   ------    ----------   ------    ----------
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

      A decline in credit ratings could increase borrowing costs under our $200 million credit facility and our $1.31 billion credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions.

      Our $200 million credit facility and our $1.31 billion facility do not contain material adverse change clauses with respect to borrowings.

      Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default by us on, or a non-payment default by us that permits acceleration of, any indebtedness exceeding $50 million will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of August 1, 2005, CenterPoint Energy had issued five series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

      Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

      - increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

      -     various regulatory actions;

      - the ability of RRI and its subsidiaries to satisfy their obligations as our principal customer and in respect of RRI's indemnity obligations to us; and

      - various of the risks identified in "Risk Factors" in Item 5 of Part II of this report beginning on page 23.

      Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends. Our secured term loan and each of our credit facilities limit our debt, excluding transition bonds, as a percentage of our total capitalization to 68%. Our $1.31 billion and $200 million credit facilities contain an EBITDA to interest covenant.

      Our parent, CenterPoint Energy, is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our parent's activities and those of its subsidiaries, including us. The 1935 Act, among other things, limits our parent's ability and the ability of its regulated subsidiaries, including us, to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On August 8, 2005, President Bush signed the Energy Act, which, among other things, repeals the 1935 Act six months after the enactment of the Energy Act. After the effective date of repeal, CenterPoint Energy and its subsidiaries, including us, will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the SEC under the 1935 Act. The Energy Act transfers to the FERC certain functions performed by the SEC under the 1935 Act, including the requirement that holding companies and their subsidiaries maintain certain books and records and make them available for review by FERC and, through FERC, to state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act. It is presently unknown what, if any, specific obligations under those rules may be imposed on us as result of that rulemaking.

      The June 2005 Financing Order establishes limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its regulated subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. The order also generally permits utilization of our undrawn credit facilities. Unless we obtain a further order from the SEC, as of July 31, 2005, we are authorized to issue an aggregate of $16 million of debt or preferred securities.

      In the June 2005 Financing Order, the SEC "reserved jurisdiction" over a number of matters, meaning that an order will be required from the SEC before we may conduct those activities. However, an order regarding the activities over which the SEC has reserved jurisdiction generally can be issued by the SEC more quickly than orders on other matters, although there is no assurance that a release of jurisdiction will be granted on a given matter or the terms under which such an order may be issued. In the June 2005 Financing Order, the SEC reserved jurisdiction over all authority otherwise granted if the common equity level of CenterPoint Energy falls below its level as of March 31, 2005 (11.4% net of securitization debt) or if the common equity ratio of either us or CenterPoint Energy Resources Corp., another wholly owned subsidiary of CenterPoint Energy, falls below 30%. Among the other transactions over which the SEC reserved jurisdiction are: (i) issuance of securities by CenterPoint Energy or any of its subsidiaries, including us, unless our and the issuer's other securities which are rated have an investment grade rating from at least one nationally recognized statistical rating organization, (ii) further investment in inactive subsidiaries and (iii) payment of dividends by us from capital or unearned surplus. The June 2005 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds in connection with securities issued by CenterPoint Energy or any of its subsidiaries, including us. So long as the common equity of CenterPoint Energy is less than 30% of its capitalization, the SEC also reserved jurisdiction over the use of proceeds from authorized financings for the acquisition of additional energy-related or gas-related companies. Finally, the SEC reserved jurisdiction over the issuance of $500 million in incremental debt by us. The total authorized amount of debt and preferred securities that could be outstanding during the authorization period, including the amounts over which the SEC has reserved jurisdiction and undrawn amounts under our revolving credit facilities, is $4.280 billion. The foregoing and the following restrictions contained in the June 2005 Financing Order, along with other restrictions contained in that order, will cease to apply to us on the effective date of repeal of the 1935 Act.

      The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. We expect to pay dividends out of current earnings. The June 2005 Financing Order also requires that we maintain a ratio of common equity to total capitalization of 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization. At June 30, 2005, our ratio (excluding transition bonds) was 43%.

      Other Factors Affecting the Upstreaming of Cash to Parent. Our term loan, subject to certain exceptions, limits the application of proceeds, in excess of $200 million, from capital markets transactions and certain other borrowing transactions, by us to repayment of debt existing as of November 2002.

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

ACCOUNTING FOR RATE REGULATION

      SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our predecessor's business was discontinued as of June 30, 1999. We continue to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from the electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.1 billion of recoverable electric generation-related regulatory assets as of June 30, 2005. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the True-Up Order, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005.

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

ITEM 4. CONTROLS AND PROCEDURES

      In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

      There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

RISK FACTORS

PRINCIPAL RISK FACTORS ASSOCIATED WITH OUR BUSINESS

  WE MAY NOT BE SUCCESSFUL IN TIMELY RECOVERING THE FULL VALUE OF OUR TRUE-UP COMPONENTS, WHICH COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

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

   OUR RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS, AND ANY DELAY OR DEFAULT IN PAYMENT COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

      Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. Currently, we do business with approximately 63 retail electric providers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments on a timely basis. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations. RRI, through its subsidiaries, is our largest customer. Approximately 64% of our $154 million in billed receivables from retail electric providers at June 30, 2005 was owed by subsidiaries of RRI.

   RATE REGULATION OF OUR BUSINESS MAY DELAY OR DENY OUR ABILITY TO EARN A REASONABLE RETURN AND FULLY RECOVER OUR COSTS.

      Our rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of our invested capital and our expenses in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. The regulatory process in which rates are determined may not always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

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

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

   IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

      As of June 30, 2005, we had $3.6 billion of outstanding indebtedness on a consolidated basis. As of June 30, 2005, approximately $1.3 billion principal amount of this debt must be paid through 2006, excluding principal repayments of approximately $85 million on transition bonds. The success of our future financing efforts may depend, at least in part, on:

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

      -     provisions of relevant tax and securities laws; and

      - our ability to obtain approval of specific financing transactions under the 1935 Act prior to the effective date of the repeal of the 1935 Act.

      As of June 30, 2005, we had $3.3 billion principal amount of general mortgage bonds outstanding and $253 million of first mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $600 million of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2005, we have agreed under the $1.3 billion collateralized term loan maturing in November 2005 to not issue, subject to certain exceptions, more than $200 million of any incremental secured or unsecured debt. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds. Our $1.3 billion credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money we issue in excess of $200 million be used to repay borrowings under such facility.

      Our capital structure and liquidity will be affected significantly by the securitization of approximately $1.8 billion of costs authorized for recovery in our proceeding regarding the transition to competitive retail markets in Texas.

      Our current credit ratings are discussed in "Management's Narrative Analysis of Results of Operations -- Liquidity -- Impact on Liquidity of a Downgrade in Credit Ratings" in Item 2 of Part I of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

   AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOWS AND EARNINGS.

      As of June 30, 2005, we had $1.3 billion of outstanding floating-rate debt owed to third parties. The interest rate spreads on such debt are substantially above our historical interest rate spreads. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. An increase in short-term interest rates could result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

   THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

      Our ratings and credit may be impacted by CenterPoint Energy's credit standing. As of June 30, 2005, CenterPoint Energy and its subsidiaries other than us have approximately $477 million principal amount of debt required to be paid through 2006. This amount excludes amounts related to capital leases, securitization debt and indexed debt securities obligations. CenterPoint Energy and its other subsidiaries may not be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected and the repayment of notes receivable from CenterPoint Energy in the amount of $815 million as of June 30, 2005 could be adversely affected.

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

      In connection with the organization and capitalization of RRI, RRI and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy has not been released from the liability in connection with the transfer, we or CenterPoint Energy could be responsible for satisfying the liability.

      RRI's unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI's creditors might be made against us as its former owner.

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

      CenterPoint Energy received an order from the SEC under the 1935 Act on June 29, 2005 relating to its financing activities. Unforeseen events could result in capital needs in excess of authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

      President Bush has signed legislation that repeals the 1935 Act effective in 2006. We cannot predict at this time the effect of the repeal on our business.

   OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

      In common with other companies in our line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system because we believe it to be cost prohibitive. If we were to sustain any loss of, or damage to, our transmission and distribution properties, we may not be able to seek to recover such loss or damage through a change in our regulated rates, and any such recovery may not be timely granted. Therefore, we may not be able to restore any loss of, or damage to, any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

ITEM 6. EXHIBITS

      The following exhibits are filed herewith:

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                           Report or
                                         Registration           SEC File or
Exhibit Number     Description             Statement       Registration Number   Exhibit References
--------------  -------------------   -------------------  -------------------   ------------------
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
                Exhibit 4.1.1

     4.2        $200,000,000 Credit   CenterPoint                 1-3187                4.2
                Agreement dated as    Houston's Form 8-K
                of March 7, 2005      dated March 7, 2005
                among CenterPoint
                Houston and the
                banks named therein

                                           Report or
                                         Registration           SEC File or
Exhibit Number     Description             Statement       Registration Number   Exhibit References
--------------  -------------------   -------------------  -------------------   ------------------
     4.3        $1,310,000,000        CenterPoint                 1-3187                4.3
                Credit Agreement      Houston's Form 8-K
                dated as of March     dated March 7, 2005
                7, 2005 among
                CenterPoint Houston
                and the banks named
                therein

     10.1       City of Houston       CenterPoint                1-31447                10.1
                Franchise Ordinance   Energy's Form 10-Q
                                      for the quarter
                                      ended June 30, 2005

    +31.1       Rule 13a-14(a)/15d-
                14(a) Certification
                of David M.
                McClanahan

    +31.2       Rule 13a-14(a)/15d-
                14(a) Certification
                of Gary L. Whitlock

    +32.1       Section 1350
                Certification of
                David M. McClanahan

    +32.2       Section 1350
                Certification of
                Gary L. Whitlock

    +99.1       Items incorporated
                by reference from
                the CenterPoint
                Houston Form 10-K.
                Item 1 "Business --
                Regulation," " --
                Environmental
                Matters," Item 3
                "Legal Proceedings"
                and Item 7
                "Management's
                Narrative Analysis
                of Results of
                Operations --
                Certain Factors
                Affecting Future
                Earnings" and Notes
                2(e) (Regulatory
                Assets and
                Liabilities), 4
                (Regulatory
                Matters) and 9
                (Commitments and
                Contingencies).

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                                          By: /s/ James S. Brian
                                              ----------------------------------
                                                  James S. Brian

                                            Senior Vice President and Chief
                                            Accounting Officer

Date: August 11, 2005

                                 EXHIBIT INDEX

      Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                           Report or
                                         Registration           SEC File or
Exhibit Number     Description             Statement       Registration Number   Exhibit References
--------------  -------------------   -------------------  -------------------   ------------------
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
                Exhibit 4.1.1

     4.2        $200,000,000 Credit   CenterPoint                 1-3187                4.2
                Agreement dated as    Houston's Form 8-K
                of March 7, 2005      dated March 7, 2005
                among CenterPoint
                Houston and the
                banks named therein

                                           Report or
                                         Registration           SEC File or
Exhibit Number     Description             Statement       Registration Number   Exhibit References
--------------  -------------------   -------------------  -------------------   ------------------
     4.3        $1,310,000,000        CenterPoint                 1-3187                4.3
                Credit Agreement      Houston's Form 8-K
                dated as of March     dated March 7, 2005
                7, 2005 among
                CenterPoint Houston
                and the banks named
                therein

     10.1       City of Houston       CenterPoint                1-31447                10.1
                Franchise Ordinance   Energy's Form 10-Q
                                      for the quarter
                                      ended June 30, 2005

    +31.1       Rule 13a-14(a)/15d-
                14(a) Certification
                of David M.
                McClanahan

    +31.2       Rule 13a-14(a)/15d-
                14(a) Certification
                of Gary L. Whitlock

    +32.1       Section 1350
                Certification of
                David M. McClanahan

    +32.2       Section 1350
                Certification of
                Gary L. Whitlock

    +99.1       Items incorporated
                by reference from
                the CenterPoint
                Houston Form 10-K.
                Item 1 "Business --
                Regulation," " --
                Environmental
                Matters," Item 3
                "Legal Proceedings"
                and Item 7
                "Management's
                Narrative Analysis
                of Results of
                Operations --
                Certain Factors
                Affecting Future
                Earnings" and Notes
                2(e) (Regulatory
                Assets and
                Liabilities), 4
                (Regulatory
                Matters) and 9
                (Commitments and
                Contingencies).