Form 10-K/A
period 2004-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2005-08-29
CIK 48732

===============================================================================

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes [ ] No[X]

    The aggregate market value of the common equity held by non-affiliates as of June 30, 2004: None

===============================================================================

                               TABLE OF CONTENTS

                                                                        PAGE
             PART IV

Item 15.     Exhibits and Financial Statement Schedules................. 1



                                EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2004 (the "Annual Report") is solely for the purpose of supplementing the Annual Report by filing the opinion of our independent registered public accounting firm regarding the financial statement schedule contained in Item 15 that was inadvertently omitted from our original filing. Accordingly, pursuant to Rule 12b-15 of the Securities Exchange Act, this Amendment No. 1 includes such opinion (Exhibit 99), the complete text of Item 15, including the financial statement schedule listed in Item 15(a)(2), as well as relevant certifications (Exhibits 31.1 and 31.2). This Amendment No. 1 does not reflect events occurring after the filing of the original Annual Report, or modify or update the disclosures therein in any way other than as described above.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                                                                                                         PAGE
(a)(1) Financial Statements*.
  Statements of Consolidated Operations for the Three Years Ended December 31, 2004.......................29
  Statements of Consolidated Comprehensive Income for the Three Years Ended December 31, 2004.............30
  Consolidated Balance Sheets at December 31, 2004 and 2003...............................................31
  Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2004.......................32
  Statements of Consolidated Stockholder's and Member's Equity for the Three Years Ended
    December 31, 2004.....................................................................................33
  Notes to Consolidated Financial Statements..............................................................34
  Report of Independent Registered Public Accounting Firm.................................................53

(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2004.

  II--Qualifying Valuation Accounts........................................................................2

* Note that the page numbers referenced for the financial statements in (a)(1) above are the relevant page numbers of our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as originally filed on March 24, 2005.


    The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

    I, III, IV and V.

(a)(3) Exhibits.

    See Index of Exhibits beginning on page 4.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                   AND SUBSIDIARIES (AN INDIRECT WHOLLY OWNED
                    SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                  FOR THE THREE YEARS ENDED DECEMBER 31, 2004
                                 (IN THOUSANDS)

                      COLUMN A                         COLUMN B   COLUMN C    COLUMN D  COLUMN E
                      --------                        ---------- ---------- --------------------
                                                                  ADDITIONS
                                                      BALANCE AT            DEDUCTIONS  BALANCE AT
                                                       BEGINNING   CHARGED      FROM     END OF
                     DESCRIPTION                       OF PERIOD  TO INCOME  RESERVES(1) PERIOD
Year Ended December 31, 2004:
  Accumulated provisions:
   Uncollectible accounts receivable...................$   2,825  $     812  $   1,532  $   2,105
Year Ended December 31, 2003:
  Accumulated provisions:
   Uncollectible accounts receivable.......................4,726        324      2,225      2,825
Year Ended December 31, 2002:
  Accumulated provisions:
   Uncollectible accounts receivable......................13,000     10,492     18,766      4,726
    ----------

    (1) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 29th day of August, 2005.


                                       CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                                                     (Registrant)

                                       By:  /s/ DAVID M. MCCLANAHAN
                                            -----------------------------------
                                                   David M. McClanahan
                                                        Manager

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                    FOR FISCAL YEAR ENDED DECEMBER 31, 2004

                               INDEX OF EXHIBITS

    Exhibits filed herewith are designated by a cross (+);exhibits previously filed with our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as originally filed on March 24, 2005 are designated by two crosses (++); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                                          SEC FILE OR
  EXHIBIT                                                                                REGISTRATION      EXHIBIT
  NUMBER.                  DESCRIPTION                REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
 --------     ---------------------------------       --------------------------------   ------------     ---------

  2(a)        Agreement and Plan of Merger       Joint Proxy Statement/ Prospectus of     333-69502      Annex A
              among Reliant Energy,              REI contained in Registration
              Incorporated ("REI"), CenterPoint  Statement on Form S-4
              Energy, Inc. ("CNP") and Reliant
              Energy MergerCo, Inc. dated as of
              October 19, 2001
  3(a)        Articles of Conversion of REI      Form 8-K dated August 31, 2002 filed      1-3187          3(a)
                                                 with the SEC on September 3, 2002
  3(b)        Articles of Organization of        Form 8-K dated August 31, 2002 filed      1-3187          3(b)
              CenterPoint Energy Houston         with the SEC on September 3, 2002
              Electric, LLC ("CenterPoint
              Houston")
  3(c)        Limited Liability Company          Form 8-K dated August 31, 2002            1-3187          3(c)
              Regulations of CenterPoint Houston Filed with the SEC on September 3, 2002
  4(a)(1)     Mortgage and Deed of Trust, dated  HL&P's Form S-7 filed on August 25,       2-59748         2(b)
              November 1, 1944 between Houston   1977
              Lighting and Power Company
              ("HL&P") and Chase Bank of Texas,
              National Association (formerly,
              South Texas Commercial National
              Bank of Houston), as Trustee, as
              amended and supplemented by 20
              Supplemental Indentures thereto
  4(a)(2)     Twenty-First through Fiftieth      HL&P's Form 10-K for the year ended       1-3187        4(a)(2)
              Supplemental Indentures to         December 31, 1989
              Exhibit 4(a)(1)
  4(a)(3)     Fifty-First Supplemental           HL&P's Form 10-Q for the quarter ended    1-3187          4(a)
              Indenture to Exhibit 4(a)(1)       June 30, 1991
              dated as of March 25, 1991
  4(a)(4)     Fifty-Second through Fifty- Fifth  HL&P's Form 10-Q for the quarter ended    1-3187           4
              Supplemental Indentures to         March 31, 1992
              Exhibit 4(a)(1) each dated as of
              March 1, 1992
  4(a)(5)     Fifty-Sixth and Fifty-Seventh      HL&P's Form 10-Q for the quarter ended    1-3187           4
              Supplemental Indentures to         September 30, 1992
              Exhibit 4(a)(1) each dated as of
              October 1, 1992

                                                                                          SEC FILE OR
  EXHIBIT                                                                                REGISTRATION      EXHIBIT
  NUMBER                 DESCRIPTION                  REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
 --------     ---------------------------------       --------------------------------   ------------     ---------
  4(a)(6)     Fifty-Eighth and Fifty-Ninth       HL&P's Form 10-Q for the quarter ended    1-3187           4
              Supplemental Indentures to         March 31, 1993
              Exhibit 4(a)(1) each dated as of
              March 1, 1993
  4(a)(7)     Sixtieth Supplemental Indenture    HL&P's Form 10-Q for the quarter ended    1-3187           4
              to Exhibit 4(a)(1) dated as of     June 30, 1993
              July 1, 1993
  4(a)(8)     Sixty-First through Sixty- Third   HL&P's Form 10-K for the year ended       1-3187        4(a)(8)
              Supplemental Indentures to         December 31, 1993
              Exhibit 4(a)(1) each dated as of
              December 1, 1993
  4(a)(9)     Sixty-Fourth and Sixty-Fifth       HL&P's Form 10-K for the year ended       1-3187        4(a)(9)
              Supplemental Indentures to         December 31, 1995
              Exhibit 4(a)(1) each dated as of
              July 1, 1995
  4(b)(1)     General Mortgage Indenture, dated  Quarterly Report on Form 10-Q for the     1-3187        4(j)(1)
              as of October 10, 2002, between    quarterly period ended September 30,
              CenterPoint Energy Houston         2002
              Electric, LLC and JPMorgan
              Chase Bank, as Trustee
  4(b)(2)     First Supplemental Indenture to    Quarterly Report on Form 10-Q for the     1-3187        4(j)(2)
              Exhibit 4(b)(1), dated as of       quarterly period ended September 30,
              October 10, 2002                   2002
  4(b)(3)     Second Supplemental Indenture to   Quarterly Report on Form 10-Q for the     1-3187        4(j)(3)
              Exhibit 4(b)(1), dated as of       quarterly period ended September 30,
              October 10, 2002                   2002
  4(b)(4)     Third Supplemental Indenture to    Quarterly Report on Form 10-Q for the     1-3187        4(j)(4)
              Exhibit 4(b)(1), dated as of       quarterly period ended September 30,
              October 10, 2002                   2002
  4(b)(5)     Fourth Supplemental Indenture to   Quarterly Report on Form 10-Q for the     1-3187        4(j)(5)
              Exhibit 4(b)(1), dated as of       quarterly period ended September 30,
              October 10, 2002                   2002
  4(b)(6)     Fifth Supplemental Indenture to    Quarterly Report on Form 10-Q for the     1-3187        4(j)(6)
              Exhibit 4(b)(1), dated as of       quarterly period ended September 30,
              October 10, 2002                   2002
  4(b)(7)     Sixth Supplemental Indenture to    Quarterly Report on Form 10-Q for the     1-3187        4(j)(7)
              Exhibit 4(b)(1), dated as of       quarterly period ended September 30,
              October 10, 2002                   2002
  4(b)(8)     Seventh Supplemental Indenture to  Quarterly Report on Form 10-Q for the     1-3187        4(j)(8)
              Exhibit 4(b)(1), dated as of       quarterly period ended September 30,
              October 10, 2002                   2002
  4(b)(9)     Eighth Supplemental Indenture to   Quarterly Report on Form 10-Q for the     1-3187        4(j)(9)
              Exhibit 4(b)(1), dated as of       quarterly period ended September 30,
              October 10, 2002                   2002

  4(b)(10)    Officer's Certificates dated       CNP's Form 10-K for the year ended        1-31447       4(c)(10)
              October 10, 200, setting forth     December 31, 2003
              the form, terms and provisions of
              the First through Eighth Series of
              General Mortgage Bonds

                                                                                          SEC FILE OR
  EXHIBIT                                                                                REGISTRATION      EXHIBIT
  NUMBER                 DESCRIPTION                  REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
 --------     ---------------------------------       --------------------------------   ------------     ---------
  4(b)(11)    Ninth Supplemental Indenture to    Annual Report on Form 10-K for the        1-3187        4(k)(10)
              Exhibit 4(b)(1), dated as of       year ended December 31, 2002
              November 12, 2002
  4(b)(12)    Officer's Certificate dated        CNP's Form 10-K for the year ended        1-31447       4(e)(12)
              October 10, 2002, setting forth    December 31, 2003
              the form, terms and provisions of
              the Ninth Series of General Mortgage
              Bonds
  4(b)(13)    Tenth Supplemental Indenture to    Form 8-K dated March 13, 2003             1-3187          4.1
              Exhibit 4(b)(1), dated as of
              March 18, 2003
  4(b)(14)    Officer's Certificate dated        Form 8-K dated March 13, 2003             1-3187          4.2
              March 18, 2003 setting forth
              the form, terms and provisions
              of the Tenth Series and Eleventh
              Series of General Mortgage Bonds
  4(b)(15)    Eleventh Supplemental Indenture    Form 8-K dated May 16, 2003               1-3187          4.1
              to Exhibit 4(b)(1), dated as of
              May 23, 2003
  4(b)(16)    Officer's Certificate dated May    Form 8-K dated May 16, 2003               1-3187          4.2
              23, 2003 setting forth the form,
              terms and provisions of the
              Twelfth Series of General
              Mortgage Bonds
  4(b)(17)    Twelfth Supplemental Indenture to  Form 8-K dated September 9, 2003          1-3187          4.2
              Exhibit 4(b)(1), dated as of
              September 9, 2003

  4(b)(18)    Officer's Certificate dated        Form 8-K dated September 9, 2003          1-3187          4.3
              September 9, 2003 setting forth
              the form, terms and provisions of
              the Thirteenth Series of General
              Mortgage Bonds

  4(c)(1)     $1,310,000,000 Credit Agreement,   Annual Report on Form 10-K for the        1-3187        4(c)(1)
              dated as of November 12, 2002,     year ended December 31, 2002
              among CenterPoint Houston and the
              banks named therein
  4(c)(2)     First Amendment to Exhibit         CNP's Form 10-Q for the quarter ended     1-31447         10.7
              10(a)(1), dated as of September    September 30, 2003
              3, 2003
  4(c)(3)     Pledge Agreement, dated as of      Annual Report on Form 10-K for the        1-3187        4(c)(2)
              November 12, 2002 executed in      year ended December 31, 2002
              connection with Exhibit 10(a)(1)
  4(d)        $200,000,000 Credit Agreement      Form 8-K dated March 7, 2005              1-3187          4.2
              dated as of March 7, 2005 among
              CenterPoint Houston and the banks
                                 named therein
  4(e)        $1,310,000,000 Credit Agreement    Form 8-K dated March 7, 2005              1-3187          4.3
              dated as of March 7, 2005 among
              CenterPoint Houston and the banks
              named therein

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

                                                                                          SEC FILE OR
  EXHIBIT                                                                                REGISTRATION      EXHIBIT
  NUMBER                 DESCRIPTION                  REPORT OR REGISTRATION STATEMENT      NUMBER        REFERENCE
 --------     ---------------------------------       --------------------------------   ------------     ---------

++12         Computation of Ratio of Earnings
             to Fixed Charges

+31.1        Rule 13a-14(a)/15d-14(a)
             Certification of David M.
             McClanahan

+31.2        Rule 13a-14(a)/15d-14(a)
             Certification of Gary L. Whitlock

++32.1       Section 1350 Certification of
             David M. McClanahan

++32.2       Section 1350 Certification of Gary
             L. Whitlock

+99         Report of Deloitte & Touche LLP