Form 10-Q
period 2005-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2005-11-10
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

                                   ----------

                          Commission file number 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
             (Exact name of registrant as specified in its charter)

             TEXAS
(State or other jurisdiction of                          22-3865106
 incorporation or organization)             (I.R.S. Employer Identification No.)

          1111 LOUISIANA
       HOUSTON, TEXAS 77002                            (713) 207-1111
(Address and zip code of principal             (Registrant's telephone number,
        executive offices)                          including area code)

                                   ----------

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(A) AND (B) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM 10-Q WITH THE REDUCED DISCLOSURE FORMAT.

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes   X   No
                                              -----    -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes       No   X
                                                -----    -----

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes       No   X
                                     -----    -----

As of November 1, 2005, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2005

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements..........................................    1
             Statements of Consolidated Operations
                Three Months and Nine Months Ended September 30, 2004 and
                2005 (unaudited)...........................................    1
             Consolidated Balance Sheets
                December 31, 2004 and September 30, 2005 (unaudited).......    2
             Statements of Consolidated Cash Flows
                Nine Months Ended September 30, 2004 and 2005 (unaudited)..    4
             Notes to Unaudited Consolidated Financial Statements..........    5
   Item 2.   Management's Narrative Analysis of the Results of
                Operations.................................................   14
   Item 4.   Controls and Procedures.......................................   23

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.............................................   24
   Item 5.   Other Information.............................................   24
   Item 6.   Exhibits......................................................   29

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

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

     - other factors we discuss in "Risk Factors" in Item 5 of Part II of this report beginning on page 24.

     Additional risk factors are described in other documents we file with the Securities and Exchange Commission.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED OPERATIONS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                       ------------------   -----------------
                                                           2004   2005        2004     2005
                                                          -----   ----       ------   ------
REVENUES ...........................................      $ 448   $484       $1,153   $1,243
                                                          -----   ----       ------   ------
EXPENSES:
   Operation and maintenance .......................        136    156          396      448
   Depreciation and amortization ...................         74     90          209      247
   Taxes other than income taxes ...................         60     55          158      163
                                                          -----   ----       ------   ------
      Total ........................................        270    301          763      858
                                                          -----   ----       ------   ------
OPERATING INCOME ...................................        178    183          390      385
                                                          -----   ----       ------   ------
OTHER INCOME (EXPENSE):
   Interest and other finance charges ..............        (77)   (78)        (231)    (230)
   Interest on transition bonds ....................         (9)    (9)         (29)     (27)
   Return on true-up balance .......................         --     35           --      104
   Other, net ......................................          8     13           34       36
                                                          -----   ----       ------   ------
      Total ........................................        (78)   (39)        (226)    (117)
                                                          -----   ----       ------   ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..        100    144          164      268
   Income Tax Expense ..............................        (34)   (49)         (55)     (90)
                                                          -----   ----       ------   ------
INCOME BEFORE EXTRAORDINARY ITEM ...................         66     95          109      178
   Extraordinary Item, net of tax ..................       (894)    --         (894)      30
                                                          -----   ----       ------   ------
NET INCOME (LOSS) ..................................      $(828)  $ 95       $ (785)  $  208
                                                          =====   ====       ======   ======

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                                  DECEMBER 31,   SEPTEMBER 30,
                                                                      2004            2005
                                                                  ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents ..................................     $    25         $    14
   Accounts and notes receivable, net .........................         124             155
   Accounts and notes receivable -- affiliated companies, net..          58              41
   Accrued unbilled revenues ..................................          74             124
   Materials and supplies .....................................          53              56
   Taxes receivable ...........................................          62              58
   Deferred tax asset .........................................          79              --
   Other ......................................................          12              10
                                                                    -------         -------
      Total current assets ....................................         487             458
                                                                    -------         -------

PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ..............................       6,245           6,395
   Less accumulated depreciation and amortization .............      (2,204)         (2,331)
                                                                    -------         -------
      Property, plant and equipment, net ......................       4,041           4,064
                                                                    -------         -------

OTHER ASSETS:
   Other intangibles, net .....................................          38              38
   Regulatory assets ..........................................       3,329           2,915
   Notes receivable -- affiliated companies ...................         815             815
   Other ......................................................          73              65
                                                                    -------         -------
      Total other assets ......................................       4,255           3,833
                                                                    -------         -------
         TOTAL ASSETS .........................................     $ 8,783         $ 8,355
                                                                    =======         =======

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                           CONSOLIDATED BALANCE SHEETS
                      (MILLIONS OF DOLLARS) -- (CONTINUED)
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   2004            2005
                                                               ------------   -------------
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt .......      $   47          $   54
   Current portion of other long-term debt .................       1,310           1,310
   Accounts payable ........................................          41              43
   Taxes accrued ...........................................         105              67
   Interest accrued ........................................          68              51
   Regulatory liabilities ..................................         225              --
   Other ...................................................          58              46
                                                                  ------          ------
      Total current liabilities ............................       1,854           1,571
                                                                  ------          ------

OTHER LIABILITIES:
   Accumulated deferred income taxes, net ..................       1,377           1,398
   Unamortized investment tax credits ......................          49              44
   Benefit obligations .....................................         128             135
   Regulatory liabilities ..................................         648             302
   Notes payable -- affiliated companies ...................         151             151
   Accounts payable -- affiliated companies ................         303             303
   Other ...................................................          19              21
                                                                  ------          ------
      Total other liabilities ..............................       2,675           2,354
                                                                  ------          ------

LONG-TERM DEBT:
   Transition bonds ........................................         629             575
   Other ...................................................       1,592           1,591
                                                                  ------          ------
      Total long-term debt .................................       2,221           2,166
                                                                  ------          ------

COMMITMENTS AND CONTINGENCIES (NOTES 1 AND 6)

MEMBER'S EQUITY:
   Common stock.............................................          --              --
   Paid-in capital .........................................       2,278           2,309
   Retained deficit ........................................        (245)            (45)
                                                                  ------          ------
      Total member's equity ................................       2,033           2,264
                                                                  ------          ------
         TOTAL LIABILITIES AND MEMBER'S EQUITY .............      $8,783          $8,355
                                                                  ======          ======

             See Notes to the Company's Interim Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               -------------------------------
                                                                         2004    2005
                                                                        -----   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) .......................................            $(785)  $ 208
   Extraordinary item, net of tax ..........................              894     (30)
                                                                        -----   -----
   Income before extraordinary item ........................              109     178
   Adjustments to reconcile income before extraordinary
      item to net cash provided by operating activities:
      Depreciation and amortization ........................              209     247
      Amortization of deferred financing costs .............               23      23
      Deferred income taxes ................................               84      96
      Investment tax credits ...............................               (5)     (5)
      Changes in other assets and liabilities:
         Accounts and notes receivable, net ................              (50)    (80)
         Accounts receivable/payable, affiliates ...........               26      20
         Inventory .........................................                6      (3)
         Accounts payable ..................................                2      (9)
         Taxes receivable ..................................              132      28
         Interest and taxes accrued ........................              (41)    (54)
         Net regulatory assets and liabilities .............             (254)   (152)
         Other current assets ..............................                7      (6)
         Other current liabilities .........................               12     (13)
         Other assets ......................................              (17)    (27)
         Other liabilities .................................               20      (6)
                                                                        -----   -----
            Net cash provided by operating activities ......              263     237
                                                                        -----   -----

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures and other ..........................             (164)   (196)
   Increase in notes receivable from affiliates ............               --      (3)
                                                                        -----   -----
            Net cash used in investing activities ..........             (164)   (199)
                                                                        -----   -----

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of long-term debt ................              229      --
   Payments of long-term debt ..............................              (42)    (48)
   Increase in short-term notes payable with affiliates ....               31      --
   Decrease in long-term notes payable with affiliates .....             (229)     --
   Debt issuance costs .....................................              (15)     (2)
   Dividend to parent ......................................             (100)     --
   Other, net ..............................................               --       1
                                                                        -----   -----
            Net cash used in financing activities ..........             (126)    (49)
                                                                        -----   -----

NET DECREASE IN CASH AND CASH EQUIVALENTS ..................              (27)    (11)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ...........               31      25
                                                                        -----   -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD .................            $   4   $  14
                                                                        =====   =====

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest ................................................            $ 267   $ 263
   Income taxes (refunds) ..................................              (53)     93

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

     CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations impose a number of restrictions on the activities of CenterPoint Energy and those of its subsidiaries. The 1935 Act, among other things, limits the ability of CenterPoint Energy and its subsidiaries to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act). Under that legislation, the 1935 Act is repealed effective February 8, 2006. After the effective date of the repeal, CenterPoint Energy and its subsidiaries will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by FERC and state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act, and on September 16, 2005, FERC issued proposed rules for public comment. It is presently unknown what, if any, specific obligations under those rules may be imposed on CenterPoint Energy and its subsidiaries as a result of that rulemaking.

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

     The Company's Interim Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Statements of Consolidated Operations are not necessarily indicative of amounts expected for a full year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of businesses, assets and other interests. In addition, certain amounts from the prior year have been reclassified to conform to the Company's presentation of financial statements in the current year. These reclassifications do not affect net income.

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

     In March 2005, the FASB issued FASB Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47). FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. The Company is evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.

(3)  REGULATORY MATTERS

(a)  Recovery of True-Up Balance.

     The Texas electric restructuring law provides for the Public Utility Commission of Texas (Texas Utility Commission) to conduct a "true-up" proceeding to determine CenterPoint Houston's stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for its recovery of those costs. In March 2004, the Company filed its stranded cost true-up application with the Texas Utility Commission. The Company had requested recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. The Company and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. That court held a hearing on the appeal in early August 2005, and on August 26, 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the Texas Utility Commission's order, but reversed two of the Texas Utility Commission's rulings, which would have the effect of restoring approximately $620 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from the Company's initial request. First, the court reversed the Texas Utility Commission's decision to prohibit the Company from recovering $180 million in credits through August 2004 that the Company was ordered to provide to retail electric providers as a result of a stranded cost estimate made by the Texas Utility Commission in 2000 that subsequently proved to be inaccurate. Second, the court reversed the Texas Utility Commission's disallowance of $440 million in transition costs which are recoverable under the Texas Utility Commission's regulations. Additional credits of approximately $30 million paid after August 2004 and interest would be added to these amounts. The Company and other parties appealed the district court decision to the 3rd Court of Appeals in Austin in September 2005. The parties have agreed to a briefing schedule whereby briefs will be filed by the parties on a schedule extending into February 2006. No amounts related to the court's judgment have been recorded in the Company's consolidated financial statements.

     There are two ways for the Company to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). In March 2005, the Texas Utility Commission issued a financing order that authorized the issuance of approximately $1.8 billion of transition bonds. In August 2005, the same Travis County District Court considering the appeal of the True-Up Order affirmed the financing order in all respects. The Company expects to complete the issuance of transition bonds under that order in the fourth quarter of 2005, subject to, among other matters, market conditions and the completion of documentation and rating agency reviews.

     On July 14, 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC to collect approximately $570 million over 14 years plus interest at an annual rate of 11.075%. The CTC order authorizes the Company to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. The CTC order also allows the Company to collect approximately $24 million of rate case expenses over three years through a separate tariff rider (Rider RCE). The Company implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $600 million and the rate case expenses. Certain other parties appealed the CTC order to the Travis County District Court on September 27, 2005. Additionally, during the period from September 13, 2005, the date of implementation of the CTC order, through September 30, 2005, the Company recognized approximately $7 million in CTC revenue, which was partially offset by $5 million in related amortization of the CTC regulatory asset.

     Under the True-Up Order, the Company is allowed a return until the true-up balance is recovered. The rate of return is based on the Company's cost of capital, established in the Texas Utility Commission's final order issued in October 2001, which is derived from the Company's cost to finance assets (debt return) and an allowance for earnings on shareholders' investment (equity return). Consequently, in accordance with SFAS No. 92, "Regulated Enterprises -- Accounting for Phase-in Plans," the rate of return has been bifurcated into a debt return component and an equity return component. The Company was allowed a return on the true-up balance of $62 million and $189 million for the three months and nine months ended September 30, 2005, respectively. Effective September 13, 2005, the date of implementation of the CTC order, the return on the CTC portion of the true-up balance is included in the Company's tariff-based revenues. The debt return of $35 million and $104 million for the three months and nine months ended September 30, 2005, respectively, was accrued and included in other income in the Company's Statements of Consolidated Operations. The debt return will continue to be recognized as earned going forward. The equity return of $27 million and $85 million for the three months and nine months ended September 30, 2005, respectively, will be recognized in income as it is recovered in the future. As of September 30, 2005, the Company has recorded a regulatory asset of $331 million related to the debt return on its true-up balance and has not recorded an allowed equity return of $232 million on its true-up balance because such return will be recognized as it is recovered in the future.

     Net income for the nine months ended September 30, 2005 included an after-tax extraordinary gain of $30 million reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

     As a result of a settlement reached in a separate proceeding involving Reliant Energy, Inc.'s (RRI) Price-to-Beat, excess mitigation credits were terminated as of April 29, 2005. As a result of this settlement, the Company has applied the remaining unrefunded excess mitigation credits of approximately $522 million to reduce the regulatory asset related to stranded costs.

(b)  Final Fuel Reconciliation.

     The results of the Texas Utility Commission's final decision related to the Company's final fuel reconciliation are a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation plus interest of $10 million. A hearing on this issue was held before a district court in Travis County on April 22, 2005 and a judgment was entered from the district court on May 13, 2005 affirming the Texas Utility Commission's decision. The Company filed an appeal to the Court of Appeals in June 2005. The parties are briefing the issues before the court.

(c)  City of Houston Franchise.

     On June 27, 2005, the Company accepted an ordinance granting it a new 30-year franchise to use the public rights-of-way to conduct its business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of the Company and the City of Houston and provides for streamlined payment and audit procedures and a two-year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, the Company paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the Additional Amount will be adjusted annually based on the increase, if any, in kWh delivered by the Company within the City of Houston.

     The Company began paying the new annual franchise fees on July 1, 2005. Pursuant to the New Franchise Ordinance, the Annual Franchise Fee will be reduced prospectively to reflect any portion of the Annual Franchise Fee that is not included in the Company's base rates in any subsequent rate case. In accordance with the Company's rights under the New Franchise Ordinance, the Company filed a request with the City of Houston to implement a tariff rider to collect the Additional Amount, but subsequently asked the City of Houston to abate further consideration of that application.

(d)  Texas Utility Commission Staff Report.

     The Texas Utility Commission requires each electric utility to file, on commission-prescribed forms, an annual Earnings Report providing certain information to enable the Texas Utility Commission to monitor the electric utilities' earnings and financial condition within the state. On May 16, 2005, the Company filed its Earnings Report for the calendar year ended December 31, 2004. The Company's Earnings Report shows that it earned less than its authorized rate of return on equity in 2004.

     On October 21, 2005, the Texas Utility Commission Staff filed a memorandum summarizing their review of the Earnings Reports filed by electric utilities. Based on its review, the Texas Utility Commission Staff concluded that continuation of the Company's existing rates could result in excess revenues of as much as $105 million annually and recommended that the Texas Utility Commission initiate a review of the reasonableness of existing rates. The Texas Utility Commission Staff's analysis is based on an estimated 9.60% midpoint cost of equity, which is more than 150 basis points lower than the approved return on equity from the Company's last rate proceeding, the elimination of interest on debt maturing in November 2005 and certain other adjustments to the Company's reported information. Additionally, an assumed hypothetical capital structure of 60% debt and 40% equity was used which would vary materially from the projected capital structure after the maturity of the Company's $1.31 billion term loan at the end of 2005.

     On October 28, 2005, the Texas Utility Commission considered the Staff report and agreed to initiate a rate proceeding by December 1, 2005 if the Company and other parties have not reached a settlement of the alleged excess revenues.

     The Company disagrees with several of the adjustments discussed in the memorandum and believes the Texas Utility Commission should base any such analysis on updated expense and revenue amounts and the appropriate capital structure and cost of capital.

(4)  LONG-TERM DEBT

     In March 2005, the Company established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at the London interbank offered rate (LIBOR) plus 75 basis points based on the Company's current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of September 30, 2005, there were no borrowings outstanding under the revolving credit facility.

     The Company also established a $1.31 billion credit facility in March 2005. The Company expects to utilize this facility to refinance its $1.31 billion term loan maturing on November 11, 2005. Drawings may be made under this credit facility until November 16, 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by the Company must be used to repay borrowings under the facility. Based on the Company's current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. The interest rate under the term loan which this facility would replace is LIBOR plus 975 basis points. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by the Company's general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

(5) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     Related Party Transactions. The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                               DECEMBER 31,   SEPTEMBER 30,
                                                                   2004            2005
                                                               ------------   -------------
                                                                      (IN MILLIONS)
Accounts receivable from affiliates ........................      $  17           $   9
Accounts payable to affiliates .............................        (32)            (44)
Notes receivable -- affiliated companies (1) ...............         73              76
                                                                  -----           -----
   Accounts and notes receivable -- affiliated companies,
      net ..................................................      $  58           $  41
                                                                  =====           =====
Long-term notes receivable -- affiliated companies .........      $ 815           $ 815
                                                                  =====           =====
Long-term notes payable -- affiliated companies ............      $(151)          $(151)
                                                                  =====           =====
Long-term accounts payable -- affiliated companies .........      $(303)          $(303)
                                                                  =====           =====

----------
(1)  Represents money pool borrowings and investments.

     For the three months ended September 30, 2004 and 2005, the Company had net interest income related to affiliate borrowings of $5 million and $11 million, respectively, and $11 million and $29 million for the nine months ended September 30, 2004 and 2005, respectively.

     The 1935 Act generally prohibits borrowings by CenterPoint Energy from its subsidiaries, including the Company, either through the money pool or otherwise.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating margins, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $26 million and $30 million for the three months ended September 30, 2004 and 2005, respectively, and $75 million and $84 million for the nine months ended September 30, 2004 and 2005, respectively, and are included primarily in operation and maintenance expenses.

     Pursuant to the tax sharing agreement with CenterPoint Energy, the Company received an allocation of CenterPoint Energy's tax benefits of $26 million and $33 million for the three and nine months ended September 30, 2005, respectively, which was recorded as an increase to additional paid-in capital.

     Major Customers. During the three months ended September 30, 2004 and 2005, revenues derived from energy delivery charges provided by the Company to a subsidiary of RRI totaled $265 million and $249 million, respectively, and $666 million and $615 million during the nine months ended September 30, 2004 and 2005, respectively.

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

     CenterPoint Energy or its predecessor, Reliant Energy, has been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2005 and are pending in California state courts in San Diego County, in Kansas state court in Wyandotte County and in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento, San Jose, Kansas and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases. On July 6, 2004 and on October 12, 2004, the Ninth Circuit affirmed CenterPoint Energy's removal to federal district court of two electric cases brought by the California Attorney General and affirmed the federal court's dismissal of these cases based upon the filed rate doctrine and federal preemption. On April 18, 2005, the Supreme Court of the United States denied the Attorney General's petition for certiorari in one of these cases. No petition for certiorari was filed in the other case, and both of these cases are now finally resolved in favor of the defendants. A third case filed by the California Attorney General has been resolved in the settlement described in the following paragraph. Several cases that are now pending in state court in San Diego County were originally filed in several California state courts but were removed by the defendants to federal district court. When the federal district court remanded those cases, they were coordinated in front of one San Diego state court. In July 2005, that San Diego state court refused to dismiss certain of those cases based on defendants' claims of federal preemption and the filed rate doctrine.

     On August 12, 2005, RRI reached a settlement with the states of California, Washington and Oregon, California's three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement must be approved by FERC, the California Public Utilities Commission and the courts in which the class action cases are pending. Approvals are expected by the end of 2005. The Company is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when the Company was an affiliate of RRI. The terms of the settlement do not require payment by the Company.

     Other Class Action Lawsuits. Fifteen class action lawsuits filed in May, June and July 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy have been consolidated in federal district court in Houston. RRI and certain of its former and current executive officers are named as defendants. The consolidated complaint also names RRI, Reliant Energy, the underwriters of the initial public offering of RRI's common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The consolidated amended complaint seeks monetary relief purportedly on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that can be traced to the RRI Offering. The plaintiffs allege, among other things, that the defendants misrepresented their revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In January 2004, the trial judge dismissed the plaintiffs' allegations that the defendants had engaged in fraud, but claims based on alleged misrepresentations in the registration statement issued in the RRI Offering remain. In June 2004, the plaintiffs filed a motion for class certification, which the court granted in February 2005. The defendants appealed the court's order certifying the class and asked the trial court to reconsider its ruling certifying the class. In July 2005, the parties announced that they had reached a settlement in this matter, subject to court approval. The parties filed a stipulation and agreement of settlement in September 2005, and in October 2005, filed a corrected and supplemental submission at the court's request. Notice is being sent to settlement class members and a settlement fairness hearing is set for January 2006. The terms of the settlement do not require a payment by CenterPoint Energy or the Company.

     In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits have been dismissed without prejudice. CenterPoint Energy and certain current and former members of its benefits committee are the remaining defendants in the third lawsuit. That lawsuit alleges that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974. The plaintiffs allege that the defendants permitted the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint seeks monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution. Both the plaintiffs and the defendants have pending motions for summary judgment before the court. Trial is set for January 2006.

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

     Other Legal Matters

     Texas Antitrust Actions. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, the Company and CenterPoint Energy, as successors to Reliant Energy, Texas Genco, LP (Genco LP), RRI, Reliant Energy Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider with the ERCOT market, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and the plaintiff appealed to the U.S. Fifth Circuit Court of Appeals, which affirmed the dismissal. The plaintiff has now sought review by the U.S. Supreme Court in a petition for certiorari. The Company is vigorously contesting the appeal. The ultimate outcome of this matter cannot be predicted at this time.

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

     On February 27, 2003, a state court of appeals in Houston rendered an opinion reversing the judgment against the Company and rendering judgment that the Three Cities take nothing by their claims. The court of appeals held that all of the Three Cities' claims were barred by the jury's finding of laches, a defense similar to the statute of limitations, due to the Three Cities' having unreasonably delayed bringing their claims during the more than 30 years since the alleged wrongs began. The court also held that the Three Cities were not entitled to recover any attorneys' fees. The Three Cities filed a petition for review to the Texas Supreme Court, which declined to hear the case. Thus, the Three Cities' claims have been finally resolved in the Company's favor, but the individual claims of the remaining 45 cities remain pending in the same court. There has been no activity in the claims of the 45 cities since the Texas Supreme Court dismissed the claims of the Three Cities. The Company does not expect the outcome of the remaining claims to have a material impact on its financial condition, results of operations or cash flows.

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

(7) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                    THREE MONTHS ENDED   NINE MONTHS ENDED
                                       SEPTEMBER 30,        SEPTEMBER 30,
                                    ------------------   ------------------
                                        2004   2005          2004   2005
                                        ----   ----          ----   ----
                                                 (IN MILLIONS)
Service cost ....................       $--    $--           $ 1    $--
Interest cost ...................         4      4            12     13
Expected return on plan assets ..        (2)    (3)           (7)    (8)
Net amortization ................         1      2             6      5
                                        ---    ---           ---    ---
   Net periodic cost ............       $ 3    $ 3           $12    $10
                                        ===    ===           ===    ===

     The Company expects to contribute $9 million to its postretirement benefits plan in 2005. As of September 30, 2005, $6 million has been contributed.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our Interim Financial Statements contained in this Form 10-Q.

     We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002, as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy). CenterPoint Energy is a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935
Act). For information about the 1935 Act, please read "-- Liquidity -- Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends."

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2004 and the three and nine months ended September 30, 2005. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2004 (CenterPoint Houston Form 10-K).

RECENT EVENTS

RECOVERY OF TRUE-UP BALANCE

     The Texas Electric Choice Plan (Texas electric restructuring law) provides for the Public Utility Commission of Texas (Texas Utility Commission) to conduct a "true-up" proceeding to determine our stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for our recovery of those costs. In March 2004, we filed our stranded cost true-up application with the Texas Utility Commission. We had requested recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. We and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. That court held a hearing on the appeal in early August 2005, and on August 26, 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the Texas Utility Commission's order, but reversed two of the Texas Utility Commission's rulings, which would have the effect of restoring approximately $620 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from our initial request. First, the court reversed the Texas Utility Commission's decision to prohibit us from recovering $180 million in credits through August 2004 that we were ordered to provide to retail electric providers as a result of a stranded cost estimate made by the Texas Utility Commission in 2000 that subsequently proved to be inaccurate. Second, the court reversed the Texas Utility Commission's disallowance of $440 million in transition costs which are recoverable under the Texas Utility Commission's regulations. Additional credits of approximately $30 million paid after August 2004 and interest would be added to these amounts. We and other parties appealed the district court decision to the 3rd Court of Appeals in Austin in September 2005. The parties have agreed to a briefing schedule whereby briefs will be filed by the parties on a schedule extending into February 2006. No amounts related to the court's judgment have been recorded in our consolidated financial statements.

     There are two ways for us to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). In March 2005, the Texas Utility Commission issued a financing order that authorized the issuance of approximately $1.8 billion of transition bonds. In August 2005, the same Travis County District Court considering the appeal of the True-Up Order affirmed the financing order in all respects. We expect to complete the issuance of transition bonds under that order in the fourth quarter of 2005, subject to, among other matters, market conditions and the completion of documentation and rating agency reviews.

     On July 14, 2005, we received an order from the Texas Utility Commission allowing us to implement a CTC to collect approximately $570 million over 14 years plus interest at an annual rate of 11.075%. The CTC order authorizes us to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. The CTC order also allows us to collect approximately $24 million of rate case expenses over three years through a separate tariff rider (Rider RCE). We implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $600 million and the rate case expenses. Certain other parties appealed the CTC order to the Travis County District Court on September 27, 2005. Additionally, during the period from September 13, 2005, the date of implementation of the CTC order, through September 30, 2005, we recognized approximately $7 million in CTC revenue, which was partially offset by $5 million in related amortization of the CTC regulatory asset.

     We are entitled to accrue a return on the true-up balance until it is fully recovered.

CITY OF HOUSTON FRANCHISE

     On June 27, 2005, we accepted an ordinance granting us a new 30-year franchise to use the public rights-of-way to conduct our business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of ours and the City of Houston and provides for streamlined payment and audit procedures and a two- year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, we paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the Additional Amount will be adjusted annually based on the increase, if any, in kWh delivered by us within the City of Houston.

     We began paying the new annual franchise fees on July 1, 2005. Pursuant to the New Franchise Ordinance, the Annual Franchise Fee will be reduced prospectively to reflect any portion of the Annual Franchise Fee that is not included in our base rates in any subsequent rate case. In accordance with our rights under the New Franchise Ordinance, we filed a request with the City of Houston to implement a tariff rider to collect the Additional Amount, but subsequently asked the City of Houston to abate further consideration of that application.

REPEAL OF THE PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     On August 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act). Under that legislation, the Public Utility Holding Company Act of 1935 (1935 Act) is repealed effective February 8, 2006. After the effective date of repeal, CenterPoint Energy and its subsidiaries will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the Securities and Exchange Commission (SEC) under the 1935 Act. The Energy Act grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by FERC and state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act, and on September 16, 2005, FERC issued proposed rules for public comment. It is presently unknown what, if any, specific obligations under those rules may be imposed on CenterPoint Energy and its subsidiaries as a result of that rulemaking.

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by, among other things, seasonal fluctuations and other changes in the demand for electricity, the actions of various governmental authorities having jurisdiction over the rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 5 of Part II of this report beginning on page 24 and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of the CenterPoint Houston Form 10-K, which is incorporated herein by reference.

     The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                                       -----------------------   -----------------------
                                                                          2004         2005         2004         2005
                                                                       ----------   ----------   ----------   ----------
                                                                              (IN MILLIONS, EXCEPT CUSTOMER DATA)
Electric transmission and distribution revenues ....................   $      427   $      453   $    1,099   $    1,164
                                                                       ----------   ----------   ----------   ----------
Electric transmission and distribution expenses:
   Operation and maintenance .......................................          136          155          394          446
   Depreciation and amortization ...................................           63           69          186          197
   Taxes other than income taxes ...................................           59           55          158          163
                                                                       ----------   ----------   ----------   ----------
      Total electric transmission and distribution expenses ........          258          279          738          806
                                                                       ----------   ----------   ----------   ----------
Operating income - Electric transmission and distribution utility ..          169          174          361          358
Operating income - Transition bond company (1) .....................            9            9           29           27
                                                                       ----------   ----------   ----------   ----------
      Total operating income .......................................          178          183          390          385
   Interest and other finance charges ..............................          (86)         (87)        (260)        (257)
   Return on true-up balance .......................................           --           35           --          104
   Other income, net ...............................................            8           13           34           36
                                                                       ----------   ----------   ----------   ----------
Income before income taxes and extraordinary item ..................          100          144          164          268
   Income tax expense ..............................................          (34)         (49)         (55)         (90)
                                                                       ----------   ----------   ----------   ----------
Income before extraordinary item ...................................           66           95          109          178
   Extraordinary item, net of tax ..................................         (894)          --         (894)          30
                                                                       ----------   ----------   ----------   ----------
Net income (loss) ..................................................   $     (828)  $       95   $     (785)  $      208
                                                                       ==========   ==========   ==========   ==========

Actual gigawatt-hours (GWh) delivered:
   Residential .....................................................        8,512        8,871       18,714       19,607
   Total ...........................................................       22,568       22,351       56,634       57,134

Average number of metered customers:
   Residential .....................................................    1,645,523    1,690,819    1,633,890    1,675,904
   Total ...........................................................    1,870,128    1,921,594    1,856,551    1,904,235

----------
(1)  Represents the amount necessary to pay interest on the transition bonds.

THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004

     We reported operating income of $183 million for the three months ended September 30, 2005, consisting of $174 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. For the three months ended September 30, 2004, operating income totaled $178 million, consisting of $169 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. Operating revenues increased primarily due to continued customer growth ($11 million) with the addition of 53,000 metered customers since September 2004, competition transition charge (CTC) recovery of our 2004 true-up balance not covered by the transition bond finance order ($7 million) and higher transmission cost recovery ($5 million). The increase in operating revenues was partially offset by higher transmission costs ($8 million), the absence of a gain from a land sale recorded in the third quarter of 2004 ($11 million), increased amortization related to the CTC regulatory asset resulting from the 2004 true-up balance ($5 million), partially offset by decreased state and local taxes ($4 million).

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004

     We reported operating income of $385 million for the nine months ended September 30, 2005, consisting of $358 million for the regulated electric transmission and distribution utility and $27 million for the transition bond company. For the nine months ended September 30, 2004, operating income totaled $390 million, consisting of $361 million for the regulated electric transmission and distribution utility and $29 million for the transition bond company. Operating revenues increased primarily due to increased usage resulting from warmer weather ($10 million), continued customer growth ($26 million) with the addition of 53,000 metered customers since September 2004, CTC recovery of our 2004 true-up balance not covered by the transition bond finance order ($7 million) and higher transmission cost recovery ($13 million). The increase in operating revenues was more than offset by higher transmission costs ($16 million), the absence of a gain from a land sale recorded in the third quarter of 2004 ($11 million), the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in 2004, higher depreciation and amortization expense ($11 million, including $5 million of amortization related to the CTC regulatory asset resulting from the 2004 true-up balance) and increased state and local taxes ($5 million).

     In September 2005, our service area in Texas was adversely affected by Hurricane Rita. Although damage to our electric facilities was limited, over 700,000 customers lost power at the height of the storm. Power was restored to over a half million customers within 36 hours and all power was restored in less than five days. Our revenues lost as a result of the storm were more than offset by warmer than normal weather during the quarter. We estimate restoration costs in our service area to be in the range of $20 to $30 million, which will be deferred for recovery in a future rate case.

EXTRAORDINARY ITEM

     Net income for the nine months ended September 30, 2005 included an after-tax extraordinary gain of $30 million reflecting an adjustment to the extraordinary loss recorded in the last half of 2004 to write-down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

     Net loss for the three and nine months ended September 30, 2004 included an after-tax extraordinary loss of $894 million from a write-down of regulatory assets based on our analysis of the Texas Utility Commission's deliberations on the 2004 True-Up Proceeding.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of
Part II of the CenterPoint Houston Form 10-K, which is incorporated herein by reference, and "Risk Factors" in Item 5 of Part II of this report beginning on page 24.

                                    LIQUIDITY

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the last three months of 2005 include the following:

     -    the maturity of our $1.31 billion term loan; and

     -    approximately $73 million of capital expenditures.

     We expect that borrowings under our credit facilities, anticipated cash flows from operations and intercompany borrowings under the money pool described below will be sufficient to meet our cash needs for 2005. Our $1.31 billion term loan, maturing in November 2005, requires the proceeds from the issuance of transition bonds to be used to reduce the term loan unless refused by the lenders. We expect to utilize our $1.31 billion credit facility to refinance the $1.31 billion term loan at its maturity on November 11, 2005.

     The 1935 Act currently regulates our financing ability, as more fully described in "-- Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends" below.

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

     We also established a $1.31 billion credit facility in March 2005. This facility can be utilized only to refinance our $1.31 billion term loan maturing on November 11, 2005. Drawings may be made under this credit facility until November 16, 2005, at which time any outstanding borrowings are converted to term loans maturing in November 2007. Under this facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility. Based on our current credit ratings, borrowings under the facility may be made at LIBOR plus 75 basis points. The interest rate under the term loan which this facility would replace is LIBOR plus 975 basis points. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Any drawings under this facility must be secured by our general mortgage bonds in the same principal amount and bearing the same interest rate as such drawings.

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

     As of November 1, 2005, we had the following credit facilities (in millions):

                                   AMOUNT UTILIZED AT
DATE EXECUTED   SIZE OF FACILITY    NOVEMBER 1, 2005    TERMINATION DATE
-------------   ----------------   ------------------   ----------------
March 7, 2005        $  200                $--            March 7, 2010
March 7, 2005         1,310                 --                 (1)

----------
(1)  Revolver until November 2005 with two-year term-out of borrowed moneys.

     Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by a wholly owned subsidiary. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and expected future maturity dates of transition bonds issued by our subsidiary, CenterPoint Energy Transition Bond Company, LLC (Bond Company), as of November 1, 2005. Amounts are expressed in millions.

                                                TRANSITION
YEAR       THIRD-PARTY   AFFILIATE   SUB-TOTAL     BONDS      TOTAL
----       -----------   ---------   ---------  ----------   ------
2005....      $1,310        $ --       $1,310      $ --      $1,310
2006....          --          --           --        54          54
2007....          --          --           --        60          60
2008....          --          --           --        66          66
2009....          --          --           --        73          73
2010....          --          --           --        80          80
2011....          --          --           --        88          88
2012....          46          --           46        99         145
2013....         450          --          450       109         559
2014....         300          --          300        --         300
2015....          --         151          151        --         151
2017....         128          --          128        --         128
2021....         102          --          102        --         102
2023....         200          --          200        --         200
2027....          56          --           56        --          56
2033....         312          --          312        --         312
              ------        ----       ------      ----      ------
Total...      $2,904        $151       $3,055      $629      $3,684
              ======        ====       ======      ====      ======

     As of November 1, 2005, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.6 billion as shown in the following table. Amounts are expressed in millions.

                                                   ISSUED AS        ISSUED AS COLLATERAL
                             ISSUED DIRECTLY   COLLATERAL FOR THE      FOR CENTERPOINT
                            TO THIRD PARTIES     COMPANY'S DEBT         ENERGY'S DEBT       TOTAL
                            ----------------   ------------------   --------------------   ------
First Mortgage Bonds ....        $  102              $   --                 $151           $  253
General Mortgage Bonds ..         1,262               1,539                  527            3,328
                                 ------              ------                 ----           ------
   Total ................        $1,364              $1,539                 $678           $3,581
                                 ======              ======                 ====           ======

     The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. The aggregate amount of incremental general mortgage bonds and first mortgage bonds that could be issued as of September 30, 2005 is approximately $650 million based on estimates of the value of our property encumbered by the general mortgage, the cost of such property, the amount of retired bonds that could be used as the basis for issuing new bonds and the 70% bonding ratio contained in the general mortgage. However, contractual limitations on us and CenterPoint Energy contained in the $1.31 billion term loan maturing in November 2005 limit the incremental aggregate amount of first mortgage bonds and general mortgage bonds that may be issued to $200 million. Generally, first mortgage bonds and general mortgage bonds can be issued to refinance outstanding first mortgage bonds or general mortgage bonds in the same principal amount. Additionally, under our $1.31 billion credit facility, (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility.

     The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the financial statements of CenterPoint Houston because of the contingent nature of the obligations. Amounts are expressed in millions.

              FIRST MORTGAGE   GENERAL MORTGAGE
    YEAR           BONDS             BONDS        TOTAL
    ----      --------------   ----------------   -----
2011.......        $ --              $ 19          $ 19
2015.......         151                --           151
2018.......          --                50            50
2019.......          --               200           200
2020.......          --                90            90
2026.......          --               100           100
2028.......          --                68            68
                   ----              ----          ----
   Total...        $151              $527          $678
                   ====              ====          ====

     The Bond Company had $629 million aggregate principal amount of outstanding transition bonds as of September 30, 2005, that were issued in 2001 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the Bond Company. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the Bond Company and in an intercreditor agreement among us, the Bond Company and other parties.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The money pool's net funding requirements are generally met by borrowings of CenterPoint Energy. The terms of the money pool are in accordance with requirements currently applicable to registered public utility holding companies under the 1935 Act and under an order from the SEC relating to our financing activities dated June 29, 2005 (June 2005 Financing Order). Our money pool borrowing limit under the existing order is $600 million. At November 1, 2005, we had an investment in the money pool of $108 million. The money pool may not provide sufficient funds to meet our cash needs.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of November 1, 2005, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt:

                                              MOODY'S                  S&P                   FITCH
                                        -------------------   --------------------   --------------------
          COMPANY/INSTRUMENT            RATING   OUTLOOK(1)   RATING   OUTLOOK (2)   RATING   OUTLOOK (3)
          ------------------            ------   ----------   ------   -----------   ------   -----------
CenterPoint Houston Senior Secured
   Debt (First Mortgage Bonds).......    Baa2      Stable       BBB       Stable      BBB+       Stable

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

     Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default by us on, or a non-payment default by us that permits acceleration of, any indebtedness exceeding $50 million will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of November 1, 2005, CenterPoint Energy had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     - increases in interest expense in connection with debt refinancings and borrowings under our credit facilities;

     -    various regulatory actions;

     - the ability of RRI and its subsidiaries to satisfy their obligations as our principal customer and in respect of RRI's indemnity obligations to us;

     - restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

     - various of the risks identified in "Risk Factors" in Item 5 of Part II of this report beginning on page 24.

     Certain Contractual and Regulatory Limits on Our Ability to Issue Securities, Borrow Money and Pay Dividends. Our secured term loan and each of our credit facilities limit our debt, excluding transition bonds, as a percentage of our total capitalization to 68%. Additionally, our $1.31 billion and $200 million credit facilities contain an EBITDA to interest covenant.

     Our parent, CenterPoint Energy, is a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations impose a number of restrictions on our parent's activities and those of its subsidiaries, including us. The 1935 Act, among other things, limits our parent's ability and the ability of its regulated subsidiaries, including us, to issue debt and equity securities without prior authorization, restricts the source of dividend payments to current and retained earnings without prior authorization, regulates sales and acquisitions of certain assets and businesses and governs affiliated service, sales and construction contracts. On August 8, 2005, President Bush signed into law the Energy Act. Under that legislation, the 1935 Act is repealed effective February 8, 2006. After the effective date of repeal, CenterPoint Energy and its subsidiaries will no longer be subject to restrictions imposed under the 1935 Act. Until the repeal is effective, CenterPoint Energy and its subsidiaries remain subject to the provisions of the 1935 Act and the terms of orders issued by the SEC under the 1935 Act. The Energy Act grants to FERC authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by FERC and state regulatory authorities. The Energy Act requires FERC to issue regulations to implement its jurisdiction under the Energy Act, and on September 16, 2005, FERC issued proposed rules for public comment. It is presently unknown what, if any, specific obligations under those rules may be imposed on CenterPoint Energy and its subsidiaries as a result of that rulemaking.

     The June 2005 Financing Order establishes limits on the amount of external debt and equity securities that can be issued by CenterPoint Energy and its regulated subsidiaries, including us, without additional authorization but generally permit CenterPoint Energy and its regulated subsidiaries, including us, to refinance our existing obligations. We are in compliance with the authorized limits. The order also generally permits utilization of our undrawn credit facilities. Unless we obtain a further order from the SEC, as of October 31, 2005, we are authorized to issue an aggregate of $47 million of debt or preferred securities.

     In the June 2005 Financing Order, the SEC "reserved jurisdiction" over a number of matters, meaning that an order will be required from the SEC before we may conduct those activities. However, an order regarding the activities over which the SEC has reserved jurisdiction generally can be issued by the SEC more quickly than orders on other matters, although there is no assurance that a release of jurisdiction will be granted on a given matter or the terms under which such an order may be issued. In the June 2005 Financing Order, the SEC reserved jurisdiction over all authority otherwise granted if the common equity level of CenterPoint Energy falls below its level as of March 31, 2005 (11.4% net of securitization debt) or if the common equity ratio of either us or CenterPoint Energy Resources Corp., another wholly owned subsidiary of CenterPoint Energy, falls below 30%. Among the other transactions over which the SEC reserved jurisdiction are: (i) issuance of securities by CenterPoint Energy or any of its subsidiaries, including us, unless our and the issuer's other securities which are rated have an investment grade rating from at least one nationally recognized statistical rating organization, (ii) further investment in inactive subsidiaries and (iii) payment of dividends by us from capital or unearned surplus. The June 2005 Financing Order also contains certain requirements for interest rates, maturities, issuance expenses and use of proceeds in connection with securities issued by CenterPoint Energy or any of its subsidiaries, including us. So long as the common equity of CenterPoint Energy is less than 30% of its capitalization, the SEC also reserved jurisdiction over the use of proceeds from authorized financings for the acquisition of additional energy-related or gas-related companies. Finally, the SEC reserved jurisdiction over the issuance of $500 million in incremental debt by us. The total authorized amount of debt and preferred securities that could be outstanding during the authorization period, including the amounts over which the SEC has reserved jurisdiction and undrawn amounts under our revolving credit facilities, is $4.280 billion. The foregoing and the following restrictions contained in the June 2005 Financing Order, along with other restrictions contained in that order, will cease to apply to us on February 8, 2006.

     The 1935 Act limits the payment of dividends to payment from current and retained earnings unless specific authorization is obtained to pay dividends from other sources. We expect to pay dividends out of current earnings. The June 2005 Financing Order also requires that we maintain a ratio of common equity to total capitalization of 30%, although the SEC has permitted the percentage to be below this level for other companies taking into account non-recourse securitization debt as a component of capitalization. At September 30, 2005, our ratio (excluding transition bonds) was 43%.

     Other Factors Affecting the Upstreaming of Cash to Parent. Our $1.31 billion term loan maturing in November 2005, subject to certain exceptions, limits the application of proceeds, in excess of $200 million, from capital markets transactions and certain other borrowing transactions, by us to repayment of debt existing as of November 2002. If the $1.31 billion credit facility established in March 2005 is drawn in November 2005 to repay the term loan, then (i) 100% of the net proceeds from the issuance of transition bonds and (ii) the proceeds, in excess of $200 million, from certain other new net indebtedness for borrowed money incurred by us must be used to repay borrowings under the facility.

     We plan to distribute recovery of the true-up components not used to repay our indebtedness to CenterPoint Energy through the payment of dividends. Specific approval has been obtained from the SEC to dividend to CenterPoint Energy any net proceeds from the issuance of transition bonds. To maintain our capital structure at the appropriate levels, CenterPoint Energy may reinvest funds in us in the form of equity contributions or intercompany loans.

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

ACCOUNTING FOR RATE REGULATION

     SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our predecessor's business was discontinued as of June 30, 1999. We continue to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from the electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $2.2 billion of recoverable electric generation-related regulatory assets as of September 30, 2005. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the True-Up Order, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

     In March 2004, we filed our stranded cost true-up application with the Texas Utility Commission. We had requested recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. We and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. That court held a hearing on the appeal in early August 2005, and on August 26, 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the Texas Utility Commission's order, but reversed two of the Texas Utility Commission's rulings, which would have the effect of restoring approximately $620 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from our initial request. First, the court reversed the Texas Utility Commission's decision to prohibit us from recovering $180 million in credits through August 2004 that we were ordered to provide to retail electric providers as a result of a stranded cost estimate made by the Texas Utility Commission in 2000 that subsequently proved to be inaccurate. Second, the court reversed the Texas Utility Commission's disallowance of $440 million in transition costs which are recoverable under the Texas Utility Commission's regulations. Additional credits of approximately $30 million paid after August 2004 and interest would be added to these amounts. We and other parties appealed the district court decision to the 3rd Court of Appeals in Austin in September 2005. The parties have agreed to a briefing schedule whereby briefs will be filed by the parties on a schedule extending into February 2006. No prediction can be made as to the ultimate outcome or timing of such appeals. A failure by us to recover the full value of our true-up components may have an adverse impact on our results of operations, financial condition and cash flows.

OUR RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS, AND ANY DELAY OR DEFAULT IN PAYMENT COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. Currently, we do business with approximately 65 retail electric providers. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments on a timely basis. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations. RRI, through its subsidiaries, is our largest customer. Approximately 60% of our $175 million in billed receivables from retail electric providers at September 30, 2005 was owed by subsidiaries of RRI.

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

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As of September 30, 2005, we had $3.5 billion of outstanding indebtedness on a consolidated basis. As of September 30, 2005, approximately $1.3 billion principal amount of this debt must be paid through 2006, excluding principal repayments of approximately $54 million on transition bonds. The success of our future financing efforts may depend, at least in part, on:

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

     As of September 30, 2005, we had $3.3 billion principal amount of general mortgage bonds outstanding and $253 million of first mortgage bonds outstanding. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Although approximately $650 million of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2005, we have agreed under the $1.3 billion collateralized term loan maturing in November 2005 to not issue, subject to certain exceptions, more than $200 million of any incremental secured or unsecured debt. In addition, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds. Our $1.3 billion credit facility requires that proceeds from the issuance of transition bonds and certain new net indebtedness for borrowed money we issue in excess of $200 million be used to repay borrowings under such facility.

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

AN INCREASE IN SHORT-TERM INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOWS AND EARNINGS.

     As of September 30, 2005, we had $1.3 billion of outstanding floating-rate debt owed to third parties. The interest rate spreads on such debt are substantially above our historical interest rate spreads. In addition, any floating-rate debt issued by us in the future could be at interest rates substantially above our historical borrowing rates. An increase in short-term interest rates could result in higher interest costs and could adversely affect our results of operations, financial condition and cash flows.

THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

     Our ratings and credit may be impacted by CenterPoint Energy's credit standing. As of September 30, 2005, CenterPoint Energy and its subsidiaries other than us have approximately $152 million principal amount of debt required to be paid through 2006. This amount excludes amounts related to capital leases, securitization debt and indexed debt securities obligations. CenterPoint Energy and its other subsidiaries may not be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected and the repayment of notes receivable from CenterPoint Energy in the amount of $815 million as of September 30, 2005 could be adversely affected.

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

     CenterPoint Energy received an order from the SEC under the 1935 Act on June 29, 2005 relating to its financing activities, which is effective until June 30, 2008. Unforeseen events could result in capital needs in excess of currently authorized amounts, necessitating further authorization from the SEC. Approval of filings under the 1935 Act can take extended periods.

     The Energy Policy Act of 2005 repeals the 1935 Act effective in 2006. We cannot predict at this time the effect of the repeal on our business.

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

                                                  Report or Registration         SEC File or
Exhibit Number            Description                    Statement           Registration Number   Exhibit References
--------------            -----------             ----------------------     -------------------   ------------------
       3.1       Articles of Organization of    CenterPoint Houston's Form          1-3187                3(b)
                 CenterPoint Energy Houston     8-K dated August 31, 2002
                 Electric, LLC                  filed with the SEC on
                                                September 3, 2002

       3.2       Limited Liability Company      CenterPoint Houston's Form          1-3187                3(c)
                 Regulations of CenterPoint     8-K dated August 31, 2002
                 Energy Houston Electric, LLC   filed with the SEC on
                                                September 3, 2002

     4.1.1       $1,310,000,000 Credit          CenterPoint Energy's Form          1-31447               4(g)(1)
                 Agreement dated as of          10-K for the year ended
                 November 12, 2002, among       December 31, 2002
                 CenterPoint Houston and the
                 banks named therein

     4.1.2       First Amendment to             CenterPoint Energy's Form          1-31447                10.7
                 Exhibit 4.1.1, dated as of     10-Q for the quarter ended
                 September 3, 2003              September 30, 2003

     4.1.3       Pledge Agreement, dated as     CenterPoint Energy's Form          1-31447               4(g)(2)
                 of November 12, 2002           10-K for the year ended
                 executed in connection with    December 31, 2002
                 Exhibit 4.1.1

       4.2       $200,000,000 Credit            CenterPoint Houston's Form          1-3187                 4.2
                 Agreement dated as of March    8-K dated March 7, 2005
                 7, 2005 among CenterPoint
                 Houston and the banks named
                 therein

       4.3       $1,310,000,000 Credit          CenterPoint Houston's Form          1-3187                 4.3
                 Agreement dated as of March    8-K dated March 7, 2005
                 7, 2005 among CenterPoint
                 Houston and the banks named
                 therein

     +31.1       Rule 13a-14(a)/15d-14(a)
                 Certification of David M.
                 McClanahan

     +31.2       Rule 13a-14(a)/15d-14(a)
                 Certification of Gary L.
                 Whitlock

     +32.1       Section 1350 Certification
                 of David M. McClanahan

     +32.2       Section 1350 Certification
                 of Gary L. Whitlock

                                                  Report or Registration         SEC File or
Exhibit Number            Description                    Statement           Registration Number   Exhibit References
--------------            -----------             ----------------------     -------------------   ------------------
     +99.1       Items incorporated by
                 reference from the
                 CenterPoint Houston Form
                 10-K. Item 1
                 "Business--Regulation,"
                 "--Environmental Matters,"
                 Item 3 "Legal Proceedings"
                 and Item 7 "Management's
                 Narrative Analysis of
                 Results of Operations --
                 Certain Factors Affecting
                 Future Earnings" and Notes
                 2(e) (Regulatory Assets and
                 Liabilities), 4 (Regulatory
                 Matters) and 9 (Commitments
                 and Contingencies).

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

Date: November 9, 2005

                                  Exhibit Index

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Energy Houston Electric, LLC or CenterPoint Energy, Inc. as indicated.

                                                  Report or Registration         SEC File or
Exhibit Number            Description                    Statement           Registration Number   Exhibit References
--------------            -----------             ----------------------     -------------------   ------------------
       3.1       Articles of Organization of    CenterPoint Houston's Form          1-3187                3(b)
                 CenterPoint Energy Houston     8-K dated August 31, 2002
                 Electric, LLC                  filed with the SEC on
                                                September 3, 2002

       3.2       Limited Liability Company      CenterPoint Houston's Form          1-3187                3(c)
                 Regulations of CenterPoint     8-K dated August 31, 2002
                 Energy Houston Electric, LLC   filed with the SEC on
                                                September 3, 2002

     4.1.1       $1,310,000,000 Credit          CenterPoint Energy's Form          1-31447               4(g)(1)
                 Agreement dated as of          10-K for the year ended
                 November 12, 2002, among       December 31, 2002
                 CenterPoint Houston and the
                 banks named therein

     4.1.2       First Amendment to             CenterPoint Energy's Form          1-31447                10.7
                 Exhibit 4.1.1, dated as of     10-Q for the quarter ended
                 September 3, 2003              September 30, 2003

     4.1.3       Pledge Agreement, dated as     CenterPoint Energy's Form          1-31447               4(g)(2)
                 of November 12, 2002           10-K for the year ended
                 executed in connection with    December 31, 2002
                 Exhibit 4.1.1

       4.2       $200,000,000 Credit            CenterPoint Houston's Form          1-3187                 4.2
                 Agreement dated as of March    8-K dated March 7, 2005
                 7, 2005 among CenterPoint
                 Houston and the banks named
                 therein

       4.3       $1,310,000,000 Credit          CenterPoint Houston's Form          1-3187                 4.3
                 Agreement dated as of March    8-K dated March 7, 2005
                 7, 2005 among CenterPoint
                 Houston and the banks named
                 therein

     +31.1       Rule 13a-14(a)/15d-14(a)
                 Certification of David M.
                 McClanahan

     +31.2       Rule 13a-14(a)/15d-14(a)
                 Certification of Gary L.
                 Whitlock

     +32.1       Section 1350 Certification
                 of David M. McClanahan

     +32.2       Section 1350 Certification
                 of Gary L. Whitlock

                                                  Report or Registration         SEC File or
Exhibit Number            Description                    Statement           Registration Number   Exhibit References
--------------            -----------             ----------------------     -------------------   ------------------
     +99.1       Items incorporated by
                 reference from the
                 CenterPoint Houston Form
                 10-K. Item 1
                 "Business--Regulation,"
                 "--Environmental Matters,"
                 Item 3 "Legal Proceedings"
                 and Item 7 "Management's
                 Narrative Analysis of
                 Results of Operations--
                 Certain Factors Affecting
                 Future Earnings" and Notes
                 2(e) (Regulatory Assets and
                 Liabilities), 4 (Regulatory
                 Matters) and 9 (Commitments
                 and Contingencies).