Form 10-K
period 2005-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2006-03-24
CIK 48732

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                   (MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM _____________ TO _____________

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                        NAME OF EACH EXCHANGE ON WHICH
         TITLE OF EACH CLASS                     REGISTERED
         -------------------            ------------------------------
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

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the common equity held by non-affiliates as of June 30, 2005: None

================================================================================

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
                                     PART I

Item 1.  Business........................................................     1
Item 1A. Risk Factors....................................................     9
Item 1B. Unresolved Staff Comments.......................................    14
Item 2.  Properties......................................................    14
Item 3.  Legal Proceedings...............................................    14
Item 4.  Submission of Matters to a Vote of Security Holders.............    14

                                     PART II

Item 5.  Market for Registrant's Common Equity, Related Security Holder
         Matters and Issuer Purchases of Equity Securities...............    14
Item 6.  Selected Financial Data.........................................    14
Item 7.  Management's Narrative Analysis of Results of Operations........    15
Item 7A. Quantitative and Qualitative Disclosures About Market Risk......    26
Item 8.  Financial Statements and Supplementary Data.....................    27
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure............................................    49
Item 9A. Controls and Procedures.........................................    49
Item 9B. Other Information...............................................    49

                                    PART III

Item 10. Directors and Executive Officers of the Registrant..............    49
Item 11. Executive Compensation..........................................    49
Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Security Holder Matters.............................    49
Item 13. Certain Relationships and Related Transactions..................    49
Item 14. Principal Accountant Fees and Services..........................    50

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules......................    50

     We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 4 (Submission of Matters to a Vote of Security Holders), Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Security Holder Matters) and Item 13 (Certain Relationships and Related Transactions) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, "Management's Narrative Analysis of Results of Operations" to explain the reasons for material changes in the amount of revenue and expense items between 2003, 2004 and 2005.

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

     Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under "Risk Factors" in Item 1A of this report.

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

     CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The 1935 Act and related rules and regulations imposed a number of restrictions on CenterPoint Energy's activities and those of its subsidiaries. The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006, and since that date CenterPoint Energy and its subsidiaries have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005), which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require CenterPoint Energy to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. The FERC continues to consider motions for rehearing or clarification of these rules.

     Our principal executive offices are located at 1111 Louisiana, Houston, Texas 77002 (telephone number: 713-207-1111).

     We make available free of charge on our parent company's Internet website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to
Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC). Our parent company's website address is www.centerpointenergy.com. Except to the extent explicitly stated herein, documents and information on our website are not incorporated by reference herein.

ELECTRIC TRANSMISSION & DISTRIBUTION

     Electric Transmission

     On behalf of retail electric providers, we deliver electricity from power plants to substations and from one substation to another and to retail electric customers taking power above 69 kilovolts (kV) in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT). We provide transmission services under tariffs approved by the Public Utility Commission of Texas (Texas Utility Commission).

     Electric Distribution

     In ERCOT, end users purchase their electricity directly from certificated "retail electric providers." We deliver electricity for retail electric providers in our certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Our distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. Our operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and call center operations. We provide distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial operations of distribution companies and other market participants.

     ERCOT Market Framework

     We are a member of ERCOT. ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally owned electric utilities, rural electric cooperatives, independent generators, power marketers and retail electric providers. The ERCOT market includes much of the State of Texas, other than a portion of the panhandle, a portion of the eastern part of the state bordering Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 77,000 megawatts. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States.

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

     True-Up and Securitization

     The Texas Electric Choice Plan (Texas electric restructuring law), which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law requires the Texas Utility Commission to conduct a "true-up" proceeding to determine our stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for its recovery of those costs. In March 2004, we filed our true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. We and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission's rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from our initial request. First, the court reversed the Texas Utility Commission's decision to prohibit us from recovering $180 million in credits through August 2004 that we were ordered to provide to retail electric providers as a result of an inaccurate stranded cost estimate made by the Texas Utility Commission in 2000. Additional credits of approximately $30 million were paid after August 2004. Second, the court reversed the Texas Utility Commission's disallowance of $440 million in transition costs which are recoverable under the Texas Utility Commission's regulations. We and other parties appealed the district court decisions. Briefs have been filed with the 3rd Court of Appeals in Austin but oral argument has not yet been scheduled.

     Among the issues raised in our appeal of the True-Up Order is the Texas Utility Commission's reduction of our stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with our former Texas Genco assets. Such reduction was considered in our recording of an after-tax extraordinary loss of $977 million in the last half of 2004. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities which were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. If the December 2005 proposed regulations become effective and if the Texas Utility Commission's order on this issue is not reversed on appeal or the amount of the tax benefits is not otherwise restored by the Texas Utility Commission, the IRS is likely to consider that a "normalization violation" has occurred. If so, the IRS could require us to pay an amount equal to our unamortized ADITC balance as of the date that the normalization violation was deemed to have occurred. In addition, if a normalization violation is deemed to have occurred, the IRS could also deny us the ability to elect accelerated depreciation benefits. The Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation.

     There are two ways for us to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed in all respects in August 2005 by the same Travis County District Court considering the appeal of the True-Up Order, in December 2005 our subsidiary issued $1.85 billion in transition bonds with interest rates ranging from 4.84 percent to 5.30 percent and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, we recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

     In July 2005, we received an order from the Texas Utility Commission allowing us to implement a CTC which will collect approximately $596 million over 14 years plus interest at an annual rate of 11.075 percent (CTC Order). The CTC Order authorizes us to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. The CTC Order also allows us to collect approximately $24 million of rate case expenses over three years through a separate tariff rider (Rider RCE). We implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. Certain parties appealed the CTC Order to the Travis County Court in September 2005.

     Under the True-Up Order, we are allowed to recover carrying charges at
11.075 percent until the true-up balance is recovered. In January 2006, the Texas Utility Commission staff (Staff) proposed that the Texas Utility Commission adopt new rules governing the carrying charges on unrecovered true-up balances. If the Texas Utility Commission adopts the rule as the Staff proposed it and the rule is deemed to apply to us, the rule would reduce carrying costs on the unrecovered CTC balance prospectively from 11.075 percent to the utility's cost of debt.

     Rate Case

     The Texas Utility Commission requires each electric utility to file an annual Earnings Report providing certain information to enable the Texas Utility Commission to monitor the electric utilities' earnings and financial condition within the state. In May 2005, we filed our Earnings Report for the calendar year ended December 31, 2004. Our Earnings Report shows that we earned less than our authorized rate of return on equity in 2004.

     In October 2005, the Staff filed a memorandum summarizing its review of the Earnings Reports filed by electric utilities. Based on its review, the Staff concluded that continuation of our existing rates could result in excess retail transmission and distribution revenues of as much as $105 million and excess wholesale transmission revenues of as much as $31 million annually and recommended that the Texas Utility Commission initiate a review of the reasonableness of existing rates. The Staff's analysis was based on a 9.60 percent cost of equity, which is 165 basis points lower than the approved return on equity from our last rate proceeding, the elimination of interest on debt that matured in November 2005 and certain other adjustments to our reported information. Additionally, a hypothetical capital structure of 60 percent debt and 40 percent equity was used which varies materially from our actual capital structure as of December 31, 2005 of approximately 50 percent debt and 50 percent equity.

     In December 2005, the Texas Utility Commission considered the Staff report and agreed to initiate a rate proceeding concerning the reasonableness of our existing rates for transmission and distribution service and to require us to make a filing by April 15, 2006 to justify or change those rates.

     These and other significant matters currently affecting our financial condition are further discussed in "Management's Narrative Analysis of Results of Operations -- Executive Summary -- Significant Events in 2005" in Item 7 of this report.

     Customers

     We serve nearly all of the Houston/Galveston metropolitan area. Our customers consist of 66 retail electric providers, which sell electricity in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each retail electric provider is licensed by, and must meet creditworthiness criteria established by, the Texas Utility Commission. Two of the retail electric providers in our service area are subsidiaries of Reliant Energy, Inc. (RRI). Sales to subsidiaries of RRI represented approximately 78%, 71% and 62% of our transmission and distribution revenues in 2003, 2004 and 2005, respectively. Our billed receivables balance from retail electric providers as of December 31, 2005 was $127 million. Approximately 56% of this amount was owed by subsidiaries of RRI. We do not have long-term contracts with any of our customers. We operate on a continuous billing cycle, with meter readings being conducted and invoices being distributed to retail electric providers each business day.

     Distribution Automation

     We, with assistance from IBM, have developed an Electric Distribution Grid Automation Strategy that involves the implementation of an "Intelligent Grid". An Intelligent Grid has the potential to provide us with on demand data and information that should enable a significant improvement in grid planning, operations and maintenance. This, in turn, should contribute to fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of the workforce. A limited system deployment, with an expected capital cost of $11 million in 2006 has been initiated and allows for a disciplined approach to proving the technology and validating potential benefits prior to a full-scale implementation. The outcome of this limited deployment will be a major factor in any decision to expand the deployment in 2007 and beyond.

     Competition

     There are no other electric transmission and distribution utilities in our service area. In order for another provider of transmission and distribution services to provide such services in our territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in our service area at this time.

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

     As of December 31, 2005, we had outstanding $2.0 billion aggregate principal amount of general mortgage bonds under the General Mortgage, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, we had outstanding approximately $253 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.0 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2005. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     Electric Lines -- Overhead. As of December 31, 2005, we owned 27,026 pole miles of overhead distribution lines and 3,621 circuit miles of overhead transmission lines, including 451 circuit miles operated at 69,000 volts, 2,093 circuit miles operated at 138,000 volts and 1,077 circuit miles operated at 345,000 volts.

     Electric Lines -- Underground. As of December 31, 2005, we owned 16,662 circuit miles of underground distribution lines and 18.8 circuit miles of underground transmission lines, including 4.5 circuit miles operated at 69,000 volts and 14.3 circuit miles operated at 138,000 volts.

     Substations. As of December 31, 2005, we owned 225 major substation sites having total installed rated transformer capacity of 47,864 megavolt amperes.

     Service Centers. We operate 16 regional service centers located on a total of 311 acres of land. These service centers consist of office buildings, warehouses and repair facilities that are used in the business of transmitting and distributing electricity.

     Franchises

     We hold non-exclusive franchises from the incorporated municipalities in our service territory. In exchange for payment of fees, these franchises give us the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain our transmission and distribution system and to use that system to conduct our electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 5 to 50 years.

     In June 2005, we accepted an ordinance granting us a new 30-year franchise to use the public rights-of-way to conduct our business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of ours and the City of Houston and provides for streamlined payment and audit procedures and a two-year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, we paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the Additional Amount will be adjusted annually based on the increase, if any, in kWh delivered by us within the City of Houston.

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

PUBLIC UTILITY HOLDING COMPANY ACT OF 1935

     As a subsidiary of a registered public utility holding company under the 1935 Act, we were subject to a comprehensive regulatory scheme imposed by the SEC. Although the SEC did not regulate rates and charges under the 1935 Act, it did regulate the structure, financing, lines of business and internal transactions of public utility holding companies and their system companies.

     The Energy Act repealed the 1935 Act effective February 8, 2006, and since that date, we have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes PUHCA 2005, which grants to the FERC authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require our parent company to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. The FERC continues to consider motions for rehearing or clarification of these rules.

FEDERAL ENERGY REGULATORY COMMISSION

     We are not a "public utility" under the Federal Power Act and therefore are not generally regulated by the FERC, although certain of our transactions are subject to limited FERC jurisdiction. The Energy Act provides the FERC the authority to establish mandatory and enforceable service reliability standards for the electric industry. CenterPoint Energy is subject to these standards.

STATE AND LOCAL REGULATION

     We conduct our operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers our present service area and facilities. In addition, we hold non-exclusive franchises from the incorporated municipalities in our service territory. In exchange for payment of fees, these franchises give us the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain our transmission and distribution system and to use that system to conduct our electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 5 to 50 years. As discussed above under "Our Business -- Electric Transmission & Distribution -- Franchises," a new franchise ordinance for the City of Houston franchise was granted in June 2005 with a term of 30 years. There are a total of 37 cities whose franchises will expire in 2007 and 2008. We expect to be able to renew these expiring franchises.

     All retail electric providers in our service area pay the same rates and other charges for the same transmission and distribution services.

     Our distribution rates charged to retail electric providers for residential customers are based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are based on peak demand. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under "postage stamp" rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services. Our transmission and distribution rates have been in effect since electric competition began. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility (South Texas Project), transition charges associated with securitization of regulatory assets and securitization of stranded costs, a competition transition charge for collection of the true-up balance not securitized and a rate case expense charge.

     As discussed above under "Electric Transmission & Distribution -- Rate Case," in December 2005, the Texas Utility Commission agreed to initiate a rate proceeding concerning the reasonableness of our existing rates for transmission and distribution service and to require us to make a filing by April 15, 2006 to justify or change those rates.

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

     In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

     -    construct or acquire new equipment;

     -    acquire permits for facility operations; and

     -    modify or replace existing and proposed equipment.

     Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

     Based on current regulatory requirements and interpretations, we do not believe that compliance with federal, state or local environmental laws and regulations will have a material adverse effect on our business, financial position or results of operations. In addition, we believe that the various environmental remediation activities in which we are presently engaged will not materially interrupt or diminish our operational ability. We cannot assure you, however, that future events, such as changes in existing laws, the promulgation of new laws, or the development or discovery of new facts or conditions will not cause us to incur significant costs. The following is a discussion of all material environmental and safety laws and regulations that relate to our operations. We believe that we are in substantial compliance with all of these environmental laws and regulations.

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

WATER DISCHARGES

     Our operations are subject to the Federal Water Pollution Control Act of 1972, as amended, also known as the Clean Water Act, and analogous state laws and regulations. These laws and regulations impose detailed requirements and strict controls regarding the discharge of pollutants into waters of the United States. The unpermitted discharge of pollutants, including discharges resulting from a spill or leak incident, is prohibited. The Clean Water Act and regulations implemented thereunder also prohibit discharges of dredged and fill material in wetlands and other waters of the United States unless authorized by an appropriately issued permit. Any unpermitted release of petroleum or other pollutants from our facilities could result in fines or penalties as well as significant remedial obligations.

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

LIABILITY FOR PREEXISTING CONDITIONS

     Some of CenterPoint Energy's facilities contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations CenterPoint Energy owns, but most existing claims relate to facilities previously owned by us but which were subsequently transferred to Texas Genco Holdings, Inc. (Texas Genco). Those facilities are currently owned by Texas Genco LLC. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the separation agreement between CenterPoint Energy and Texas Genco ultimate financial responsibility for uninsured losses from these claims relating to facilities transferred to Texas Genco has been assumed by Texas Genco, but under the terms of CenterPoint Energy's agreement to sell Texas Genco to Texas Genco LLC, CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance CenterPoint Energy maintains, subject to reimbursement of the costs of such defense from Texas Genco LLC. Although their ultimate outcome cannot be predicted at this time, we intend to continue vigorously contesting claims that we do not consider to have merit and do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

REGULATORY MATTERS RELATING TO TEXAS GENCO

     Texas Genco LLC and the other owners of the South Texas Project are required by NRC regulations to estimate from time to time the amounts required to decommission that nuclear generating facility and are required to maintain funds to satisfy that obligation when the plant ultimately is decommissioned. Although neither we nor other entities owned by CenterPoint Energy now own an interest in the South Texas Project, we currently collect through a separate nuclear decommissioning charge amounts calculated to provide sufficient funds at the time of decommissioning to discharge these obligations. Funds collected are deposited into nuclear decommissioning trusts. The beneficial ownership of the nuclear decommissioning trusts is held by a subsidiary of Texas Genco LLC as a licensee of the facility. While current funding levels exceed NRC minimum requirements, no assurance can be given that the amounts held in trust will be adequate to cover the actual decommissioning costs of the South Texas Project. Such costs may vary because of changes in the assumed date of decommissioning and changes in regulatory requirements, technology and costs of labor, materials and waste burial. In the event that funds from the trust are inadequate to decommission the facilities, we will be required by the transaction agreement between CenterPoint Energy and Texas Genco LLC to collect through rates or other authorized charges all additional amounts required to fund Texas Genco LLC's obligations relating to the decommissioning of the South Texas Project.

                                    EMPLOYEES

     As of December 31, 2005, we had 2,931 full-time employees, of which approximately 42% are subject to collective bargaining agreements. We have 1,225 bargaining unit employees who are covered by a collective bargaining unit agreement with the International Brotherhood of Electrical Workers Local 66, that expires in May 2006. We have a good relationship with this bargaining unit and expect to renegotiate a new agreement in 2006.

ITEM 1A. RISK FACTORS

RISK FACTORS AFFECTING OUR BUSINESS

     WE MAY NOT BE SUCCESSFUL IN ULTIMATELY RECOVERING THE FULL VALUE OF OUR TRUE-UP COMPONENTS, WHICH COULD RESULT IN THE ELIMINATION OF CERTAIN TAX BENEFITS AND COULD HAVE AN ADVERSE IMPACT ON OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     In March 2004, we filed our true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. We and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission's rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from our initial request. First, the court reversed the Texas Utility Commission's decision to prohibit us from recovering $180 million in credits through August 2004 that we were ordered to provide to retail electric providers as a result of an inaccurate stranded cost estimate made by the Texas Utility Commission in 2000. Additional credits of approximately $30 million were paid after August 2004.

Second, the court reversed the Texas Utility Commission's disallowance of $440 million in transition costs which are recoverable under the Texas Utility Commission's regulations. We and other parties appealed the district court decisions. Briefs have been filed with the 3rd Court of Appeals in Austin but oral argument has not yet been scheduled. No prediction can be made as to the ultimate outcome or timing of such appeals. Additionally, if the amount of the true-up balance is reduced on appeal to below the amount recovered through the issuance of transition bonds and under the CTC, while the amount of transition bonds outstanding would not be reduced, we would be required to refund the over recovery to our customers.

     Among the issues raised in our appeal of the True-Up Order is the Texas Utility Commission's reduction of our stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with our former Texas Genco assets. Such reduction was considered in our recording of an after-tax extraordinary loss of $977 million in the last half of 2004. We believe that the Texas Utility Commission based its order on proposed regulations issued by the IRS in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities which were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of ADITC and EDFIT back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. If the December 2005 proposed regulations become effective and if the Texas Utility Commission's order on this issue is not reversed on appeal or the amount of the tax benefits is not otherwise restored by the Texas Utility Commission, the IRS is likely to consider that a "normalization violation" has occurred. If so, the IRS could require us to pay an amount equal to our unamortized ADITC balance as of the date that the normalization violation was deemed to have occurred. In addition, if a normalization violation is deemed to have occurred, the IRS could also deny us the ability to elect accelerated depreciation benefits. If a normalization violation should ultimately be found to exist, it could have an adverse impact on our results of operations, financial condition and cash flows. The Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation.

     OUR RECEIVABLES ARE CONCENTRATED IN A SMALL NUMBER OF RETAIL ELECTRIC PROVIDERS, AND ANY DELAY OR DEFAULT IN PAYMENT COULD ADVERSELY AFFECT OUR CASH FLOWS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. Currently, we do business with 66 retail electric providers. Adverse economic conditions, structural problems in the market served by the Electric Reliability Council of Texas, Inc. (ERCOT) or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a retail electric provider cannot make timely payments. Reliant Energy, Inc. (RRI), through its subsidiaries, is our largest customer. Approximately 56% of our $127 million in billed receivables from retail electric providers at December 31, 2005 was owed by subsidiaries of RRI. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

     RATE REGULATION OF OUR BUSINESS MAY DELAY OR DENY OUR ABILITY TO EARN A REASONABLE RETURN AND FULLY RECOVER OUR COSTS.

     Our rates are regulated by certain municipalities and the Texas Utility Commission based on an analysis of our invested capital and our expenses in a test year. Thus, the rates that we are allowed to charge may not match our expenses at any given time. The regulatory process by which rates are determined may not always result in rates that will produce full recovery of our costs and enable us to earn a reasonable return on our invested capital.

     DISRUPTIONS AT POWER GENERATION FACILITIES OWNED BY THIRD PARTIES COULD INTERRUPT OUR SALES OF TRANSMISSION AND DISTRIBUTION SERVICES.

     We transmit and distribute to customers of retail electric providers electric power that the retail electric providers obtain from power generation facilities owned by third parties. We do not own or operate any power generation facilities. If power generation is disrupted or if power generation capacity is inadequate, our sales of transmission and distribution services may be diminished or interrupted, and our results of operations, financial condition and cash flows may be adversely affected.

     OUR REVENUES AND RESULTS OF OPERATIONS ARE SEASONAL.

     A significant portion of our revenues are derived from rates that we collect from each retail electric provider based on the amount of electricity we distribute on behalf of such retail electric provider. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues being higher during the warmer months.

RISK FACTORS ASSOCIATED WITH OUR CONSOLIDATED FINANCIAL CONDITION

     IF WE ARE UNABLE TO ARRANGE FUTURE FINANCINGS ON ACCEPTABLE TERMS, OUR ABILITY TO REFINANCE EXISTING INDEBTEDNESS COULD BE LIMITED.

     As of December 31, 2005, we had $4.1 billion of outstanding indebtedness on a consolidated basis, which includes $2.5 billion of non-recourse transition bonds. Our future financing activities may depend, at least in part, on:

     - the timing and amount of our recovery of the true-up components, including, in particular, the results of appeals to the courts of determination on rulings obtained to date;

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

     - our exposure to RRI as our customer and in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy; and

     -    provisions of relevant tax and securities laws.

     As of December 31, 2005, we had outstanding $2.0 billion aggregate principal amount of general mortgage bonds under the General Mortgage, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, we had outstanding approximately $253 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.0 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2005. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

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

     THE FINANCIAL CONDITION AND LIQUIDITY OF OUR PARENT COMPANY COULD AFFECT OUR ACCESS TO CAPITAL, OUR CREDIT STANDING AND OUR FINANCIAL CONDITION.

     Our ratings and credit may be impacted by CenterPoint Energy's credit standing. As of December 31, 2005, CenterPoint Energy and its subsidiaries other than us have approximately $665 million principal amount of debt required to be paid through 2008. This amount excludes amounts related to capital leases, securitization debt and indexed debt securities obligations. In addition, CenterPoint Energy has $830 million of outstanding convertible notes on which holders could exercise their "put" rights during this period. CenterPoint Energy and its other subsidiaries may not be able to pay or refinance these amounts. If CenterPoint Energy were to experience a deterioration in its credit standing or liquidity difficulties, our access to credit and our ratings could be adversely affected and the repayment of notes receivable from CenterPoint Energy in the amount of $750 million as of December 31, 2005 could be adversely affected.

RISKS COMMON TO OUR BUSINESS AND OTHER RISKS

     WE ARE SUBJECT TO OPERATIONAL AND FINANCIAL RISKS AND LIABILITIES ARISING FROM ENVIRONMENTAL LAWS AND REGULATIONS.

     Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

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

     In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

     -    construct or acquire new equipment;

     -    acquire permits for facility operations; and

     -    modify or replace existing and proposed equipment.

     Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions, and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

     OUR INSURANCE COVERAGE MAY NOT BE SUFFICIENT. INSUFFICIENT INSURANCE COVERAGE AND INCREASED INSURANCE COSTS COULD ADVERSELY IMPACT OUR RESULTS OF OPERATIONS, FINANCIAL CONDITION AND CASH FLOWS.

     In common with other companies in our line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system because we believe it to be cost prohibitive. Additionally, we do not have business interruption coverage. If we were to sustain any loss of, or damage to, our transmission and distribution properties, we may not be able to recover such loss or damage through a change in our regulated rates, and any such recovery may not be timely granted. Therefore, we may not be able to restore any loss of, or damage to, any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

     WE AND CENTERPOINT ENERGY COULD INCUR LIABILITIES ASSOCIATED WITH BUSINESSES AND ASSETS THAT WE HAVE TRANSFERRED TO OTHERS.

     Under some circumstances, we and CenterPoint Energy could incur liabilities associated with assets and businesses we and CenterPoint Energy no longer own. These assets and businesses were previously owned by Reliant Energy, Incorporated (Reliant Energy), our predecessor, directly or through subsidiaries and include:

     - those transferred to RRI or its subsidiaries in connection with the organization and capitalization of RRI prior to its initial public offering in 2001; and

     - those transferred to Texas Genco in connection with its organization and capitalization.

     In connection with the organization and capitalization of RRI, RRI and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. The indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI is unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy has not been released from the liability in connection with the transfer, we and CenterPoint Energy could be responsible for satisfying the liability.

     RRI's unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event RRI might not honor its indemnification obligations and claims by RRI's creditors might be made against us as its former owner.

     Reliant Energy and RRI are named as defendants in a number of lawsuits arising out of power sales in California and other West Coast markets and financial reporting matters. Although these matters relate to the business and operations of RRI, claims against Reliant Energy have been made on grounds that include the effect of RRI's financial results on Reliant Energy's historical financial statements and liability of Reliant Energy as a controlling shareholder of RRI. We could incur liability if claims in one or more of these lawsuits were successfully asserted against us and indemnification from RRI were determined to be unavailable or if RRI were unable to satisfy indemnification obligations owed with respect to those claims.

     In connection with the organization and capitalization of Texas Genco, Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and it subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were our obligations and we were not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. In connection with the sale of Texas Genco's fossil generation assets (coal, lignite and gas-fired plants) to Texas Genco LLC, the separation agreement CenterPoint Energy entered into with Texas Genco in connection with the organization and capitalization of Texas Genco was amended to provide that all of Texas Genco's rights and obligations under the separation agreement relating to its fossil generation assets, including Texas Genco's obligation to indemnify CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the fossil generation assets and related business, were assigned to and assumed by Texas Genco LLC. In addition, under the amended separation agreement, Texas Genco is no longer liable for, and CenterPoint Energy has assumed and agreed to indemnify Texas Genco LLC against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies or other similar agreements held by CenterPoint Energy. If Texas Genco or Texas Genco LLC were unable to satisfy a liability that had been so assumed or indemnified against, and provided Reliant Energy had not been released from the liability in connection with the transfer, we could be responsible for satisfying the liability.

     CenterPoint Energy or it subsidiaries have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations CenterPoint Energy owns, but most existing claims relate to facilities previously owned by CenterPoint Energy but currently owned by Texas Genco LLC. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the separation agreement between CenterPoint Energy and Texas Genco, ultimate financial responsibility for uninsured losses from claims relating to facilities transferred to Texas Genco has been assumed by Texas Genco, but under the terms of

CenterPoint Energy's agreement to sell Texas Genco to Texas Genco LLC, CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance CenterPoint Energy maintains, subject to reimbursement of the costs of such defense from Texas Genco LLC.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     Not applicable.

ITEM 2. PROPERTIES

CHARACTER OF OWNERSHIP

     We own or lease our principal properties in fee, including our corporate office space. Most of our electric lines are located, pursuant to easements and other rights, on public roads or on land owned by others. For information regarding our properties, please read "Our Business -- Electric Transmission & Distribution -- Properties" in Item 1 of this report, which information is incorporated herein by reference.

ITEM 3. LEGAL PROCEEDINGS

     For a discussion of material legal and regulatory proceedings affecting us, please read "Regulation" and "Environmental Matters" in Item 1 of this report and Notes 3 and 7(b) to our consolidated financial statements, which information is incorporated herein by reference.

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

     In 2004 and 2005, we paid dividends on our common shares of $100 million and $537 million, respectively, to Utility Holding, LLC.

ITEM 6. SELECTED FINANCIAL DATA

     The information called for by Item 6 is omitted pursuant to Instruction I(2) to Form 10-K (Omission of Information by Certain Wholly Owned Subsidiaries). The ratio of earnings to fixed charges for the year ended December 31, 2005 was 1.99.

ITEM 7. MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our consolidated financial statements and notes contained in Item 8 of this report.

                                    OVERVIEW

     We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company. CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The 1935 Act and related rules and regulations imposed a number of restrictions on CenterPoint Energy's activities and those of its subsidiaries. The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006, and since that date CenterPoint Energy and its subsidiaries have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005), which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require CenterPoint Energy to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. The FERC continues to consider motions for rehearing or clarification of these rules.

     We provide electric transmission and distribution services to retail electric providers serving approximately 1.9 million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately 4.8 million people and includes Houston.

     On behalf of retail electric providers, we deliver electricity from power plants to substations and from one substation to another and to retail electric customers in locations throughout the control area managed by the Electric Reliability Council of Texas, Inc. (ERCOT). ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally owned electric utilities, rural electric cooperatives, independent generators, power marketers and retail electric providers. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation's largest power markets. Transmission services are provided under tariffs approved by the Public Utility Commission of Texas (Texas Utility Commission).

     Operations include construction and maintenance of electric transmission and distribution facilities, metering services, outage response services and other call center operations. Distribution services are provided under tariffs approved by the Texas Utility Commission.

                                EXECUTIVE SUMMARY

SIGNIFICANT EVENTS IN 2005

RECOVERY OF TRUE-UP BALANCE/SECURITIZATION FINANCING

     The Texas Electric Choice Plan (Texas electric restructuring law), which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law requires the Texas Utility Commission to conduct a "true-up" proceeding to determine our stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for its recovery of those costs. In March 2004, we filed our true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. We and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission's rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from our initial request. First, the court reversed the Texas Utility Commission's decision to prohibit us from recovering $180 million in credits through August 2004 that we were ordered to provide to retail electric providers as a result of an inaccurate stranded cost estimate made by the Texas Utility Commission in 2000. Additional credits of approximately $30 million were paid after August 2004. Second, the court reversed the Texas Utility Commission's disallowance of $440 million in transition costs which are recoverable under the Texas Utility Commission's regulations. We and other parties appealed the district court decisions. Briefs have been filed with the 3rd Court of Appeals in Austin but oral argument has not yet been scheduled.

     There are two ways for us to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed in all respects in August 2005 by the same Travis County District Court considering the appeal of the True-Up Order, in December 2005 our subsidiary issued $1.85 billion in transition bonds with interest rates ranging from 4.84 percent to 5.30 percent and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, we recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

     In July 2005, we received an order from the Texas Utility Commission allowing us to implement a CTC which will collect approximately $596 million over 14 years plus interest at an annual rate of 11.075 percent (CTC Order). The CTC Order authorizes us to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. The CTC Order also allows us to collect approximately $24 million of rate case expenses over three years through a separate tariff rider (Rider RCE). We implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. During the period from September 13, 2005, the date of the implementation of the CTC Order, through December 31, 2005, we recognized approximately $21 million in CTC operating income. Certain parties appealed the CTC Order to the Travis County Court in September 2005.

     Under the True-Up Order, we are allowed to recover carrying charges at
11.075 percent until the true-up balance is recovered. In January 2006, the Texas Utility Commission staff (Staff) proposed that the Texas Utility Commission adopt new rules governing the carrying charges on unrecovered true-up balances. If the Texas Utility Commission adopts the rule as the Staff proposed it and the rule is deemed to apply to us, the rule would reduce carrying costs on the unrecovered CTC balance prospectively from 11.075 percent to the utility's cost of debt.

RATE CASE

     The Texas Utility Commission requires each electric utility to file an annual Earnings Report providing certain information to enable the Texas Utility Commission to monitor the electric utilities' earnings and financial condition within the state. In May 2005, we filed our Earnings Report for the calendar year ended December 31, 2004. Our Earnings Report shows that we earned less than our authorized rate of return on equity in 2004.

     In October 2005, the Staff filed a memorandum summarizing its review of the Earnings Reports filed by electric utilities. Based on its review, the Staff concluded that continuation of our existing rates could result in excess retail transmission and distribution revenues of as much as $105 million and excess wholesale transmission revenues of as much as $31 million annually and recommended that the Texas Utility Commission initiate a review of the reasonableness of existing rates. The Staff's analysis was based on a 9.60 percent cost of equity, which is 165 basis points lower than the approved return on equity from our last rate proceeding, the elimination of interest on debt that matured in November 2005 and certain other adjustments to our reported information. Additionally, a hypothetical capital structure of 60 percent debt and 40 percent equity was used which varies materially from our actual capital structure as of December 31, 2005 of approximately 50 percent debt and 50 percent equity.

     In December 2005, the Texas Utility Commission considered the Staff report and agreed to initiate a rate proceeding concerning the reasonableness of our existing rates for transmission and distribution service and to require us to make a filing by April 15, 2006 to justify or change those rates.

CITY OF HOUSTON FRANCHISE

     In June 2005, we accepted an ordinance granting us a new 30-year franchise to use the public rights-of-way to conduct our business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of ours and the City of Houston and provides for streamlined payment and audit procedures and a two-year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, we paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the Additional Amount will be adjusted annually based on the increase, if any, in kWh delivered by us within the City of Houston.

     We began paying the new annual franchise fees on July 1, 2005. Pursuant to the New Franchise Ordinance, the Annual Franchise Fee will be reduced prospectively to reflect any portion of the Annual Franchise Fee that is not included in our base rates in any subsequent rate case.

DEBT FINANCING TRANSACTIONS

     During the fourth quarter of 2005, we retired at maturity our $1.31 billion term loan, which bore interest at the London inter-bank offer rate (LIBOR) plus 975 basis points, subject to a minimum LIBOR rate of 3 percent. We used our $1.31 billion credit facility bearing interest at LIBOR plus 75 basis points to retire the term loan. Borrowings under the credit facility were subsequently repaid with a portion of the proceeds of the $1.85 billion transition bonds referred to above.

2005 HIGHLIGHTS

     Our operating performance for 2005 compared to 2004 was affected by:

     - continued customer growth, with the addition of 61,000 metered electric customers;

     -    a decrease in interest expense of $17 million; and

     - a decrease in the return on the true-up balance of $105 million in 2005, partially offset by an increase in operating income of $21 million related to the return on the true-up balance being recovered through the CTC. This decrease is primarily due to the recording of the return on the true-up balance for 2002 through 2004 in the fourth quarter of 2004.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     Our past earnings and results of operations are not necessarily indicative of our future earnings and results of operations. The magnitude of our future earnings and results of our operations will depend on or be affected by numerous factors including:

     - the timing and amount of our recovery of the true-up components, including, in particular, the results of appeals to the courts of determinations on rulings obtained to date;

     - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to other aspects of our business and actions with respect to:

          -    allowed rates of return;

          -    rate structures;

          -    recovery of investments; and

          -    operation and construction of facilities;

     - timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

     - industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

     -    changes in interest rates or rates of inflation;

     -    weather variations and other natural phenomena;

     - commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

     -    actions by rating agencies;

     - non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (RRI);

     - the ability of RRI to satisfy its obligations to us, including indemnity obligations;

     -    our ability to control costs;

     - the investment performance of CenterPoint Energy's employee benefit plans;

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or beneficial to us; and

     - other factors we discuss under "Risk Factors" in Item 1A of this report.

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

     The following table sets forth selected financial data for the years ended December 31, 2003, 2004 and 2005, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                                  YEAR ENDED DECEMBER 31,
                                                           ------------------------------------
                                                              2003         2004         2005
                                                           ----------   ----------   ----------
                                                                       (IN MILLIONS,
                                                           EXCEPT THROUGHPUT AND CUSTOMER DATA)
Revenues:
   Electric transmission and distribution utility (1)...   $    2,061   $    1,446   $    1,538
   Transition bond companies............................           63           75          106
                                                           ----------   ----------   ----------
      Total Revenues....................................        2,124        1,521        1,644
                                                           ----------   ----------   ----------
Expenses:
   Operation and maintenance............................          635          539          618
   Depreciation and amortization........................          246          248          258
   Taxes other than income taxes........................          198          203          214
   Transition bond companies............................           25           37           67
                                                           ----------   ----------   ----------
      Total Expenses....................................        1,104        1,027        1,157
                                                           ----------   ----------   ----------
Operating Income........................................        1,020          494          487
Interest and other finance charges......................         (361)        (345)        (328)
Return on true-up balance...............................           --          226          121
Other Income, net.......................................            3           44           51
                                                           ----------   ----------   ----------
Income Before Income Taxes and Extraordinary Item.......          662          419          331
Income Tax Expense......................................          230          137          108
                                                           ----------   ----------   ----------
Income Before Extraordinary Item........................          432          282          223
Extraordinary Item, net of tax..........................           --         (977)          30
                                                           ----------   ----------   ----------
Net Income (Loss).......................................   $      432   $     (695)  $      253
                                                           ==========   ==========   ==========

Throughput (in gigawatt-hours (GWh)):
   Residential..........................................       23,687       23,748       24,924
   Total................................................       70,815       73,632       74,189

Average number of metered customers:
   Residential..........................................    1,594,177    1,639,488    1,683,100
   Total................................................    1,815,142    1,862,853    1,912,346

----------
(1) In 2003, revenues include $661 million of non-cash ECOM revenues in accordance with the Texas electric restructuring law. In 2004 and 2005, there were no ECOM revenues.

     2005 Compared to 2004. We reported operating income of $487 million for 2005, consisting of $448 million for the regulated electric transmission and distribution utility and $39 million for our transition bond company subsidiaries that issued $749 million and $1.851 billion principal amount of transition bonds in 2001 and 2005, respectively. For 2004, operating income totaled $494 million, consisting of $456 million for the regulated electric transmission and distribution utility and $38 million for the transition bond company. Operating revenues increased primarily due to increased usage resulting from warmer weather ($13 million), continued customer growth ($33 million) with the addition of 61,000 metered customers since December 2004, recovery of our 2004 true-up balance not covered by the transition bond financing order ($21 million) and higher transmission cost recovery ($13 million). The increase in operating revenues was more than offset by higher transmission costs ($24 million), the absence of a gain from a land sale recorded in 2004 ($11 million), the absence of a $15 million partial reversal of a reserve related to the final fuel reconciliation recorded in 2004, increased employee-related expenses ($20 million) and higher tree trimming expense ($6 million), partially offset by a decrease in pension expense ($14 million).

c
Depreciation and amortization expense increased ($10 million) primarily as a result of higher plant balances. Taxes other than income taxes increased ($11 million) primarily due to higher franchise fees paid to the City of Houston.

     Net income for 2005 included an after-tax extraordinary gain of $30 million recorded in the second quarter reflecting an adjustment to the after-tax extraordinary loss of $977 million recorded in the last half of 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

     In September 2005, our service area in Texas was adversely affected by Hurricane Rita. Although damage to our electric facilities was limited, over 700,000 customers lost power at the height of the storm. Power was restored to over a half million customers within 36 hours and all power was restored in less than five days. Our revenues lost as a result of the storm were more than offset by warmer than normal weather during the third quarter. We have deferred $28 million of restoration costs for recovery in a future rate case and have capitalized an additional $8 million of costs as property, plant and equipment.

     2004 Compared to 2003. We reported operating income of $494 million for 2004, consisting of $456 million for the regulated electric transmission and distribution utility and $38 million for the transition bond company. For 2003, operating income totaled $1.0 billion, consisting of $321 million for the regulated electric transmission and distribution utility, $38 million for the transition bond company and $661 million of non-cash income associated with ECOM. Operating income increased $31 million from continued customer growth and a $11 million gain on a land sale, partially offset by milder weather and decreased usage of $18 million and higher net transmission costs of $6 million. Additionally, operating income in 2004 was favorably impacted by the absence of $87 million reserve recorded in 2003 related to the final fuel reconciliation and a $15 million partial reversal of this fuel reserve in 2004 as a result of the Texas Utility Commission's final orders in the final fuel reconciliation.

     Net loss for 2004 included an after-tax extraordinary loss of $977 million from a write-down of regulatory assets based on our analysis of the Texas Utility Commission's final order in the 2004 True-Up Proceeding.

                                    LIQUIDITY

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements during 2006 include approximately $336 million of capital expenditures and $73 million of scheduled payments on transition bonds.

     We expect that borrowings under our credit facilities, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for the next twelve months.

     Capital Requirements. The following table sets forth our capital expenditures for 2005 and estimates of our capital requirements for 2006 through 2010 (in millions):

2005...   $281
2006...    336
2007...    361
2008...    333
2009...    304
2010...    301

     The following table sets forth estimates of our contractual obligations to make future payments for 2006 through 2010 and thereafter (in millions):

                                                                                              2011 AND
              CONTRACTUAL OBLIGATIONS                 TOTAL   2006   2007-2008   2009-2010   THEREAFTER
              -----------------------                ------   ----   ---------   ---------   ----------
Transition bond debt, including current
   portion(1).....................................   $2,480   $ 73      $306        $365       $1,736
Other long-term debt, including current portion...    1,590     --        --          --        1,590
Interest payments - transition bond debt (1)(2)...      960     92       239         207          422
Interest payments - other long-term debt (2)......    1,425     96       191         190          948
Capital leases....................................        1     --        --          --            1
Operating leases (3)..............................       15      6         9          --           --
Benefit obligations (4)...........................       --     --        --          --           --
                                                     ------   ----      ----        ----       ------
   Total contractual cash obligations.............   $6,471   $267      $745        $762       $4,697
                                                     ======   ====      ====        ====       ======

----------
(1) Transition charges are adjusted at least annually to cover debt service on transition bonds.

(2) We calculated estimated interest payments for long-term debt as follows: for fixed-rate debt and term debt, we calculated interest based on the applicable rates and payment dates; for variable-rate debt and/or non-term debt, we used interest rates in place as of December 31, 2005; we typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3) For a discussion of operating leases, please read Note 7(a) to our consolidated financial statements.

(4) We expect to contribute approximately $10 million to our postretirement benefits plan in 2006 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

     Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

     Credit Facilities. In March 2005, we established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on our current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. Our $200 million credit facility contains covenants, including a debt (excluding transition bonds) to total capitalization covenant of 68% and an earnings before interest, taxes, depreciation and amortization (EBITDA) to interest covenant. Borrowings under our $200 million credit facility are available notwithstanding that a material adverse change has occurred or litigation that could be expected to have a material adverse effect has occurred, so long as other customary terms and conditions are satisfied. As of February 28, 2006, approximately $4 million of the credit facility was utilized in the form of letters of credit.

     We are currently in compliance with the various business and financial covenants contained in our credit facility.

     During the fourth quarter of 2005, we retired at maturity our $1.31 billion term loan, which bore interest at LIBOR plus 975 basis points, subject to a minimum LIBOR rate of 3 percent. We used our $1.31 billion credit facility bearing interest at LIBOR plus 75 basis points to retire the term loan. All amounts borrowed under the credit facility were repaid with a portion of the proceeds of the $1.85 billion transition bonds referred to above.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper. At December 31, 2005 and February 28, 2006, we had borrowings of $68 million and $159 million, respectively, from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by wholly owned subsidiaries. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company) and CenterPoint

Energy Transition Bond Company II, LLC (Bond Company II), as of February 28, 2006. Amounts are expressed in millions.

                                                              TRANSITION
YEAR                    THIRD-PARTY   AFFILIATE   SUB-TOTAL      BONDS      TOTAL
----                    -----------   ---------   ---------   ----------   ------
2006 ................      $   --        $ --       $   --      $   73     $   73
2007 ................          --          --           --         147        147
2008 ................          --          --           --         159        159
2009 ................          --          --           --         175        175
2010 ................          --          --           --         190        190
2011 ................          --          --           --         207        207
2012 ................          46          --           46         227        273
2013 ................         450          --          450         245        695
2014 ................         300          --          300         147        447
2015 ................          --         151          151         158        309
2016 ................          --          --           --         169        169
2017 ................         127          --          127         181        308
2018 ................          --          --           --         194        194
2019 ................          --          --           --         208        208
2021 ................         102          --          102          --        102
2023 ................         200          --          200          --        200
2027 ................          56          --           56          --         56
2033 ................         312          --          312          --        312
                           ------        ----       ------      ------     ------
Total ...............      $1,593        $151       $1,744      $2,480     $4,224
                           ======        ====       ======      ======     ======

     As of February 28, 2006, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

                                                                   ISSUED AS       ISSUED AS COLLATERAL
                                            ISSUED DIRECTLY   COLLATERAL FOR THE      FOR CENTERPOINT
                                           TO THIRD PARTIES     COMPANY'S DEBT         ENERGY'S DEBT       TOTAL
                                           ----------------   ------------------   --------------------   ------
First Mortgage Bonds ...................        $  102                $ --                 $151           $  253
General Mortgage Bonds .................         1,262                 229                  527            2,018
                                                ------                ----                 ----           ------
   Total ...............................        $1,364                $229                 $678           $2,271
                                                ======                ====                 ====           ======

     The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.0 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2005. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

                                  FIRST MORTGAGE      GENERAL
YEAR                                   BONDS       MORTGAGE BONDS   TOTAL
----                              --------------   --------------   -----
2011 ..........................        $ --             $ 19         $ 19
2015 ..........................         151               --          151
2018 ..........................          --               50           50
2019 ..........................          --              200          200
2020 ..........................          --               90           90
2026 ..........................          --              100          100
2028 ..........................          --               68           68
                                       ----             ----         ----
   Total ......................        $151             $527         $678
                                       ====             ====         ====

     At December 31, 2005, Bond Company had $629 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. At December 31, 2005, Bond Company II had $1.85 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of February 28, 2006, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                                              MOODY'S                 S&P                  FITCH
                                                       -------------------   --------------------   --------------------
INSTRUMENT                                             RATING   OUTLOOK(1)   RATING   OUTLOOK (2)   RATING   OUTLOOK (3)
----------                                             ------   ----------   ------   -----------   ------   -----------
Senior Secured Debt (First Mortgage Bonds)..........    Baa2      Stable      BBB       Stable        A-        Stable

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

     A decline in credit ratings would increase borrowing costs under our $200 million credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and would negatively impact our ability to complete capital market transactions.

     Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of February 28, 2006, CenterPoint Energy had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     -    increases in interest expense in connection with debt refinancings;

     -    various regulatory actions;

     - the ability of RRI and its subsidiaries to satisfy their obligations as our principal customer and in respect of RRI's indemnity obligations to us; and

     - various other risks identified in "Risk Factors" in Item 1A of this report.

     Certain Contractual Limits on Ability to Issue Securities and Pay Dividends. Our credit facility limits our debt, excluding transition bonds, as a percentage of our total capitalization to 68 percent and also contains an EBITDA to interest covenant. Additionally, in connection with the issuance of a certain series of general mortgage bonds, we agreed not to issue, subject to certain exceptions, additional first mortgage bonds.

     Our parent, CenterPoint Energy, was a registered public utility holding company under the 1935 Act. The 1935 Act and related rules and regulations imposed a number of restrictions on CenterPoint Energy's activities and those of its subsidiaries. The Energy Act of 2005 repealed the 1935 Act effective February 8, 2006, and since that date CenterPoint Energy and its subsidiaries have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes a new PUHCA 2005 which grants to the FERC authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require CenterPoint Energy to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. The FERC continues to consider motions for rehearing or clarification of these rules.

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

ACCOUNTING FOR RATE REGULATION

     Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. We continue to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $332 million of recoverable electric generation-related regulatory assets as of December 31, 2005. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the Texas Utility Commission's final order in the 2004 True-Up Proceeding, we recorded an after-tax charge to earnings in 2004 of approximately $977 million after-tax to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Statements of Consolidated Operations. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. Appeals of the district court's judgment are still pending. No amounts related to the court's judgment have been recorded in our consolidated financial statements.

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

ASSET RETIREMENT OBLIGATIONS

     We account for our long-lived assets under SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143), and Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations - An Interpretation of SFAS No. 143" (FIN 47). SFAS No. 143 and FIN 47 require that an asset retirement obligation be recorded at fair value in the period in which it is incurred if a reasonable estimate of fair value can be made. In the same period, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. Rate-regulated entities may recognize regulatory assets or liabilities as a result of timing differences between the recognition of costs as recorded in accordance with SFAS No. 143 and FIN 47, and costs recovered through the ratemaking process.

     We estimate the fair value of asset retirement obligations by calculating the discounted cash flows that are dependent upon the following components:

     - Inflation adjustment - The estimated cash flows are adjusted for inflation estimates for labor, equipment, materials, and other disposal costs;

     - Discount rate - The estimated cash flows include contingency factors that were used as a proxy for the market risk premium; and

     - Third party markup adjustments - Internal labor costs included in the cash flow calculation were adjusted for costs that a third party would incur in performing the tasks necessary to retire the asset.

     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 2%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At December 31, 2005, our estimated cost of retiring these assets is approximately $11 million.

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

                            OTHER SIGNIFICANT MATTERS

     Pension Plan. As discussed in Note 2(m) to the consolidated financial statements, we participate in CenterPoint Energy's qualified non-contributory pension plan covering substantially all employees. Pension expense for 2006 is estimated to be $10 million based on an expected return on plan assets of 8.5% and a discount rate of 5.7% as of December 31, 2005. Pension expense for the year ended December 31, 2005 was $9 million. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We have outstanding long-term debt, which subjects us to the risk of loss associated with movements in market interest rates.

     Our floating-rate obligations aggregated $1.3 billion at December 31, 2004. We had no floating-rate obligations at December 31, 2005 except for $68 million of money pool borrowings from our parent.

     At December 31, 2004 and 2005, we had outstanding fixed-rate debt aggregating $2.4 billion and $4.2 billion, respectively, in principal amount and having a fair value of $2.6 billion and $4.3 billion in 2004 and 2005, respectively. These instruments are fixed-rate and therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 5 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $185 million if interest rates were to decline by 10% from their levels at December 31, 2005. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the Company) as of December 31, 2004 and 2005, and the related consolidated statements of operations, cash flows and stockholder's and member's equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries at December 31, 2004 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations," effective December 31, 2005.

DELOITTE & TOUCHE LLP

Houston, Texas
March 24, 2006

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                      STATEMENTS OF CONSOLIDATED OPERATIONS

                                                        YEAR ENDED DECEMBER 31,
                                                       ------------------------
                                                        2003     2004     2005
                                                       ------   ------   ------
                                                             (IN MILLIONS)
REVENUES............................................   $2,124   $1,521   $1,644
                                                       ------   ------   ------
EXPENSES:
   Operation and maintenance........................      636      541      621
   Depreciation and amortization....................      270      283      322
   Taxes other than income taxes....................      198      203      214
                                                       ------   ------   ------
      Total.........................................    1,104    1,027    1,157
                                                       ------   ------   ------
OPERATING INCOME....................................    1,020      494      487
                                                       ------   ------   ------
OTHER INCOME (EXPENSE):
   Interest and other finance charges...............     (322)    (307)    (288)
   Interest on transition bonds.....................      (39)     (38)     (40)
   Return on true-up balance........................       --      226      121
   Other, net.......................................        3       44       51
                                                       ------   ------   ------
      Total.........................................     (358)     (75)    (156)
                                                       ------   ------   ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM...      662      419      331
   Income Tax Expense...............................      230      137      108
                                                       ------   ------   ------
INCOME BEFORE EXTRAORDINARY ITEM....................      432      282      223
   Extraordinary Item, net of tax...................       --     (977)      30
                                                       ------   ------   ------
NET INCOME (LOSS)...................................   $  432   $ (695)  $  253
                                                       ======   ======   ======

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                           CONSOLIDATED BALANCE SHEETS

                                                                   DECEMBER 31,
                                                                 ---------------
                                                                  2004     2005
                                                                 ------   ------
                                                                  (IN MILLIONS)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents .................................   $   25   $   40
   Accounts and notes receivable, net ........................      124      150
   Accounts and notes receivable--affiliated companies, net ..       58       --
   Accrued unbilled revenues .................................       74      108
   Inventory .................................................       53       60
   Taxes receivable ..........................................       62       --
   Deferred tax asset ........................................       79        1
   Other .....................................................       12       34
                                                                 ------   ------
      Total current assets ...................................      487      393
                                                                 ------   ------
PROPERTY, PLANT AND EQUIPMENT, NET ...........................    4,041    4,077
                                                                 ------   ------
OTHER ASSETS:
   Other intangibles, net ....................................       38       38
   Regulatory assets .........................................    3,329    2,902
   Notes receivable--affiliated companies ....................      815      750
   Other .....................................................       73       67
                                                                 ------   ------
      Total other assets .....................................    4,255    3,757
                                                                 ------   ------
      TOTAL ASSETS ...........................................   $8,783   $8,227
                                                                 ======   ======

                        LIABILITIES AND MEMBER'S EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt .........................   $1,357   $   73
   Accounts payable ..........................................       41       57
   Accounts and notes payable--affiliated companies, net .....       --       79
   Taxes accrued .............................................      105      139
   Interest accrued ..........................................       68       50
   Regulatory liabilities ....................................      225       --
   Other .....................................................       58       43
                                                                 ------   ------
      Total current liabilities ..............................    1,854      441
                                                                 ------   ------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ....................    1,377    1,400
   Unamortized investment tax credits ........................       49       42
   Benefit obligations .......................................      128      139
   Regulatory liabilities ....................................      648      294
   Notes payable--affiliated companies .......................      151      151
   Accounts payable--affiliated companies ....................      303       --
   Other .....................................................       19       44
                                                                 ------   ------
      Total other liabilities ................................    2,675    2,070
                                                                 ------   ------
LONG-TERM DEBT ...............................................    2,221    3,998
                                                                 ------   ------
COMMITMENTS AND CONTINGENCIES (NOTE 7)

MEMBER'S EQUITY ..............................................    2,033    1,718
                                                                 ------   ------
      TOTAL LIABILITIES AND MEMBER'S EQUITY ..................   $8,783   $8,227
                                                                 ======   ======

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                      STATEMENTS OF CONSOLIDATED CASH FLOWS

                                                                          YEAR ENDED DECEMBER 31,
                                                                        -------------------------
                                                                         2003     2004     2005
                                                                        ------   -----   --------
                                                                              (IN MILLIONS)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ................................................   $  432   $(695)  $   253
   Extraordinary item, net of tax ...................................       --     977       (30)
                                                                        ------   -----   -------
   Income before extraordinary item .................................      432     282       223
   Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
      Depreciation and amortization .................................      270     283       322
      Deferred income taxes .........................................      389      86       123
      Amortization of deferred financing costs ......................       31      31        31
      Investment tax credit .........................................       (7)     (7)       (7)
      Changes in other assets and liabilities:
         Accounts and notes receivable, net .........................        7     (36)      (59)
         Accounts receivable/payable, affiliates ....................      (47)     39        61
         Taxes receivable ...........................................     (144)    235       (79)
         Inventory ..................................................        4       3        (7)
         Accounts payable ...........................................        3       4         6
         Interest and taxes accrued .................................       (1)     25        16
         Net regulatory assets and liabilities ......................     (771)   (518)     (181)
         Clawback payment from RRI ..................................       --     177        --
         Other current assets .......................................       (2)      2       (10)
         Other current liabilities ..................................        4      (6)      (15)
         Other assets ...............................................      (24)     (2)       (3)
         Other liabilities ..........................................      (15)    (35)      (17)
      Other, net ....................................................        2      --        --
                                                                        ------   -----   -------
            Net cash provided by operating activities ...............      131     563       404
                                                                        ------   -----   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .............................................     (224)   (226)     (267)
   Decrease in notes receivable from affiliates .....................       --      --        73
   Increase in restricted cash of transition bond companies..........       --      --       (12)
                                                                        ------   -----   -------
            Net cash used in investing activities ...................     (224)   (226)     (206)
                                                                        ------   -----   -------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt .....................................    1,258     229     3,161
   Payments of long-term debt .......................................     (531)    (42)   (2,668)
   Increase (decrease) in short-term notes payable with affiliates ..       65    (186)       68
   Increase (decrease) in long-term payable with affiliates .........     (703)   (229)     (303)
   Debt issuance costs ..............................................      (35)    (16)      (16)
   Contribution from parent .........................................       --      --       113
   Dividend to parent ...............................................       --    (100)     (537)
   Other, net .......................................................       (1)      1        (1)
                                                                        ------   -----   -------
            Net cash provided by (used in) financing activities .....       53    (343)     (183)
                                                                        ------   -----   -------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................      (40)     (6)       15
CASH AND CASH EQUIVALENTS AT BEGINNING OF THE YEAR ..................       71      31        25
                                                                        ------   -----   -------
CASH AND CASH EQUIVALENTS AT END OF THE YEAR ........................   $   31   $  25   $    40
                                                                        ======   =====   =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
   Cash Payments:
      Interest, net of capitalized interest .........................   $  317   $ 315   $   319
      Income taxes (refunds) ........................................     (104)    (74)      155
   Non-cash transactions:
      Increase in accounts payable related to capital expenditures ..   $   --   $  --   $    10

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

          STATEMENTS OF CONSOLIDATED STOCKHOLDER'S AND MEMBER'S EQUITY

                                                                       2003               2004               2005
                                                                 ---------------    ---------------    ---------------
                                                                 SHARES   AMOUNT    SHARES   AMOUNT    SHARES   AMOUNT
                                                                 ------   ------    ------   ------    ------   ------
                                                                         (IN MILLIONS, EXCEPT SHARE AMOUNTS)
PREFERENCE STOCK, NONE OUTSTANDING ...........................       --    $   --       --    $   --       --    $   --
CUMULATIVE PREFERRED STOCK, $0.01 PAR VALUE; AUTHORIZED
   20,000,000 SHARES, NONE OUTSTANDING .......................       --        --       --        --       --        --
COMMON STOCK, $0.01 PAR VALUE; AUTHORIZED 1,000,000,000 SHARES
   Balance, beginning of year ................................    1,000        --    1,000        --    1,000        --
                                                                  -----    ------    -----    ------    -----    ------
   Balance, end of year ......................................    1,000        --    1,000        --    1,000        --
                                                                  -----    ------    -----    ------    -----    ------
ADDITIONAL PAID-IN-CAPITAL
   Balance, beginning of year ................................              2,205              2,190              2,278
   Contribution from parent ..................................                 --                113                (28)
   Dividend to parent ........................................                 --                 --               (528)
   Other .....................................................                (15)               (25)                (3)
                                                                           ------             ------             ------
   Balance, end of year ......................................              2,190              2,278              1,719
                                                                           ------             ------             ------
RETAINED EARNINGS (DEFICIT)
   Balance, beginning of year ................................                118                550               (245)
   Net income (loss) .........................................                432               (695)               253
   Dividend to parent ........................................                 --               (100)                (9)
                                                                           ------             ------             ------
   Balance, end of year ......................................                550               (245)                (1)
                                                                           ------             ------             ------
      TOTAL STOCKHOLDER'S AND MEMBER'S EQUITY ................             $2,740             $2,033             $1,718
                                                                           ======             ======             ======

          See Notes to the Company's Consolidated Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND

     CenterPoint Energy Houston Electric, LLC (CenterPoint Houston or the Company) engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston.

     The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the 1999 Texas Electric Choice Law (Texas electric restructuring law).

     CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The 1935 Act and related rules and regulations imposed a number of restrictions on the activities of CenterPoint Energy and its subsidiaries. The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006, and since that date CenterPoint Energy and its subsidiaries have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005), which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require CenterPoint Energy to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. The FERC continues to consider motions for rehearing or clarification of these rules.

(2)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)  USE OF ESTIMATES

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

(b)  PRINCIPLES OF CONSOLIDATION

     The accounts of the Company and its wholly owned subsidiaries are included in the Company's consolidated financial statements. All significant intercompany transactions and balances are eliminated in consolidation.

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

(d)  LONG-LIVED ASSETS AND INTANGIBLES

     The Company records property, plant and equipment at historical cost. The Company expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

                                               WEIGHTED         DECEMBER 31,
                                            AVERAGE USEFUL   -----------------
                                             LIVES (YEARS)     2004      2005
                                            --------------   -------   -------
                                                               (IN MILLIONS)
Transmission ............................         39         $ 1,308   $ 1,327
Distribution ............................         25           4,255     4,453
Other ...................................         18             682       683
                                                             -------   -------
   Total ...............................                       6,245     6,463
Accumulated depreciation ................                     (2,204)   (2,386)
                                                             -------   -------
   Property, plant and equipment, net ...                    $ 4,041   $ 4,077
                                                             =======   =======

     The components of the Company's other intangible assets consist of the following:

                          DECEMBER 31, 2004         DECEMBER 31, 2005
                       -----------------------   -----------------------
                       CARRYING    ACCUMULATED   CARRYING    ACCUMULATED
                        AMOUNT    AMORTIZATION    AMOUNT    AMORTIZATION
                       --------   ------------   --------   ------------
                                         (IN MILLIONS)
Land Use Rights.....      $48         $(10)         $48         $(10)

     The Company recognizes specifically identifiable intangibles, including land use rights and permits, when specific rights and contracts are acquired. The Company has no intangible assets with indefinite lives recorded as of December 31, 2005. The Company amortizes acquired intangibles on a straight-line basis over the lesser of their contractual or estimated useful lives that range from 72 to 75 years for land use rights.

     Amortization expense for other intangibles for 2003, 2004 and 2005 was approximately $1 million in each year. Estimated amortization expense for the five succeeding fiscal years is approximately $1 million per year.

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

(e)  REGULATORY ASSETS AND LIABILITIES

     The Company applies the accounting policies established in Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). The following is a list of regulatory assets/liabilities reflected on the Company's Consolidated Balance Sheets as of December 31, 2004 and 2005:

                                                                     DECEMBER 31,
                                                                   ---------------
                                                                    2004     2005
                                                                   ------   ------
                                                                    (IN MILLIONS)
Recoverable electric generation-related regulatory assets (1) ..   $1,946   $  332
Securitized regulatory asset ...................................      647    2,420
Unamortized loss on reacquired debt ............................       80       91
Other long-term regulatory assets/liabilities ..................       32       21
                                                                   ------   ------
   Subtotal ....................................................    2,705    2,864
Estimated removal costs ........................................     (249)    (256)
                                                                   ------   ------
   Total .......................................................   $2,456   $2,608
                                                                   ======   ======

----------
(1) Excludes $147 million and $248 million of allowed equity return on the true-up balance as of December 31, 2004 and 2005, respectively. See Note 3(a).

     Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed in all respects in August 2005 by the same Travis County District Court considering the appeal of the True-Up Order, in December 2005 a subsidiary of the Company issued $1.85 billion in transition bonds with interest rates ranging from 4.84 percent to 5.30 percent and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, the Company recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

     If events were to occur that would make the recovery of these assets and liabilities no longer probable, the Company would be required to write-off or write-down these regulatory assets and liabilities. During 2004, the Company wrote-off net regulatory assets of $1.5 billion ($977 million after-tax) as an extraordinary loss in response to the Texas Utility Commission's order on the Company's final true-up application. Based on subsequent orders received from the Texas Utility Commission, the Company recorded an extraordinary gain of $47 million ($30 million after-tax) in the second quarter of 2005 related to these regulatory assets. For further discussion of regulatory assets, see Note 3.

     The Company's rate-regulated businesses recognize removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2004 and 2005, these removal costs of $249 million and $256 million, respectively, are classified as regulatory liabilities in the Consolidated Balance Sheets. A portion of the amount of removal costs that relate to asset retirement obligations have been reclassified from a regulatory liability to an asset retirement liability, which is included in other liabilities in the Consolidated Balance Sheets, in connection with the Company's adoption of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 47, "Accounting for Conditional Asset Retirement Obligations" (FIN 47) as further discussed in 2(l).

(f)  DEPRECIATION AND AMORTIZATION EXPENSE

     Depreciation is computed using the straight-line method based on economic lives or a regulatory mandated recovery period. Other amortization expense includes amortization of regulatory assets and other intangibles. See Notes 2(d) and 3(a) for additional discussion of these items.

     The following table presents depreciation and amortization expense for 2003, 2004 and 2005:

                                            YEAR ENDED DECEMBER 31,
                                            -----------------------
                                               2003   2004   2005
                                               ----   ----   ----
                                                  (IN MILLIONS)
Depreciation expense ....................      $228   $229   $237
Amortization expense ....................        42     54     85
                                               ----   ----   ----
   Total depreciation and amortization ..      $270   $283   $322
                                               ====   ====   ====

(g)  ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash through depreciation provisions included in rates. AFUDC is capitalized as a component of projects under construction and will be amortized over the assets' estimated useful lives. During 2003, 2004 and 2005, the Company capitalized AFUDC of $3 million, $2 million and $3 million, respectively.

(h)  INCOME TAXES

     The Company is included in the consolidated income tax returns of CenterPoint Energy. The Company calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy. Pursuant to the tax sharing agreement with CenterPoint Energy, in 2004 and 2005, the Company received an allocation of CenterPoint Energy's tax benefits (expenses) totaling $113 million and $(28) million, respectively. The Company uses the liability method of accounting for deferred income taxes and measures deferred income taxes for all significant income tax temporary differences in accordance with SFAS No. 109, "Accounting for Income Taxes." Investment tax credits were deferred and are being amortized over the estimated lives of the related property. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy. Management evaluates uncertain tax positions and accrues for those which management believes are probable of an unfavorable outcome. For additional information regarding income taxes, see
Note 6.

(i)  ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

     Accounts and notes receivable, net, are net of an allowance for doubtful accounts of $2 million and $5 million at December 31, 2004 and 2005, respectively. The provision for doubtful accounts in the Company's Statements of Consolidated Operations for 2003, 2004 and 2005 was $-0-, $1 million and $3 million, respectively.

(j)  INVENTORY

     Inventory consists principally of materials and supplies and is valued at the lower of average cost or market.

(k)  STATEMENTS OF CONSOLIDATED CASH FLOWS

     For purposes of reporting cash flows, the Company considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds in October 2001 and December 2005, the Company was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds. Cash and Cash Equivalents does not include restricted cash. For additional information regarding the December 2005 securitization financing, see Notes 3(a) and 5.

(l)  NEW ACCOUNTING PRONOUNCEMENTS

     In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3" (SFAS No. 154). SFAS No. 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. It establishes, unless impracticable, retrospective application as the required method for reporting a change in accounting principle in the absence of explicit transition requirements specific to the newly adopted accounting principle. The correction of an error in previously issued financial statements is not an accounting change and must be reported as a prior-period adjustment by restating previously issued financial statements. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

     In March 2005, the FASB issued FIN 47. FIN 47 clarifies that an entity must record a liability for a "conditional" asset retirement obligation if the fair value of the obligation can be reasonably estimated. The Company has identified conditional asset retirement obligations for treated utility poles and for transformers contaminated by polychlorinated biphenyls. The fair value of these obligations is recorded as a liability on a discounted basis with a corresponding increase to the related asset. Over time, the liabilities are accreted for the change in the present value and the initial capitalized costs are depreciated over the useful lives of the related assets. The adoption of FIN 47, effective December 31, 2005, resulted in the recognition of an asset retirement obligation liability of $11 million, an increase in property, plant and equipment of $6 million and a $5 million increase in regulatory assets. The Company's rate-regulated businesses have previously recognized removal costs as a component of depreciation expense in accordance with regulatory treatment, and these costs have been classified as a regulatory liability. Upon adoption of FIN 47, the portion of the removal costs that relates to this asset retirement obligation has been reclassified from a regulatory liability to an asset retirement liability, which is included in other liabilities on the Consolidated Balance Sheets.

     The pro forma effect of applying this guidance in the prior periods would have resulted in an asset retirement obligation of approximately $10 million and $11 million as of January 1, 2004 and December 31, 2004, respectively.

(m)  EMPLOYEE BENEFIT PLANS

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

     CenterPoint Energy's funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to the Company based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy's participating subsidiaries. The Company recognized pension expense of $26 million, $23 million and $9 million for the years ended December 31, 2003, 2004 and 2005, respectively.

     In addition to the plan, the Company participates in CenterPoint Energy's non-qualified benefit restoration plan, which allows participants to retain the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on these benefits or on the level of compensation on which these benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million for each of the years ended December 31, 2003, 2004 and 2005.

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

     Savings plan benefit expense was $11 million, $12 million and $13 million for the years ended December 31, 2003, 2004 and 2005, respectively.

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

     In January 2005, the Department of Health and Human Services' Centers for Medicare and Medicaid Services released final regulations governing the Medicare prescription drug benefit and other key elements of the Medicare Modernization Act. Under the final regulations, a greater portion of benefits offered under CenterPoint Energy's plans meets the definition of actuarial equivalence and therefore qualifies for federal subsidies equal to 28% of allowable drug costs. As a result, the Company has remeasured its obligations and costs to take into account the new regulations. The Medicare subsidy reduced 2005's net periodic postretirement benefit costs by approximately $2 million, including $1 million of amortization of the actuarial loss and $1 million of reduced service cost.

     The Company is required to fund a portion of its obligations in accordance with rate orders. All other obligations are funded on a pay-as-you-go basis. The net postretirement benefit cost includes the following components:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                         2003   2004   2005
                                                         ----   ----   ----
                                                           (IN MILLIONS)
Service cost -- benefits earned during the period ..     $  1   $  1   $  1
Interest cost on projected benefit obligation .....        16     16     17
Expected return on plan assets ....................        (9)   (10)   (11)
Amortization of transition obligation .............         8      9      6
                                                         ----   ----   ----
Net postretirement benefit cost ...................      $ 16   $ 16   $ 13
                                                         ====   ====   ====

     The Company used the following assumptions to determine net postretirement benefit costs:

                                    YEAR ENDED DECEMBER 31,
                                    -----------------------
                                       2003   2004   2005
                                       ----   ----   ----
Discount rate ...................      6.75%  6.25%  5.75%
Expected return on plan assets ..       9.0%   8.5%   8.0%

     In determining net periodic benefits cost, the Company uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

     Following are reconciliations of the Company's beginning and ending balances of its postretirement benefit plan's benefit obligation, plan assets and funded status for 2004 and 2005.

                                                                   YEAR ENDED DECEMBER 31,
                                                           --------------------------------------
                                                                  2004                 2005
                                                           ------------------   -----------------
                                                                        (IN MILLIONS)
CHANGE IN BENEFIT OBLIGATION
Accumulated benefit obligation, beginning of year.......                $ 272               $ 316
Service cost............................................                    1                   1
Interest cost...........................................                   16                  17
Benefits paid...........................................                  (14)                (17)
Participant contributions...............................                    1                   1
Transfer from affiliate.................................                   23                  --
Actuarial (gain) loss...................................                   17                 (22)
                                                                        -----               -----
Accumulated benefit obligation, end of year.............                $ 316               $ 296
                                                                        =====               =====
CHANGE IN PLAN ASSETS
Plan assets, beginning of year..........................                $ 111               $ 135
Benefits paid...........................................                  (14)                (17)
Employer contributions..................................                    9                   9
Participant contributions...............................                    1                   1
Transfer from affiliate.................................                   17                  --
Actual investment return................................                   11                   6
                                                                        -----               -----
Plan assets, end of year................................                $ 135               $ 134
                                                                        =====               =====
RECONCILIATION OF FUNDED STATUS
Funded status...........................................                $(181)              $(162)
Unrecognized transition obligation......................                   56                  51
Unrecognized prior service cost.........................                   (4)                 (4)
Unrecognized actuarial loss.............................                   40                  22
                                                                        -----               -----
Net amount recognized in balance sheets.................                $ (89)              $ (93)
                                                                        =====               =====
ACTUARIAL ASSUMPTIONS
Discount rate...........................................                 5.75%                5.7%
Expected long-term return on assets.....................                  8.0%                8.5%
Healthcare cost trend rate assumed for the next year....                 9.75%                9.0%
Rate to which the cost trend rate is assumed to
   decline (ultimate trend rate)........................                  5.5%                5.5%
Year that the rate reaches the ultimate trend rate......                 2011                2011
Measurement date used to determine plan obligations
   and assets...........................................    December 31, 2004   December 31, 2005

     Assumed health care cost trend rates have a significant effect on the reported amounts for the Company's postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

                                                        1%         1%
                                                     INCREASE   DECREASE
                                                     --------   --------
                                                        (IN MILLIONS)
Effect on total of service and interest cost......      $ 1       $ (1)
Effect on the postretirement benefit obligation ..       14        (12)

     The following table displays the weighted average asset allocations as of December 31, 2004 and 2005 for the Company's postretirement benefit plans:

                                     DECEMBER 31,
                                     ------------
                                      2004   2005
                                      ----   ----
Domestic equity securities .......     33%    30%
International equity securities ..     11     10
Debt securities ..................     55     60
Cash .............................      1     --
                                      ---    ---
   Total .........................    100%   100%
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

     As part of the investment strategy discussed above, the Company has adopted and maintains the following asset allocation ranges for its postretirement benefit plans:

Domestic equity securities........   25-35%
International equity securities...    5-14%
Debt securities...................   55-65%
Cash..............................     0-2%

     The expected rate of return assumption was developed by reviewing the targeted asset allocations and historical index performance of the applicable asset classes over a 15-year period, adjusted for investment fees and diversification effects.

     The Company expects to contribute $10 million to its postretirement benefits plan in 2006. The following benefit payments are expected to be paid by the postretirement benefit plan (in millions):

               POSTRETIREMENT BENEFIT PLAN
               ---------------------------
                              MEDICARE
                    BENEFIT    SUBSIDY
                   PAYMENTS   RECEIPTS
                   --------   --------
2006........         $ 20       $ (3)
2007........           20         (3)
2008........           21         (3)
2009........           22         (3)
2010........           23         (3)
2011-2015...          125        (19)

POSTEMPLOYMENT BENEFITS

     The Company participates in CenterPoint Energy's plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). Postemployment benefits costs were $3 million, $3 million and $5 million in 2003, 2004 and 2005, respectively.

     Included in "Benefit Obligations" in the accompanying consolidated balance sheets at December 31, 2004 and 2005 was $17 million and $20 million, respectively, relating to postemployment obligations.

OTHER NON-QUALIFIED PLANS

     The Company participates in CenterPoint Energy's deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of the Company. During 2003, 2004 and 2005, the Company recorded benefit expense relating to these programs of $2 million each year.

     Included in "Benefit Obligations" in the accompanying Consolidated Balance Sheets at December 31, 2004 and 2005 was $20 million and $21 million, respectively, relating to deferred compensation plans.

(3)  REGULATORY MATTERS

(a)  RECOVERY OF TRUE-UP BALANCE

     The Texas electric restructuring law, which became effective in September 1999, substantially amended the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law requires the Texas Utility Commission to conduct a "true-up" proceeding to determine the Company's stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for its recovery of those costs. In March 2004, the Company filed its true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. The Company and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission's rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from the Company's initial request. First, the court reversed the Texas Utility Commission's decision to prohibit the Company from recovering $180 million in credits through August 2004 that the Company was ordered to provide to retail electric providers as a result of an inaccurate stranded cost estimate made by the Texas Utility Commission in 2000. Additional credits of approximately $30 million were paid after August 2004. Second, the court reversed the Texas Utility Commission's disallowance of $440 million in transition costs which are recoverable under the Texas Utility Commission's regulations. The Company and other parties appealed the district court decisions. Briefs have been filed with the 3rd Court of Appeals in Austin but oral argument has not yet been scheduled. No amounts related to the court's judgment have been recorded in the consolidated financial statements.

     Among the issues raised in the Company's appeal of the True-Up Order is the Texas Utility Commission's reduction of the Company's stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with its former Texas Genco assets. Such reduction was considered in the Company's recording of an after-tax extraordinary loss of $977 million in the last half of 2004. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities which were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. If the December 2005 proposed regulations become effective and if the Texas Utility Commission's order on this issue is not reversed on appeal or the amount of the tax benefits is not otherwise restored by the Texas Utility Commission, the IRS is likely to consider that a "normalization violation" has occurred. If so, the IRS could require the Company to pay an amount equal to the Company's unamortized ADITC balance as of the date that the normalization violation was deemed to have occurred. In addition, if a normalization violation is deemed to have occurred, the IRS could also deny the Company the ability to elect accelerated depreciation benefits. If a normalization violation should ultimately be found to exist, it could have an adverse impact on the Company's results of operations, financial condition and cash flows. However, the Company is vigorously pursuing the appeal of this issue and will seek other relief from the Texas Utility Commission to avoid a normalization violation. The Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation.

     There are two ways for the Company to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed in all respects in August 2005 by the same Travis County District Court considering the appeal of the True-Up Order, in December 2005 a subsidiary of the Company issued $1.85 billion in transition bonds with interest rates ranging from 4.84 percent to 5.30 percent and final maturity dates ranging from February 2011 to August 2020. These transition bonds will be repaid over a period not to exceed 15 years through the collection of non-bypassable transition charges. Through issuance of the transition bonds, the Company recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

     In July 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC which will collect approximately $596 million over 14 years plus interest at an annual rate of 11.075 percent (CTC Order). The CTC Order authorizes the Company to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. The CTC Order also allows the Company to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). The Company implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. During the period from September 13, 2005, the date of implementation of the CTC Order, through December 31, 2005, the Company recognized approximately $21 million in CTC operating income. Certain parties appealed the CTC Order to the Travis County Court in September 2005.

     Under the True-Up Order, the Company is allowed to recover carrying charges at 11.075 percent until the true-up balance is recovered. The rate of return is based on the Company's cost of capital, established in the Texas Utility Commission's final order issued in October 2001, which is derived from the Company's cost to finance assets (debt return) and an allowance for earnings on shareholders' investment (equity return). Consequently, in accordance with SFAS No. 92, "Regulated Enterprises -- Accounting for Phase-in Plans," the rate of return has been bifurcated into a debt return component and an equity return component. The Company was allowed a return on the true-up balance of $222 million in 2005. Effective September 13, 2005, the date of implementation of the CTC Order, the return on the CTC portion of the true-up balance is included in the Company's tariff-based revenues. The debt return of $121 million recorded in 2005 was accrued and included in other income in the Company's Statements of Consolidated Operations. The equity return of $101 million recorded in 2005 will be recognized in income as it is recovered in the future. As of December 31, 2005, the Company has recorded a regulatory asset of $347 million related to the debt return on its true-up balance and has not recorded an allowed equity return of $248 million on its true-up balance because such return will be recognized as it is recovered in the future.

     In January 2006, the Texas Utility Commission staff (Staff) proposed that the Texas Utility Commission adopt new rules governing the carrying charges on unrecovered true-up balances. If the Texas Utility Commission adopts the rule as the Staff proposed it and the rule is deemed to apply to the Company, the rule would reduce carrying costs on the unrecovered CTC balance prospectively from
11.075 percent to the utility's cost of debt.

     Net income for 2005 included an after-tax extraordinary gain of $30 million recorded in the second quarter reflecting an adjustment to the after-tax extraordinary loss of $977 million recorded in the last half of 2004 to write down generation-related regulatory assets as a result of the final orders issued by the Texas Utility Commission.

(b)  FINAL FUEL RECONCILIATION.

     The results of the Texas Utility Commission's final decision related to the Company's final fuel reconciliation are a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. A judgment was entered by a Travis County court in May 2005 affirming the Texas Utility Commission's decision. The Company filed an appeal to the court of appeals in June 2005. The parties have filed briefs on the issues with the court and are awaiting a decision from the court of appeals.

(c)  REMAND OF 2001 UNBUNDLED COST OF SERVICE ORDER.

     The 3rd Court of Appeals in Austin has remanded to the Texas Utility Commission an issue that was decided by the Texas Utility Commission in the Company's 2001 unbundled cost of service proceeding. In its remand order, the court ruled that the Texas Utility Commission had failed to adequately explain its basis for its determination of certain projected costs associated with interconnection of a new merchant generating plant. The 3rd Court of Appeals in Austin ordered the Texas Utility Commission to reconsider that determination on the basis of the record that existed at the time of the Commission's original order. The Company believes that that record is sufficient to support a determination by the Texas Utility Commission that is consistent with its original determination. However, no prediction can be made at this time as to the ultimate outcome of this matter on remand.

(d)  RATE CASE.

     The Texas Utility Commission requires each electric utility to file an annual Earnings Report providing certain information to enable the Texas Utility Commission to monitor the electric utilities' earnings and financial condition within the state. In May 2005, the Company filed its Earnings Report for the calendar year ended December 31, 2004. The Company's Earnings Report shows that it earned less than its authorized rate of return on equity in 2004.

     In October 2005, the Staff filed a memorandum summarizing its review of the Earnings Reports filed by electric utilities. Based on its review, the Staff concluded that continuation of the Company's rates could result in excess retail transmission and distribution revenues of as much as $105 million and excess wholesale transmission revenues of as much as $31 million annually and recommended that the Texas Utility Commission initiate a review of the reasonableness of existing rates. The Staff's analysis was based on a 9.60 percent cost of equity, which is 165 basis points lower than the approved return on equity from the Company's last rate proceeding, the elimination of interest on debt that matured in November 2005 and certain other adjustments to the Company's reported information.

Additionally, a hypothetical capital structure of 60 percent debt and 40 percent equity was used which varies materially from the actual capital structure of the Company as of December 31, 2005 of approximately 50 percent debt and 50 percent equity.

     In December 2005, the Texas Utility Commission considered the Staff report and agreed to initiate a rate proceeding concerning the reasonableness of the Company's existing rates for transmission and distribution service and to require the Company to make a filing by April 15, 2006 to justify or change those rates.

(e)  CITY OF HOUSTON FRANCHISE.

     The Company holds non-exclusive franchises from the incorporated municipalities in its service territory. In exchange for payment of fees, these franchises give the Company the right to use the streets and public rights-of-way of these municipalities to construct, operate and maintain its transmission and distribution system and to use that system to conduct its electric delivery business and for other purposes that the franchises permit. The terms of the franchises, with various expiration dates, typically range from 5 to 50 years.

     In June 2005, the Company accepted an ordinance granting it a new 30-year franchise to use the public rights-of-way to conduct its business in the City of Houston (New Franchise Ordinance). The New Franchise Ordinance took effect on July 1, 2005, and replaced the prior electricity franchise ordinance, which had been in effect since 1957. The New Franchise Ordinance clarifies certain operational obligations of the Company and the City of Houston and provides for streamlined payment and audit procedures and a two-year statute of limitations on claims for underpayment or overpayment under the ordinance. Under the prior electricity franchise ordinance, the Company paid annual franchise fees of $76.6 million to the City of Houston for the year ended December 31, 2004. For the twelve-month period beginning July 1, 2005, the annual franchise fee (Annual Franchise Fee) under the New Franchise Ordinance will include a base amount of $88.1 million (Base Amount) and an additional payment of $8.5 million (Additional Amount). The Base Amount and the Additional Amount will be adjusted annually based on the increase, if any, in kWh delivered by the Company within the City of Houston.

     The Company began paying the new annual franchise fees on July 1, 2005. Pursuant to the New Franchise Ordinance, the Annual Franchise Fee will be reduced prospectively to reflect any portion of the Annual Franchise Fee that is not included in the Company's base rates in any subsequent rate case.

(4)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

(a)  RELATED PARTY TRANSACTIONS

     From time to time, the Company has receivables from, or payables to, CenterPoint Energy or its subsidiaries.

                                                                             DECEMBER 31,   DECEMBER 31,
                                                                                 2004           2005
                                                                             ------------   ------------
                                                                                    (IN MILLIONS)
Accounts receivable from affiliates ......................................      $  17          $  --
Accounts payable to affiliates ...........................................        (32)           (11)
Notes receivable/(payable) -- affiliated companies (1) ...................         73            (68)
                                                                                -----          -----
   Accounts and notes receivable/(payable) -- affiliated companies, net ..      $  58          $ (79)
                                                                                =====          =====
Long-term notes receivable -- affiliated companies .......................      $ 815          $ 750
                                                                                =====          =====
Long-term notes payable -- affiliated companies (2) ......................      $(151)         $(151)
                                                                                =====          =====
Long-term accounts payable -- affiliated companies .......................      $(303)         $  --
                                                                                =====          =====

----------
(1) The Company participates in a "money pool" through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper.

     The Company's money pool borrowings of $68 million at December 31, 2005 had a weighted average interest rate of 4.7%.

(2) Long-term notes payable -- affiliated companies at December 31, 2005 have the same principal amounts and interest rates as the pollution control bond obligations of CenterPoint Energy that are secured by first mortgage bonds of the Company.

     For the years ended December 31, 2003, 2004 and 2005, the Company had net interest income (expense) related to affiliate borrowings of $(19) million, $18 million and $42 million, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $116 million, $102 million and $110 million in 2003, 2004 and 2005, respectively, and are included primarily in operation and maintenance expenses.

     Pursuant to the tax sharing agreement with CenterPoint Energy, the Company received an allocation of CenterPoint Energy's tax benefits (expense) of $113 million and $(28) million for 2004 and 2005, respectively, which was recorded in additional paid-in capital.

     In 2004 and 2005, the Company paid a dividend of $100 million and $537 million, respectively.

(b)  MAJOR CUSTOMER TRANSACTIONS

     During 2003, 2004 and 2005, revenues derived from energy delivery charges provided by the Company to subsidiaries of Reliant Energy, Inc. (RRI) totaled $948 million, $882 million and $812 million, respectively.

(5)  LONG-TERM DEBT

                                                                          DECEMBER 31, 2004        DECEMBER 31, 2005
                                                                       ----------------------   ----------------------
                                                                       LONG-TERM   CURRENT(1)   LONG-TERM   CURRENT(1)
                                                                       ---------   ----------   ---------   ----------
                                                                                        (IN MILLIONS)
Long-term debt:
   First mortgage bonds 9.15% due 2021(2) ..........................     $  102      $   --       $  102        $--
   General mortgage bonds 5.60% to 6.95% due 2013 to 2033(2) .......      1,262          --        1,262         --
   Pollution control bonds 3.625% to 5.60% due 2012 to 2027(3) .....        229          --          229         --
   Term loan, LIBOR plus 9.75%(4) ..................................         --       1,310           --         --
   Series 2001-1 Transition Bonds 3.84% to 5.63% due 2006 to 2013 ..        629          47          575         54
   Series A Transition Bonds 4.84% to 5.30% due 2006 to 2019 .......         --          --        1,832         19
   Other ...........................................................         (1)         --           (2)        --
                                                                         ------      ------       ------        ---
      Total long-term debt .........................................     $2,221      $1,357       $3,998        $73
                                                                         ======      ======       ======        ===

----------
(1) Includes amounts due or scheduled to be paid within one year of the date noted.

(2) Excludes $151 million of first mortgage bonds, $527 million of general mortgage bonds that the Company has issued as collateral for long-term debt of CenterPoint Energy and general mortgage bonds that the Company had issued as collateral for its debt aggregating $1.5 billion and $229 million at December 31, 2004 and 2005, respectively. Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3)  These series of debt are secured by the Company's general mortgage bonds.

(4) London inter-bank offered rate (LIBOR) had a minimum rate of 3% under the terms of this debt. This term loan was secured by the Company's general mortgage bonds.

     In March 2005, the Company established a $200 million five-year revolving credit facility. Borrowings may be made under the facility at LIBOR plus 75 basis points based on the Company's current credit ratings. An additional utilization fee of 12.5 basis points applies to borrowings whenever more than 50% of the facility is utilized. Changes in credit ratings could lower or raise the increment to LIBOR depending on whether ratings improved or were lowered. As of December 31, 2005, there were $4 million in letters of credit outstanding under the revolving credit facility.

     As of December 31, 2005, the Company was in compliance with the various business and financial covenants contained in the credit facility. The Company's credit facility limits the Company's debt, excluding transition bonds, as a percentage of its total capitalization to 68 percent.

     Transition Bonds. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed in all respects in August 2005 by the same Travis County District Court considering the appeal of the True-Up Order, in December 2005 a subsidiary of the Company issued $1.85 billion in transition bonds with interest rates ranging from 4.84 percent to 5.30 percent and final maturity dates ranging from February 2011 to August 2020. Scheduled payment dates range from August 2006 to August 2019. Through issuance of the transition bonds, the Company recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued. The proceeds received from the issuance of the transition bonds were used to repay the Company's $1.3 billion credit facility, which was utilized in November 2005 to repay the Company's $1.3 billion term loan upon its maturity.

     Maturities. The Company's maturities of long-term debt (including scheduled payments on transition bonds), are $73 million in 2006, $147 million in 2007, $159 million in 2008, $175 million in 2009 and $190 million in 2010.

     Liens. As of December 31, 2005, the Company's assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2003, 2004 and 2005 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2006 is approximately $151 million, and the sinking fund requirement to be satisfied in 2006 is approximately $3 million. The Company expects to meet these 2006 obligations by certification of property additions. As of December 31, 2005, the Company's assets were also subject to liens securing approximately $2.0 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(6) INCOME TAXES

     The Company's current and deferred components of income tax expense are as follows:

                          YEAR ENDED DECEMBER 31,
                          -----------------------
                             2003   2004   2005
                            -----   ----   ----
                               (IN MILLIONS)
Current
   Federal ............     $(152)  $ 57   $ (8)
   State ..............        --      2     --
                            -----   ----   ----
      Total current ...      (152)    59     (8)
                            -----   ----   ----
Deferred
   Federal ............       382     78    116
                            -----   ----   ----
      Total deferred ..       382     78    116
                            -----   ----   ----
Income tax expense ....     $ 230   $137   $108
                            =====   ====   ====

     A reconciliation of the federal statutory income tax rate to the effective income tax rate is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                         2003    2004    2005
                                                        -----   -----   -----
                                                            (IN MILLIONS)
Income before income taxes and extraordinary item ..    $ 662   $ 419   $ 331
   Federal statutory rate ..........................       35%     35%     35%
                                                        -----   -----   -----
Income tax expense at statutory rate ...............      232     147     116
                                                        -----   -----   -----
Increase (decrease) in tax resulting from:
   Amortization of investment tax credit ...........       (7)     (7)     (7)
   Excess deferred taxes ...........................       (4)     (4)     (3)
   Other, net ......................................        9       1       2
                                                        -----   -----   -----
      Total ........................................       (2)    (10)     (8)
                                                        -----   -----   -----
Income tax expense .................................    $ 230   $ 137   $ 108
                                                        =====   =====   =====
Effective Rate .....................................     34.8%   32.7%   32.8%

     Following are the Company's tax effects of temporary differences between the carrying amounts of assets and liabilities in the financial statements and their respective tax bases:

                                                       DECEMBER 31,
                                                     ---------------
                                                      2004     2005
                                                     ------   ------
                                                      (IN MILLIONS)
Deferred tax assets:
   Current:
      Regulatory liabilities .....................   $   79   $   --
      Allowance for doubtful accounts ............       --        1
                                                     ------   ------
         Total current deferred tax assets .......       79        1
                                                     ------   ------
   Non-current:
      Employee benefits ..........................       58       49
      Other ......................................        4       19
                                                     ------   ------
         Total non-current deferred tax assets ...       62       68
                                                     ------   ------
         Total deferred tax assets ...............      141       69
                                                     ------   ------
Deferred tax liabilities:
   Non-current:
      Depreciation ...............................      840      559
      Regulatory assets, net .....................      593      901
      Other ......................................        6        8
                                                     ------   ------
         Total deferred tax liabilities ..........    1,439    1,468
                                                     ------   ------
         Accumulated deferred income taxes, net ..   $1,298   $1,399
                                                     ======   ======

     The Company is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 1996 tax year. The 1997 through 2003 consolidated federal income tax returns are currently under audit.

     Tax Contingencies. The Company has established reserves for certain tax items. The total amount reserved for these tax items is approximately $12 million as of December 31, 2005.

(7) COMMITMENTS AND CONTINGENCIES

(a) LEASE COMMITMENTS

     The following table sets forth information concerning the Company's obligations under non-cancelable long-term operating leases at December 31, 2005, which primarily consist of rental agreements for building space, data processing equipment and vehicles, including major work equipment (in millions).

2006 ......   $ 6
2007 ......     6
2008 ......     3
2009 ......    --
2010 ......    --
              ---
   Total ..   $15
              ===

     Total lease expense for all operating leases was approximately $5 million, $4 million and $4 million for the years ended December 31, 2003, 2004 and 2005, respectively.

(b) LEGAL AND ENVIRONMENTAL MATTERS

LEGAL MATTERS

     RRI Indemnified Litigation

     The Company, CenterPoint Energy or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI, CenterPoint Energy and its subsidiaries, including the Company, are entitled to be indemnified by RRI for any losses, including attorneys' fees and other costs, arising out of the lawsuits described below under Electricity and Gas Market Manipulation Cases and Other Class Action Lawsuits. Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.

     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in federal court in California, Nevada and Kansas and in California state court in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. The Company's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally.

     CenterPoint Energy, or its or the Company's predecessor, Reliant Energy, has been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2005 and are pending in California state court in San Diego County and in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento, San Jose, Kansas and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.

     To date, several of the electricity complaints have been dismissed, and several of the dismissals have been affirmed by appellate courts. Others have been resolved by the settlement described in the following paragraph. Four of the gas complaints have also been dismissed based on defendants' claims of federal preemption and the filed rate doctrine, and these dismissals have been appealed. In June 2005, a San Diego state court refused to dismiss other gas complaints on the same basis. The other gas cases remain in the early procedural stages.

     On August 12, 2005, RRI reached a settlement with the states of California, Washington and Oregon, California's three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC and by the California Public Utilities Commission, and now must be approved by the courts in which the class action cases are pending. This approval is expected in the second quarter of 2006. The Company is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when the Company was an affiliate of RRI. The terms of the settlement do not require payment by the Company.

     Other Class Action Lawsuits. A number of class action lawsuits filed in 2002 on behalf of purchasers of securities of RRI and/or Reliant Energy were consolidated in federal district court in Houston. The consolidated complaint named RRI, certain of its current and former executive officers, Reliant Energy, the underwriters of the initial public offering of RRI's common stock in May 2001 (RRI Offering), and RRI's and Reliant Energy's independent auditors as defendants. The complaint sought monetary relief on behalf of purchasers of common stock of Reliant Energy or RRI during certain time periods ranging from February 2000 to May 2002, and purchasers of common stock that could be traced to the RRI Offering. The plaintiffs alleged, among other things, that the defendants misrepresented revenues and trading volumes by engaging in round-trip trades and improperly accounted for certain structured transactions as cash-flow hedges, which resulted in earnings from these transactions being accounted for as future earnings rather than being accounted for as earnings in fiscal year 2001. In July 2005, the parties announced that they had reached agreement on a settlement of this matter, and in January 2006, following a hearing, the trial judge approved that settlement and dismissed this matter. The terms of the settlement do not require payment by CenterPoint Energy or the Company.

     In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits were dismissed without prejudice. In the remaining lawsuit, CenterPoint Energy and certain current and former members of its benefits committee are defendants. That lawsuit alleged that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974 by permitting the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint sought monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution. In January 2006, the federal district judge granted a motion for summary judgment filed by CenterPoint Energy and the individual defendants. The plaintiffs have filed an appeal of the ruling to the Fifth Circuit Court of Appeals. CenterPoint Energy believes that this lawsuit is without merit and will continue to vigorously defend the case. However, the ultimate outcome of this matter cannot be predicted at this time.

     Other Legal Matters

     Texas Antitrust Actions. In July 2003, Texas Commercial Energy filed in federal court in Corpus Christi, Texas a lawsuit against Reliant Energy, the Company and CenterPoint Energy, as successors to Reliant Energy, Genco LP, RRI, Reliant Energy Solutions, LLC, several other RRI subsidiaries and a number of other participants in the Electric Reliability Council of Texas (ERCOT) power market. The plaintiff, a retail electricity provider with the ERCOT market, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws and committed fraud and negligent misrepresentation. The lawsuit sought damages in excess of $500 million, exemplary damages, treble damages, interest, costs of suit and attorneys' fees. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In June 2004, the federal court dismissed the plaintiff's claims and the plaintiff appealed to the U.S. Fifth Circuit Court of Appeals, which affirmed the dismissal. The plaintiff then sought review by the U.S. Supreme Court in a petition for certiorari which was denied. Thus, this matter has now been finally resolved in favor of the defendants.

     In February 2005, Utility Choice Electric filed in federal court in Houston, Texas a lawsuit against the Company, CenterPoint Energy, CenterPoint Energy Gas Services, Inc., CenterPoint Energy Alternative Fuels, Inc., Genco LP and a number of other participants in the ERCOT power market. The plaintiff, a retail electricity provider in the ERCOT market, alleged that the defendants conspired to illegally fix and artificially increase the price of electricity in violation of state and federal antitrust laws, intentionally interfered with prospective business relationships and contracts, and committed fraud and negligent misrepresentation. The plaintiff's principal allegations had previously been investigated by the Texas Utility Commission and found to be without merit. In December 2005, the district court judge granted the defendants' motion to dismiss the complaint. Subsequently, a settlement was reached under which the CenterPoint Energy entities have been fully released from all claims without the payment of any settlement amount by CenterPoint Energy or the Company.

     Municipal Franchise Fee Lawsuits. In February 1996, the cities of Wharton, Galveston and Pasadena (Three Cities) filed suit in state district court in Harris County, Texas for themselves and a proposed class of all similarly situated cities in Reliant Energy's electric service area, against Reliant Energy and Houston Industries Finance, Inc. (formerly a wholly owned subsidiary of the Company's predecessor, Reliant Energy) alleging underpayment of municipal franchise fees. After a jury trial involving the Three Cities' claims (but not the class of cities), and a subsequent appeal, a state court of appeals in Houston rendered an opinion that the Three Cities should take nothing by their claims. The Texas Supreme Court declined further review. Thus, the Three Cities' claims have been finally resolved in the Company's favor. Individual claims of the remaining 45 cities were filed in the state district court and remain pending before that same court. Other than the City of Houston nonsuiting its claim in February 2006, there has been no activity on these claims since the Texas Supreme Court declined further review of the Three Cities' claims. The Company does not expect the outcome of the remaining claims to have a material impact on its financial condition, results of operations or cash flows.

ENVIRONMENTAL MATTERS

     Facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including the Company, have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations owned by CenterPoint Energy, but most existing claims relate to facilities previously owned by the Company but which were subsequently transferred to Texas Genco Holdings, Inc. (Texas Genco). Those facilities are currently owned by Texas Genco LLC. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. Under the terms of the separation agreement between CenterPoint Energy and Texas Genco, ultimate financial responsibility for uninsured losses from claims relating to facilities transferred to Texas Genco has been assumed by Texas Genco, but under the terms of its agreement to sell Texas Genco to Texas Genco LLC, CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from Texas Genco LLC. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

TEXAS GENCO MATTERS

     The Company, as collection agent for the nuclear decommissioning charge assessed on its transmission and distribution customers, transferred $2.9 million in 2003 and 2004 and $3.2 million in 2005 to trusts established to fund Texas Genco's share of the decommissioning costs for the South Texas Project. There are various investment restrictions imposed upon Texas Genco by the Texas Utility Commission and the Nuclear Regulatory Commission relating to Texas Genco's nuclear decommissioning trusts. Pursuant to the provisions of both a separation agreement and the Texas Utility Commission's final order, the Company and Texas Genco are presently jointly administering the decommissioning funds through the Nuclear Decommissioning Trust Investment Committee. Texas Genco and the Company have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. As administrators of the decommissioning funds, the Company and Texas Genco are jointly responsible for assuring that the funds are prudently invested in a manner consistent with the rules of the Texas Utility Commission. On February 2, 2006, the Company and Texas Genco filed a request with the Texas Utility

Commission to name Texas Genco as the sole fund administrator. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that were not recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of the Company or its successor.

(8) ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS

     The fair values of cash and cash equivalents and short-term borrowings are estimated to be equivalent to carrying amounts and have been excluded from the table below.

                                                  DECEMBER 31, 2004   DECEMBER 31, 2005
                                                  -----------------   -----------------
                                                  CARRYING     FAIR   CARRYING     FAIR
                                                   AMOUNT     VALUE    AMOUNT     VALUE
                                                  --------   ------   --------   ------
                                                              (IN MILLIONS)
Financial liabilities:
   Long-term debt (including $151 million
     of long-term notes payable to parent).....    $3,728    $3,910    $4,221    $4,330

(9) UNAUDITED QUARTERLY INFORMATION

     Summarized quarterly financial data is as follows:

                                           YEAR ENDED DECEMBER 31, 2004
                                      -------------------------------------
                                       FIRST     SECOND    THIRD     FOURTH
                                      QUARTER   QUARTER   QUARTER   QUARTER
                                      -------   -------   -------   -------
                                                  (IN MILLIONS)
Revenues ..........................     $329      $374     $ 446     $ 372
Operating income ..................       85       127       178       104
Income before extraordinary item ..        3        40        66       173
Extraordinary item, net of tax ....       --        --      (894)      (83)
Net income (loss) .................        3        40      (828)       90

                                           YEAR ENDED DECEMBER 31, 2005
                                      -------------------------------------
                                       FIRST     SECOND    THIRD     FOURTH
                                      QUARTER   QUARTER   QUARTER   QUARTER
                                      -------   -------   -------   -------
                                                  (IN MILLIONS)
Revenues ..........................     $345      $414      $484      $401
Operating income ..................       80       122       183       102
Income before extraordinary item ..       28        55        95        45
Extraordinary item, net of tax ....       --        30        --        --
Net income ........................       28        85        95        45

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2005 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Aggregate fees billed to the Company during the fiscal years ending December 31, 2004 and 2005 by its principal accounting firm, Deloitte & Touche LLP, are set forth below. These fees do not include certain fees related to general corporate matters, financial reporting, tax and other fees which have not been allocated to the Company by CenterPoint Energy.

                                              YEAR ENDED DECEMBER 31,
                                              -----------------------
                                                  2004       2005
                                                --------   --------
Audit fees ...............................      $430,000   $365,225
Audit-related fees .......................        46,100    165,000
                                                --------   --------
   Total audit and audit-related fees ....       476,100    530,225
Tax fees .................................            --         --
All other fees ...........................            --         --
                                                --------   --------
   Total fees ............................      $476,100   $530,225
                                                ========   ========

     The Company is not required to have, and does not have, an audit committee.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.
   Report of Independent Registered Public Accounting Firm......................................................   27
   Statements of Consolidated Operations for the Three Years Ended December 31, 2005............................   28
   Consolidated Balance Sheets at December 31, 2004 and 2005....................................................   29
   Statements of Consolidated Cash Flows for the Three Years Ended December 31, 2005............................   30
   Statements of Consolidated Stockholder's and Member's Equity for the Three Years Ended December 31, 2005.....   31
   Notes to Consolidated Financial Statements...................................................................   32


(a)(2) Financial Statement Schedules for the Three Years Ended December 31, 2005.

   Report of Independent Registered Public Accounting Firm .....................................................   51

   II-- Qualifying Valuation Accounts...........................................................................   52

     The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

     I, III, IV and V.

(a)(3) Exhibits.

     See Index of Exhibits beginning on page 54.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the Company) as of December 31, 2004 and 2005, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated March 24, 2006 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the Company's adoption of a new accounting standard for conditional asset retirement obligations); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the index at Item 15 (a)(2). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Houston, Texas

March 24, 2006

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)

                  SCHEDULE II -- QUALIFYING VALUATION ACCOUNTS
                   FOR THE THREE YEARS ENDED DECEMBER 31, 2005
                                  (IN MILLIONS)

                     COLUMN A                        COLUMN B    COLUMN C      COLUMN D     COLUMN E
                   -----------                      ----------   ---------   -----------   ----------
                                                                 ADDITIONS
                                                    BALANCE AT   ---------    DEDUCTIONS   BALANCE AT
                                                     BEGINNING    CHARGED        FROM        END OF
                   DESCRIPTION                       OF PERIOD   TO INCOME   RESERVES(1)     PERIOD
                   -----------                      ----------   ---------   -----------   ----------
Year Ended December 31, 2005:
   Accumulated provisions:
      Uncollectible accounts receivable .........       $2          $ 3          $--           $5
Year Ended December 31, 2004:
   Accumulated provisions:
      Uncollectible accounts receivable .........        3            1            2            2
Year Ended December 31, 2003:
   Accumulated provisions:
      Uncollectible accounts receivable .........        5           --            2            3

----------
(1) Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 24th day of March, 2006.

                                        CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                                        (Registrant)


                                        By: /s/ DAVID M. MCCLANAHAN
                                            ------------------------------------
                                            David M. McClanahan
                                            Manager

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 2006.

              SIGNATURE                                TITLE
              ---------                                -----


/s/ DAVID M. MCCLANAHAN                 Manager and Chairman
-------------------------------------   (Principal Executive Officer)
(David M. McClanahan)


/s/ GARY L. WHITLOCK                    Executive Vice President and Chief
-------------------------------------   Financial Officer
(Gary L. Whitlock)                      (Principal Financial Officer)


/s/ JAMES S. BRIAN                      Senior Vice President and Chief
-------------------------------------   Accounting Officer
(James S. Brian)                        (Principal Accounting Officer)

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

                   EXHIBITS TO THE ANNUAL REPORT ON FORM 10-K
                     FOR FISCAL YEAR ENDED DECEMBER 31, 2005

                                INDEX OF EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

                                                                               SEC FILE OR
 EXHIBIT                                                                      REGISTRATION    EXHIBIT
  NUMBER            DESCRIPTION            REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
--------   -----------------------------   --------------------------------   ------------   ---------
3(a)       Articles of Conversion of REI   Form 8-K dated August 31, 2002        1-3187         3(a)
                                           filed with the SEC on September
                                           3, 2002

3(b)       Articles of Organization of     Form 8-K dated August 31, 2002        1-3187         3(b)
           CenterPoint Energy Houston      filed with the SEC on September
           Electric, LLC ("CenterPoint     3, 2002
           Houston")

3(c)       Limited Liability Company       Form 8-K dated August 31, 2002        1-3187         3(c)

           Regulations of CenterPoint      Filed with the SEC on September
           Houston                         3, 2002

4(a)(1)    Mortgage and Deed of Trust,     HL&P's Form S-7 filed on August      2-59748         2(b)
           dated November 1, 1944          25, 1977
           between Houston Lighting and
           Power Company ("HL&P") and
           Chase Bank of Texas, National
           Association (formerly, South
           Texas Commercial National
           Bank of Houston), as Trustee,
           as amended and supplemented
           by 20 Supplemental Indentures
           thereto

4(a)(2)    Twenty-First through Fiftieth   HL&P's Form 10-K for the year         1-3187       4(a)(2)
           Supplemental Indentures to      ended December 31, 1989
           Exhibit 4(a)(1)

4(a)(3)    Fifty-First Supplemental        HL&P's Form 10-Q for the quarter      1-3187         4(a)
           Indenture to Exhibit 4(a)(1)    ended June 30, 1991
           dated as of March 25, 1991

4(a)(4)    Fifty-Second through Fifty-     HL&P's Form 10-Q for the quarter      1-3187           4
           Fifth Supplemental Indentures   ended March 31, 1992
           to Exhibit 4(a)(1) each dated
           as of March 1, 1992

4(a)(5)    Fifty-Sixth and Fifty-Seventh   HL&P's Form 10-Q for the quarter      1-3187           4
           Supplemental Indentures to      ended September 30, 1992
           Exhibit 4(a)(1) each dated as
           of October 1, 1992

                                                                               SEC FILE OR
 EXHIBIT                                                                      REGISTRATION    EXHIBIT
  NUMBER            DESCRIPTION            REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
--------   -----------------------------   --------------------------------   ------------   ---------
4(a)(6)    Fifty-Eighth and Fifty-Ninth    HL&P's Form 10-Q for the quarter      1-3187          4
           Supplemental Indentures to      ended March 31, 1993
           Exhibit 4(a)(1) each dated as
           of March 1, 1993

4(a)(7)    Sixtieth Supplemental           HL&P's Form 10-Q for the quarter      1-3187          4
           Indenture to Exhibit 4(a)(1)    ended June 30, 1993
           dated as of July 1, 1993

4(a)(8)    Sixty-First through Sixty-      HL&P's Form 10-K for the year         1-3187       4(a)(8)
           Third Supplemental Indentures   ended December 31, 1993
           to Exhibit 4(a)(1) each dated
           as of December 1, 1993

4(a)(9)    Sixty-Fourth and Sixty-Fifth    HL&P's Form 10-K for the year         1-3187       4(a)(9)
           Supplemental Indentures to      ended December 31, 1995
           Exhibit 4(a)(1) each dated as
           of July 1, 1995

4(b)(1)    General Mortgage Indenture,     Quarterly Report on Form 10-Q         1-3187       4(j)(1)
           dated as of October 10, 2002,   for the quarterly period ended
           between CenterPoint Energy      September 30, 2002
           Houston Electric, LLC and
           JPMorgan Chase Bank, as
           Trustee

4(b)(2)    Second Supplemental Indenture   Quarterly Report on Form 10-Q         1-3187       4(j)(3)
           to Exhibit 4(b)(1), dated as    for the quarterly period ended
           of October 10, 2002             September 30, 2002

4(b)(3)    Third Supplemental Indenture    Quarterly Report on Form 10-Q         1-3187       4(j)(4)
           to Exhibit 4(b)(1), dated as    for the quarterly period ended
           of October 10, 2002             September 30, 2002

4(b)(4)    Fourth Supplemental Indenture   Quarterly Report on Form 10-Q         1-3187       4(j)(5)
           to Exhibit 4(b)(1), dated as    for the quarterly period ended
           of October 10, 2002             September 30, 2002

4(b)(5)    Fifth Supplemental Indenture    Quarterly Report on Form 10-Q         1-3187       4(j)(6)
           to Exhibit 4(b)(1), dated as    for the quarterly period ended
           of October 10, 2002             September 30, 2002

4(b)(6)    Sixth Supplemental Indenture    Quarterly Report on Form 10-Q         1-3187       4(j)(7)
           to Exhibit 4(b)(1), dated as    for the quarterly period ended
           of October 10, 2002             September 30, 2002

4(b)(7)    Seventh Supplemental            Quarterly Report on Form 10-Q         1-3187       4(j)(8)
           Indenture to Exhibit 4(b)(1),   for the quarterly period ended
           dated as of October 10, 2002    September 30, 2002

4(b)(8)    Eighth Supplemental Indenture   Quarterly Report on Form 10-Q         1-3187       4(j)(9)
           to Exhibit 4(b)(1), dated as    for the quarterly period ended
           of October 10, 2002             September 30, 2002

4(b)(9)    Officer's Certificates dated    CNP's Form 10-K for the year         1-31447       4(c)(10)
           October 10, 2002, setting       ended December 31, 2003
           forth the form, terms and
           provisions of the First
           through Eighth Series of
           General Mortgage Bonds

4(b)(10)   Tenth Supplemental Indenture    Form 8-K dated March 13, 2003         1-3187         4.1
           to Exhibit 4(b)(1), dated as
           of March 18, 2003

                                                                               SEC FILE OR
 EXHIBIT                                                                      REGISTRATION    EXHIBIT
  NUMBER            DESCRIPTION            REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
--------   -----------------------------   --------------------------------   ------------   ---------
4(b)(11)   Officer's Certificate dated     Form 8-K dated March 13, 2003         1-3187         4.2
           March 18, 2003 setting forth
           the form, terms and
           provisions of the Tenth
           Series and Eleventh Series of
           General Mortgage Bonds

4(b)(12)   Eleventh Supplemental           Form 8-K dated May 16, 2003           1-3187         4.1
           Indenture to Exhibit 4(b)(1),
           dated as of May 23, 2003

4(b)(13)   Officer's Certificate dated     Form 8-K dated May 16, 2003           1-3187         4.2
           May 23, 2003 setting forth
           the form, terms and
           provisions of the Twelfth
           Series of General Mortgage
           Bonds

4(b)(14)   Twelfth Supplemental            Form 8-K dated September 9, 2003      1-3187         4.2
           Indenture to Exhibit 4(b)(1),
           dated as of September 9, 2003

4(b)(15)   Officer's Certificate dated     Form 8-K dated September 9, 2003      1-3187         4.3
           September 9, 2003 setting
           forth the form, terms and
           provisions of the Thirteenth
           Series of General Mortgage
           Bonds

4(b)(16)   Thirteenth Supplemental         CNP's Form 10-K for the year         1-31447       4(e)(16)
           Indenture to Exhibit 4(e)(1),   ended December 31, 2005
           dated as of February 6, 2004

4(b)(17)   Officer's Certificate dated     CNP's Form 10-K for the year         1-31447       4(e)(17)
           February 6, 2004 setting        ended December 31, 2005
           forth the form, terms and
           provisions of the Fourteenth
           Series of General Mortgage
           Bonds

4(b)(18)   Fourteenth Supplemental         CNP's Form 10-K for the year         1-31447       4(e)(18)
           Indenture to Exhibit 4(e)(1),   ended December 31, 2005
           dated as of February 11, 2004

4(b)(19)   Officer's Certificate dated     CNP's Form 10-K for the year         1-31447       4(e)(19)
           February 11, 2004 setting       ended December 31, 2005
           forth the form, terms and
           provisions of the Fifteenth
           Series of General Mortgage
           Bonds

4(b)(20)   Fifteenth Supplemental          CNP's Form 10-K for the year         1-31447       4(e)(20)
           Indenture to Exhibit 4(e)(1),   ended December 31, 2005
           dated as of March 31, 2004

4(b)(21)   Officer's Certificate dated     CNP's Form 10-K for the year         1-31447       4(e)(21)
           March 31, 2004 setting forth    ended December 31, 2005
           the form, terms and
           provisions of the Sixteenth
           Series of General Mortgage
           Bonds

4(b)(22)   Sixteenth Supplemental          CNP's Form 10-K for the year         1-31447       4(e)(22)
           Indenture to Exhibit 4(e)(1),   ended December 31, 2005
           dated as of March 31, 2004

4(b)(23)   Officer's Certificate dated     CNP's Form 10-K for the year         1-31447       4(e)(23)
           March 31, 2004 setting forth    ended December 31, 2005
           the form, terms and
           provisions of the

                                                                               SEC FILE OR
 EXHIBIT                                                                      REGISTRATION    EXHIBIT
  NUMBER            DESCRIPTION            REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
--------   -----------------------------   --------------------------------   ------------   ---------
           Seventeenth Series of General
           Mortgage Bonds

4(b)(24)   Seventeenth Supplemental        CNP's Form 10-K for the year          1-31447      4(e)(24)
           Indenture to Exhibit 4(e)(1),   ended December 31, 2005
           dated as of March 31, 2004

4(b)(25)   Officer's Certificate dated     CNP's Form 10-K for the year          1-31447      4(e)(25)
           March 31, 2004 setting forth    ended December 31, 2005
           the form, terms and
           provisions of the Eighteenth
           Series of General Mortgage
           Bonds

4(c)       $200,000,000 Credit Agreement   Form 8-K dated March 7, 2005           1-3187        4.2
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

                                                                               SEC FILE OR
 EXHIBIT                                                                      REGISTRATION    EXHIBIT
  NUMBER            DESCRIPTION            REPORT OR REGISTRATION STATEMENT      NUMBER      REFERENCE
--------   ----------------------------    --------------------------------   ------------   ---------
 10        City of Houston Franchise       CNP's Form 10-Q for the quarter       1-31447        10.1
           Ordinance                       ended June 30, 2005

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