Form 10-Q
period 2006-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2006-05-12
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

                                   ----------

                          Commission file number 1-3187

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

             (Exact name of registrant as specified in its charter)

             TEXAS                                       22-3865106
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         1111 LOUISIANA                                (713) 207-1111
      HOUSTON, TEXAS 77002                     (Registrant's telephone number,
    (Address and zip code of                        including area code)
  principal executive offices)

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

     As of May 1, 2006, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION
            Item 1.  Financial Statements..................................    1
                        Condensed Statements of Consolidated Income
                           Three Months Ended March 31, 2005 and 2006
                           (unaudited).....................................    1
                        Condensed Consolidated Balance Sheets
                           December 31, 2005 and March 31, 2006
                           (unaudited).....................................    2
                        Condensed Statements of Consolidated Cash Flows
                           Three Months Ended March 31, 2005 and 2006
                           (unaudited).....................................    4
                        Notes to Unaudited Condensed Consolidated
                           Financial Statements............................    5
            Item 2.  Management's Narrative Analysis of the Results of
                        Operations.........................................   12
            Item 4.  Controls and Procedures...............................   18

PART II. OTHER INFORMATION
            Item 1.  Legal Proceedings.....................................   19
            Item 1A. Risk Factors..........................................   19
            Item 5.  Other Information.....................................   19
            Item 6.  Exhibits..............................................   19

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

     -    our ability to control costs;

     - the investment performance of CenterPoint Energy, Inc.'s employee benefit plans;

     - our potential business strategies, including acquisitions or dispositions of assets or businesses, which cannot be assured to be completed or to have the anticipated benefits to us; and

     - other factors we discuss in "Risk Factors" in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2005, which is incorporated herein by reference.

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                   CONDENSED STATEMENTS OF CONSOLIDATED INCOME
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                              2005   2006
                                              ----   ----
REVENUES ...............................      $345   $385
                                              ----   ----

EXPENSES:
   Operation and maintenance ...........       139    135
   Depreciation and amortization .......        75     84
   Taxes other than income taxes .......        51     56
                                              ----   ----
      Total ............................       265    275
                                              ----   ----
OPERATING INCOME .......................        80    110
                                              ----   ----
OTHER INCOME (EXPENSE):
   Interest and other finance charges ..       (76)   (28)
   Interest on transition bonds ........        (9)   (33)
   Return on true-up balance ...........        34     --
   Other, net ..........................        11     15
                                              ----   ----
      Total ............................       (40)   (46)
                                              ----   ----
INCOME BEFORE INCOME TAXES .............        40     64
   Income tax expense ..................       (12)   (21)
                                              ----   ----
NET INCOME .............................      $ 28   $ 43
                                              ====   ====

        See Notes to the Company's Interim Condensed Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                        DECEMBER 31,   MARCH 31,
                                                            2005         2006
                                                        ------------   ---------
CURRENT ASSETS:
   Cash and cash equivalents ........................     $    40      $    42
   Accounts and notes receivable, net ...............         150          152
   Accrued unbilled revenues ........................         108           90
   Materials and supplies ...........................          60           55
   Deferred tax asset ...............................           1           --
   Other ............................................          34           41
                                                          -------      -------
      Total current assets ..........................         393          380
                                                          -------      -------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ....................       6,463        6,520
   Less accumulated depreciation and amortization ...      (2,386)      (2,428)
                                                          -------      -------
      Property, plant and equipment, net ............       4,077        4,092
                                                          -------      -------
OTHER ASSETS:
   Other intangibles, net ...........................          38           37
   Regulatory assets ................................       2,902        2,882
   Notes receivable -- affiliated companies .........         750          750
   Other ............................................          67           60
                                                          -------      -------
      Total other assets ............................       3,757        3,729
                                                          -------      -------
         TOTAL ASSETS ...............................     $ 8,227      $ 8,201
                                                          =======      =======

        See Notes to the Company's Interim Condensed Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
              CONDENSED CONSOLIDATED BALANCE SHEETS -- (CONTINUED)
                             (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                                 DECEMBER 31,   MARCH 31,
                                                                     2005          2006
                                                                 ------------   ---------
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt .........      $   73        $  126
   Accounts payable ..........................................          57            35
   Accounts and notes payable -- affiliated companies, net ...          79           139
   Taxes accrued .............................................         139            53
   Interest accrued ..........................................          50            47
   Other .....................................................          43            48
                                                                    ------        ------
      Total current liabilities ..............................         441           448
                                                                    ------        ------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ....................       1,400         1,391
   Unamortized investment tax credits ........................          42            40
   Benefit obligations .......................................         139           137
   Regulatory liabilities ....................................         294           301
   Notes payable -- affiliated companies .....................         151           151
   Other .....................................................          44            46
                                                                    ------        ------
      Total other liabilities ................................       2,070         2,066
                                                                    ------        ------
LONG-TERM DEBT:
   Transition bonds ..........................................       2,407         2,335
   Other .....................................................       1,591         1,591
                                                                    ------        ------
      Total long-term debt ...................................       3,998         3,926
                                                                    ------        ------
COMMITMENTS AND CONTINGENCIES (NOTE 5)

MEMBER'S EQUITY:
   Common stock ..............................................          --            --
   Paid-in capital ...........................................       1,719         1,719
   Retained earnings (deficit) ...............................          (1)           42
                                                                    ------        ------
      Total member's equity ..................................       1,718         1,761
                                                                    ------        ------
         TOTAL LIABILITIES AND MEMBER'S EQUITY ...............      $8,227        $8,201
                                                                    ======        ======

        See Notes to the Company's Interim Condensed Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                 CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                                                              THREE MONTHS ENDED MARCH 31,
                                                                              ----------------------------
                                                                                       2005   2006
                                                                                      -----   ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income .............................................................           $  28   $ 43
   Adjustments to reconcile net income to net cash provided by (used in)
      operating activities:
      Depreciation and amortization .......................................              75     84
      Amortization of deferred financing costs ............................               8      3
      Deferred income taxes ...............................................              12    (11)
      Investment tax credits ..............................................              (2)    (2)
      Changes in other assets and liabilities:
         Accounts and notes receivable, net ...............................              18     32
         Accounts receivable/payable, affiliates ..........................             (14)   (20)
         Inventory ........................................................               2      5
         Accounts payable .................................................             (14)    (9)
         Taxes receivable .................................................             (64)    --
         Interest and taxes accrued .......................................             (95)   (28)
         Net regulatory assets and liabilities ............................             (88)     3
         Other current assets .............................................               1      1
         Other current liabilities ........................................              (2)     5
         Other assets .....................................................              (7)   (11)
         Other liabilities ................................................              (2)     2
         Other, net .......................................................              --     (1)
                                                                                      -----   ----
         Net cash provided by (used in) operating activities ..............            (144)    96
                                                                                      -----   ----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ...................................................             (55)   (92)
   Increase in restricted cash of transition bond companies ...............              --     (7)
   Other, net .............................................................               1      4
                                                                                      -----   ----
         Net cash used in investing activities ............................             (54)   (95)
                                                                                      -----   ----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Long-term revolving credit facility, net ...............................              55     --
   Payments of long-term debt .............................................             (16)   (18)
   Increase in short-term notes with affiliates, net ......................             146     80
   Debt issuance costs ....................................................              (2)    --
   Dividend to parent .....................................................              --    (61)
                                                                                      -----   ----
      Net cash provided by financing activities ...........................             183     1
                                                                                      -----   ----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................             (15)     2
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD ..........................              25     40
                                                                                      -----   ----
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................           $  10   $ 42
                                                                                      =====   ====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest, net of capitalized interest ..................................           $ 109   $ 65
   Income taxes ...........................................................              76     59

        See Notes to the Company's Interim Condensed Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)  BACKGROUND AND BASIS OF PRESENTATION

     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2005 (CenterPoint Houston Form 10-K).

     Background. The Company engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston. The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company created on August 31, 2002 as part of a corporate restructuring of Reliant Energy, Incorporated (Reliant Energy) that implemented certain requirements of the Texas Electric Choice Plan (Texas electric restructuring law).

     CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005), which grants to the Federal Energy Regulatory Commission
(FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require CenterPoint Energy to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. On April 24, 2006, the FERC considered motions for rehearing of these rules and proposed to adopt additional rules regarding maintenance of books and records by utility holding companies.

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

     The Company's Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company's Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of businesses, assets and other interests.

(2)  REGULATORY MATTERS

(a)  Recovery of True-Up Balance.

     In March 2004, the Company filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. The Company and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission's rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from the Company's initial request. The Company and other parties appealed the district court decisions. Briefs have been filed with the 3rd Court of Appeals in Austin but oral argument has not yet been scheduled. No amounts related to the district court's judgment have been recorded in the consolidated financial statements.


     Among the issues raised in the Company's appeal of the True-Up Order is the Texas Utility Commission's reduction of the Company's stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with its former electric generation assets. Such reduction was considered in the Company's recording of an after-tax extraordinary loss of $977 million in the last half of 2004. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities which were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. In a recent Private Letter Ruling issued to a Texas utility on facts similar to the Company's, the IRS, without referencing its proposed regulations, ruled that a normalization violation would occur if ADITC and EDFIT were required to be returned to customers. Based on that ruling and the proposed regulations, if the Texas Utility Commission's order on this issue is not reversed on appeal or the amount of the tax benefits is not otherwise restored by the Texas Utility Commission, the IRS is likely to consider that a normalization violation has occurred. If so, the IRS could require the Company to pay an amount equal to the Company's unamortized ADITC balance as of the date that the normalization violation was deemed to have occurred. In addition, if a normalization violation is deemed to have occurred, the IRS could also deny the Company the ability to elect accelerated tax depreciation benefits. If a normalization violation should ultimately be found to exist, it could have an adverse impact on the Company's results of operations, financial condition and cash flows. However, the Company is vigorously pursuing the appeal of this issue and will seek other relief from the Texas Utility Commission to avoid a normalization violation. The Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation.

     There are two ways for the Company to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed in all respects in August 2005 by the same Travis County District Court considering the appeal of the True-Up Order, in December 2005, a subsidiary of the Company issued $1.85 billion in transition bonds with interest rates ranging from 4.84 percent to
5.30 percent and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, the Company recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

     In July 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC which will collect approximately $596 million over 14 years plus interest at an annual rate of 11.075 percent (CTC Order). The CTC Order authorizes the Company to impose a charge on retail electric providers to recover the portion of the true-up balance not covered by the financing order. The CTC Order also allows the Company to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). The Company implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. Effective September 13, 2005, the return on the CTC portion of the true-up balance is included in the Company's tariff-based revenues. During the three months ended March 31, 2006, the Company recognized approximately $17 million in CTC operating income. As of March 31, 2006, the Company has not recorded an allowed equity return of $245 million on its true-up balance because such return is being recognized as it is recovered in the future.

     Certain parties appealed the CTC Order to the 98th District Court in Travis County. Oral argument to the district court was held in April 2006, and in early May 2006, the district court issued an order reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rules dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion on the ground that the Texas Supreme Court had previously invalidated that entire rule, rejecting the position of the Company and the Texas Utility Commission that the Texas Supreme Court had only invalidated the portion of the rule that had been challenged in the previous case, not the provisions dealing with applicable interest rates. If a rate lower than the 11.075 percent used by the Texas Utility Commission were to be adopted, the costs that would be recoverable through the CTC would be reduced. Secondly, the district court reversed the Texas Utility Commission's ruling that allows the Company to recover through the CTC the costs (approximately $5 million) of a panel appointed by the Texas Utility Commission in connection with the valuation of CenterPoint Energy's electric generation assets in the True-Up Proceeding. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers who have switched to new on-site generation. The Company and CenterPoint Energy disagree with the district court's conclusions and plan to seek further review of this decision from the Court of Appeals and, if required, from the Texas Supreme Court. Pending completion of judicial review and any action required by the Texas Utility Commission following a remand from the courts, the CTC remains in effect. The ultimate outcome of this matter cannot be predicted at this time. However, the Company's management does not expect the disposition of this matter to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

(b)  Final Fuel Reconciliation.

     The results of the Texas Utility Commission's final decision related to the Company's final fuel reconciliation are a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. A judgment was entered by a Travis County court in May 2005 affirming the Texas Utility Commission's decision. The Company filed an appeal to the 3rd Court of Appeals in Austin in June 2005. Oral arguments were held in April 2006, and a decision is expected by the end of 2006.

(c)  Remand of 2001 Unbundled Cost of Service (UCOS) Order.

     The 3rd Court of Appeals in Austin remanded to the Texas Utility Commission an issue that was decided by the Texas Utility Commission in the Company's 2001 unbundled cost of service proceeding. In its remand order, the court ruled that the Texas Utility Commission had failed to adequately explain its basis for its determination of certain projected transmission capital expenditures. The Court of Appeals ordered the Texas Utility Commission to reconsider that determination on the basis of the record that existed at the time of the Texas Utility Commission's original order. In April 2006, the Texas Utility Commission opined orally that the rate base should be reduced by $57 million and instructed its Staff to quantify the effect on the Company's rates. In May 2006, the Staff filed schedules that recalculated the results of the Company's UCOS rate case after removing the $57 million. A comparison of this information to the Commission's UCOS order suggests that the annual revenue reduction would likely approximate $10 million. The Company continues to believe that the original record before the Texas Utility Commission supports the rates set by the Texas Utility Commission in its 2001 order. Depending on the Texas Utility Commission's ultimate decision on this issue, the Company may ask the Texas Utility Commission to reconsider its determination and, if that is unsuccessful, may pursue further judicial review of this matter. The Company has also asked the Texas Utility Commission to limit any reduction in rates in order to take into consideration that an interim update to rate base would have been available to the Company if the $57 million has been disallowed in the 2001 proceeding. No prediction can be made at this time as to the ultimate outcome of this matter on remand or the amount, if any, of any rate reduction or refund obligation. If the Texas Utility Commission's indicated ruling on this issue ultimately is entered and upheld on appeal, it could have a material adverse impact on the Company's financial condition, results of operations or cash flows.

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

     In October 2005, the Staff filed a memorandum summarizing its review of the Earnings Reports filed by electric utilities. Based on its review, the Staff concluded that continuation of the Company's rates could result in excess retail transmission and distribution revenues of as much as $105 million and excess wholesale transmission revenues of as much as $31 million annually and recommended that the Texas Utility Commission initiate a review of the reasonableness of existing rates. The Staff's analysis was based on a 9.60 percent cost of equity, which is 165 basis points lower than the approved return on equity from the Company's last rate proceeding, the elimination of interest on debt that matured in November 2005 and certain other adjustments to the Company's reported information. Additionally, a hypothetical capital structure of 60 percent debt and 40 percent equity was used which varies materially from the actual capital structure of the Company's regulated transmission and distribution utility as of December 31, 2005 of approximately 50 percent debt and 50 percent equity.

     In December 2005, the Texas Utility Commission considered the Staff report and agreed to initiate a rate proceeding concerning the reasonableness of the Company's existing rates for transmission and distribution service and to require the Company to make a filing by April 15, 2006 to justify or change those rates.

     In April 2006, the Company filed cost data and other information that supports a rate increase of $50 million or 3.7 percent to the retail electric providers that sell electricity to end-use customers in the Houston area. The filing also supports a $43.1 million increase for the Company's wholesale transmission customers, which include other utilities throughout the state.

     The Company used a 2005 test year adjusted for updated cost data where appropriate. The data reflects the $700 million that the Company has invested during the last few years for new structures, power lines and related equipment to continue to operate a reliable network as well as certain transmission interconnect projects that are currently in the planning stages. It also includes the increase in franchise fees that the Company is paying the City of Houston under the recently adopted franchise ordinance which allows the company to provide its electric delivery services within the city during the next thirty years. In addition, recognizing the catastrophic damage to the facilities of other electric utilities caused by hurricanes in 2004 and 2005, the Company is proposing an increase to its storm reserve as well as an increase in depreciation rates. Finally, the Company filed testimony supporting its 11.25% return on equity and a 50% debt/50% equity capital structure.

     A procedural schedule has been set and a final order is expected around mid-October 2006.

(3)  LONG-TERM DEBT

     In March 2006, the Company replaced its $200 million five-year revolving credit facility with a $300 million five-year revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 45 basis points based on the Company's current credit ratings, as compared to LIBOR plus 75 basis points for borrowings under the facility it replaced. The facility contains covenants, including a debt, excluding transition bonds, to total capitalization covenant of 65%.

     Under the credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on the Company's credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that the Company make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that the Company considers customary.

     As of March 31, 2006, the Company had no borrowings and approximately $3 million of outstanding letters of credit under its $300 million credit facility. The Company was in compliance with all covenants as of March 31, 2006.

     The Company has $151 million of first mortgage bonds and $527 million of general mortgage bonds that it has issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(4)  RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     Related Party Transactions. The following table summarizes receivables from, or payables to, CenterPoint Energy or its subsidiaries:

                                                              DECEMBER 31,   MARCH 31,
                                                                  2005          2006
                                                              ------------   ---------
                                                                    (IN MILLIONS)
Accounts receivable from affiliates .......................      $  --         $  34
Accounts payable to affiliates ............................        (11)          (25)
Notes receivable/(payable) -- affiliated companies (1) ....        (68)         (148)
                                                                 -----         -----
   Accounts and notes receivable/(payable) -- affiliated
      companies, net ......................................      $ (79)        $(139)
                                                                 =====         =====
Long-term notes receivable -- affiliated companies ........      $ 750         $ 750
                                                                 =====         =====
Long-term notes payable -- affiliated companies ...........      $(151)        $(151)
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

     For the three months ended March 31, 2005 and 2006, the Company had net interest income related to affiliate borrowings of $9 million and $11 million, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $26 million and $30 million for the three months ended March 31, 2005 and 2006, respectively, and are included primarily in operation and maintenance expenses.

     Major Customers. During the three months ended March 31, 2005 and 2006, revenues derived from energy delivery charges provided by the Company to subsidiaries of Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI) totaled $183 million and $162 million, respectively.

(5)  COMMITMENTS AND CONTINGENCIES

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

     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in federal court in California, Nevada and Kansas and in state court in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. CenterPoint Energy's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally.

     CenterPoint Energy, or its predecessor, Reliant Energy, has been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2005 and are pending in California state court in San Diego County, in Nevada state court in Clark County and in federal district courts in San Francisco, San Diego, Los Angeles, Fresno, Sacramento, San Jose, Kansas and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.

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

     On August 12, 2005, RRI reached a settlement with the FERC enforcement staff, the states of California, Washington and Oregon, California's three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC and by the California Public Utilities Commission, and now must be approved by the courts in which the class action cases are pending. This approval is expected in the second quarter of 2006. A party in the FERC proceedings has filed a motion for rehearing of the FERC's order approving the settlement, upon which the FERC has yet to rule. CenterPoint Energy is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when CenterPoint Energy was an affiliate of RRI. The terms of the settlement do not require payment by CenterPoint Energy.

     Other Class Action Lawsuits. In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits were dismissed without prejudice. In the remaining lawsuit, CenterPoint Energy and certain current and former members of its benefits committee are defendants. That lawsuit alleged that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974 by permitting the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint sought monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution. In January 2006, the federal district judge granted a motion for summary judgment filed by CenterPoint Energy and the individual defendants. The plaintiffs have filed an appeal of the ruling to the Fifth Circuit Court of Appeals. CenterPoint Energy believes that this lawsuit is without merit and will continue to vigorously defend the case. However, the ultimate outcome of this matter cannot be predicted at this time.

ENVIRONMENTAL MATTERS

     Asbestos. Facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including the Company, have been named, along with numerous others, as a defendant in lawsuits filed by a large number of individuals who claim injury due to exposure to asbestos. Most claimants in such litigation have been workers who participated in construction of various industrial facilities, including power plants. Some of the claimants have worked at locations owned by CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy or its subsidiaries. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP (NRG). Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to Texas Genco LLC, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by Texas Genco LLC and its successor, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from the purchaser. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy's financial condition, results of operations or cash flows.

     Other Environmental. From time to time the Company has received notices from regulatory authorities or others regarding its status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, the Company has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, the Company does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

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

NUCLEAR DECOMMISSIONING FUND COLLECTIONS

     Pursuant to regulatory requirements and its tariff, the Company, as collection agent, collects from its transmission and distribution customers the nuclear decommissioning charge assessed with respect to the 30.8% ownership interest in the South Texas Project which it owned when it was part of an integrated electric utility. Amounts collected are transferred to nuclear decommissioning trusts maintained by the current owner of that interest in the South Texas Project. During 2003 and 2004, $2.9 million was transferred each year and $3.2 million was transferred in 2005. There are various investment restrictions imposed on owners of nuclear generating stations by the Texas Utility Commission and the Nuclear Regulatory Commission relating to nuclear decommissioning trusts. Pursuant to the provisions of both a separation agreement and a final order of the Texas Utility Commission, relating to the 2005 transfer of ownership to Texas Genco LLC (now NRG), the Company and a subsidiary of NRG are presently jointly administering the decommissioning funds through the Nuclear Decommissioning Trust Investment Committee. NRG and the Company have each appointed two members to the Nuclear Decommissioning Trust Investment Committee which establishes the investment policy of the trusts and oversees the investment of the trusts' assets. As administrators of the decommissioning funds, the Company and NRG are jointly responsible for assuring that the funds are prudently invested in a manner consistent with the rules of the Texas Utility Commission. On February 2, 2006, the Company and a subsidiary of Texas Genco filed a request with the Texas Utility Commission to name the Texas Genco subsidiary as the sole fund administrator. That application is now being pursued in the name of NRG and is currently pending before an Administrative Law Judge. Pursuant to the Texas electric restructuring law, costs associated with nuclear decommissioning that were not recovered as of January 1, 2002, will continue to be subject to cost-of-service rate regulation and will be charged to transmission and distribution customers of the Company or its successor. The Company does not collect a nuclear decommissioning charge with respect to the additional 13.2% ownership interest in the South Texas Project that Texas Genco LLC acquired subsequent to its acquisition of CenterPoint Energy's generation facilities.

TAX CONTINGENCIES

     The Company has established reserves for certain tax items. The total amount reserved for these tax items is approximately $12 million and $14 million as of December 31, 2005 and March 31, 2006, respectively.

(6)  EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefit plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                           THREE MONTHS ENDED
                                                MARCH 31,
                                           ------------------
                                               2005   2006
                                               ----   ----
                                              (IN MILLIONS)
Interest cost...........................       $ 4    $ 4
Expected return on plan assets..........        (3)    (3)
Amortization of transition obligation...         2      2
                                               ---    ----
   Net periodic cost....................       $ 3    $ 3
                                               ===    ====

     The Company expects to contribute approximately $10 million to its postretirement benefits plan in 2006, of which $2 million had been contributed as of March 31, 2006.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q.

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2005 and the three months ended March 31, 2006. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 (CenterPoint Houston Form 10-K).

                       CONSOLIDATED RESULTS OF OPERATIONS

     Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read "Risk Factors" in Item 1A of Part I of the CenterPoint Houston Form 10-K.

     The following table sets forth our consolidated results of operations for the three months ended March 31, 2005 and 2006, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                        THREE MONTHS
                                                       ENDED MARCH 31,
                                                       ---------------
                                                         2005   2006
                                                         ----   ----
                                                        (IN MILLIONS)
Revenues:
   Electric transmission and distribution utility ..     $323   $331
   Transition bond companies .......................       22     54
                                                         ----   ----
      Total revenues ...............................      345    385
                                                         ----   ----
Expenses:
   Operation and maintenance .......................      138    134
   Depreciation and amortization ...................       64     63
   Taxes other than income taxes ...................       50     56
   Transition bond companies .......................       13     22
                                                         ----   ----
      Total expenses ...............................      265    275
                                                         ----   ----
Operating income ...................................       80    110
Interest and other finance charges .................      (85)   (61)
Return on true-up balance ..........................       34     --
Other income, net ..................................       11     15
                                                         ----   ----
Income before income taxes .........................       40     64
Income tax expense .................................      (12)   (21)
                                                         ----   ----
Net income .........................................     $ 28   $ 43
                                                         ====   ====

                                             THREE MONTHS ENDED
                                                 MARCH 31,
                                           ---------------------
                                              2005        2006
                                           ---------   ---------
Throughput (in gigawatt-hours (GWh)):
   Residential .........................       4,142       3,986
   Total ...............................      15,826      15,987
Average number of metered customers:
   Residential .........................   1,661,320   1,717,836
   Total ...............................   1,887,020   1,950,829

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

     We reported operating income of $110 million for the three months ended March 31, 2006, consisting of $78 million for the regulated electric transmission and distribution utility and $32 million for our transition bond company subsidiaries that issued $749 million and $1.851 billion principal amount of transition bonds in 2001 and the fourth quarter of 2005, respectively. For the three months ended March 31, 2005, operating income totaled $80 million, consisting of $71 million for the regulated electric transmission and distribution utility and $9 million for the transition bond company. Operating revenues for the regulated electric transmission and distribution utility increased primarily due to continued customer growth ($8 million) with the addition of nearly 67,000 metered customers since March 2005 and recovery of our 2004 true-up balance through the competition transition charge ($14 million), partially offset by milder weather and decreased usage ($12 million). Operation and maintenance expense decreased ($4 million) primarily due to a gain on the sale of land ($14 million), which was partially offset by higher transmission costs ($4 million) and severance costs associated with staff reductions in the first quarter of 2006 ($4 million). Additionally, taxes other than income taxes increased ($6 million) primarily due to higher franchise fees paid to the City of Houston.

                    CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read "Risk Factors" in Item 1A of Part I and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CenterPoint Houston Form 10-K.

                        LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remainder of 2006 include approximately $244 million of capital expenditures and $54 million of scheduled payments on transition bonds.

     We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for the next twelve months.

     Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy, Inc. (CenterPoint Energy) as discussed below, we have no off-balance sheet arrangements.

     Credit Facilities. In March 2006, we replaced our $200 million five-year revolving credit facility with a $300 million five-year revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings, as compared to LIBOR plus 75 basis points for borrowings under the facility it replaced. The facility contains covenants, including a debt, excluding transition bonds, to total capitalization covenant of 65%.

     Under the credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. We are currently in compliance with the various business and financial covenants contained in our credit facility.

     As of May 1, 2006, we had approximately $3 million of outstanding letters of credit under the credit facility.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper. At May 1, 2006, we had borrowings of $123 million from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by wholly owned subsidiaries. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company) and CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), as of May 1, 2006. Amounts are expressed in millions.

                                                 TRANSITION
YEAR       THIRD-PARTY   AFFILIATE   SUB-TOTAL      BONDS      TOTAL
-----      -----------   ---------   ---------   ----------   ------
2006 ...      $   --        $ --       $   --      $   54     $   54
2007 ...          --          --           --         147        147
2008 ...          --          --           --         159        159
2009 ...          --          --           --         175        175
2010 ...          --          --           --         190        190
2011 ...          --          --           --         207        207
2012 ...          46          --           46         227        273
2013 ...         450          --          450         245        695
2014 ...         300          --          300         147        447
2015 ...          --         151          151         158        309
2016 ...          --          --           --         169        169
2017 ...         127          --          127         181        308
2018 ...          --          --           --         194        194
2019 ...          --          --           --         208        208
2021 ...         102          --          102          --        102
2023 ...         200          --          200          --        200
2027 ...          56          --           56          --         56
2033 ...         312          --          312          --        312
              ------        ----       ------      ------     ------
Total ..      $1,593        $151       $1,744      $2,461     $4,205
              ======        ====       ======      ======     ======

     As of May 1, 2006, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

                                                    ISSUED AS       ISSUED AS COLLATERAL
                             ISSUED DIRECTLY   COLLATERAL FOR THE      FOR CENTERPOINT
                            TO THIRD PARTIES     COMPANY'S DEBT         ENERGY'S DEBT       TOTAL
                            ----------------   ------------------   --------------------   ------
First Mortgage Bonds.....        $  102               $ --                  $151           $  253
General Mortgage Bonds...         1,262                229                   527            2,018
                                 ------               ----                  ----           ------
   Total ..............          $1,364               $229                  $678           $2,271
                                 ======               ====                  ====           ======

     The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.0 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2006. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

                     FIRST            GENERAL
     YEAR        MORTGAGE BONDS   MORTGAGE BONDS   TOTAL
     ----        --------------   --------------   -----
2011 .........        $ --             $ 19         $ 19
2015 .........         151               --          151
2018 .........          --               50           50
2019 .........          --              200          200
2020 .........          --               90           90
2026 .........          --              100          100
2028 .........          --               68           68
                      ----             ----         ----
   Total .....        $151             $527         $678
                      ====             ====         ====

     At May 1, 2006, Bond Company had $611 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the 1999 Texas Electric Choice Plan (Texas electric restructuring law). At May 1, 2006, Bond Company II had $1.85 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of May 1, 2006, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                               MOODY'S                 S&P                  FITCH
                                         -------------------   -------------------   -------------------
              INSTRUMENT                 RATING   OUTLOOK(1)   RATING   OUTLOOK(2)   RATING   OUTLOOK(3)
              ----------                 ------   ----------   ------   ----------   ------   ----------
Senior Secured Debt (First Mortgage
   Bonds).............................    Baa2      Stable       BBB      Stable       A-       Stable

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

     A decline in credit ratings could increase borrowing costs under our $300 million credit facility. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

     Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of May 1, 2006, CenterPoint Energy had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

     - increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

     -    various regulatory actions;

     - the ability of RRI and its subsidiaries to satisfy their obligations as our principal customers and in respect of RRI's indemnity obligations to us;

     - restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

     - various other risks identified in "Risk Factors" in Item 1A of Part I of the CenterPoint Houston Form 10-K.

     Certain Contractual Limits on Ability to Issue Securities and Pay Dividends. Our credit facility limits our debt, excluding transition bonds, as a percentage of our total capitalization to 65 percent. Additionally, in connection with the issuance of a certain series of general mortgage bonds, we agreed not to issue, subject to certain exceptions, additional first mortgage bonds.

     Our parent, CenterPoint Energy, was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (the 1935 Act). The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005), which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005 that will require CenterPoint Energy to notify the FERC of its status as a holding company and to maintain certain books and records and make these available to the FERC. On April 24, 2006, the FERC considered motions for rehearing of these rules and proposed to adopt additional rules regarding maintenance of books and records by utility holding companies.

     Relationship with CenterPoint Energy. We are an indirect wholly owned subsidiary of CenterPoint Energy. As a result of this relationship, the financial condition and liquidity of our parent company could affect our access to capital, our credit standing and our financial condition.

                          CRITICAL ACCOUNTING POLICIES

     A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition or results of operations. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to the consolidated financial statements in the CenterPoint Houston Form 10-K. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

ACCOUNTING FOR RATE REGULATION

     Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. We continue to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $328 million of recoverable electric generation-related regulatory assets as of March 31, 2006. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the final order issued by the Public Utility Commission of Texas (Texas Utility Commission), we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Condensed Statements of Consolidated Income. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. Appeals of the district court's judgment are still pending. No amounts related to the district court's judgment have been recorded in our consolidated financial statements. For additional information relating to regulatory proceedings, see Note 2 to our Interim Condensed Financial Statements.


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

     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 2%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At March 31, 2006, our estimated cost of retiring these assets is approximately $12 million.

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

ITEM 4.  CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 2 and 5 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also "Business - Regulation" and "- Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 of the CenterPoint Houston Form 10-K.

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors disclosed in the CenterPoint Houston Form 10-K.

ITEM 5. OTHER INFORMATION

     Our ratio of earnings to fixed charges for the three months ended March 31, 2005 and 2006 was 1.46 and 2.02, respectively. We do not believe that the ratios for these three month periods are necessarily indicators of the ratios for the twelve month period due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

                                                Report or
                                              Registration            SEC File or
Exhibit Number         Description              Statement         Registration Number   Exhibit References
--------------   -----------------------   --------------------   -------------------   -------------------
     3.1         Articles of               CenterPoint                   1-3187                3(b)
                 Organization of           Houston's Form 8-K
                 CenterPoint Energy        dated August 31,
                 Houston Electric          2002 filed with
                                           the SEC on
                                           September 3, 2002

     3.2         Limited Liability         CenterPoint                   1-3187                3(c)
                 Company Regulations       Houston's Form 8-K
                 of CenterPoint            dated August 31,
                 Energy Houston            2002 filed with
                 Electric                  the SEC on
                                           September 3, 2002

     4.1        $300,000,000 Credit        CenterPoint Houston's         1-3187                4.2
                Agreement dated as of      Form 8-K dated March
                March 31, 2006, among      31, 2006
                CenterPoint Houston,
                as Borrower, and the
                Initial Lenders named
                therein, as Initial
                Lenders

                                                Report or
                                              Registration            SEC File or
Exhibit Number         Description              Statement         Registration Number   Exhibit References
--------------   -----------------------   --------------------   -------------------   -------------------
     +12         Computation of
                 Ratios of Earnings
                 to Fixed Charges

    +31.1        Rule
                 13a-14(a)/15d-14(a)
                 Certification of
                 David M. McClanahan

    +31.2        Rule
                 13a-14(a)/15d-14(a)
                 Certification of
                 Gary L. Whitlock

    +32.1        Section 1350
                 Certification of
                 David M. McClanahan

    +32.2        Section 1350
                 Certification of
                 Gary L. Whitlock

    +99.1        Items incorporated by
                 reference from the
                 CenterPoint Houston
                 Form 10-K. Item 1A
                 "--Risk Factors."

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

                                        CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC


                                        By: /s/ James S. Brian
                                            ------------------------------------
                                            James S. Brian
                                            Senior Vice President and Chief
                                            Accounting Officer

Date: May 12, 2006

                                  Exhibit Index

                                                Report or
                                              Registration            SEC File or
Exhibit Number         Description              Statement         Registration Number   Exhibit References
--------------   -----------------------   --------------------   -------------------   -------------------
     3.1         Articles of               CenterPoint                   1-3187                3(b)
                 Organization of           Houston's Form 8-K
                 CenterPoint Energy        dated August 31,
                 Houston Electric          2002 filed with
                                           the SEC on
                                           September 3, 2002

     3.2         Limited Liability         CenterPoint                   1-3187                3(c)
                 Company Regulations       Houston's Form 8-K
                 of CenterPoint            dated August 31,
                 Energy Houston            2002 filed with
                 Electric                  the SEC on
                                           September 3, 2002

     4.1        $300,000,000 Credit        CenterPoint Houston's         1-3187                4.2
                Agreement dated as of      Form 8-K dated March
                March 31, 2006, among      31, 2006
                CenterPoint Houston,
                as Borrower, and the
                Initial Lenders named
                therein, as Initial
                Lenders

                                                Report or
                                              Registration            SEC File or
Exhibit Number         Description              Statement         Registration Number   Exhibit References
--------------   -----------------------   --------------------   -------------------   -------------------
     +12         Computation of
                 Ratios of Earnings
                 to Fixed Charges

    +31.1        Rule
                 13a-14(a)/15d-14(a)
                 Certification of
                 David M. McClanahan

    +31.2        Rule
                 13a-14(a)/15d-14(a)
                 Certification of
                 Gary L. Whitlock

    +32.1        Section 1350
                 Certification of
                 David M. McClanahan

    +32.2        Section 1350
                 Certification of
                 Gary L. Whitlock

    +99.1        Items incorporated by
                 reference from the
                 CenterPoint Houston
                 Form 10-K. Item 1A
                 "--Risk Factors."




