Form 10-Q
period 2006-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2006-08-08
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

     As of August 1, 2006, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION

   Item 1.  Financial Statements..........................................     1
               Condensed Statements of Consolidated Income
                  Three Months and Six Months Ended June 30, 2005 and
                  2006 (unaudited)........................................     1
               Condensed Consolidated Balance Sheets
                  December 31, 2005 and June 30, 2006 (unaudited).........     2
               Condensed Statements of Consolidated Cash Flows
                  Six Months Ended June 30, 2005 and 2006 (unaudited).....     4
               Notes to Unaudited Condensed Consolidated Financial
                  Statements..............................................     5
   Item 2.  Management's Narrative Analysis of the Results of Operations..    13
   Item 4.  Controls and Procedures.......................................    20

PART II. OTHER INFORMATION

   Item 1.  Legal Proceedings.............................................    20
   Item 1A. Risk Factors..................................................    20
   Item 5.  Other Information.............................................    20
   Item 6.  Exhibits......................................................    21

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

     - the ability of RRI and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

     -    the outcome of litigation brought by or against us;

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
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED   SIX MONTHS ENDED
                                                             JUNE 30,            JUNE 30,
                                                       ------------------   ----------------
                                                          2005   2006          2005   2006
                                                          ----   ----         -----   ----
REVENUES ...........................................      $414   $456         $ 759   $841
                                                          ----   ----         -----   ----
EXPENSES:
   Operation and maintenance .......................       153    147           292    282
   Depreciation and amortization ...................        81     99           156    183
   Taxes other than income taxes ...................        58     59           109    115
                                                          ----   ----         -----   ----
      Total ........................................       292    305           557    580
                                                          ----   ----         -----   ----
OPERATING INCOME ...................................       122    151           202    261
                                                          ----   ----         -----   ----
OTHER INCOME (EXPENSE):
   Interest and other finance charges ..............       (76)   (28)         (152)   (56)
   Interest on transition bonds ....................        (9)   (33)          (18)   (66)
   Return on true-up balance .......................        35     --            69     --
   Other, net ......................................        12     17            23     32
                                                          ----   ----         -----   ----
      Total ........................................       (38)   (44)          (78)   (90)
                                                          ----   ----         -----   ----
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..        84    107           124    171
   Income tax expense ..............................       (29)   (36)          (41)   (57)
                                                          ----   ----         -----   ----
INCOME BEFORE EXTRAORDINARY ITEM ...................        55     71            83    114
   Extraordinary item, net of tax ..................        30     --            30     --
                                                          ----   ----         -----   ----
NET INCOME .........................................      $ 85   $ 71         $ 113   $114
                                                          ====   ====         =====   ====

        See Notes to the Company's Interim Condensed Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                             DECEMBER 31,   JUNE 30,
                                                                 2005         2006
                                                             ------------   --------
CURRENT ASSETS:
   Cash and cash equivalents .............................     $    40      $   103
   Accounts and notes receivable, net ....................         150          188
   Accounts receivable -- affiliated companies ...........          --           50
   Accrued unbilled revenues .............................         108          126
   Materials and supplies ................................          60           56
   Deferred tax asset ....................................           1           --
   Other .................................................          34           38
                                                               -------      -------
      Total current assets ...............................         393          561
                                                               -------      -------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment .........................       6,463        6,616
   Less accumulated depreciation and amortization ........      (2,386)      (2,473)
                                                               -------      -------
      Property, plant and equipment, net .................       4,077        4,143
                                                               -------      -------
OTHER ASSETS:
   Other intangibles, net ................................          38           37
   Regulatory assets .....................................       2,902        2,840
   Notes receivable -- affiliated companies ..............         750          750
   Other .................................................          67           50
                                                               -------      -------
      Total other assets .................................       3,757        3,677
                                                               -------      -------
         TOTAL ASSETS ....................................     $ 8,227      $ 8,381
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
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                         DECEMBER 31,   JUNE 30,
                                                             2005         2006
                                                         ------------   --------
CURRENT LIABILITIES:
   Current portion of transition bond long-term
      debt ...........................................      $   73      $  126
   Accounts payable ..................................          57          43
   Accounts and notes payable -- affiliated
      companies ......................................          79         153
   Taxes accrued .....................................         139          83
   Interest accrued ..................................          50         103
   Other .............................................          43          54
                                                            ------      ------
      Total current liabilities ......................         441         562
                                                            ------      ------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ............       1,400       1,351
   Unamortized investment tax credits ................          42          38
   Benefit obligations ...............................         139         138
   Regulatory liabilities ............................         294         334
   Notes payable -- affiliated companies .............         151         151
   Other .............................................          44          48
                                                            ------      ------
      Total other liabilities ........................       2,070       2,060
                                                            ------      ------
LONG-TERM DEBT:
   Transition bonds ..................................       2,407       2,335
   Other .............................................       1,591       1,591
                                                            ------      ------
      Total long-term debt ...........................       3,998       3,926
                                                            ------      ------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

MEMBER'S EQUITY:
   Common stock ......................................          --          --
   Paid-in capital ...................................       1,719       1,720
   Retained earnings (deficit) .......................          (1)        113
                                                            ------      ------
      Total member's equity ..........................       1,718       1,833
                                                            ------      ------
         TOTAL LIABILITIES AND MEMBER'S EQUITY .......      $8,227      $8,381
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

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                         -----------------------
                                                             2005         2006
                                                         ------------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ........................................      $ 113        $ 114
   Extraordinary item, net of tax ....................        (30)          --
                                                            -----        -----
   Income before extraordinary item ..................         83          114
   Adjustments to reconcile income before
      extraordinary item to net cash provided by
      operating activities:
      Depreciation and amortization ..................        156          183
      Amortization of deferred financing costs .......         16            6
      Deferred income taxes ..........................         31          (50)
      Investment tax credits .........................         (3)          (4)
      Changes in other assets and liabilities:
         Accounts and notes receivable, net ..........        (58)         (40)
         Accounts receivable/payable, affiliates .....        (25)         (40)
         Inventory ...................................          3            4
         Accounts payable ............................         (7)          (6)
         Taxes receivable ............................         50           --
         Interest and taxes accrued ..................        (43)          58
         Net regulatory assets and liabilities .......       (131)          41
         Other current assets ........................          2            3
         Other current liabilities ...................         (2)           4
         Other assets ................................        (12)           7
         Other liabilities ...........................          3            4
                                                            -----        -----
            Net cash provided by operating
               activities ............................         63          284
                                                            -----        -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ..............................       (138)        (198)
   Decrease in notes receivable from affiliates ......         73           --
   Increase in restricted cash of transition bond
      companies ......................................         --           (6)
   Other, net ........................................         --           (2)
                                                            -----        -----
            Net cash used in investing activities ....        (65)        (206)
                                                            -----        -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ........................        (17)         (19)
   Increase in notes payable to affiliates ...........         27           64
   Debt issuance costs ...............................         (2)          --
   Dividend to parent ................................         --          (61)
   Other, net ........................................         --            1
                                                            -----        -----
            Net cash provided by (used in) financing
               activities ............................          8          (15)
                                                            -----        -----
NET INCREASE IN CASH AND CASH EQUIVALENTS ............          6           63
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .....         25           40
                                                            -----        -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...........      $  31        $ 103
                                                            =====        =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest, net of capitalized interest .............      $ 154        $  70
   Income taxes ......................................         79          129

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

     CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006, and since that date CenterPoint Energy and its subsidiaries have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005) which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005. Pursuant to those rules, on June 14, 2006, CenterPoint Energy filed with the FERC the required notification of its status as a public utility holding company. On April 24, 2006, the FERC proposed additional rules regarding maintenance of books and records by utility holding companies and additional reporting and accounting requirements for centralized service companies that make allocations to public utilities regulated by the FERC under the Federal Power Act. Although CenterPoint Energy provides services to its subsidiaries through a service company, CenterPoint Energy Service Company, LLC, its service company would not be subject to the service company rules.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 in the first quarter of 2007 and is currently evaluating the impact the adoption will have on the Company's financial position.

(3) REGULATORY MATTERS

(a) Recovery of True-Up Balance.

     In March 2004, the Company filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. The Company and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission's rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from the Company's initial request. The Company and other parties appealed the district court decisions. Briefs have been filed with the 3rd Court of Appeals in Austin, and oral argument has been scheduled for September 27, 2006. No amounts related to the district court's judgment have been recorded in the consolidated financial statements.

     Among the issues raised in the Company's appeal of the True-Up Order is the Texas Utility Commission's reduction of the Company's stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with its former electric generation assets. Such reduction was considered in the Company's recording of an after-tax extraordinary loss of $977 million in the last half of 2004. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. In a recent Private Letter Ruling issued to a Texas utility on facts similar to the Company's, the IRS, without referencing its proposed regulations, ruled that a normalization violation would occur if ADITC and EDFIT were required to be returned to customers. Based on that ruling and the proposed regulations, if the Texas Utility Commission's order on this issue is not reversed on appeal or the amount of the tax benefits is not otherwise restored by the Texas Utility Commission, the IRS is likely to consider that a normalization violation has occurred. If so, the IRS could require the Company to pay an amount equal to the Company's unamortized ADITC balance as of the date that the normalization violation was deemed to have occurred. In addition, if a normalization violation is deemed to have occurred, the IRS could also deny the Company the ability to elect accelerated tax depreciation benefits. If a normalization violation should ultimately be found to exist, it could have an adverse impact on the Company's results of operations, financial condition and cash flows. However, the Company is vigorously pursuing the appeal of this issue and will seek other relief from the Texas Utility Commission to avoid a normalization violation. The Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation.

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

     In July 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC which will collect approximately $596 million over 14 years plus interest at an annual rate of 11.075 percent (CTC Order). The CTC Order authorizes the Company to impose a charge on retail electric providers (REPs) to recover the portion of the true-up balance not covered by the financing order. The CTC Order also allows the Company to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). The Company implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. Effective September 13, 2005, the return on the CTC portion of the true-up balance is included in the Company's tariff-based revenues. During the three and six months ended June 30, 2006, the Company recognized approximately $18 million and $35 million, respectively, in CTC operating income. As of June 30, 2006, the Company had not recorded an allowed equity return of $241 million on its true-up balance because such return is being recognized as it is recovered in the future.

     Certain parties appealed the CTC Order to the 98th District Court in Travis County. In May 2006, the district court issued an order reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion on the grounds that the Texas Supreme Court had previously invalidated that entire section of the rule. Second, the district court reversed the Texas Utility Commission's ruling that allows the Company to recover through the CTC the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of the Company's electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers who have switched to new on-site generation. The Company and CenterPoint Energy disagree with the district court's conclusions and in May 2006 appealed this decision to the court of appeals and, if required, plans to seek further review from the Texas Supreme Court. The Company's brief was filed in the court of appeals in August 2006. Pending completion of judicial review and any action required by the Texas Utility Commission following a remand from the courts, the CTC remains in effect. The 11.075 percent interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the new rule discussed below. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on the Company's or CenterPoint Energy's financial condition, results of operations or cash flows.

     In January 2006, the Texas Utility Commission staff (Staff) proposed that the Texas Utility Commission adopt new rules governing the carrying charges on unrecovered true-up balances. In June 2006, the Texas Utility Commission adopted the revised rule as recommended by the Staff. The rule, which applies to the Company, reduces carrying costs on the unrecovered CTC balance prospectively from 11.075 percent to a weighted average cost of capital of 8.06 percent. The annualized impact on operating income is expected to be approximately $18 million per year for the first year with lesser impacts in subsequent years. On July 17, 2006, the Company made a compliance filing necessary to implement the rule changes effective August 1, 2006 per the settlement agreement discussed in
Note 3(d) below.

(b) Final Fuel Reconciliation.

     The results of the Texas Utility Commission's final decision related to the Company's final fuel reconciliation are a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. A judgment was entered by a Travis County court in May 2005 affirming the Texas Utility Commission's decision. The Company filed an appeal to the 3rd Court of Appeals in Austin in June 2005, and in April 2006, the 3rd Court of Appeals issued an order affirming the Texas Utility Commission's decision. The Company has until August 16, 2006 to file an appeal with the Texas Supreme Court.

(c) Remand of 2001 Unbundled Cost of Service (UCOS) Order.

     The 3rd Court of Appeals in Austin remanded to the Texas Utility Commission an issue that was decided by the Texas Utility Commission in the Company's 2001 UCOS proceeding. In its remand order, the court ruled that the Texas Utility Commission had failed to adequately explain its basis for its determination of certain projected transmission capital expenditures. The Court of Appeals ordered the Texas Utility Commission to reconsider that determination on the basis of the record that existed at the time of the Texas Utility Commission's original order. In April 2006, the Texas Utility Commission opined orally that the rate base should be reduced by $57 million and instructed its Staff to quantify the effect on the Company's rates. In the settlement of the Company's rate proceeding described in Note 3(d) below, the parties to the remand proceeding have agreed to settle all issues that could be raised in the remand. Under the terms of that settlement, the Company will add riders to its tariff rates under which it will provide rate credits to retail and wholesale customers for a total of approximately $8 million per year until a total of $32 million has been credited to customers under those tariff riders. The Company reduced revenues and established a corresponding regulatory liability for $32 million in the second quarter of 2006 to reflect this obligation.

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

     In December 2005, the Texas Utility Commission considered the Staff report and agreed to initiate a rate proceeding concerning the reasonableness of the Company's existing rates for transmission and distribution service and to require the Company to make a filing by April 15, 2006 to justify or change those rates. In April 2006, the Company filed cost data and other information that supported the current rates.

     On July 31, 2006, the Company entered into a settlement agreement with the parties to the proceeding that would resolve the issues raised in this matter. Under the terms of the agreement, the Company's base rate revenues will be reduced by a net of approximately $58 million per year. Also, the Company will commit to increase its energy efficiency expenditures by an additional $10 million per year over the $13 million included in existing rates. The expenditures will be made to benefit both residential and commercial customers. The Company also will fund $10 million per year for programs providing financial assistance to qualified low-income customers in its service territory.

     The agreement provides for a rate freeze until June 30, 2010 under which the Company will not seek to increase its base rates and the other parties will not petition to decrease those rates. The rate freeze is subject to adjustments for changes related to certain transmission costs, implementation of the Texas Utility Commission's recently-adopted change to its CTC rule and certain other changes. The rate freeze does not apply to changes required to reflect the result of currently pending appeals of the True-Up Order, the pending appeal of the Texas Utility Commission's order regarding the Company's final fuel reconciliation, the appeal of the order implementing the Company's CTC or the implementation of transition charges associated with current and future securitizations. In addition, the Company will not be required to file annual earnings reports for the calendar years 2006 through 2008, but will file an earnings report for 2009 no later than March 1, 2010. The Company must make a new base rate filing not later than June 30, 2010, based on a test year ended December 31, 2009, unless the Texas Utility Commission staff and certain cities with original jurisdiction notify the Company that such a filing is unnecessary.

     The agreement does not provide for an increased storm reserve, but will permit the Company to amortize its expenditures related to Hurricane Rita of approximately $4 million per year over a seven-year period and to amortize regulatory expenses of approximately $2 million per year over a four-year period, both beginning in the month following the final order. The agreement will result in a determination that franchise fees payable by the Company under new franchise agreements with the City of Houston and certain other municipalities in the Company's service area are deemed reasonable and necessary, and other revised tariffs proposed in the Company's filing package will go into effect along with the revised base rates.

     The agreement also resolves all issues that could be raised in the Texas Utility Commission's proceeding to review its decision in the Company's 2001 UCOS case. See Note 3(c) above.

     The Company filed the Stipulation and Agreement with the Texas Utility Commission. Assuming a favorable recommendation on the settlement is issued by the administrative law judges, the settlement is expected to be considered by the Texas Utility Commission later this year.

(4) LONG-TERM DEBT

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

     As of June 30, 2006, the Company had no borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility. The Company was in compliance with all covenants as of June 30, 2006.

     The Company has $151 million of first mortgage bonds and $527 million of general mortgage bonds that it has issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(5) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper. As of December 31, 2005 and June 30, 2006, the Company had borrowings from the money pool of $68 million and $132 million, respectively.

     For the three months ended June 30, 2005 and 2006, the Company had net interest income related to affiliate borrowings of $9 million and $12 million, respectively, and $18 million and $23 million for the six months ended June 30, 2005 and 2006, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $28 million for each of the three month periods ended June 30, 2005 and 2006, and $54 million and $58 million for the six month periods ended June 30, 2005 and 2006, respectively, and are included primarily in operation and maintenance expenses.

     Major Customers. During the three months ended June 30, 2005 and 2006, revenues derived from energy delivery charges provided by the Company to subsidiaries of Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI) totaled $183 million and $182 million, respectively, and $366 million and $344 million during the six months ended June 30, 2005 and 2006, respectively.

(6) COMMITMENTS AND CONTINGENCIES

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

     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in federal court in California, Colorado and Nevada and in state court in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other western states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit, attorneys' fees and divestiture of assets. CenterPoint Energy's former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally.

     CenterPoint Energy and/or Reliant Energy have been named in approximately 30 of these lawsuits, which were instituted between 2001 and 2006 and are pending in California state court in San Diego County, in Nevada state court in Clark County, in federal district court in Colorado, Nevada and the Northern District of California and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.

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

     On August 12, 2005, RRI reached a settlement with the FERC enforcement staff, the states of California, Washington and Oregon, California's three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the three states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC, by the California Public Utilities Commission, and by the courts in which the class action cases are pending. Two parties have appealed the courts' approval of the settlement to the Ninth Circuit Court of Appeals. A party in the FERC proceedings filed a motion for rehearing of the FERC's order approving the settlement, which the FERC denied in May 2006. That party has filed for review of the FERC's orders in the Ninth Circuit Court of Appeals. CenterPoint Energy is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when CenterPoint Energy was an affiliate of RRI. The terms of the settlement do not require payment by CenterPoint Energy.

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

ENVIRONMENTAL MATTERS

     Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including the Company, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy, but most existing claims relate to facilities previously owned by CenterPoint Energy or its subsidiaries. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP (NRG). Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to Texas Genco LLC, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by Texas Genco LLC and its successor, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from the purchaser. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on CenterPoint Energy's financial condition, results of operations or cash flows.

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

OTHER PROCEEDINGS

     The Company is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. The Company regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. The Company does not expect the disposition of these matters to have a material adverse effect on the Company's financial condition, results of operations or cash flows.

NUCLEAR DECOMMISSIONING FUND COLLECTIONS

     Pursuant to regulatory requirements and its tariff, the Company, as collection agent, collects from its transmission and distribution customers the nuclear decommissioning charge assessed with respect to the 30.8% ownership interest in the South Texas Project which it owned when it was part of an integrated electric utility. Amounts collected are transferred to nuclear decommissioning trusts maintained by the current owner of that interest in the South Texas Project. During 2003 and 2004, $2.9 million was transferred each year and $3.2 million was transferred in 2005. There are various investment restrictions imposed on owners of nuclear generating stations by the Texas Utility Commission and the Nuclear Regulatory Commission relating to nuclear decommissioning trusts. Pursuant to the provisions of both a separation agreement and a final order of the Texas Utility Commission relating to the 2005 transfer of ownership to Texas Genco LLC, now NRG, the Company and a subsidiary of NRG were, until July 1, 2006, jointly administering the decommissioning funds through the Nuclear Decommissioning Trust Investment Committee. On June 9, 2006, the Texas Utility Commission approved an application by the Company and an NRG subsidiary to name the NRG subsidiary as the sole fund administrator. As a result, the Company is no longer responsible for administration of decommissioning funds it collects as collection agent.

TAX CONTINGENCIES

     The Company has established reserves for certain tax items, primarily certain items related to employee benefits. The total amount reserved for these tax items was approximately $12 million as of December 31, 2005 and June 30, 2006.

(7) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefits plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                            THREE MONTHS      SIX MONTHS
                                           ENDED JUNE 30,   ENDED JUNE 30,
                                           --------------   --------------
                                             2005   2006      2005   2006
                                             ----   ----      ----   ----
                                                    (IN MILLIONS)
Service cost ...........................     $--    $ 1       $--    $ 1
Interest cost ..........................       5      4         9      8
Expected return on plan assets .........      (2)    (3)       (5)    (6)
Amortization of transition obligation ..       1      1         3      3
                                             ---    ---       ---    ---
   Net periodic cost ...................     $ 4    $ 3       $ 7    $ 6
                                             ===    ===       ===    ===

     The Company expects to contribute approximately $10 million to CenterPoint Energy's postretirement benefits plan in 2006, of which $5 million had been contributed as of June 30, 2006.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q.

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2005 and the three and six months ended June 30, 2006. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 (CenterPoint Houston Form 10-K).

RECENT EVENTS

AGREEMENT REGARDING SETTLEMENT OF THE 2006 RATE CASE AND THE 2001 UNBUNDLED COST OF SERVICE (UCOS) REMAND

     On July 31, 2006, we entered into a settlement agreement with the parties to the proceeding that would resolve the issues raised in our pending rate case. Under the terms of the agreement, our base rate revenues will be reduced by approximately $58 million per year. Also, we will commit to increase our energy efficiency expenditures by an additional $10 million per year over the $13 million included in existing rates. The expenditures will be made to benefit both residential and commercial customers. We also will fund $10 million per year for programs providing financial assistance to qualified low-income customers in our service territory. The agreement provides for a rate freeze until June 30, 2010 under which we will not seek to increase our base rates and the other parties will not petition to decrease those rates.

     The agreement also resolves all issues that could be raised in the Public Utility Commission of Texas' (Texas Utility Commission) proceeding to review its decision in our 2001 UCOS case. Under the terms of the agreement, we will add riders to our tariff rates under which we will provide rate credits to retail and wholesale customers for a total of approximately $8 million per year until a total of $32 million has been credited to customers under those tariff riders. We reduced revenues and established a corresponding regulatory liability for $32 million in the second quarter of 2006 to reflect this obligation.

COMPETITION TRANSITION CHARGE (CTC) INTEREST RATE REDUCTION

     In January 2006, the Texas Utility Commission staff (Staff) proposed that the Texas Utility Commission adopt new rules governing the carrying charges on unrecovered true-up balances. In June 2006, the Texas Utility Commission adopted the revised rule as recommended by the Staff. The rule, which applies to us, reduces carrying costs on the unrecovered CTC balance prospectively from 11.075 percent to a weighted average cost of capital of 8.06 percent. The annualized impact on operating income is expected to be approximately $18 million per year for the first year with lesser impacts in subsequent years. In accordance with the agreement discussed above, we implemented the rule change effective August 1, 2006.

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

     The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2005 and 2006, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                          THREE MONTHS ENDED          SIX MONTHS ENDED
                                                               JUNE 30,                   JUNE 30,
                                                       -----------------------    -----------------------
                                                          2005         2006          2005         2006
                                                       ----------   ----------    ----------   ----------
                                                               (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues:
   Electric transmission and distribution utility ..   $      388   $      386    $      711   $      717
   Transition bond companies .......................           26           70            48          124
                                                       ----------   ----------    ----------   ----------
      Total revenues ...............................          414          456           759          841
                                                       ----------   ----------    ----------   ----------
Expenses:
   Operation and maintenance .......................          153          147           291          281
   Depreciation and amortization ...................           64           61           128          124
   Taxes other than income taxes ...................           58           59           108          115
   Transition bond companies .......................           17           38            30           60
                                                       ----------   ----------    ----------   ----------
      Total expenses ...............................          292          305           557          580
                                                       ----------   ----------    ----------   ----------
Operating income ...................................          122          151           202          261
                                                       ----------   ----------    ----------   ----------
Interest and other finance charges .................          (85)         (61)         (170)        (122)
Return on true-up balance ..........................           35           --            69           --
Other income, net ..................................           12           17            23           32
                                                       ----------   ----------    ----------   ----------
Income before income taxes and extraordinary item ..           84          107           124          171
Income tax expense .................................          (29)         (36)          (41)         (57)
                                                       ----------   ----------    ----------   ----------
Income before extraordinary item ...................           55           71            83          114
Extraordinary item, net of tax .....................           30           --            30           --
                                                       ----------   ----------    ----------   ----------
Net income .........................................   $       85   $       71    $      113   $      114
                                                       ==========   ==========    ==========   ==========
Actual gigawatt-hours (GWh) delivered:
   Residential .....................................        6,594        6,808        10,736       10,794
   Total ...........................................       18,956       20,422        34,783       36,409
Average number of metered customers:
   Residential .....................................    1,675,573    1,730,130     1,668,447    1,723,983
   Total ...........................................    1,904,090    1,965,180     1,895,556    1,958,005

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

     We reported operating income of $151 million for the three months ended June 30, 2006, consisting of $119 million for the regulated electric transmission and distribution utility and $32 million related to the transition bonds. For the three months ended June 30, 2005, operating income totaled $122 million, consisting of $113 million for the regulated electric transmission and distribution utility and $9 million related to the transition bonds. Revenues for the regulated electric transmission and distribution utility continue to benefit from solid customer growth, with nearly 60,000 metered customers added since June 2005 ($10 million), recovery of our 2004 true-up balance through the CTC, which was implemented in September 2005 ($12 million) as well as favorable weather and increased usage ($6 million). This increase in revenues was more than offset by the impact related to the resolution of the 2001 UCOS order, which reduced revenues by $32 million. Operation and maintenance expense decreased primarily due to lower employee benefit expenses ($4 million).

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO SIX MONTHS ENDED JUNE 30, 2005

     We reported operating income of $261 million for the six months ended June 30, 2006, consisting of $197 million for the regulated electric transmission and distribution utility and $64 million related to the transition bonds. For the six months ended June 30, 2005, operating income totaled $202 million, consisting of $184 million for the regulated electric transmission and distribution utility and $18 million related to the transition bonds. Revenues for the regulated electric transmission and distribution utility increased due to continued customer growth, with nearly 60,000 metered customers added since June 2005 ($18 million), recovery of our 2004 true-up balance through the

CTC ($26 million) and favorable weather ($2 million), partially offset by decreased usage ($8 million) and the impact related to the resolution of the 2001 UCOS order ($32 million). Operation and maintenance expense decreased primarily due to a gain on the sale of land in 2006 ($14 million) and lower employee benefit expenses ($5 million), which was partially offset by higher transmission costs ($5 million) and severance costs associated with staff reductions ($4 million). Additionally, taxes other than income taxes increased primarily due to higher franchise fees ($7 million).

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

                         LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2006 include approximately $160 million of capital expenditures and $54 million of scheduled payments on transition bonds.

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

     Under the credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. We are currently in compliance with the various business and financial covenants contained in our credit facility. As of August 1, 2006, we had no borrowings and approximately $4 million of outstanding letters of credit under the credit facility.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper. At August 1, 2006, we had borrowings of $94 million from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by wholly owned subsidiaries. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company) and CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), as of August 1, 2006. Amounts are expressed in millions.

                                                  TRANSITION
   YEAR     THIRD-PARTY   AFFILIATE   SUB-TOTAL      BONDS      TOTAL
---------   -----------   ---------   ---------   ----------   ------
2006 ....     $   --         $ --       $   --      $   36     $   36
2007 ....         --           --           --         147        147
2008 ....         --           --           --         159        159
2009 ....         --           --           --         175        175
2010 ....         --           --           --         190        190
2011 ....         --           --           --         207        207
2012 ....         46           --           46         227        273
2013 ....        450           --          450         245        695
2014 ....        300           --          300         147        447
2015 ....         --          151          151         158        309
2016 ....         --           --           --         169        169
2017 ....        127           --          127         181        308
2018 ....         --           --           --         194        194
2019 ....         --           --           --         208        208
2021 ....        102           --          102          --        102
2023 ....        200           --          200          --        200
2027 ....         56           --           56          --         56
2033 ....        312           --          312          --        312
              ------         ----       ------      ------     ------
Total ...     $1,593         $151       $1,744      $2,443     $4,187
              ======         ====       ======      ======     ======

     As of August 1, 2006, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

                                                    ISSUED AS       ISSUED AS COLLATERAL
                             ISSUED DIRECTLY   COLLATERAL FOR THE      FOR CENTERPOINT
                            TO THIRD PARTIES     COMPANY'S DEBT         ENERGY'S DEBT       TOTAL
                            ----------------   ------------------   --------------------   ------
First Mortgage Bonds ....        $  102               $ --                  $151           $  253
General Mortgage Bonds ..         1,262                229                   527            2,018
                                 ------               ----                  ----           ------
   Total ................        $1,364               $229                  $678           $2,271
                                 ======               ====                  ====           ======

     The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2006. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

              FIRST MORTGAGE        GENERAL
    YEAR           BONDS       MORTGAGE BONDS   TOTAL
-----------   --------------   --------------   -----
2011 ......        $ --             $ 19         $ 19
2015 ......         151               --          151
2018 ......          --               50           50
2019 ......          --              200          200
2020 ......          --               90           90
2026 ......          --              100          100
2028 ......          --               68           68
                   ----             ----         ----
   Total ..        $151             $527         $678
                   ====             ====         ====

     At August 1, 2006, Bond Company had $611 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the 1999 Texas Electric Choice Plan (Texas electric restructuring law). At August 1, 2006, Bond Company II had $1.83 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of August 1, 2006, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                                       MOODY'S                  S&P                   FITCH
                                                --------------------   --------------------   --------------------
                  INSTRUMENT                    RATING   OUTLOOK (1)   RATING   OUTLOOK (2)   RATING   OUTLOOK (3)
                  ----------                    ------   -----------   ------   -----------   ------   -----------
Senior Secured Debt (First Mortgage Bonds)...    Baa2       Stable       BBB       Stable       A-        Stable

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

     Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of August 1, 2006, CenterPoint Energy had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

     -    the outcome of litigation brought by and against us;

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

ACCOUNTING FOR RATE REGULATION

     Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. Application of SFAS No. 71 to the electric generation portion of our business was discontinued as of June 30, 1999. We continue to apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $321 million of recoverable electric generation-related regulatory assets as of June 30, 2006. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the final order issued by the Texas Utility Commission, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Condensed Statements of Consolidated Income.

Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. Appeals of the district court's judgment are still pending. Oral arguments have been scheduled for September 27, 2006. No amounts related to the district court's judgment have been recorded in our consolidated financial statements. For additional information relating to regulatory proceedings, see Note 3 to our Interim Condensed Financial Statements.

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

     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 2%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At June 30, 2006, our estimated cost of retiring these assets was approximately $12 million.

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

                          NEW ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Interim Condensed Financial Statements for a discussion of new accounting pronouncements that affect us.

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 3 and 6 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also "Business -- Regulation" and "-- Environmental Matters" in Item 1 and "Legal Proceedings" in Item 3 of the CenterPoint Houston Form 10-K.

ITEM 1A. RISK FACTORS

     There have been no material changes from the risk factors disclosed in the CenterPoint Houston Form 10-K.

ITEM 5. OTHER INFORMATION

     Our ratio of earnings to fixed charges for the six months ended June 30, 2005 and 2006 was 1.89 and 2.36, respectively. We do not believe that the ratios for these six month periods are necessarily indicators of the ratios for the twelve month period due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

ITEM 6. EXHIBITS

     The following exhibits are filed herewith:

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

                                            Report or Registration       SEC File or         Exhibit
Exhibit Number          Description                Statement         Registration Number   References
--------------   ------------------------   ----------------------   -------------------   ----------
       3.1       Articles of                CenterPoint Houston's           1-3187            3(b)
                 Organization of            Form 8-K dated August
                 CenterPoint Energy         31, 2002 filed with
                 Houston Electric           the SEC on September
                                            3, 2002

       3.2       Limited Liability          CenterPoint Houston's           1-3187            3(c)
                 Company Regulations of     Form 8-K dated August
                 CenterPoint Energy         31, 2002 filed with
                 Houston Electric           the SEC on September
                                            3, 2002

       4.1       $300,000,000 Credit        CenterPoint Houston's           1-3187            4.2
                 Agreement dated as of      Form 8-K dated March
                 March 31, 2006 among       31, 2006
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

Date: August 7, 2006

                                INDEX TO EXHIBITS

     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

                                            Report or Registration       SEC File or         Exhibit
Exhibit Number          Description                Statement         Registration Number   References
--------------   ------------------------   ----------------------   -------------------   ----------
       3.1       Articles of                CenterPoint Houston's           1-3187            3(b)
                 Organization of            Form 8-K dated August
                 CenterPoint Energy         31, 2002 filed with
                 Houston Electric           the SEC on September
                                            3, 2002

       3.2       Limited Liability          CenterPoint Houston's           1-3187            3(c)
                 Company Regulations of     Form 8-K dated August
                 CenterPoint Energy         31, 2002 filed with
                 Houston Electric           the SEC on September
                                            3, 2002

       4.1       $300,000,000 Credit        CenterPoint Houston's           1-3187            4.2
                 Agreement dated as of      Form 8-K dated March
                 March 31, 2006 among       31, 2006
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