Form 10-Q
period 2006-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2006-11-07
CIK 48732

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

     As of October 31, 2006, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

                    CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
                          QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements......................................    1
                    Condensed Statements of Consolidated Income
                       Three Months and Nine Months Ended September 30,
                       2005 and 2006 (unaudited)...........................    1
                    Condensed Consolidated Balance Sheets
                       December 31, 2005 and September 30, 2006
                       (unaudited).........................................    2
                    Condensed Statements of Consolidated Cash Flows
                       Nine Months Ended September 30, 2005 and 2006
                       (unaudited)........................................     4
                    Notes to Unaudited Condensed Consolidated Financial
                       Statements..........................................    5
         Item 2. Management's Narrative Analysis of the Results of
                    Operations.............................................   13
         Item 4. Controls and Procedures...................................   20

PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings......................................   20
         Item 1A.   Risk Factors...........................................   20
         Item 5.    Other Information......................................   21
         Item 6.    Exhibits...............................................   21

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

     - state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to other aspects of our business;

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
                                   (UNAUDITED)

                                                       THREE MONTHS ENDED   NINE MONTHS ENDED
                                                          SEPTEMBER 30,       SEPTEMBER 30,
                                                       ------------------   -----------------
                                                          2005   2006         2005     2006
                                                          ----   ----        ------   ------
REVENUES ...........................................      $484   $533        $1,243   $1,374
                                                          ----   ----        ------   ------
EXPENSES:
   Operation and maintenance .......................       156    157           448      439
   Depreciation and amortization ...................        90    104           247      287
   Taxes other than income taxes ...................        55     53           163      168
                                                          ----   ----        ------   ------
      Total ........................................       301    314           858      894
                                                          ----   ----        ------   ------
OPERATING INCOME ...................................       183    219           385      480
                                                          ----   ----        ------   ------
OTHER INCOME (EXPENSE):
   Interest and other finance charges ..............       (78)   (27)         (230)     (83)
   Interest on transition bonds ....................        (9)   (32)          (27)     (98)
   Return on true-up balance .......................        35     --           104       --
   Other, net ......................................        13     16            36       48
                                                          ----   ----        ------   ------
      Total ........................................       (39)   (43)         (117)    (133)
                                                          ----   ----        ------   ------
INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEM ..       144    176           268      347
   Income tax expense ..............................       (49)   (57)          (90)    (114)
                                                          ----   ----        ------   ------
INCOME BEFORE EXTRAORDINARY ITEM ...................        95    119           178      233
   Extraordinary item, net of tax ..................        --     --            30       --
                                                          ----   ----        ------   ------
NET INCOME .........................................      $ 95   $119        $  208   $  233
                                                          ====   ====        ======   ======

        See Notes to the Company's Interim Condensed Financial Statements

            CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
        (AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                              (MILLIONS OF DOLLARS)
                                   (UNAUDITED)

                                     ASSETS

                                                        DECEMBER 31,   SEPTEMBER 30,
                                                            2005            2006
                                                        ------------   -------------
CURRENT ASSETS:
   Cash and cash equivalents ........................      $    40        $    51
   Accounts and notes receivable, net ...............          150            188
   Accounts receivable - affiliated companies .......           --              8
   Accrued unbilled revenues ........................          108            122
   Materials and supplies ...........................           60             59
   Deferred tax asset ...............................            1             --
   Other ............................................           34             46
                                                           -------        -------
      Total current assets ..........................          393            474
                                                           -------        -------
PROPERTY, PLANT AND EQUIPMENT:
   Property, plant and equipment ....................        6,463          6,681
   Less accumulated depreciation and amortization ...       (2,386)        (2,517)
                                                           -------        -------
      Property, plant and equipment, net ............        4,077          4,164
                                                           -------        -------
OTHER ASSETS:
   Other intangibles, net ...........................           38             37
   Regulatory assets ................................        2,902          2,788
   Notes receivable -- affiliated companies .........          750            750
   Other ............................................           67             34
                                                           -------        -------
      Total other assets ............................        3,757          3,609
                                                           -------        -------
         TOTAL ASSETS ...............................      $ 8,227        $ 8,247
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
                                   (UNAUDITED)

                         LIABILITIES AND MEMBER'S EQUITY

                                                           DECEMBER 31,   SEPTEMBER 30,
                                                               2005            2006
                                                           ------------   -------------
CURRENT LIABILITIES:
   Current portion of transition bond long-term debt ...      $   73          $  147
   Accounts payable ....................................          57              37
   Accounts and notes payable -- affiliated companies ..          79              35
   Taxes accrued .......................................         139              95
   Interest accrued ....................................          50              28
   Other ...............................................          43              57
                                                              ------          ------
      Total current liabilities ........................         441             399
                                                              ------          ------
OTHER LIABILITIES:
   Accumulated deferred income taxes, net ..............       1,400           1,335
   Unamortized investment tax credits ..................          42              37
   Benefit obligations .................................         139             138
   Regulatory liabilities ..............................         294             336
   Notes payable -- affiliated companies ...............         151             151
   Other ...............................................          44              48
                                                              ------          ------
      Total other liabilities ..........................       2,070           2,045
                                                              ------          ------
LONG-TERM DEBT:
   Transition bonds ....................................       2,407           2,260
   Other ...............................................       1,591           1,591
                                                              ------          ------
      Total long-term debt .............................       3,998           3,851
                                                              ------          ------
COMMITMENTS AND CONTINGENCIES (NOTE 6)

MEMBER'S EQUITY:
   Common stock ........................................          --              --
   Paid-in capital .....................................       1,719           1,720
   Retained earnings (deficit) .........................          (1)            232
                                                              ------          ------
      Total member's equity ............................       1,718           1,952
                                                              ------          ------
         TOTAL LIABILITIES AND MEMBER'S EQUITY .........      $8,227          $8,247
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

                                                                           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,
                                                                           -----------------
                                                                              2005    2006
                                                                             -----   -----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................     $ 208   $ 233
   Extraordinary item, net of tax ......................................       (30)     --
                                                                             -----   -----
   Income before extraordinary item ....................................       178     233
   Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
      Depreciation and amortization ....................................       247     287
      Amortization of deferred financing costs .........................        23       9
      Deferred income taxes ............................................        96     (66)
      Investment tax credits ...........................................        (5)     (5)
      Changes in other assets and liabilities:
         Accounts and notes receivable, net ............................       (80)    (36)
         Accounts receivable/payable, affiliates .......................        20      (2)
         Inventory .....................................................        (3)      1
         Accounts payable ..............................................        (9)    (10)
         Taxes receivable ..............................................        28      --
         Interest and taxes accrued ....................................       (54)     (5)
         Net regulatory assets .........................................      (152)     56
         Other current assets ..........................................        (6)     (6)
         Other current liabilities .....................................       (13)      6
         Other assets ..................................................       (27)     10
         Other liabilities .............................................        (6)      4
      Other, net .......................................................        --       1
                                                                             -----   -----
         Net cash provided by operating activities .....................       237     477
                                                                             -----   -----
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................      (196)   (288)
   Increase in notes receivable from affiliates ........................        (3)     --
   Increase in restricted cash of transition bond companies ............        --      (5)
   Other, net ..........................................................        --      11
                                                                             -----   -----
         Net cash used in investing activities .........................      (199)   (282)
                                                                             -----   -----
CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt ..........................................       (48)    (74)
   Decrease in notes payable to affiliates .............................        --     (50)
   Debt issuance costs .................................................        (2)     --
   Dividend to parent ..................................................        --     (61)
   Other, net ..........................................................         1       1
                                                                             -----   -----
      Net cash used in financing activities ............................       (49)   (184)
                                                                             -----   -----
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ...................       (11)     11
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD .......................        25      40
                                                                             -----   -----
CASH AND CASH EQUIVALENTS AT END OF PERIOD .............................     $  14   $  51
                                                                             =====   =====
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash Payments:
   Interest, net of capitalized interest ...............................     $ 263   $ 194
   Income taxes ........................................................        93     210

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

     CenterPoint Energy was a registered public utility holding company under the Public Utility Holding Company Act of 1935, as amended (1935 Act). The Energy Policy Act of 2005 (Energy Act) repealed the 1935 Act effective February 8, 2006, and since that date CenterPoint Energy and its subsidiaries have no longer been subject to restrictions imposed under the 1935 Act. The Energy Act includes a new Public Utility Holding Company Act of 2005 (PUHCA 2005) which grants to the Federal Energy Regulatory Commission (FERC) authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. On December 8, 2005, the FERC issued rules implementing PUHCA 2005. Pursuant to those rules, on June 14, 2006, CenterPoint Energy filed with the FERC the required notification of its status as a public utility holding company. On October 19, 2006, the FERC adopted additional rules regarding maintenance of books and records by utility holding companies and additional reporting and accounting requirements for centralized service companies that make allocations to public utilities regulated by the FERC under the Federal Power Act. Although CenterPoint Energy provides services to its subsidiaries through a service company, its service company is not subject to the service company rules.

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

(2) NEW ACCOUNTING PRONOUNCEMENTS

     In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require, or permit, assets or liabilities to be measured at fair value. The statement does not expand the use of fair value accounting in any new circumstances and is effective for the Company for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. The Company does not expect the adoption of this statement to have a material impact on its financial condition or results of operations.

     In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - An Amendment of FASB Statements No. 87, 88, 106 and 132(R)" (SFAS No. 158). SFAS No. 158 requires the Company, as the sponsor of a single employer defined benefit plan, to (a) recognize on its Balance Sheets as an asset a plan's over-funded status or as a liability such plan's under-funded status, (b) measure a plan's assets and obligations that determine its funded status as of the end of the Company's fiscal year and (c) recognize changes in the funded status of a plan in the year in which the changes occur through adjustments to other comprehensive income. SFAS No. 158 is effective for the Company for the year ended December 31, 2006.

     SFAS No. 158 is expected to require a non-cash charge to the Company's equity to recognize previously unrecognized costs related to its postretirement plan. The amount of the charge is unknown at this time due to possible changes in discount rates and investment returns through year-end. However, if SFAS No. 158 had been adopted as of December 31, 2005, the charge to comprehensive income would have been approximately $44 million (net of tax). The adoption of SFAS No. 158 will not impact the Company's compliance with debt covenants.

     In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company expects to adopt FIN 48 in the first quarter of 2007 and is currently evaluating the impact the adoption will have on the Company's financial position.

(3) REGULATORY MATTERS

(a) Recovery of True-Up Balance.

     In March 2004, the Company filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. The Company and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission's rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from the Company's initial request. The Company and other parties appealed the district court's judgment. Oral argument to the 3rd Court of Appeals in Austin is not expected to occur before late November 2006. No amounts related to the district court's judgment have been recorded in the consolidated financial statements.

     Among the issues raised in the Company's appeal of the True-Up Order is the Texas Utility Commission's reduction of the Company's stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with its former electric generation assets. Such reduction was considered in the Company's recording of an after-tax extraordinary loss of $977 million in the last half of 2004. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. In a recent Private Letter Ruling (PLR) issued to a Texas utility on facts similar to the Company's, the IRS, without referencing its proposed regulations, ruled that a normalization violation would occur if ADITC and EDFIT were required to be returned to customers. The Company intends to seek a PLR asking the IRS whether the Texas Utility Commission's order reducing the Company's stranded cost recovery by $146 million for ADITC and EDFIT would cause a normalization violation. If the Company's PLR determines that such reduction would cause a normalization violation with respect to the ADITC and the Texas Utility Commission's order relating to such reduction is not reversed or otherwise modified, the IRS could require the Company to pay an amount equal to the Company's unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, if a normalization violation with respect to EDFIT is deemed to have occurred and the Texas Utility Commission's order relating to such reduction is not reversed or otherwise modified, the IRS could deny the Company the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. If a normalization violation should ultimately be found to exist, it could have an adverse impact on the Company's results of operations, financial condition and cash flows. However, the Company is vigorously pursuing the appeal of this issue and will seek other relief from the Texas Utility Commission to avoid a normalization violation. The Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation.

     There are two ways for the Company to recover the true-up balance: by issuing transition bonds to securitize the amounts due and/or by implementing a competition transition charge (CTC). Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed in August 2005 by the Travis County District Court, in December 2005, a subsidiary of the Company issued $1.85 billion in transition bonds with interest rates ranging from 4.84 percent to 5.30 percent and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, the Company recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

     In July 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect approximately $596 million over 14 years plus interest at an annual rate of 11.075 percent (CTC Order). The CTC Order authorizes the Company to impose a charge on retail electric providers (REPs) to recover the portion of the true-up balance not covered by the financing order. The CTC Order also allows the Company to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). The Company implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. Effective September 13, 2005, the return on the CTC portion of the true-up balance is included in the Company's tariff-based revenues. During the three and nine months ended September 30, 2006, the Company recognized approximately $14 million and $44 million, respectively, in operating income from the CTC. Additionally, during the three and nine months ended September 30, 2006, the Company recognized approximately $4 million and $10 million, respectively, of the allowed equity return not previously recorded. As of September 30, 2006, the Company had not recorded an allowed equity return of $237 million on its true-up balance because such return is being recognized as it is recovered in the future.

     Certain parties appealed the CTC Order to the 98th District Court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion on the grounds that the Texas Supreme Court had previously invalidated that entire section of the rule. Second, the district court reversed the Texas Utility Commission's ruling that allows the Company to recover through the CTC the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of the Company's electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers who have switched to new on-site generation. The Company and CenterPoint Energy disagree with the district court's conclusions and in May 2006 appealed the judgment to the court of appeals and, if required, plan to seek further review from the Texas Supreme Court. All briefs in the appeal have been filed. The Company has requested oral argument, but no date has been set. Pending completion of judicial review and any action required by the Texas Utility Commission following a remand from the courts, the CTC remains in effect. The 11.075 percent interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the new rule discussed below. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on the Company's or CenterPoint Energy's financial condition, results of operations or cash flows.

     In June 2006, the Texas Utility Commission adopted the revised rule governing the carrying charges on unrecovered true-up balances as recommended by its staff (Staff). The rule, which applies to the Company, reduces carrying costs on the unrecovered CTC balance prospectively from 11.075 percent to a weighted average cost of capital of 8.06 percent. The annualized impact on operating income is approximately $18 million per year for the first year with lesser impacts in subsequent years. On July 17, 2006, the Company made a compliance filing necessary to implement the rule changes effective August 1, 2006 per the settlement agreement discussed in Note 3(d) below.

(b) Final Fuel Reconciliation.

     The results of the Texas Utility Commission's final decision related to the Company's final fuel reconciliation are a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. The Company has fully reserved for the disallowance and related interest accrual. A judgment was entered by a Travis County court in May 2005 affirming the Texas Utility Commission's decision. The Company filed an appeal to the 3rd Court of Appeals in Austin in June 2005, and in April 2006, the 3rd Court of Appeals issued a judgment affirming the Texas Utility Commission's decision. The Company filed an appeal with the Texas Supreme Court in August 2006, and in October 2006, the Texas Supreme Court requested that the Texas Utility Commission and the City of Houston file written responses to the Company's petition for review. The Texas Supreme Court may grant or deny the petition for review. If the petition is denied, the Court of Appeals' judgment would become final. If the petition is granted, the Texas Supreme Court would address the merits of the Company's appeal. There is no deadline for the Texas Supreme Court's decisions.

(c) Remand of 2001 Unbundled Cost of Service (UCOS) Order.

     The 3rd Court of Appeals in Austin remanded to the Texas Utility Commission an issue that was decided by the Texas Utility Commission in the Company's 2001 UCOS proceeding. In its remand order, the court ruled that the Texas Utility Commission had failed to adequately explain its basis for its determination of certain projected transmission capital expenditures. The Court of Appeals ordered the Texas Utility Commission to reconsider that determination on the basis of the record that existed at the time of the Texas Utility Commission's original order. In April 2006, the Texas Utility Commission opined orally that the rate base should be reduced by $57 million and instructed its Staff to quantify the effect on the Company's rates. In the settlement of the Company's rate proceeding described in Note 3(d) below, the parties to the remand proceeding agreed to settle all issues that could be raised in the remand. Under the terms of that settlement, the Company implemented riders to its tariff rates under which it will provide rate credits to retail and wholesale customers for a total of approximately $8 million per year until a total of $32 million has been credited to customers under those tariff riders. Those riders became effective October 10, 2006. The Company reduced revenues and established a corresponding regulatory liability for $32 million in the second quarter of 2006 to reflect this obligation.

(d) Rate Case.

     In October 2005, the Texas Utility Commission Staff filed a memorandum summarizing its review of the Earnings Reports filed by electric utilities for the calendar year ended December 31, 2004. Based on its review, the Staff concluded that continuation of the Company's rates could result in excess retail transmission and distribution revenues and excess wholesale transmission revenues and recommended that the Texas Utility Commission initiate a review of the reasonableness of existing rates.

     In December 2005, the Texas Utility Commission agreed to order a rate proceeding concerning the reasonableness of the Company's existing rates for transmission and distribution service and required the Company to make a filing by April 15, 2006 to justify or change those rates. In April 2006, the Company filed cost data and other information that supported the current rates.

     In July, 2006, the Company entered into a settlement agreement with the parties to the proceeding that resolved the issues raised in this matter. The Company filed a Stipulation and Agreement (the Agreement) with the Texas Utility Commission in August 2006 to seek approval of that settlement agreement. On September 5, 2006, the Texas Utility Commission issued its final order approving the Agreement. Revised base rates and other revised tariffs became effective as of October 10, 2006.

     Under the terms of the Agreement, the Company's base rate revenues will be reduced by a net of approximately $58 million per year. Also, the Company will increase its energy efficiency expenditures by an additional $10 million per year over the $13 million included in existing rates. The expenditures will be made to benefit both residential and commercial customers. The Company also will fund $10 million per year for programs providing financial assistance to qualified low-income customers in its service territory.

     The Agreement provides for a rate freeze until June 30, 2010 under which the Company will not seek to increase its base rates and the other parties will not petition to decrease those rates. The rate freeze is subject to adjustments for changes related to certain transmission costs, implementation of the Texas Utility Commission's recently-adopted change to its CTC rule and certain other changes. The rate freeze does not apply to changes required to reflect the result of currently pending appeals of the True-Up Order, the pending appeal of the Texas Utility Commission's order regarding the Company's final fuel reconciliation, the appeal of the order implementing the Company's CTC or the implementation of transition charges associated with current and future securitizations. In addition, the Company is not required to file annual earnings reports for the calendar years 2006 through 2008, but is required to file an earnings report for 2009 no later than March 1, 2010. The Company must make a new base rate filing not later than June 30, 2010, based on a test year ended December 31, 2009, unless the Texas Utility Commission staff and certain cities with original jurisdiction notify the Company that such a filing is unnecessary.

     The Agreement will permit the Company to amortize its expenditures of approximately $28 million related to Hurricane Rita over a seven-year period and to amortize regulatory expenses of approximately $7 million over a four-year period, both beginning in October 2006. Pursuant to the Agreement, the Texas Utility Commission determined that franchise fees payable by the Company under new franchise agreements with the City of Houston and certain other municipalities in the Company's service area are deemed reasonable and necessary, along with the revised base rates.

     The Agreement also resolves all issues that could be raised in the Texas Utility Commission's proceeding to review its decision in the Company's 2001 UCOS case. See Note 3(c) above.

(4) LONG-TERM DEBT

     In March 2006, the Company replaced its $200 million five-year revolving credit facility with a $300 million five-year revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 45 basis points based on the Company's current credit ratings, as compared to LIBOR plus 75 basis points for borrowings under the facility it replaced. The facility contains covenants, including a debt (excluding transition bonds) to total capitalization covenant of 65%.

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

     As of September 30, 2006, the Company had no borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility. The Company was in compliance with all covenants as of September 30, 2006.

     The Company has $151 million of first mortgage bonds and $527 million of general mortgage bonds that it has issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(5) RELATED PARTY TRANSACTIONS AND MAJOR CUSTOMERS

     Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint

Energy's revolving credit facility or the sale of commercial paper. As of December 31, 2005 and September 30, 2006, the Company had borrowings from the money pool of $68 million and $18 million, respectively.

     For the three months ended September 30, 2005 and 2006, the Company had net interest income related to affiliate borrowings of $11 million and $13 million, respectively, and $29 million and $36 million for the nine months ended September 30, 2005 and 2006, respectively.

     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on assets, operating expenses and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $30 million and $26 million for the three-month periods ended September 30, 2005 and 2006, respectively, and $84 million for each of the nine-month periods ended September 30, 2005 and 2006, and are included primarily in operation and maintenance expenses.

     Major Customers. During the three months ended September 30, 2005 and 2006, revenues derived from energy delivery charges provided by the Company to subsidiaries of Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI) totaled $249 million and $225 million, respectively, and $615 million and $569 million during the nine months ended September 30, 2005 and 2006, respectively.

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

     On August 12, 2005, RRI reached a settlement with the FERC enforcement staff, the states of California, Washington and Oregon, California's three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the three states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC, by the California Public Utilities Commission, and by the courts in which the electricity class action cases are pending. Two parties have appealed the courts' approval of the settlement to the California Court of Appeals. A party in the FERC proceedings filed a motion for rehearing of the FERC's order approving the settlement, which the FERC denied on May 30, 2006. That party has filed for review of the FERC's orders in the Ninth Circuit Court of Appeals. CenterPoint Energy is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when CenterPoint Energy was an affiliate of RRI. The terms of the settlement do not require payment by CenterPoint Energy.

     Other Class Action Lawsuits. In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits were dismissed without prejudice. In the remaining lawsuit, CenterPoint Energy and certain current and former members of its benefits committee are defendants. That lawsuit alleged that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974 by permitting the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint sought monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution. In January 2006, the federal district judge granted a motion for summary judgment filed by CenterPoint Energy and the individual defendants. The plaintiffs appealed the ruling to the Fifth Circuit Court of Appeals. CenterPoint Energy believes that this lawsuit is without merit and will continue to vigorously defend the case. However, the ultimate outcome of this matter cannot be predicted at this time.

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

TAX CONTINGENCIES

     The Company has established reserves for certain tax items, primarily certain items related to employee benefits. The total amount reserved for these tax items was approximately $12 million and $13 million as of December 31, 2005 and September 30, 2006, respectively.

(7) EMPLOYEE BENEFIT PLANS

     The Company's employees participate in CenterPoint Energy's postretirement benefits plan. The Company's net periodic cost includes the following components relating to postretirement benefits:

                                           THREE MONTHS ENDED   NINE MONTHS ENDED
                                              SEPTEMBER 30,        SEPTEMBER 30,
                                           ------------------   ----------------
                                              2005   2006          2005   2006
                                              ----   ----          ----   ----
                                                        (IN MILLIONS)
Service cost ...........................      $--    $--           $--    $ 1
Interest cost ..........................        4      4            13     12
Expected return on plan assets .........       (3)    (2)           (8)    (8)
Amortization of transition obligation ..        2      1             5      4
                                              ---    ---           ---    ---
   Net periodic cost ...................      $ 3    $ 3           $10    $ 9
                                              ===    ===           ===    ===

     The Company expects to contribute approximately $10 million to CenterPoint Energy's postretirement benefits plan in 2006, of which $7 million had been contributed as of September 30, 2006.

ITEM 2. MANAGEMENT'S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q.

     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) and Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and
Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2005 and the three and nine months ended September 30, 2006. Reference is made to "Management's Narrative Analysis of Results of Operations" in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2005 (CenterPoint Houston Form 10-K).

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

     The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2005 and 2006, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

                                                          THREE MONTHS ENDED        NINE MONTHS ENDED
                                                            SEPTEMBER 30,             SEPTEMBER 30,
                                                       -----------------------   -----------------------
                                                          2005          2006        2005         2006
                                                       ----------   ----------   ----------   ----------
                                                              (IN MILLIONS, EXCEPT CUSTOMER DATA)
Revenues:
   Electric transmission and distribution utility ..   $      453   $      453   $    1,164   $    1,170
   Transition bond companies .......................           31           80           79          204
                                                       ----------   ----------   ----------   ----------
      Total revenues ...............................          484          533        1,243        1,374
                                                       ----------   ----------   ----------   ----------
Expenses:
   Operation and maintenance .......................          155          155          446          436
   Depreciation and amortization ...................           69           58          197          182
   Taxes other than income taxes ...................           55           53          163          168
   Transition bond companies .......................           22           48           52          108
                                                       ----------   ----------   ----------   ----------
      Total expenses ...............................          301          314          858          894
                                                       ----------   ----------   ----------   ----------
Operating income ...................................          183          219          385          480
                                                       ----------   ----------   ----------   ----------
Interest and other finance charges .................          (87)         (59)        (257)        (181)
Return on true-up balance ..........................           35           --          104           --
Other income, net ..................................           13           16           36           48
                                                       ----------   ----------   ----------   ----------
Income before income taxes and extraordinary item ..          144          176          268          347
Income tax expense .................................          (49)         (57)         (90)        (114)
                                                       ----------   ----------   ----------   ----------
Income before extraordinary item ...................           95          119          178          233
Extraordinary item, net of tax .....................           --           --           30           --
                                                       ----------   ----------   ----------   ----------
Net income .........................................   $       95   $      119   $      208   $      233
                                                       ==========   ==========   ==========   ==========
Actual gigawatt-hours (GWh) delivered:
   Residential .....................................        8,871        8,523       19,607       19,317
   Total ...........................................       22,351       22,830       57,134       59,239
Average number of metered customers:
   Residential .....................................    1,690,819    1,740,079    1,675,904    1,729,348
   Total ...........................................    1,921,594    1,976,559    1,904,235    1,964,189

THREE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2005

     We reported operating income of $219 million for the three months ended September 30, 2006, consisting of $187 million for the regulated electric transmission and distribution utility (TDU) (including $14 million for the CTC) and $32 million related to the transition bonds. For the three months ended September 30, 2005, operating income totaled $183 million, consisting of $174 million for the TDU (including $2 million for the CTC) and $9 million related to the transition bonds. Revenues for the TDU continue to benefit from solid customer growth, with nearly 49,000 metered customers added since September 2005 ($10 million), higher transmission cost recovery ($3 million) and recovery of our 2004 true-up balance ($2 million). Houston experienced normal weather during the third quarter of 2006, which created an unfavorable weather variance ($14 million) when compared to the abnormally warm weather in 2005, that substantially offset the increases in revenues discussed above. Operation and maintenance expense remained flat primarily due to higher tree trimming expenses ($3 million) and higher transmission costs ($3 million) offset by lower employee benefit expenses ($4 million) and decreased corporate support services ($4 million). Depreciation and amortization expense decreased ($11 million) primarily as a result of amortization of regulatory liabilities related to the 2004 true-up balance ($13 million), partially offset by an increase in depreciation expense due to higher plant balances ($3 million).

NINE MONTHS ENDED SEPTEMBER 30, 2006 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2005

     We reported operating income of $480 million for the nine months ended September 30, 2006, consisting of $384 million for the TDU (including $44 million for the CTC) and $96 million related to the transition bonds. For the nine months ended September 30, 2005, operating income totaled $385 million, consisting of $358 million for the TDU (including $2 million for the CTC) and $27 million related to the transition bonds. Revenues for the TDU increased due to continued customer growth, with nearly 49,000 metered customers added since September 2005 ($28 million), recovery of our 2004 true-up balance ($28 million) and higher transmission recovery ($8 million), partially offset by the unfavorable weather discussed above and decreased usage ($28 million) and the impact related to the resolution of the 2001 UCOS order ($32 million). Operation and maintenance expense decreased primarily due to a gain on the sale of land in 2006 ($14 million) and lower employee benefit and payroll-related expenses ($6 million), which was partially offset by higher transmission costs ($8 million) and severance costs associated with staff reductions ($4 million). Depreciation and amortization expense decreased ($15 million) primarily as a result of amortization of regulatory liabilities related to the 2004 true-up balance ($26 million), partially offset by an increase in depreciation expense due to higher plant balances ($8 million). Additionally, taxes other than income taxes increased primarily due to higher franchise fees ($13 million) partially offset by decreased property and state franchise tax ($6 million).

OTHER INCOME (EXPENSE)

     Interest expense, excluding transition bond-related interest expense, decreased $51 million and $147 million for the three months and nine months ended September 30, 2006, respectively, due to reduced borrowing costs and borrowing levels. Additionally, other income related to the return on the true-up balance decreased $35 million and $104 million for the three months and nine months ended September 30, 2006, respectively, as the return on the true-up balance was discontinued in September 2005 and December 2005 due to the implementation of the CTC and the sale of transition bonds, respectively.

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

                   CERTAIN FACTORS AFFECTING FUTURE EARNINGS

     For information on other developments, factors and trends that may have an impact on our future earnings, please read Note 3(d) to the Interim Condensed Financial Statements for a discussion of CenterPoint Houston's rate case settlement, "Risk Factors" in Item 1A of Part I and "Management's Narrative Analysis of Results of Operations -- Certain Factors Affecting Future Earnings" in Item 7 of Part II of the CenterPoint Houston Form 10-K.

                         LIQUIDITY AND CAPITAL RESOURCES

     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining three months of 2006 include approximately $90 million of capital expenditures.

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

     Credit Facilities. In March 2006, we replaced our $200 million five-year revolving credit facility with a $300 million five-year revolving credit facility. The facility has a first drawn cost of London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings, as compared to LIBOR plus 75 basis points for borrowings under the facility it replaced. The facility contains covenants, including a debt (excluding transition bonds) to total capitalization covenant of 65%.

     Under the credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. We are currently in compliance with the various business and financial covenants contained in our credit facility. As of October 31, 2006, we had no borrowings and approximately $4 million of outstanding letters of credit under the credit facility.

     Temporary Investments. As of October 31, 2006, we had external temporary investments of $50 million.

     Money Pool. We participate in a "money pool" through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy's revolving credit facility or the sale of commercial paper. At October 31, 2006, we had no borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

     Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by wholly owned subsidiaries. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company) and CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), as of October 31, 2006. Amounts are expressed in millions.

                                                 TRANSITION
YEAR       THIRD-PARTY   AFFILIATE   SUB-TOTAL      BONDS      TOTAL
----       -----------   ---------   ---------   ----------   ------
2007 ...      $   --        $ --       $   --      $  147     $  147
2008 ...          --          --           --         159        159
2009 ...          --          --           --         175        175
2010 ...          --          --           --         190        190
2011 ...          --          --           --         207        207
2012 ...          46          --           46         227        273
2013 ...         450          --          450         245        695
2014 ...         300          --          300         147        447
2015 ...          --         151          151         158        309
2016 ...          --          --           --         169        169
2017 ...         127          --          127         181        308
2018 ...          --          --           --         194        194
2019 ...          --          --           --         208        208
2021 ...         102          --          102          --        102
2023 ...         200          --          200          --        200
2027 ...          56          --           56          --         56
2033 ...         312          --          312          --        312
              ------        ----       ------      ------     ------
Total ..      $1,593        $151       $1,744      $2,407     $4,151
              ======        ====       ======      ======     ======

     As of October 31, 2006, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

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
                                 ======               ====                  ====           ======

     The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2006. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

     The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

                   FIRST           GENERAL
   YEAR       MORTGAGE BONDS   MORTGAGE BONDS   TOTAL
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
                   ====             ====         ====

     At October 31, 2006, Bond Company had $575 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the 1999 Texas Electric Choice Plan (Texas electric restructuring law). At October 31, 2006, Bond Company II had $1.83 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. The transition bonds are secured by "transition property," as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and, in an intercreditor agreement among us, the bond companies and other parties.

     Impact on Liquidity of a Downgrade in Credit Ratings. As of October 31, 2006, Moody's Investors Service, Inc. (Moody's), Standard & Poor's Ratings Services, a division of The McGraw-Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

                                   MOODY'S                  S&P                   FITCH
                             -------------------   --------------------   --------------------
        INSTRUMENT           RATING   OUTLOOK(1)   RATING   OUTLOOK (2)   RATING   OUTLOOK (3)
--------------------------   ------   ----------   ------   -----------   ------   -----------
Senior Secured Debt (First
   Mortgage Bonds)........    Baa2      Stable       BBB       Stable       A-        Stable

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

     Cross Defaults. Under CenterPoint Energy's revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy's senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of October 31, 2006, CenterPoint Energy had issued six series of senior notes aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

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

     - restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

     - various other risks identified in "Risk Factors" in Item 1A of Part I of the CenterPoint Houston Form 10-K.

     Certain Contractual Limits on Ability to Issue Securities and Pay Dividends. Our credit facility limits our debt (excluding transition bonds) as a percentage of our total capitalization to 65 percent. Additionally, in connection with the issuance of a certain series of general mortgage bonds, we agreed not to issue, subject to certain exceptions, additional first mortgage bonds.

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

ACCOUNTING FOR RATE REGULATION

     Statement of Financial Accounting Standards (SFAS) No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71 which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our former electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $308 million of recoverable electric generation-related regulatory assets as of September 30, 2006. These costs are recoverable under the provisions of the Texas electric restructuring law. Based on our analysis of the final order issued by the Texas Utility Commission, we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write-down our electric generation-related regulatory assets to their realizable value, which is reflected as an extraordinary loss in the Condensed Statements of Consolidated Income. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. The Company and other parties appealed the district court's judgment. Oral argument to the 3rd Court of Appeals in Austin is not expected to occur before late November 2006. No amounts related to the district court's judgment have been recorded in the consolidated financial statements. For additional information relating to regulatory proceedings, see Note 3 to our Interim Condensed Financial Statements.

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

     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 2%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At September 30, 2006, our estimated cost of retiring these assets was approximately $13 million.

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

ITEM 4. CONTROLS AND PROCEDURES

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2006 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 5. OTHER INFORMATION

     Our ratio of earnings to fixed charges for the nine months ended September 30, 2005 and 2006 was 2.14 and 2.85, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

      3.2        Limited Liability     CenterPoint                     1-3187                3(c)
                 Company Regulations   Houston's Form 8-K
                 of CenterPoint        dated August 31,
                 Energy Houston        2002 filed with
                 Electric              the SEC on
                                       September 3, 2002

      4.1        $300,000,000 Credit   CenterPoint                     1-3187                4.2
                 Agreement dated as    Houston's Form 8-K
                 of March 31, 2006     dated March 31,
                 among CenterPoint     2006
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

Date: November 7, 2006

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

      3.2        Limited Liability     CenterPoint                     1-3187                3(c)
                 Company Regulations   Houston's Form 8-K
                 of CenterPoint        dated August 31,
                 Energy Houston        2002 filed with
                 Electric              the SEC on
                                       September 3, 2002

      4.1        $300,000,000 Credit   CenterPoint                     1-3187                4.2
                 Agreement dated as    Houston's Form 8-K
                 of March 31, 2006     dated March 31,
                 among CenterPoint     2006
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