Form 10-Q
period 2007-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2007-05-09
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM                      TO                     .

Commission file number 1-3187
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Exact name of registrant as specified in its charter)

Texas	22-3865106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1111 Louisiana
Houston, Texas 77002	(713) 207-1111
(Address and zip code of principal executive offices)	(Registrant’s telephone number, including area code)

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of May 1, 2007, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2007
 i

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
     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•	the timing and amount of our recovery of the true-up components, including, in particular, the results of appeals to the courts of determinations on rulings obtained to date;

•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	changes in interest rates or rates of inflation;

•	weather variations and other natural phenomena;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (RRI);

•	the ability of RRI to satisfy its obligations to us, including indemnity obligations;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc.’s employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.
 ii

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.
 iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2007
Revenues	$385	$406

Expenses:
Operation and maintenance	135	155
Depreciation and amortization	84	90
Taxes other than income taxes	56	57

Total	275	302

Operating Income	110	104

Other Income (Expense):
Interest and other finance charges	(28)	(28)
Interest on transition bonds	(33)	(31)
Other, net	15	17

Total	(46)	(42)

Income Before Income Taxes	64	62
Income tax expense	(21)	(21)

Net Income	$43	$41

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	March 31,
	2006	2007
Current Assets:
Cash and cash equivalents	$122	$48
Accounts and notes receivable, net	165	165
Accounts and notes receivable – affiliated companies	49	40
Accrued unbilled revenues	95	90
Materials and supplies	63	59
Taxes receivable	34	—
Other	69	67

Total current assets	597	469

Property, Plant and Equipment:
Property, plant and equipment	6,823	6,882
Less accumulated depreciation and amortization	(2,566)	(2,585)

Property, plant and equipment, net	4,257	4,297

Other Assets:
Regulatory assets	2,820	2,782
Notes receivable — affiliated companies	750	750
Other	39	44

Total other assets	3,609	3,576

Total Assets	$8,463	$8,342

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND MEMBER’S EQUITY

	December 31,	March 31,
	2006	2007
Current Liabilities:
Current portion of transition bond long-term debt	$147	$152
Accounts payable	72	43
Accounts and notes payable — affiliated companies	141	171
Taxes accrued	105	67
Interest accrued	85	36
Other	67	68
Total current liabilities	617	537

Other Liabilities:
Accumulated deferred income taxes, net	1,341	1,261
Unamortized investment tax credits	35	33
Benefit obligations	197	196
Regulatory liabilities	336	344
Notes payable — affiliated companies	151	151
Other	53	119

Total other liabilities	2,113	2,104

Long-term Debt:
Transition bonds	2,260	2,183
Other	1,591	1,592

Total long-term debt	3,851	3,775

Commitments and Contingencies (Note 7)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,712	1,712
Retained earnings	170	214

Total member’s equity	1,882	1,926

Total Liabilities and Member’s Equity	$8,463	$8,342

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Cash Flows from Operating Activities:
Net income	$43	$41
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	90
Amortization of deferred financing costs	3	3
Deferred income taxes	(11)	(13)
Investment tax credits	(2)	(2)
Changes in other assets and liabilities:
Accounts and notes receivable, net	32	5
Accounts receivable/payable, affiliates	(20)	5
Inventory	5	4
Accounts payable	(9)	(24)
Taxes receivable	—	34
Interest and taxes accrued	(28)	(87)
Net regulatory assets and liabilities	3	14
Other current assets	1	(3)
Other current liabilities	5	1
Other assets	(11)	(2)
Other liabilities	2	1
Other, net	(1)	1

Net cash provided by operating activities	96	68

Cash Flows from Investing Activities:
Capital expenditures	(92)	(115)
Decrease (increase) in restricted cash of transition bond companies	(7)	5
Other, net	4	6

Net cash used in investing activities	(95)	(104)

Cash Flows from Financing Activities:
Payments of long-term debt	(18)	(72)
Increase in short-term notes with affiliates, net	80	34
Dividend to parent	(61)	—

Net cash provided by (used in) financing activities	1	(38)

Net Increase (Decrease) in Cash and Cash Equivalents	2	(74)
Cash and Cash Equivalents at Beginning of Period	40	122

Cash and Cash Equivalents at End of Period	$42	$48

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$65	$108
Income taxes (refunds), net	59	(20)
See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2006 (CenterPoint Houston Form 10-K).
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
     The Company’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in the Company’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of businesses, assets and other interests.
(2) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position if it is considered “more likely than not”, as defined in Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies”, of being sustained on audit based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The cumulative effect of adopting FIN 48 as of January 1, 2007 was an approximately $3 million credit to retained earnings. The Company recognizes interest and penalties as a component of income taxes.
     The implementation of FIN 48 also impacted other balance sheet accounts. The balance sheet as of January 1, 2007, upon adoption, would have reflected approximately $70 million of total unrecognized tax benefits in “Other Liabilities.” This amount includes $56 million reclassified from accumulated deferred income taxes to the liability for uncertain tax positions. The remaining $14 million represents amounts previously accrued for uncertain tax positions that, if recognized, would reduce the effective income tax rate. In addition to these amounts, the Company, at January 1, 2007, accrued approximately $3 million for the payment of interest for these uncertain tax positions. The amount of unrecognized tax benefits was not materially different as of March 31, 2007.
     CenterPoint Energy’s consolidated federal income tax returns have been settled through the 1996 tax year.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosure about the information used to measure fair value. The statement applies whenever other statements require or permit assets or liabilities to be measured at fair value. The statement does not expand the use of fair value accounting in any new circumstances and is effective for the Company for the year ended December 31, 2008 and for interim periods included in that year, with early adoption encouraged. The Company is currently evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the effect of adoption of this new standard on its financial position, results of operations and cash flows.
(3) Employee Benefit Plans
     The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2006	2007
	(in millions)
Interest cost Service cost	$4	$4
Expected return on plan assets	(3)	(3)
Amortization of transition obligation	2	2

Net periodic cost	$3	$3

     The Company expects to contribute approximately $10 million to its postretirement benefits plan in 2007, of which $2 million had been contributed as of March 31, 2007.
(4) Regulatory Matters
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
     Among the issues raised in the Company’s appeal of the True-Up Order is the Texas Utility Commission’s reduction of the Company’s stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with its former electric generation assets. Such reduction was considered in the Company’s recording of an after-tax extraordinary loss of $977 million in the last half of 2004. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. In a May 2006 Private Letter Ruling (PLR) issued to a Texas utility on facts similar to the Company’s, the IRS, without referencing its proposed regulations, ruled that a normalization violation would occur if ADITC and EDFIT were required to be returned to customers. The Company has requested a PLR asking the IRS whether the Texas Utility Commission’s order reducing the Company’s stranded cost recovery by $146 million for ADITC and EDFIT would cause a normalization violation. If the IRS determines that such reduction would cause a normalization violation with respect to the ADITC and the Texas Utility Commission’s order relating to such reduction is not reversed or otherwise modified, the IRS could require CenterPoint Energy to pay an amount equal to the Company’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, if a normalization violation with respect to EDFIT is deemed to have occurred and the Texas Utility Commission’s order relating to such reduction is not reversed or otherwise modified, the IRS could deny the Company the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. If a normalization violation should ultimately be found to exist, it could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. However, the Company and CenterPoint Energy are vigorously pursuing the appeal of this issue and will seek other relief from the Texas Utility Commission to avoid a normalization violation. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue.
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
     In June 2006, the Texas Utility Commission adopted the revised rule governing the carrying charges on unrecovered true-up balances as recommended by its staff (Staff). The rule, which applies to the Company, reduced the allowed interest rate on the unrecovered CTC balance prospectively from 11.075 percent to a weighted average cost of capital of 8.06 percent. The annualized impact on operating income is a reduction of approximately $18 million per year for the first year with lesser impacts in subsequent years. In July 2006, the Company made a compliance filing necessary to implement the rule changes effective August 1, 2006 per the settlement agreement entered into in connection with the Company’s rate proceeding.
     During the three months ended March 31, 2006 and 2007, the Company recognized approximately $16 million and $11 million, respectively, in operating income from the CTC. Additionally, during the three months ended March 31, 2006 and 2007, the Company recognized approximately $2 million and $3 million, respectively, of the allowed equity return not previously recorded. As of March 31, 2007, the Company had not recorded an allowed equity return of $231 million on its true-up balance because such return will be recognized as it is recovered in rates.
(b) Final Fuel Reconciliation
     The results of the Texas Utility Commission’s final decision related to the Company’s final fuel reconciliation were a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. The Company has fully reserved for the disallowance and related interest accrual. A judgment was entered by a Travis County district court in May 2005 affirming the Texas Utility Commission’s decision. The Company filed an appeal to the Texas 3rd Court of Appeals in June 2005, but in April 2006, that court issued a judgment affirming the Texas Utility Commission’s decision. The Company filed an appeal with the Texas Supreme Court in August 2006, but in February 2007, the Company made a filing with the Texas Supreme Court indicating that the parties had reached a tentative settlement of the appeal and requesting the Texas Supreme Court to abate the appeal in order to allow the Texas Utility Commission to review the settlement. The Texas Supreme Court granted the abatement of the appeal, and the Company has filed the settlement agreement with the Texas Utility Commission, which has established a procedural schedule for interventions, any requests for a hearing and submissions of a proposed order. If the Texas Utility Commission does not approve the agreement or modifies the agreement in a manner unacceptable to the Company, the Company would be entitled to ask the Texas Supreme Court to reinstate the appeal. If the Texas Utility Commission approves the agreement, the parties will request the Texas Supreme Court to set aside the lower court decisions and remand the case for entry of an order approving that settlement. As of March 31, 2007, the Company has not recorded any amounts related to this pending settlement.
(c) Refund of Environmental Retrofit Costs
     The True-Up Order allowed recovery of approximately $699 million of environmental retrofit costs related to the Company’s generation assets. The sale of the Company’s interest in its generation assets was completed in early 2005. The True-Up Order required the Company to provide evidence by January 31, 2007 that the entire $699 million was actually spent by December 31, 2006 on environmental programs. The Texas Utility Commission will determine the appropriate manner to return to customers any unused portion of these funds, including interest on the funds and on stranded costs attributable to the environmental costs portion of the stranded costs recovery. In January 2007, the Company was notified by the successor in interest to the Company’s generation assets that, as of December 31, 2006, it had only spent approximately $664 million. On January 31, 2007, the Company made the required filing with the Texas Utility Commission, identifying approximately $35 million in unspent funds to be refunded to customers along with approximately $7 million of interest and requesting permission to refund these amounts through a reduction to the CTC. Such amounts were recorded as regulatory liabilities as of December 31, 2006. Certain parties have requested a hearing in this docket, and the Texas Utility Commission has requested briefing on whether the $699 million included amounts spent by the successor in interest to CenterPoint Energy’s generating assets after CenterPoint Energy sold its interest in those assets. At this time, the Company cannot predict whether the Texas Utility Commission will approve the Company’s request.
(5) Related Party Transactions and Major Customers
     Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. The Company had borrowings from the money pool of $117 million and $151 million at December 31, 2006 and March 31, 2007, respectively.
     At December 31, 2006 and March 31, 2007, the Company had a $750 million note receivable from its parent.
     For the three months ended March 31, 2006 and 2007, the Company had net interest income related to affiliate borrowings of $11 million and $12 million, respectively.
     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $30 million and $28 million for the three months ended March 31, 2006 and 2007, respectively, and are included primarily in operation and maintenance expenses.
     Major Customers. During the three months ended March 31, 2006 and 2007, revenues derived from energy delivery charges provided by the Company to subsidiaries of Reliant Energy, Inc. (RRI) totaled $162 million and $149 million, respectively.
(6) Long-Term Debt
     As of March 31, 2007, the Company had no borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility. The Company was in compliance with all covenants as of March 31, 2007.
     The Company has $151 million of first mortgage bonds and $527 million of general mortgage bonds that it has issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.
(7) Commitments and Contingencies
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
     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in federal court in Wisconsin and Nevada and in state court in California, Missouri and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit and attorneys’ fees. CenterPoint Energy’s former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally.

     CenterPoint Energy and/or Reliant Energy have been named in approximately 35 of these lawsuits, which were instituted between 2001 and 2007 and are pending in California state court in San Diego County, in Nevada state court in Clark County, in Missouri state court in Buchanan County, in federal district court in Wisconsin and Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.
     To date, several of the electricity complaints have been dismissed, and several of the dismissals have been affirmed by appellate courts. Others have been resolved by the settlement described in the following paragraph. Six of the gas complaints have also been dismissed based on defendants’ claims of federal preemption and the filed rate doctrine, and these dismissals either have been appealed or are expected to be appealed. In June 2005, a San Diego state court refused to dismiss other gas complaints on the same basis. In October 2006, RRI reached a tentative settlement of the 12 class action natural gas cases pending in state court in California. This settlement remains subject to final court approval. The other gas cases remain in the early procedural stages.
     In August 2005, RRI reached a settlement with the Federal Energy Regulatory Commission (FERC) enforcement staff, the states of California, Washington and Oregon, California’s three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the three states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC, by the California Public Utilities Commission, and by the courts in which the electricity class action cases are pending. Two parties have appealed the courts’ approval of the settlement to the California Court of Appeals. A party in the FERC proceedings filed a motion for rehearing of the FERC’s order approving the settlement, which the FERC denied on May 30, 2006. That party has filed for review of the FERC’s orders in the Ninth Circuit Court of Appeals. CenterPoint Energy is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when CenterPoint Energy was an affiliate of RRI. The terms of the settlement do not require payment by CenterPoint Energy.
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

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q.
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2006 and the three months ended March 31, 2007. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 (CenterPoint Houston Form 10-K).
CONSOLIDATED RESULTS OF OPERATIONS
     Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the CenterPoint Houston Form 10-K.
     The following table sets forth our consolidated results of operations for the three months ended March 31, 2006 and 2007, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2006	2007
	(in millions)
Revenues:
Electric transmission and distribution utility	$331	$347
Transition bond companies	54	59

Total revenues	385	406

Expenses:
Operation and maintenance, excluding transition bond companies	134	154
Depreciation and amortization, excluding transition bond companies	63	63
Taxes other than income taxes	56	57
Transition bond companies	22	28

Total expenses	275	302

Operating income	110	104
Interest and other finance charges	(28)	(28)
Interest on transition bonds	(33)	(31)
Other income, net	15	17

Income before income taxes	64	62
Income tax expense	(21)	(21)

Net income	$43	$41

	Three Months Ended March 31,
	2006	2007
Throughput (in gigawatt-hours (GWh)):
Residential	3,986	4,658
Total	15,987	16,660

Average number of metered customers:
Residential	1,717,836	1,752,264
Total	1,950,829	1,989,744
Three months ended March 31, 2007 compared to three months ended March 31, 2006
     We reported operating income of $104 million for the three months ended March 31, 2007, consisting of $73 million for the regulated electric transmission and distribution utility (TDU) (including $11 million for the competition transition charge (CTC)) and $31 million related to the transition bonds. For the three months ended March 31, 2006, operating income totaled $110 million, consisting of $78 million for the TDU (including $16 million for the CTC) and $32 million related to the transition bonds. Revenues for the TDU increased due to higher usage primarily from favorable weather ($22 million), customer growth, with nearly 39,000 metered customers added since March 31, 2006 ($4 million), higher transmission revenues ($4 million) and revised charges for discretionary services ($3 million). This was partially offset by the impact of the rate reduction resulting from the 2006 rate settlement that was implemented October 2006 ($11 million) and lower CTC return resulting from the reduction in our allowed rate of return ($5 million). Operation and maintenance expense increased primarily due to a gain on the sale of property in 2006 ($14 million), higher transmission costs ($7 million), and increased low income expenses largely due to the 2006 rate settlement ($3 million), partially offset by lower corporate support services costs ($4 million) primarily due to staff reductions in 2006.
CERTAIN FACTORS AFFECTING FUTURE EARNINGS
     For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of the CenterPoint Houston Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining nine months of 2007 include approximately $300 million of capital expenditures and $75 million of scheduled payments on transition bonds.
     We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for the remaining nine months of 2007. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.
     Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.
     Credit Facility. As of May 1, 2007, we had no borrowings and approximately $4 million of outstanding letters of credit under our $300 million credit facility. Under our credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to London Interbank Offered Rate fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary. We are currently in compliance with the various business and financial covenants contained in our credit facility.

     Temporary Investments. As of March 31, 2007 and May 1, 2007, we had no external temporary investments.
     Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At May 1, 2007, we had borrowings from the money pool aggregating $160 million. The money pool may not provide sufficient funds to meet our cash needs.
     Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by wholly owned subsidiaries. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company) and CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), as of May 1, 2007. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition Bonds	Total
2007	$—	$—	$—	$75	$75
2008	—	—	—	159	159
2009	—	—	—	175	175
2010	—	—	—	190	190
2011	—	—	—	207	207
2012	46	—	46	227	273
2013	450	—	450	245	695
2014	300	—	300	147	447
2015	—	151	151	158	309
2016	—	—	—	169	169
2017	127	—	127	181	308
2018	—	—	—	194	194
2019	—	—	—	208	208
2021	102	—	102	—	102
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312

Total	$1,593	$151	$1,744	$2,335	$4,079

     As of May 1, 2007, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

		Issued as	Issued as Collateral
	Issued Directly	Collateral for the	for CenterPoint
	to Third Parties	Company’s Debt	Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,262	229	527	2,018

Total	$1,364	$229	$678	$2,271

     The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2007. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

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

     At March 31, 2007, Bond Company had $554 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. At March 31, 2007, Bond Company II had $1.78 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.
     Impact on Liquidity of a Downgrade in Credit Ratings. As of March 31, 2007, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt (First Mortgage Bonds)	Baa2	Stable	BBB	Positive	A-	Stable

(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.
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

     Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of May 1, 2007, CenterPoint Energy had six series of senior notes outstanding aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.
     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:
•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations as our principal customers and in respect of RRI’s indemnity obligations to us;

•	the outcome of litigation brought by and against us;

•	contributions to benefit plans;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of the CenterPoint Houston Form 10-K.
     Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our credit facility limits our debt (excluding transition bonds) as a percentage of our total capitalization to 65 percent. Additionally, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.
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

Accounting for Rate Regulation
     Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our former electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $292 million of recoverable electric generation-related regulatory assets as of March 31, 2007. These costs are recoverable under the provisions of the 1999 Texas Electric Choice Plan. Based on our analysis of the final order issued by the Public Utility Commission of Texas (Texas Utility Commission), we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. We and other parties appealed the district court judgment. Oral arguments before the Texas 3rd Court of Appeals were held in January 2007, but a decision is not expected for several months. No amounts related to the district court’s judgment have been recorded in our consolidated financial statements.
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
     We estimate the fair value of asset retirement obligations by calculating the discounted cash flows that are dependent upon the following components:
•	Inflation adjustment — The estimated cash flows are adjusted for inflation estimates for labor, equipment, materials, and other disposal costs;

•	Discount rate — The estimated cash flows include contingency factors that were used as a proxy for the market risk premium; and

•	Third-party markup adjustments — Internal labor costs included in the cash flow calculation were adjusted for costs that a third party would incur in performing the tasks necessary to retire the asset.
     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 2%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At March 31, 2007, our estimated cost of retiring these assets was approximately $19 million.
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
NEW ACCOUNTING PRONOUNCEMENTS
     See Note 2 to our Interim Condensed Financial Statements for a discussion of new accounting pronouncements that affect us.
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 7 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of the CenterPoint Houston Form 10-K.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in the CenterPoint Houston Form 10-K.

Item 5. Other Information
     Our ratio of earnings to fixed charges for the three months ended March 31, 2006 and 2007 was 2.02 and 1.97, respectively. We do not believe that the ratios for these three-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.
Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(b)

3.2	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(c)

4.1	$300,000,000 Credit Agreement dated as of March 31, 2006 among CenterPoint Houston, as Borrower, and the Initial Lenders named therein, as Initial Lenders	CenterPoint Houston’s Form 8-K dated March 31, 2006	1-3187	4.2

+12	Computation of Ratios of Earnings to Fixed Charges

+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	Section 1350 Certification of David M. McClanahan

+32.2	Section 1350 Certification of Gary L. Whitlock

+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: May 9, 2007

EXHIBIT INDEX
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(b)

3.2	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(c)

4.1	$300,000,000 Credit Agreement dated as of March 31, 2006 among CenterPoint Houston, as Borrower, and the Initial Lenders named therein, as Initial Lenders	CenterPoint Houston’s Form 8-K dated March 31, 2006	1-3187	4.2

+12	Computation of Ratios of Earnings to Fixed Charges

+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	Section 1350 Certification of David M. McClanahan

+32.2	Section 1350 Certification of Gary L. Whitlock

+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”