Form 10-Q
period 2007-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2007-08-08
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     As of July 31, 2007, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2007

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
     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•	the timing and amount of our recovery of the true-up components, including, in particular, the results of appeals to the courts of determinations on rulings obtained to date;

•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	changes in interest rates or rates of inflation;

•	weather variations and other natural phenomena;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (RRI);

•	the ability of RRI and its subsidiaries to satisfy their other obligations to us, including indemnity obligations;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc.’s employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2006, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

ii

     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
Revenues	$456	$465	$841	$871

Expenses:
Operation and maintenance	147	150	282	305
Depreciation and amortization	99	102	183	192
Taxes other than income taxes	59	56	115	113

Total	305	308	580	610

Operating Income	151	157	261	261

Other Income (Expense):
Interest and other finance charges	(28)	(26)	(56)	(54)
Interest on transition bonds	(33)	(32)	(66)	(63)
Other, net	17	17	32	34

Total	(44)	(41)	(90)	(83)

Income Before Income Taxes	107	116	171	178
Income tax expense	(36)	(39)	(57)	(60)

Net Income	$71	$77	$114	$118

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	June 30,
	2006	2007
Current Assets:
Cash and cash equivalents	$122	$108
Accounts and notes receivable, net	165	184
Accounts and notes receivable – affiliated companies	49	54
Accrued unbilled revenues	95	122
Materials and supplies	63	59
Taxes receivable	34	20
Other	69	66

Total current assets	597	613

Property, Plant and Equipment:
Property, plant and equipment	6,823	6,949
Less accumulated depreciation and amortization	(2,566)	(2,605)

Property, plant and equipment, net	4,257	4,344

Other Assets:
Regulatory assets	2,820	2,747
Notes receivable — affiliated companies	750	750
Other	39	47

Total other assets	3,609	3,544

Total Assets	$8,463	$8,501

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND MEMBER’S EQUITY

	December 31,	June 30,
	2006	2007
Current Liabilities:
Current portion of transition bond long-term debt	$147	$152
Accounts payable	72	44
Accounts and notes payable — affiliated companies	141	189
Taxes accrued	105	62
Interest accrued	85	91
Other	67	66

Total current liabilities	617	604

Other Liabilities:
Accumulated deferred income taxes, net	1,341	1,269
Unamortized investment tax credits	35	31
Benefit obligations	197	195
Regulatory liabilities	336	350
Notes payable — affiliated companies	151	151
Other	53	123

Total other liabilities	2,113	2,119

Long-term Debt:
Transition bonds	2,260	2,183
Other	1,591	1,592

Total long-term debt	3,851	3,775

Commitments and Contingencies (Note 7)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,712	1,712
Retained earnings	170	291

Total member’s equity	1,882	2,003

Total Liabilities and Member’s Equity	$8,463	$8,501

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$114	$118
Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
Depreciation and amortization	183	192
Amortization of deferred financing costs	6	6
Deferred income taxes	(50)	(4)
Investment tax credits	(4)	(4)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(40)	(46)
Accounts receivable/payable, affiliates	(40)	(11)
Inventory	4	4
Accounts payable	(6)	(23)
Taxes receivable	—	14
Interest and taxes accrued	58	(37)
Net regulatory assets and liabilities	41	15
Other current assets	3	2
Other current liabilities	4	(1)
Other assets	7	(1)
Other liabilities	4	3
Other, net	—	1

Net cash provided by operating activities	284	228

Cash Flows from Investing Activities:
Capital expenditures	(198)	(226)
Decrease (increase) in restricted cash of transition bond companies	(6)	1
Other, net	(2)	1

Net cash used in investing activities	(206)	(224)

Cash Flows from Financing Activities:
Payments of long-term debt	(19)	(72)
Increase in notes payable to affiliates	64	54
Dividend to parent	(61)	—
Other, net	1	—

Net cash used in financing activities	(15)	(18)

Net Increase (Decrease) in Cash and Cash Equivalents	63	(14)
Cash and Cash Equivalents at Beginning of Period	40	122

Cash and Cash Equivalents at End of Period	$103	$108

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$70	$117
Income taxes	129	52
See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2006.
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
(2) New Accounting Pronouncements
     In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertain income tax positions and requires the Company to recognize management’s best estimate of the impact of a tax position if it is considered “more likely than not,” as defined in Statement of Financial Accounting Standards (SFAS) No. 5, “Accounting for Contingencies,” of being sustained on audit based solely on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The cumulative effect of adopting FIN 48 as of January 1, 2007 was an approximately $3 million credit to retained earnings. The Company recognizes interest and penalties as a component of income taxes.
     The implementation of FIN 48 also impacted other balance sheet accounts. The balance sheet as of January 1, 2007, upon adoption, would have reflected approximately $70 million of total unrecognized tax benefits in “Other Liabilities.” This amount includes $56 million reclassified from accumulated deferred income taxes to the liability for uncertain tax positions. The remaining $14 million represents amounts accrued for uncertain tax positions that, if recognized, would reduce the effective income tax rate. In addition to these amounts, the Company, at January 1, 2007, accrued approximately $3 million for the payment of interest for these uncertain tax positions.
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
(3) Employee Benefit Plans
     The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in millions)
Service cost	$1	$—	$1	$—
Interest cost	4	4	8	8
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of transition obligation	1	2	3	4

Net periodic cost	$3	$3	$6	$6

     The Company expects to contribute approximately $10 million to its postretirement benefits plan in 2007, of which $5 million had been contributed as of June 30, 2007.
(4) Regulatory Matters
(a) Recovery of True-Up Balance
     In March 2004, the Company filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. The Company and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission’s rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from the Company’s initial request. The Company and other parties appealed the district court’s judgment. Oral arguments before the Texas 3rd Court of Appeals were held in January 2007, but no prediction can be made as to when the court will issue a decision in this matter. No amounts related to the district court’s judgment have been recorded in the Company’s consolidated financial statements.
     Among the issues raised in the Company’s appeal of the True-Up Order is the Texas Utility Commission’s reduction of the Company’s stranded cost recovery by approximately $146 million for the present value of certain deferred tax benefits associated with its former electric generation assets. Such reduction was considered in the Company’s recording of an after-tax extraordinary loss of $977 million in the last half of 2004. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 related to those tax benefits. Those proposed regulations would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, in December 2005, the IRS withdrew those proposed normalization regulations and issued new proposed regulations that do not include the provision allowing a retroactive election to pass the tax benefits back to customers. In a May 2006 Private Letter Ruling (PLR) issued to a Texas utility on facts similar to CenterPoint Energy’s, the IRS, without referencing its proposed regulations, ruled that a normalization violation would occur if ADITC and EDFIT were required to be returned to customers.
     CenterPoint Energy subsequently requested a PLR asking the IRS whether the Texas Utility Commission’s order reducing the Company’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations. On August 2, 2007, CenterPoint Energy received the requested PLR. In that ruling the IRS concluded that such reductions would cause normalization violations with respect to the ADITC and EDFIT. As in the May 2006 PLR issued to the other Texas utility, the IRS did not reference its proposed regulations. If the Texas Utility Commission’s order relating to ADITC reduction is not reversed or otherwise modified, the IRS could require CenterPoint Energy to pay an amount equal to the Company’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny the Company the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. However, the Company and CenterPoint Energy are vigorously pursuing the appeal of this issue and will seek other relief from the Texas Utility Commission to avoid a normalization violation. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue.
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
     Certain parties appealed the CTC Order to a district court in Travis County, Texas. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion on the grounds that the Texas Supreme Court had previously invalidated that entire section of the rule. Second, the district court reversed the Texas Utility Commission’s ruling that allows the Company to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of the Company’s electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and the Company disagree with the district court’s conclusions and, in May 2006, appealed the judgment to the Texas 3rd Court of Appeals, and if required, plan to seek further review from the Texas Supreme Court. All briefs in the appeal have been filed. Oral arguments were held in December 2006. Pending completion of judicial review and any action required by the Texas Utility Commission following a remand from the courts, the CTC remains in effect. The 11.075 percent interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the new rule discussed below. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.
     In June 2006, the Texas Utility Commission adopted a revised rule governing the carrying charges on unrecovered true-up balances as recommended by its staff (Staff). The rule, which applies to the Company, reduced the allowed interest rate on the unrecovered CTC balance prospectively from 11.075 percent to a weighted average cost of capital of 8.06 percent. The annualized impact on operating income is a reduction of approximately

$18 million per year for the first year with lesser impacts in subsequent years. In July 2006, the Company made a compliance filing necessary to implement the rule changes effective August 1, 2006 per the settlement agreement entered into in connection with the Company’s rate proceeding.
     During the three months ended June 30, 2006 and 2007, the Company recognized approximately $15 million and $10 million, respectively, in operating income from the CTC. During the six months ended June 30, 2006 and 2007, the Company recognized approximately $31 million and $21 million, respectively, in operating income from the CTC. Additionally, during each of the three months ended June 30, 2006 and 2007, the Company recognized approximately $3 million of the allowed equity return not previously recorded. During the six months ended June 30, 2006 and 2007, the Company recognized approximately $5 million and $6 million, respectively, of the allowed equity return not previously recorded. As of June 30, 2007, the Company had not recorded an allowed equity return of $228 million on its true-up balance because such return will be recognized as it is recovered in rates.
     In June 2007, the Texas legislature amended certain statutes authorizing amounts that can be securitized by utilities. On June 28, 2007, the Company filed a request with the Texas Utility Commission for a financing order that would allow the securitization of more than $500 million, representing the remaining balance of the CTC, as well as the fuel reconciliation settlement amount discussed below. The request also included provisions for deduction of the environmental refund if that is the method selected for refund and provisions for settlement of any issues associated with the True-Up Order pending in the courts that might be resolved prior to issuance of the bonds. The Company has reached substantial agreement with other parties to this proceeding which, if approved by the Texas Utility Commission, would result in a financing order that would authorize issuance of transition bonds by a new special purpose subsidiary of the Company. Assuming that order is issued, the Company expects to issue bonds prior to the end of 2007.
(b) Final Fuel Reconciliation
     The results of the Texas Utility Commission’s final decision related to the Company’s final fuel reconciliation were a component of the True-Up Order. The Company has appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. The Company has fully reserved for the disallowance and related interest accrual. A judgment was entered by a Travis County district court in May 2005 affirming the Texas Utility Commission’s decision. The Company filed an appeal to the Texas 3rd Court of Appeals in June 2005, but in April 2006, that court issued a judgment affirming the Texas Utility Commission’s decision. The Company filed an appeal with the Texas Supreme Court in August 2006, but in February 2007, the Company asked the Texas Supreme Court to hold that appeal in abeyance pending consideration by the Texas Utility Commission of a tentative settlement reached by the parties. The Texas Supreme Court granted the abatement of the appeal, and in June 2007 the Texas Utility Commission approved that settlement. Following a request by the Company and the other parties to the appeal, the Texas Supreme Court vacated the lower court decisions and remanded the case to the Texas Utility Commission. The Texas Utility Commission is expected to issue a final order consistent with the terms of the approved settlement agreement. The settlement allows the Company recovery of $12.5 million plus interest from January 2002. As a result of the settlement, the Company recorded a regulatory asset of $17 million in the second quarter of 2007.
(c) Refund of Environmental Retrofit Costs
     The True-Up Order allowed recovery of approximately $699 million of environmental retrofit costs related to the Company’s generation assets. The sale of the Company’s interest in its generation assets was completed in early 2005. The True-Up Order required the Company to provide evidence by January 31, 2007 that the entire $699 million was actually spent by December 31, 2006 on environmental programs. The Texas Utility Commission will determine the appropriate manner to return to customers any unused portion of these funds, including interest on the funds. In January 2007, CenterPoint Energy was notified by the successor in interest to the Company’s generation assets that, as of December 31, 2006, it had only spent approximately $664 million. On January 31, 2007, the Company made the required filing with the Texas Utility Commission, identifying approximately $35 million in unspent funds to be refunded to customers along with approximately $7 million of interest and requesting permission to refund these amounts through a reduction of the CTC. Such amounts were recorded as regulatory liabilities as of December 31, 2006. Certain parties have requested a hearing and the Texas Utility Commission has requested briefing on certain issues. In May 2007, all parties in the proceeding filed a letter with the Texas Utility Commission stipulating that the total amount of the refund, including all principal and interest, was $45 million as of

May 31, 2007, and that interest will continue to accrue after May 31, 2007 on any unrefunded balance at a rate of 5.4519% per year. In July 2007, the Company, the Staff and the other parties filed a settlement agreement incorporating the May 2007 letter agreement and agreeing that the refund should be used to offset the principal amount proposed in the Company’s application to securitize the CTC and other amounts. At this time, no party remaining in the proceeding is contesting the settlement, and the Company expects an order consistent with the terms of the settlement agreement to be presented to the Texas Utility Commission for approval in August or September 2007. As of June 30, 2007, the Company has recorded a regulatory liability of $45 million related to this matter.
(5) Related Party Transactions and Major Customers
     Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. The Company had borrowings from the money pool of $117 million and $171 million at December 31, 2006 and June 30, 2007, respectively.
     At December 31, 2006 and June 30, 2007, the Company had a $750 million note receivable from its parent.
     For the three months ended June 30, 2006 and 2007, the Company had net interest income related to affiliate borrowings of $12 million and $11 million, respectively, and $23 million for each of the six month periods ended June 30, 2006 and 2007.
     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes to be reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $28 million and $22 million for the three months ended June 30, 2006 and 2007, respectively, and $58 million and $50 million for the six months ended June 30, 2006 and 2007, respectively, and are included primarily in operation and maintenance expenses.
     Major Customers. During the three months ended June 30, 2006 and 2007, revenues derived from energy delivery charges provided by the Company to subsidiaries of Reliant Energy, Inc. (RRI) totaled $182 million and $151 million, respectively, and $344 and $300 million during the six months ended June 30, 2006 and 2007, respectively.
(6) Long-Term Debt
     In June 2007, the Company entered into an amended and restated bank credit facility. The Company’s amended credit facility is a $300 million five-year senior unsecured revolving credit facility. The facility’s first drawn cost remains at the London Interbank Offered Rate (LIBOR) plus 45 basis points based on the Company’s current credit ratings. Under the credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the Company’s credit rating. As of June 30, 2007, the Company had no borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility. The Company was in compliance with all covenants as of June 30, 2007.
     The Company has $151 million of first mortgage bonds and $527 million of general mortgage bonds that it has issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(7) Commitments and Contingencies
Legal Matters
RRI Indemnified Litigation
     The Company, CenterPoint Energy or their predecessor, Reliant Energy, and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI, CenterPoint Energy and its subsidiaries, including the Company, are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of the lawsuits described below under “Electricity and Gas Market Manipulation Cases” and “Other Class Action Lawsuits.” Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits. The ultimate outcome of these matters cannot be predicted at this time.
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
     CenterPoint Energy and/or Reliant Energy have been named in approximately 35 of these lawsuits, which were instituted between 2001 and 2007 and are pending in California state court in San Diego County, in Nevada state court in Clark County, in federal district court in Nevada and before the Ninth Circuit Court of Appeals. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.
     To date, several of the electricity complaints have been dismissed, and several of the dismissals have been affirmed by appellate courts. Others have been resolved by the settlement described in the following paragraph. Four of the gas complaints have also been dismissed based on defendants’ claims of federal preemption and the filed rate doctrine, and these dismissals either have been appealed or are expected to be appealed. In June 2005, a San Diego state court refused to dismiss other gas complaints on the same basis. In October 2006, RRI reached a tentative settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. The other gas cases remain in the early procedural stages.
     In August 2005, RRI reached a settlement with the Federal Energy Regulatory Commission (FERC) enforcement staff, the states of California, Washington and Oregon, California’s three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement also resolves the claims of the three states and the investor-owned utilities related to the 2000-2001 natural gas markets. The settlement has been approved by the FERC, by the California Public Utilities Commission and by the courts in which the electricity class action cases are pending. Two parties have appealed the courts’ approval of the settlement to the California Court of Appeals. A party in the FERC proceedings filed a motion for rehearing of the FERC’s order approving the settlement, which the FERC denied on May 30, 2006. That party has filed for review of the FERC’s orders in the Ninth Circuit Court of Appeals. CenterPoint Energy is not a party to the settlement, but may rely on the settlement as a defense to any claims brought against it related to the time when CenterPoint Energy was an affiliate of RRI. The terms of the settlement do not require payment by CenterPoint Energy.

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

(8) Income Taxes
     The following table summarizes the Company’s liability for uncertain tax positions in accordance with FIN 48 at January 1 and June 30, 2007 (in millions):

	January 1, 2007	June 30, 2007
Liability for uncertain tax positions	$70	$82
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	14	15
Interest accrued on uncertain tax positions	3	5

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q.
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2006 and the three and six months ended June 30, 2007. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 (CenterPoint Houston Form 10-K).
Recent Events
     Refinancing Transaction
     In June 2007, we entered into an amended and restated bank credit facility. Our amended credit facility is a $300 million five-year senior unsecured revolving credit facility. The facility’s first drawn cost remains at the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings.

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
     The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2006 and 2007, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$386	$395	$717	$742
Transition bond companies	70	70	124	129

Total revenues	456	465	841	871

Expenses:
Operation and maintenance, excluding transition bond companies	147	150	281	304
Depreciation and amortization, excluding transition bond companies	61	61	124	124
Taxes other than income taxes	59	56	115	113
Transition bond companies	38	41	60	69

Total expenses	305	308	580	610

Operating income	151	157	261	261
Interest and other finance charges	(28)	(26)	(56)	(54)
Interest on transition bonds	(33)	(32)	(66)	(63)
Other income, net	17	17	32	34

Income before income taxes	107	116	171	178
Income tax expense	(36)	(39)	(57)	(60)

Net income	$71	$77	$114	$118

Actual gigawatt-hours (GWh) delivered:
Residential	6,808	6,021	10,794	10,679
Total	20,422	19,175	36,409	35,835

Average number of metered customers:
Residential	1,730,130	1,767,749	1,723,983	1,760,006
Total	1,965,180	2,006,840	1,958,005	1,998,291
Three months ended June 30, 2007 compared to three months ended June 30, 2006
     We reported operating income of $157 million for the three months ended June 30, 2007, consisting of $118 million from the regulated electric transmission and distribution utility (TDU), exclusive of an additional $10 million from the competition transition charge (CTC), and $29 million related to transition bond companies. For the three months ended June 30, 2006, operating income totaled $151 million, consisting of $104 million from the TDU, exclusive of an additional $15 million from the CTC, and $32 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with over 43,000 metered customers added since June 30, 2006 ($6 million), increased miscellaneous service charges ($4 million), settlement of the final fuel reconciliation ($4 million) and a one-time settlement in the second quarter of 2006 related to the resolution of the unbundled cost of service (UCOS) order ($32 million). The increases were partially offset by lower usage due primarily to milder weather ($21 million), the rate reduction resulting from the 2006 rate case settlement that was implemented in October 2006 ($8 million), lower CTC return resulting from the August 2006 reduction in our allowed rate of return ($5 million) and lower transmission revenue ($3 million). Operation and maintenance expense increased primarily due to higher transmission costs ($7 million) and increased expenses related to low income programs as required by the 2006 rate case settlement ($3 million), partially offset by settlement of the final fuel reconciliation ($13 million).
Six months ended June 30, 2007 compared to six months ended June 30, 2006
     We reported operating income of $261 million for the six months ended June 30, 2007, consisting of $180 million from the TDU, exclusive of an additional $21 million from the CTC, and $60 million related to transition bond companies. For the six months ended June 30, 2006, operating income also totaled $261 million, consisting of $166 million from the TDU, exclusive of an additional $31 million from the CTC, and $64 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with over 43,000 metered customers added since June 30, 2006 ($10 million), increased miscellaneous service charges ($7 million), settlement of the final fuel reconciliation ($4 million) and a one-time settlement in the second quarter of 2006 related to the resolution of the UCOS order ($32 million). These increases were partially offset by the rate reduction resulting from the 2006 rate case settlement that was implemented in October 2006 ($19 million) and lower CTC return resulting from the August 2006 reduction in our allowed rate of return ($10 million). Operation and maintenance expense increased primarily due to a gain on the sale of property in 2006 ($14 million), higher transmission costs ($14 million), and increased expenses related to low income programs as required by the 2006 rate case settlement ($5 million), partially offset by settlement of the final fuel reconciliation ($13 million).
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
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2007 include approximately $190 million of capital expenditures and $75 million of scheduled payments on transition bonds.
     We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for the remaining six months of 2007. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.
     Securitization Bonds. In June 2007, the Texas legislature amended certain statutes authorizing amounts that can be securitized by utilities. On June 28, 2007, we filed a request with the Texas Utility Commission for a financing order that would allow the securitization of more than $500 million, representing the remaining balance of the CTC, as well as the amount of fuel reconciliation settlement. The request also included provisions for deduction of the environmental refund if that is the method selected for refund and provisions for addressing the settlement of any issues associated with the True-Up Order pending in the courts that might be resolved prior to issuance of the bonds. We have reached substantial agreement with other parties to this proceeding which, if approved by the Texas Utility Commission, would result in a financing order that would authorize issuance of transition bonds by a new special purpose subsidiary of ours. Assuming that order is issued, we expect to issue bonds prior to the end of 2007.
     Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.
     Credit Facility. In June 2007, we entered into an amended and restated bank credit facility. Our amended credit facility is a $300 million five-year senior unsecured revolving credit facility. The facility’ first drawn cost remains at LIBOR plus 45 basis points based on our current credit ratings. The facility contains covenants, including a debt (excluding transition bonds) to total capitalization covenant. As of July 31, 2007, we had no borrowings and approximately $4 million of outstanding letters of credit under our credit facility.

     Under our credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under our credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.
     We are currently in compliance with the various business and financial covenants contained in our credit facility.
     Temporary Investments. As of June 30, 2007, we had no external temporary investments.
     Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At July 31, 2007, we had borrowings from the money pool aggregating $123 million. The money pool may not provide sufficient funds to meet our cash needs.
     Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by wholly owned subsidiaries. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company) and CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), as of July 31, 2007. Amounts are expressed in millions.

				Transition
Year	Third-Party	Affiliate	Sub-Total	Bonds	Total
2007	$—	$—	$—	$75	$75
2008	—	—	—	159	159
2009	—	—	—	175	175
2010	—	—	—	190	190
2011	—	—	—	207	207
2012	46	—	46	227	273
2013	450	—	450	245	695
2014	300	—	300	147	447
2015	—	151	151	158	309
2016	—	—	—	169	169
2017	127	—	127	181	308
2018	—	—	—	194	194
2019	—	—	—	208	208
2021	102	—	102	—	102
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312

Total	$1,593	$151	$1,744	$2,335	$4,079

     As of July 31, 2007, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

		Issued as	Issued as Collateral
	Issued Directly	Collateral for the	for CenterPoint
	to Third Parties	Company’s Debt	Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,262	229	527	2,018

Total	$1,364	$229	$678	$2,271

     The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2007. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.
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

     At June 30, 2007, Bond Company had $554 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. At June 30, 2007, Bond Company II had $1.78 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.
     Impact on Liquidity of a Downgrade in Credit Ratings. As of July 31, 2007, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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
     Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of June 30, 2007, CenterPoint Energy had six series of senior notes outstanding aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.
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
Accounting for Rate Regulation
     Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our former electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $300 million of recoverable electric generation-related regulatory assets as of June 30, 2007. These costs are recoverable under the provisions of the 1999 Texas Electric Choice Plan. Based on our analysis of the final order issued by the Public Utility Commission of Texas (Texas Utility Commission), we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. We and other parties appealed the district court judgment. Oral arguments before the Texas 3rd Court of Appeals were held in January 2007, but no prediction can be made as to when the court will issue a decision in this matter. No amounts related to the district court’s judgment have been recorded in our consolidated financial statements.
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
     We estimate the fair value of asset retirement obligations by calculating the discounted cash flows which are dependent upon the following components:
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
     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 2%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At June 30, 2007, our estimated cost of retiring these assets was approximately $19 million.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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

Item 5. Other Information
     Our ratio of earnings to fixed charges for the six months ended June 30, 2006 and 2007 was 2.36 and 2.41, respectively. We do not believe that the ratios for these six-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.
Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(b)

3.2	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(c)

+4.1	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein

+12	Computation of Ratios of Earnings to Fixed Charges

+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	Section 1350 Certification of David M. McClanahan

+32.2	Section 1350 Certification of Gary L. Whitlock

+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: August 8, 2007

Exhibit Index
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(b)

3.2	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(c)

+4.1	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein

+12	Computation of Ratios of Earnings to Fixed Charges

+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	Section 1350 Certification of David M. McClanahan

+32.2	Section 1350 Certification of Gary L. Whitlock

+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”