Form 10-Q
period 2007-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2007-11-07
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007
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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
     As of October 31, 2007, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2007

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

ii

time to time with the Securities and Exchange Commission.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Revenues	$533	$528	$1,374	$1,399

Expenses:
Operation and maintenance	157	164	439	469

Depreciation and amortization	104	110	287	302
Taxes other than income taxes	53	58	168	171

Total	314	332	894	942

Operating Income	219	196	480	457

Other Income (Expense):
Interest and other finance charges	(27)	(27)	(83)	(81)
Interest on transition bonds	(32)	(30)	(98)	(93)
Other, net	16	17	48	51

Total	(43)	(40)	(133)	(123)

Income Before Income Taxes	176	156	347	334
Income tax expense	(57)	(51)	(114)	(111)

Net Income	$119	$105	$233	$223

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	September 30,
	2006	2007
Current Assets:
Cash and cash equivalents	$122	$51
Accounts and notes receivable, net	165	206
Accounts and notes receivable — affiliated companies	49	8
Accrued unbilled revenues	95	125
Materials and supplies	63	64
Taxes receivable	34	—
Other	69	63

Total current assets	597	517

Property, Plant and Equipment:
Property, plant and equipment	6,823	6,968
Less accumulated depreciation and amortization	(2,566)	(2,608)

Property, plant and equipment, net	4,257	4,360

Other Assets:
Regulatory assets	2,820	2,683
Notes receivable — affiliated companies	750	750
Other	39	31

Total other assets	3,609	3,464

Total Assets	$8,463	$8,341

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND MEMBER’S EQUITY

	December 31,	September 30,
	2006	2007
Current Liabilities:
Current portion of transition bond long-term debt	$147	$159
Accounts payable	72	46
Accounts and notes payable — affiliated companies	141	40
Taxes accrued	105	102
Interest accrued	85	27
Other	67	75

Total current liabilities	617	449

Other Liabilities:
Accumulated deferred income taxes, net	1,341	1,232
Unamortized investment tax credits	35	30
Benefit obligations	197	193
Regulatory liabilities	336	351
Notes payable — affiliated companies	151	151
Other	53	134

Total other liabilities	2,113	2,091

Long-term Debt:
Transition bonds	2,260	2,101
Other	1,591	1,591

Total long-term debt	3,851	3,692

Commitments and Contingencies (Note 7)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,712	1,712
Retained earnings	170	397

Total member’s equity	1,882	2,109

Total Liabilities and Member’s Equity	$8,463	$8,341

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$233	$223
Adjustments to reconcile income before extraordinary item to net cash provided by operating activities:
Depreciation and amortization	287	302
Amortization of deferred financing costs	9	8
Deferred income taxes	(66)	(29)
Investment tax credits	(5)	(5)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(36)	(71)
Accounts receivable/payable, affiliates	(2)	35
Inventory	1	(1)
Accounts payable	(10)	(20)
Taxes receivable	—	34
Interest and taxes accrued	(5)	(61)
Net regulatory assets and liabilities	56	33
Other current assets	(6)	6
Other current liabilities	6	8
Other assets	10	(1)
Other liabilities	4	—
Other, net	1	—

Net cash provided by operating activities	477	461

Cash Flows from Investing Activities:
Capital expenditures	(288)	(310)
Increase in restricted cash of transition bond companies	(5)	—
Other, net	11	19

Net cash used in investing activities	(282)	(291)

Cash Flows from Financing Activities:
Payments of long-term debt	(74)	(147)
Increase in notes payable to affiliates	(50)	(95)
Dividend to parent	(61)	—
Other, net	1	1

Net cash used in financing activities	(184)	(241)

Net Increase (Decrease) in Cash and Cash Equivalents	11	(71)
Cash and Cash Equivalents at Beginning of Period	40	122

Cash and Cash Equivalents at End of Period	$51	$51

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$194	$219
Income taxes	210	87
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
     The implementation of FIN 48 also affected other balance sheet accounts. The balance sheet as of January 1, 2007, upon adoption, would have reflected approximately $70 million of total unrecognized tax benefits in “Other Liabilities.” This amount includes $56 million reclassified from accumulated deferred income taxes to the liability for uncertain tax positions. The remaining $14 million represents amounts accrued for uncertain tax positions that, if recognized, would reduce the effective income tax rate. In addition to these amounts, the Company, at January 1, 2007, accrued approximately $3 million for the payment of interest for these uncertain tax positions.
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
(3) Employee Benefit Plans
     The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
		(in millions)
Service cost	$—	$1	$1	$1
Interest cost	4	5	12	13
Expected return on plan assets	(2)	(2)	(8)	(8)
Amortization of transition obligation	1	—	4	4

Net periodic cost	$3	$4	$9	$10

     The Company expects to contribute approximately $10 million to its postretirement benefits plan in 2007, of which $7 million had been contributed as of September 30, 2007.
(4) Regulatory Matters
(a) Recovery of True-Up Balance
     In March 2004, the Company filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and providing for adjustment of the amount to be recovered to include interest on the balance until recovery, the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other matters. The Company and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, the court issued its final judgment on the various appeals. In its judgment, the court affirmed most aspects of the True-Up Order, but reversed two of the Texas Utility Commission’s rulings. The judgment would have the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from the Company’s initial request. The Company and other parties appealed the district court’s judgment. Oral arguments before the Texas Third Court of Appeals were held in January 2007, but no prediction can be made as to when the court will issue a decision in this matter. No amounts related to the district court’s judgment have been recorded in the Company’s consolidated financial statements.
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
     CenterPoint Energy subsequently requested a Private Letter Ruling (PLR) asking the IRS whether the Texas Utility Commission’s order reducing the Company’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations. On August 2, 2007, CenterPoint Energy received the requested PLR. In that ruling the IRS concluded that such reductions would cause normalization violations with respect to the ADITC and EDFIT. As in a similar PLR issued in May 2006 to another Texas utility, the IRS did not reference its proposed regulations. If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified, the IRS could require CenterPoint Energy to pay an amount equal to the Company’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny the Company the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on the Company’s results of operations, financial condition and cash flows. However, the Company and CenterPoint Energy are vigorously pursuing the appeal of this issue and will seek other relief from the Texas Utility Commission to avoid a normalization violation. In September 2007, the Texas Utility Commission requested the Texas Third Court of Appeals to remand the normalization issue to the Texas Utility Commission in light of the position taken by the IRS in the PLR. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue.
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
     Certain parties appealed the CTC Order to a district court in Travis County, Texas. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion on the grounds that the Texas Supreme Court had previously invalidated that entire section of the rule. Second, the district court reversed the Texas Utility Commission’s ruling that allows the Company to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of the Company’s electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and the Company disagree with the district court’s conclusions and, in May 2006, appealed the judgment to the Texas Third Court of Appeals, and if required, plan to seek further review from the Texas Supreme Court. All briefs in the appeal have been filed. Oral arguments were held in December 2006. Pending completion of judicial review and any action required by the Texas Utility Commission following a remand from the courts, the CTC remains in effect. The 11.075 percent interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the new rule discussed below. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on the Company’s financial condition, results of operations or cash flows.

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
     During the three months ended September 30, 2006 and 2007, the Company recognized approximately $14 million and $11 million, respectively, in operating income from the CTC. During the nine months ended September 30, 2006 and 2007, the Company recognized approximately $44 million and $32 million, respectively, in operating income from the CTC. Additionally, during each of the three months ended September 30, 2006 and 2007, the Company recognized approximately $5 million of the allowed equity return not previously recorded. During the nine months ended September 30, 2006 and 2007, the Company recognized approximately $10 million and $11 million, respectively, of the allowed equity return not previously recorded. As of September 30, 2007, the Company had not recorded an allowed equity return of $223 million on its true-up balance because such return will be recognized as it is recovered in rates.
     During the 2007 legislative session, the Texas legislature amended certain statutes authorizing amounts that can be securitized by utilities. In June 2007, the Company filed a request with the Texas Utility Commission for a financing order that would allow the securitization of more than $500 million, representing the remaining balance of the CTC, as well as the fuel reconciliation settlement amount discussed below. The request also included provisions for deduction of the environmental refund and provisions for settlement of any issues associated with the True-Up Order pending in the courts that might be resolved prior to issuance of the bonds. The Company reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. The financing order allows for the netting of the fuel reconciliation settlement amount against the environmental refund. The financing order authorizes issuance of approximately $511 million of transition bonds by a new special purpose subsidiary of the Company.
(b) Final Fuel Reconciliation
     The results of the Texas Utility Commission’s final decision related to the Company’s final fuel reconciliation were a component of the True-Up Order. The Company appealed certain portions of the True-Up Order involving a disallowance of approximately $67 million relating to the final fuel reconciliation in 2003 plus interest of $10 million. A judgment was entered by a Travis County district court in May 2005 affirming the Texas Utility Commission’s decision. The Company filed an appeal to the Texas Third Court of Appeals in June 2005, but in April 2006, that court issued a judgment affirming the Texas Utility Commission’s decision. The Company filed an appeal with the Texas Supreme Court in August 2006, but in February 2007, the Company asked the Texas Supreme Court to hold that appeal in abeyance pending consideration by the Texas Utility Commission of a tentative settlement reached by the parties. The Texas Supreme Court granted the abatement of the appeal, and in June 2007 the Texas Utility Commission approved that settlement. The settlement allows the Company recovery of $12.5 million plus interest from January 2002. As a result of the settlement, the Company recorded a regulatory asset of $17 million in the second quarter of 2007. Following a request by the Company and the other parties to the appeal, the Texas Supreme Court vacated the lower court decisions and remanded the case to the Texas Utility Commission. In October 2007, the Texas Utility Commission issued a final order consistent with the terms of the approved settlement agreement.
(c) Refund of Environmental Retrofit Costs
     The True-Up Order allowed recovery of approximately $699 million of environmental retrofit costs related to the Company’s generation assets. The sale of the Company’s interest in its generation assets was completed in early 2005. The True-Up Order required the Company to provide evidence by January 31, 2007 that the entire $699 million was actually spent by December 31, 2006 on environmental programs. In January 2007, CenterPoint Energy was notified by the successor in interest to the Company’s generation assets that, as of December 31, 2006, it had only spent approximately $664 million. On January 31, 2007, the Company made the required filing with the Texas Utility Commission, identifying approximately $35 million in unspent funds to be refunded to customers along with approximately $7 million of interest and requesting permission to refund these amounts through a reduction of the CTC. Such amounts were recorded as regulatory liabilities as of December 31, 2006. In May 2007, all parties in the proceeding filed a letter with the Texas Utility Commission stipulating that the total amount of the refund, including all principal and interest, was $45 million as of May 31, 2007, and that interest would continue to accrue after May 31, 2007 on any unrefunded balance at a rate of 5.4519% per year. In July 2007, the Company, the Staff and the other parties filed a settlement agreement incorporating the May 2007 letter agreement and agreeing that the refund should be used to offset the principal amount proposed in the Company’s application to securitize the CTC and other amounts. In August 2007, the Texas Utility Commission issued a final order consistent with the terms of the approved settlement agreement. As of September 30, 2007, the Company has recorded a regulatory liability of $46 million related to this matter.
(5) Related Party Transactions and Major Customers
     Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. The Company had borrowings from the money pool of $117 million and $22 million at December 31, 2006 and September 30, 2007, respectively.
     At December 31, 2006 and September 30, 2007, the Company had a $750 million note receivable from its parent.
     The Company had net interest income related to affiliate borrowings of $13 million for each of the three-month periods ended September 30, 2006 and 2007 and $36 million for each of the nine-month periods ended September 30, 2006 and 2007.
     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes to be reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $26 million and $25 million for the three months ended September 30, 2006 and 2007, respectively, and $84 million and $75 million for the nine months ended September 30, 2006 and 2007, respectively, and are included primarily in operation and maintenance expenses.
     Major Customers. During the three months ended September 30, 2006 and 2007, revenues derived from energy delivery charges provided by the Company to subsidiaries of Reliant Energy, Inc. (RRI) totaled $225 million and $196 million, respectively, and $569 million and $496 million during the nine months ended September 30, 2006 and 2007, respectively.
(6) Long-Term Debt
     In June 2007, the Company entered into an amended and restated bank credit facility. The Company’s amended credit facility is a $300 million five-year senior unsecured revolving credit facility. The facility’s first drawn cost remains at the London Interbank Offered Rate (LIBOR) plus 45 basis points based on the Company’s current credit ratings. Under the credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the Company’s credit rating. As of September 30, 2007, the Company had no borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility. The Company was in compliance with all covenants as of September 30, 2007.
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
     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in federal court in Wisconsin, Missouri and Nevada and in state court in California and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit and attorneys’ fees. CenterPoint Energy’s former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally.
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
     To date, several of the electricity complaints have been dismissed, and several of the dismissals have been affirmed by appellate courts. Others have been resolved by the settlement described in the following paragraph. Three of the gas complaints were dismissed based on defendants’ claims of the filed rate doctrine, but the Ninth Circuit Court of Appeals recently reversed two of those dismissals and remanded the cases back to the district court for further proceedings. In June 2005, a San Diego state court refused to dismiss other gas complaints on the same basis. In October 2006, RRI reached a tentative settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. The other gas cases remain in the early procedural stages.
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

     Other Class Action Lawsuits. In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits were dismissed without prejudice. In the remaining lawsuit, CenterPoint Energy and certain current and former members of its benefits committee are defendants. That lawsuit alleged that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974 by permitting the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint sought monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution. In January 2006, the federal district judge granted a motion for summary judgment filed by CenterPoint Energy and the individual defendants. The plaintiffs appealed the ruling to the Fifth Circuit Court of Appeals, which heard oral arguments from the parties in October 2007. CenterPoint Energy believes that this lawsuit is without merit and will continue to vigorously defend the case. However, the ultimate outcome of this matter cannot be predicted at this time.
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

(8) Income Taxes
     The following table summarizes the Company’s liability for uncertain tax positions in accordance with FIN 48 at January 1 and September 30, 2007 (in millions):

	January 1,	September 30,
	2007	2007
Liability for uncertain tax positions	$70	$88
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	14	16
Interest accrued on uncertain tax positions	3	6

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q.
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2006 and the three and nine months ended September 30, 2007. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2006 (CenterPoint Houston Form 10-K).
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
     The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2006 and 2007, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
	(in millions)
Revenues:
Electric transmission and distribution utility	$453	$445	$1,170	$1,187
Transition bond companies	80	83	204	212

Total revenues	533	528	1,374	1,399

Expenses:
Operation and maintenance, excluding transition bond companies	155	163	436	467
Depreciation and amortization, excluding transition bond companies	58	58	182	182
Taxes other than income taxes	53	58	168	171
Transition bond companies	48	53	108	122

Total expenses	314	332	894	942

Operating income	219	196	480	457
Interest and other finance charges	(27)	(27)	(83)	(81)
Interest on transition bonds	(32)	(30)	(98)	(93)
Other income, net	16	17	48	51

Income before income taxes	176	156	347	334
Income tax expense	(57)	(51)	(114)	(111)

Net income	$119	$105	$233	$223

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2007	2006	2007
Actual gigawatt-hours (GWh) delivered:
Residential	8,523	8,381	19,317	19,060
Total	22,830	22,726	59,239	58,561

Average number of metered customers:
Residential	1,740,079	1,782,281	1,729,348	1,767,431
Total	1,976,559	2,022,448	1,964,189	2,006,344
Three months ended September 30, 2007 compared to three months ended September 30, 2006
     We reported operating income of $196 million for the three months ended September 30, 2007, consisting of $155 million from the regulated electric transmission and distribution utility operations (TDU), $11 million from the competition transition charge (CTC), and $30 million related to transition bond companies. For the three months ended September 30, 2006, operating income totaled $219 million, consisting of $173 million from the TDU, $14 million from the CTC, and $32 million related to transition bond companies. Revenues for the TDU decreased due to lower usage due primarily to milder weather ($7 million), the rate reduction resulting from the 2006 rate case settlement that was implemented in October 2006 ($21 million), and lower CTC return resulting from the August 2006 reduction in our allowed rate of return ($3 million). The decreases were partially offset by higher transmission revenues ($12 million), customer growth, with over 47,000 metered customers added since September 30, 2006 ($9 million) and increased miscellaneous service charges ($3 million). Operation and maintenance expense increased primarily due to higher transmission costs ($5 million) and increased expenses related to low income and energy efficiency programs as required by the 2006 rate case settlement ($2 million).
Nine months ended September 30, 2007 compared to nine months ended September 30, 2006
     We reported operating income of $457 million for the nine months ended September 30, 2007, consisting of $335 million from the TDU, $32 million from the CTC, and $90 million related to transition bond companies. For the nine months ended September 30, 2006, operating income totaled $480 million, consisting of $340 million from the TDU, $44 million from the CTC, and $96 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with over 47,000 metered customers added since September 30, 2006 ($19 million), higher transmission revenues ($13 million), increased miscellaneous service charges ($10 million), settlement of the final fuel reconciliation ($4 million) and a one-time charge in the second quarter of 2006 related to the resolution of the unbundled cost of service order ($32 million). These increases were partially offset by the rate reduction resulting from the 2006 rate case settlement that was implemented in October 2006 ($40 million), lower CTC return resulting from the August 2006 reduction in our allowed rate of return ($12 million) and lower usage due primarily to milder weather ($4 million). Operation and maintenance expense increased primarily due to a gain on the sale of property in 2006 ($13 million), higher transmission costs ($19 million), and increased expenses related to low income and energy efficiency programs as required by the 2006 rate case settlement ($7 million), partially offset by settlement of the final fuel reconciliation ($13 million).
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
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining three months of 2007 include approximately $110 million of capital expenditures.

     We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our cash needs for the remaining three months of 2007. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.
     Securitization Bonds. During the 2007 legislative session, the Texas legislature amended certain statutes authorizing amounts that can be securitized by utilities. In June 2007, we filed a request with the Texas Utility Commission for a financing order that would allow the securitization of more than $500 million, representing the remaining balance of the CTC, as well as the fuel reconciliation settlement amount. The request also included provisions for deduction of the environmental refund and provisions for settlement of any issues associated with the True-Up Order pending in the courts that might be resolved prior to issuance of the bonds. We reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. The financing order allows for the netting of the fuel reconciliation settlement amount against the environmental refund. The financing order authorizes issuance of approximately $511 million of transition bonds by a new special purpose subsidiary of ours.
     Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.
     Credit Facility. In June 2007, we entered into an amended and restated bank credit facility. Our amended credit facility is a $300 million five-year senior unsecured revolving credit facility. The facility’ first drawn cost remains at the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings. The facility contains covenants, including a debt (excluding transition bonds) to total capitalization covenant. As of October 31, 2007, we had no borrowings and approximately $4 million of outstanding letters of credit under our credit facility.
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
     Temporary Investments. As of October 31, 2007, we had no external temporary investments.
     Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At October 31, 2007, we had investments in the money pool aggregating $41 million. The money pool may not provide sufficient funds to meet our cash needs.
     Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition bonds issued by wholly owned subsidiaries. The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company) and CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), as of October 31, 2007. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition Bonds	Total
2008	$—	$—	$—	$159	$159
2009	—	—	—	175	175
2010	—	—	—	190	190
2011	—	—	—	207	207
2012	46	—	46	227	273
2013	450	—	450	245	695
2014	300	—	300	147	447
2015	—	151	151	158	309
2016	—	—	—	169	169
2017	127	—	127	181	308
2018	—	—	—	194	194
2019	—	—	—	208	208
2021	102	—	102	—	102
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312

Total	$1,593	$151	$1,744	$2,260	$4,004

     As of October 31, 2007, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

		Issued as	Issued as Collateral
	Issued Directly	Collateral for the	for CenterPoint
	to Third Parties	Company’s Debt	Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,262	229	527	2,018

Total	$1,364	$229	$678	$2,271

     The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2007. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.
     The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

		General
Year	First Mortgage Bonds	Mortgage Bonds	Total
2011	$—	$19	$19
2015	151	—	151
2018	—	50	50
2019	—	200	200
2020	—	90	90
2026	—	100	100
2028	—	68	68

Total	$151	$527	$678

     At September 30, 2007, Bond Company had $515 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas electric restructuring law. At September 30, 2007, Bond Company II had $1.75 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.
     Impact on Liquidity of a Downgrade in Credit Ratings. As of October 31, 2007, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
Senior Secured Debt (First Mortgage Bonds)	Baa2	Stable	BBB	Positive	A-	Stable

(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.
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
     Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of September 30, 2007, CenterPoint Energy had six series of senior notes outstanding aggregating $1.4 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.
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
Accounting for Rate Regulation
     Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply SFAS No. 71, which results in our accounting for the regulatory effects of recovery of stranded costs and other regulatory assets resulting from the unbundling of the transmission and distribution business from our former electric generation operations in our consolidated financial statements. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers. Significant accounting estimates embedded within the application of SFAS No. 71 relate to $290 million of recoverable electric generation-related regulatory assets as of September 30, 2007. These costs are recoverable under the provisions of the 1999 Texas Electric Choice Plan. Based on our analysis of the final order issued by the Public Utility Commission of Texas (Texas Utility Commission), we recorded an after-tax charge to earnings in 2004 of approximately $977 million to write down our electric generation-related regulatory assets to their realizable value, which was reflected as an extraordinary loss. Based on subsequent orders received from the Texas Utility Commission, we recorded an extraordinary gain of $30 million after-tax in the second quarter of 2005 related to the regulatory asset. Additionally, a district court in Travis County, Texas issued a judgment that would have the effect of restoring approximately $650 million, plus interest, of disallowed costs. We and other parties appealed the district court judgment. Oral arguments before the Texas Third Court of Appeals were held in January

2007, but no prediction can be made as to when the court will issue a decision in this matter. No amounts related to the district court’s judgment have been recorded in our consolidated financial statements.
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
     Changes in these factors could materially affect the obligation recorded to reflect the ultimate cost associated with retiring the assets under SFAS No. 143 and FIN 47. For example, if the inflation adjustment increased 25 basis points, this would increase the balance for asset retirement obligations by approximately 2%. Similarly, an increase in the discount rate by 25 basis points would decrease asset retirement obligations by approximately the same percentage. At September 30, 2007, our estimated cost of retiring these assets was approximately $19 million.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2007 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
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
Item 5. Other Information
     Our ratio of earnings to fixed charges for the nine months ended September 30, 2006 and 2007 was 2.85 and 2.74, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(b)

3.2	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(c)

4.1	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1

+12	Computation of Ratios of Earnings to Fixed Charges

+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	Section 1350 Certification of David M. McClanahan

+32.2	Section 1350 Certification of Gary L. Whitlock

+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
By:	/s/ James S. Brian
James S. Brian
Senior Vice President and Chief Accounting Officer

Date: November 7, 2007

EXHIBIT INDEX
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(b)

3.2	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(c)

4.1	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1

+12	Computation of Ratios of Earnings to Fixed Charges

+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	Section 1350 Certification of David M. McClanahan

+32.2	Section 1350 Certification of Gary L. Whitlock

+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”