Form 10-Q
period 2008-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2008-05-08
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 31, 2008, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2008
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
     The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:
•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the courts regarding rulings obtained to date;

•	state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, environmental regulations, including regulations related to global climate change, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

•	commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	non-payment for our services due to financial distress of our customers, including Reliant Energy, Inc. (RRI);

•	the ability of RRI and its subsidiaries to satisfy their other obligations to us, including indemnity obligations;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy Inc.’s employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisitions and merger activities involving our parent or our competitors; and
 ii

•	other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.
     You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.
 iii

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2008
Revenues	$406	$409

Expenses:
Operation and maintenance	155	169
Depreciation and amortization	90	96
Taxes other than income taxes	57	53

Total	302	318

Operating Income	104	91

Other Income (Expense):
Interest and other finance charges	(28)	(27)
Interest on transition bonds	(31)	(33)
Other, net	17	13

Total	(42)	(47)

Income Before Income Taxes	62	44
Income tax expense	(21)	(18)

Net Income	$41	$26

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)
ASSETS

	December 31,	March 31,
	2007	2008
Current Assets:
Cash and cash equivalents	$128	$54
Accounts and notes receivable, net	172	168
Accounts and notes receivable — affiliated companies	25	35
Accrued unbilled revenues	102	87
Materials and supplies	60	61
Taxes receivable	3	—
Other	70	70

Total current assets	560	475

Property, Plant and Equipment:
Property, plant and equipment	6,993	6,996
Less accumulated depreciation and amortization	(2,602)	(2,582)

Property, plant and equipment, net	4,391	4,414

Other Assets:
Regulatory assets	2,621	2,538
Notes receivable — affiliated companies	750	750
Other	36	44

Total other assets	3,407	3,332

Total Assets	$8,358	$8,221

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)
LIABILITIES AND MEMBER’S EQUITY

	December 31,	March 31,
	2007	2008
Current Liabilities:
Current portion of transition bond long-term debt	$159	$186
Accounts payable	47	54
Accounts and notes payable — affiliated companies	75	134
Taxes accrued	87	67
Interest accrued	83	39
Other	74	90

Total current liabilities	525	570

Other Liabilities:
Accumulated deferred income taxes, net	1,189	1,172
Unamortized investment tax credits	28	26
Benefit obligations	176	175
Regulatory liabilities	354	311
Notes payable — affiliated companies	151	151
Other	134	137

Total other liabilities	2,032	1,972

Long-term Debt:
Transition bonds	2,101	2,485
Other	1,642	1,592

Total long-term debt	3,743	4,077

Commitments and Contingencies (Note 7)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,712	1,230
Retained earnings	346	372

Total member’s equity	2,058	1,602

Total Liabilities and Member’s Equity	$8,358	$8,221

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash Flows from Operating Activities:
Net income	$41	$26
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	90	96
Amortization of deferred financing costs	3	3
Deferred income taxes	(15)	(11)
Changes in other assets and liabilities:
Accounts and notes receivable, net	5	19
Accounts receivable/payable, affiliates	5	(17)
Inventory	4	(1)
Accounts payable	(24)	4
Taxes receivable	34	3
Interest and taxes accrued	(87)	(64)
Net regulatory assets and liabilities	14	8
Other current assets	(3)	13
Other current liabilities	1	16
Other assets	(2)	1
Other liabilities	1	(6)
Other, net	1	—

Net cash provided by operating activities	68	90

Cash Flows from Investing Activities:
Capital expenditures	(115)	(80)
Decrease (increase) in restricted cash of transition bond companies	5	(13)
Other, net	6	(11)

Net cash used in investing activities	(104)	(104)

Cash Flows from Financing Activities:
Long-term revolving credit facility, net	—	(50)
Proceeds from long-term debt	—	488
Payments of long-term debt	(72)	(77)
Debt issuance costs	—	(5)
Increase in short-term notes with affiliates, net	34	66
Dividend to parent	—	(483)
Other, net	—	1

Net cash used in financing activities	(38)	(60)

Net Decrease in Cash and Cash Equivalents	(74)	(74)
Cash and Cash Equivalents at Beginning of Period	122	128

Cash and Cash Equivalents at End of Period	$48	$54

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$108	$105
Income taxes (refunds), net	(20)	(5)
Non-cash transactions:
Increase in accounts payable related to capital expenditures	$—	$3
See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1) Background and Basis of Presentation
     General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2007 (CenterPoint Houston Form 10-K).
     Background. The Company engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston. The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company. At March 31, 2008, the Company had three subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC and CenterPoint Energy Transition Bond Company III, LLC (collectively, the transition bond companies). Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. For further discussion of the transition bond companies, see Notes 4 and 6.
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
(2) New Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115” (SFAS No. 159). SFAS No. 159 permits the Company to choose, at specified election dates, to measure eligible items at fair value (the “fair value option”). The Company would report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting period. This accounting standard is effective as of the beginning of the first fiscal year that begins after November 15, 2007 but is not required to be applied. The Company currently has no plans to apply SFAS No. 159.
     In December 2007, the FASB issued SFAS No. 141 (Revised 2007), "Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until applicable transactions occur.
     In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations or cash flows.
     Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. FASB Staff Position No. FAS 157-2 delays the effective date for SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. As defined in SFAS No. 157, fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Where available, fair value is based on observable market prices or parameters or derived from such prices or parameters. Where observable prices or inputs are not available, valuation models are applied. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the price transparency for the instruments or market and the instruments’ complexity for disclosure purposes. Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:
Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments. At March 31, 2008, the Company held Level 1 investments of $59 million.
Level 2: Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at March 31, 2008.
Level 3: Inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. The Company had no Level 3 assets and liabilities at March 31, 2008.
(3) Employee Benefit Plans
     The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended
	March 31,
	2007	2008
	(in millions)
Interest cost	$4	$4
Expected return on plan assets	(3)	(3)
Amortization of transition obligation	2	2

Net periodic cost	$3	$3

     The Company expects to contribute approximately $7 million to its postretirement benefits plan in 2008, of which $2 million had been contributed as of March 31, 2008.

(4) Regulatory Matters
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
     The Company and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, that court issued its judgment on the various appeals. In its judgment, the district court:
•	reversed the Texas Utility Commission’s ruling that had denied recovery of a portion of the capacity auction true-up amounts;

•	reversed the Texas Utility Commission’s ruling that precluded the Company from recovering the interest component of the EMCs paid to retail electric providers (REPs); and

•	affirmed the True-Up Order in all other respects.
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
     The Company and other parties appealed the district court’s judgment to the Texas Third Court of Appeals, which issued its decision in December 2007. In its decision, the court of appeals:
•	reversed the district court’s judgment to the extent it restored the capacity auction true-up amounts;

•	reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow the Company to recover EMCs paid to Reliant Energy, Inc. (RRI);

•	ordered that the tax normalization issue described below be remanded to the Texas Utility Commission as requested by the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.
     The Company and two other parties filed motions for rehearing with the court of appeals. On April 17, 2008, the court of appeals denied those motions and reissued substantially the same opinion as it had rendered in December 2007. The Company now plans to seek further review by the Texas Supreme Court. Although the Company believes that its true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its further appeal, the Company can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.
     To reflect the impact of the True-Up Order, in 2004 and 2005 the Company recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in the Company’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, the Company anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts the Company ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $130 million to $350 million plus interest subsequent to December 31, 2007.

     In the True-Up Order, the Texas Utility Commission reduced the Company’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 which would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and in March 2008 adopted final regulations that would not permit the Company to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing the Company’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.
     If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to the Company’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny the Company the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on its results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. However, the Company and CenterPoint Energy will continue to pursue a favorable resolution of this issue through the appellate or administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.
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
     In July 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized the Company to impose a charge on REPs to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed the Company to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). The Company implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. The return on the CTC portion of the true-up balance was included in the Company’s tariff-based revenues beginning September 13, 2005. Effective August 1, 2006, the interest rate on the unrecovered balance of the CTC was reduced from 11.075% to a weighted average cost of capital of 8.06% pursuant to a revised rule adopted by the Texas Utility Commission in June 2006.
     Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows the Company to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and the

Company disagree with the district court’s conclusions and, in May 2006, appealed the judgment to the Texas Third Court of Appeals, and if required, the Company plans to seek further review from the Texas Supreme Court. All briefs in the appeal have been filed, and oral arguments were held in December 2006. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.
     During the three months ended March 31, 2007 and 2008, the Company recognized approximately $11 million and $5 million, respectively, in operating income from the CTC, which was terminated in February 2008 when the transition bonds described below were issued. Additionally, during the three months ended March 31, 2007 and 2008, the Company recognized approximately $3 million and $2 million, respectively, of the allowed equity return not previously recorded.
     During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, the Company filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. The Company reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, a new special purpose subsidiary of the Company issued approximately $488 million of transition bonds pursuant to the financing order in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented.
     As of March 31, 2008, the Company had not recorded an allowed equity return of $218 million on its true-up balance because such return will be recognized as it is recovered in rates.
(5) Related Party Transactions and Major Customers
     Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. The Company had borrowings from the money pool of $47 million and $113 million at December 31, 2007 and March 31, 2008, respectively.
     At December 31, 2007 and March 31, 2008, the Company had a $750 million note receivable from its parent.
     For the three months ended March 31, 2007 and 2008, the Company had net interest income related to affiliate borrowings of $12 million and $10 million, respectively.
     CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $28 million and $29 million for the three months ended March 31, 2007 and 2008, respectively, and are included primarily in operation and maintenance expenses.
     Major Customers. During the three months ended March 31, 2007 and 2008, revenues derived from energy delivery charges provided by the Company to subsidiaries of Reliant Energy, Inc. (RRI) totaled $149 million and $142 million, respectively.

(6) Long-Term Debt
     Revolving Credit Facility. As of March 31, 2008, the Company had no borrowings and approximately $4 million of outstanding letters of credit under its $300 million credit facility. The Company was in compliance with all debt covenants as of March 31, 2008.
     Transition Bonds. Pursuant to a financing order issued by the Texas Utility Commission in September 2007, in February 2008 a subsidiary of the Company issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Scheduled final payment dates are February 2017 and February 2020. Through issuance of the transition bonds, the Company securitized transition property of approximately $483 million representing the remaining balance of the CTC adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the fuel reconciliation settlement. See Note 4 for further discussion.
     Other. At both December 31, 2007 and March 31, 2008, the Company had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.
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
     Electricity and Gas Market Manipulation Cases. A large number of lawsuits have been filed against numerous market participants and remain pending in federal court in Nevada and in state court in California, Missouri and Nevada in connection with the operation of the electricity and natural gas markets in California and certain other states in 2000-2001, a time of power shortages and significant increases in prices. These lawsuits, many of which have been filed as class actions, are based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. Plaintiffs in these lawsuits, which include state officials and governmental entities as well as private litigants, are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages and punitive damages, injunctive relief, restitution, interest due, disgorgement, civil penalties and fines, costs of suit and attorneys’ fees. CenterPoint Energy’s former subsidiary, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally.
     CenterPoint Energy and/or Reliant Energy have been named in approximately 35 of these lawsuits, which were instituted between 2001 and 2007 and are pending in Nevada state court in Clark County, in Missouri state court in Jackson County and in federal district court in Nevada. However, the Company, CenterPoint Energy and Reliant Energy were not participants in the electricity or natural gas markets in California. CenterPoint Energy and Reliant Energy have been dismissed from certain of the lawsuits, either voluntarily by the plaintiffs or by order of the court, and CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to seek dismissal from such remaining cases.
     To date, several of the electricity complaints have been dismissed, and several of the dismissals have been affirmed by appellate courts. Others have been resolved by the settlement described in the following paragraph. Three of the gas complaints were dismissed based on defendants’ claims of the filed rate doctrine, but the Ninth Circuit Court of Appeals reversed those dismissals and remanded the cases back to the district court for further proceedings. In June 2005, a San Diego state court refused to dismiss other gas complaints on the same basis. In

October 2006, RRI reached a tentative settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. In the remaining gas cases in state court in California, the Court of Appeals found that CenterPoint Energy was not a successor to the liabilities of a subsidiary of RRI and ordered the state court to dismiss CenterPoint Energy. CenterPoint Energy was dismissed in April 2008. The other gas cases remain in the early procedural stages.
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
     Other Class Action Lawsuits. In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits were dismissed without prejudice. In the remaining lawsuit, CenterPoint Energy and certain former members of its benefits committee are defendants. That lawsuit alleged that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974 by permitting the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint sought monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution. In January 2006, the federal district judge granted a motion for summary judgment filed by CenterPoint Energy and the individual defendants. The plaintiffs appealed the ruling to the Fifth Circuit Court of Appeals (Fifth Circuit), which in April 2008 affirmed the district court’s ruling. The plaintiffs could seek rehearing of that decision by Fifth Circuit and, if that is unsuccessful, further review by the United States Supreme Court. CenterPoint Energy believes that this lawsuit is without merit and will continue to vigorously defend the case. However, the ultimate outcome of this matter cannot be predicted at this time.
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
(8) Income Taxes
     During the three months ended March 31, 2007 and 2008, the effective tax rate was 34% and 41%, respectively. The most significant item affecting the comparability of the effective tax rate is the 2008 classification of approximately $4 million of Texas margin tax as an income tax.
     The following table summarizes the Company’s liability for uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (in millions):

	December 31,	March 31,
	2007	2008
Liability for uncertain tax positions	$92	$99
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	8	9
Interest accrued on uncertain tax positions	7	9

ITEM 2. MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS
     The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).
     We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three months ended March 31, 2007 and the three months ended March 31, 2008. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2007 Form 10-K.
CONSOLIDATED RESULTS OF OPERATIONS
     Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the 2007 Form 10-K.

     The following table sets forth our consolidated results of operations for the three months ended March 31, 2007 and 2008, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2007	2008
	(in millions)
Revenues:
Electric transmission and distribution utility	$347	$346
Transition bond companies	59	63

Total revenues	406	409

Expenses:
Operation and maintenance, excluding transition bond companies	154	168
Depreciation and amortization, excluding transition bond companies	63	66
Taxes other than income taxes	57	53
Transition bond companies	28	31

Total expenses	302	318

Operating income	104	91
Interest and other finance charges	(28)	(27)
Interest on transition bonds	(31)	(33)
Other income, net	17	13

Income before income taxes	62	44
Income tax expense	(21)	(18)

Net income	$41	$26

Throughput (in gigawatt-hours (GWh)):
Residential	4,658	4,403
Total	16,660	16,570

Average number of metered customers:
Residential	1,752,264	1,801,272
Total	1,989,744	2,042,460
Three months ended March 31, 2008 compared to three months ended March 31, 2007
     We reported operating income of $91 million for the three months ended March 31, 2008, consisting of $54 million for the regulated electric transmission and distribution utility (TDU), $5 million for the competition transition charge (CTC) and $32 million related to the transition bonds. For the three months ended March 31, 2007, operating income totaled $104 million, consisting of $62 million for the TDU, $11 million for the CTC and $31 million related to the transition bonds. The reduction in operating income from the TDU resulted from reduced usage ($11 million), in part due to milder weather, higher operating expenses ($8 million), and higher net transmission costs ($3 million), partially offset by higher revenues ($7 million) due to customer growth from the addition of over 52,000 new customers and higher revenues from ancillary services ($2 million). Taxes other than income taxes were lower by $4 million primarily as a result of the Texas margin tax being classified as an income tax for reporting purposes in 2008.
     During the three months ended March 31, 2007 and 2008, the effective tax rate was 34% and 41%, respectively. The most significant item affecting the comparability of the effective tax rate is the 2008 classification of approximately $4 million of Texas margin tax as an income tax.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS
     For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2007 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”
LIQUIDITY AND CAPITAL RESOURCES
     Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining nine months of 2008 include approximately $288 million of capital expenditures and $82 million of scheduled payments on transition bonds.
     We expect that borrowings under our credit facility and anticipated cash flows from operations will be sufficient to meet our cash needs in 2008. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.
     Transition Bonds. In February 2008, a new special purpose subsidiary of ours issued approximately $488 million of transition bonds pursuant to a financing order issued by the Public Utility Commission of Texas in September 2007. Through issuance of the transition bonds, we securitized transition property of approximately $483 million representing the remaining balance of the CTC adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the fuel reconciliation settlement. Proceeds were used by the special purpose entity to purchase $483 million of transition property from us and to pay costs of issuance. We issued a dividend of those net proceeds to our parent, Utility Holding, LLC, which had the effect of reducing our parent’s equity investment in us.
     Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.
     Credit Facility. As of March 31, 2008, we had no borrowings and approximately $4 million of outstanding letters of credit under our $300 million credit facility. Our $300 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit rating. Under our credit facility, an additional utilization fee of 10 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.
     We are currently in compliance with the various business and financial covenants contained in our credit facility.
     Temporary Investments. As of March 31, 2008, we had no external temporary investments.
     Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At March 31, 2008, we had borrowings from the money pool aggregating $113 million. The money pool may not provide sufficient funds to meet our cash needs.
     Long-term Debt. Our long-term debt consists of our obligations and the transition bonds issued by wholly owned subsidiaries. At March 31, 2008, CenterPoint Energy Transition Bond Company, LLC (TBC) had $492 million aggregate principal amount of outstanding transition bonds that were issued in 2001, CenterPoint Energy Transition Bond Company II, LLC (TBC II) had $1.69 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 and CenterPoint Energy Transition Bond Company III, LLC (TBC III) had $488 million aggregate principal amount of outstanding transition bonds that were issued in February 2008. All the transition bonds were issued in accordance with the Texas Electric Choice Plan (Texas electric restructuring law). The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.
     The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, TBC, TBC II and TBC III, as of March 31, 2008. Amounts are expressed in millions.

				Transition
Year	Third-Party	Affiliate	Sub-Total	Bonds	Total
2008	$—	$—	$—	$82	$82
2009	—	—	—	208	208
2010	—	—	—	221	221
2011	—	—	—	240	240
2012	46	—	46	263	309
2013	450	—	450	284	734
2014	300	—	300	188	488
2015	—	151	151	201	352
2016	—	—	—	215	215
2017	127	—	127	230	357
2018	—	—	—	247	247
2019	—	—	—	264	264
2021	102	—	102	29	131
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312

Total	$1,593	$151	$1,744	$2,672	$4,416

     As of March 31, 2008, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

		Issued as	Issued as Collateral
	Issued Directly	Collateral for the	for CenterPoint
	to Third Parties	Company’s Debt	Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,262	229	527	2,018

Total	$1,364	$229	$678	$2,271

     The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2008. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.
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

     Impact on Liquidity of a Downgrade in Credit Ratings. As of April 15, 2008, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
Senior Secured Debt (First Mortgage Bonds)	Baa2	Stable	BBB+	Stable	A-	Stable

(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.
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
     Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of March 31, 2008, CenterPoint Energy had six series of senior notes outstanding aggregating $1.3 billion in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.
     Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:
•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations as our principal customers and in respect of RRI’s indemnity obligations to us;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2007 Form 10-K.
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
Item 4. CONTROLS AND PROCEDURES
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.
     There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 7 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2007 Form 10-K.
Item 1A. Risk Factors
     There have been no material changes from the risk factors disclosed in our 2007 Form 10-K.
Item 5. Other Information
     Our ratio of earnings to fixed charges for the three months ended March 31, 2007 and 2008 was 1.97 and 1.69, respectively. We do not believe that the ratios for these three-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6. Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(b)

3.2	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(c)

4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1

+12	Computation of Ratios of Earnings to Fixed Charges

+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	Section 1350 Certification of David M. McClanahan

+32.2	Section 1350 Certification of Gary L. Whitlock

+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC.
By:	/s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date: May 8, 2008

Index to Exhibits
     The following exhibits are filed herewith:
     Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

		Report or Registration	SEC File or
Exhibit Number	Description	Statement	Registration Number	Exhibit References

3.1	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(b)

3.2	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3	(c)

4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1

+12	Computation of Ratios of Earnings to Fixed Charges

+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	Section 1350 Certification of David M. McClanahan

+32.2	Section 1350 Certification of Gary L. Whitlock

+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”