Form 10-Q
period 2008-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2008-08-13
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____________ TO _______________.

______________________________

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
______________________________

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

As of July 31, 2008, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

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

•
state and federal legislative and regulatory actions or developments, including deregulation or re-regulation of our business, environmental regulations, including regulations related to global climate change, and changes in or application of laws or regulations applicable to the various aspects of our business;

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Revenues	$465	$510	$871	$919

Expenses:
Operation and maintenance	150	169	305	338
Depreciation and amortization	102	125	192	221
Taxes other than income taxes	56	52	113	105
Total	308	346	610	664
Operating Income	157	164	261	255

Other Income (Expense):
Interest and other finance charges	(26)	(26)	(54)	(53)
Interest on transition bonds	(32)	(35)	(63)	(68)
Other, net	17	10	34	23
Total	(41)	(51)	(83)	(98)

Income Before Income Taxes	116	113	178	157
Income tax expense	(39)	(41)	(60)	(59)
Net Income	$77	$72	$118	$98

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS
	December 31, 2007	June 30, 2008
Current Assets:
Cash and cash equivalents	$128	$126
Accounts and notes receivable, net	172	206
Accounts and notes receivable – affiliated companies	25	44
Accrued unbilled revenues	102	125
Materials and supplies	60	61
Taxes receivable	3	—
Other	70	62
Total current assets	560	624

Property, Plant and Equipment:
Property, plant and equipment	6,993	7,057
Less accumulated depreciation and amortization	2,602	2,623
Property, plant and equipment, net	4,391	4,434

Other Assets:
Regulatory assets	2,621	2,480
Notes receivable — affiliated companies	750	750
Other	36	50
Total other assets	3,407	3,280

Total Assets	$8,358	$8,338

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2007	June 30, 2008
Current Liabilities:
Current portion of transition bond long-term debt	$159	$186
Accounts payable	47	45
Accounts and notes payable — affiliated companies	75	40
Taxes accrued	87	80
Interest accrued	83	99
Other	74	80
Total current liabilities	525	530

Other Liabilities:
Accumulated deferred income taxes, net	1,189	1,146
Unamortized investment tax credits	28	24
Benefit obligations	176	175
Regulatory liabilities	354	312
Notes payable — affiliated companies	151	151
Other	134	147
Total other liabilities	2,032	1,955

Long-term Debt:
Transition bonds	2,101	2,485
Other	1,642	1,694
Total long-term debt	3,743	4,179

Commitments and Contingencies (Note 7)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,712	1,230
Retained earnings	346	444
Total member’s equity	2,058	1,674

Total Liabilities and Member’s Equity	$8,358	$8,338

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash Flows from Operating Activities:
Net income	$118	$98
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192	221
Amortization of deferred financing costs	6	6
Deferred income taxes	(8)	(31)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(46)	(57)
Accounts receivable/payable, affiliates	(11)	(11)
Inventory	4	(1)
Accounts payable	(23)	6
Taxes receivable	14	3
Interest and taxes accrued	(37)	9
Net regulatory assets and liabilities	15	5
Other current assets	2	15
Other current liabilities	(1)	6
Other assets	(1)	—
Other liabilities	3	(4)
Other, net	1	(9)
Net cash provided by operating activities	228	256

Cash Flows from Investing Activities:
Capital expenditures	(226)	(184)
Decrease (increase) in restricted cash of transition bond companies	1	(7)
Other, net	1	1
Net cash used in investing activities	(224)	(190)

Cash Flows from Financing Activities:
Long-term revolving credit facility, net	—	52
Proceeds from long-term debt	—	488
Payments of long-term debt	(72)	(77)
Debt issuance costs	—	(6)
Increase (decrease) in short-term notes with affiliates, net	54	(43)
Dividend to parent	—	(483)
Other, net	—	1
Net cash used in financing activities	(18)	(68)

Net Decrease in Cash and Cash Equivalents	(14)	(2)
Cash and Cash Equivalents at Beginning of Period	122	128
Cash and Cash Equivalents at End of Period	$108	$126

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$117	$108
Income taxes (refunds), net	52	44

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

Background. The Company engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston. The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company. At June 30, 2008, the Company had three subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC and CenterPoint Energy Transition Bond Company III, LLC (collectively, the transition bond companies). Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. For further discussion of the transition bond companies, see Note 4.

Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company will adopt SFAS No. 160 as of January 1, 2009. The Company expects that the adoption of SFAS No. 160 will not have a material impact on its financial position, results of operations or cash flows.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments.  At June 30, 2008, the Company held Level 1 investments of $41 million.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities at June 30, 2008.

 Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. The Company had no Level 3 assets and liabilities at June 30, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 162), which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with GAAP. The Company plans to adopt SFAS No. 162 when it becomes effective. The adoption of SFAS No. 162 will not have an impact on the Company’s consolidated financial position or results of operations.

(3)           Employee Benefit Plans

The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in millions)
Interest cost	$4	$5	$8	$9
Expected return on plan assets	(3)	(3)	(6)	(6)
Amortization of transition obligation	2	1	4	3
Net periodic cost	$3	$3	$6	$6

The Company expects to contribute approximately $7 million to its postretirement benefits plan in 2008, of which $3 million and $5 million, respectively, was contributed during the three and six months ended June 30, 2008.

(4)           Regulatory Matters

Recovery of True-Up Balance

In March 2004, the Company filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan (Texas electric restructuring law). In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing the Company to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004 and certain other adjustments.

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

In April 2008, the court of appeals denied all motions for rehearing and reissued substantially the same opinion as it had rendered in December 2007.

In June 2008, the Company petitioned the Texas Supreme Court for review of the court of appeals decision. In its petition, the Company seeks reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit the Company to utilize the partial stock valuation methodology for determining the market value of its former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend (i) that the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that the Company could not use the partial stock valuation method, (ii) that in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) that the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) that the Company should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) that the Texas Utility Commission was without authority to award interest on the capacity auction true up award.

Review by the Texas Supreme Court of the court of appeals decision is at the discretion of the court. There is no prescribed time in which the Texas Supreme Court must determine whether to grant review or, if review is granted, for a decision by that court. Although the Company believes that its true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, the Company can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005, the Company recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in the Company’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, the Company anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts the Company ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $130 million to $350 million (pre-tax) plus interest subsequent to December 31, 2007.

In the True-Up Order, the Texas Utility Commission reduced the Company’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. The Company believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 which would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and in March 2008 adopted final regulations that would not permit utilities like the Company to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing the Company’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to the Company’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny the Company the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on the Company’s results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party, in the petitions for review filed with the Texas Supreme Court, has challenged that order by the court of appeals, though the Texas Supreme Court, if it grants review, will have authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. The Company and CenterPoint Energy will continue to pursue a favorable resolution of this issue through the appellate or administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

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

In July 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized the Company to impose a charge on retail electric providers to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed the Company to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). The Company implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. The return on the CTC portion of the true-up balance was included in the Company’s tariff-based revenues beginning September 13, 2005. Effective August 1, 2006, the interest rate on the unrecovered balance of the CTC was reduced from 11.075% to 8.06% pursuant to a revised rule adopted by the Texas Utility Commission in June 2006.

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows the Company to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and the Company appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. The appellants may seek rehearing from the court of appeals and further review from the Texas Supreme Court. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

During the three months ended June 30, 2007 and 2008, the Company recognized approximately $10 million and $-0-, respectively, in operating income from the CTC, which was terminated in February 2008 when the transition bonds described below were issued. Additionally, during the three months ended June 30, 2007 and 2008, the Company recognized approximately $3 million and $2 million, respectively, of the allowed equity return not previously recorded.

During the six months ended June 30, 2007 and 2008, the Company recognized approximately $21 million and $5 million, respectively, in operating income from the CTC, which was terminated in February 2008 when the transition bonds described below were issued. Additionally, during the six months ended June 30, 2007 and 2008, the Company recognized approximately $6 million and $4 million, respectively, of the allowed equity return not previously recorded.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, the Company filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. The Company reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of the Company issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented.

As of June 30, 2008, the Company had not recorded an allowed equity return of $214 million on the Company’s true-up balance because such return will be recognized as it is recovered in rates.

(5)           Related Party Transactions and Major Customers

Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. The Company had borrowings from the money pool of $47 million and $4 million at December 31, 2007 and June 30, 2008, respectively.

At December 31, 2007 and June 30, 2008, the Company had a $750 million note receivable from its parent.

For the three months ended June 30, 2007 and 2008, the Company had net interest income related to affiliate borrowings of $11 million and $7 million, respectively, and $23 million and $17 million, respectively, for the six months ended June 30, 2007 and 2008.

CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $22 million and $29 million for the three months ended June 30, 2007 and 2008, respectively, and $50 million and $58 million for the six months ended June 30, 2007 and 2008, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Revenues derived from energy delivery charges provided by the Company to subsidiaries of RRI totaled $151 million for each of the three months ended June 30, 2007 and 2008 and $300 and $293 million during the six months ended June 30, 2007 and 2008, respectively.

(6)           Long-Term Debt

Revolving Credit Facility. As of December 31, 2007 and June 30, 2008, the Company had $50 million and $102 million of borrowings, respectively, under its $300 million credit facility. As of both December 31, 2007 and June 30, 2008, the Company had approximately $4 million of outstanding letters of credit under its credit facility. The Company was in compliance with all debt covenants as of June 30, 2008.

Other. At both December 31, 2007 and June 30, 2008, the Company had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(7)           Commitments and Contingencies

Legal Matters

RRI Indemnified Litigation

The Company, CenterPoint Energy or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and Reliant Energy, Inc. (formerly Reliant Resources, Inc.) (RRI), CenterPoint Energy and its subsidiaries, including the Company,  are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of the lawsuits described below under “Gas Market Manipulation Cases,” “Electricity Market Manipulation Cases” and “Other Class Action Lawsuits.” Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits. Although the ultimate outcome of these matters cannot be predicted at this time, CenterPoint Energy has not considered it necessary to establish reserves related to this litigation.

Gas Market Manipulation Cases. A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2001. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages, punitive damages, injunctive relief, interest due, civil penalties and fines, costs of suit and attorneys’ fees.  CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2007. In October 2006, RRI reached a settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. In the other gas cases consolidated in state court in California, the Court of Appeals found that CenterPoint Energy was not a successor to the liabilities of a subsidiary of RRI, and CenterPoint Energy was dismissed from these suits in April 2008. In the Nevada federal litigation, three of the complaints were dismissed based on defendants’ filed rate doctrine defense, but the Ninth Circuit Court of Appeals reversed those dismissals and remanded the cases back to the district court for further proceedings.  In July and August 2008, the plaintiffs in nine of the federal court cases agreed to dismiss CenterPoint Energy from those cases. CenterPoint remains a defendant in one suit pending in Nevada state court in Clark County. CenterPoint Energy Services, Inc. (CES), an indirect subsidiary of CenterPoint Energy, is a defendant in another suit consolidated under multidistrict litigation rules in federal district court in Nevada.  CenterPoint Energy believes neither it nor CES is a proper defendant in the remaining cases and will continue to seek dismissal from those cases.

Electricity Market Manipulation Cases. A large number of lawsuits were filed against numerous market participants in connection with the operation of the California electricity markets in 2000-2001. CenterPoint Energy’s former affiliate, RRI, was a participant in the California markets, owning generating plants in the state and participating in both electricity and natural gas trading in that state and in western power markets generally. CenterPoint Energy was a defendant in approximately five of these suits. These lawsuits, many of which were filed as class actions, were based on a number of legal theories, including violation of state and federal antitrust laws, laws against unfair and unlawful business practices, the federal Racketeer Influenced Corrupt Organization Act, false claims statutes and similar theories and breaches of contracts to supply power to governmental entities. In August 2005, RRI reached a settlement with the Federal Energy Regulatory Commission (FERC) enforcement staff, the states of California, Washington and Oregon, California’s three largest investor-owned utilities, classes of consumers from California and other western states, and a number of California city and county government entities that resolves their claims against RRI related to the operation of the electricity markets in California and certain other western states in 2000-2001. The settlement has been approved by the FERC, by the California Public Utilities Commission and by the courts in which the electricity class action cases were pending. Two parties appealed the courts’ approval of the settlement to the California Court of Appeals, but that appeal was denied and the deadline to appeal to the California Supreme Court has passed. A party in the FERC proceedings filed a motion for rehearing of the FERC’s order approving the settlement, which the FERC denied in May 2006. That party has filed for review of the FERC’s orders in the Ninth Circuit Court of Appeals. CenterPoint Energy is not a party to the settlement, but may rely on the settlement as a defense to any claims.

Other Class Action Lawsuits. In May 2002, three class action lawsuits were filed in federal district court in Houston on behalf of participants in various employee benefits plans sponsored by CenterPoint Energy. Two of the lawsuits were dismissed without prejudice. In the remaining lawsuit, CenterPoint Energy and certain former members of its benefits committee are defendants. That lawsuit alleged that the defendants breached their fiduciary duties to various employee benefits plans, directly or indirectly sponsored by CenterPoint Energy, in violation of the Employee Retirement Income Security Act of 1974 by permitting the plans to purchase or hold securities issued by CenterPoint Energy when it was imprudent to do so, including after the prices for such securities became artificially inflated because of alleged securities fraud engaged in by the defendants. The complaint sought monetary damages for losses suffered on behalf of the plans and a putative class of plan participants whose accounts held CenterPoint Energy or RRI securities, as well as restitution. In January 2006, the federal district judge granted a motion for summary judgment filed by the Company and the individual defendants. The plaintiffs appealed the ruling to the Fifth Circuit Court of Appeals (Fifth Circuit). In April 2008, the Fifth Circuit affirmed the district court’s ruling, and that ruling is not subject to further review.

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

(8)           Income Taxes

During the three months and six months ended June 30, 2007, the effective tax rate was 33% and 34%, respectively. During the three months and six months ended June 30, 2008, the effective tax rate was 36% and 38%, respectively. The most significant item affecting the comparability of the effective tax rate is the 2008 classification of approximately $3 million and $7 million for the three months and six months ended June 30, 2008, respectively, of Texas margin tax as an income tax.

The following table summarizes the Company’s liability for uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2007 and June 30, 2008 (in millions):

	December 31, 2007	June 30, 2008
Liability for uncertain tax positions	$92	$106
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	8	10
Interest accrued on uncertain tax positions	7	11

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2007 and the three and six months ended June 30, 2008. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2007 Form 10-K.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2007 Form 10-K.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2007 and 2008, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$395	$419	$742	$765
Transition bond companies	70	91	129	154
Total revenues	465	510	871	919
Expenses:
Operation and maintenance, excluding transition bond companies	150	167	304	335
Depreciation and amortization, excluding transition bond companies	61	71	124	137
Taxes other than income taxes	56	52	113	105
Transition bond companies	41	56	69	87
Total expenses	308	346	610	664
Operating income	157	164	261	255
Interest and other finance charges	(26)	(26)	(54)	(53)
Interest on transition bonds	(32)	(35)	(63)	(68)
Other income, net	17	10	34	23
Income before income taxes	116	113	178	157
Income tax expense	(39)	(41)	(60)	(59)
Net income	$77	$72	$118	$98

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
	(in millions, except customer data)
Throughput (in gigawatt-hours (GWh)):
Residential	6,021	6,774	10,679	11,177
Total	19,175	20,360	35,835	36,929

Average number of metered customers:
Residential	1,767,749	1,814,840	1,760,006	1,808,056
Total	2,006,840	2,058,171	1,998,291	2,050,316

Three months ended June 30, 2008 compared to three months ended June 30, 2007

We reported operating income of $164 million for the three months ended June 30, 2008, consisting of $129 million from the regulated electric transmission and distribution utility (TDU) and $35 million related to transition bond companies. For the three months ended June 30, 2007, operating income totaled $157 million, consisting of $118 million from the TDU, exclusive of an additional $10 million from the competition transition charge (CTC), and $29 million related to transition bond companies. Revenues for the TDU increased due to increased usage caused by warmer weather in 2008 compared to 2007 ($16 million), continued customer growth ($6 million), with almost 52,000 metered customers added since June 30, 2007, increased transmission related revenues ($4 million) and increased ancillary services ($3 million), partially offset by the settlement of the final fuel reconciliation in 2007 ($4 million). Operation and maintenance expense increased primarily due to higher transmission costs ($9 million), the settlement of the final fuel reconciliation in 2007 ($13 million) and increased support services ($3 million), partially offset by a gain on sale of land ($9 million). Depreciation and amortization increased $10 million primarily due to amounts related to the CTC which are offset by similar amounts in revenues in 2007 ($8 million). Taxes other than income taxes declined $4 million primarily as a result of Texas margin taxes being classified as an income tax for financial reporting purposes in 2008.

Six months ended June 30, 2008 compared to six months ended June 30, 2007

We reported operating income of $255 million for the six months ended June 30, 2008, consisting of $183 million from the TDU, exclusive of an additional $5 million from the CTC, and $67 million related to transition bond companies. For the six months ended June 30, 2007, operating income totaled $261 million, consisting of $180 million from the TDU, exclusive of an additional $21 million from the CTC, and $60 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with almost 52,000 metered customers added since June 30, 2007 ($12 million), increased usage ($6 million) caused by warmer weather experienced during the second quarter of 2008 reduced by conservation, increased transmission related revenues ($9 million) and increased ancillary services ($6 million), partially offset by the settlement of the final fuel reconciliation in 2007 ($4 million). Operation and maintenance expense increased primarily due to higher transmission costs ($17 million), the settlement of the final fuel reconciliation in 2007 ($13 million) and increased support services ($7 million), partially offset by a gain on sale of land ($9 million). Depreciation and amortization increased $13 million primarily due to amounts related to the CTC which are offset by similar amounts in revenues in 2007 ($10 million). Taxes other than income taxes declined $8 million primarily as a result of the Texas margin tax being classified as an income tax for financial reporting purposes in 2008.

Income Tax Expense

During the three months and six months ended June 30, 2007, the effective tax rate was 33% and 34%, respectively. During the three months and six months ended June 30, 2008, the effective tax rate was 36% and 38%, respectively. The most significant item affecting the comparability of the effective tax rate is the 2008 classification of approximately $3 million and $7 million for the three months and six months ended June 30, 2008, respectively, of Texas margin tax as an income tax.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2008 include approximately $205 million of capital expenditures and $82 million of scheduled payments on transition bonds.

We expect that borrowings under our credit facility, the proceeds from the February 2008 issuance of $488 million of transition bonds and anticipated cash flows from operations will be sufficient to meet our cash needs for the remaining six months of 2008. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets.

Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

Credit Facility. As of July 31, 2008, we had $35 million of borrowings and approximately $4 million of outstanding letters of credit under our $300 million credit facility. Our $300 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit rating. Under our credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.

We are currently in compliance with the various business and financial covenants contained in our credit facility.

Temporary Investments. As of June 30, 2008, we had no external temporary investments.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At June 30, 2008, we had borrowings from the money pool aggregating $4 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the transition bonds issued by wholly owned subsidiaries. At June 30, 2008, CenterPoint Energy Transition Bond Company, LLC (TBC) had $492 million aggregate principal amount of outstanding transition bonds that were issued in 2001, CenterPoint Energy Transition Bond Company II, LLC (TBC II) had $1.69 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 and CenterPoint Energy Transition Bond Company III, LLC (TBC III) had $488 million aggregate principal amount of outstanding transition bonds that were issued in February 2008. All the transition bonds were issued in accordance with the Texas Electric Choice Plan (Texas electric restructuring law). The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, TBC, TBC II and TBC III, as of June 30, 2008. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition Bonds	Total
2008	$—	$—	$—	$82	$82
2009	—	—	—	208	208
2010	—	—	—	221	221
2011	—	—	—	240	240
2012	148	—	148	263	411
2013	450	—	450	284	734
2014	300	—	300	188	488
2015	—	151	151	201	352
2016	—	—	—	215	215
2017	127	—	127	230	357
2018	—	—	—	247	247
2019	—	—	—	264	264
2021	102	—	102	29	131
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$1,695	$151	$1,846	$2,672	$4,518

As of June 30, 2008, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for the Company’s Debt	Issued as Collateral for CenterPoint Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,262	229	527	2,018
Total	$1,364	$229	$678	$2,271

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.4 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2008. However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

Year	First Mortgage Bonds	General Mortgage Bonds	Total
2011	$—	$19	$19
2015	151	—	151
2018	—	50	50
2019	—	200	200
2020	—	90	90
2026	—	100	100
2028	—	68	68
Total	$151	$527	$678

Impact on Liquidity of a Downgrade in Credit Ratings. As of July 31, 2008, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
Senior Secured Debt (First Mortgage Bonds)	Baa2	Stable	BBB+	Stable	A-	Stable
__________

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

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of June 30, 2008, CenterPoint Energy had four series of senior notes outstanding aggregating $950 million in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our credit facility limits our debt (excluding transition bonds) as a percentage of our total capitalization to 65 percent. Additionally, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Item 4T.  CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.                  OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2007 and 2008 was 2.41 and 2.22, respectively. We do not believe that the ratios for these six-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6.                  EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	–	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(b)

3.2	–	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(c)

4.1	–	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1

+12	–	Computation of Ratios of Earnings to Fixed Charges

+31.1	–	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	–	Section 1350 Certification of David M. McClanahan

+32.2	–	Section 1350 Certification of Gary L. Whitlock

+99.1	–	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  August 13, 2008

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	–	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(b)

3.2	–	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(c)

4.1	–	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1

+12	–	Computation of Ratios of Earnings to Fixed Charges

+31.1	–	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	–	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	–	Section 1350 Certification of David M. McClanahan

+32.2	–	Section 1350 Certification of Gary L. Whitlock

+99.1	–	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”