Form 10-Q
period 2008-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2008-11-10
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of October 31, 2008, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2008

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

•	timely and appropriate legislative and regulatory actions allowing securitization or other recovery of costs associated with Hurricane Ike;

•	timely and appropriate rate actions and increases, allowing recovery of costs, and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

ii

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisitions and merger activities involving our parent or our competitors; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2007, which is incorporated herein by reference, “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Revenues	$528	$552	$1,399	$1,471

Expenses:
Operation and maintenance	164	169	469	507
Depreciation and amortization	110	133	302	354
Taxes other than income taxes	58	48	171	153
Total	332	350	942	1,014
Operating Income	196	202	457	457

Other Income (Expense):
Interest and other finance charges	(27)	(27)	(81)	(80)
Interest on transition bonds	(30)	(34)	(93)	(102)
Other, net	17	11	51	34
Total	(40)	(50)	(123)	(148)

Income Before Income Taxes	156	152	334	309
Income tax expense	(51)	(54)	(111)	(113)
Net Income	$105	$98	$223	$196

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS
	December 31, 2007	September 30, 2008
Current Assets:
Cash and cash equivalents	$128	$83
Accounts and notes receivable, net	172	193
Accounts and notes receivable – affiliated companies	25	5
Accrued unbilled revenues	102	111
Materials and supplies	60	70
Taxes receivable	3	373
Other	70	64
Total current assets	560	899

Property, Plant and Equipment:
Property, plant and equipment	6,993	7,186
Less accumulated depreciation and amortization	2,602	2,600
Property, plant and equipment, net	4,391	4,586

Other Assets:
Regulatory assets	2,621	2,852
Notes receivable — affiliated companies	750	750
Other	36	54
Total other assets	3,407	3,656

Total Assets	$8,358	$9,141

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2007	September 30, 2008
Current Liabilities:
Current portion of transition bond long-term debt	$159	$208
Accounts payable	47	564
Accounts and notes payable — affiliated companies	75	26
Taxes accrued	87	70
Interest accrued	83	58
Other	74	101
Total current liabilities	525	1,027

Other Liabilities:
Accumulated deferred income taxes, net	1,189	1,545
Unamortized investment tax credits	28	23
Benefit obligations	176	174
Regulatory liabilities	354	310
Notes payable — affiliated companies	151	151
Other	134	154
Total other liabilities	2,032	2,357

Long-term Debt:
Transition bonds	2,101	2,381
Other	1,642	1,762
Total long-term debt	3,743	4,143

Commitments and Contingencies (Note 7)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,712	1,230
Retained earnings	346	384
Total member’s equity	2,058	1,614

Total Liabilities and Member’s Equity	$8,358	$9,141

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash Flows from Operating Activities:
Net income	$223	$196
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	302	354
Amortization of deferred financing costs	8	9
Deferred income taxes	(34)	373
Changes in other assets and liabilities:
Accounts and notes receivable, net	(71)	(30)
Accounts receivable/payable, affiliates	35	18
Inventory	(1)	(10)
Accounts payable	(20)	(2)
Taxes receivable	34	(370)
Interest and taxes accrued	(61)	(42)
Net regulatory assets and liabilities	33	(55)
Other current assets	6	14
Other current liabilities	8	27
Other assets	(1)	(3)
Other liabilities	—	(4)
Other, net	—	(10)
Net cash provided by operating activities	461	465

Cash Flows from Investing Activities:
Capital expenditures	(310)	(257)
Increase in restricted cash of transition bond companies	—	(8)
Other, net	19	(2)
Net cash used in investing activities	(291)	(267)

Cash Flows from Financing Activities:
Long-term revolving credit facility, net	—	121
Proceeds from long-term debt	—	488
Payments of long-term debt	(147)	(159)
Debt issuance costs	—	(6)
Decrease in short-term notes with affiliates, net	(95)	(47)
Dividend to parent	—	(640)
Other, net	1	—
Net cash used in financing activities	(241)	(243)

Net Decrease in Cash and Cash Equivalents	(71)	(45)
Cash and Cash Equivalents at Beginning of Period	122	128
Cash and Cash Equivalents at End of Period	$51	$83

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$219	$214
Income taxes	87	98
Non-cash transactions:
Accounts payable related to capital expenditures	17	163

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

Background. The Company engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston. The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company. At September 30, 2008, the Company had three subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC and CenterPoint Energy Transition Bond Company III, LLC (collectively, the transition bond companies). Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. For further discussion of the transition bond companies, see Note 4.

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

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. FASB Staff Position No. FAS 157-2 delays the effective date for SFAS No. 157 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. The Company has elected to defer the adoption of SFAS No. 157 for the measurement of asset retirement obligations until January 1, 2009, as permitted. Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments.  At September 30, 2008, the Company held Level 1 investments of $57 million.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets and liabilities during the nine months ended September 30, 2008.

 Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment, and considers factors specific to the asset. The Company had no Level 3 assets and liabilities during the nine months ended September 30, 2008.

(3)           Employee Benefit Plans

The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan. The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in millions)
Service cost	$1	$1	$1	$1
Interest cost	5	4	13	13
Expected return on plan assets	(2)	(2)	(8)	(8)
Amortization of transition obligation	—	1	4	4
Net periodic cost	$4	$4	$10	$10

The Company expects to contribute approximately $7 million to its postretirement benefits plan in 2008, of which less than $1 million and $5 million, respectively, were contributed during the three and nine months ended September 30, 2008.

(4)           Regulatory Matters

(a) Hurricane Ike

The Company’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

The Company estimates that total costs to restore the electric delivery facilities damaged as a result of Hurricane Ike will be in the range of $650 million to $750 million. As is common with electric utilities servicing coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise the Company’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $25 million.

The Company is deferring the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, storm restoration costs will not affect the Company’s reported net income for 2008. As of September 30, 2008, the Company recorded an increase of $141 million in construction work in progress and $434 million in regulatory assets, for restoration costs incurred through September 30, 2008.  Approximately $503 million of these costs are based on estimates and are included in accounts payable as of September 30, 2008.  Additional restoration costs will continue to be incurred during the fourth quarter of 2008 and possibly during the first quarter of 2009.

Assuming necessary enabling legislation is enacted by the Texas Legislature in the session that begins in January 2009, the Company expects to obtain recovery of its storm restoration costs through the issuance of non-recourse securitization bonds similar to the storm recovery bonds issued by another Texas utility following Hurricane Rita. Assuming those bonds are issued, the Company will recover the amount of storm restoration costs approved by the Public Utility Commission of Texas (Texas Utility Commission) out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers. Alternatively, if securitization is not available, recovery of those costs would be sought through traditional regulatory mechanisms. Under its 2006 rate case settlement, the Company is entitled to seek an adjustment to rates in this situation, even though in most instances its rates are frozen until 2010.

(b) Recovery of True-Up Balance

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

In July 2005, the Company received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized the Company to impose a charge on retail electric providers to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed the Company to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). The Company implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. The return on the CTC portion of the true-up balance was included in the Company’s tariff-based revenues beginning September 13, 2005. Effective August 1, 2006, the interest rate on the unrecovered balance of the CTC was reduced from 11.075% to 8.06% pursuant to a revised rule adopted by the Texas Utility Commission in June 2006.  Recovery of rate case expenses under Rider RCE was completed in September 2008.

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows the Company to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and the Company appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two of the appellants have requested further review from the Texas Supreme Court. The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

During the three months ended September 30, 2007 and 2008, the Company recognized approximately $11 million and $-0-, respectively, in operating income from the CTC, which was terminated in February 2008 when the transition bonds described below were issued. Additionally, during the three months ended September 30, 2007 and 2008, the Company recognized approximately $5 million and $4 million, respectively, of the allowed equity return not previously recorded.

During the nine months ended September 30, 2007 and 2008, the Company recognized approximately $32 million and $5 million, respectively, in operating income from the CTC, which was terminated in February 2008 when the transition bonds described below were issued. Additionally, during the nine months ended September 30, 2007 and 2008, the Company recognized approximately $11 million and $10 million, respectively, of the allowed equity return not previously recorded.

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

As of September 30, 2008, the Company had not recorded an allowed equity return of $209 million on the Company’s true-up balance because such return will be recognized as it is recovered in rates.

(c) Rate Proceedings

In September 2008, the Company filed an application with the Texas Utility Commission requesting an interim update to its wholesale transmission rate.  The filing results in a revenue requirement increase of $22.5 million over rates that are currently in effect.  Approximately 74% will be paid by distribution companies other than the Company.  The remaining 26% represents the Company’s share.  That amount cannot be included in rates until 2010 under the terms of the rate freeze implemented in the settlement of the Company’s 2006 rate proceeding.  In September 2008, the Texas Utility Commission staff recommended approval of the Company’s request.  The new rates went into effect in early November 2008.

(5)           Related Party Transactions and Major Customers

Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. The Company had borrowings from the money pool of $47 million and $-0- at December 31, 2007 and September 30, 2008, respectively.

At December 31, 2007 and September 30, 2008, the Company had a $750 million note receivable from its parent.

For the three months ended September 30, 2007 and 2008, the Company had net interest income related to affiliate borrowings of $13 million and $8 million, respectively, and $36 million and $25 million, respectively, for the nine months ended September 30, 2007 and 2008.

CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $25 million and $27 million for the three months ended September 30, 2007 and

2008, respectively, and $75 million and $85 million for the nine months ended September 30, 2007 and 2008, respectively, and are included primarily in operation and maintenance expenses.

The Company paid a dividend of $158 million to its parent during the three months ended September 30, 2008.

Major Customers. Revenues derived from energy delivery charges provided by the Company to subsidiaries of RRI totaled $196 million and $199 million for the three months ended September 30, 2007 and 2008, respectively, and $496 million and $492 million for the nine months ended September 30, 2007 and 2008, respectively.

(6)           Long-Term Debt

Revolving Credit Facility. As of December 31, 2007 and September 30, 2008, the Company had $50 million and $171 million of borrowings, respectively, under its $300 million credit facility. As of both December 31, 2007 and September 30, 2008, the Company had approximately $4 million of outstanding letters of credit under its credit facility. The Company was in compliance with all debt covenants as of September 30, 2008.

Other. At both December 31, 2007 and September 30, 2008, the Company had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

Gas Market Manipulation Cases. A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2001. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2007. In October 2006, RRI reached a settlement of 11 class action natural gas cases pending in state court in California. The court approved this settlement in June 2007. In the other gas cases consolidated in state court in California, the Court of Appeals found that CenterPoint Energy was not a successor to the liabilities of a subsidiary of RRI, and CenterPoint Energy was dismissed from these suits in April 2008. In the Nevada federal litigation, three of the complaints were dismissed based on defendants’ filed rate doctrine defense, but the Ninth Circuit Court of Appeals reversed those dismissals and remanded the cases back to the district court for further proceedings.  In July 2008, the plaintiffs in four of the federal court cases agreed to dismiss the Company from those cases. In August 2008, the plaintiffs in five additional cases also agreed to dismiss CenterPoint Energy from those cases, but one of these plaintiffs has moved to amend its complaint to add CenterPoint Energy Services, Inc., a subsidiary of CenterPoint Energy, as a defendant in that case.  As a result, CenterPoint Energy remains a party in only two remaining gas market manipulation cases, one pending in Nevada state court in Clark County and one in federal district court in Nevada.  CenterPoint Energy believes it is not a proper defendant in the remaining cases and will continue to pursue dismissal from those cases.

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

(8)           Income Taxes

During each of the three months and nine months ended September 30, 2007, the effective tax rate was 33%. During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 37%, respectively. The most significant item affecting the comparability of the effective tax rate is the 2008 classification of approximately $2 million and $9 million for the three months and nine months ended September 30, 2008, respectively, of Texas margin tax as an income tax.

The following table summarizes the Company’s liability for uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2007 and September 30, 2008 (in millions):

	December 31, 2007	September 30, 2008
Liability for uncertain tax positions	$92	$112
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	8	11
Interest accrued on uncertain tax positions	7	12

ITEM 2.  MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies. Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders). The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2007 and the three and nine months ended September 30, 2008. Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2007 Form 10-K.

EXECUTIVE SUMMARY
Recent Events

Hurricane Ike

Our electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast early Saturday, September 13, 2008.

The strong Category 2 storm initially left more than 90 percent of our more than 2 million metered customers without power, the largest outage in our 130-year history. Most of the widespread power outages were due to power lines damaged by downed trees and debris blown by Hurricane Ike’s hurricane-force wind. In addition, on Galveston Island and along the coastal areas of the Gulf of Mexico and Galveston Bay, the storm surge and flooding from rains accompanying the storm caused significant damage or destruction of houses and businesses served by us.

We estimate that total costs to restore the electric delivery facilities damaged as a result of Hurricane Ike will be in the range of $650 million to $750 million. As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise our transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $25 million.

In addition to storm restoration costs, we estimate that we lost approximately $17 million in revenue through September 30, 2008, and will continue to lose minor amounts of revenue that would otherwise have been anticipated from those customers whose service will not be restored for a longer period. Within the first 18 days after the storm, we had restored power to all customers capable of receiving it.

We are deferring the uninsured storm restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, storm restoration costs will not affect our reported net income for 2008. As of September 30, 2008, we recorded an increase of $141 million in construction work in progress and $434 million in regulatory assets for restoration costs incurred through September 30, 2008.  Approximately $503 million of these costs are based on estimates and are included in accounts payable as of September 30, 2008.  Additional restoration costs will continue to be incurred during the fourth quarter of 2008 and possibly during the first quarter of 2009.

Assuming necessary enabling legislation is enacted by the Texas Legislature in the session that begins in January 2009, we expect to obtain recovery of our storm restoration costs through the issuance of non-recourse securitization bonds similar to the storm recovery bonds issued by another Texas utility following Hurricane Rita. Assuming those bonds are issued, we will recover the amount of storm restoration costs approved by the Public Utility Commission of Texas out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers. Alternatively, if securitization is not available, recovery of those costs would be sought through traditional regulatory mechanisms. Under our 2006 rate case settlement, we are entitled to seek an adjustment to rates in this situation, even though in most instances our rates are frozen until 2010.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our 2007 Form 10-K and “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2007 and 2008, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$445	$455	$1,187	$1,220
Transition bond companies	83	97	212	251
Total revenues	528	552	1,399	1,471
Expenses:
Operation and maintenance, excluding transition bond companies	163	167	467	502
Depreciation and amortization, excluding transition bond companies	58	71	182	208
Taxes other than income taxes	58	48	171	153
Transition bond companies	53	64	122	151
Total expenses	332	350	942	1,014
Operating income	196	202	457	457
Interest and other finance charges	(27)	(27)	(81)	(80)
Interest on transition bonds	(30)	(34)	(93)	(102)
Other income, net	17	11	51	34
Income before income taxes	156	152	334	309
Income tax expense	(51)	(54)	(111)	(113)
Net income	$105	$98	$223	$196

Throughput (in gigawatt-hours (GWh)):
Residential	8,381	8,446	19,060	19,623
Total	22,726	21,594	58,561	58,523

Average number of metered customers:
Residential	1,782,281	1,822,351	1,767,431	1,812,821
Total	2,022,448	2,066,538	2,006,344	2,055,723

Three months ended September 30, 2008 compared to three months ended September 30, 2007

We reported operating income of $202 million for the three months ended September 30, 2008, consisting of $169 million from the regulated electric transmission and distribution utility (TDU) and $33 million related to transition bond companies. For the three months ended September 30, 2007, operating income totaled $196 million, consisting of $155 million from the TDU, exclusive of an additional $11 million from the competition transition charge (CTC), and $30 million related to transition bond companies. Revenues for the TDU increased due to increased usage ($13 million), continued customer growth ($8 million), with over 42,000 metered customers added since September 30, 2007, and increased transmission-related revenues ($5 million), partially offset by the loss of revenues due to Hurricane Ike ($17 million). Operation and maintenance expense increased primarily due to higher transmission costs ($6 million) and increased support services ($2 million), partially offset by normal operating and maintenance expenses that were postponed as a result of Hurricane Ike restoration efforts ($5 million).  Depreciation and amortization increased $13 million primarily due to amounts related to the CTC, which were offset by similar amounts in revenues ($11 million). Taxes other than income taxes declined $10 million as a result of Texas margin taxes being classified as an income tax for financial reporting purposes in 2008 ($5 million) and a refund of prior year state franchise taxes ($5 million).

Nine months ended September 30, 2008 compared to nine months ended September 30, 2007

We reported operating income of $457 million for the nine months ended September 30, 2008, consisting of $352 million from the TDU, exclusive of an additional $5 million from the CTC, and $100 million related to transition bond companies. For the nine months ended September 30, 2007, operating income totaled $457 million, consisting of $335 million from the TDU, exclusive of an additional $32 million from the CTC, and $90 million related to transition bond companies. Revenues for the TDU increased due to customer growth, with over 42,000 metered customers added since September 30, 2007 ($20 million), increased usage ($18 million) primarily caused by favorable weather experienced in 2008 net of  conservation, increased transmission-related revenues ($14 million) and increased ancillary services ($6 million), partially offset by the reduced revenues due to Hurricane Ike ($17 million) and the settlement of the final fuel reconciliation in 2007 ($4 million). Operation and maintenance expense increased primarily due to higher transmission costs ($22 million), the settlement of the final fuel reconciliation in 2007 ($13 million) and increased support services ($10 million), partially offset by a gain on sale of land ($9 million) and normal operating and maintenance expenses that were postponed as a result of Hurricane Ike restoration efforts ($5 million). Depreciation and amortization increased $26 million primarily due to amounts related to the CTC, which were offset by similar amounts in revenues ($21 million). Taxes other than income taxes declined $18 million primarily as a result of the Texas margin tax being classified as an income tax for financial reporting purposes in 2008 ($16 million) and a refund of prior year state franchise taxes ($5 million).

Income Tax Expense

During each of the three months and nine months ended September 30, 2007, the effective tax rate was 33%. During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 37%, respectively. The most significant item affecting the comparability of the effective tax rate is the 2008 classification of approximately $2 million and $9 million for the three months and nine months ended September 30, 2008, respectively, of Texas margin tax as an income tax.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2007 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information” and “Risk Factors” in this Quarterly Report on Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining three months of 2008 include approximately $125 million of capital expenditures and approximately $600 million of estimated restoration costs related to Hurricane Ike.

We expect that borrowings under our credit facility, borrowings from affiliates and anticipated cash flows from operations will be sufficient to meet our cash needs for the remaining three months of 2008. Cash needs or discretionary financing or refinancing may also result in the issuance of debt securities in the capital markets or the arrangement of an additional credit facility.  Issuances of debt in the capital markets and an additional credit facility may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

Credit Facility. As of October 31, 2008, we had $243 million of borrowings and approximately $4 million of outstanding letters of credit under our $300 million credit facility. Lehman Brothers Bank, FSB, which had an approximately $11 million participation in our credit facility, stopped funding its commitments following the bankruptcy filing of its parent in September 2008. Effective November 7, 2008, we terminated Lehman Brothers Bank, FSB, as a participating lender under our facility, thereby causing an $11 million permanent reduction in the capacity of our facility.  Our credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit rating. Under our credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized, and the spread to LIBOR fluctuates based on our credit rating. Borrowings under the facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.

We are currently in compliance with the various business and financial covenants contained in our credit facility.

Temporary Investments. As of October 31, 2008, we had no external temporary investments.

Securities Registered with the SEC. In October 2008, we registered with the Securities and Exchange Commission an indeterminate principal amount of our general mortgage bonds.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At October 31, 2008, we had borrowings from the money pool aggregating $11 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the transition bonds issued by wholly owned subsidiaries. At September 30, 2008, CenterPoint Energy Transition Bond Company, LLC (TBC) had $449 million aggregate principal amount of outstanding transition bonds that were issued in 2001, CenterPoint Energy Transition Bond Company II, LLC (TBC II) had $1.65 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 and CenterPoint Energy Transition Bond Company III, LLC (TBC III) had $488 million aggregate principal amount of outstanding transition bonds that were issued in February 2008. All the transition bonds were issued in accordance with the Texas Electric Choice Plan (Texas electric restructuring law). The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in a servicing agreement between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, TBC, TBC II and TBC III, as of September 30, 2008. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition Bonds	Total
2008	$—	$—	$—	$—	$—
2009	—	—	—	208	208
2010	—	—	—	221	221
2011	—	—	—	240	240
2012	216	—	216	263	479
2013	450	—	450	284	734
2014	300	—	300	188	488
2015	—	151	151	201	352
2016	—	—	—	215	215
2017	127	—	127	230	357
2018	—	—	—	247	247
2019	—	—	—	264	264
2021	102	—	102	29	131
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$1,763	$151	$1,914	$2,590	$4,504

As of September 30, 2008, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.3 billion as shown in the following table. Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for the Company’s Debt	Issued as Collateral for CenterPoint Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,262	229	527	2,018
Total	$1,364	$229	$678	$2,271

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.5 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2008. However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Impact on Liquidity of a Downgrade in Credit Ratings. As of October 31, 2008, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook(2)	Rating	Outlook(3)
Senior Secured Debt (First Mortgage Bonds)	Baa2	Stable	BBB+	Stable	A-	Stable
Senior Secured Debt (General Mortgage Bonds)	Baa2	Stable	BBB+	Stable	BBB+	Stable
__________

(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

In October 2008, Moody’s affirmed the credit ratings and stable outlook for our senior secured debt.

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

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. Pursuant to the indenture governing CenterPoint Energy’s senior notes, a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million will cause a default. As of September 30, 2008, CenterPoint Energy had four series of senior notes outstanding aggregating $950 million in principal amount under this indenture. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Possible acquisitions, divestitures and joint ventures.   From time to time, we consider the acquisition or the disposition of assets or businesses or possible joint ventures or other joint ownership arrangements with respect to assets or businesses. Any determination to take any action in this regard will be based on market conditions and opportunities existing at the time, and accordingly, the timing, size or success of any efforts and the associated potential capital commitments are unpredictable. We may seek to fund all or part of any such efforts with proceeds from debt and/or equity issuances. Debt or equity financing may not, however, be available to us at that time due to a variety of events, including, among others, maintenance of our credit ratings, industry conditions, general economic conditions, market conditions and market perceptions.

Pension Plan Costs.  Substantially all of our employees participate in CenterPoint Energy’s qualified non-contributory defined benefit pension plan.  Net periodic pension costs will likely increase in 2009 due to decreases in CenterPoint Energy’s pension plan assets as a result of recent declines in global equity and fixed income markets.  Pension expense increases approximately $5 million for every 5% decline in plan assets.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations as our principal customers and in respect of RRI’s indemnity obligations to us;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2007 Form 10-K and in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our credit facility limits our debt (excluding transition bonds) as a percentage of our total capitalization to 65%. Additionally, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Item 4T.      CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2008 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.        LEGAL PROCEEDINGS

For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 7 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference. See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2007 Form 10-K.

Item 1A.     RISK FACTORS

Other than with respect to the risk factors set forth below, there have been no material changes from the risk factors disclosed in our 2007 Form 10-K.

We must seek recovery of significant restoration costs arising from Hurricane Ike.

Our electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast on September 13, 2008. The total cost for the restoration of the system is currently estimated to be in the range of $650 million to $750 million, but that estimate is preliminary and costs ultimately incurred could vary from that estimate.

We believe we are entitled to recover prudently incurred storm costs in accordance with applicable regulatory and legal principles. We plan to seek passage of legislation to allow securitization of the storm restoration costs through the issuance of dedicated bonds, which would be repaid over time through a charge imposed on customers. Alternatively, we have the right to seek recovery of these costs under traditional rate making principles. Our failure to recover costs incurred as a result of Hurricane Ike could adversely affect our liquidity and financial condition.

Our receivables are concentrated in a small number of retail electric providers, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our receivables from the distribution of electricity are collected from retail electric providers that supply the electricity we distribute to their customers. As of September 30, 2008, we did business with 80 retail electric providers. Adverse economic conditions, structural problems in the market served by the Electric Reliability Council of Texas, Inc. or financial difficulties of one or more retail electric providers could impair the ability of these retail providers to pay for our services or could cause them to delay such payments. We depend on these retail electric providers to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a retail electric provider cannot make timely payments. Applicable Texas Utility Commission regulations limit the extent to which we can demand credit protection from retail electric providers for payments not made prior to the shift to the provider of last resort. RRI, through its subsidiaries, is our largest customer. Approximately 48% of our $182 million in billed receivables from retail electric providers at September 30, 2008 was owed by subsidiaries of RRI. Any delay or default in payment could adversely affect our cash flows, financial condition and results of operations. RRI’s unsecured debt ratings are currently below investment grade. If RRI were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event RRI’s subsidiaries might seek to avoid honoring their obligations and claims might be made by creditors involving payments we have received from RRI’s subsidiaries.

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

In common with other companies in its line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system because we believe it to be cost prohibitive. We may not be able to recover the losses and damages to our transmission and distribution properties as a result of Hurricane Ike, or any such losses or damages sustained in the future, through a change in our regulated rates, and any such recovery may not be timely granted. Therefore, we may not be able to restore loss of, or damage to, any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

The global financial crisis may have impacts on our business and financial condition that we currently cannot predict.

  The continued credit crisis and related turmoil in the global financial system may have an impact on our business and our financial condition.  Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions.  With respect to our existing debt arrangements, Lehman Brothers Bank, FSB, which had an approximately $11 million participation in our credit facility, stopped funding its commitments following the bankruptcy filing of its parent in September 2008 and was terminated as a participating lender in November 2008, causing an $11 million reduction to the total available capacity under our facility. The credit crisis could have an impact on our remaining lenders or our customers, causing them to fail to meet their obligations to us.   Additionally, the crisis could have a broader impact on business in general in ways that could lead to reduced electricity usage, which could have a negative impact on our revenues.

Item 5.        OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2007 and 2008 was 2.78 and 2.61, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6.        EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	—	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(b)

3.2	—	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(c)

4.1	—	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1

+12	—	Computation of Ratios of Earnings to Fixed Charges

+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

+99.1	—	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By: /s/ Walter L. Fitzgerald
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  November 10, 2008

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing as indicated.

Exhibit Number		Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	—	Articles of Organization of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(b)

3.2	—	Limited Liability Company Regulations of CenterPoint Energy Houston Electric	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(c)

4.1	—	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1

+12	—	Computation of Ratios of Earnings to Fixed Charges

+31.1	—	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan

+31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

+32.1	—	Section 1350 Certification of David M. McClanahan

+32.2	—	Section 1350 Certification of Gary L. Whitlock

+99.1	—	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”