Form 10-Q
period 2009-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2009-05-11
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☑

As of April 30, 2009, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2009

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

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with Hurricane Ike;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	non-payment for our services due to financial distress of our customers;

•	the ability of Reliant Energy, Inc., now known as RRI Energy, Inc., and its subsidiaries and any successors to satisfy their other obligations to us, including indemnity obligations;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc.’s employee benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

ii

•	acquisition and merger activities involving our parent or our competitors; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2008, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

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

ITEM 1.                      FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2008	2009

Revenues	$409	$412

Expenses:
Operation and maintenance	169	189
Depreciation and amortization	96	100
Taxes other than income taxes	53	53
Total	318	342
Operating Income	91	70

Other Income (Expense):
Interest and other finance charges	(27)	(39)
Interest on transition bonds	(33)	(33)
Other, net	13	7
Total	(47)	(65)

Income Before Income Taxes	44	5
Income tax expense	(18)	(3)
Net Income	$26	$2

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS
	December 31, 2008	March 31, 2009
Current Assets:
Cash and cash equivalents	$166	$55
Accounts and notes receivable, net	227	216
Accounts and notes receivable – affiliated companies	30	137
Accrued unbilled revenues	60	40
Inventory	74	71
Taxes receivable	8	—
Deferred tax asset	1	1
Other	82	68
Total current assets	648	588

Property, Plant and Equipment:
Property, plant and equipment	7,256	7,234
Less accumulated depreciation and amortization	2,652	2,597
Property, plant and equipment, net	4,604	4,637

Other Assets:
Regulatory assets	2,832	2,804
Notes receivable — affiliated companies	750	750
Other	48	57
Total other assets	3,630	3,611

Total Assets	$8,882	$8,836

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2008	March 31, 2009
Current Liabilities:
Current portion of transition bond long-term debt	$208	$211
Accounts payable	150	52
Accounts and notes payable — affiliated companies	36	26
Taxes accrued	87	46
Interest accrued	100	47
Other	89	89
Total current liabilities	670	471

Other Liabilities:
Accumulated deferred income taxes, net	1,506	1,468
Unamortized investment tax credits	21	19
Benefit obligations	187	186
Regulatory liabilities	313	326
Notes payable — affiliated companies	151	151
Other	170	207
Total other liabilities	2,348	2,357

Long-term Debt:
Transition bonds	2,381	2,274
Other	1,843	2,092
Total long-term debt	4,224	4,366

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,230
Retained earnings	410	412
Total member’s equity	1,640	1,642

Total Liabilities and Member’s Equity	$8,882	$8,836

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2008	2009
Cash Flows from Operating Activities:
Net income	$26	$2
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	100
Amortization of deferred financing costs	3	6
Deferred income taxes	(11)	(5)
Changes in other assets and liabilities:
Accounts and notes receivable, net	19	31
Accounts receivable/payable, affiliates	(17)	5
Inventory	(1)	3
Accounts payable	4	(75)
Taxes receivable	3	8
Interest and taxes accrued	(64)	(94)
Net regulatory assets and liabilities	8	1
Other current assets	13	13
Other current liabilities	16	—
Other assets	1	(4)
Other liabilities	(6)	1
Net cash provided by (used in) operating activities	90	(8)

Cash Flows from Investing Activities:
Capital expenditures	(80)	(120)
Increase in notes receivable from affiliates, net	—	(114)
Decrease (increase) in restricted cash of transition bond companies	(13)	1
Other, net	(11)	(3)
Net cash used in investing activities	(104)	(236)

Cash Flows from Financing Activities:
Long-term revolving credit facility, net	(50)	(251)
Proceeds from long-term debt	488	500
Payments of long-term debt	(77)	(104)
Debt issuance costs	(5)	(4)
Increase (decrease) in short-term notes with affiliates, net	66	(8)
Dividend to parent	(483)	—
Other, net	1	—
Net cash provided by (used in) financing activities	(60)	133

Net Decrease in Cash and Cash Equivalents	(74)	(111)
Cash and Cash Equivalents at Beginning of Period	128	166
Cash and Cash Equivalents at End of Period	$54	$55

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$105	$123
Income taxes (refunds), net	(5)	(9)
Non-cash transactions:
Accounts payable related to capital expenditures	$25	$26

See Notes to the Company’s Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)         Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston or the Company). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2008 (CenterPoint Houston Form 10-K).

Background. The Company engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston.  The Company is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At March 31, 2009, the Company had three subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC and CenterPoint Energy Transition Bond Company III, LLC (collectively, the transition bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto.  For further discussion of the transition bond companies, see Note 4.

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

(2)         New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141 (Revised 2007), “Business Combinations” (SFAS No. 141R). SFAS No. 141R will significantly change the accounting for business combinations. Under SFAS No. 141R, an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition date fair value with limited exceptions. SFAS No. 141R also includes a substantial number of new disclosure requirements and applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As the provisions of SFAS No. 141R are applied prospectively, the impact to the Company cannot be determined until applicable transactions occur.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements ─ an Amendment of ARB No. 51” (SFAS No. 160). SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This accounting standard is effective for fiscal years and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company’s adoption of SFAS No. 160 as of January 1, 2009 did not have a material impact on its financial position, results of operations or cash flows.

In December 2008, the FASB issued FASB Staff Position No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which amends SFAS No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  FSP 132(R)-1 expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. The Company expects that the adoption of FSP 132(R)-1 will not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) and APB 28-1, “Interim Financial Reporting.” FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. FSP 107-1 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. The Company expects that the adoption of FSP 107-1 will not have a material impact on its financial position, results of operations or cash flows.

(3)         Employee Benefit Plans

The Company’s employees participate in CenterPoint Energy’s postretirement benefit plan.  The Company’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2008	2009
	(in millions)
Interest cost	$4	$5
Expected return on plan assets	(3)	(2)
Amortization of transition obligation	2	1
Net periodic cost	$3	$4

The Company expects to contribute approximately $8 million to its postretirement benefits plan in 2009, of which $2 million had been contributed as of March 31, 2009.

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

The Company deferred the uninsured system restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, system restoration costs did not affect the Company’s reported net income for 2008 or the first quarter of 2009. As of March 31, 2009, the Company had balances of $161 million in construction work in progress and $437 million in regulatory assets related to restoration costs incurred through March 31, 2009.  In April 2009, the Company filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in carrying costs, pursuant to the legislation described below.  The Company expects to incur additional costs, currently estimated at $12 million, related to Hurricane Ike, principally related to the reconstruction of certain substations on Galveston Island, and will seek to recover those costs through the regulatory process at a later date.

In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover through charges to customers.  The legislation authorizes the Texas Utility Commission to issue a financing order that would permit a utility like the Company to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allows the utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation requires the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  The time periods for the Texas Utility Commission to act on the two applications can run concurrently, but the Texas Utility Commission can delay issuing a financing order until it has ruled on the amount of recoverable system restoration costs.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorizes the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In the application it filed in April 2009, the Company seeks approval for recovery of a total of approximately $678 million, which includes the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs, and carrying costs calculated through August 2009.  The Company also plans to apply for a financing order which would authorize it to issue system restoration bonds to recover the portion of the $678 million related to distribution service, or approximately $657 million.  Assuming those bonds are issued, the Company will recover the distribution portion of system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  The Company will also seek to recover the remaining approximately $21 million related to transmission service through the existing annual transmission cost of service tariff.  Although the Company believes the storm restoration costs it is seeking authorization to recover and the amounts it will seek authorization to securitize are in accordance with applicable regulatory requirements, as in any regulatory proceeding, there can be no assurance that the Texas Utility Commission will authorize recovery or securitization of the full amounts requested by the Company.

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

•
reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow the Company to recover EMCs paid to Reliant Energy, Inc., now known as RRI Energy, Inc. (RRI);

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

Review by the Texas Supreme Court of the court of appeals decision is at the discretion of the court. In November 2008, the Texas Supreme Court requested the parties to the Petitions for Review to submit briefs on the merits of the issues raised.  Briefing at the Texas Supreme Court should be completed in May 2009.  Although the Texas Supreme Court has not indicated whether it will grant review of the lower court’s decision, its request for full briefing on the merits allowed the parties to more fully explain their positions. There is no prescribed time in which the Texas Supreme Court must determine whether to grant review or, if review is granted, for a decision by that court. Although the Company and CenterPoint Energy believe that the Company’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, the Company can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows the Company to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and the Company appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two of the appellants have requested further review from the Texas Supreme Court.  In March 2009, the Texas Supreme Court requested that the parties file briefs on the merits in their appeals.  Briefing at the Texas Supreme Court should be completed in May 2009.  Review by the Texas Supreme Court is discretionary with that court, and there is no deadline for its action on appeals.  The ultimate outcome of this matter cannot be predicted at this time. However, the Company does not expect the disposition of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

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

During the three months ended March 31, 2008 and 2009, the Company recognized approximately $5 million and $-0-, respectively, in operating income from the CTC. Additionally, during each of the three months ended March 31, 2008 and 2009, the Company recognized approximately $2 million of the allowed equity return not previously recognized. As of March 31, 2009, the Company had not recognized an allowed equity return of $205 million on its true-up balance because such return will be recognized as it is recovered in rates.

(5)         Fair Value Measurements

Effective January 1, 2008, the Company adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about the Company’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, the Company adopted SFAS No. 157 for nonfinancial assets and liabilities, which adoption had no impact on the Company’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments.  At March 31, 2009, the Company held Level 1 investments of $58 million, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. The Company had no Level 2 assets or liabilities at March 31, 2009.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect the Company’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. The Company develops these inputs based on the best information available, including the Company’s own data.  The Company had no Level 3 assets or liabilities at March 31, 2009.

(6)         Related Party Transactions and Major Customers

Related Party Transactions. The Company participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper.  The Company had money pool borrowings of $8 million at December 31, 2008 and money pool investments of $114 million at March 31, 2009.

At December 31, 2008 and March 31, 2009, the Company had a $750 million note receivable from its parent.

For the three months ended March 31, 2008 and 2009, the Company had net interest income related to affiliate borrowings of $10 million and $5 million, respectively.

CenterPoint Energy provides some corporate services to the Company. The costs of services have been charged directly to the Company using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had the Company not been an affiliate. Amounts charged to the Company for these services were $29 million and $32 million for the three months ended March 31, 2008 and 2009, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. During each of the three months ended March 31, 2008 and 2009, revenues derived from energy delivery charges provided by the Company to subsidiaries of RRI totaled $142 million.  For a discussion of RRI’s sale of its Texas retail business, see Note 10.

(7)         Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Revolving Credit Facility. The Company’s $600 million 364-day credit facility is secured by a pledge of $600 million of general mortgage bonds issued by the Company. This credit facility will terminate if bonds are issued to securitize the distribution-related costs incurred as a result of Hurricane Ike and if those bonds are issued prior to the November 24, 2009 expiration of the facility.  In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs associated with hurricanes or other major storms that utilities are entitled to recover.  The legislation authorizes the Texas Utility Commission to issue a financing order that would permit a utility like the Company to recover the distribution portion of those costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously. The Company expects to seek regulatory approval for the issuance of such bonds during 2009.  For further discussion of the system restoration bonds, see Note 4(a).

Borrowing costs for London Interbank Offered Rate (LIBOR)-based loans under the facility will be at a margin of 2.25 percent above LIBOR rates, based on the Company’s current ratings. In addition, the Company will pay lenders, based on current ratings, a per annum commitment fee of 0.5 percent for their commitments under the facility and a quarterly duration fee of 0.75 percent on the average amount of outstanding borrowings during the quarter. The spread to LIBOR and the commitment fee fluctuate based on the borrower’s credit rating. The facility contains covenants, including a debt (excluding transition and other securitization bonds) to total capitalization covenant. Bank fees associated with the establishment of this credit facility aggregated approximately $13 million.  From inception through March 31, 2009, there have been no borrowings under the credit facility.

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

Revolving Credit Facilities. The Company’s $289 million credit facility’s first drawn cost is LIBOR plus 45 basis points based on the Company’s current credit ratings. The facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant. An additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the Company’s credit rating.

As of December 31, 2008 and March 31, 2009, the Company had $251 million and $-0- of borrowings, respectively, under its $289 million credit facility. In addition, the Company had approximately $4 million of outstanding letters of credit under its $289 million credit facility as of both December 31, 2008 and March 31, 2009. The Company was in compliance with all debt covenants as of March 31, 2009.

Other. At both December 31, 2008 and March 31, 2009, the Company had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)         Commitments and Contingencies

Legal Matters

RRI Indemnified Litigation

Gas Market Manipulation Cases. The Company, CenterPoint Energy or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their present and former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. RRI, CenterPoint Energy’s former affiliate, was a participant in gas trading in the California and Western markets.  These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws.  Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees.  CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009.  Most of these cases have settled or CenterPoint Energy has been dismissed from them.  CenterPoint Energy Services, Inc. (CES), an indirect subsidiary of CenterPoint Energy is a defendant or sought to be added as a defendant in two cases now pending in federal court in Wisconsin and Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but the plaintiffs have asked for reconsideration of the dismissal.  CenterPoint Energy believes that neither it nor CES is a proper defendant in the remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Energy does not expect the ultimate outcome of these matters to have a material impact on its financial condition, results of operations or cash flows.

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

(9)         Income Taxes

During the three months ended March 31, 2008 and 2009, the effective tax rate was 41% and 56%, respectively. The most significant item affecting the comparability of the effective tax rate is the lower pre-tax income in 2009.

The following table summarizes the Company’s uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2008 and March 31, 2009:

	December 31, 2008	March 31, 2009
	(In millions)
Liability for uncertain tax positions	$123	$158
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	11	12
Interest accrued on uncertain tax positions	14	16

(10)      Subsequent Event

On May 1, 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  As a consequence of its acquisition of the RRI retail business, NRG Retail LLC, which the Company understands will continue to make retail electric sales under the “Reliant Energy” brand, is expected to become the Company’s largest customer for retail electric deliveries.

In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in the Company’s service territory.  The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including the Company, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

ITEM 2.        MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three months ended March 31, 2008 and the three months ended March 31, 2009.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2008 Form 10-K.

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

We deferred the uninsured system restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, system restoration costs did not affect our reported net income for 2008 or the first quarter of 2009. As of March 31, 2009, we had balances of $161 million in construction work in progress and $437 million in regulatory assets related to restoration costs incurred through March 31, 2009.  In April 2009, we filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in carrying costs, pursuant to the legislation described below.  We expect to incur additional costs, currently estimated at $12 million, related to Hurricane Ike, principally related to the reconstruction of certain substations on Galveston Island, and will seek to recover those costs through the regulatory process at a later date.

In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover through charges to customers.  The legislation authorizes the Texas Utility Commission to issue a financing order that would permit a utility like us to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allows the utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation requires the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  The time periods for the Texas Utility Commission to act on the two applications can run concurrently, but the Texas Utility Commission can delay issuing a financing order until it has ruled on the amount of recoverable system restoration costs.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorizes the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In the application we filed in April 2009, we seek approval for recovery of a total of approximately $678 million, which includes the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs, and carrying costs calculated through August 2009. We also plan to apply for a financing order which would authorize us to issue system restoration bonds to recover the portion of the $678 million related to distribution service, or approximately $657 million.  Assuming those bonds are issued, we will recover the distribution portion of system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  We will also seek to recover the remaining approximately $21 million related to transmission service through the existing annual transmission cost of service tariff.  Although we believe the storm restoration costs we are seeking authorization to recover and the amounts we will seek authorization to securitize are in accordance with applicable regulatory requirements, as in any regulatory proceeding, there can be no assurance that the Texas Utility Commission will authorize recovery or securitization of the full amounts requested by us.

Debt Financing Transactions

In January 2009, we issued $500 million aggregate principal amount of general mortgage bonds due in March 2014 with an interest rate of 7.00%.  The proceeds from the sale of the bonds are being used for general corporate purposes, including the repayment of outstanding borrowings under our revolving credit facility and the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the 2008 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2008 and 2009, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2008	2009
	(in millions)
Revenues:
Electric transmission and distribution utility	$346	$346
Transition bond companies	63	66
Total revenues	409	412
Expenses:
Operation and maintenance, excluding transition bond companies	168	188
Depreciation and amortization, excluding transition bond companies	66	68
Taxes other than income taxes	53	53
Transition bond companies	31	33
Total expenses	318	342
Operating income	91	70
Interest and other finance charges	(27)	(39)
Interest on transition bonds	(33)	(33)
Other income, net	13	7
Income before income taxes	44	5
Income tax expense	(18)	(3)
Net income	$26	$2

Throughput (in gigawatt-hours (GWh)):
Residential	4,403	3,967
Total	16,570	15,142

Number of metered customers – end of period:
Residential	1,806,542	1,838,766
Total	2,048,316	2,082,930

Three months ended March 31, 2009 compared to three months ended March 31, 2008

We reported operating income of $70 million for the three months ended March 31, 2009, consisting of $37 million for the regulated electric transmission and distribution utility (TDU) and $33 million related to the transition bonds. For the three months ended March 31, 2008, operating income totaled $91 million, consisting of $54 million for the TDU, $5 million for the competition transition charge and $32 million related to the transition bonds.  TDU revenues were unchanged as higher transmission-related revenues ($12 million), higher revenues due to customer growth ($4 million) from the addition of over 34,000 new customers and revenues from implementation of the advanced metering system (AMS) ($5 million) were offset by declines in use ($18 million), in part caused by milder weather, and lower other revenues ($2 million).  Operation and maintenance expenses increased primarily due to higher transmission costs billed by transmission providers ($9 million), higher pension expense ($5 million), the AMS project expenses ($2 million) and other expense increases ($4 million). Future changes in pension expense over our 2007 base year will be deferred until our next general rate case pursuant to Texas regulatory provisions.

Income Tax Expense. During the three months ended March 31, 2008 and 2009, the effective tax rate was 41% and 56%, respectively. The most significant item affecting the comparability of the effective tax rate is the lower pre-tax income in 2009.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2008 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining nine months of 2009 include approximately $345 million of capital expenditures and $104 million of scheduled principal payments on transition bonds.

We expect that borrowings under our credit facilities, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in the remainder of 2009. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for our long-term debt and that of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

General Mortgage Bonds. In January 2009, we issued $500 million aggregate principal amount of general mortgage bonds due in March 2014 with an interest rate of 7.00%.  The proceeds from the sale of the bonds are being used for general corporate purposes, including the repayment of outstanding borrowings under our revolving credit facility and the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

Credit Facilities.  As of April 30, 2009, we had the following facilities (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at April 30, 2009		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012
November 25, 2008	Revolver	600	—		November 24, 2009

(1)	Includes $4 million of outstanding letters of credit.

Our $289 million credit facility’s first drawn cost is London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings. The facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant.  An additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating.

Our $600 million 364-day credit facility is secured by a pledge of $600 million of general mortgage bonds issued by us. Borrowing costs for LIBOR-based loans will be at a margin of 2.25 percent above LIBOR rates, based on our current ratings. In addition, we will pay lenders, based on current ratings, a per annum commitment fee of 0.5 percent for their commitments under the facility and a quarterly duration fee of 0.75 percent on the average amount of outstanding borrowings during the quarter. The spread to LIBOR and the commitment fee fluctuate based on our credit rating. The facility contains covenants, including a debt (excluding transition and other securitization bonds) to total capitalization covenant. The credit facility will terminate if bonds are issued to securitize the distribution-related costs incurred as a result of Hurricane Ike and if those bonds are issued prior to the November 24, 2009 expiration of the facility.

Borrowings under each of the facilities are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under each of the credit facilities are subject to acceleration upon the occurrence of events of default that we consider customary.

We are currently in compliance with the various business and financial covenants contained in the respective credit facilities as disclosed above.

Securities Registered with the SEC.  In October 2008, we and CenterPoint Energy jointly registered an indeterminate principal amount of our general mortgage bonds.

Temporary Investments.  As of April 30, 2009, we had no external temporary investments.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At April 30, 2009, we had $118 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and transition bonds issued by our wholly owned subsidiaries. At April 30, 2009, CenterPoint Energy Transition Bond Company, LLC (TBC) had $424 million aggregate principal amount of outstanding transition bonds that were issued in 2001, CenterPoint Energy Transition Bond Company II, LLC (TBC II) had $1.593 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 and CenterPoint Energy Transition Bond Company III, LLC (TBC III) had $468 million aggregate principal amount of outstanding transition bonds that were issued in February 2008.  All of the transition bonds were issued in accordance with the Texas Electric Choice Plan (Texas electric restructuring law).  The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in the servicing agreements between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, TBC, TBC II and TBC III, as of April 30, 2009. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition Bonds	Total
2009	$—	$—	$—	$104	$104
2010	—	—	—	221	221
2011	—	—	—	240	240
2012	46	—	46	262	308
2013	450	—	450	283	733
2014	800	—	800	188	988
2015	—	151	151	201	352
2016	—	—	—	215	215
2017	127	—	127	231	358
2018	—	—	—	247	247
2019	—	—	—	264	264
2020	—	—	—	29	29
2021	102	—	102	—	102
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,093	$151	$2,244	$2,485	$4,729

As of April 30, 2009, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.4 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for the Company’s Debt	Issued as Collateral for CenterPoint Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,762	829	527	3,118
Total	$1,864	$829	$678	$3,371

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $1.9 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2009.  However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Impact on Liquidity of a Downgrade in Credit Ratings. As of April 30, 2009, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt (First Mortgage Bonds)	Baa2	Stable	BBB+	Negative	A-	Stable
Senior Secured Debt (General Mortgage Bonds)	Baa2	Stable	BBB+	Negative	BBB+	Stable

(1)	A “stable” outlook from Moody’s indicates that Moody’s does not expect to put the rating on review for an upgrade or downgrade within 18 months from when the outlook was assigned or last affirmed.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

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

On April 30, 2009, S&P issued a report on CenterPoint Energy, CenterPoint Energy Resources Corp. and us.  In its report, S&P affirmed the senior long-term debt ratings of the three companies but revised its outlook to negative from stable.

A decline in credit ratings could increase borrowing costs under our two credit facilities.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of April 30, 2009, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facilities;

•	various regulatory actions;

•	the ability of our customers to satisfy their payment obligations to us;

•
the ability of Reliant Energy, Inc., now known as RRI Energy, Inc. (RRI), and its subsidiaries and any successors to satisfy their obligations, including in respect of RRI’s indemnity obligations to us;

•	the outcome of litigation brought by and against us;

•	system restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2008 Form 10-K.

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

Item 4T.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II.  OTHER INFORMATION

Item 1.          LEGAL PROCEEDINGS

For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 8 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference.  See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2008 Form 10-K.

Item 1A.       RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2008 Form 10-K.

Item 5.          OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2008 and 2009 was 1.69 and 1.04, respectively.  We do not believe that the ratios for these three-month periods are necessarily indicators of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

Item 6.          EXHIBITS

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about CenterPoint Energy Houston Electric, LLC, any other persons, any state of affairs or other matters.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Articles of Organization of CenterPoint Houston	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(b)
3.2	Limited Liability Company Regulations of CenterPoint Houston	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(c)
4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1
4.2	First Amendment to Exhibit 4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4.3	$600,000,000 Credit Agreement dated as of November 25, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.1
4.4	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4.5	Twentieth Supplemental Indenture to Exhibit 4.4, dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
4.6	Twenty-First Supplemental Indenture to Exhibit 4.4, dated as of January 9, 2009	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
4.7	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ WALTER L. FITZGERALD
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  May 11, 2009

Index to Exhibits

The following exhibits are filed herewith:

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated by reference to a prior filing of CenterPoint Houston or CenterPoint Energy as indicated.

Agreements included as exhibits are included only to provide information to investors regarding their terms. Agreements listed below may contain representations, warranties and other provisions that were made, among other things, to provide the parties thereto with specified rights and obligations and to allocate risk among them, and no such agreement should be relied upon as constituting or providing any factual disclosures about CenterPoint Energy Houston Electric, LLC, any other persons, any state of affairs or other matters.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Articles of Organization of CenterPoint Houston	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(b)
3.2	Limited Liability Company Regulations of CenterPoint Houston	CenterPoint Houston’s Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(c)
4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1
4.2	First Amendment to Exhibit 4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
4.3	$600,000,000 Credit Agreement dated as of November 25, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 25, 2008	1-31447	4.1
4.4	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	CenterPoint Houston’s Form 10-Q for the quarter ended September 30, 2002	1-3187	4(j)(1)
4.5	Twentieth Supplemental Indenture to Exhibit 4.4, dated as of December 9, 2008	CenterPoint Houston’s Form 8-K dated January 6, 2009	1-3187	4.2
4.6	Twenty-First Supplemental Indenture to Exhibit 4.4, dated as of January 9, 2009	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
4.7	Officer’s Certificate dated January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CenterPoint Energy’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+99.1	Items incorporated by reference from the CenterPoint Houston Form 10-K. Item 1A “—Risk Factors.”