Form 10-Q
period 2009-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2009-08-11
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009
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

As of July 27, 2009, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2009

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	the resolution of the true-up components, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

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

•
the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.)and its subsidiaries and any successor companies to satisfy their obligations to us, including indemnity obligations;

•	the ability of NRG Retail, LLC, the successor to RRI’s retail electric provider and our largest customer, to satisfy its obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc's employee benefit plans;

ii

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving our parent or our competitors; and

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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Revenues	$510	$521	$919	$933

Expenses:
Operation and maintenance	169	183	338	372
Depreciation and amortization	125	123	221	223
Taxes other than income taxes	52	53	105	106
Total	346	359	664	701
Operating Income	164	162	255	232

Other Income (Expense):
Interest and other finance charges	(26)	(40)	(53)	(79)
Interest on transition bonds	(35)	(33)	(68)	(66)
Other, net	10	20	23	27
Total	(51)	(53)	(98)	(118)

Income Before Income Taxes	113	109	157	114
Income tax expense	(41)	(42)	(59)	(45)
Net Income	$72	$67	$98	$69

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS
	December 31, 2008	June 30, 2009
Current Assets:
Cash and cash equivalents	$166	$125
Accounts and notes receivable, net	227	268
Accounts and notes receivable – affiliated companies	30	187
Accrued unbilled revenues	60	73
Inventory	74	72
Taxes receivable	8	—
Deferred tax asset, net	1	1
Other	82	64
Total current assets	648	790

Property, Plant and Equipment:
Property, plant and equipment	7,256	7,319
Less accumulated depreciation and amortization	2,652	2,638
Property, plant and equipment, net	4,604	4,681

Other Assets:
Regulatory assets	2,832	2,781
Notes receivable — affiliated companies	750	750
Other	48	54
Total other assets	3,630	3,585

Total Assets	$8,882	$9,056

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2008	June 30, 2009
Current Liabilities:
Current portion of transition bond long-term debt	$208	$211
Accounts payable	150	61
Accounts and notes payable — affiliated companies	36	44
Taxes accrued	87	80
Interest accrued	100	113
Other	89	91
Total current liabilities	670	600

Other Liabilities:
Accumulated deferred income taxes, net	1,506	1,448
Unamortized investment tax credits	21	18
Benefit obligations	187	188
Regulatory liabilities	313	346
Notes payable — affiliated companies	151	151
Other	170	230
Total other liabilities	2,348	2,381

Long-term Debt:
Transition bonds	2,381	2,274
Other	1,843	2,092
Total long-term debt	4,224	4,366

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,230
Retained earnings	410	479
Total member’s equity	1,640	1,709

Total Liabilities and Member’s Equity	$8,882	$9,056

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash Flows from Operating Activities:
Net income	$98	$69
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	221	223
Amortization of deferred financing costs	6	13
Deferred income taxes	(31)	(1)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(57)	(54)
Accounts receivable/payable, affiliates	(11)	16
Inventory	(1)	2
Accounts payable	6	(74)
Taxes receivable	3	8
Interest and taxes accrued	9	6
Net regulatory assets and liabilities	5	(18)
Other current assets	15	12
Other current liabilities	6	2
Other assets	—	—
Other liabilities	(4)	1
Other, net	(9)	—
Net cash provided by operating activities	256	205

Cash Flows from Investing Activities:
Capital expenditures	(184)	(222)
Increase in notes receivable from affiliates, net	—	(157)
Decrease (increase) in restricted cash of transition bond companies	(7)	6
Other, net	1	(6)
Net cash used in investing activities	(190)	(379)

Cash Flows from Financing Activities:
Long-term revolving credit facility, net	52	(251)
Proceeds from long-term debt	488	500
Payments of long-term debt	(77)	(104)
Debt issuance costs	(6)	(4)
Decrease in short-term notes with affiliates, net	(43)	(8)
Dividend to parent	(483)	—
Other, net	1	—
Net cash provided by (used in) financing activities	(68)	133

Net Decrease in Cash and Cash Equivalents	(2)	(41)
Cash and Cash Equivalents at Beginning of Period	128	166
Cash and Cash Equivalents at End of Period	$126	$125

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$108	$128
Income taxes (refunds), net	44	(3)
Non-cash transactions:
Accounts payable related to capital expenditures	15	27

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2008 (CenterPoint Houston Form 10-K).

Background. CenterPoint Houston engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston. CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company. At June 30, 2009, CenterPoint Houston had three subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC and CenterPoint Energy Transition Bond Company III, LLC (collectively, the transition bond companies). Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition property, issuing transition bonds and performing activities incidental thereto. For further discussion of the transition bond companies, see Note 4.

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

CenterPoint Houston’s Interim Condensed Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the respective periods. Amounts reported in CenterPoint Houston’s Condensed Statements of Consolidated Income are not necessarily indicative of amounts expected for a full-year period due to the effects of, among other things, (a) seasonal fluctuations in demand for energy, (b) timing of maintenance and other expenditures and (c) acquisitions and dispositions of businesses, assets and other interests.

(2)       New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) No. FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (FSP 132(R)-1), which amends Statement of Financial Accounting Standards (SFAS) No. 132(R), “Employers’ Disclosures about Pensions and Other Postretirement Benefits.”  FSP 132(R)-1 expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. FSP 132(R)-1 is effective for fiscal years ending after December 15, 2009. CenterPoint Houston expects that the adoption of FSP 132(R)-1 will not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP 107-1), which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (SFAS No. 107) and APB 28, “Interim Financial Reporting.” FSP 107-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107 to interim periods. FSP 107-1 also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. FSP 107-1 is effective for interim reporting periods ending after June 15, 2009. CenterPoint Houston’s adoption of FSP 107-1 did not have a material impact on its financial position, results of operations or cash flows.  See Note 10 for the required disclosures.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (SFAS No. 165). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. CenterPoint Houston’s adoption of SFAS No. 165 did not have a material impact on its financial position, results of operations or cash flows. See Note 11 for the subsequent event related disclosures.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167). SFAS No. 167 changes how a reporting entity determines a primary beneficiary that would consolidate the variable interest entity (VIE) from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. SFAS No. 167 requires the primary beneficiary assessment to be performed on an ongoing basis.  SFAS No. 167 also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. SFAS No.167 is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. CenterPoint Houston expects that the adoption of SFAS No. 167 will not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162” (SFAS No. 168). SFAS No. 168 establishes the FASB Accounting Standards Codification (Codification) as the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. CenterPoint Houston expects that the adoption of SFAS No. 168 will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(3)       Employee Benefit Plans

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in millions)
Interest cost	$5	$4	$9	$9
Expected return on plan assets	(3)	(2)	(6)	(4)
Amortization of transition obligation	1	2	3	3
Net periodic cost	$3	$4	$6	$8

CenterPoint Houston expects to contribute approximately $8 million to CenterPoint Energy’s postretirement benefit plan in 2009, of which $3 million and $5 million, respectively, was contributed during the three and six months ended June 30, 2009.

(4)       Regulatory Matters

(a) Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $17 million.

CenterPoint Houston deferred the uninsured system restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Houston’s reported net income for 2008 or the first six months of 2009. As of June 30, 2009, CenterPoint Houston had balances of $163 million in property, plant and equipment and $442 million in regulatory assets related to restoration costs incurred through June 30, 2009.  In April 2009, CenterPoint Houston filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs, and $55 million in projected carrying costs, pursuant to the legislation described below. CenterPoint Houston expects to incur additional costs, currently estimated at $12 million, related to Hurricane Ike, principally related to the reconstruction of certain substations on Galveston Island, and will seek to recover those costs through the regulatory process at a later date.

In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allows such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation requires the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  The time periods for the Texas Utility Commission to act on the two applications can run concurrently, but the Texas Utility Commission can delay issuing a financing order until it has ruled on the amount of recoverable system restoration costs.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorizes the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In accordance with the legislation discussed above, CenterPoint Houston has recorded a regulatory asset of $41 million representing the carrying costs on recoverable system restoration costs for the period from September 12, 2008 through June 30, 2009.  CenterPoint Houston will continue to accrue carrying costs until the associated system restoration costs are recovered by CenterPoint Houston, either through rates or through the issuance of system restoration bonds, as discussed above.  The carrying costs are based on the cost of capital established by the Texas Utility Commission in CenterPoint Houston’s 2001 rate proceeding.   In accordance with SFAS No. 92, “Regulated Enterprises — Accounting for Phase-in Plans,” the carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  The component representing a return of borrowing costs of $14 million has been recognized in the second quarter of 2009 and is included in other income in CenterPoint Houston’s Condensed Statements of Consolidated Income.  That component will continue to be recognized as earned until the associated system restoration costs are recovered.  The component representing an allowance for earnings on shareholders’ investment of $27 million is being deferred and will be recognized as it is collected through rates or, if the system restoration costs are recovered through issuance of system restoration bonds, over the life of those bonds.

In the application it filed in April 2009, CenterPoint Houston sought approval for recovery of a total of approximately $678 million, including the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs and carrying costs calculated through August 2009. On July 31, 2009, CenterPoint Houston announced that it had reached a settlement agreement with the parties to the proceeding.  Under the terms of that settlement agreement, CenterPoint Houston will be entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds are issued.  The Texas Utility Commission is expected to take final action on CenterPoint Houston’s application and the settlement agreement in August 2009.  In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.  Based on the $663 million in total costs that would be approved under the settlement agreement, approximately $643 million, plus certain costs of issuance, are eligible to be recovered through the issuance of system restoration bonds . The exact size of the bond offering will be determined by the Texas Utility Commission in a hearing currently scheduled for September 2009.  The Texas Utility Commission’s financing order, which would authorize issuance of the system restoration bonds, is expected to contain provisions related to the regulatory treatment of deferred federal income taxes associated with the costs to be recovered.  In previous securitization cases, the Texas Utility Commission has reduced the amount of costs eligible for securitization by the benefit of those deferred taxes.  Assuming system restoration bonds are issued, CenterPoint Houston will recover the distribution portion of approved system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  CenterPoint Houston will seek to recover the remaining approximately $20 million of Hurricane Ike costs related to transmission service through the existing transmission cost of service process.  Although there can be no assurance that the Texas Utility Commission’s orders will authorize recovery or securitization of the full amounts set forth in the settlement agreement, CenterPoint Houston does not believe the outcome of these proceedings will have a material adverse impact on its financial condition, results of operations or cash flows.

(b) Recovery of True-Up Balance

In March 2004, CenterPoint Houston filed its true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan (Texas electric restructuring law). In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004 and certain other adjustments.

CenterPoint Houston and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, that court issued its judgment on the various appeals. In its judgment, the district court:

•	reversed the Texas Utility Commission’s ruling that had denied recovery of a portion of the capacity auction true-up amounts;

•	reversed the Texas Utility Commission’s ruling that precluded CenterPoint Houston from recovering the interest component of the EMCs paid to retail electric providers (REPs); and

•	affirmed the True-Up Order in all other respects.

The district court’s decision would have had the effect of restoring approximately $650 million, plus interest, of the $1.7 billion the Texas Utility Commission had disallowed from CenterPoint Houston’s initial request.

CenterPoint Houston and other parties appealed the district court’s judgment to the Texas Third Court of Appeals, which issued its decision in December 2007. In its decision, the court of appeals:

•	reversed the district court’s judgment to the extent it restored the capacity auction true-up amounts;

•
reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow CenterPoint Houston to recover EMCs paid to RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.);

•	ordered that the tax normalization issue described below be remanded to the Texas Utility Commission as requested by the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.

In April 2008, the court of appeals denied all motions for rehearing and reissued substantially the same opinion as it had rendered in December 2007.

In June 2008, CenterPoint Houston petitioned the Texas Supreme Court for review of the court of appeals decision. In its petition, CenterPoint Houston seeks reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit CenterPoint Houston to utilize the partial stock valuation methodology for determining the market value of its former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that CenterPoint Houston could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) CenterPoint Houston should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true up award.

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court is scheduled for October 2009.  Although CenterPoint Houston believes that its true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, CenterPoint Houston can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Houston recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in CenterPoint Houston’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, CenterPoint Houston anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $170 million to $385 million (pre-tax) plus interest subsequent to December 31, 2008.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. CenterPoint Energy believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and in March 2008 adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Houston’s results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party, in the petitions for review or briefs filed with the Texas Supreme Court, has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. CenterPoint Energy and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005 a subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

In July 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized CenterPoint Houston to impose a charge on REPs to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed CenterPoint Houston to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). CenterPoint Houston implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. The return on the CTC portion of the true-up balance was included in CenterPoint Houston’s tariff-based revenues beginning September 13, 2005. Effective August 1, 2006, the interest rate on the unrecovered balance of the CTC was reduced from 11.075% to 8.06% pursuant to a revised rule adopted by the Texas Utility Commission in June 2006. Recovery of rate case expenses under Rider RCE was completed in September 2008.

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two of the appellants have requested further review from the Texas Supreme Court.  In June 2009, the Texas Supreme Court agreed to hear those appeals, with oral argument before the court scheduled for October 2009. The ultimate outcome of this matter cannot be predicted at this time. However, CenterPoint Houston does not expect the disposition of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the six months ended June 30, 2008, CenterPoint Houston recognized approximately $5 million in operating income from the CTC.

As of June 30, 2009, CenterPoint Energy had not recognized an allowed equity return of $201 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During the three months ended June 30, 2008 and 2009, CenterPoint Houston recognized approximately $2 million and $4 million, respectively, of the allowed equity return not previously recognized.  During the six months ended

June 30, 2008 and 2009, CenterPoint Houston recognized approximately $4 million and $6 million, respectively, of the allowed equity return not previously recognized.

(c) Rate Proceedings

In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain energy efficiency program costs, an energy efficiency performance bonus for 2008 programs and carrying costs totaling approximately $10 million. The application seeks to begin recovery of these costs through a surcharge effective July 1, 2010.  CenterPoint Houston expects an order from the Texas Utility Commission in the third quarter of 2009.

(5)       Fair Value Measurements

Effective January 1, 2008, CenterPoint Houston adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157), which requires additional disclosures about CenterPoint Houston’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CenterPoint Houston adopted SFAS No. 157 for nonfinancial assets and liabilities, which adoption had no impact on CenterPoint Houston’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheet are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in SFAS No. 157 and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At June 30, 2009, CenterPoint Houston held Level 1 investments of $53 million, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at June 30, 2009.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect CenterPoint Houston’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Houston develops these inputs based on the best information available, including CenterPoint Houston’s own data.  CenterPoint Houston had no Level 3 assets or liabilities at June 30, 2009.

(6)       Related Party Transactions and Major Customers

Related Party Transactions. CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. CenterPoint Houston had borrowings from the money pool of $8 million at December 31, 2008 and investments in the money pool of $157 million at June 30, 2009.

At December 31, 2008 and June 30, 2009, CenterPoint Houston had a $750 million note receivable from its parent.

For the three months ended June 30, 2008 and 2009, CenterPoint Houston had net interest income related to affiliate borrowings of $7 million and $5 million, respectively, and $17 million and $10 million, respectively, for the six months ended June 30, 2008 and 2009.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $29 million and $30 million for the three months ended June 30, 2008 and 2009, respectively, and $58 million and $62 million for the six months ended June 30, 2008 and 2009, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Revenues derived from energy delivery charges to CenterPoint Houston’s largest customer, a REP that was formerly a subsidiary of RRI and is currently a subsidiary of NRG Energy, Inc., totaled $151 million for each of the three months ended June 30, 2008 and 2009 and $293 million for each of the six months ended June 30, 2008 and 2009.  In May 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.

(7)       Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Revolving Credit Facility. CenterPoint Houston’s $600 million 364-day credit facility is secured by a pledge of $600 million of CenterPoint Houston’s general mortgage bonds. Borrowing costs for the London Interbank Offered Rate (LIBOR)-based loans under such facility will be at a margin of 2.25 percent above LIBOR rates, based on CenterPoint Houston’s current ratings. In addition, CenterPoint Houston will pay lenders, based on current ratings, a per annum commitment fee of 0.5 percent for their commitments under the facility and a quarterly duration fee of 0.75 percent on the average amount of outstanding borrowings during the quarter. The spread to LIBOR and the commitment fee fluctuate based on CenterPoint Houston’s credit rating. The facility contains covenants, including a debt (excluding transition and other securitization bonds) to total capitalization covenant. Bank fees associated with the establishment of this credit facility aggregated approximately $13 million.  From inception through June 30, 2009, there have been no borrowings under the credit facility.

In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs associated with hurricanes or other major storms that utilities are entitled to recover.  The legislation authorizes the Texas Utility Commission to issue a financing order that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously. CenterPoint Houston filed an application for a financing order in July 2009 and expects to issue such bonds during 2009.  CenterPoint Houston’s $600 million credit facility will terminate prior to its November 24, 2009 scheduled expiration date if bonds are issued to securitize costs incurred as a result of Hurricane Ike.

(b) Long-term Debt

General Mortgage Bonds. In January 2009, CenterPoint Houston issued $500 million aggregate principal amount of general mortgage bonds, due in March 2014 with an interest rate of 7.00%.  The proceeds from the sale of the bonds were used for general corporate purposes, including the repayment of outstanding borrowings under its revolving credit facility and the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

Revolving Credit Facility. CenterPoint Houston’s $289 million credit facility’s first drawn cost is LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant.  An additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on CenterPoint Houston’s credit rating.

As of December 31, 2008 and June 30, 2009, CenterPoint Houston had $251 million and $-0- of borrowings, respectively, under its $289 million credit facility. In addition, CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility as of both December 31, 2008 and June 30, 2009. CenterPoint Houston was in compliance with all debt covenants as of June 30, 2009.

Other. At both December 31, 2008 and June 30, 2009, CenterPoint Houston had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)       Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases. CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), an indirect subsidiary of CenterPoint Energy, is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but the plaintiffs have indicated that they will appeal the dismissal. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

On May 1, 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory.  The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy or CenterPoint Houston. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from the purchaser. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Environmental.  From time to time CenterPoint Houston has received notices from regulatory authorities or others regarding its status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CenterPoint Houston has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Proceedings

CenterPoint Houston is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. CenterPoint Houston regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. CenterPoint Houston does not expect the disposition of these matters to have a material adverse effect on CenterPoint Houston’s financial condition, results of operations or cash flows.

(9)       Income Taxes

During the three months and six months ended June 30, 2008, the effective tax rate was 36% and 38%, respectively.  During the three months and six months ended June 30, 2009, the effective tax rate was 39% and 40%, respectively.

The following table summarizes CenterPoint Houston’s uncertain tax positions in accordance with FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” at December 31, 2008 and June 30, 2009:

	December 31, 2008	June 30, 2009
	(in millions)
Liability for uncertain tax positions	$123	$177
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	11	13
Interest accrued on uncertain tax positions	14	22

In July 2009, CenterPoint Energy settled its federal income tax returns for tax years 2004 and 2005.  As a result of the settlement, CenterPoint Houston, included in the consolidated income tax returns of CenterPoint Energy, expects to recognize a reduction in the liability for uncertain tax positions of approximately $37 million.

(10)       Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, short-term borrowings and the $750 million notes receivable from CenterPoint Houston’s parent are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long- term notes payable to parent and excluding capital leases)	$4,582	$4,424	$4,728	$4,842

(11)       Subsequent Events

CenterPoint Houston has evaluated all subsequent events through the date these Interim Condensed Financial Statements were issued, which was August 11, 2009.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2008 and the three and six months ended June 30, 2009.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2008 Form 10-K.

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

We deferred the uninsured system restoration costs as management believes it is probable that such costs will be recovered through the regulatory process. As a result, system restoration costs did not affect our reported net income for 2008 or the first six months of 2009. As of June 30, 2009, we had balances of $163 million in property, plant and equipment and $442 million in regulatory assets related to restoration costs incurred through June 30, 2009.  In April 2009, we filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs, and $55 million in projected carrying costs, pursuant to the legislation described below.  We expect to incur additional costs, currently estimated at $12 million, related to Hurricane Ike, principally related to the reconstruction of certain substations on Galveston Island, and will seek to recover those costs through the regulatory process at a later date.

In April 2009, the Texas Legislature enacted legislation that authorizes the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like us to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allows such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation requires the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  The time periods for the Texas Utility Commission to act on the two applications can run concurrently, but the Texas Utility Commission can delay issuing a financing order until it has ruled on the amount of recoverable system restoration costs.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorizes the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In accordance with the legislation discussed above, we have recorded a regulatory asset of $41 million representing the carrying costs on recoverable system restoration costs for the period from September 12, 2008 through June 30, 2009.  We will continue to accrue carrying costs until the associated system restoration costs are recovered by us, either through rates or through the issuance of system restoration bonds, as discussed above.  The carrying costs are based on the cost of capital established by the Texas Utility Commission in our 2001 rate proceeding.   In accordance with SFAS No. 92, “Regulated Enterprises — Accounting for Phase-in Plans,” the carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  The component representing a return of borrowing costs of $14 million has been recognized in the second quarter of 2009 and is included in other income in our Condensed Statements of Consolidated Income.  That component will continue to be recognized as earned until the associated system restoration costs are recovered.  The component representing an allowance for earnings on shareholders’ investment of $27 million is being deferred and will be recognized as it is collected through rates or, if the system restoration costs are recovered through issuance of system restoration bonds, over the life of those bonds.

In the application we filed in April 2009, we sought approval for recovery of a total of approximately $678 million, including the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs and carrying costs calculated through August 2009. On July 31, 2009, we announced that we had reached a settlement agreement with the parties to the proceeding.  Under the terms of that settlement agreement, we will be entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds are issued.  The Texas Utility Commission is expected to take final action on our application and the settlement agreement in August 2009.  In July 2009, we filed with the Texas Utility Commission our application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.  Based on the $663 million in total costs that would be approved under the settlement agreement, approximately $643 million, plus certain costs of issuance, are eligible to be recovered through the issuance of system restoration bonds.  The exact size of the bond offering will be determined by the Texas Utility Commission in a hearing currently scheduled for September 2009.  The Texas Utility Commission’s financing order, which would authorize issuance of the system restoration bonds, is expected to contain provisions related to the regulatory treatment of deferred federal income taxes associated with the costs to be recovered.  In previous securitization cases, the Texas Utility Commission has reduced the amount of costs eligible for securitization by the benefit of those deferred taxes.  Assuming system restoration bonds are issued, we will recover the distribution portion of approved system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  We will seek to recover the remaining approximately $20 million of Hurricane Ike costs related to transmission service through the existing transmission cost of service process.  Although there can be no assurance that the Texas Utility Commission’s orders will authorize recovery or securitization of the full amounts set forth in the settlement agreement, we do not believe the outcome of these proceedings will have a material adverse impact on our financial condition, results of operations or cash flows.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the 2008 Form 10-K.

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2008 and 2009, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$419	$432	$765	$778
Transition bond companies	91	89	154	155
Total revenues	510	521	919	933
Expenses:
Operation and maintenance, excluding transition bond companies	167	181	335	369
Depreciation and amortization, excluding transition bond companies	71	69	137	137
Taxes other than income taxes	52	53	105	106
Transition bond companies	56	56	87	89
Total expenses	346	359	664	701
Operating income	164	162	255	232
Interest and other finance charges	(26)	(40)	(53)	(79)
Interest on transition bonds	(35)	(33)	(68)	(66)
Other income, net	10	20	23	27
Income before income taxes	113	109	157	114
Income tax expense	(41)	(42)	(59)	(45)
Net income	$72	$67	$98	$69

Throughput (in gigawatt-hours (GWh)):
Residential	6,774	6,831	11,177	10,798
Total	20,360	19,841	36,929	34,983

Number of metered customers at period end:
Residential	1,820,092	1,846,908	1,820,092	1,846,908
Total	2,063,924	2,092,209	2,063,924	2,092,209

Three months ended June 30, 2009 compared to three months ended June 30, 2008

We reported operating income of $162 million for the three months ended June 30, 2009, consisting of $129 million from the regulated electric transmission and distribution utility (TDU) and $33 million related to transition bond companies. For the three months ended June 30, 2008, operating income totaled $164 million, consisting of $129 million from the TDU and $35 million related to transition bond companies. TDU revenues increased $13 million primarily due to higher transmission-related revenues ($15 million), higher revenues due to customer growth ($3 million) from the addition of over 28,000 new customers and revenues from implementation of the advanced metering system (AMS) ($3 million), which were partially offset by declines in use ($4 million), primarily caused by milder weather, and lower other revenues ($2 million).  Operation and maintenance expenses increased $14 million primarily due to higher transmission costs billed by transmission providers ($6 million) and a gain on a land sale in 2008 ($9 million).

Six months ended June 30, 2009 compared to six months ended June 30, 2008

We reported operating income of $232 million for the six months ended June 30, 2009, consisting of $166 million from the TDU and $66 million related to transition bond companies. For the six months ended June 30, 2008, operating income totaled $255 million, consisting of $183 million from the TDU, exclusive of an additional $5 million from the CTC and $67 million related to transition bond companies. TDU revenues increased $13 million primarily due to higher transmission-related revenues ($27 million), higher revenues due to customer growth ($7 million) from the addition of over 28,000 new customers and revenues from implementation of AMS ($8 million), which were partially offset by declines in use ($22 million), in part caused by milder weather, and lower other revenues ($3 million).  Operation and maintenance expenses increased $34 million primarily due to higher transmission costs billed by transmission providers ($15 million), higher pension expense ($6 million), AMS project expenses ($3 million) and a gain on a land sale in 2008 ($9 million). Future changes in pension expense over our 2007 base year amount will be deferred until our next general rate case pursuant to Texas regulatory provisions.

Interest and Other Finance Charges

Interest and other finance charges increased for the three months and six months ended June 30, 2009 by $14 million and $26 million, respectively, due to increased borrowing levels in 2009 compared to the same periods in 2008.

Income Tax Expense

During the three months and six months ended June 30, 2008, the effective tax rate was 36% and 38%, respectively.  During the three months and six months ended June 30, 2009, the effective tax rate was 39% and 40%, respectively.

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

On May 1, 2009, RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  The NRG Energy, Inc. subsidiary is the successor to the retail electric sales business of RRI and has become the largest REP in our service territory.  Under the terms of the separation agreement between us and RRI, a successor to RRI’s businesses, such as the retail electric business acquired by the NRG Energy, Inc. subsidiary, must assume certain indemnity obligations described in that separation agreement to the extent those obligations relate to the businesses acquired.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in our service territory. The sale does not alter RRI’s contractual obligations to indemnify us for certain liabilities, including their indemnification regarding certain litigation.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2009 include approximately $238 million of capital expenditures and $104 million of scheduled payments on transition bonds.

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

Credit Facilities. As of July 27, 2009, we had the following facilities (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at July 27, 2009		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012
November 25, 2008	Revolver	600	—		November 24, 2009
________
(1)	Includes $4 million of outstanding letters of credit.

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

Our $600 million 364-day credit facility is secured by a pledge of $600 million of general mortgage bonds issued by us. Borrowing costs for the LIBOR-based loans under such facility will be at a margin of 2.25 percent above LIBOR rates, based on our current ratings. In addition, we will pay lenders, based on current ratings, a per annum commitment fee of 0.5 percent for their commitments under the facility and a quarterly duration fee of 0.75 percent on the average amount of outstanding borrowings during the quarter. The spread to LIBOR and the commitment fee fluctuate based on our credit rating. The facility contains covenants, including a debt (excluding transition and other securitization bonds) to total capitalization covenant. The credit facility will terminate prior to its November 24, 2009 scheduled expiration date if bonds are issued to securitize costs incurred as a result of Hurricane Ike.

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

Securities Registered with the SEC. In October 2008, we registered an indeterminate principal amount of our general mortgage bonds under a joint registration statement with CenterPoint Energy.

Temporary Investments. As of July 27, 2009, we had no external temporary investments.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At July 27, 2009, we had investments in the money pool aggregating $170 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the transition bonds issued by our wholly owned subsidiaries. At June 30, 2009, CenterPoint Energy Transition Bond Company, LLC (TBC) had $424 million aggregate principal amount of outstanding transition bonds that were issued in 2001, CenterPoint Energy Transition Bond Company II, LLC (TBC II) had $1.593 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 and CenterPoint Energy Transition Bond Company III, LLC (TBC III) had $468 million aggregate principal amount of outstanding transition bonds that were issued in February 2008. All of the transition bonds were issued in accordance with the Texas Electric Choice Plan (Texas electric restructuring law). The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in the servicing agreements between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, TBC, TBC II and TBC III, as of June 30, 2009. Amounts are expressed in millions.

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

As of June 30, 2009, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.4 billion as shown in the following table. Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for CenterPoint Houston’s Debt	Issued as Collateral for CenterPoint Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,762	829	527	3,118
Total	$1,864	$829	$678	$3,371

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $1.4 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2009. However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Impact on Liquidity of a Downgrade in Credit Ratings. As of August 3, 2009, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt (First Mortgage Bonds)	Baa1	Stable	BBB+	Negative	A-	Stable
Senior Secured Debt (General Mortgage Bonds)	Baa1	Stable	BBB+	Negative	BBB+	Stable
__________
(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one-to-two year horizon as to the likely ratings direction.

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

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of June 30, 2009, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

Other Factors that Could Adversely Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be adversely affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries and any successor companies to satisfy their obligations in respect of

RRI’s indemnity obligations to us and our subsidiaries;

•	the ability of NRG Retail, LLC, the successor to RRI’s REP and our largest customer, to satisfy its obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of our 2008 Form 10-K.

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

Item 4T.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.          OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2008 and 2009 was 2.22 and 1.77, respectively. We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  August 11, 2009

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