Form 10-Q
period 2009-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2009-11-09
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

As of October 19, 2009, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•
state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, environmental regulations, including regulations related to global climate change and health care reform, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	non-payment for our services due to financial distress of our customers;

•
the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us;

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

ii

cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving our parent or our competitors; and

•	other factors we discuss in "Risk Factors" in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Revenues	$552	$608	$1,471	$1,541

Expenses:
Operation and maintenance	169	196	507	568
Depreciation and amortization	133	142	354	365
Taxes other than income taxes	48	52	153	158
Total	350	390	1,014	1,091
Operating Income	202	218	457	450

Other Income (Expense):
Interest and other finance charges	(27)	(39)	(80)	(118)
Interest on transition bonds	(34)	(32)	(102)	(98)
Other, net	11	14	34	41
Total	(50)	(57)	(148)	(175)

Income Before Income Taxes	152	161	309	275
Income tax expense	(54)	(43)	(113)	(88)
Net Income	$98	$118	$196	$187

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS
	December 31, 2008	September 30, 2009
Current Assets:
Cash and cash equivalents	$166	$60
Accounts and notes receivable, net	227	284
Accounts and notes receivable – affiliated companies	30	228
Accrued unbilled revenues	60	62
Inventory	74	70
Taxes receivable	8	—
Deferred tax asset, net	1	1
Other	82	74
Total current assets	648	779

Property, Plant and Equipment:
Property, plant and equipment	7,256	7,274
Less accumulated depreciation and amortization	2,652	2,709
Property, plant and equipment, net	4,604	4,565

Other Assets:
Regulatory assets	2,832	2,891
Notes receivable — affiliated companies	750	750
Other	48	33
Total other assets	3,630	3,674

Total Assets	$8,882	$9,018

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2008	September 30, 2009
Current Liabilities:
Current portion of transition bond long-term debt	$208	$221
Accounts payable	150	62
Accounts and notes payable — affiliated companies	36	25
Taxes accrued	87	84
Interest accrued	100	32
Other	89	97
Total current liabilities	670	521

Other Liabilities:
Accumulated deferred income taxes, net	1,506	1,485
Unamortized investment tax credits	21	16
Benefit obligations	187	187
Regulatory liabilities	313	383
Notes payable — affiliated companies	151	151
Other	170	196
Total other liabilities	2,348	2,418

Long-term Debt:
Transition bonds	2,381	2,160
Other	1,843	2,092
Total long-term debt	4,224	4,252

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,230
Retained earnings	410	597
Total member’s equity	1,640	1,827

Total Liabilities and Member’s Equity	$8,882	$9,018

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash Flows from Operating Activities:
Net income	$196	$187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354	365
Amortization of deferred financing costs	9	18
Deferred income taxes	373	15
Changes in other assets and liabilities:
Accounts and notes receivable, net	(30)	(39)
Accounts receivable/payable, affiliates	18	14
Inventory	(10)	4
Accounts payable	(2)	(70)
Taxes receivable	(370)	8
Interest and taxes accrued	(42)	(71)
Net regulatory assets and liabilities	(55)	(35)
Other current assets	14	5
Other current liabilities	27	8
Other assets	(3)	—
Other liabilities	(4)	(15)
Other, net	(10)	—
Net cash provided by operating activities	465	394

Cash Flows from Investing Activities:
Capital expenditures	(257)	(332)
Increase in notes receivable from affiliates, net	—	(215)
Decrease (increase) in restricted cash of transition bond companies	(8)	3
Other, net	(2)	15
Net cash used in investing activities	(267)	(529)

Cash Flows from Financing Activities:
Long-term revolving credit facility, net	121	(251)
Proceeds from long-term debt	488	500
Payments of long-term debt	(159)	(208)
Debt issuance costs	(6)	(4)
Decrease in short-term notes with affiliates, net	(47)	(8)
Dividend to parent	(640)	—
Net cash provided by (used in) financing activities	(243)	29

Net Decrease in Cash and Cash Equivalents	(45)	(106)
Cash and Cash Equivalents at Beginning of Period	128	166
Cash and Cash Equivalents at End of Period	$83	$60

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$214	$283
Income taxes (refunds), net	98	57
Non-cash transactions:
Accounts payable related to capital expenditures	163	24

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes Houston. CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company. At September 30, 2009, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC and CenterPoint Energy Transition Bond Company III, LLC (collectively, the transition bond companies) and CenterPoint Energy Restoration Bond Company, LLC. Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition property, issuing transition or system restoration bonds and performing activities incidental thereto. For further discussion of the transition and system restoration bond companies, see Note 4.

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

(2)       New Accounting Pronouncements

In December 2008, the Financial Accounting Standards Board (FASB) issued new accounting guidance on employers' disclosures about postretirement benefit plan assets which expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. This new accounting guidance is effective for fiscal years ending after December 15, 2009. CenterPoint Houston expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In April 2009, the FASB issued new accounting guidance on interim disclosures about fair value of financial instruments which expands the fair value disclosures required for all financial instruments to interim periods. This new guidance also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. This new accounting guidance is effective for interim reporting periods ending after June 15, 2009. CenterPoint Houston’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.  See Note 10 for the required disclosures.

In May 2009, the FASB issued new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. This new accounting guidance is effective for interim or annual periods ending after June 15, 2009. CenterPoint Houston’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 11 for the subsequent event related disclosures.

In June 2009, the FASB issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. CenterPoint Houston expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

In June 2009, the FASB issued new accounting guidance on the FASB Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles. This new accounting guidance establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This new accounting guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009. CenterPoint Houston’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

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

(3)       Employee Benefit Plans

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan. CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in millions)
Service cost	$1	$—	$1	$—
Interest cost	4	5	13	14
Expected return on plan assets	(2)	(2)	(8)	(6)
Amortization of transition obligation	1	1	4	4
Net periodic cost	$4	$4	$10	$12

CenterPoint Houston expects to contribute approximately $9 million to CenterPoint Energy’s postretirement benefit plan in 2009, of which $2 million and $7 million, respectively, have been contributed during the three and nine months ended September 30, 2009.

(4)       Regulatory Matters

(a) Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $28 million.

        CenterPoint Houston deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Houston’s reported operating income for 2008 or the first nine months of 2009. In April 2009, CenterPoint Houston filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs, pursuant to the legislation described below.

In April 2009, the Texas Legislature enacted legislation that authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation required the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorized the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In its application filed in April 2009, CenterPoint Houston sought approval for recovery of a total of approximately $678 million, including the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs and carrying costs calculated through August 2009. In July 2009, CenterPoint Houston announced that it had reached a settlement agreement with the parties to the proceeding.  Under the terms of that settlement agreement, CenterPoint Houston would be entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving CenterPoint Houston’s application and the settlement agreement and authorizing recovery of a total of $663 million, of which $643 million is attributable to distribution service and eligible for securitization and the remaining $20 million is attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.  As discussed above, in August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds are issued, as well as certain up-front qualified costs capped at approximately $6 million.  In accordance with the financing order, CenterPoint Houston is to place into effect a separate customer credit related to accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs to be recovered. This separate credit (ADFIT Credit) is to be applied to customers’ bills to reflect the benefit of those deferred taxes at a carrying charge of 11.075%. The beginning balance of the ADFIT related to storm costs is approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will become effective on the same date as the tariff for the system restoration charges and will reduce operating income in 2010 by approximately $24 million. CenterPoint Houston expects its subsidiary, CenterPoint Energy Restoration Bond Company, LLC, to issue the system restoration bonds in the fourth quarter of 2009. Assuming system restoration bonds are issued, CenterPoint Houston will recover the distribution portion of approved system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  CenterPoint Houston expects to recover the remaining approximately $20 million of Hurricane Ike costs related to transmission service through the existing mechanisms established to recover transmission costs.

In accordance with the orders discussed above, as of September 30, 2009, CenterPoint Houston has recorded a net regulatory asset of $642 million associated with distribution-related storm restoration costs and $20 million associated with transmission-related storm restoration costs.  These amounts reflect carrying costs of $50 million related to distribution and $2 million related to transmission through September 30, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the three months and nine months ended September 30, 2009, the component representing a return of borrowing costs of $6 million and $20 million, respectively, has been recognized and is included in other income in CenterPoint Houston’s Condensed Statements of Consolidated Income.  That component will continue to be recognized as earned until the associated system restoration costs are recovered.  The component representing an allowance for earnings on shareholders’ investment of $32 million is being deferred and will be recognized as it is collected through rates.

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

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court was held in October 2009.  Although CenterPoint Houston believes that its true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, CenterPoint Houston can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Houston recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in CenterPoint Houston's consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, CenterPoint Houston anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-up Order, but could range from $170 million to $385 million (pre-tax) plus interest subsequent to December 31, 2008.

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

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Houston's results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party, in the petitions for review or briefs filed with the Texas Supreme Court, has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. CenterPoint Energy and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through the Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two of the appellants have requested further review from the Texas Supreme Court.  In June 2009, the Texas Supreme Court agreed to hear those appeals and oral argument before the court was held in October 2009. The ultimate outcome of this matter cannot be predicted at this time. However, CenterPoint Houston does not expect the disposition of this matter to have a material adverse effect on its financial condition, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the nine months ended September 30, 2008, CenterPoint Houston recognized approximately $5 million in operating income from the CTC.

As of September 30, 2009, CenterPoint Houston had not recognized an allowed equity return of $196 million on CenterPoint Houston’s true-up balance because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2008 and 2009, CenterPoint Houston recognized approximately $4 million and $5 million, respectively, of the allowed equity return not previously recognized.  During the nine months ended September 30, 2008 and 2009, CenterPoint Houston recognized approximately $10 million and $11 million, respectively, of the allowed equity return not previously recognized.

(c) Rate Proceedings

        In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain energy efficiency program costs, an energy efficiency performance bonus for 2008 programs and carrying costs totaling approximately $10 million. The application sought to recover these costs through a surcharge effective July 1, 2010.  In October 2009, the Texas Utility Commission approved the application in part and authorized CenterPoint Houston to recover approximately $8 million through an Energy Efficiency Cost Recovery Factor that is to go into effect July 1, 2010.  The Texas Utility Commission disallowed $2 million of CenterPoint Houston’s requested $4.85 million energy efficiency performance bonus reasoning that the CenterPoint Houston cannot receive a performance bonus on energy-efficiency programs that arose from the settlement of its 2006 rate proceeding.  Motions for Rehearing can be filed by mid-November 2009.

(d) Regulatory Accounting

CenterPoint Houston’s actuarially determined pension expense for 2009 in excess of the 2007 base year amount is being deferred for rate making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $8 million and $21 million in pension expense during the three and nine months ended September 30, 2009, respectively.

 (5)       Fair Value Measurements

Effective January 1, 2008, CenterPoint Houston adopted new accounting guidance on fair value measurements which requires additional disclosures about CenterPoint Houston’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CenterPoint Houston adopted this new guidance for nonfinancial assets and liabilities, which adoption had no impact on CenterPoint Houston’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At September 30, 2009, CenterPoint Houston held Level 1 investments of $56 million, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at September 30, 2009.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. Unobservable inputs reflect CenterPoint Houston’s judgments about the assumptions market participants would use in pricing the asset or liability since limited market data exists. CenterPoint Houston develops these inputs based on the best information available, including CenterPoint Houston’s own data.  CenterPoint Houston had no Level 3 assets or liabilities at September 30, 2009.

(6)       Related Party Transactions and Major Customers

Related Party Transactions. CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. CenterPoint Houston had borrowings from the money pool of $8 million at December 31, 2008 and investments in the money pool of $215 million at September 30, 2009.

At December 31, 2008 and September 30, 2009, CenterPoint Houston had a $750 million note receivable from its parent.

For the three months ended September 30, 2008 and 2009, CenterPoint Houston had net interest income related to affiliate borrowings of $8 million and $5 million, respectively, and $25 million and $15 million, respectively, for the nine months ended September 30, 2008 and 2009.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $27 million and $31 million for the three months ended September 30, 2008 and 2009, respectively, and $85 million and $93 million for the nine months ended September 30, 2008 and 2009, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Revenues derived from energy delivery charges to CenterPoint Houston’s largest customer, a REP that was formerly a subsidiary of RRI and is currently a subsidiary of NRG Energy, Inc., totaled $199 million and $200 million for the three months ended September 30, 2008 and 2009, respectively, and $492 million and $493 million for the nine months ended September 30, 2008 and 2009, respectively.  In May 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.

(7)       Short-term Borrowings and Long-term Debt

(a) Short-term Borrowings

Revolving Credit Facility. On October 6, 2009 CenterPoint Houston terminated its $600 million 364-day credit facility which was secured by a pledge of $600 million of CenterPoint Houston’s general mortgage bonds. From inception through its termination, there had been no borrowings under the credit facility.

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

Revolving Credit Facility. CenterPoint Houston’s $289 million credit facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant.  The facility’s first drawn cost is LIBOR plus 45 basis points based on CenterPoint Houston’s current credit ratings.

As of December 31, 2008 and September 30, 2009, CenterPoint Houston had $251 million and $-0- of borrowings, respectively, under its $289 million credit facility. In addition, CenterPoint Houston had approximately $4 million of outstanding letters of credit under its $289 million credit facility as of both December 31, 2008 and September 30, 2009. CenterPoint Houston was in compliance with all debt covenants as of September 30, 2009.

Other. At both December 31, 2008 and September 30, 2009, CenterPoint Houston had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy or CenterPoint Houston. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from NRG Texas LP. Although their ultimate outcome cannot be predicted at this time, CenterPoint Energy intends to continue vigorously contesting claims that it does not consider to have merit and CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(9)       Income Taxes

During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 37%, respectively.  During the three months and nine months ended September 30, 2009, the effective tax rate was 27% and 32%, respectively.  CenterPoint Energy’s settlement of its federal income tax returns for tax years 2004 and 2005 affected the comparability of the effective tax rate.  As a result of the settlement, CenterPoint Houston recognized a reduction in the liability for uncertain tax positions of approximately $40 million, which included approximately $3 million of uncertain tax positions existing as of December 31, 2008 which reduced income tax expense.  Additionally, CenterPoint Houston recognized approximately $8 million as a reduction in accrued interest.

The following table summarizes CenterPoint Houston’s uncertain tax positions at December 31, 2008 and September 30, 2009:

	December 31, 2008	September 30, 2009
	(in millions)
Liability for uncertain tax positions	$123	$156
Portion of liability for uncertain tax positions that, if recognized, would reduce the effective income tax rate	11	8
Interest accrued on uncertain tax positions	14	8

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

	December 31, 2008		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent and excluding capital leases)	$4,582	$4,424	$4,624	$4,975

(11)     Subsequent Events

On October 27, 2009, the U.S. Department of Energy (DOE) notified CenterPoint Houston that it had been selected for a $200 million grant for its advanced metering system and intelligent grid projects.  The award is contingent on successful completion of negotiations with the DOE, which are expected to begin in November 2009. CenterPoint Houston applied for the grant in August 2009 to obtain $150 million in funding to accelerate completion of CenterPoint Houston’s current deployment of advanced meters by 2012, instead of 2014.  In addition, the grant request included $50 million to begin building the intelligent grid.  At this time, CenterPoint Houston cannot predict the schedule for completion of negotiations with the DOE or the final terms of any grant it ultimately receives.

CenterPoint Houston has evaluated all subsequent events through the date these Interim Condensed Financial Statements were issued, which was November 9, 2009.

ITEM 2.    MANAGEMENT’S NARRATIVE ANALYSIS OF THE RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2008 (2008 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2008 and the three and nine months ended September 30, 2009.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2008 Form 10-K.

Recent Events

Hurricane Ike

Our electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise our transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $28 million.

We deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect our reported operating income for 2008 or the first nine months of 2009. In April 2009, we filed with the Public Utility Commission of Texas (Texas Utility Commission) an application for review and approval for recovery of approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs, pursuant to the legislation described below.

In April 2009, the Texas Legislature enacted legislation that authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like us to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission level costs.  The legislation required the Texas Utility Commission to make its determination of recoverable system restoration costs within 150 days of the filing of a utility’s application and to rule on a utility’s application for a financing order for the issuance of system restoration bonds within 90 days of the filing of that application.  Alternatively, if securitization is not the least-cost option for rate payers, the legislation authorized the Texas Utility Commission to allow a utility to recover those costs through a customer surcharge mechanism.

In the application we filed in April 2009, we sought approval for recovery of a total of approximately $678 million, including the $608 million in system restoration costs described above plus related regulatory expenses, certain debt issuance costs and carrying costs calculated through August 2009. In July 2009, we announced that we had reached a settlement agreement with the parties to the proceeding.  Under the terms of that settlement agreement, we would be entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving our application and the settlement agreement and authorizing recovery of a total of $663 million, of which $643 million is attributable to distribution service and eligible for securitization and the remaining $20 million is attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, we filed with the Texas Utility Commission our application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.  As discussed above, in August 2009, the Texas Utility Commission issued a financing order allowing us to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds are issued, as well as certain up-front qualified costs capped at approximately $6 million.  In accordance with the financing order, we are to place into effect a separate customer credit related to accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs to be recovered. This separate credit (ADFIT Credit) is to be applied to customers’ bills to reflect the benefit of those deferred taxes at a carrying charge of 11.075%. The beginning balance of the ADFIT related to storm costs is approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will become effective on the same date as the tariff for the system restoration charges and will reduce operating income in 2010 by approximately $24 million. We expect our subsidiary, CenterPoint Energy Restoration Bond Company, LLC, to issue the system restoration bonds in the fourth quarter of 2009. Assuming system restoration bonds are issued, we will recover the distribution portion of approved system restoration costs out of the bond proceeds, with the bonds being repaid over time through a charge imposed on customers.  We expect to recover the remaining approximately $20 million of Hurricane Ike costs related to transmission service through the existing mechanisms established to recover transmission costs.

In accordance with the orders discussed above, as of September 30, 2009, we have recorded a net regulatory asset of $642 million associated with distribution-related storm restoration costs and $20 million associated with transmission-related storm restoration costs.  These amounts reflect carrying costs of $50 million related to distribution and $2 million related to transmission through September 30, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the three months and nine months ended September 30, 2009, the component representing a return of borrowing costs of $6 million and $20 million, respectively, has been recognized and is included in other income in our Condensed Statements of Consolidated Income.  That component will continue to be recognized as earned until the associated system restoration costs are recovered.  The component representing an allowance for earnings on shareholders’ investment of $32 million is being deferred and will be recognized as it is collected through rates.

Debt Transaction

On October 6, 2009, we terminated our $600 million 364-day secured credit facility which had been arranged in November 2008 following Hurricane Ike.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers (REPs) and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part II of this Form 10-Q.

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2008 and 2009, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$455	$503	$1,220	$1,281
Transition bond companies	97	105	251	260
Total revenues	552	608	1,471	1,541
Expenses:
Operation and maintenance, excluding transition bond companies	167	194	502	563
Depreciation and amortization, excluding transition bond companies	71	70	208	207
Taxes other than income taxes	48	52	153	158
Transition bond companies	64	74	151	163
Total expenses	350	390	1,014	1,091
Operating income	202	218	457	450
Interest and other finance charges	(27)	(39)	(80)	(118)
Interest on transition bonds	(34)	(32)	(102)	(98)
Other income, net	11	14	34	41
Income before income taxes	152	161	309	275
Income tax expense	(54)	(43)	(113)	(88)
Net income	$98	$118	$196	$187

Throughput (in gigawatt-hours (GWh)):
Residential	8,446	9,243	19,623	20,041
Total	21,594	22,963	58,523	57,947

Number of metered customers at period end:
Residential	1,824,238	1,849,158	1,824,238	1,849,158
Total	2,068,568	2,094,847	2,068,568	2,094,847

Three months ended September 30, 2009 compared to three months ended September 30, 2008

We reported operating income of $218 million for the three months ended September 30, 2009, consisting of $187 million from the regulated electric transmission and distribution utility (TDU) and $31 million related to transition bond companies. For the three months ended September 30, 2008, operating income totaled $202 million, consisting of $169 million from the TDU and $33 million related to transition bond companies. TDU revenues increased $48 million primarily due to higher transmission-related revenues ($16 million), in part reflecting the impact of a transmission rate increase implemented in November 2008, the impact of Hurricane Ike in 2008 ($17 million), revenues from implementation of the advanced metering system (AMS) ($9 million), higher revenues due to increased usage ($5 million) primarily as a result of warmer weather and higher revenues due to customer growth ($5 million) from the addition of over 26,000 new customers, partially offset by lower other revenues ($4 million).  Operation and maintenance expenses increased $27 million primarily due to higher transmission costs billed by transmission providers ($9 million), increased operating and maintenance expenses that were postponed in 2008 as a result of Hurricane Ike restoration efforts ($5 million), increased labor and benefit costs ($4 million), expenses related to AMS ($3 million) and increases in other expenses ($6 million).  Taxes other than income taxes increased $4 million as a result of a refund in 2008 of prior year state franchise taxes ($5 million).

Nine months ended September 30, 2009 compared to nine months ended September 30, 2008

We reported operating income of $450 million for the nine months ended September 30, 2009, consisting of $353 million from the TDU and $97 million related to transition bond companies. For the nine months ended

September 30, 2008, operating income totaled $457 million, consisting of $352 million from the TDU, exclusive of an additional $5 million from the CTC, and $100 million related to transition bond companies. TDU revenues increased $61 million primarily due to higher transmission-related revenues ($43 million), in part reflecting the impact of a transmission rate increase implemented in November 2008, the impact of Hurricane Ike in 2008 ($17 million), revenues from implementation of AMS ($17 million) and higher revenues due to customer growth ($11 million) from the addition of over 26,000 new customers, which were partially offset by declines in use ($18 million) primarily occurring in the first quarter and lower other revenues ($3 million). Operation and maintenance expenses increased $61 million primarily due to higher transmission costs billed by transmission providers ($24 million), increased operating and maintenance expenses that were postponed in 2008 as a result of Hurricane Ike restoration efforts ($5 million), higher pension and other employee benefit costs ($10 million), increased support services ($5 million), expenses related to AMS ($8 million) and a gain on a land sale in 2008 ($9 million). Taxes other than income taxes increased $5 million as a result of a refund in 2008 of prior year state franchise taxes ($5 million). Changes in pension expense over our 2007 base year amount are being deferred until our next general rate case pursuant to Texas law.

Interest and Other Finance Charges

Interest and other finance charges increased for the three months and nine months ended September 30, 2009 by $12 million and $38 million, respectively, due to increased borrowing levels in 2009 compared to the same periods in 2008.

Income Tax Expense

During the three months and nine months ended September 30, 2008, the effective tax rate was 36% and 37%, respectively.  During the three months and nine months ended September 30, 2009, the effective tax rate was 27% and 32%, respectively.  CenterPoint Energy’s settlement of its federal income tax returns for tax years 2004 and 2005 affected the comparability of the effective tax rate.  As a result of the settlement, we recognized a reduction in the liability for uncertain tax positions of approximately $40 million, which included approximately $3 million of uncertain tax positions existing as of December 31, 2008 which reduced income tax expense.  Additionally, we recognized approximately $8 million as a reduction in accrued interest.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part II of this Form 10-Q and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2008 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining three months of 2009 include approximately $153 million of capital expenditures.

We expect that borrowings under our credit facilities, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs for the remaining three months of 2009. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements. Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for our long-term debt and that of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

Credit Facilities. On October 6, 2009, we terminated our $600 million 364-day secured credit facility which had been arranged in November 2008 following Hurricane Ike.

As of October 19, 2009, we had the following facility (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at October 19, 2009		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012
________
(1)	Represents outstanding letters of credit.

Our $289 million credit facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant. The facility’s first drawn cost is London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit rating.  An additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating.

Borrowings under the credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under the credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.

We are currently in compliance with the various business and financial covenants contained in the credit facility as disclosed above.

Securities Registered with the SEC. In October 2008, we registered an indeterminate principal amount of our general mortgage bonds under a joint registration statement with CenterPoint Energy.

Temporary Investments. As of October 19, 2009, we had no external temporary investments.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At October 19, 2009, we had investments in the money pool aggregating $245 million. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the transition bonds issued by our wholly owned subsidiaries. At September 30, 2009, CenterPoint Energy Transition Bond Company, LLC (TBC) had $376 million aggregate principal amount of outstanding transition bonds that were issued in 2001, CenterPoint Energy Transition Bond Company II, LLC (TBC II) had $1.55 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 and CenterPoint Energy Transition Bond Company III, LLC (TBC III) had $455 million aggregate principal amount of outstanding transition bonds that were issued in February 2008. All of the transition bonds were issued in accordance with the Texas Electric Choice Plan (Texas electric restructuring law). The transition bonds are secured by “transition property,” as defined in the Texas electric restructuring law, which includes the irrevocable right to recover, through non-bypassable transition charges payable by retail electric customers, qualified costs provided in the Texas electric restructuring law. The transition bonds are reported as our long-term debt, although the holders of the transition bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition bonds except to remit collections of transition charges as set forth in the servicing agreements between us and the bond companies and in an intercreditor agreement among us, the bond companies and other parties.

The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition bonds issued by our subsidiaries, TBC, TBC II and TBC III, as of September 30, 2009. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition Bonds	Total
2009	$—	$—	$—	$—	$—
2010	—	—	—	221	221
2011	—	—	—	240	240
2012	46	—	46	262	308
2013	450	—	450	283	733
2014	800	—	800	188	988
2015	—	151	151	201	352
2016	—	—	—	215	215
2017	127	—	127	231	358
2018	—	—	—	247	247
2019	—	—	—	264	264
2020	—	—	—	29	29
2021	102	—	102	—	102
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,093	$151	$2,244	$2,381	$4,625

As of September 30, 2009, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $3.4 billion as shown in the following table, including $600 million of general mortgage bonds securing a credit facility that was terminated in October 2009. Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for CenterPoint Houston’s Debt	Issued as Collateral for CenterPoint Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,762	829	527	3,118
Total	$1,864	$829	$678	$3,371

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $1.5 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2009. However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Impact on Liquidity of a Downgrade in Credit Ratings. As of October 19, 2009, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	Baa1	Positive	BBB+	Negative	A-	Stable
__________
(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2009, the impact on the borrowing costs under our bank credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of September 30, 2009, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

Other Factors that Could Adversely Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be adversely affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•
the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us;

•	the ability of NRG Retail, LLC, the successor to RRI’s REP and our largest customer, to satisfy its obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of this Form 10-Q.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our credit facility limits our debt (excluding transition and other securitization bonds) as a percentage of our total capitalization to 65%. Additionally, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Item 4T.           CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 1A.           RISK FACTORS

The following risk factors are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A of Part I of our 2008 Form 10-K.

The following information about risks, along with any additional legal proceedings identified or referenced in Part II, Item 1 “Legal Proceedings” of this Form 10-Q and in “Legal Proceedings” in Item 3 of our 2008 Form 10-K, summarize the principal risk factors associated with our businesses.

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

We and other parties filed appeals of the True-Up Order to a district court in Travis County, Texas. In August 2005, that court issued its judgment on the various appeals. In its judgment, the district court:

•	reversed the Texas Utility Commission’s ruling that had denied recovery of a portion of the capacity auction true-up amounts;

•	reversed the Texas Utility Commission’s ruling that precluded us from recovering the interest component of the EMCs paid to retail electric providers (REPs); and

•	affirmed the True-Up Order in all other respects.

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

•
reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow us to recover EMCs paid to RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.);

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

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court was held in October 2009.  Although we believe that our true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that we will be successful in our appeal to the Texas Supreme Court, we can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

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

The Texas electric restructuring law allowed the amounts awarded to us in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005 one of our subsidiaries issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, we recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

Our receivables are concentrated in a small number of retail electric providers, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of September 30, 2009, we did business with 80 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. In 2008, seven REPs selling power within our service territory ceased to operate, and their customers were transferred to the provider of last resort or to other REPs. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and thus we remain at risk for payments not made prior to the shift to the provider of last resort. Although the Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case, significant bad debts may be realized and unpaid amounts may not be timely recovered. A subsidiary of NRG Energy, Inc. is the successor to the retail electric sales business of RRI and has become the largest REP in our service territory. Approximately 43% of our $196 million in billed receivables from REPs at September 30, 2009 was owed by the NRG Energy, Inc. subsidiary. Any delay or default in payment by REPs such as the NRG Energy, Inc. subsidiary could adversely affect our cash flows, financial condition and results of operations. If any of these REPs were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event any such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments we have received from such REP.

Rate regulation of our business may delay or deny our ability to earn a reasonable return and fully recover its costs.

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

In this regard, pursuant to the Stipulation and Settlement Agreement approved by the Texas Utility Commission in September 2006, until June 30, 2010 we are limited in our ability to request retail rate relief. For more information on the Stipulation and Settlement Agreement, please read “Business — Regulation — State and Local Regulation — Rate Agreement” in Item 1 of the 2008 Form 10-K.

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

As of September 30, 2009, we had $4.5 billion of outstanding indebtedness on a consolidated basis, which includes $2.4 billion of non-recourse transition bonds. Our future financing activities may be significantly affected by, among other things:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the courts regarding rulings obtained to date;

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit rating by us and CenterPoint Energy;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our and CenterPoint Energy's ability to access capital markets on reasonable terms;

•	our exposure to RRI as our customer and in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy; and

•	provisions of relevant tax and securities laws.

As of September 30, 2009, we had outstanding approximately $3.1 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated, $600 million securing borrowings under a credit facility which was retired following the October 2009 termination of the facility and approximately $229 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated. Additionally, we had outstanding approximately $253 million aggregate principal amount of first mortgage bonds, including approximately $151 million held in trust to secure certain pollution control bonds for which we are obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $1.5 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2009. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Our current credit ratings are discussed in “Management’s Narrative Analysis of Results of Operations — Liquidity — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 2 of Part I of this Form 10-Q. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

The creditworthiness and liquidity of our parent company and our affiliates could affect our creditworthiness and liquidity.

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our affiliates.  As of September 30, 2009, CenterPoint Energy and its subsidiaries other than us have approximately $822 million principal amount of debt required to be paid through 2011.  This amount excludes amounts related to capital leases, transition bonds and indexed debt securities obligations. If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy in the amount of $750 million as of September 30, 2009 could be adversely affected.  In addition, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.  As of September 30, 2009, we had invested $215 million in the CenterPoint Energy money pool.

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

In common with other companies in our line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system because we believe it to be cost prohibitive. In the future, we may not be able to recover the costs incurred in restoring our transmission and distribution properties following hurricanes or other natural disasters through a change in our regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, we may not be able to restore any loss of, or damage to, any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

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

On May 1, 2009, RRI completed the previously announced sale of its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in our service territory. The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including us, for certain liabilities, including their indemnification regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain RRI gas transportation contracts.

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

The continued credit crisis and related turmoil in the global financial system may have an impact on our business, liquidity and our financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facility should they occur could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of CenterPoint Energy's pension plan, in which we participate. These reductions are expected to result in increased non-cash pension expense in 2009, which will impact 2009 results of operations and may impact liquidity if contributions are made to offset reduced asset values.

In addition to the credit and financial market issues, the national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced customer usage, increased customer default rates and wide swings in commodity prices.

Item 5.              OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2008 and 2009 was 2.61 and 2.24, respectively. We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business. The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  November 9, 2009

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