Form 10-K
period 2009-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2010-03-10
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).Yes ☐  No ☑

The aggregate market value of the common equity held by non-affiliates as of June 30, 2009: None

i

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2007, 2008 and 2009.

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

ii

PART I

Item 1. Business

OUR BUSINESS

Overview

We provide electric transmission and distribution services to retail electric providers (REPs) serving over 2 million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately 5.7 million people and includes the city of Houston. In this report, unless the content indicates otherwise, references to “CenterPoint Houston,” “we,” “us” or similar terms mean CenterPoint Energy Houston Electric, LLC and its subsidiaries. We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  We have only one reportable business segment: Electric Transmission & Distribution.

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

Electric Transmission & Distribution

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law) that led to the restructuring of certain integrated electric utilities operating within Texas. Pursuant to that legislation, integrated electric utilities operating within the Electric Reliability Council of Texas, Inc. (ERCOT) were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation also required that the prices for wholesale generation and retail electric sales be unregulated, but services by companies providing transmission and distribution service, such as us, would remain regulated by the Public Utility Commission of Texas (Texas Utility Commission). The legislation provided for a transition period to move to the new market structure and provided a true-up mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge (CTC) as a rider to the utility’s tariff.

We are the only business of CenterPoint Energy that continues to engage in electric utility operations. We are a transmission and distribution electric utility that operates wholly within the state of Texas. Neither we nor any other subsidiary of CenterPoint Energy makes retail or wholesale sales of electric energy, or owns or operates any electric generating facilities.

Electric Transmission

On behalf of REPs, we deliver electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kilovolts (kV) in locations throughout our certificated service territory. We construct and maintain transmission facilities and provide transmission services under tariffs approved by the Texas Utility Commission.

Electric Distribution

In ERCOT, end users purchase their electricity directly from certificated REPs. We deliver electricity for REPs in our certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Our distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. Our operations include construction and maintenance of distribution facilities, metering services, outage response services and call center operations. We provide distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these existing services are established pursuant to rate proceedings conducted before municipalities that have original jurisdiction and the Texas Utility Commission.

ERCOT Market Framework

We are a member of ERCOT. ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market includes an aggregate net generating capacity of approximately 76,000 megawatts (MW). There are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

The ERCOT market operates under the reliability standards set by the North American Electric Reliability Corporation (NERC) and approved by the Federal Energy Regulatory Commission (FERC). These reliability standards are administered by the Texas Regional Entity (TRE), a functionally independent division of ERCOT. The Texas Utility Commission has primary jurisdiction over the ERCOT market to ensure the adequacy and reliability of electricity supply across the state’s main interconnected power transmission grid. The ERCOT independent system operator (ERCOT ISO) is responsible for operating the bulk electric power supply system in the ERCOT market. Its responsibilities include ensuring that electricity production and delivery are accurately accounted for among the generation resources and wholesale buyers and sellers. Unlike certain other regional power markets, the ERCOT market is not a centrally dispatched power pool, and the ERCOT ISO does not procure energy on behalf of its members other than to maintain the reliable operations of the transmission system. Members who sell and purchase power are responsible for contracting sales and purchases of power bilaterally. The ERCOT ISO also serves as agent for procuring ancillary services for those members who elect not to provide their own ancillary services.

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

Recovery of True-Up Balance

The Texas electric restructuring law substantially revised the regulatory structure governing electric utilities in order to allow retail competition for electric customers beginning in January 2002. The Texas electric restructuring law required the Texas Utility Commission to conduct a “true-up” proceeding to determine our stranded costs and certain other costs resulting from the transition to a competitive retail electric market and to provide for our recovery of those costs.

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

In June 2008, we petitioned the Texas Supreme Court for review of the court of appeals decision. In our petition, we seek reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true-up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit us to utilize the partial stock valuation methodology for determining the market value of our former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that we could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) we should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true-up award.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts we ultimately are authorized to recover or are required to refund beyond the amounts recorded based on the True-Up Order, but could range from $180 million to $410 million (pre-tax) plus interest subsequent to December 31, 2009.

In the True-Up Order, the Texas Utility Commission reduced our stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with our former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like us to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing our stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to our unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny us the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. We and CenterPoint Energy will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to us in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a CTC or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005, a new special purpose subsidiary of ours issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, we recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows us to recover through Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. We and the Texas Utility Commission appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two parties appealed the court of appeals decision to the Texas Supreme Court, which heard oral argument in October 2009. The ultimate outcome of this matter cannot be predicted at this time. However, we do not expect the disposition of this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, we filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. We reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of ours issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the years ended December 31, 2007 and 2008, we recognized approximately $42 million and $5 million, respectively, in operating income from the CTC.

As of December 31, 2009, we have not recognized an allowed equity return of $193 million on our true-up balance because such return will be recognized as it is recovered in rates. Additionally, during the years ended December 31, 2007, 2008 and 2009, we recognized approximately $14 million, $13 million and $13 million, respectively, of the allowed equity return not previously recognized.

Hurricane Ike

Our electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise our transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $30 million.

We deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect our reported operating income for 2008 or 2009.

Legislation enacted by the Texas Legislature in April 2009 authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like us to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission costs.

Pursuant to such legislation, we filed with the Texas Utility Commission an application for review and approval for recovery of approximately $678 million, including approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs calculated through August 2009. In July 2009, we announced a settlement agreement with the parties to the proceeding.  Under that settlement agreement, we were entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving our application and the settlement agreement and authorizing recovery of $663 million, of which $643 million was attributable to distribution service and eligible for securitization and the remaining $20 million was attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, we filed with the Texas Utility Commission our application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.   In August 2009, the Texas Utility Commission issued a financing order allowing us to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds were issued, as well as certain up-front qualified costs capped at approximately $6 million.  In November 2009, we issued approximately $665 million of system restoration bonds through our CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

In accordance with the financing order, we also placed a separate customer credit in effect when the storm restoration bonds were issued.  That credit (ADFIT Credit) is applied to customers’ bills while the bonds are outstanding to reflect the benefit of accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs (including a carrying charge of 11.075%). The beginning balance of the ADFIT related to storm restoration costs was approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will reduce operating income in 2010 by approximately $24 million.

In accordance with the orders discussed above, as of December 31, 2009, we have recorded $651 million associated with distribution-related storm restoration costs as a net regulatory asset and $20 million associated with transmission-related storm restoration costs, of which $18 million is recorded in property, plant and equipment and $2 million of related carrying costs is recorded in regulatory assets.  These amounts reflect carrying costs of $60 million related to distribution and $2 million related to transmission through December 31, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the year ended December 31, 2009, the component representing a return of borrowing costs of $23 million has been recognized and is included in other income in our Statements of Consolidated Income.  The component representing an allowance for earnings on shareholders’ investment of $39 million is being deferred and will be recognized as it is collected through rates.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. Our customers consist of approximately 80 REPs, which sell electricity to over 2 million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission. Sales to REPs that are subsidiaries of NRG Retail LLC (formerly subsidiaries of RRI) represented approximately 51%, 48% and 44% of our transmission and distribution revenues in 2007, 2008 and 2009, respectively. Sales to REPs that are subsidiaries of TXU Energy Retail Company LLC (TXU Energy) represented approximately 10%, 11% and 12% of our transmission and distribution revenues in 2007, 2008 and 2009, respectively.  Our billed receivables balance from REPs as of December 31, 2009 was $139 million. Approximately 41% of this amount was owed by subsidiaries of NRG Retail LLC and 13% of this amount was owed by subsidiaries of TXU Energy. We do not have long-term contracts with any of our customers. We operate on a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Automation (Intelligent Grid)

In December 2008, we received approval from the Texas Utility Commission to deploy an advanced metering system (AMS) across our service territory over the next five years. We began installing advanced meters in March 2009.  This innovative technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. We will recover the cost for the AMS through a monthly surcharge to all REPs over 12 years.  The surcharge for each residential consumer for the first 24 months, which began in February 2009, is $3.24 per month; thereafter, the surcharge is scheduled to be reduced to $3.05 per month.  These amounts are subject to upward or downward adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.  We project capital expenditures of approximately $640 million for the installation of the advanced meters and corresponding communication and data management systems over the five-year deployment period.

We are also pursuing deployment of an electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” which would make use of our facilities to provide on-demand data and information about the status of facilities on our system. Although this technology is still in the developmental stage, we believe it has the potential to provide a significant improvement in grid planning, operations, maintenance and customer service for our distribution system. These improvements are expected to contribute to fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of our workforce. We expect to include the costs of the deployment in future rate proceedings before the Texas Utility Commission.

In October 2009, the U.S. Department of Energy (DOE) notified us that we had been selected for a $200 million grant for our advanced metering system and intelligent grid projects.  The award is contingent on successful completion of negotiations with the DOE. We applied for the grant in August 2009 to obtain $150 million in funding to accelerate completion of our current deployment of advanced meters by 2012, instead of 2014 as originally scheduled.  In addition, the grant request included $50 million to begin building the intelligent grid.  At this time, we cannot predict the schedule for completion of negotiations with the DOE or the final terms of any grant we ultimately receive.

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

As of December 31, 2009, we had outstanding approximately $2.5 billion aggregate principal amount of general mortgage bonds under the General Mortgage, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, we had outstanding approximately $253 million aggregate principal amount of first mortgage bonds under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2009. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2009, we owned 27,726 pole miles of overhead distribution lines and 3,729 circuit miles of overhead transmission lines, including 423 circuit miles operated at 69,000 volts, 2,090 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2009, we owned 20,080 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2009, we owned 230 major substation sites having a total installed rated transformer capacity of 51,557 megavolt amperes.

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

Federal Energy Regulatory Commission

We are not a “public utility” under the Federal Power Act and, therefore, are not generally regulated by the FERC, although certain of our transactions are subject to limited FERC jurisdiction. The Energy Act conferred new jurisdiction and responsibilities on the FERC with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by us and other utilities within ERCOT. Under this authority, the FERC has designated the NERC as the Electric Reliability Organization (ERO) to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to impose fines and other sanctions on Electric Entities that fail to comply with approved standards and audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the TRE. We do not anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on our operations. To the extent that we are required to make additional expenditures to comply with these standards, it is anticipated that we will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT for electric transmission provided.

Under the Public Utility Holding Company Act of 2005 (PUHCA 2005), the FERC has authority to require holding companies and their subsidiaries to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances. In December 2005, the FERC issued rules implementing PUHCA 2005. Pursuant to those rules, in June 2006, CenterPoint Energy filed with the FERC the required notification of its status as a public utility holding company. In October 2006 and December 2009, the FERC adopted additional rules regarding maintenance of books and records by utility holding companies and additional reporting and accounting requirements for centralized service companies that provide non-power goods and services to public utilities, natural gas companies or both, in the same holding company system.

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

Our distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in our service area pay the same rates and other charges for the same transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services.

Recovery of True-Up Balance.  For a discussion of our true-up proceedings, see “— Our Business — Electric Transmission & Distribution — Recovery of True-Up Balance” above.

Rate Proceedings. In May 2009, we filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs and carrying costs, totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but refused to permit us to recover a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement reached in our 2006 rate proceeding.  We have appealed the denial of the full 2008 performance bonus to the district court in Travis County, Texas, where the case remains pending.

Rate Agreement.  Our transmission and distribution rates are subject to the terms of a Settlement Agreement effective in October 2006. The Settlement Agreement provides that, until June 30, 2010, we will not seek to increase our base rates and the other parties will not petition to decrease those rates. The rate freeze is subject to adjustment for certain limited matters, including the results of the appeals of the True-Up Order, the implementation of charges associated with securitizations, the impact of severe weather such as hurricanes and certain other force majeure events. We must make a new base rate filing not later than June 30, 2010, based on a test year ended December 31, 2009, unless the staff of the Texas Utility Commission and certain cities notify us that such a filing is unnecessary.

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate pollution conditions caused by our operations or attributable to former operations; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

Failure to comply with these laws and regulations may trigger a variety of administrative, civil and criminal enforcement measures, including the assessment of monetary penalties, the imposition of remedial actions and the issuance of orders enjoining future operations. Certain environmental statutes impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released. Moreover, it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the release of hazardous substances or other waste products into the environment.

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” such as carbon dioxide, a byproduct of burning fossil fuels. Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industries such as the utility industry to meet stringent new standards that would require substantial reductions in carbon emissions. Those reductions could be costly and difficult to implement. Some proposals would provide for credits to those who reduce emissions below certain levels and would allow those credits to be traded and/or sold to others.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009.  Also, the U.S. Environmental Protection Agency (EPA) has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent an endangerment to human health and proposed to expand its regulations relating to those emissions.

It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to greenhouse gas emissions, either positive or negative, on our business.

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  Warmer temperatures in our electric service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible climate change that has been widely discussed in recent years is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Air Emissions

Our operations are subject to the federal Clean Air Act and comparable state laws and regulations. These laws and regulations regulate emissions of air pollutants from various industrial sources, and also impose various monitoring and reporting requirements. Such laws and regulations may require that we obtain pre-approval for the construction or modification of certain projects or facilities expected to produce air emissions or result in the increase of existing air emissions, obtain and strictly comply with air permits containing various emissions and operational limitations, or utilize specific emission control technologies to limit emissions. Our failure to comply with these requirements could subject us to monetary penalties, injunctions, conditions or restrictions on operations, and potentially criminal enforcement actions. We may be required to incur certain capital expenditures in the future for air pollution control equipment in connection with obtaining and maintaining operating permits and approvals for air emissions.  We believe, however, that our operations will not be materially adversely affected by such requirements.

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

Hazardous Waste

Our operations generate wastes, including some hazardous wastes, that are subject to the federal Resource Conservation and Recovery Act (RCRA), and comparable state laws, which impose detailed requirements for the handling, storage, treatment and disposal of hazardous and solid waste. Ordinary industrial wastes such as paint wastes, waste solvents, laboratory wastes and waste compressor oils may be regulated as hazardous waste.

Liability for Remediation

The Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (CERCLA), also known as “Superfund,” and comparable state laws impose liability, without regard to fault or the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances into the environment. Such classes of persons include the current and past owners or operators of sites where a hazardous substance was released and companies that disposed or arranged for the disposal of hazardous substances at offsite locations such as landfills. In the course of our ordinary operations we generate wastes that may fall within the definition of a “hazardous substance.” CERCLA authorizes the EPA and, in some cases, third parties to take action in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. Under CERCLA, we could be subject to joint and several liability for the costs of cleaning up and restoring sites where hazardous substances have been released, for damages to natural resources, and for the costs of certain health studies.

Liability for Preexisting Conditions

Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or us, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or us, but currently owned by NRG Texas LP. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP.  Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from NRG Texas LP. Although their ultimate outcome cannot be predicted at this time, we or CenterPoint Energy, as appropriate, intends to continue vigorously contesting claims that are not considered to have merit and we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

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

EMPLOYEES

As of December 31, 2009, we had 2,843 full-time employees, of which approximately 44% are subject to a collective bargaining agreement.  Our collective bargaining agreement with International Brotherhood of Electrical Workers Union Local No. 66 is scheduled to expire in May 2010.  We have a good relationship with this bargaining unit and expect to negotiate a new agreement in 2010.

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

In March 2004, we filed our true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its True-Up Order allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional EMCs returned to customers after August 31, 2004 and certain other adjustments.

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

In June 2008, we petitioned the Texas Supreme Court for review of the court of appeals decision. In our petition, we seek reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true-up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit us to utilize the partial stock valuation methodology for determining the market value of our former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that we could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) we should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true-up award.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts we ultimately are authorized to recover or are required to refund beyond the amounts recorded based on the True-Up Order, but could range from $180 million to $410 million (pre-tax) plus interest subsequent to December 31, 2009.

In the True-Up Order, the Texas Utility Commission reduced our stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with our former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the IRS in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of ADITC and EDFIT back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like us to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a PLR from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing our stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to our unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny us the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. We and CenterPoint Energy will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

Our receivables are concentrated in a small number of REPs, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

        Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of December 31, 2009, we did business with approximately 80 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and thus we remain at risk for payments not made prior to the shift to the provider of last resort. Although the Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications from REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case, significant bad debts may be realized and unpaid amounts may not be timely recovered. A subsidiary of NRG Energy, Inc., NRG Retail LLC, acquired the Texas retail business of RRI, and its subsidiaries are together considered the largest REP in our service territory. Approximately 41% of our $139 million in billed receivables from REPs at December 31, 2009 was owed by subsidiaries of NRG Retail LLC and 13% of this amount was owed by subsidiaries of TXU Energy. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations.  If any of these REPs were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event any such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments we had received from such REP.

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

In this regard, pursuant to the Stipulation and Settlement Agreement approved by the Texas Utility Commission in September 2006, until June 30, 2010 we are limited in our ability to request retail rate relief. For more information on the Stipulation and Settlement Agreement, please read “Business — Regulation — State and Local Regulation —Rate Agreement” in Item 1 of this Form 10-K.

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

As of December 31, 2009, we had $5.1 billion of outstanding indebtedness on a consolidated basis, which includes $3.0 billion of non-recourse transition and system restoration bonds. Our future financing activities may be significantly affected by, among other things:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings by us and CenterPoint Energy;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our and CenterPoint Energy's ability to access capital markets on reasonable terms;

•	our exposure to RRI in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy; and

•	provisions of relevant tax and securities laws.

As of December 31, 2009, we had outstanding approximately $2.5 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, we had outstanding approximately $253 million aggregate principal amount of first mortgage bonds, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2009. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our affiliates.  As of December 31, 2009, CenterPoint Energy and its subsidiaries other than us have approximately $1.1 billion principal amount of debt required to be paid through 2012.  This amount excludes amounts related to indexed debt securities obligations, but includes $290 million of pollution control bonds issued on CenterPoint Energy’s behalf which CenterPoint Energy purchased in January 2010 (and which may be remarketed) and $45 million of debentures redeemed in January 2010.  If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy in the amount of $750 million as of December 31, 2009 could be adversely affected.  In addition, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy.   If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.  As of December 31, 2009, we had invested $289 million in the CenterPoint Energy money pool.

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

Other than the financial covenant contained in our credit facility (described under "Liquidity" in Item 7 of this report), which could have the practical effect of limiting the payment of dividends under certain circumstances, there are no contractual restrictions on our ability to pay dividends to CenterPoint Energy. Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. However, under our credit facility, our ability to pay dividends is restricted by a covenant that debt, excluding transition and system restoration bonds, as a percentage of total capitalization may not exceed 65%.

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

In common with other companies in our line of business that serve coastal regions, we do not have insurance covering our transmission and distribution system, other than substations, because we believe it to be cost prohibitive. In the future, we may not be able to recover the costs incurred in restoring our transmission and distribution properties following hurricanes or other natural disasters through issuance of storm restoration bonds or a change in our regulated rates or otherwise, or any such recovery may not be timely granted. Therefore, we may not be able to restore any loss of, or damage to, any of our transmission and distribution properties without negative impact on our results of operations, financial condition and cash flows.

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

On May 1, 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in our service territory. The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including us, for certain liabilities, including their indemnification regarding certain litigation.

Reliant Energy and RRI are named as defendants in a number of lawsuits arising out of sales of natural gas in California and other markets. Although these matters relate to the business and operations of RRI, claims against Reliant Energy have been made on grounds that include liability of Reliant Energy as a controlling shareholder of RRI. We and CenterPoint Energy could incur liability if claims in one or more of these lawsuits were successfully asserted against us or CenterPoint Energy and indemnification from RRI were determined to be unavailable or if RRI were unable to satisfy indemnification obligations owed with respect to those claims.

In connection with the organization and capitalization of Texas Genco, Reliant Energy and Texas Genco entered into a separation agreement in which Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were obligations of ours, and we were not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. If Texas Genco were unable to satisfy a liability that had been so assumed or indemnified against, and provided CenterPoint Energy or Reliant Energy had not been released from the liability in connection with the transfer, we could be responsible for satisfying the liability.

In connection with CenterPoint Energy’s sale of Texas Genco to a third party, the separation agreement was amended to provide that Texas Genco would no longer be liable for, and CenterPoint Energy would assume and agree to indemnify Texas Genco against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies held by CenterPoint Energy. Texas Genco and its related businesses now operate as subsidiaries of NRG Energy, Inc.

CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or us, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or us but currently owned by NRG Texas LP. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by NRG Texas LP.

The unsettled conditions in the global financial system may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The recent credit crisis and unsettled conditions in the global financial system may have an impact on our business, liquidity and financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities, should they further occur, could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of CenterPoint Energy’s pension plan, in which we participate. These reductions increased pension cost in 2009.

In addition to the credit and financial market issues, a recurrence of national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced customer usage, increased customer default rates and wide swings in commodity prices.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our services.

Legislation to regulate emissions of greenhouse gases has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009. Also, the EPA has undertaken new efforts to collect information regarding greenhouse gas emissions and their effects. Recently, the EPA declared that certain greenhouse gases represent an endangerment to human health and proposed to expand its regulations relating to those emissions.  It is too early to determine whether, or in what form, further regulatory action regarding greenhouse gas emissions will be adopted or what specific impacts a new regulatory action might have on us. Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.

Climate changes could result in more frequent severe weather events and warmer temperatures which could adversely affect the results of operations of our business.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  A possible climate change that has been widely discussed in recent years is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

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

Item 4. Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

In 2007, 2008 and 2009, we paid dividends on our common shares of $100 million, $640 million and $-0-, respectively, to Utility Holding, LLC.

Our revolving credit facility limits our debt (excluding transition and system restoration bonds) as a percentage of total capitalization to 65%.  This covenant could restrict our ability to distribute dividends.

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

OVERVIEW

We provide electric transmission and distribution services to retail electric providers (REPs) serving approximately 2.1 million metered customers in a 5,000-square-mile area of the Texas Gulf Coast that has a population of approximately 5.7 million people and includes the city of Houston.

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

EXECUTIVE SUMMARY

Factors Influencing Our Business

We are an electric transmission and distribution company. The majority of our revenues are generated from the transportation and delivery of electricity. We do not own or operate electric generating facilities or make retail sales to end-use electric customers. To assess our financial performance, our management primarily monitors our operating income and cash flows. Within these broader financial measures, we monitor margins, operation and maintenance expense, interest expense, capital spending and working capital requirements. In addition to these financial measures we also monitor a number of variables that management considers important to the operation of our business, including the number of customers, throughput, use per customer, and heating and cooling degree days. We also monitor system reliability, safety factors and customer satisfaction to gauge our performance.

To the extent adverse economic conditions affect our suppliers and customers, our business results may suffer.  Reduced demand and lower energy prices could lead to financial pressure on some of our customers who operate within the energy industry. Also, adverse economic conditions, coupled with concerns for protecting the environment, may cause consumers to use less energy or avoid expansions of their facilities, resulting in less demand for our services.

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results to weather on an adjusted basis. During 2009, we continued to see evidence that customers are seeking to conserve in their energy consumption, particularly during periods of high energy prices or in times of economic distress.  That conservation can have adverse effects on our results. In our service area, we have benefited from customer growth that tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue despite recent economic downturns, though that growth may be lower than we have recently experienced.  In addition, the profitability of our business is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric distribution rates.

The nature of our business requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facility and issuances of debt in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities in order to access the capital markets on terms we consider reasonable. Our goal is to improve our credit ratings over time.  A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facility. Disruptions in the financial markets, such as occurred in the last half of 2008 and continued during 2009, can also affect the availability of new capital on terms we consider attractive. In those circumstances companies like us may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our business through existing credit facilities and prudent refinancing of existing debt. We expect to experience higher borrowing costs and greater uncertainty in executing capital markets transactions given the current uncertainties in the financial markets.

As it did with many businesses, the sharp decline in stock market values during the latter part of 2008 had a significant adverse impact on the value of CenterPoint Energy’s pension plan assets.  Consistent with the regulatory treatment of such costs, we will defer until our next rate proceeding before the Texas Utility Commission the amount of pension expense that differs from the level of pension expense included in our 2007 base rates.

Significant Events

Hurricane Ike

Our electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise our transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $30 million.

We deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect our reported operating income for 2008 or 2009.

Legislation enacted by the Texas Legislature in April 2009 authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like us to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission costs.

Pursuant to such legislation, we filed with the Texas Utility Commission an application for review and approval for recovery of approximately $678 million, including approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs calculated through August 2009. In July 2009, we announced a settlement agreement with the parties to the proceeding.  Under that settlement agreement, we were entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving our application and the settlement agreement and authorizing recovery of $663 million, of which $643 million was attributable to distribution service and eligible for securitization and the remaining $20 million was attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, we filed with the Texas Utility Commission our application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.   In August 2009, the Texas Utility Commission issued a financing order allowing us to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds were issued, as well as certain up-front qualified costs capped at approximately $6 million.  In November 2009, we issued approximately $665 million of system restoration bonds through our CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

In accordance with the financing order, we also placed a separate customer credit in effect when the storm restoration bonds were issued.  That credit (ADFIT Credit) is applied to customers’ bills while the bonds are outstanding to reflect the benefit of accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs (including a carrying charge of 11.075%). The beginning balance of the ADFIT related to storm restoration costs was approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will reduce operating income in 2010 by approximately $24 million.

In accordance with the orders discussed above, as of December 31, 2009, we have recorded $651 million associated with distribution-related storm restoration costs as a net regulatory asset and $20 million associated with transmission-related storm restoration costs, of which $18 million is recorded in property, plant and equipment and $2 million of related carrying costs is recorded in regulatory assets.  These amounts reflect carrying costs of $60 million related to distribution and $2 million related to transmission through December 31, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the year ended December 31, 2009, the component representing a return of borrowing costs of $23 million has been recognized and is included in other income in our Statements of Consolidated Income.  The component representing an allowance for earnings on shareholders’ investment of $39 million is being deferred and will be recognized as it is collected through rates.

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

In October 2009, we terminated our $600 million 364-day secured credit facility which had been arranged in November 2008 following Hurricane Ike.

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

•
state and federal legislative and regulatory actions or developments, including deregulation, re-regulation, health care reform, and changes in or application of laws or regulations applicable to the various aspects of our business;

•	state and federal legislative and regulatory actions, developments or regulations relating to the environment, including those related to global climate change;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any hurricanes or natural disasters;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	industrial, commercial and residential growth in our service territory and changes in market demand and demographic patterns;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	non-payment for our services due to financial distress of our customers;

•	the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

•
the ability of REPs that are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC (TXU Energy), which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy’s pension and postretirement benefit plans;

•	our potential business strategies, including acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving our parent or our competitors; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the Securities and Exchange Commission.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various state and local governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from REPs and our ability to recover our stranded costs and regulatory assets.

The following table sets forth selected financial data for the years ended December 31, 2007, 2008 and 2009, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2007	2008	2009
	(In millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$1,560	$1,593	$1,674
Transition and system restoration bond companies	277	323	340
Total Revenues	1,837	1,916	2,014
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	652	703	774
Depreciation and amortization, excluding transition and system restoration bond companies	243	277	277
Taxes other than income taxes	223	201	208
Transition and system restoration bond companies	158	190	209
Total Expenses	1,276	1,371	1,468
Operating Income	561	545	546
Interest and other finance charges	(107)	(109)	(158)
Interest on transition and system restoration bonds	(123)	(136)	(131)
Other income, net	68	43	53
Income Before Income Taxes	399	343	310
Income Tax Expense	(126)	(121)	(102)
Net Income	$273	$222	$208

Throughput (in gigawatt-hours (GWh)):
Residential	23,999	24,258	24,815
Total	76,291	74,840	74,579

Number of metered customers at end of period:
Residential	1,793,600	1,821,267	1,849,019
Total	2,034,074	2,064,854	2,094,210

2009 Compared to 2008.  We reported operating income of $546 million for 2009, consisting of $415 million from our regulated electric transmission and distribution utility operations (TDU) and $131 million related to transition and system restoration bond companies. For 2008, operating income totaled $545 million, consisting of $407 million from the TDU, exclusive of an additional $5 million from the competition transition charge (CTC), and

$133 million related to transition bond companies. Revenues for the TDU increased due to higher transmission-related revenues ($50 million), in part reflecting the impact of a transmission rate increase implemented in November 2008, the impact of Hurricane Ike in 2008 ($17 million), revenues from implementation of AMS ($33 million) and higher revenues due to customer growth ($17 million) from the addition of over 29,000 new customers, partially offset by declines in energy demand ($26 million). Operation and maintenance expenses increased $71 million primarily due to higher transmission costs billed by transmission providers ($18 million), increased operating and maintenance expenses that were postponed in 2008 as a result of Hurricane Ike restoration efforts ($10 million), higher pension and other employee benefit costs ($10 million), expenses related to AMS ($14 million) and a gain on a land sale in 2008 ($9 million). Increased depreciation expense related to increased investment in AMS ($7 million) was offset by other declines in depreciation and amortization, primarily due to asset retirements. Taxes other than income taxes increased $7 million primarily as a result of a refund in 2008 of prior years’ state franchise taxes ($5 million). Changes in pension expense over our 2007 base year amount are being deferred until our next general rate case pursuant to Texas law.

Income Tax Expense.  Our 2009 effective tax rate of 32.9% differed from the 2008 effective tax rate of 35.4% primarily due to the settlement of our federal income tax return examinations for tax years 2004 and 2005. For more information, see Note 7 to our consolidated financial statements.

2008 Compared to 2007.  We reported operating income of $545 million for 2008, consisting of $407 million from the TDU, exclusive of an additional $5 million from the CTC, and $133 million related to transition bond companies. For 2007, operating income totaled $561 million, consisting of $400 million from the TDU, exclusive of an additional $42 million from the CTC, and $119 million related to transition bond companies. Revenues for the TDU increased in 2008 due to customer growth, with over 30,000 metered customers added ($23 million), increased usage ($15 million) in part caused by favorable weather experienced, increased transmission-related revenues ($21 million) and increased revenues from ancillary services ($5 million), partially offset by reduced revenues due to Hurricane Ike ($17 million) and the settlement of the final fuel reconciliation in 2007 ($5 million). Operation and maintenance expense increased primarily due to higher transmission costs ($43 million), the settlement of the final fuel reconciliation in 2007 ($13 million) and increased support services ($13 million), partially offset by a gain on sale of land ($9 million) and normal operating and maintenance expenses that were postponed as a result of Hurricane Ike restoration efforts ($10 million). Depreciation and amortization increased $34 million primarily due to amounts related to the CTC ($30 million), which were offset by similar amounts in revenues. Taxes other than income taxes declined $21 million primarily as a result of the Texas margin tax being classified as an income tax for financial reporting purposes in 2008 ($19 million) and a refund of prior years’ state franchise taxes ($5 million).

Income Tax Expense.  Our 2008 effective tax rate of 35.4% differed from the 2007 effective tax rate of 31.6% primarily as a result of revisions to the Texas Franchise Tax Law (Texas margin tax) which was reported as an operating expense prior to 2008 and is now being reported as an income tax.

LIQUIDITY

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal anticipated cash requirements during 2010 include approximately $557 million of capital expenditures and $241 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in 2010.  Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Capital Requirements. The following table sets forth our capital expenditures for 2009 and estimates of our capital requirements for 2010 through 2014 (in millions):

2009	$428
2010	557
2011	563
2012	488
2013	503
2014	484

The table above includes expenditures of $94 million in 2009 and capital requirements of $181 million, $172 million, $49 million, $38 million and $34 million in 2010 through 2014, respectively, related to AMS and Intelligent Grid, net of a $200 million grant by the U.S. Department of Energy (DOE).  The award is contingent on successful completion of negotiations with the DOE.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2010	2011-2012	2013-2014	2015 and thereafter
Transition and system restoration bond debt (1)	$3,046	$241	$590	$565	$1,650
Other long-term debt	2,092	—	46	1,250	796
Interest payments - transition and system restoration bond debt (1) (2)	834	135	245	187	267
Interest payments - other long-term debt (2)	1,188	118	259	193	618
Capital leases	1	—	—	—	1
Benefit obligations (3)	—	—	—	—	—
Income taxes (4)	—	—	—	—	—
Total contractual cash obligations	$7,161	$494	$1,140	$2,195	$3,332
_________
(1)	Transition and system restoration charges are adjusted at least annually to cover debt service on the transition and system restoration bonds.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)
We expect to contribute approximately $7 million to our postretirement benefits plan in 2010 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(4)
As of December 31, 2009, the liability for uncertain income tax positions was $175 million.  However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which any such liabilities might be paid.

Off-Balance Sheet Arrangements.  Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

Debt Financing Transactions.  In January 2009, we issued $500 million principal amount of general mortgage bonds due in March 2014 with an interest rate of 7.00%.  The proceeds from the sale of the bonds were used for general corporate purposes, including the repayment of outstanding borrowings under our revolving credit facility and from the money pool, capital expenditures and storm restoration costs associated with Hurricane Ike.

System Restoration Bonds. In November 2009, we issued approximately $665 million of system restoration bonds through our CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to

4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

Credit Facilities.  In October 2009, we terminated our $600 million 364-day secured credit facility which had been arranged in November 2008 following Hurricane Ike.

Our $289 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant. Under our $289 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating.

Borrowings under our credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under our credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.  We are currently in compliance with the various business and financial covenants contained in our credit facility.

As of February 15, 2010, we had the following facility (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at February 15, 2010		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012
_________
(1)	Represents outstanding letters of credit.

Securities Registered with the SEC. In October 2008, we registered an indeterminate principal amount of our general mortgage bonds under a joint registration statement with CenterPoint Energy.

Temporary Investments.  As of February 15, 2010, we had external temporary investments of $450 million.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At February 15, 2010, we had $379 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III) and CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) as of December 31, 2009. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2010	$—	$—	$—	$241	$241
2011	—	—	—	283	283
2012	46	—	46	307	353
2013	450	—	450	330	780
2014	800	—	800	235	1,035
2015	—	151	151	249	400
2016	—	—	—	266	266
2017	127	—	127	283	410
2018	—	—	—	303	303
2019	—	—	—	323	323
2020	—	—	—	91	91
2021	102	—	102	66	168
2022	—	—	—	69	69
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,093	$151	$2,244	$3,046	$5,290

As of December 31, 2009, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	229	527	(1)	2,518
Total	$1,864	$229	$678		$2,771
_________
(1)	Of such amount, $290 million collateralizes bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2009. However, we are contractually prohibited, subject to certain exceptions, from issuing additional first mortgage bonds.

The following table shows the maturity dates of the $678 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

Year	First Mortgage Bonds	General Mortgage Bonds		Total
2011	$—	$19		$19
2015	151	—		151
2018	—	50		50
2019	—	200	(1)	200
2020	—	90	(1)	90
2026	—	100		100
2028	—	68		68
Total	$151	$527		$678
_________
(1)	These mortgage bonds collateralize bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

       At December 31, 2009, Bond Company had $376 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas Electric Choice Plan (Texas electric restructuring law). At December 31, 2009, Bond Company II had $1.6 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. At December 31, 2009, Bond Company III had $455 million aggregate principal amount of outstanding transition bonds that were issued pursuant to a financing order issued by the Texas Utility Commission in September 2007. At December 31, 2009, Restoration Bond Company had approximately $665 million aggregate principal amount of outstanding system restoration bonds that were issued pursuant to a financing order issued by the Texas Utility Commission in August 2009.  The transition bonds and system restoration bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of our retail electric customers in order to provide recovery of authorized qualified costs. The transition and system restoration  bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition and system restoration bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between us and the transition and system restoration bond companies and in an intercreditor agreement among us, the bond companies and other parties.

Impact on Liquidity of a Downgrade in Credit Ratings.  As of February 15, 2010, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	Baa1	Positive	BBB+	Negative	A-	Stable
_________
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

A decline in credit ratings could increase borrowing costs under our credit facility. If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2009, the impact on the borrowing costs under our credit facility would have been immaterial. A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete certain capital market transactions.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of February 15, 2010, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us;

•	the ability of REPs that are subsidiaries of NRG Retail LLC and TXU Energy, which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of this report.

Certain Contractual Limits on Our Ability to Issue Securities and Borrow Money. Our credit facility limits our debt (excluding transition and system restoration bonds) as a percentage of our total capitalization to 65%. Additionally, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2009, we had recorded regulatory assets of $2.9 billion and regulatory liabilities of $382 million.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 2(m) to the consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $44 million for the year ended December 31, 2009. Our actuarially determined pension and other postemployment expenses for 2009 in excess of the 2007 base year amount are being deferred for rate making purposes until our next general rate case pursuant to Texas law.  We deferred as a regulatory asset $32 million in pension and other postemployment expenses during the year ended December 31, 2009. Pension cost for 2010 is expected to be $32 million, of which we expect $1 million to impact pre-tax earnings after effecting such deferrals, based on an expected return on plan assets of 8.00% and a discount rate of 5.70% as of December 31, 2009. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2009, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

We had floating rate obligations of $259 million and $-0- at December 31, 2008 and 2009, respectively.

At December 31, 2008 and 2009, we had outstanding fixed-rate debt aggregating $4.3 billion and $5.3 billion in principal amount and having a fair value of approximately $4.2 billion and $5.6 billion in 2008 and 2009, respectively. These instruments are fixed-rate and therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 6 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $147 million if interest rates were to decline by 10% from their levels at December 31, 2009. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2009 and 2008, and the related statements of consolidated income, cash flows, and member’s equity for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 2010

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

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

March 10, 2010

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2007	2008	2009
	(In Millions)

Revenues	$1,837	$1,916	$2,014

Expenses:
Operation and maintenance	655	709	780
Depreciation and amortization	398	460	480
Taxes other than income taxes	223	202	208
Total	1,276	1,371	1,468
Operating Income	561	545	546

Other Income (Expense):
Interest and other finance charges	(107)	(109)	(158)
Interest on transition and system restoration bonds	(123)	(136)	(131)
Other, net	68	43	53
Total	(162)	(202)	(236)
Income Before Income Taxes	399	343	310
Income tax expense	(126)	(121)	(102)
Net Income	$273	$222	$208

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2009
	(In Millions)
ASSETS
Current Assets:
Cash and cash equivalents	$166	$739
Accounts and notes receivable, net	227	200
Accounts and notes receivable—affiliated companies	30	303
Accrued unbilled revenues	60	63
Inventory	74	69
Taxes receivable	8	54
Deferred tax asset	1	1
Other	82	58
Total current assets	648	1,487
Property, Plant and Equipment, net	4,604	4,588

Other Assets:
Regulatory assets	2,832	2,885
Notes receivable—affiliated companies	750	750
Other	48	45
Total other assets	3,630	3,680

Total Assets	$8,882	$9,755

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of transition and system restoration bonds long-term debt	$208	$241
Accounts payable	150	58
Accounts and notes payable—affiliated companies	36	29
Taxes accrued	87	89
Interest accrued	100	100
Other	89	61
Total current liabilities	670	578

Other Liabilities:
Accumulated deferred income taxes, net	1,506	1,469
Unamortized investment tax credits	21	14
Benefit obligations	187	195
Regulatory liabilities	313	382
Notes payable—affiliated companies	151	151
Other	170	221
Total other liabilities	2,348	2,432

Long-Term Debt:
Transition and system restoration bonds	2,381	2,805
Other	1,843	2,092
Total long-term debt	4,224	4,897

Commitments And Contingencies (Note 8)

Member’s Equity	1,640	1,848
Total Liabilities and Member’s Equity	$8,882	$9,755

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2007	2008	2009
	(In Millions)
Cash Flows from Operating Activities:
Net income	$273	$222	$208
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	398	460	480
Deferred income taxes	(73)	347	16
Amortization of deferred financing costs	11	13	23
Changes in other assets and liabilities:
Accounts and notes receivable, net	(14)	(13)	44
Accounts receivable/payable, affiliates	23	(5)	17
Taxes receivable	31	(5)	(46)
Inventory	3	(14)	5
Accounts payable	(24)	21	(78)
Interest and taxes accrued	(20)	17	2
Net regulatory assets and liabilities	67	(376)	(63)
Other current assets	—	(2)	(2)
Other current liabilities	7	13	(28)
Other assets	(1)	1	(3)
Other liabilities	(18)	(5)	(13)
Other, net	1	(9)	—
Net cash provided by operating activities	664	665	562
Cash Flows from Investing Activities:
Capital expenditures	(402)	(462)	(442)
Increase in notes receivable from affiliates	—	—	(289)
Decrease (increase) in restricted cash of transition and system restoration bond companies	(1)	(11)	26
Other, net	12	14	28
Net cash used in investing activities	(391)	(459)	(677)
Cash Flows from Financing Activities:
Revolving credit facility, net	50	201	(251)
Proceeds from long-term debt	—	488	1,165
Payments of long-term debt	(147)	(159)	(208)
Decrease in short-term notes payable with affiliates	(70)	(39)	(8)
Debt issuance costs	—	(19)	(10)
Dividend to parent	(100)	(640)	—
Net cash provided by (used in) financing activities	(267)	(168)	688

Net Increase in Cash and Cash Equivalents	6	38	573
Cash and Cash Equivalents at Beginning of the Year	122	128	166
Cash and Cash Equivalents at End of the Year	$128	$166	739
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$221	$235	$287
Income taxes (refunds), net	180	(231)	134
Non-cash transactions:
Accounts payable related to capital expenditures	$23	$42	$28

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2007		2008		2009
	Shares	Amount	Shares	Amount	Shares	Amount
	(In millions of dollars and shares)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,712		1,712		1,230
Dividend to parent		—		(482)		—
Balance, end of year		1,712		1,230		1,230
Retained Earnings
Balance, beginning of year		170		346		410
Net income		273		222		208
Dividend to parent		(100)		(158)		—
Cumulative effect of uncertain tax positions standard		3		—		—
Balance, end of year		346		410		618
Total Member’s Equity		$2,058		$1,640		$1,848

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At December 31, 2009, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition and system restoration property, issuing transition and system restoration bonds and performing activities incidental thereto.  For further discussion of the transition and system restoration bond companies, see Notes 2(e), 2(f), 3(a), 3(b) and 6.

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

(b) Principles of Consolidation

The accounts of CenterPoint Houston and its wholly owned subsidiaries are included in CenterPoint Houston’s consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation.

(c) Revenues

CenterPoint Houston records revenue for electricity delivery under the accrual method and these revenues are recognized upon delivery to customers. Electricity deliveries not billed by month-end are accrued based on daily supply volumes, applicable rates and analyses reflecting significant historical trends and experience.

(d) Long-Lived Assets and Intangibles

CenterPoint Houston records property, plant and equipment at historical cost. CenterPoint Houston expenses repair and maintenance costs as incurred. Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (Years)	2008	2009
		(In millions)
Transmission	38	$1,597	$1,561
Distribution	25	4,853	4,971
Other	20	806	793
Total		7,256	7,325
Accumulated depreciation		2,652	2,737
Property, plant and equipment, net		$4,604	$4,588

CenterPoint Houston periodically evaluates long-lived assets, including property, plant and equipment, and specifically identifiable intangibles, when events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted cash flows attributable to the assets, as compared to the carrying value of the assets.

(e) Regulatory Assets and Liabilities

CenterPoint Houston applies the guidance for accounting for regulated operations. The following is a list of regulatory assets/liabilities reflected on CenterPoint Houston’s Consolidated Balance Sheets as of December 31, 2008 and 2009:

	December 31,
	2008	2009
	(In millions)
Securitized regulatory asset (1)	$2,430	$2,886
Unrecognized equity return	(207)	(232)
Unamortized loss on reacquired debt	73	67
Hurricane Ike restoration cost (1)	435	2
Pension and postretirement-related regulatory asset (2)	50	83
Other long-term regulatory assets	51	79
Total regulatory assets (1)	2,832	2,885

Estimated removal costs	301	308
Other long-term regulatory liabilities	12	74
Total regulatory liabilities	313	382
Total regulatory assets and liabilities, net	$2,519	$2,503
_________
(1)
As discussed in Note 6(b), CenterPoint Houston securitized approximately $665 million of Hurricane Ike restoration costs in November 2009.  CenterPoint Houston did not record a return on Hurricane Ike restoration costs until approval by the Public Utility Commission of Texas (Texas Utility Commission) was received in 2009.  Other regulatory assets that are not earning a return were not material at December 31, 2008 and 2009.

(2)
CenterPoint Houston’s actuarially determined pension expense for 2009 in excess of the 2007 base year amount is being deferred for rate making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $32 million in pension and other postemployment expenses during the year ended December 31, 2009.

CenterPoint Houston recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2008 and 2009, these removal costs of $301 million and $308 million, respectively, are classified as regulatory liabilities in CenterPoint Houston’s Consolidated Balance Sheets. A portion of the amount of removal costs that related to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.  At December 31, 2008 and 2009, CenterPoint Houston’s asset retirement obligations were $17 million and $22 million, respectively.  The increase in asset retirement obligation in 2009 of $5 million is primarily attributable to the decrease in the credit-adjusted risk-free rate used to value the asset retirement obligation as of the end of the period.

(f) Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Transition and system restoration property is being amortized over the expected life of the four series of transition and system restoration bonds (12 years, 14 years, 12 years and 14 years, respectively), based on estimated revenue from transition or system restoration charges, interest accruals and other expenses. Other amortization expense includes amortization of regulatory assets and other intangibles.

The following table presents depreciation and amortization expense for 2007, 2008 and 2009:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Depreciation expense	$251	$256	$259
Amortization of securitized regulatory assets	155	183	203
Other amortization	(8)	21	18
Total depreciation and amortization	$398	$460	$480

(g) Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) represents the approximate net composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. AFUDC is capitalized as a component of projects under construction and will be amortized over the assets’ estimated useful lives. During 2007, 2008 and 2009, CenterPoint Houston capitalized AFUDC of $10 million, $7 million and $3 million, respectively.

(h) Income Taxes

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.  CenterPoint Houston uses the asset and liability method of accounting for deferred income taxes. Deferred income tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Investment tax credits that were deferred are being amortized over the estimated lives of the related property. A valuation allowance is established against deferred tax assets for which management believes realization is not considered more likely than not. CenterPoint Houston recognizes interest and penalties as a component of income tax expense. Current federal and certain state income taxes are payable to or receivable from CenterPoint Energy.

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts and notes receivable are net of an allowance for doubtful accounts of $2 million and less than $1 million at December 31, 2008 and 2009, respectively. The provision for doubtful accounts in CenterPoint Houston’s Statements of Consolidated Income for 2007, 2008 and 2009 was $1 million, $2 million and $1 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market.

(k) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Houston considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds in October 2001, December 2005 and February 2008 and system restoration bonds in November 2009, CenterPoint Houston was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $60 million and $34 million at December 31, 2008 and 2009, respectively, are included in other current assets in CenterPoint Houston's Consolidated Balance Sheets. For additional information regarding transition and system restoration bonds, see Notes 3(a), 3(b) and 6. Cash and cash equivalents includes $166 million and $151 million at December 31, 2008 and 2009, respectively, that is held by CenterPoint Houston’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(l) New Accounting Pronouncements

Effective January 1, 2009, CenterPoint Houston adopted new accounting guidance on employers’ disclosures about postretirement benefit plan assets which expands the disclosures about employers’ plan assets to include more detailed disclosures about the employers’ investment strategies, major categories of plan assets, concentrations of risk within plan assets and valuation techniques used to measure the fair value of plan assets. See Note 2(m) below for the required disclosures.

Effective June 30, 2009, CenterPoint Houston adopted new accounting guidance on interim disclosures about fair value of financial instruments which expands the fair value disclosures required for all financial instruments to interim periods. This new guidance also requires entities to disclose in interim periods the methods and significant assumptions used to estimate the fair value of financial instruments. CenterPoint Houston’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Effective June 30, 2009, CenterPoint Houston adopted new accounting guidance on subsequent events that establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. CenterPoint Houston’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

Effective July 1, 2009, CenterPoint Energy adopted new accounting guidance on the Financial Accounting Standards Board (FASB) Accounting Standards Codification (Codification) and the hierarchy of generally accepted accounting principles.  This new accounting guidance establishes the Codification as the source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative U.S. generally accepted accounting principles for SEC registrants. CenterPoint Houston’s adoption of this new guidance did not have any impact on its financial position, results of operations or cash flows.

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

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance is effective for the first reporting period beginning after December 15, 2009. The adoption of this new guidance will not have a material impact on CenterPoint Houston's financial position, results of operation or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(m) Employee Benefit Plans

Pension Plans

Substantially all of CenterPoint Houston’s employees participate in CenterPoint Energy’s non-contributory qualified defined benefit plan. Under the cash balance formula, participants accumulate a retirement benefit based upon 5% of eligible earnings, which increased from 4% effective January 1, 2009, and accrued interest. Prior to

1999, the pension plan accrued benefits based on years of service, final average pay and covered compensation. Certain employees participating in the plan as of December 31, 1998 automatically receive the greater of the accrued benefit calculated under the prior plan formula through 2008 or the cash balance formula.

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CenterPoint Houston based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CenterPoint Houston recognized pension expense of $1 million, pension income of $4 million and pension expense of $43 million for the years ended December 31, 2007, 2008 and 2009, respectively. CenterPoint Houston deferred as a regulatory asset $32 million in pension and other postemployment expenses during the year ended December 31, 2009.

In addition to the pension plan, CenterPoint Houston participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million for each of the years ended December 31, 2007, 2008 and 2009.

Savings Plan

CenterPoint Houston participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an Employee Stock Ownership Plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50%, which increased from 16% in prior years, of compensation. Effective January 1, 2009, CenterPoint Houston matches 100% of the first 6% of each employee’s compensation contributed. CenterPoint Houston previously matched 75% of the first 6% of each employee’s compensation contributed with the potential for an additional discretionary match of up to 50% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CenterPoint Houston the savings plan benefit expense related to CenterPoint Houston’s employees.  Savings plan benefit expense was $12 million, $14 million and $11 million for the years ended December 31, 2007, 2008 and 2009, respectively.

Postretirement Benefits

CenterPoint Houston’s employees participate in CenterPoint Energy’s benefit plans which provide certain healthcare and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees become eligible for these benefits if they have met certain age and service requirements at retirement, as defined in the plans. Under plan amendments effective in early 1999, healthcare benefits for future retirees were changed to limit employer contributions for medical coverage. Such benefit costs are accrued over the active service period of employees.

CenterPoint Houston is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Service cost— benefits earned during the period	$1	$1	$—
Interest cost on projected benefit obligation	17	17	18
Expected return on plan assets	(11)	(11)	(8)
Amortization of transition obligation	6	6	6
Net postretirement benefit cost	$13	$13	$16

CenterPoint Houston used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2007	2008	2009
Discount rate	5.85%	6.40%	6.90%
Expected return on plan assets	8.00%	8.00%	7.50%

In determining net periodic benefits cost, CenterPoint Houston uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CenterPoint Houston’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2008 and 2009.  The measurement dates for plan assets and obligations were December 31, 2008 and 2009.

	Year Ended December 31,
	2008	2009
	(In millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$281	$272
Service cost	1	—
Interest cost	17	18
Benefits paid	(18)	(18)
Participant contributions	1	1
Medicare drug reimbursement	2	—
Actuarial (gain) loss	(12)	15
Accumulated benefit obligation, end of year	$272	$288
Change in Plan Assets
Plan assets, beginning of year	$142	$115
Benefits paid	(18)	(18)
Employer contributions	9	9
Participant contributions	1	1
Actual investment return (loss)	(19)	17
Plan assets, end of year	$115	$124
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(157)	$(164)
Net liability, end of year	$(157)	$(164)
Actuarial Assumptions
Discount rate	6.90%	5.70%
Expected long-term return on assets	7.50%	7.50%
Healthcare cost trend rate assumed for the next year	6.50%	7.50%
Prescription drug cost trend rate assumed for the next year	12.00%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2011	2014
Year that the prescription drug rate reaches the ultimate trend rate	2014	2015

The discount rate assumption was determined by matching the accrued cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to thirty years.

The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation of the CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation.

For measurement purposes, healthcare costs are assumed to increase 7.50% during 2010, after which this rate decreases until reaching the ultimate rate of 5.50% in 2014. Prescription drug costs are assumed to increase 8.00% in 2010, after which this rate decreases until reaching the ultimate rate of 5.50% in 2015.

CenterPoint Houston does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2008 and 2009.  Unrecognized costs were recorded as a regulatory asset because CenterPoint Houston historically and currently recovers postretirement expenses in rates.

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CenterPoint Houston’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(In millions)
Effect on the postretirement benefit obligation	$12	$(10)
Effect on total of service and interest cost	1	(1)

In managing the investments associated with the postretirement benefit plan, CenterPoint Houston’s objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, CenterPoint Houston adopted and maintained the following asset allocation ranges for its postretirement benefit plans:

Domestic equity securities	25-35%
International equity securities	5-15%
Debt securities	55-65%
Cash	0-2%

The fair values of CenterPoint Houston’s postretirement plan assets at December 31, 2009, by asset category are as follows:

	Fair Value Measurements at December 31, 2009 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$124	$124	$—	$—
Total	$124	$124	$—	$—
_________
(1)	60% of the amount invested in mutual funds is in fixed income securities; 30% is in U.S. equities and 10% is in international equities.

CenterPoint Houston expects to contribute $7 million to its postretirement benefits plan in 2010. The following benefit payments are expected to be paid by the postretirement benefit plan (in millions):

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
2010	$19	$(2)
2011	20	(2)
2012	21	(2)
2013	22	(2)
2014	23	(3)
2015-2019	128	(17)

        Postemployment Benefits

CenterPoint Houston participates in CenterPoint Energy’s plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). CenterPoint Houston recorded postemployment income of $1 million, $1 million and expense of $-0- for the years ended December 31, 2007, 2008 and 2009, respectively.  Amounts relating to postemployment obligations included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2009 were $14 million and $13 million, respectively.

    Other Non-Qualified Plans

CenterPoint Houston participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Houston. CenterPoint Houston recorded benefit expense relating to these programs of $1 million in each of the years ended December 31, 2007, 2008 and 2009. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2009 were $15 million and $14 million, respectively.

    Other Employee Matters

As of December 31, 2009, CenterPoint Houston had 2,843 full-time employees, of which approximately 44% are subject to a collective bargaining agreement. CenterPoint Houston’s collective bargaining agreement with International Brotherhood of Electrical Workers Union Local No. 66 is scheduled to expire in May 2010.  CenterPoint Houston has a good relationship with this bargaining unit and expects to negotiate a new agreement in 2010.

(n) Other Current Assets and Liabilities

Included in other current assets in the Consolidated Balance Sheets at both December 31, 2008 and 2009 was $60 million and $34 million, respectively, of restricted cash related to the transition  and system restoration bond companies.  Included in other current liabilities in the Consolidated Balance Sheets at December 31, 2008 and 2009 was $45 million and $16 million, respectively, of customer deposits.

(3)	Regulatory Matters

(a) Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008.

As is common with electric utilities serving coastal regions, the poles, towers, wires, street lights and pole mounted equipment that comprise CenterPoint Houston’s transmission and distribution system are not covered by property insurance, but office buildings and warehouses and their contents and substations are covered by insurance that provides for a maximum deductible of $10 million. Current estimates are that total losses to property covered by this insurance were approximately $30 million.

CenterPoint Houston deferred the uninsured system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Houston’s reported operating income for 2008 or 2009.

Legislation enacted by the Texas Legislature in April 2009 authorized the Texas Utility Commission to conduct proceedings to determine the amount of system restoration costs and related costs associated with hurricanes or other major storms that utilities are entitled to recover, and to issue financing orders that would permit a utility like CenterPoint Houston to recover the distribution portion of those costs and related carrying costs through the issuance of non-recourse system restoration bonds similar to the securitization bonds issued previously.  The legislation also allowed such a utility to recover, or defer for future recovery, the transmission portion of its system restoration costs through the existing mechanisms established to recover transmission costs.

       Pursuant to such legislation, CenterPoint Houston filed with the Texas Utility Commission an application for review and approval for recovery of approximately $678 million, including approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs calculated through August 2009. In July 2009, CenterPoint Houston announced a settlement agreement with the parties to the proceeding.  Under that settlement agreement, CenterPoint Houston was entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving CenterPoint Houston’s application and the settlement agreement and authorizing recovery of $663 million, of which $643 million was attributable to distribution service and eligible for securitization and the remaining $20 million was attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds.   In August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from September 1, 2009 through the date the system restoration bonds were issued, as well as certain up-front qualified costs capped at approximately $6 million.  In November 2009, CenterPoint Houston issued approximately $665 million of system restoration bonds through its CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

In accordance with the financing order, CenterPoint Houston also placed a separate customer credit in effect when the storm restoration bonds were issued.  That credit (ADFIT Credit) is applied to customers’ bills while the bonds are outstanding to reflect the benefit of accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs (including a carrying charge of 11.075%). The beginning balance of the ADFIT related to storm restoration costs was approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit will reduce operating income in 2010 by approximately $24 million.

In accordance with the orders discussed above, as of December 31, 2009, CenterPoint Houston has recorded $651 million associated with distribution-related storm restoration costs as a net regulatory asset and $20 million associated with transmission-related storm restoration costs, of which $18 million is recorded in property, plant and equipment and $2 million of related carrying costs is recorded in regulatory assets.   These amounts reflect carrying costs of $60 million related to distribution and $2 million related to transmission through December 31, 2009, based on the 11.075% cost of capital approved by the Texas Utility Commission.  The carrying costs have been bifurcated into two components: (i) return of borrowing costs and (ii) an allowance for earnings on shareholders’ investment.  During the year ended December 31, 2009, the component representing a return of borrowing costs of $23 million has been recognized and is included in other income in CenterPoint Energy’s Statements of Consolidated Income.  The component representing an allowance for earnings on shareholders’ investment of $39 million is being deferred and will be recognized as it is collected through rates.

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

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court was held in October 2009.  Although CenterPoint Energy and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, CenterPoint Energy can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Houston recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in CenterPoint Houston’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, CenterPoint Houston anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below and the calculation of interest on any amounts CenterPoint Houston ultimately is authorized to recover or is required to refund beyond the amounts recorded based on the True-Up Order, but could range from $180 million to $410 million (pre-tax) plus interest subsequent to December 31, 2009.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. CenterPoint Energy believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Houston’s results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. In its opinion, the court of appeals ordered that this issue be remanded to the Texas Utility Commission, as that commission requested. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. CenterPoint Energy and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005 and affirmed by a Travis County district court, in December 2005, a new special purpose subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

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

        Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two parties appealed the court of appeals decision to the Texas Supreme Court which heard oral argument in October 2009. The ultimate outcome of this matter cannot be predicted at this time. However, CenterPoint Energy does not expect the disposition of this matter to have a material adverse effect on CenterPoint Energy’s or CenterPoint Houston’s financial condition, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the years ended December 31, 2007 and 2008, CenterPoint Houston recognized approximately $42 million and $5 million, respectively, in operating income from the CTC.

As of December 31, 2009, CenterPoint Houston has not recognized an allowed equity return of $193 million on its true-up balance because such return will be recognized as it is recovered in rates. During the years ended December 31, 2007, 2008 and 2009, CenterPoint Houston recognized approximately $14 million, $13 million and $13 million, respectively, of the allowed equity return not previously recognized.

(c) Rate Proceedings

Texas. In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs and carrying costs, totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but refused to permit CenterPoint Houston to recover a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement reached in CenterPoint Houston’s 2006 rate proceeding.  CenterPoint Houston has appealed the denial of the full 2008 performance bonus to the district court in Travis County, Texas, where the case remains pending.

(4)	Fair Value Measurements

Effective January 1, 2008, CenterPoint Houston adopted new accounting guidance on fair value measurements which requires additional disclosures about CenterPoint Houston’s financial assets and liabilities that are measured at fair value. Effective January 1, 2009, CenterPoint Houston adopted this new guidance for nonfinancial assets and liabilities, which adoption had no impact on CenterPoint Houston’s financial position, results of operations or cash flows.  Beginning in January 2008, assets and liabilities recorded at fair value in the Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2009, CenterPoint Houston held Level 1 investments of $31 million, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at December 31, 2009.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at December 31, 2009.

(5)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had money pool borrowings of $8 million at December 31, 2008, which are included in accounts and notes payable-affiliated companies in the Consolidated Balance Sheets, and investments in the money pool of $289 million at December 31, 2009, which are included in accounts and notes receivable-affiliated companies in the Consolidated Balance Sheets.  At December 31, 2009, CenterPoint Houston’s money pool investment bore interest of 0.18%.

At December 31, 2008 and 2009, CenterPoint Houston had a $750 million note receivable from its parent, which bears interest at the prime rate, 3.25% at December 31, 2009.

For the years ended December 31, 2007, 2008 and 2009, CenterPoint Houston had net interest income related to affiliate borrowings of $49 million, $31 million and $19 million, respectively.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $103 million, $116 million and $126 million in 2007, 2008 and 2009, respectively, and are included primarily in operation and maintenance expenses.

In 2007, 2008 and 2009, CenterPoint Houston paid a dividend of $100 million, $640 million and $-0-, respectively.

(b) Major Customers

During 2007, 2008 and 2009, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that were formerly subsidiaries of RRI and are currently subsidiaries of NRG Energy, Inc. totaled $661 million, $635 million and $634 million, respectively.  During 2007, 2008 and 2009, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are subsidiaries of TXU Energy Retail Company LLC totaled $127 million, $151 million and $182 million, respectively.

(6)	Short-term Borrowings and Long-term Debt

	December 31, 2008		December 31, 2009
	Long-Term	Current(1)	Long-Term	Current(1)
	(In millions)
Long-term debt:
First mortgage bonds 9.15% due 2021(2)	$102	$—	$102	$—
General mortgage bonds 5.60% to 7.00% due 2013 to 2033(2)	1,262	—	1,762	—
Pollution control bonds 3.625% to 5.60% due 2012 to 2027(3)	229	—	229	—
System restoration bonds 1.833% to 4.243% due 2010 to 2022	—	—	645	20
Transition bonds 4.192% to 5.63% due 2010 to 2020	2,381	208	2,160	221
Bank loans due 2012(4)	251	—	—	—
Other	(1)	—	(1)	—
Total long-term debt	$4,224	$208	$4,897	$241

(1)	Includes amounts due or scheduled to be paid within one year of the date noted.

(2)
Excludes $151 million of first mortgage bonds and $527 million of general mortgage bonds that CenterPoint Houston had issued as collateral for long-term debt of CenterPoint Energy, and general mortgage bonds that CenterPoint Houston had issued as collateral for its debt aggregating $229 million at both December 31, 2008 and 2009. Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3)	These series of debt are secured by CenterPoint Houston’s general mortgage bonds.

(4)	Classified as long-term debt because the termination date of the facility under which the funds were borrowed is more than one year beyond the dates referenced in the table.

(a) Short-term Borrowings

Revolving Credit Facility. On October 6, 2009, CenterPoint Houston terminated its $600 million 364-day credit facility which was secured by a pledge of $600 million of general mortgage bonds issued by CenterPoint Houston.

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

System Restoration Bonds. In July 2009, CenterPoint Houston filed with the Texas Utility Commission its application for a financing order to recover the portion of approved costs related to distribution service through the issuance of system restoration bonds. In August 2009, the Texas Utility Commission issued a financing order allowing CenterPoint Houston to securitize $643 million in distribution service costs plus carrying charges from

September 1, 2009 through the date the system restoration bonds were issued, as well as certain up-front qualified costs capped at approximately $6 million.  In November 2009, CenterPoint Houston issued approximately $665 million of system restoration bonds through its CenterPoint Energy Restoration Bond Company, LLC subsidiary with interest rates of 1.833% to 4.243% and final maturity dates ranging from February 2016 to August 2023.  The bonds will be repaid over time through a charge imposed on customers.

       Revolving Credit Facility. CenterPoint Houston’s $289 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and other securitization bonds) to total capitalization covenant. Under the credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

As of December 31, 2008 and 2009, CenterPoint Houston had $251 million and $-0- of borrowings, respectively, under this credit facility. In addition, as of both December 31, 2008 and 2009, CenterPoint Houston had approximately $4 million of outstanding letters of credit under this credit facility. CenterPoint Houston was in compliance with all debt covenants as of December 31, 2009.

Maturities.  CenterPoint Houston’s maturities of long-term debt and scheduled payments on transition and system restoration bonds are $241 million in 2010, $283 million in 2011, $353 million in 2012, $780 million in 2013 and $1.0 billion in 2014.

Liens.  As of December 31, 2009, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2007, 2008 and 2009 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2010 is approximately $172 million, and the sinking fund requirement to be satisfied in 2010 is approximately $3 million. CenterPoint Houston expects to meet these 2010 obligations by certification of property additions. As of December 31, 2009, CenterPoint Houston’s assets were also subject to liens securing approximately $2.5 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(7)	Income Taxes

The components of CenterPoint Houston’s income tax expense were as follows:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Current income tax expense (benefit):
Federal	$199	$(236)	$70
State	—	10	16
Total current expense (benefit)	199	(226)	86
Deferred income tax expense (benefit):
Federal	(73)	345	17
State	—	2	(1)
Total deferred expense (benefit)	(73)	347	16
Total income tax expense	$126	$121	$102

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2007	2008	2009
	(In millions)
Income before income taxes	$399	$343	$310
Federal statutory rate	35%	35%	35%
Expected federal income tax expense	139	120	108
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	—	8	10
Amortization of investment tax credit	(7)	(7)	(7)
Increase (decrease) in settled and uncertain tax positions	(2)	7	(2)
Other, net	(4)	(7)	(7)
Total	(13)	1	(6)
Total income tax expense	$126	$121	$102
Effective tax rate	31.6%	35.4%	32.9%

As a result of CenterPoint Energy’s settlement with the IRS for tax years 2004 and 2005, CenterPoint Houston recorded an income tax benefit of approximately $9 million in 2009 related to a reduction in the liability for uncertain tax positions of approximately $39 million. Changes in the Texas State Franchise Tax Law (Texas margin tax) resulted in classifying Texas margin tax of approximately $8 million and $10 million, net of federal income tax effect, as income tax expense in 2008 and 2009, respectively.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2008	2009
	(In millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1	$1
Non-current:
Employee benefits	84	85
Other	18	20
Total non-current deferred tax assets	102	105
Total deferred tax assets	103	106

Deferred tax liabilities:
Non-current:
Depreciation	697	712
Regulatory assets, net	910	862
Other	1	—
Total deferred tax liabilities	1,608	1,574
Accumulated deferred income taxes, net	$1,505	$1,468

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Houston’s unrecognized tax benefits:

	December 31,
	2007	2008	2009
	(In millions)
Balance, beginning of year	$70	$92	$123
Tax Positions related to prior years:
Additions	30	16	38
Reductions	(12)	(1)	(24)

Tax Positions related to current year:
Additions	4	16	53
Settlements	—	—	(15)
Balance, end of year	$92	$123	$175

The net increase in the total amount of unrecognized tax benefits during 2009 is primarily related to the tax normalization issue described in Note 3(b) to our consolidated financial statements, a change in tax accounting method for repairs and maintenance of our network assets and a casualty loss deduction associated with Hurricane Ike.  These three uncertain income tax positions are temporary differences and therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.  It is reasonably possible that the total amount of unrecognized tax benefits could increase between $22 million and $65 million over the next 12 months primarily as a result of the tax normalization issue, a temporary difference.

CenterPoint Houston has approximately $8 million, $11 million and $9 million of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate for 2007, 2008 and 2009, respectively. CenterPoint Houston recognizes interest and penalties as a component of income tax expense. CenterPoint Houston recognized approximately $5 million and $7 million of income tax expense and $5 million of income tax benefit related to interest on uncertain income tax positions during 2007, 2008 and 2009, respectively. CenterPoint Houston accrued $14 million and $9 million of interest on uncertain income tax positions at December 31, 2008 and 2009, respectively.

Tax Audits and Settlements.  CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through the 2005 tax year. CenterPoint Energy is currently under examination by the IRS for tax years 2006 and 2007 and is at various stages of the examination process. CenterPoint Houston has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2009.

(8)	Commitments and Contingencies

(a) Lease Commitments

CenterPoint Houston currently has no obligations under non-cancelable long-term operating leases for the years 2010 to 2014. Total lease expense for all operating leases was approximately $4 million, $5 million and less than $1 million for the years ended December 31, 2007, 2008 and 2009, respectively.

(b) Legal and Environmental Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), an indirect subsidiary of CenterPoint Energy, is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but the plaintiffs have indicated that they will appeal the dismissal. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

On May 1, 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory.  The sale does not alter RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification regarding certain litigation.

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or CenterPoint Houston, but currently owned by NRG Texas LP. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from NRG Texas LP. Although their ultimate outcome cannot be predicted at this time, CenterPoint Houston or CenterPoint Energy, as appropriate, intends to continue vigorously contesting claims that are not considered to have merit and CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

	December 31, 2008		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$4,582	$4,424	$5,288	$5,591

(10)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
Revenues	$409	$510	$552	$445
Operating income	91	164	202	88
Net income	26	72	98	26

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
Revenues	$412	$521	$608	$473
Operating income	70	162	218	96
Net income	2	67	118	21

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A(T). Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 1.99, 2.62, 2.61, 2.32, and 2.05 for the years ended December 31, 2005, 2006, 2007, 2008 and 2009, respectively.

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

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to CenterPoint Houston during the fiscal years ending December 31, 2008 and 2009 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2008	2009
Audit fees (1)	$679,550	$660,840
Audit-related fees (2)	105,000	256,000
Total audit and audit-related fees	784,550	916,840
Tax fees	—	—
All other fees	—	—
Total fees	$784,550	$916,840
_________
(1)
For 2009 and 2008, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2009 and 2008, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

CenterPoint Houston is not required to have, and does not have, an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 64.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated March 10, 2010; such report is included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in the index at Item 15(a)(2).  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 2010

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2009
(In Millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance At Beginning of Period	Additions Charged to Income	Deductions From Reserves(1)	Balance At End Of Period
Year Ended December 31, 2009:
Accumulated provisions:
Uncollectible accounts receivable	$2	$1	$3	$—
Year Ended December 31, 2008:
Accumulated provisions:
Uncollectible accounts receivable	$1	$2	$1	$2
Year Ended December 31, 2007:
Accumulated provisions:
Uncollectible accounts receivable	$1	$1	$1	$1
_________
(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 10th day of March, 2010.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By: /s/ DAVID M. MCCLANAHAN
David M. McClanahan
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2010.

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
For Fiscal Year Ended December 31, 2009

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