Form 10-Q
period 2010-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2010-05-12
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010
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

As of April 27, 2010, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2010

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•	other state and federal legislative and regulatory actions or developments, including, among others, deregulation, re-regulation and health care reform;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures, and demographic patterns;

•	weather variations and other natural phenomena;

•	changes in interest rates or rates of inflation;

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

•
the ability of retail electric providers, and particularly the two largest customers of CenterPoint Houston Electric LLC, which are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC, to satisfy their obligations to us and our subsidiaries;

ii

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy, Inc.’s pension and postretirement benefit plans;

•	our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving our parent or our competitors; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2009, which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2010

Revenues	$412	$488

Expenses:
Operation and maintenance	189	191
Depreciation and amortization	100	132
Taxes other than income taxes	53	52
Total	342	375
Operating Income	70	113

Other Income (Expense):
Interest and other finance charges	(39)	(37)
Interest on transition and system restoration bonds	(33)	(36)
Other, net	7	7
Total	(65)	(66)

Income Before Income Taxes	5	47
Income tax expense	(3)	(17)
Net Income	$2	$30

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS
	December 31, 2009	March 31, 2010
Current Assets:
Cash and cash equivalents	$739	$310
Accounts and notes receivable, net	200	242
Accounts and notes receivable – affiliated companies	303	626
Accrued unbilled revenues	63	55
Inventory	69	68
Taxes receivable	54	—
Deferred tax asset	1	1
Other	58	42
Total current assets	1,487	1,344

Property, Plant and Equipment:
Property, plant and equipment	7,325	7,389
Less accumulated depreciation and amortization	2,737	2,765
Property, plant and equipment, net	4,588	4,624

Other Assets:
Regulatory assets	2,885	2,834
Notes receivable — affiliated companies	750	750
Other	45	46
Total other assets	3,680	3,630

Total Assets	$9,755	$9,598

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2009	March 31, 2010
Current Liabilities:
Current portion of transition and system restoration bonds long-term debt	$241	$274
Accounts payable	58	55
Accounts and notes payable — affiliated companies	29	23
Taxes accrued	89	69
Interest accrued	100	49
Other	61	61
Total current liabilities	578	531

Other Liabilities:
Accumulated deferred income taxes, net	1,469	1,450
Unamortized investment tax credits	14	12
Benefit obligations	195	194
Regulatory liabilities	382	392
Notes payable — affiliated companies	151	151
Other	221	233
Total other liabilities	2,432	2,432

Long-term Debt:
Transition and system restoration bond	2,805	2,665
Other	2,092	2,092
Total long-term debt	4,897	4,757

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,230
Retained earnings	618	648
Total member’s equity	1,848	1,878

Total Liabilities and Member’s Equity	$9,755	$9,598

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2009	2010
Cash Flows from Operating Activities:
Net income	$2	$30
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	132
Amortization of deferred financing costs	6	3
Deferred income taxes	(5)	(19)
Changes in other assets and liabilities:
Accounts and notes receivable, net	31	(10)
Accounts receivable/payable, affiliates	5	(15)
Inventory	3	1
Accounts payable	(75)	(5)
Taxes receivable	8	54
Interest and taxes accrued	(94)	(71)
Net regulatory assets and liabilities	1	2
Other current assets	13	15
Other assets	(4)	3
Other liabilities	1	(2)
Other, net	—	(1)
Net cash provided by (used in) operating activities	(8)	117

Cash Flows from Investing Activities:
Capital expenditures	(120)	(93)
Increase in notes receivable from affiliates, net	(114)	(314)
Decrease in restricted cash of transition and system restoration bond companies	1	1
Other, net	(3)	(34)
Net cash used in investing activities	(236)	(440)

Cash Flows from Financing Activities:
Revolving credit facility, net	(251)	—
Proceeds from long-term debt	500	—
Payments of long-term debt	(104)	(106)
Debt issuance costs	(4)	—
Decrease in short-term notes with affiliates, net	(8)	—
Net cash provided by (used in) financing activities	133	(106)

Net Decrease in Cash and Cash Equivalents	(111)	(429)
Cash and Cash Equivalents at Beginning of Period	166	739
Cash and Cash Equivalents at End of Period	$55	$310

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$123	$125
Income tax refunds, net	(9)	(49)
Non-cash transactions:
Accounts payable related to capital expenditures	$26	$30

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2009 (CenterPoint Houston Form 10-K).

Background. CenterPoint Houston engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At March 31, 2010, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition and system restoration property, issuing transition and system restoration bonds and performing activities incidental thereto.  For further discussion of the transition and system restoration bond companies, see Note 4.

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

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance is effective for a reporting entity’s first annual reporting period that begins after November 15, 2009. CenterPoint Houston’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance is effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the first reporting period beginning after December 15, 2010. CenterPoint Houston's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. CenterPoint Houston expects that the adoption of the Level 3 related gross disclosure requirement, which is effective in 2011, will not have an impact on its financial position, results of operations or cash flows.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan.  CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2009	2010
	(in millions)
Interest cost	$5	$4
Expected return on plan assets	(2)	(2)
Amortization of transition obligation	1	1
Net periodic cost	$4	$3

CenterPoint Houston expects to contribute approximately $8 million to its postretirement benefit plan in 2010, of which $2 million was contributed as of March 31, 2010.

(4)	Regulatory Matters

(a) Recovery of True-Up Balance

In March 2004, CenterPoint Houston filed its true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan (Texas electric restructuring law). In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004 and certain other adjustments.

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

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court was held in October 2009, and the parties have filed post-submission briefs to the court.  Although CenterPoint Energy and CenterPoint Houston believe that CenterPoint Houston’s true-up request is consistent with applicable statutes and regulations and, accordingly, that it is reasonably possible that it will be successful in its appeal to the Texas Supreme Court, CenterPoint Energy can provide no assurance as to the ultimate court rulings on the issues to be considered in the appeal or with respect to the ultimate decision by the Texas Utility Commission on the tax normalization issue described below.

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

As of March 31, 2010, CenterPoint Houston has not recognized an allowed equity return of $190 million on its true-up balance because such return will be recognized as it is recovered in rates. During the three months ended March 31, 2009 and 2010, CenterPoint Houston recognized approximately $2 million and $3 million, respectively, of the allowed equity return not previously recognized.

(b) Rate Proceedings

The final order in its 2006 rate proceeding requires CenterPoint Houston to file a general rate case with the Texas Utility Commission by June 30, 2010 unless the Texas Utility Commission Staff and certain other parties determined by March 31, 2010 that no such filing would be necessary.  Those parties have advised CenterPoint Houston that a rate case filing is necessary, and, accordingly, CenterPoint Houston plans to file its application to change rates no later than the June 30, 2010 deadline.  The amount and other terms of the rate filing have not been established at this time.  Based on the prescribed timeline for processing such an application, CenterPoint Houston anticipates that a final order on that application would be entered in early 2011.

In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs, totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but refused to permit CenterPoint Houston to recover a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement reached in CenterPoint Houston’s 2006 rate proceeding.  CenterPoint Houston has appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas, where the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission to recover a total of approximately $14.4 million in costs related to its energy efficiency programs.  The filing seeks authorization to recover certain projected costs for its 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and revenue losses related to the implementation of the 2009 energy efficiency program. The application seeks to begin recovery of these costs through a surcharge beginning in January 2011.  A final order is not expected until later this year.

(c) Regulatory Accounting

CenterPoint Houston’s actuarially determined pension expense for 2010 in excess of the 2007 base year amount is being deferred for rate making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $4 million and $6 million, respectively, in pension expense during the three months ended March 31, 2009 and 2010.

As discussed in Note 9, CenterPoint Houston recorded a regulatory asset of $11 million related to a reduction in deferred tax assets as a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010.

(5)	Fair Value Measurements

Assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At March 31, 2010, CenterPoint Houston held Level 1 investments of $30 million, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at March 31, 2010.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at March 31, 2010.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended March 31, 2010, there were no transfers between levels.

(6)	Related Party Transactions and Major Customers

Related Party Transactions. CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $289 million and $603 million at December 31, 2009 and March 31, 2010, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2009 and March 31, 2010, CenterPoint Houston had a $750 million note receivable from its parent.

For both the three months ended March 31, 2009 and 2010, CenterPoint Houston had net interest income related to affiliate borrowings of $5 million.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $32 million and $31 million for the three months ended March 31, 2009 and 2010, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Sales to subsidiaries of NRG Retail LLC, the successor to RRI's Texas retail business, in the three months ended March 31, 2009 and 2010 represented approximately $142 million and $135 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the three months ended March 31, 2009 and 2010 represented approximately $37 million and $42 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(7)	Long-term Debt

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

As of December 31, 2009 and March 31, 2010, CenterPoint Houston had no borrowings under this credit facility. In addition, as of both December 31, 2009 and March 31, 2010, CenterPoint Houston had approximately $4 million of outstanding letters of credit under this credit facility. CenterPoint Houston was in compliance with all debt covenants as of March 31, 2010.

Other. At both December 31, 2009 and March 31, 2010, CenterPoint Houston had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)	Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), an indirect subsidiary of CenterPoint Energy, is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but the plaintiffs appealed the dismissal in March 2010 to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in CenterPoint Houston’s service territory.  In April 2010, RRI announced its plan to merge with Mirant Corporation in an all-stock transaction.  Neither the sale of the retail business nor the merger with Mirant Corporation, if ultimately finalized, alters RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification regarding certain litigation.

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

Other Proceedings

CenterPoint Houston is involved in other legal, environmental, tax and regulatory proceedings before various courts, regulatory commissions and governmental agencies regarding matters arising in the ordinary course of business. Some of these proceedings involve substantial amounts. CenterPoint Houston regularly analyzes current information and, as necessary, provides accruals for probable liabilities on the eventual disposition of these matters. CenterPoint Houston does not expect the disposition of these matters to have a material adverse effect on its financial condition, results of operations or cash flows.

(9)	Income Taxes

During the three months ended March 31, 2009 and 2010, the effective tax rate was 56% and 37%, respectively. The most significant item affecting the comparability of the effective tax rate is the lower pre-tax income in 2009.

As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010, a portion of retiree health care costs which are reimbursed by Medicare Part D subsidies will no longer be tax deductible effective for tax years beginning after December 31, 2012. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Houston reduced its deferred tax asset related to future retiree health care deductions by approximately $7 million as of March 31, 2010.  The entire reduction in the deferred tax asset has been recorded as a regulatory asset because CenterPoint Houston believes it will be recovered through the regulatory process. Additionally, the regulatory assets have been increased by approximately $4 million related to the recovery of CenterPoint Houston’s income taxes.

The following table summarizes CenterPoint Houston's unrecognized tax benefits at December 31, 2009 and March 31, 2010:

	December 31, 2009	March 31, 2010
	(in millions)
Unrecognized tax benefits	$175	$187
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	9	11
Interest accrued on unrecognized tax benefits	9	11

During the three months ended March 31, 2010, the IRS notified CenterPoint Energy that it would perform an examination of CenterPoint Energy’s 2008 consolidated federal income tax return of which CenterPoint Houston is a member.

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

	December 31, 2009		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long- term notes payable to parent)	$5,288	$5,591	$5,181	$5,545

ITEM 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three months ended March 31, 2009 and the three months ended March 31, 2010.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2009 Form 10-K.

Recent Events

Advanced Metering System and Distribution Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified us that we had been selected for a $200 million grant for our advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, we and the DOE completed negotiations and finalized the agreement. The DOE will reimburse us 50% of our eligible costs until the total amount of the grant has been paid.  We will use $150 million of the grant funding to accelerate completion of our current deployment of advanced meters by 2012, instead of 2014 as originally scheduled.  We will use the other $50 million from the grant to begin deployment of an electric distribution grid automation strategy in a portion of our service territory over the next three years.  It is expected that the portion of the IG project subject to funding by DOE will cost approximately $115 million.  We believe the IG has the potential to provide a significant improvement in grid planning, operations, maintenance and customer service for our distribution system.

In March 2010, the Internal Revenue Service (IRS) announced through the issuance of Revenue Procedure 2010-20 that it was providing a safe harbor to corporations who receive a Smart Grid Investment Grant. The IRS stated that it would not challenge a corporation’s treatment of the grant as a non-taxable non-shareholder contribution to capital as long as the corporation properly reduced the tax basis of the property acquired with grant funds.

Rate Case

The final order in our 2006 rate proceeding requires us to file a general rate case with the Public Utility Commission of Texas (Texas Utility Commission) by June 30, 2010 unless the Texas Utility Commission Staff and certain other parties determined by March 31, 2010 that no such filing would be necessary.  Those parties have advised us that a rate case filing is necessary, and, accordingly, we plan to file our application to change rates no later than the June 30, 2010 deadline.  The amount and other terms of the rate filing have not been established at this time.  Based on the prescribed timeline for processing such an application, we anticipate that a final order on that application would be entered in early 2011.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from retail electric providers and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the 2009 Form 10-K.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2009 and 2010, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2009	2010
	(in millions)
Revenues:
Electric transmission and distribution utility	$346	$392
Transition and system restoration bond companies	66	96
Total revenues	412	488
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	188	190
Depreciation and amortization, excluding transition and system restoration bond companies	68	73
Taxes other than income taxes	53	52
Transition and system restoration bond companies	33	60
Total expenses	342	375
Operating income	70	113
Interest and other finance charges	(39)	(37)
Interest on transition and system restoration bonds	(33)	(36)
Other income, net	7	7
Income before income taxes	5	47
Income tax expense	(3)	(17)
Net income	$2	$30

Throughput (in gigawatt-hours (GWh)):
Residential	3,967	5,173
Total	15,142	16,436

Number of metered customers – end of period:
Residential	1,838,766	1,858,403
Total	2,082,930	2,104,786

Three months ended March 31, 2010 compared to three months ended March 31, 2009

We reported operating income of $113 million for the three months ended March 31, 2010, consisting of $77 million from the regulated electric transmission and distribution utility (TDU) and $36 million related to transition and system restoration bond companies. For the three months ended March 31, 2009, operating income totaled $70 million, consisting of $37 million from the TDU and $33 million related to transition and system restoration bond companies. TDU revenues increased $46 million primarily due to increased usage ($32 million) in part due to colder weather, revenues from implementation of the AMS ($9 million), higher transmission-related revenues ($5 million) and higher revenues due to customer growth ($4 million) from the addition of nearly 22,000 new customers, partially offset by a credit to customers related to deferred income taxes associated with Hurricane Ike storm restoration costs ($6 million).  Operation and maintenance expenses increased due to higher transmission costs billed by transmission providers ($3 million) and increased AMS project expenses ($4 million), partially offset by lower pension costs ($4 million).  Increased depreciation expense is related to increased investment in AMS ($4 million) and other capital additions ($1 million).

Income Tax Expense. During the three months ended March 31, 2009 and 2010, the effective tax rate was 56% and 37%, respectively. The most significant item affecting the comparability of the effective tax rate is the lower pre-tax income in 2009.

As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010, a portion of retiree health care costs which are reimbursed by Medicare Part D subsidies will no longer be tax deductible effective for tax years beginning after December 31, 2012. Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Houston reduced its deferred tax asset related to future retiree health care deductions by approximately $7 million as of March 31, 2010.  The entire reduction in the deferred tax asset has been recorded as a regulatory asset because CenterPoint Houston believes it will be recovered through the regulatory process. Additionally, the regulatory assets have been increased by approximately $4 million related to the recovery of CenterPoint Houston’s income taxes.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2009 Form 10-K and “Cautionary Statement Regarding Forward-Looking Information.”

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining nine months of 2010 include approximately $415 million of capital expenditures and $134 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facilities, anticipated cash flows from operations and funds from the liquidation of temporary external and money pool investments will be sufficient to meet our anticipated cash needs in the remainder of 2010. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

In May 2009, RRI Energy, Inc. (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) (RRI) sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a retail electric provider (REP) in our service territory.  In April 2010, RRI announced its plan to merge with Mirant Corporation in an all-stock transaction.  Neither the sale of the retail business nor the merger with Mirant Corporation, if ultimately finalized, alters RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including us, for certain liabilities, including their indemnification regarding certain litigation.

Credit Facilities.  Our $289 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant. Under our credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating.

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

As of April 27, 2010, we had the following facility (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at April 27, 2010		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012
__________

(1)	Represents outstanding letters of credit.

Securities Registered with the SEC. In October 2008, we registered an indeterminate principal amount of our general mortgage bonds under a joint registration statement with CenterPoint Energy.

Temporary Investments.  As of April 27, 2010, we had external temporary investments of $332 million, which excludes funds held in trust for the payment of debt service on transition and system restoration bonds.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At April 27, 2010, we had $533 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III) and CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) as of March 31, 2010. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2010	$—	$—	$—	$134	$134
2011	—	—	—	283	283
2012	46	—	46	307	353
2013	450	—	450	330	780
2014	800	—	800	235	1,035
2015	—	151	151	249	400
2016	—	—	—	266	266
2017	127	—	127	283	410
2018	—	—	—	303	303
2019	—	—	—	323	323
2020	—	—	—	91	91
2021	102	—	102	66	168
2022	—	—	—	69	69
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,093	$151	$2,244	$2,939	$5,183

As of March 31, 2010, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	229	527	(1)	2,518
Total	$1,864	$229	$678		$2,771
__________
(1)	Of such amount, $290 million collateralizes bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2010.  However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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
__________
(1)	These mortgage bonds collateralize bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

Impact on Liquidity of a Downgrade in Credit Ratings. As of May 3, 2010, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Review(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	Baa1	Upgrade Review	BBB+	Stable	A-	Stable
__________
(1)	Moody’s review for possible upgrade indicates the rating is under review for possible change in the short-term, usually within 90 days.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2010, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete certain capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of March 31, 2010, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facilities.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us;

•	the ability of REPs that are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC, which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2009 Form 10-K.

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

Item 4T.    CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 8 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference.  See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2009 Form 10-K.

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2009 Form 10-K.

Item 5.       OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2009 and 2010 was 1.04 and 1.64, respectively.  We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  May 12, 2010

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