Form 10-Q
period 2010-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2010-08-10
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

As of July 26, 2010, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2010

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Condensed Statements of Consolidated Income
	Three and Six Months Ended June 30, 2009 and 2010 (unaudited)	1

	Condensed Consolidated Balance Sheets
	December 31, 2009 and June 30, 2010 (unaudited)	2

	Condensed Statements of Consolidated Cash Flows
	Six Months Ended June 30, 2009 and 2010 (unaudited)	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Narrative Analysis of Results of Operations	15

Item 4.	Controls and Procedures	22

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 5.	Other Information	30

Item 6.	Exhibits	31

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

•
other state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, health care reform and financial reform;

•
timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment, including, without limitation, the outcome of the application to change rates we submitted to the Public Utility Commission of Texas in June 2010;

•	the timing and outcome of any audits, disputes or other proceedings relating to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures, and demographic patterns;

•	weather variations and other natural phenomena;

•	the impact of unplanned facility outages;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	changes in interest rates or rates of inflation;

•
commercial bank and financial market conditions, our access to capital, the cost of such capital, and the results of our financing and refinancing efforts, including availability of funds in the debt capital markets;

•	actions by rating agencies;

•	non-payment for our services due to financial distress of our customers;

ii

•	the ability of RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

•
the ability of retail electric providers, and particularly our two largest customers, which are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy Inc.’s pension and postretirement benefit plans;

•	our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving our parent or our competitors; and

•	other factors we discuss in “Risk Factors” in Item 1A of Part II of this Quarterly Report on Form 10-Q and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010

Revenues	$521	$562	$933	$1,050

Expenses:
Operation and maintenance	183	207	372	398
Depreciation and amortization	123	145	223	277
Taxes other than income taxes	53	52	106	104
Total	359	404	701	779
Operating Income	162	158	232	271

Other Income (Expense):
Interest and other finance charges	(40)	(37)	(79)	(74)
Interest on transition and system restoration bonds	(33)	(36)	(66)	(72)
Other, net	20	9	27	16
Total	(53)	(64)	(118)	(130)

Income Before Income Taxes	109	94	114	141
Income tax expense	(42)	(34)	(45)	(51)
Net Income	$67	$60	$69	$90

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS
	December 31, 2009	June 30, 2010
Current Assets:
Cash and cash equivalents ($163 related to VIEs at June 30, 2010)	$739	$577
Accounts and notes receivable, net ($70 related to VIEs at June 30, 2010)	200	284
Accounts and notes receivable – affiliated companies	303	424
Accrued unbilled revenues	63	82
Inventory	69	68
Taxes receivable	54	—
Deferred tax asset	1	2
Other ($33 related to VIEs at June 30, 2010)	58	42
Total current assets	1,487	1,479

Property, Plant and Equipment:
Property, plant and equipment	7,325	7,457
Less accumulated depreciation and amortization	2,737	2,797
Property, plant and equipment, net	4,588	4,660

Other Assets:
Regulatory assets ($2,752 related to VIEs at June 30, 2010)	2,885	2,768
Notes receivable — affiliated companies	750	750
Other	45	56
Total other assets	3,680	3,574

Total Assets	$9,755	$9,713

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2009	June 30, 2010
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$241	$274
Accounts payable	58	63
Accounts and notes payable — affiliated companies	29	28
Taxes accrued	89	64
Interest accrued	100	118
Other	61	53
Total current liabilities	578	600

Other Liabilities:
Accumulated deferred income taxes, net	1,469	1,425
Unamortized investment tax credits	14	11
Benefit obligations	195	194
Regulatory liabilities	382	404
Notes payable — affiliated companies	151	151
Other	221	233
Total other liabilities	2,432	2,418

Long-term Debt:
VIE transition and system restoration bonds	2,805	2,665
Other	2,092	2,092
Total long-term debt	4,897	4,757

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,230
Retained earnings	618	708
Total member’s equity	1,848	1,938

Total Liabilities and Member’s Equity	$9,755	$9,713

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2009	2010
Cash Flows from Operating Activities:
Net income	$69	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	223	277
Amortization of deferred financing costs	13	6
Deferred income taxes	(1)	(46)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(54)	(92)
Accounts receivable/payable, affiliates	16	(13)
Inventory	2	1
Accounts payable	(74)	(2)
Taxes receivable	8	54
Interest and taxes accrued	6	(7)
Net regulatory assets and liabilities	(18)	(6)
Other current assets	12	14
Other current liabilities	2	(8)
Other assets	—	(2)
Other liabilities	1	(1)
Other, net	—	(1)
Net cash provided by operating activities	205	264

Cash Flows from Investing Activities:
Capital expenditures	(222)	(242)
Increase in notes receivable from affiliates, net	(157)	(109)
Decrease in restricted cash of transition and system restoration bond companies	6	1
Cash received from DOE grant	—	33
Other, net	(6)	(3)
Net cash used in investing activities	(379)	(320)

Cash Flows from Financing Activities:
Revolving credit facility, net	(251)	—
Proceeds from long-term debt	500	—
Payments of long-term debt	(104)	(106)
Debt issuance costs	(4)	—
Decrease in short-term notes with affiliates, net	(8)	—
Net cash provided by (used in) financing activities	133	(106)

Net Decrease in Cash and Cash Equivalents	(41)	(162)
Cash and Cash Equivalents at Beginning of Period	166	739
Cash and Cash Equivalents at End of Period	$125	$577

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$128	$129
Income taxes (refunds), net	(3)	34
Non-cash transactions:
Accounts payable related to capital expenditures	27	35

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)         Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2009.

Background. CenterPoint Houston engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At June 30, 2010, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition and system restoration property, issuing transition and system restoration bonds and performing activities incidental thereto.  For further discussion of the transition and system restoration bond companies, see Note 4.

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

(2)         New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance was effective for a reporting entity’s first annual reporting period beginning after November 15, 2009. CenterPoint Houston’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.  As of June 30, 2010, CenterPoint Houston has four VIEs related to transition and system restoration bond companies (see Note 4) which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bond holders have no recourse to the general credit of CenterPoint Houston.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures including transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for the requirement to separately disclose purchases, sales, issuances and settlements relating to Level 3 measurements, which is effective for the first reporting period beginning after December 15, 2010. CenterPoint Houston's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 5 for the required disclosures. CenterPoint Houston expects that the adoption of the Level 3 related gross disclosure requirement, which is effective in 2011, will not have an impact on its financial position, results of operations or cash flows.

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

(3)         Employee Benefit Plans

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan.  CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in millions)
Interest cost	$4	$4	$9	$8
Expected return on plan assets	(2)	(3)	(4)	(5)
Amortization of transition obligation	2	2	3	3
Net periodic cost	$4	$3	$8	$6

CenterPoint Houston expects to contribute approximately $8 million to its postretirement benefit plan in 2010, of which $4 million was contributed as of June 30, 2010.

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

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, for the present value of certain deferred tax benefits associated with its former electric generation assets. CenterPoint Houston believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

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

As of June 30, 2010, CenterPoint Houston has not recognized an allowed equity return of $186 million on its true-up balance because such return will be recognized as it is recovered in rates.  During both the three months ended June 30, 2009 and 2010, CenterPoint Houston recognized approximately $4 million of the allowed equity return not previously recognized.  During the six months ended June 30, 2009 and 2010, CenterPoint Houston recognized approximately $6 million and $7 million, respectively, of the allowed equity return not previously recognized.

(b) Rate Proceedings

Texas - June 2010 Rate Filing. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area, including cost data and other information that support a retail base rate increase of at least $76 million for delivery charges to the REPs that sell electricity to end-use customers in CenterPoint Houston’s service territory. The rate filing package also supports an increase of $18 million for wholesale transmission customers.

In the filing, CenterPoint Houston is also requesting to reconcile its current Advanced Metering System (AMS) costs incurred as of March 31, 2010, and to revise the estimated costs to complete the AMS project to reflect $150 million in funds from the $200 million Department of Energy (DOE) stimulus grant awarded to CenterPoint Houston and updated cost information. The reconciliation plan also requests that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

In its filing, CenterPoint Houston proposed that the Texas Utility Commission approve an alternative ratemaking mechanism that would allow for the adjustment of rates to reflect changes in certain costs and consumer usage on an annual basis. In an interim order in the rate proceeding, the Texas Utility Commission ruled that that proposal should instead be considered in its now-pending rulemaking regarding alternative ratemaking and will not be addressed in the rate proceeding.

CenterPoint Houston’s filing seeks a return on equity of 11.25% and proposes that rates be based on a capital structure of 50% equity and 50% long-term debt.

Based on the statutory timeline prescribed for action on rate case filings, CenterPoint Energy expects that a decision could be rendered by the Texas Utility Commission as early as late 2010.

Texas - Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but refused to permit CenterPoint Houston to recover a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement reached in CenterPoint Houston’s 2006 rate proceeding.  CenterPoint Houston has appealed the denial of the full

2008 performance bonus to the 98th district court in Travis County, Texas, where the case remains pending.  CenterPoint Houston began collecting the approved amounts in July 2010.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission to recover a total of approximately $14.4 million in costs related to its energy efficiency programs.  The filing seeks authorization to recover certain projected costs for its 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and revenue losses related to the implementation of the 2009 energy efficiency program. The application seeks to begin recovery of these costs through a surcharge beginning in January 2011.  In preliminary orders in this proceeding, the Texas Utility Commission has excluded approximately $2.1 million of the requested performance bonus for the 2009 programs and has concluded that it does not have the statutory authority to permit recovery of the requested $1.4 million of lost revenues associated with the 2009 programs.  A final order is not expected until later this year.

(c) Regulatory Accounting

CenterPoint Houston’s actuarially determined pension expense for 2010 in excess of the 2007 base year amount is being deferred for rate-making purposes until its next general rate case pursuant to Texas law.  CenterPoint Houston deferred as a regulatory asset $9 million and $6 million, respectively, in pension expense during the three months ended June 30, 2009 and 2010, and $13 million and $12 million, respectively, in pension expense during the six months ended June 30, 2009 and 2010.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At both December 31, 2009 and June 30, 2010, CenterPoint Houston held Level 1 investments of $31 million, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at both December 31, 2009 and June 30, 2010.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at both December 31, 2009 and June 30, 2010.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended June 30, 2010, there were no transfers between levels.

(6)          Related Party Transactions and Major Customers

Related Party Transactions. CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $289 million and $398 million at December 31, 2009 and June 30,

2010, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2009 and June 30, 2010, CenterPoint Houston had a $750 million note receivable from its parent.

CenterPoint Houston had net interest income related to affiliate borrowings of $5 million and $4 million, respectively, for the three months ended June 30, 2009 and 2010 and $10 million and $9 million, respectively, for the six months ended June 30, 2009 and 2010, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $30 million and $33 million for the three months ended June 30, 2009 and 2010, respectively, and $62 million and $64 million for the six months ended June 30, 2009 and 2010, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Sales to subsidiaries of NRG Retail LLC, the successor to RRI's Texas retail business, in the three months ended June 30, 2009 and 2010 represented approximately $151 million and $132 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in both the three months ended June 30, 2009 and 2010 represented approximately $42 million of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of NRG Retail LLC in the six months ended June 30, 2009 and 2010 represented approximately $293 million and $267 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the six months ended June 30, 2009 and 2010 represented approximately $79 million and $84 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

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

As of December 31, 2009 and June 30, 2010, CenterPoint Houston had no borrowings under this credit facility. As of both December 31, 2009 and June 30, 2010, CenterPoint Houston had approximately $4 million of outstanding letters of credit under this credit facility. CenterPoint Houston was in compliance with all debt covenants as of June 30, 2010.

Other. At both December 31, 2009 and June 30, 2010, CenterPoint Houston had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)         Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in several lawsuits described below. Under a master separation agreement between CenterPoint Energy and RRI (formerly known as Reliant Resources, Inc. and Reliant Energy, Inc.), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  Pursuant to the indemnification obligation, RRI is defending CenterPoint Energy and its subsidiaries to the extent named in these lawsuits.  A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), an indirect subsidiary of CenterPoint Energy, is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.  CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

(9)         Income Taxes

During the three and six months ended June 30, 2009, the effective tax rate was 39% and 40%, respectively.  During both the three and six months ended June 30, 2010, the effective tax rate was 36%.  The most significant item affecting the comparability of the effective tax rate for both the three and six months ended June 30, 2009 and 2010 is a $3 million increase in income tax expense in 2009 due to modified settlement expectations related to an IRS examination of tax years 2004 and 2005.

As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act, a portion of retiree health care costs that are reimbursed by Medicare Part D subsidies will no longer be tax deductible effective for tax years beginning after December 31, 2012.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Houston reduced its deferred tax asset related to future retiree health care deductions by approximately $7 million in March 2010.  The entire reduction in the deferred tax asset has been recorded as an adjustment to regulatory assets because CenterPoint Houston believes it will be recovered through the regulatory process. Additionally, the regulatory assets have been adjusted by approximately $4 million related to the recovery of CenterPoint Houston’s income taxes.

The following table summarizes CenterPoint Houston’s unrecognized tax benefits at December 31, 2009 and June 30, 2010:

	December 31, 2009	June 30, 2010
	(in millions)
Unrecognized tax benefits	$175	$185
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	9	12
Interest accrued on unrecognized tax benefits	9	13

It is reasonably possible that the total amount of CenterPoint Houston’s unrecognized tax benefits could decrease by as much as $59 million or increase by as much as $65 million over the next 12 months primarily as a result of the tax normalization issue described in Note 4, a temporary difference, and the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an IRS examination described in the following paragraph.

On July 1, 2010, the IRS issued a report outlining proposed adjustments with respect to its examination of CenterPoint Energy’s 2006 and 2007 federal income tax returns of which CenterPoint Houston is a member.  The most significant adjustment proposed by the IRS relates to the disallowance of CenterPoint Houston’s casualty loss deduction totaling $603 million associated with the damage caused by Hurricane Ike.  Pursuant to an election made by CenterPoint Houston, the casualty loss deduction was taken in the taxable year preceding the taxable year in which the hurricane occurred.  CenterPoint Energy has filed an administrative appeal with the IRS Appeals Office and intends to vigorously defend CenterPoint Houston’s reporting of the casualty loss.  CenterPoint Houston has considered the effects of the proposed disallowance of the casualty loss deduction by the IRS in its accrual for uncertain income tax positions as of June 30, 2010.  Additionally, the casualty loss deduction is a temporary difference and therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

(10)       Estimated Fair Value of Financial Instruments

The fair values of cash and cash equivalents, short-term borrowings and the $750 million note receivable from CenterPoint Houston’s parent are estimated to be equivalent to carrying amounts and have been excluded from the table below.  The fair value of each debt instrument is determined by multiplying the principal amount of each debt instrument by the market price.

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$5,288	$5,591	$5,181	$5,712

ITEM 2.          MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2009 and the three and six months ended June 30, 2010.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2009 Form 10-K.

Recent Events

Advanced Metering System and Distribution Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified us that we had been selected for a $200 million grant for our advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, we and the DOE completed negotiations and finalized the agreement. The DOE will reimburse us 50% of our eligible costs until the total amount of the grant has been paid.  Through June 30, 2010, we have requested $42 million of grant proceeds from the DOE of which $33 million has been received.  We will use $150 million of the grant funding to accelerate completion of our current deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  We will use the other $50 million from the grant to begin deployment of an electric distribution grid automation strategy in a portion of our service territory over the next three years.  It is expected that the portion of the IG project subject to funding by DOE will cost approximately $115 million.  We believe the IG has the potential to provide a significant improvement in grid planning, operations, maintenance and customer service for our distribution system.

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

Rate Case

As required under the final order in its 2006 rate proceeding, in June 2010 we filed an application to change rates with the Public Utility Commission of Texas (Texas Utility Commission) and the cities in our service area, including cost data and other information that support a retail base rate increase for delivery charges of at least $76 million to the retail electric providers (REPs) that sell electricity to end-use customers in our service territory. The rate filing package also supports an increase of $18 million for wholesale transmission customers.

In the filing, we are also requesting to reconcile our current AMS costs incurred as of March 31, 2010, and to revise the estimated costs to complete the AMS project to reflect $150 million in funds from the $200 million DOE stimulus grant awarded to us as discussed above, and updated cost information. The reconciliation plan also requests that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

In our filing, we proposed that the Texas Utility Commission approve an alternative ratemaking mechanism that would allow for the adjustment of rates to reflect changes in certain costs and consumer usage on an annual basis. In an interim order in the rate proceeding, the Texas Utility Commission ruled that that proposal should instead be considered in its now-pending rulemaking regarding alternative ratemaking and will not be addressed in the rate proceeding.

Our filing seeks a return on equity of 11.25% and proposes that rates be based on a capital structure of 50% equity and 50% long-term debt.

Based on the statutory timeline prescribed for action on rate case filings, we expect that a decision could be rendered by the Texas Utility Commission as early as late 2010.

Financial Reform Legislation

On July 21, 2010 the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions.  Many provisions of Dodd-Frank will also affect non-financial businesses such as ours. It is not possible at this time to predict the ultimate impacts this legislation may have on us since most of the provisions in the law will require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our business.

The SEC is charged with adopting new regulations regarding securitization transactions such as those which we have sponsored for recovery of stranded costs and costs related to storm restoration.  Proposed securitization regulations issued by the SEC before passage of Dodd-Frank would provide exemptions for utility securitizations such as those previously sponsored by us from some of the requirements that would be applicable to securitization transactions generally.  If those proposed regulations are ultimately adopted to implement Dodd-Frank requirements, similar securitizations sponsored by us might not be subject to the regulatory scheme generally prescribed in Dodd-Frank.

Dodd-Frank also makes substantial changes to the regulatory oversight of the credit rating agencies that are typically engaged to rate our securities.  Those provisions include the elimination of certain exemptions the credit agencies have previously enjoyed from liabilities under the securities laws, the treatment of ratings agencies as “experts” when their ratings are used in connection with securities offerings and the elimination of a safe harbor under Regulation FD for information provided to credit rating agencies.  Following enactment of Dodd-Frank, the three principal rating agencies announced that they would not consent to the inclusion of their ratings in registered public offerings of securities, but the SEC has issued guidance that mitigates, at least for the present time, the impacts of the new restrictions on some securities offerings.  It is presently unknown what effect implementation of these new provisions ultimately will have on the activities or costs associated with the credit rating process.

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

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2009 and 2010, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$432	$449	$778	$841
Transition and system restoration bond companies	89	113	155	209
Total revenues	521	562	933	1,050
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	181	204	369	394
Depreciation and amortization, excluding transition and system restoration bond companies	69	71	137	144
Taxes other than income taxes	53	52	106	104
Transition and system restoration bond companies	56	77	89	137
Total expenses	359	404	701	779
Operating income	162	158	232	271
Interest and other finance charges	(40)	(37)	(79)	(74)
Interest on transition and system restoration bonds	(33)	(36)	(66)	(72)
Other income, net	20	9	27	16
Income before income taxes	109	94	114	141
Income tax expense	(42)	(34)	(45)	(51)
Net income	$67	$60	$69	$90

Operating Income:
Electric transmission and distribution utility	$129	$122	$166	$199
Transition and system restoration bond companies (1)	33	36	66	72
Total segment operating income	$162	$158	$232	$271

Throughput (in gigawatt-hours (GWh)):
Residential	6,831	7,064	10,798	12,237
Total	19,841	20,174	34,983	36,610

Number of metered customers at period end:
Residential	1,846,908	1,866,699	1,846,908	1,866,699
Total	2,092,209	2,113,695	2,092,209	2,113,695

(1)           Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2010 compared to three months ended June 30, 2009

We reported operating income of $158 million for the three months ended June 30, 2010, consisting of $122 million from the regulated electric transmission and distribution utility (TDU) and $36 million related to transition and system restoration bond companies. For the three months ended June 30, 2009, operating income totaled $162 million, consisting of $129 million from the TDU and $33 million related to transition bond companies. TDU revenues increased $17 million primarily due to revenues from implementation of AMS ($12 million), higher revenues due to customer growth ($5 million) from the addition of over 21,000 new customers, higher transmission-related revenues ($5 million) and increased usage ($2 million) in part due to favorable weather, partially offset by a credit to customers related to deferred income taxes associated with Hurricane Ike storm restoration costs ($6 million).  Operation and maintenance expenses increased $23 million due primarily to higher transmission costs billed by transmission providers ($7 million) and increased AMS project expenses ($5 million), increased labor and benefit costs ($5 million) and increased insurance costs ($2 million).  Increased depreciation expense is related to increased investment in AMS ($5 million) and other capital additions ($1 million), partially offset by reduced transportation equipment depreciation ($4 million) as the account is fully depreciated.

Six months ended June 30, 2010 compared to six months ended June 30, 2009

We reported operating income of $271 million for the six months ended June 30, 2010, consisting of $199 million from the TDU and $72 million related to transition and system restoration bond companies. For the six months ended June 30, 2009, operating income totaled $232 million, consisting of $166 million from the TDU and $66 million related to transition bond companies. TDU revenues increased $63 million primarily due to increase in use ($28 million), in part caused by favorable weather, revenues from implementation of AMS ($21 million), higher transmission-related revenues ($11 million) and higher revenues due to customer growth ($8 million) from the addition of over 21,000 new customers, partially offset by a customer credit related to deferred income taxes associated with Hurricane Ike storm restoration costs ($12 million).  Operation and maintenance expenses increased $25 million primarily due to higher transmission costs billed by transmission providers ($10 million), AMS project expenses ($8 million), increased labor costs ($5 million) and insurance costs ($2 million).  Increased depreciation expense is related to increased investment in AMS ($9 million) and other capital additions ($2 million), partially offset by reduced transportation equipment depreciation ($4 million) as described above.

Income Tax Expense. During the three and six months ended June 30, 2009, the effective tax rate was 39% and 40%, respectively.  During both the three and six months ended June 30, 2010, the effective tax rate was 36%.  The most significant item affecting the comparability of the effective tax rate for both the three and six months ended June 30, 2009 and 2010 is a $3 million increase in income tax expense in 2009 due to modified settlement expectations related to an IRS examination of tax years 2004 and 2005.

As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act, a portion of retiree health care costs that are reimbursed by Medicare Part D subsidies will no longer be tax deductible effective for tax years beginning after December 31, 2012.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Houston reduced its deferred tax asset related to future retiree health care deductions by approximately $7 million in March 2010.  The entire reduction in the deferred tax asset has been recorded as an adjustment to regulatory assets because CenterPoint Houston believes it will be recovered through the regulatory process. Additionally, the regulatory assets have been adjusted by approximately $4 million related to the recovery of CenterPoint Houston’s income taxes.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part II of this Form 10-Q and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2009 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining six months of 2010 include approximately $290 million of capital expenditures and $134 million of scheduled principal payments on transition and system restoration bonds.

We expect that cash on hand, borrowings under our credit facility, anticipated cash flows from operations and funds from the liquidation of temporary external and money pool investments will be sufficient to meet our anticipated cash needs in the remaining six months of 2010. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

In May 2009, RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In connection with the sale, RRI changed its name to RRI Energy, Inc. and no longer provides service as a REP in our service territory.  In April 2010, RRI announced its plan to merge with Mirant Corporation in an all-stock transaction.  Neither the sale of the retail business nor the merger with Mirant Corporation, if ultimately finalized, alters RRI’s contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including us, for certain liabilities, including their indemnification regarding certain litigation.

Credit Facility.  Our $289 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant. Under our credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating.

Borrowings under our credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowing as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under our credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.  We are currently in compliance with the various business and financial covenants contained in our credit facility.

As of July 26, 2010, we had the following facility (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at July 26, 2010		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012

(1)	Represents outstanding letters of credit.

Securities Registered with the SEC. In October 2008, we registered an indeterminate principal amount of our general mortgage bonds under a joint registration statement with CenterPoint Energy.

Temporary Investments.  As of July 26, 2010, we had external temporary investments of $333 million, which excludes funds held in trust for the payment of debt service on transition and system restoration bonds.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At July 26, 2010, we had $502 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by our wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries: CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III) and CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) as of June 30, 2010. Amounts are expressed in millions.

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

As of June 30, 2010, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	229	527	(1)	2,518
Total	$1,864	$229	$678		$2,771

(1)	Of such amount, $290 million collateralizes bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2010.  However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facility is based on our credit rating. As of August 3, 2010, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A3	Stable	BBB+	Stable	A-	Stable

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of a rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

We cannot assure you that the ratings set forth above will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that the credit ratings are included for informational purposes and are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

A decline in credit ratings could increase borrowing costs under our credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2010, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete certain capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, four outstanding series of CenterPoint Energy’s senior notes, aggregating $950 million in principal amount as of June 30, 2010, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us;

•	the ability of REPs that are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC, which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part II of this Form 10-Q.

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

Item 4.            CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.            LEGAL PROCEEDINGS

For a discussion of material legal and regulatory proceedings affecting us, please read Notes 4 and 8 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference.  See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2009 Form 10-K.

Item 1A.         RISK FACTORS

The following risk factors are provided to supplement and update the risk factors contained in the reports we file with the SEC, including the risk factors contained in Item 1A of Part I of our 2009 Form 10-K.

The following information about risks, along with any additional legal proceedings identified or referenced in Part II, Item 1 “Legal Proceedings” of this Form 10-Q and in “Legal Proceedings” in Item 3 of our 2009 Form 10-K, summarize the principal risk factors associated with our business.

Risk Factors Affecting Our Business

Following the exhaustion of all judicial appeals in our true-up proceeding, we may lose certain tax benefits and/or may not recover the full amount of our true-up request.  Such a result could have an adverse impact on our results of operations, financial condition and cash flows.

In March 2004, we filed our true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan (Texas electric restructuring law). In December 2004, the Texas Utility Commission issued its  final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits (EMCs) returned to customers after August 31, 2004 and certain other adjustments.

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

In June 2008, we petitioned the Texas Supreme Court for review of the court of appeals decision. In our petition, we seek reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI,

(ii) denied recovery of the capacity auction true-up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit us to utilize the partial stock valuation methodology for determining the market value of our former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that we could not use the partial stock valuation method, (ii) in fashioning the method used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) we should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true up award.

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

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of June 30, 2010, we did business with approximately 92 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and thus we remain at risk for payments not made prior to the shift to the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications from REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A subsidiary of NRG Energy, Inc., NRG Retail LLC, acquired the Texas retail business of RRI, and its subsidiaries are together considered the largest REP in our service territory. Approximately 39% of our $200 million in billed receivables from REPs at June 30, 2010 was owed by subsidiaries of NRG Retail LLC and approximately 13% of the $200 million in billed receivables was owed by subsidiaries of TXU Energy Retail Company LLC (TXU Energy).  Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations.  If any of these REPs were unable to meet their obligations, they could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments we had received from such REP.

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

As of June 30, 2010, we had $5.0 billion of outstanding indebtedness on a consolidated basis, which includes $2.9 billion of non-recourse transition and system restoration bonds. As of June 30, 2010, approximately $46 million principal amount of this debt is required to be paid through 2012.  This amount excludes principal repayments of approximately $724 million on transition and system restoration bonds for which a dedicated revenue stream exists.  Our future financing activities may be significantly affected by, among other things:

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

As of June 30, 2010, we had outstanding approximately $2.5 billion aggregate principal amount of general mortgage bonds, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, we had outstanding approximately $253 million aggregate principal amount of first mortgage bonds, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2010. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our affiliates.  As of June 30, 2010, CenterPoint Energy and its subsidiaries other than us have approximately $769 million principal amount of debt required to be paid through 2012.  This amount excludes amounts related to indexed debt securities obligations. If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy in the amount of $750 million as of June 30, 2010 could be adversely affected.  In addition, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.  As of June 30, 2010, we had invested $398 million in the CenterPoint Energy money pool.

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

Other than the financial covenant contained in our credit facility (described under “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Credit Facility” in Item 2 of Part I of this report), which could have the practical effect of limiting the payment of dividends under certain circumstances, there are no contractual restrictions on our ability to pay dividends to CenterPoint Energy. Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. However, under our credit facility, our ability to pay dividends is restricted by a covenant that debt, excluding transition and system restoration bonds, as a percentage of total capitalization may not exceed 65%.

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

In connection with CenterPoint Energy's sale of Texas Genco to a third party, the separation agreement was amended to provide that Texas Genco would no longer be liable for, and CenterPoint Energy would assume and agree to indemnify Texas Genco against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies held by CenterPoint Energy. Texas Genco and its related businesses now operate as subsidiaries of NRG Energy, Inc.

CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or us, but most existing claims relate to facilities previously owned by CenterPoint Energy's other subsidiaries or us, but currently owned by NRG Texas LP. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by NRG Texas LP.

The unsettled conditions in the global financial system may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The recent credit crisis and unsettled conditions in the global financial system may have an impact on our business, liquidity and financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facility, should they further occur, could adversely affect our liquidity. Capital market turmoil was also reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of CenterPoint Energy's pension plan in which we participate. These reductions increased non-cash pension expense in 2009 which impacted 2009 results of operations and may impact liquidity if contributions are made to offset reduced asset values.

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

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity. A possible consequence of climate change is the possibility of more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Item 5.            OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2009 and 2010 was 1.77 and 1.95, respectively.  We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

We were successful at reaching an agreement with the International Brotherhood of Electrical Workers (IBEW) Union Local 66 for a new three-year contract effective May 26, 2010.  The IBEW Local 66 members ratified the agreement in a vote held on July 1, 2010.

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

Date:  August 10, 2010

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