Form 10-Q
period 2010-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2010-11-04
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010
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

As of October 15, 2010, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2010

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•	the resolution of the true-up proceedings, including, in particular, the results of an appeal to the Texas Supreme Court regarding rulings obtained to date;

•	state and federal legislative and regulatory actions or developments relating to the environment, including those related to global climate change;

•
other state and federal legislative and regulatory actions or developments affecting various aspects of our business, including, among others, energy deregulation or re-regulation, health care reform, financial reform and tax legislation;

•
timely and appropriate rate actions and increases, allowing recovery of costs and a reasonable return on investment, including, without limitation, the outcome of the application to change rates we submitted to the Public Utility Commission of Texas in June 2010;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	problems with construction, implementation of necessary technology or other issues with respect to major capital projects that result in delays or in cost overruns that cannot be recouped in rates;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	weather variations and other natural phenomena;

•	the impact of unplanned facility outages;

•	timely and appropriate regulatory actions allowing securitization or other recovery of costs associated with any future hurricanes or natural disasters;

•	changes in interest rates or rates of inflation;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010

Revenues	$608	$655	$1,541	$1,705

Expenses:
Operation and maintenance	196	217	568	615
Depreciation and amortization	142	173	365	450
Taxes other than income taxes	52	53	158	157
Total	390	443	1,091	1,222
Operating Income	218	212	450	483

Other Income (Expense):
Interest and other finance charges	(39)	(39)	(118)	(113)
Interest on transition and system restoration bonds	(32)	(34)	(98)	(106)
Other, net	14	6	41	22
Total	(57)	(67)	(175)	(197)

Income Before Income Taxes	161	145	275	286
Income tax expense	(43)	(53)	(88)	(104)
Net Income	$118	$92	$187	$182

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS
	December 31, 2009	September 30, 2010
Current Assets:
Cash and cash equivalents ($84 related to VIEs at September 30, 2010)	$739	$84
Accounts and notes receivable, net ($73 related to VIEs at September 30, 2010)	200	284
Accounts and notes receivable – affiliated companies	303	909
Accrued unbilled revenues	63	74
Inventory	69	68
Taxes receivable	54	—
Deferred tax asset	1	7
Other ($36 related to VIEs at September 30, 2010)	58	51
Total current assets	1,487	1,477

Property, Plant and Equipment:
Property, plant and equipment	7,325	7,511
Less accumulated depreciation and amortization	2,737	2,802
Property, plant and equipment, net	4,588	4,709

Other Assets:
Regulatory assets ($2,654 related to VIEs at September 30, 2010)	2,885	2,682
Notes receivable — affiliated companies	750	750
Other	45	32
Total other assets	3,680	3,464

Total Assets	$9,755	$9,650

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2009	September 30, 2010
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$241	$283
Accounts payable	58	70
Accounts and notes payable — affiliated companies	29	29
Taxes accrued	89	71
Interest accrued	100	33
Other	61	66
Total current liabilities	578	552

Other Liabilities:
Accumulated deferred income taxes, net	1,469	1,426
Unamortized investment tax credits	14	9
Benefit obligations	195	194
Regulatory liabilities	382	410
Notes payable — affiliated companies	151	151
Other	221	264
Total other liabilities	2,432	2,454

Long-term Debt:
VIE transition and system restoration bonds	2,805	2,522
Other	2,092	2,092
Total long-term debt	4,897	4,614

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,230
Retained earnings	618	800
Total member’s equity	1,848	2,030

Total Liabilities and Member’s Equity	$9,755	$9,650

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash Flows from Operating Activities:
Net income	$187	$182
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365	450
Amortization of deferred financing costs	18	9
Deferred income taxes	15	(21)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(39)	(74)
Accounts receivable/payable, affiliates	14	(21)
Inventory	4	1
Accounts payable	(70)	1
Taxes receivable	8	54
Interest and taxes accrued	(71)	(85)
Net regulatory assets and liabilities	(35)	(17)
Other current assets	5	2
Other current liabilities	8	5
Other liabilities	(15)	5
Net cash provided by operating activities	394	491

Cash Flows from Investing Activities:
Capital expenditures	(332)	(385)
Increase in notes receivable from affiliates, net	(215)	(585)
Decrease (increase) in restricted cash of transition and system restoration bond companies	3	(1)
Cash received from U.S. Department of Energy grant	—	58
Other, net	15	8
Net cash used in investing activities	(529)	(905)

Cash Flows from Financing Activities:
Revolving credit facility, net	(251)	—
Proceeds from long-term debt	500	—
Payments of long-term debt	(208)	(241)
Debt issuance costs	(4)	—
Decrease in short-term notes with affiliates, net	(8)	—
Net cash provided by (used in) financing activities	29	(241)

Net Decrease in Cash and Cash Equivalents	(106)	(655)
Cash and Cash Equivalents at Beginning of Period	166	739
Cash and Cash Equivalents at End of Period	$60	$84

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$283	$290
Income taxes, net	57	57
Non-cash transactions:
Accounts payable related to capital expenditures	24	39

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in a 5,000-square mile area of the Texas Gulf Coast that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At September 30, 2010, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition and system restoration property, issuing transition and system restoration bonds and performing activities incidental thereto.  For further discussion of the transition and system restoration bond companies, see Note 4.

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

(2)       New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance was effective for a reporting entity’s first annual reporting period beginning after November 15, 2009. CenterPoint Houston’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows.  As of September 30, 2010, CenterPoint Houston has four VIEs consisting of transition and system restoration bond companies (see Note 4) which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bond holders have no recourse to the general credit of CenterPoint Houston.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15,

2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. CenterPoint Houston's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 5 for the required disclosures. CenterPoint Houston expects that the adoption of certain disclosure requirements effective in 2011 will not have a material impact on its financial position, results of operations or cash flows.

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

(3)       Employee Benefit Plans

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan.  CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in millions)
Interest cost	$5	$4	$14	$12
Expected return on plan assets	(2)	(2)	(6)	(7)
Amortization of transition obligation	1	2	4	5
Net periodic cost	$4	$4	$12	$10

CenterPoint Houston expects to contribute approximately $8 million to its postretirement benefit plan in 2010, of which $6 million had been contributed as of September 30, 2010.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Houston recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in CenterPoint Houston’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, CenterPoint Houston anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below, but could range from $180 million to $410 million (pre-tax) plus interest subsequent to December 31, 2009.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two parties appealed the court of appeals decision to the Texas Supreme Court which heard oral argument in October 2009. On October 22, 2010, the Texas Supreme Court issued an opinion affirming the judgment of the court of appeals. The Texas Supreme Court’s decision does not have an impact on CenterPoint Energy’s or CenterPoint Houston’s financial position, results of operations or cash flows.

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

As of September 30, 2010, CenterPoint Houston has not recognized an allowed equity return of $181 million on its true-up balance because such return will be recognized as it is recovered in rates.  During both the three months ended September 30, 2009 and 2010, CenterPoint Houston recognized approximately $5 million of the allowed equity return not previously recognized.  During the nine months ended September 30, 2009 and 2010, CenterPoint Houston recognized approximately $11 million and $12 million, respectively, of the allowed equity return not previously recognized.

(b) Rate Proceedings

June 2010 Rate Filing. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area, including cost data and other information that support a retail base rate increase of $92 million for delivery charges to the REPs that sell electricity to end-use customers in CenterPoint Houston’s service territory. The rate filing package also supports an increase of $18 million for wholesale transmission customers.

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

Hearings concerning the request concluded on October 15, 2010. Based on the statutory timeline prescribed for action on rate case filings, CenterPoint Houston expects that a decision could be rendered by the Texas Utility Commission as early as late 2010.

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

In October 2010, amended rules of the Texas Utility Commission relating to the Transmission Cost Recovery Factor (TCRF) became effective.  The amended rules permit a distribution service provider (DSP) such as CenterPoint Houston to defer for future recovery increases in transmission costs that are charged to the DSP by transmission service providers (TSPs) during the interim period before the DSP is authorized to request an adjustment to its TCRF.  The TCRF permits a DSP to recover from REPs approved changes in transmission charges from TSPs, but the TCRF can be changed by the DSP only twice per year on application to the Texas Utility Commission.  The revised rules permit DSPs to obtain full recovery of the increased transmission charges.

(c) Regulatory Accounting

CenterPoint Houston’s actuarially determined pension expense for 2010 in excess of the 2007 base year amount is being deferred for rate-making purposes until the conclusion of its current general rate case pursuant to Texas law. CenterPoint Houston deferred as a regulatory asset $8 million and $6 million, respectively, in pension expense during the three months ended September 30, 2009 and 2010, and $21 million and $18 million, respectively, in pension expense during the nine months ended September 30, 2009 and 2010.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2009 and September 30, 2010, CenterPoint Houston held Level 1 investments of $31 million and $33 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at both December 31, 2009 and September 30, 2010.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at both December 31, 2009 and September 30, 2010.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended September 30, 2010, there were no transfers between levels.

(6)      Related Party Transactions and Major Customers

Related Party Transactions. CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $289 million and $874 million at December 31, 2009 and September 30, 2010, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2009 and September 30, 2010, CenterPoint Houston had a $750 million note receivable from its parent.

CenterPoint Houston had net interest income related to affiliate borrowings of $5 million for both the three months ended September 30, 2009 and 2010 and $15 million and $14 million, respectively, for the nine months ended September 30, 2009 and 2010, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $31 million and $32 million for the three months ended September 30, 2009 and 2010, respectively, and $93 million and $96 million for the nine months ended September 30, 2009 and 2010, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Sales to subsidiaries of NRG Retail LLC, the successor to RRI's Texas retail business, in the three months ended September 30, 2009 and 2010 represented approximately $200 million and $179 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the three months ended September 30, 2009 and 2010 represented approximately $59 million and $57 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of NRG Retail LLC in the nine months ended September 30, 2009 and 2010 represented approximately $493 million and $446 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the nine months ended September 30, 2009 and 2010 represented approximately $138 million and $141 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

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

As of December 31, 2009 and September 30, 2010, CenterPoint Houston had no borrowings under this credit facility. As of both December 31, 2009 and September 30, 2010, CenterPoint Houston had approximately $4 million of outstanding letters of credit under this credit facility. CenterPoint Houston was in compliance with all debt covenants as of September 30, 2010.

Other. At both December 31, 2009 and September 30, 2010, CenterPoint Houston had issued $151 million of first mortgage bonds and $527 million of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations currently owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy or its subsidiaries. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from NRG Texas LP. Although their ultimate outcome cannot be predicted at this time, CenterPoint Houston and CenterPoint Energy, as appropriate, intend to continue vigorously contesting claims that are not considered to have merit and CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(9)      Income Taxes

During the three and nine months ended September 30, 2009, the effective tax rate was 27% and 32%, respectively.  During the three and nine months ended September 30, 2010, the effective tax rate was 37% and 36%, respectively.  The most significant item affecting the comparability of the effective tax rate for both the three and nine months ended September 30, 2009 and 2010 is CenterPoint Energy’s 2009 settlement of its federal income tax return examinations for tax years 2004 and 2005.  As a result of the settlement, CenterPoint Houston recorded an income tax benefit of approximately $9 million in 2009 related to a reduction in the liability for uncertain tax positions of approximately $39 million.

As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010, a portion of retiree health care costs that are reimbursed by Medicare Part D subsidies will no longer be tax deductible effective for tax years beginning after December 31, 2012.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Houston reduced its deferred tax asset related to future retiree health care deductions by approximately $7 million in March 2010.  The entire reduction in the deferred tax asset was recorded as an adjustment to regulatory assets because CenterPoint Houston believes it will be recovered through the regulatory process. Additionally, the regulatory assets were adjusted in March 2010 by approximately $4 million related to the recovery of CenterPoint Houston’s income taxes.

The following table summarizes CenterPoint Houston’s unrecognized tax benefits at December 31, 2009 and September 30, 2010:

	December 31, 2009	September 30, 2010
	(in millions)
Unrecognized tax benefits	$175	$212
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	9	13
Interest accrued on unrecognized tax benefits	9	15

It is reasonably possible that the total amount of CenterPoint Houston’s unrecognized tax benefits could decrease by an amount between $32 million and $202 million over the next 12 months primarily as a result of the tax normalization issue described in Note 4, a temporary difference, and the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an IRS examination described in the following paragraph.

On July 1, 2010, the IRS issued a report outlining proposed adjustments with respect to its examination of CenterPoint Energy’s 2006 and 2007 federal income tax returns of which CenterPoint Houston is a member.  The most significant adjustment proposed by the IRS relates to the disallowance of CenterPoint Houston’s casualty loss deduction totaling $603 million associated with the damage caused by Hurricane Ike.  Pursuant to an election made by CenterPoint Houston, the casualty loss deduction was taken in the taxable year preceding the taxable year in which the hurricane occurred.  CenterPoint Energy has filed an administrative appeal with the IRS Appeals Office and intends to vigorously defend CenterPoint Houston’s reporting of the casualty loss.  CenterPoint Houston has considered the effects of the proposed disallowance of the casualty loss deduction by the IRS in its accrual for uncertain income tax positions as of September 30, 2010.  Additionally, the casualty loss deduction is a temporary difference and therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

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

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$5,288	$5,591	$5,048	$5,718

ITEM 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2009 (2009 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2009 and the three and nine months ended September 30, 2010.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2009 Form 10-K.

Recent Events

Advanced Metering System and Distribution Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified us that we had been selected for a $200 million grant for our advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, we and the DOE completed negotiations and finalized the agreement. The DOE will reimburse us 50% of our eligible costs until the total amount of the grant has been paid.  Through September 30, 2010, we have requested $70 million of grant proceeds from the DOE of which $58 million has been received.  We will use $150 million of the grant funding to accelerate completion of our current deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  We will use the other $50 million from the grant to begin deployment of an electric distribution grid automation strategy in a portion of our service territory over the next three years.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.  We believe the IG has the potential to provide an improvement in grid planning, operations, maintenance and customer service for our distribution system.

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

Rate Case

As required under the final order in our 2006 rate proceeding, in June 2010 we filed an application to change rates with the Public Utility Commission of Texas (Texas Utility Commission) and the cities in our service area, including cost data and other information that support a retail base rate increase of $92 million for delivery charges to the retail electric providers (REPs) that sell electricity to end-use customers in our service territory. The rate filing package also supports an increase of $18 million for wholesale transmission customers.

In the filing, we are also requesting to reconcile our current AMS costs incurred as of March 31, 2010, and to revise the estimated costs to complete the AMS project to reflect $150 million in funds from the $200 million DOE stimulus grant awarded to us, as discussed above, and updated cost information. The reconciliation plan also requests that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

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

Hearings concerning the request concluded on October 15, 2010. Based on the statutory timeline prescribed for action on rate case filings, we expect that a decision could be rendered by the Texas Utility Commission as early as late 2010.

Financial Reform Legislation

On July 21, 2010 the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions.  Many provisions of Dodd-Frank will also affect non-financial businesses such as ours. It is not possible at this time to predict the ultimate impacts this legislation may have on us since most of the provisions in the law will require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC), the Commodities Futures Trading Commission (CFTC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our business.

In particular, the SEC is charged with adopting new regulations regarding securitization transactions such as those which we have sponsored for recovery of stranded costs and costs related to storm restoration.

Dodd-Frank makes substantial changes to the regulatory oversight of the credit rating agencies that are typically engaged to rate our securities. It is presently unknown what effect implementation of these new provisions ultimately will have on the activities or costs associated with the credit rating process.  Dodd-Frank also includes new whistleblower provisions.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from REPs and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2010 (Second Quarter Form 10-Q).

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2009 and 2010, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$503	$520	$1,281	$1,361
Transition and system restoration bond companies	105	135	260	344
Total revenues	608	655	1,541	1,705
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	194	215	563	609
Depreciation and amortization, excluding transition and system restoration bond companies	70	75	207	219
Taxes other than income taxes	52	52	158	156
Transition and system restoration bond companies	74	101	163	238
Total expenses	390	443	1,091	1,222
Operating income	218	212	450	483
Interest and other finance charges	(39)	(39)	(118)	(113)
Interest on transition and system restoration bonds	(32)	(34)	(98)	(106)
Other income, net	14	6	41	22
Income before income taxes	161	145	275	286
Income tax expense	(43)	(53)	(88)	(104)
Net income	$118	$92	$187	$182

Operating Income:
Electric transmission and distribution utility	$187	$178	$353	$377
Transition and system restoration bond companies (1)	31	34	97	106
Total operating income	$218	$212	$450	$483

Throughput (in gigawatt-hours (GWh)):
Residential	9,243	9,262	20,041	21,499
Total	22,963	23,342	57,947	59,952

Number of metered customers at end of period:
Residential	1,849,158	1,868,421	1,849,158	1,868,421
Total	2,094,847	2,115,595	2,094,847	2,115,595
___________
(1)           Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2010 compared to three months ended September 30, 2009

We reported operating income of $212 million for the three months ended September 30, 2010, consisting of $178 million from the regulated electric transmission and distribution utility (TDU) and $34 million related to transition and system restoration bond companies. For the three months ended September 30, 2009, operating income totaled $218 million, consisting of $187 million from the TDU and $31 million related to transition bond companies. TDU revenues increased $17 million primarily due to revenues from implementation of AMS ($12 million), higher revenues due to customer growth ($6 million) from the addition of nearly 21,000 new customers and higher transmission-related revenues ($5 million), partially offset by the credit to customers relating to deferred income taxes associated with Hurricane Ike storm restoration costs ($9 million).  Operation and maintenance expenses increased $21 million due primarily to higher transmission costs billed by transmission providers ($7 million), increased AMS project expenses ($7 million) and other operation and maintenance cost increases ($7 million).  Increased depreciation expense is related to increased investment in AMS ($5 million).

Nine months ended September 30, 2010 compared to nine months ended September 30, 2009

We reported operating income of $483 million for the nine months ended September 30, 2010, consisting of $377 million from the TDU and $106 million related to transition and system restoration bond companies. For the nine months ended September 30, 2009, operating income totaled $450 million, consisting of $353 million from the TDU and $97 million related to transition bond companies. TDU revenues increased $80 million primarily due to increased revenues from implementation of AMS ($34 million), increased use ($31 million), in part caused by favorable weather, higher transmission-related revenues ($16 million) and higher revenues due to customer growth ($14 million) from the addition of nearly 21,000 new customers, partially offset by a customer credit related to deferred income taxes associated with Hurricane Ike storm restoration costs ($21 million).  Operation and maintenance expenses increased $46 million primarily due to higher transmission costs billed by transmission providers ($17 million), AMS project expenses ($15 million), other operation and maintenance cost increases ($7 million), increased labor costs ($5 million) and increased insurance costs ($2 million).  Increased depreciation expense is related to increased investment in AMS ($14 million).

Income Tax Expense. During the three and nine months ended September 30, 2009, the effective tax rate was 27% and 32%, respectively.  During the three and nine months ended September 30, 2010, the effective tax rate was 37% and 36%, respectively.  The most significant item affecting the comparability of the effective tax rate for both the three and nine months ended September 30, 2009 and 2010 is CenterPoint Energy’s 2009 settlement of its federal income tax return examinations for tax years 2004 and 2005.  As a result of the settlement, we recorded an income tax benefit of approximately $9 million in 2009 related to a reduction in the liability for uncertain tax positions of approximately $39 million.

As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010, a portion of retiree health care costs that are reimbursed by Medicare Part D subsidies will no longer be tax deductible effective for tax years beginning after December 31, 2012.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, we reduced our deferred tax asset related to future retiree health care deductions by approximately $7 million in March 2010.  The entire reduction in the deferred tax asset was recorded as an adjustment to regulatory assets because we believe it will be recovered through the regulatory process. Additionally, the regulatory assets were adjusted in March 2010 by approximately $4 million related to the recovery of our income taxes.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part II of our Second Quarter Form 10-Q and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2009 Form 10-K.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining three months of 2010 include approximately $160 million of capital expenditures.

We expect that cash on hand, borrowings under our credit facility, anticipated cash flows from operations and funds from the liquidation of temporary money pool investments will be sufficient to meet our anticipated cash needs in the remaining three months of 2010. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

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

As of October 15, 2010, we had the following facility (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at October 15, 2010		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012
_________
(1)	Represents outstanding letters of credit.

Securities Registered with the SEC. We have registered an indeterminate principal amount of our general mortgage bonds under a joint registration statement with CenterPoint Energy and CenterPoint Energy Resources Corp.

Temporary Investments.  As of October 15, 2010, we had external temporary investments of $58 million, which excludes funds held in trust for the payment of debt service on transition and system restoration bonds.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At October 15, 2010, we had $849 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by our wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC as of September 30, 2010. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2011	$—	$—	$—	$283	$283
2012	46	—	46	307	353
2013	450	—	450	330	780
2014	800	—	800	235	1,035
2015	—	151	151	249	400
2016	—	—	—	266	266
2017	127	—	127	283	410
2018	—	—	—	303	303
2019	—	—	—	323	323
2020	—	—	—	91	91
2021	102	—	102	66	168
2022	—	—	—	69	69
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,093	$151	$2,244	$2,805	$5,049

As of September 30, 2010, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

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

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.1 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2010.  However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facility is based on our credit rating. As of October 15, 2010, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

We cannot assure you that the ratings set forth above will remain in effect for any given period of time or that one or more of these ratings will not be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are included for informational purposes and are not recommendations to buy, sell or hold our securities and may be revised or withdrawn at any time by the rating agency. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to obtain short- and long-term financing, the cost of such financings and the execution of our commercial strategies.

A decline in credit ratings could increase borrowing costs under our credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2010, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete certain capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of September 30, 2010, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of RRI and its subsidiaries to satisfy their obligations in respect of RRI’s indemnity obligations to us;

•	the ability of REPs that are subsidiaries of NRG Retail LLC and TXU Energy Retail Company LLC, which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part II of our Second Quarter Form 10-Q.

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

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Notes 4 and 8 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference.  See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2009 Form 10-K.

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our Form 10-Q for the quarter ended June 30, 2010.

Item 5.       OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2009 and 2010 was 2.24 and 2.30, respectively.  We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  November 4, 2010

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