Form 10-K
period 2010-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2011-03-10
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑

The aggregate market value of the common equity held by non-affiliates as of June 30, 2010: None

i

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2008, 2009 and 2010.

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

Some of the factors that could cause actual results to differ from those expressed or implied by our forward-looking statements are described under “Risk Factors” in Item 1A and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future  Earnings” in Item 7 of this report, which discussions are incorporated herein by reference.

You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

ii

PART I

Item 1. Business

OUR BUSINESS

Overview

We provide electric transmission and distribution services to retail electric providers (REPs) serving approximately 2.1 million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately 5.9 million people and includes the city of Houston. In this report, unless the content indicates otherwise, references to “CenterPoint Houston,” “we,” “us” or similar terms mean CenterPoint Energy Houston Electric, LLC and its subsidiaries. We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  We have only one reportable business segment: Electric Transmission & Distribution.

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

Electric Transmission

On behalf of retail electric providers (REPs), we deliver electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kilovolts (kV) in locations throughout our certificated service territory. We construct and maintain transmission facilities and provide transmission services under tariffs approved by the Texas Utility Commission.

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

ERCOT Market Framework

We are a member of ERCOT. ERCOT serves as the regional reliability coordinating council for member electric power systems in Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market included available generating capacity of approximately 76,000 megawatts (MW) at December 31, 2010. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

•
reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow us to recover EMCs paid to our former affiliate Reliant Energy, Inc.  (Reliant Energy, Inc., formerly known as Reliant Resources, Inc., changed its name in 2009 to “RRI Energy, Inc.” in connection with the sale of its Texas retail electric business, and again in December 2010 to “GenOn Energy, Inc.” in connection with the merger of one of its wholly owned subsidiaries with Mirant Corporation.  For convenience, we refer to this company as “RRI” in the context of discussing transactions relating to our formation, our pending true-up appeal and other historical matters, and as “GenOn” in the present and future context, unless stated otherwise.);

•	ordered that the tax normalization issue described below be remanded to the Texas Utility Commission as requested by the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.

In April 2008, the court of appeals denied all motions for rehearing and reissued substantially the same opinion as it had rendered in December 2007.

In June 2008, we petitioned the Texas Supreme Court for review of the court of appeals decision. In our petition, we seek reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true-up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit us to utilize the partial stock valuation methodology for determining the market value of our former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions, parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that we could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) we should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true-up award.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below, but could range from $190 million to $440 million (pre-tax) plus interest subsequent to December 31, 2010.

In the True-Up Order, the Texas Utility Commission reduced our stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with our former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like us to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing our stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to our unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny us the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. Following the adoption by the IRS of the final regulations described above, the Texas Utility Commission requested, and the court of appeals ordered, that this issue be remanded to that commission for further consideration. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. We and CenterPoint Energy will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has requested that this issue be remanded to it by the courts and has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows us to recover through Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. We and the Texas Utility Commission appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two parties appealed the court of appeals decision to the Texas Supreme Court and on October 22, 2010, the Texas Supreme Court issued an opinion affirming the judgment of the court of appeals. The Texas Supreme Court’s decision did not have an impact on our financial position, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, we filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. We reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of ours issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the year ended December 31, 2008, we recognized approximately $5 million in operating income from the CTC.

As of December 31, 2010, we have not recognized an allowed equity return of $178 million on our true-up balance because such return will be recognized as it is recovered in rates. During the years ended December 31, 2008, 2009 and 2010, we recognized approximately $13 million, $13 million and $15 million, respectively, of the allowed equity return.

Hurricane Ike

Our electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008. We deferred the system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect our reported operating income for 2008 or 2009.

We filed with the Texas Utility Commission an application for review and approval for recovery of approximately $678 million, including approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs calculated through August 2009. In July 2009, we reached a settlement agreement with the parties to the proceeding.  Under that settlement agreement, we were entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving the settlement agreement and authorizing recovery of $663 million, of which $643 million was attributable to distribution service and eligible for securitization and the remaining $20 million was attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

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

In accordance with the financing order, we also placed a separate customer credit in effect when the storm restoration bonds were issued.  That credit (ADFIT Credit) is applied to customers’ bills while the bonds are outstanding to reflect the benefit of accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs (including a carrying charge of 11.075%). The beginning balance of the ADFIT related to storm restoration costs was approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit reduced operating income in 2010 by approximately $23 million.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. Our customers consist of 99 REPs, which sell electricity to over two million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are subsidiaries of NRG Retail LLC (NRG Retail) represented approximately 48%, 44% and 38% of our transmission and distribution revenues in 2008, 2009 and 2010, respectively.  Sales to subsidiaries of TXU Energy Retail Company LLC (TXU Energy Retail) represented approximately 11%, 12% and 12% of our transmission and distribution revenues in 2008, 2009 and 2010, respectively.  Our billed receivables balance from REPs as of December 31, 2010 was $138 million.  Approximately 33% and 13% of this amount was owed by subsidiaries of NRG Retail and TXU Energy Retail, respectively. We do not have long-term contracts with any of our customers. We operate using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In December 2008, we received approval from the Texas Utility Commission to deploy an advanced metering system (AMS) across our service territory over the next five years. We began installing advanced meters in March 2009.  This innovative technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. We are currently recovering the cost for the AMS through a monthly surcharge to all REPs over 12 years.  The surcharge for each residential consumer for the first 24 months, which began in February 2009, was $3.24 per month.  Beginning in February 2011, the surcharge was reduced to $3.05 per month.  These amounts are subject to upward or downward adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

We are also pursuing deployment of an electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” (IG) which would make use of our facilities to provide on-demand data and information about the status of facilities on our system. Although this technology is still in the developmental stage, we believe it has the potential to provide a significant improvement in grid planning, operations, maintenance and customer service for our distribution system. These improvements are expected to contribute to fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of our workforce. We expect to include the costs of the deployment in future rate proceedings before the Texas Utility Commission.

In October 2009, the U.S. Department of Energy (DOE) notified us that we had been selected for a $200 million grant for our AMS and IG projects.  In March 2010, we and the DOE completed negotiations and finalized the agreement. Under the terms of the agreement, the DOE has agreed to reimburse us for 50% of our eligible costs until the total amount of the grant has been paid. Through December 31, 2010, we have requested $100 million of grant funding from the DOE, of which $90 million had been received. We estimate that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the deployment period. We are using $150 million of the grant funding to accelerate completion of our current deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  We will use the other $50 million from the grant to begin deployment of an IG in a portion of our service territory over the next three years.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.

In March 2010, the IRS announced through the issuance of Revenue Procedure 2010-20 that it was providing a safe harbor to corporations that receive a Smart Grid Investment Grant. The IRS stated that it would not challenge a corporation’s treatment of the grant as a non-taxable non-shareholder contribution to capital as long as the corporation properly reduced the tax basis of specified property acquired.

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

As of December 31, 2010, we had approximately $2.5 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, we had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2010. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2010, we owned 27,842 pole miles of overhead distribution lines and 3,728 circuit miles of overhead transmission lines, including 422 circuit miles operated at 69,000 volts, 2,090 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2010, we owned 20,390 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including 2 circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2010, we owned 233 major substation sites having a total installed rated transformer capacity of 52,938 megavolt amperes.

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

Federal Energy Regulatory Commission

We are not a “public utility” under the Federal Power Act and, therefore, are not generally regulated by the FERC, although certain of our transactions are subject to limited FERC jurisdiction. The Energy Act conferred new jurisdiction and responsibilities on the FERC with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by us and other utilities within ERCOT. Under this authority, the FERC has designated the NERC as the Electric Reliability Organization (ERO) to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to (a) impose fines and other sanctions on Electric Entities that fail to comply with approved standards and (b) audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the TRE. We do not anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on our operations. To the extent that we are required to make additional expenditures to comply with these standards, it is anticipated that we will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT for electric transmission provided.

As a public utility holding company, under the Public Utility Holding Company Act of 2005, CenterPoint Energy  and its subsidiaries, including us, are subject to reporting and accounting requirements and are required to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances.

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

Our distribution rates charged to REPs for residential customers are primarily based on amounts of energy delivered, whereas distribution rates for a majority of commercial and industrial customers are primarily based on peak demand. All REPs in our service area pay the same rates and other charges for transmission and distribution services. This regulated delivery charge includes the transmission and distribution rate (which includes municipal franchise fees), a system benefit fund fee imposed by the Texas electric restructuring law, a nuclear decommissioning charge associated with decommissioning the South Texas nuclear generating facility, an energy efficiency cost recovery charge, a surcharge related to the implementation of AMS and charges associated with securitization of regulatory assets, stranded costs and restoration costs relating to Hurricane Ike. Transmission rates charged to other distribution companies are based on amounts of energy transmitted under “postage stamp” rates that do not vary with the distance the energy is being transmitted. All distribution companies in ERCOT pay us the same rates and other charges for transmission services.

Recovery of True-Up Balance.  For a discussion of our true-up proceedings, see “— Our Business — Electric Transmission & Distribution — Recovery of True-Up Balance” above.

2010 Rate Proceeding.  As required under the final order in our 2006 rate proceeding, in June 2010 we filed an application to change rates with the Texas Utility Commission and the cities in our service area, including cost data and other information supporting an annual increase of $106 million for delivery charges to the REPs that sell electricity to end-use customers in our service territory that was offset by a reduction of other utility revenues, resulting in a $92 million requested annual revenue increase. The rate filing package also supported an annual increase of $18 million for wholesale transmission customers.

In the filing, we also requested reconciliation of our AMS costs incurred as of March 31, 2010, and revision of the estimated costs to complete the AMS project in order to reflect $150 million in funds from the $200 million DOE stimulus grant awarded to us and updated cost information. The reconciliation plan also requested that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

In our rate filing we sought a return on equity of 11.25% and proposed that rates be based on a capital structure of 50% equity and 50% long-term debt.

Hearings concerning the rate filing concluded in October 2010, and a Proposal for Decision was issued by the presiding Administrative Law Judges.  On February 3, 2011, the Texas Utility Commission voted on the various contested issues presented by the rate filing.  The Texas Utility Commission has not yet issued a formal order implementing its decisions, and the order, once issued, will be subject to revision based on motions for rehearing by the parties to the proceeding and could be appealed to the Texas courts.

Based on the public deliberations and votes by the Commissioners, we anticipate that the order of the Texas Utility Commission will provide for a base rate increase of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order is expected to provide a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order is expected to be based on an authorized return on equity of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also will implement our request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

Based on our understanding of the Texas Utility Commission’s votes, we anticipate that annual operating income will be reduced by approximately $30 million from 2010 levels as a result of the Texas Utility Commission’s decision. We expect that revised rates based on the Texas Utility Commission’s decision will be implemented during the second quarter of 2011.

Other Rate Proceedings.  In May 2009, we filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus of approximately $8 million, plus carrying costs, but disallowed a recovery of a performance bonus of $2 million on approximately

$10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  We began collecting the approved amounts in July 2010. We appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision. In February 2011, we appealed the district court’s judgment to the Texas 3rd Court of Appeals at Austin, Texas, where the case remains pending.

In April 2010, we filed an application with the Texas Utility Commission seeking approval of certain estimated 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and recovery of revenue losses related to the implementation of the 2009 energy efficiency program totaling approximately $14.4 million. The application sought to begin recovery of these costs through a surcharge beginning in January 2011.  In November 2010, the Texas Utility Commission issued its order approving recovery of the 2011 energy efficiency program costs and a partial performance bonus of approximately $11 million, but disallowed a recovery of a performance bonus of $2 million on the 2009 energy efficiency costs expended pursuant to the terms of the settlement agreement referenced above. The Texas Utility Commission further concluded that it does not have statutory authority to permit recovery of the approximately $1.4 million in lost revenue associated with 2009 energy efficiency programs. We began collecting the approved amounts in January 2011, but have appealed the denial of the full 2009 performance bonus and lost revenue to the 201st district court in Travis County, Texas, where the case remains pending.

Rulemaking Proceedings. In January 2010, the Texas Utility Commission published proposed amendments to its energy efficiency rule.  During the statutory comment period, we urged, as part of the rule amendments, the adoption of a lost revenue recovery mechanism to keep whole the utilities participating in the required energy efficiency programs.  In July 2010, the Texas Utility Commission adopted amendments to its energy efficiency program rules, but concluded it did not have the statutory authority to permit recovery of lost revenue associated with energy efficiency programs.  We have appealed the rule to the Texas 3rd Court of Appeals at Austin, Texas on the basis that it is invalid as amended because it does not permit lost revenue recovery.

In October 2010, amended rules of the Texas Utility Commission relating to the Transmission Cost Recovery Factor (TCRF) became effective.  The amended rules permit a distribution service provider (DSP) such as us to defer for future recovery increases in transmission costs that are charged to the DSP by transmission service providers (TSPs) during the interim period before the DSP is authorized to request an adjustment to its TCRF.  The TCRF permits a DSP to recover from REPs approved changes in transmission charges from TSPs, but the TCRF can be changed by the DSP only twice per year on application to the Texas Utility Commission.  The revised rules permit DSPs to obtain full recovery of the increased transmission charges.

ENVIRONMENTAL MATTERS

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations or attributable to former operations; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane. Legislation to regulate emissions of GHGs has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions.  These regulations could be costly and difficult to implement. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009.  Also, the U.S. Environmental Protection Agency (EPA) has undertaken new efforts to collect information regarding GHG emissions and their effects. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA proposed to expand its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations that we expect to be applicable to certain aspects of our operations.  Specifically, the EPA adopted a final rule to address permitting of methane and other  GHG emissions from stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs.  Additionally, the EPA has issued the “Mandatory Reporting of Greenhouse Gases Rule,” which establishes a new comprehensive scheme for reporting GHG emissions. In late 2010, the EPA finalized new GHG reporting requirements for upstream petroleum and natural gas systems, which will be added to EPA's GHG Reporting Rule, and will require facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year to report annual GHG emissions, with the first report due on March 31, 2012.  These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

It is too early to determine whether, or in what form, further regulatory action regarding GHG emissions will be adopted or what specific impacts a new regulatory action might have on us. Although it now appears unlikely that new legislation regarding GHGs will  be adopted in the near term, action by the EPA to impose new regulations and standards regarding GHG emissions is underway and appears likely to result in new standards and regulatory requirements.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our business.

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  Warmer temperatures in our service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

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

Liability for Preexisting Conditions

Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or us, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or us, but currently owned by NRG Texas LP. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP.  Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from NRG Texas LP. Although their ultimate outcome cannot be predicted at this time, we or CenterPoint Energy, as appropriate, intend to continue vigorously contesting claims that are not considered to have merit and we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

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

EMPLOYEES

As of December 31, 2010, we had 2,813 full-time employees, of which approximately 45% are subject to a collective bargaining agreement.

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

In June 2008, we petitioned the Texas Supreme Court for review of the court of appeals decision. In our petition, we seek reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true-up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit us to utilize the partial stock valuation methodology for determining the market value of our former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions, parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that we could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) we should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true-up award.

In June 2009, the Texas Supreme Court granted the petitions for review of the court of appeals decision.  Oral argument before the court was held in October 2009.

To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in our consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, we anticipate that we would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below, but could range from $190 million to $440 million (pre-tax) plus interest subsequent to December 31, 2010.

In the True-Up Order, the Texas Utility Commission reduced our stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with our former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the IRS in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of ADITC and EDFIT back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like us to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a PLR from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing our stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to our unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny us the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on our results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. Following the adoption by the IRS of the final regulations described above, the Texas Utility Commission requested, and the court of appeals ordered, that this issue be remanded to that commission for further consideration. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. We and CenterPoint Energy will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has requested that this issue be remanded to it by the courts and has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

Our receivables are concentrated in a small number of REPs, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of December 31, 2010, we did business with 99 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and thus we remain at risk for payments not made prior to the shift to the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications from REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A subsidiary of NRG Energy, Inc., NRG Retail, (which acquired the Texas retail business of RRI) and its subsidiaries are together considered the largest REP in our service territory. Approximately 33% of our $138 million in billed receivables from REPs at December 31, 2010 was owed by subsidiaries of NRG Retail and approximately 13% of the $138 million in billed receivables was owed by subsidiaries of TXU Energy Retail. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations.  If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event any REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments we had received from such REP.

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

As of December 31, 2010, we had $4.9 billion of outstanding indebtedness on a consolidated basis, which includes $2.8 billion of non-recourse transition and system restoration bonds. Our future financing activities may be significantly affected by, among other things:

•	the resolution of the true-up proceedings, including, in particular, the results of appeals to the Texas Supreme Court regarding rulings obtained to date;

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and the markets in which we operate;

•	maintenance of acceptable credit ratings by us and CenterPoint Energy;

•	market expectations regarding our future earnings and cash flows;

•	market perceptions of our and CenterPoint Energy's ability to access capital markets on reasonable terms;

•	our exposure to GenOn in connection with its indemnification obligations arising in connection with its separation from CenterPoint Energy; and

•	provisions of relevant tax and securities laws.

As of December 31, 2010, we had approximately $2.5 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including approximately $527 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated and approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, we had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2010. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Our current credit ratings are discussed in “Management’s Narrative Analysis of Results of Operations — Liquidity and Capital Resources — Impact on Liquidity of a Downgrade in Credit Ratings” in Item 7 of this report. These credit ratings may not remain in effect for any given period of time and one or more of these ratings may be lowered or withdrawn entirely by a rating agency. We note that these credit ratings are not recommendations to buy, sell or hold our securities. Each rating should be evaluated independently of any other rating. Any future reduction or withdrawal of one or more of our credit ratings could have a material adverse impact on our ability to access capital on acceptable terms.

The creditworthiness and liquidity of our parent company and our affiliates could affect our creditworthiness and liquidity.

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our affiliates.  As of December 31, 2010, CenterPoint Energy and its subsidiaries other than us have approximately $567 million principal amount of debt required to be paid through 2013.  This amount excludes (i) $550 million principal amount of CenterPoint Energy Resources Corp. (CERC Corp.) senior notes that were repaid at their maturity in February 2011 with proceeds from the issuance in January 2011 of $550 million principal amount of CERC Corp. senior notes maturing subsequent to 2013, (ii) $397 million principal amount of CERC Corp. 7.875% senior notes due 2013 that were exchanged in January 2011 for CERC Corp. senior notes maturing subsequent to 2013 and (iii) principal repayments of approximately $920 million on transition and system restoration bonds, for which a dedicated revenue stream exists. If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy in the amount of $750 million as of December 31, 2010 could be adversely affected.  In addition, from time to time we and other affiliates invest or borrow funds in the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.  As of December 31, 2010, we had invested $899 million in the CenterPoint Energy money pool.

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

Other than the financial covenant contained in our credit facility (described under “Liquidity and Capital Resources” in Item 7 of this report), which could have the practical effect of limiting the payment of dividends under certain circumstances, there are no contractual restrictions on our ability to pay dividends to CenterPoint Energy. Our management could decide to increase our dividends to CenterPoint Energy to support its cash needs. This could adversely affect our liquidity. However, under our credit facility, our ability to pay dividends is restricted by a covenant that debt, excluding transition and system restoration bonds, as a percentage of total capitalization may not exceed 65%.

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

Our operations are subject to stringent and complex laws and regulations pertaining to health, safety and the environment. As an owner or operator of electric transmission and distribution systems, we must comply with these laws and regulations at the federal, state and local levels. These laws and regulations can restrict or impact our business activities in many ways, such as:

•	restricting the way we can handle or dispose of wastes;

•	limiting or prohibiting construction activities in sensitive areas such as wetlands, coastal regions, or areas inhabited by endangered species;

•	requiring remedial action to mitigate environmental conditions caused by our operations, or attributable to former operations; and

•	enjoining the operations of facilities deemed in non-compliance with permits issued pursuant to such environmental laws and regulations.

In order to comply with these requirements, we may need to spend substantial amounts and devote other resources from time to time to:

•	construct or acquire new equipment;

•	acquire permits for facility operations;

•	modify or replace existing and proposed equipment; and

•	clean up or decommission waste disposal areas, fuel storage and management facilities and other locations and facilities.

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

In connection with the organization and capitalization of RRI, that company and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. These indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If GenOn were unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy and its subsidiaries were not released from the liability in connection with the transfer, we and CenterPoint Energy could be responsible for satisfying the liability.

In May 2009, RRI sold its Texas retail business to NRG Retail, a subsidiary of NRG Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI (then known as RRI Energy, Inc.) and RRI changed its name from RRI Energy, Inc. to GenOn Energy, Inc. Neither the sale of the retail business nor the merger with Mirant Corporation alters GenOn’s contractual obligations to indemnify us and our subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding certain litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts.

GenOn’s unsecured debt ratings are currently below investment grade. If GenOn were unable to meet its obligations, it would need to consider, among various options, restructuring under the bankruptcy laws, in which event GenOn might not honor its indemnification obligations and claims by GenOn’s creditors might be made against us as its former owner.

Reliant Energy and RRI (GenOn’s predecessors) are named as defendants in a number of lawsuits arising out of sales of natural gas in California and other markets. Although these matters relate to the business and operations of GenOn, claims against Reliant Energy have been made on grounds that include liability of Reliant Energy as a controlling shareholder of GenOn’s predecessor. We and CenterPoint Energy could incur liability if claims in one or more of these lawsuits were successfully asserted against us or CenterPoint Energy and indemnification from GenOn were determined to be unavailable or if GenOn were unable to satisfy indemnification obligations owed with respect to those claims.

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

The continued unsettled conditions in the global financial system may have an impact on our business, liquidity and financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities, should they further occur, could adversely affect our liquidity. Capital market turmoil was reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of CenterPoint Energy’s pension plan, in which we participate. These reductions increased pension cost in 2009.

In addition to the credit and financial market issues, national and local recessionary conditions may impact our business in a variety of ways. These include, among other things, reduced customer usage, increased customer default rates and wide swings in commodity prices.

Climate change legislation and regulatory initiatives could result in increased operating costs and reduced demand for our services.

Legislation to regulate emissions of GHGs has been introduced in Congress, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Copenhagen in 2009. Also, the EPA has undertaken new efforts to collect information regarding GHG emissions and their effects. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA proposed to expand its regulations relating to those emissions and has adopted rules imposing permitting and reporting obligations that we expect to be applicable to certain of our operations. The results of the permitting and reporting requirements could lead to further regulation of these GHGs by the EPA  It is too early to determine whether, or in what form, further regulatory action regarding GHG emissions will be adopted or what specific impacts a new regulatory action might have on us and our subsidiaries. Action by the EPA to impose new regulations and standards regarding GHG emissions is underway and appears likely to result in new standards and regulatory requirements.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.

Climate changes could result in more frequent severe weather events which could affect the results of operations of our business.

To the extent climate changes occur, our businesses may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  A possible climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes can increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Character of Ownership

We own in fee or lease our principal properties. Most of our electric lines are located, pursuant to easements and other rights, on public roads or on land owned by others. For information regarding our properties, please read “Business — Electric Transmission & Distribution — Properties” in Item 1 of this report, which information is incorporated herein by reference.

Item 3. Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read “Regulation” and “Environmental Matters” in Item 1 of this report and Notes 4 and 10(b) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

In 2008, 2009 and 2010, we paid dividends on our common shares of $640 million, $-0- and $-0-, respectively, to Utility Holding, LLC.

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

OVERVIEW

We provide electric transmission and distribution services to retail electric providers (REPs) serving approximately 2.1 million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately 5.9 million people and includes the city of Houston.

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

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis. During 2009 and continuing into 2010, we saw evidence that customers are seeking to reduce their energy consumption, particularly during periods of high energy prices or in times of economic distress.  That conservation can have adverse effects on our results. In our service area, we have benefited from customer growth that tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue despite recent economic downturns, though that growth may be lower than we have recently experienced.  In addition, the profitability of our business is influenced significantly by the regulatory treatment we receive from the various state and local regulators who set our electric distribution rates.

The nature of our business requires significant amounts of capital investment, and we rely on internally generated cash, borrowings under our credit facility, and issuances of debt in the capital markets to satisfy these capital needs. We strive to maintain investment grade ratings for our securities in order to access the capital markets on terms we consider reasonable. Our goal is to improve our credit ratings over time. A reduction in our ratings generally would increase our borrowing costs for new issuances of debt, as well as borrowing costs under our existing revolving credit facility. Disruptions in the financial markets, such as occurred in the last half of 2008 and continued during 2009, can also affect the availability of new capital on terms we consider attractive. In those circumstances, companies like us may not be able to obtain certain types of external financing or may be required to accept terms less favorable than they would otherwise accept. For that reason, we seek to maintain adequate liquidity for our business through the existing credit facility and prudent refinancing of existing debt.

As it did with many businesses, the sharp decline in stock market values during the latter part of 2008 had a significant adverse impact on the value of CenterPoint Energy’s pension plan assets.  Consistent with the regulatory treatment of such costs, we can defer the amount of pension expense that differs from the level of pension expense included in our base rates.

Significant Events

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified us that we had been selected for a $200 million grant for our advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, we and the DOE completed negotiations and finalized the agreement. Under the terms of the agreement, the DOE has agreed to reimburse us for 50% of our eligible costs until the total amount of the grant has been paid.  Through December 31, 2010, we have requested $100 million of grant funding from the DOE, of which $90 million had been received. We estimate that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the deployment period.  We are using $150 million of the grant funding to accelerate completion of our current deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  We will use the other $50 million from the grant to begin deployment of an IG in a portion of our service territory over the next three years.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.  We believe the IG has the potential to provide an improvement in grid planning, operations, maintenance and customer service for our distribution system.

In March 2010, the Internal Revenue Service (IRS) announced through the issuance of Revenue Procedure 2010-20 that it was providing a safe harbor to corporations that receive a Smart Grid Investment Grant. The IRS stated that it would not challenge a corporation’s treatment of the grant as a non-taxable non-shareholder contribution to capital as long as the corporation properly reduced the tax basis of specified property acquired.

Rate Case

As required under the final order in our 2006 rate proceeding, in June 2010 we filed an application to change rates with the Texas Utility Commission and the cities in our service area, including cost data and other information supporting an annual increase of $106 million for delivery charges to the REPs that sell electricity to end-use customers in our service territory that was offset by a reduction of other utility revenues, resulting in a $92 million requested annual revenue increase. The rate filing package also supported an annual increase of $18 million for wholesale transmission customers.

In the filing, we also requested reconciliation of our AMS costs incurred as of March 31, 2010, and revision of the estimated costs to complete the AMS project in order to reflect $150 million in funds from the $200 million DOE stimulus grant awarded to us and updated cost information. The reconciliation plan also requested that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

In our rate filing we sought a return on equity of 11.25% and proposed that rates be based on a capital structure of 50% equity and 50% long-term debt.

Hearings concerning the rate filing concluded in October 2010, and a Proposal for Decision was issued by the presiding Administrative Law Judges.  On February 3, 2011, the Texas Utility Commission voted on the various contested issues presented by the rate filing.  The Texas Utility Commission has not yet issued a formal order implementing its decisions, and the order, once issued, will be subject to revision based on motions for rehearing by the parties to the proceeding and could be appealed to the Texas courts.

Based on the public deliberations and votes by the Commissioners, we anticipate that the order of the Texas Utility Commission will provide for a base rate increase of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order is expected to provide a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order is expected to be based on an authorized return on equity of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also will implement our request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

Based on our understanding of the Texas Utility Commission’s votes, we anticipate that annual operating income will be reduced by approximately $30 million from 2010 levels as a result of the Texas Utility Commission’s decision. We expect that revised rates based on the Texas Utility Commission’s decision will be implemented during the second quarter of 2011.

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

•	actions by rating agencies;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

•
the ability of REPs, including REP subsidiaries of NRG Retail LLC and REP subsidiaries of TXU Energy Retail Company LLC, which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy’s pension and postretirement benefit plans;

•	our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•	other factors we discuss under “Risk Factors” in Item 1A of this report and in other reports we file from time to time with the Securities and Exchange Commission.

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

The following table sets forth selected financial data for the years ended December 31, 2008, 2009 and 2010, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2008	2009	2010
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$1,593	$1,674	$1,774
Transition and system restoration bond companies	323	340	437
Total Revenues	1,916	2,014	2,211
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	703	774	841
Depreciation and amortization, excluding transition and system restoration bond companies	277	277	293
Taxes other than income taxes	201	208	207
Transition and system restoration bond companies	190	209	297
Total Expenses	1,371	1,468	1,638
Operating Income	545	546	573
Interest and other finance charges	(109)	(158)	(149)
Interest on transition and system restoration bonds	(136)	(131)	(140)
Other income, net	43	53	32
Income Before Income Taxes	343	310	316
Income Tax Expense	(121)	(102)	(116)
Net Income	$222	$208	$200

Throughput (in gigawatt-hours (GWh)):
Residential	24,258	24,815	26,554
Total	74,840	74,579	76,973

Number of metered customers at end of period:
Residential	1,821,267	1,849,019	1,874,508
Total	2,064,854	2,094,210	2,122,135

2010 Compared to 2009.  We reported operating income of $573 million for 2010, consisting of $433 million from our regulated electric transmission and distribution utility operations (TDU) and $140 million related to transition and system restoration bond companies. For 2009, operating income totaled $546 million, consisting of $415 million from the TDU and $131 million related to transition and system restoration bond companies. TDU revenues increased $100 million primarily due to increased revenues from implementation of AMS ($34 million), increased usage ($35 million), in part caused by favorable weather, higher transmission-related revenues ($26 million) and higher revenues due to customer growth ($20 million) from the addition of nearly 28,000 new customers, partially offset by a customer credit related to deferred income taxes associated with Hurricane Ike storm restoration costs ($21 million).  Operation and maintenance expenses increased $67 million primarily due to higher transmission costs billed by transmission providers ($28 million), increased AMS project expenses ($11 million), increased labor costs ($10 million), increased contracts and services ($10 million) and increased environmental remediation costs ($7 million).  Increased depreciation expense is related to increased investment in AMS ($19 million).

Income Tax Expense.  Our 2010 effective tax rate of 36.7% differed from the 2009 effective tax rate of 32.9% primarily due to the settlement in 2009 of our federal income tax return examinations for tax years 2004 and 2005. For more information, see Note 9 to our consolidated financial statements.

2009 Compared to 2008.  We reported operating income of $546 million for 2009, consisting of $415 million from the TDU and $131 million related to transition and system restoration bond companies. For 2008, operating income totaled $545 million, consisting of $407 million from the TDU, exclusive of an additional $5 million from the competition transition charge (CTC), and $133 million related to transition bond companies. Revenues for the TDU increased due to higher transmission-related revenues ($50 million), in part reflecting the impact of a transmission rate increase implemented in November 2008, the impact of Hurricane Ike in 2008 ($17 million), revenues from implementation of AMS ($33 million) and higher revenues due to customer growth ($17 million) from the addition of over 29,000 new customers, partially offset by declines in energy demand ($26 million). Operation and maintenance expenses increased $71 million primarily due to higher transmission costs billed by transmission providers ($18 million), increased operating and maintenance expenses that were postponed in 2008 as a result of Hurricane Ike restoration efforts ($10 million), higher pension and other employee benefit costs ($10 million), expenses related to AMS ($14 million) and a gain on a land sale in 2008 ($9 million). Increased depreciation expense related to increased investment in AMS ($7 million) was offset by other declines in depreciation and amortization, primarily due to asset retirements. Taxes other than income taxes increased $7 million primarily as a result of a refund in 2008 of prior years’ state franchise taxes ($5 million). Changes in pension expense over our 2007 base year amount were deferred and included in our 2010 rate filing pursuant to Texas law.

Income Tax Expense.  Our 2009 effective tax rate of 32.9% differed from the 2008 effective tax rate of 35.4% primarily due to the settlement in 2009 of our federal income tax return examinations for tax years 2004 and 2005. For more information, see Note 9 to our consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal anticipated cash requirements during 2011 include approximately $605 million of capital expenditures and $283 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and intercompany borrowings will be sufficient to meet our anticipated cash needs in 2011.  Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Capital Requirements. The following table sets forth our capital expenditures for 2010 and estimates of our capital expenditures for 2011 through 2015 (in millions):

2010	$463
2011	605
2012	468
2013	469
2014	506
2015	372

The table above includes expenditures of $119 million in 2010 and estimated capital expenditures of $225 million, $64 million and $10 million in 2011, 2012 and 2013, respectively, related to AMS and IG, net of a $200 million grant by the DOE.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2011	2012-2013	2014-2015	2016 and thereafter
Transition and system restoration bond debt (1)	$2,805	$283	$637	$484	$1,401
Other long-term debt	2,092	—	496	800	796
Interest payments - transition and system restoration bond debt (1) (2)	699	129	217	162	191
Interest payments - other long-term debt (2)	1,070	130	245	128	567
Capital leases	1	—	—	—	1
Benefit obligations (3)	—	—	—	—	—
Income taxes (4)	—	—	—	—	—
Total contractual cash obligations	$6,667	$542	$1,595	$1,574	$2,956

(1)	Transition and system restoration charges are adjusted at least annually to cover debt service on the transition and system restoration bonds.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to settle such interest payments with cash flows from operations and short-term borrowings.

(3)
We expect to contribute approximately $8 million to our postretirement benefits plan in 2011 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(4)
As of December 31, 2010, the liability for uncertain income tax positions was $232 million.  However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which any such liabilities might be paid.

Off-Balance Sheet Arrangements.  Other than operating leases and first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below, we have no off-balance sheet arrangements.

Credit Facility.  Our $289 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of our total capitalization. Under our $289 million credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on our credit rating.

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

As of February 15, 2011, we had the following facility (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at February 15, 2011		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012

(1)	Represents outstanding letters of credit.

Securities Registered with the SEC. We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our general mortgage bonds.

Temporary Investments.  As of February 15, 2011, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. At February 15, 2011, we had $839 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III) and CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) as of December 31, 2010. Amounts are expressed in millions.

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

As of December 31, 2010, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt	Total
First Mortgage Bonds	$102	$—	$151	$253
General Mortgage Bonds	1,762	229	527	2,518
Total	$1,864	$229	$678	$2,771

The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2010. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

At December 31, 2010, Bond Company had $296 million aggregate principal amount of outstanding transition bonds that were issued in 2001 in accordance with the Texas Electric Choice Plan (Texas electric restructuring law). At December 31, 2010, Bond Company II had $1.4 billion aggregate principal amount of outstanding transition bonds that were issued in 2005 in accordance with the Texas electric restructuring law. At December 31, 2010, Bond Company III had $425 million aggregate principal amount of outstanding transition bonds that were issued pursuant to a financing order issued by the Texas Utility Commission in September 2007. At December 31, 2010, Restoration Bond Company had approximately $645 million aggregate principal amount of outstanding system restoration bonds that were issued pursuant to a financing order issued by the Texas Utility Commission in August 2009.  The transition bonds and system restoration bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of our retail electric customers in order to provide recovery of authorized qualified costs. The transition and system restoration bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition charges) of the bond companies. We have no payment obligations with respect to the transition and system restoration bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between us and the transition and system restoration bond companies and in an intercreditor agreement among us, the bond companies and other parties.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of February 15, 2011, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A3	Stable	BBB+	Stable	A-	Stable
        ____________
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

A decline in credit ratings could increase borrowing costs under our credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2010, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete certain capital market transactions.

Cross Defaults. Under CenterPoint Energy’s revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of December 31, 2010, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under credit facilities;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•
the ability of REPs, including REP subsidiaries of NRG Retail LLC and REP subsidiaries of TXU Energy Retail Company LLC, which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

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

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2010, we had recorded regulatory assets of $2.7 billion and regulatory liabilities of $417 million.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 5(a) to the consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $32 million for the year ended December 31, 2010. Our actuarially determined pension and other postemployment expenses for 2010 in excess of the 2007 base year amount are being deferred for rate making purposes until the conclusion of the current general rate case pursuant to Texas law.  We deferred as a regulatory asset $26 million in pension and other postemployment expenses during the year ended December 31, 2010. Pension cost for 2011 is expected to be $28 million, of which we expect $15 million to impact pre-tax earnings after effecting such deferrals, based on an expected return on plan assets of 8.00% and a discount rate of 5.25% as of December 31, 2010. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2010, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

At December 31, 2009 and 2010, we had outstanding fixed-rate debt aggregating $5.3 billion and $5.0 billion in principal amount and having a fair value of approximately $5.6 billion and $5.5 billion in 2009 and 2010, respectively. These instruments are fixed-rate and therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $121 million if interest rates were to decline by 10% from their levels at December 31, 2010. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2010 and 2009, and the related statements of consolidated income, cash flows, and member’s equity for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 2011

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

/s/ DAVID M. MCCLANAHAN
Chairman

/s/ GARY L. WHITLOCK
Executive Vice President and Chief
Financial Officer

March 10, 2011

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2008	2009	2010
	(in millions)
Revenues	$1,916	$2,014	$2,211

Expenses:
Operation and maintenance	709	780	849
Depreciation and amortization	460	480	582
Taxes other than income taxes	202	208	207
Total	1,371	1,468	1,638
Operating Income	545	546	573

Other Income (Expense):
Interest and other finance charges	(109)	(158)	(149)
Interest on transition and system restoration bonds	(136)	(131)	(140)
Other, net	43	53	32
Total	(202)	(236)	(257)
Income Before Income Taxes	343	310	316
Income tax expense	(121)	(102)	(116)
Net Income	$222	$208	$200

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2010
	(in millions)

ASSETS
Current Assets:
Cash and cash equivalents ($151 and $198 related to VIEs at December 31, 2009 and 2010, respectively)	$739	$198
Accounts and notes receivable, net ($44 and $49 related to VIEs at December 31, 2009 and 2010, respectively)	200	203
Accounts and notes receivable—affiliated companies	303	919
Accrued unbilled revenues	63	70
Inventory	69	71
Taxes receivable	54	63
Deferred tax asset	1	3
Other ($34 and $39 related to VIEs at December 31, 2009 and 2010, respectively)	58	62
Total current assets	1,487	1,589
Property, Plant and Equipment, net	4,588	4,781

Other Assets:
Regulatory assets ($2,886 and $2,597 related to VIEs at December 31, 2009 and 2010, respectively)	2,885	2,675
Notes receivable—affiliated companies	750	750
Other	45	37
Total other assets	3,680	3,462
Total Assets	$9,755	$9,832

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$241	$283
Accounts payable	58	76
Accounts and notes payable—affiliated companies	29	36
Taxes accrued	89	92
Interest accrued	100	101
Other	61	74
Total current liabilities	578	662
Other Liabilities:
Accumulated deferred income taxes, net	1,469	1,428
Unamortized investment tax credits	14	7
Benefit obligations	195	215
Regulatory liabilities	382	417
Notes payable—affiliated companies	151	151
Other	221	290
Total other liabilities	2,432	2,508
Long-Term Debt:
VIE transition and system restoration bonds	2,805	2,522
Other	2,092	2,092
Total long-term debt	4,897	4,614
Commitments And Contingencies (Note 10)
Member’s Equity	1,848	2,048
Total Liabilities and Member’s Equity	$9,755	$9,832

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2008	2009	2010
	(in millions)
Cash Flows from Operating Activities:
Net income	$222	$208	$200
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	460	480	582
Deferred income taxes	347	16	(6)
Amortization of deferred financing costs	13	23	12
Changes in other assets and liabilities:
Accounts and notes receivable, net	(13)	44	12
Accounts receivable/payable, affiliates	(5)	17	1
Taxes receivable	(5)	(46)	(9)
Inventory	(14)	5	(2)
Accounts payable	21	(78)	9
Interest and taxes accrued	17	2	4
Net regulatory assets and liabilities	(376)	(63)	(30)
Other current assets	(2)	(2)	1
Other current liabilities	13	(28)	13
Other assets	1	(3)	—
Other liabilities	(5)	(13)	2
Other, net	(9)	—	—
Net cash provided by operating activities	665	562	789
Cash Flows from Investing Activities:
Capital expenditures	(462)	(442)	(566)
Increase in notes receivable from affiliates	—	(289)	(610)
Decrease (increase) in restricted cash of transition and system restoration bond companies	(11)	26	(5)
Cash received from U.S. Department of Energy grant	—	—	90
Other, net	14	28	2
Net cash used in investing activities	(459)	(677)	(1,089)
Cash Flows from Financing Activities:
Revolving credit facility, net	201	(251)	—
Proceeds from long-term debt	488	1,165	—
Payments of long-term debt	(159)	(208)	(241)
Decrease in short-term notes payable with affiliates	(39)	(8)	—
Debt issuance costs	(19)	(10)	—
Dividend to parent	(640)	—	—
Net cash provided by (used in) financing activities	(168)	688	(241)

Net Increase (Decrease) in Cash and Cash Equivalents	38	573	(541)
Cash and Cash Equivalents at Beginning of the Year	128	166	739
Cash and Cash Equivalents at End of the Year	$166	$739	$198
Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$235	$287	$292
Income taxes (refunds), net	(231)	134	111
Non-cash transactions:
Accounts payable related to capital expenditures	$42	$28	$37

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2008		2009		2010
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions of dollars and shares)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,712		1,230		1,230
Dividend to parent		(482)		—		—
Balance, end of year		1,230		1,230		1,230
Retained Earnings
Balance, beginning of year		346		410		618
Net income		222		208		200
Dividend to parent		(158)		—		—
Balance, end of year		410		618		818
Total Member’s Equity		$1,640		$1,848		$2,048

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)       Background

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At December 31, 2010, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition and system restoration property, issuing transition and system restoration bonds and performing activities incidental thereto.  For further discussion of the transition and system restoration bond companies, see Notes 4(b), 4(c) and 8.

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

CenterPoint Houston recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2009 and 2010, these removal costs of $308 million and $323 million, respectively, are classified as regulatory liabilities in CenterPoint Houston’s Consolidated Balance Sheets. A portion of the amount of removal costs that related to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.

(f) Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Transition and system restoration property is being amortized over the expected life of the four series of transition and system restoration bonds (12 to 14 years), based on estimated revenue from transition or system restoration charges, interest accruals and other expenses. Other amortization expense includes amortization of regulatory assets and other intangibles.

(g) Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) is capitalized as a component of projects under construction and is amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. During 2008, 2009 and 2010, CenterPoint Houston capitalized AFUDC of $7 million, $3 million and $3 million, respectively.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts and notes receivable are net of an allowance for doubtful accounts of less than $1 million at both December 31, 2009 and 2010. The provision for doubtful accounts in CenterPoint Houston’s Statements of Consolidated Income for 2008, 2009 and 2010 was $2 million, $1 million and less than $1 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market.

(k) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Houston considers cash equivalents to be short-term, highly liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Houston was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $34 million and $39 million at December 31, 2009 and 2010, respectively, are included in other current assets in CenterPoint Houston's Consolidated Balance Sheets. For additional information regarding transition and system restoration bonds, see Notes 4(b), 4(c) and 8. Cash and cash equivalents includes $151 million and $198 million at December 31, 2009 and 2010, respectively, that is held by CenterPoint Houston’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(l) New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued new accounting guidance on consolidation of variable interest entities (VIEs) that changes how a reporting entity determines a primary beneficiary that would consolidate the VIE from a quantitative risk and rewards approach to a qualitative approach based on which variable interest holder has the power to direct the economic performance related activities of the VIE as well as the obligation to absorb losses or right to receive benefits that could potentially be significant to the VIE. This new guidance requires the primary beneficiary assessment to be performed on an ongoing basis and also requires enhanced disclosures that will provide more transparency about a company’s involvement in a VIE. This new guidance was effective for a reporting entity’s first annual reporting period beginning after November 15, 2009. CenterPoint Houston’s adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. As of December 31, 2010, CenterPoint Houston has four VIEs consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bond holders have no recourse to the general credit of CenterPoint Houston.

In January 2010, the FASB issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation and about inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. The adoption of this new guidance did not have a material impact on CenterPoint Houston’s financial position, results of operation or cash flows. See Note 6 for the required disclosures. CenterPoint Houston expects that the adoption of certain disclosure requirements effective in 2011 will not have a material impact on its financial position, results of operation or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(m) Other Current Liabilities

Included in other current liabilities in the Consolidated Balance Sheets at December 31, 2009 and 2010 was $16 million and $22 million, respectively, of customer deposits.

(3)       Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (Years)	2009	2010
		(in millions)
Transmission	38	$1,561	$1,632
Distribution	24	4,971	5,149
Other	20	793	805
Total		7,325	7,586
Accumulated depreciation		2,737	2,805
Property, plant and equipment, net		$4,588	$4,781

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
	(in millions)
Depreciation expense	$256	$259	$273
Amortization of securitized regulatory assets	183	203	289
Other amortization	21	18	20
Total depreciation and amortization	$460	$480	$582

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2009	2010
Beginning balance	$17	$22
Accretion expense	2	1
Revisions in estimates of cash flows	3	3
Ending balance	$22	$26

The increase of $3 million in the ARO from the revision of estimate in 2009 and 2010 is primarily attributable to the decrease in the credit-adjusted risk-free rate used to value the liability as of the end of the periods.  There were no material additions or settlements during the years ended December 31, 2009 and 2010.

(4)       Regulatory Matters

(a) Regulatory Assets and Liabilities

The following is a list of regulatory assets/liabilities reflected on CenterPoint Houston’s Consolidated Balance Sheets as of December 31, 2009 and 2010:

	December 31,
	2009	2010
	(in millions)
Securitized regulatory asset	$2,886	$2,597
Unrecognized equity return	(232)	(216)
Unamortized loss on reacquired debt	67	61
Pension and postretirement-related regulatory asset (1)	83	133
Other long-term regulatory assets	81	100
Total regulatory assets (1)	2,885	2,675

Estimated removal costs	308	323
Other long-term regulatory liabilities	74	94
Total regulatory liabilities	382	417

Total regulatory assets and liabilities, net	$2,503	$2,258
       ____________
(1)
CenterPoint Houston’s actuarially determined pension expense for 2009 and 2010 in excess of the 2007 base year amount is being deferred for rate making purposes and is being addressed in its current rate application pursuant to Texas law. CenterPoint Houston deferred as a regulatory asset $32 million and $26 million in pension and other postemployment expenses during the years ended December 31, 2009 and 2010, respectively.  Deferred pension expense of $32 million and $58 million at December 31, 2009 and 2010, respectively, is not earning a return. Other regulatory assets that are not earning a return were not material at December 31, 2009 and 2010.

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

•
reversed the district court’s judgment to the extent it upheld the Texas Utility Commission’s decision to allow CenterPoint Houston to recover EMCs paid to its former affiliate Reliant Energy, Inc.  (Reliant Energy, Inc., formerly known as Reliant Resources, Inc., changed its name in 2009 to “RRI Energy, Inc.” in connection with the sale of its Texas retail electric business, and again in December 2010 to “GenOn Energy, Inc.” in connection with the merger of one of its wholly owned subsidiaries with Mirant Corporation.  For convenience, we refer to this company as “RRI” in the context of discussing transactions relating to our formation, our pending true-up appeal and other historical matters, and as “GenOn” in the present and future context, unless stated otherwise.);

•	ordered that the tax normalization issue described below be remanded to the Texas Utility Commission as requested by the Texas Utility Commission; and

•	affirmed the district court’s judgment in all other respects.

In April 2008, the court of appeals denied all motions for rehearing and reissued substantially the same opinion as it had rendered in December 2007.

In June 2008, CenterPoint Houston petitioned the Texas Supreme Court for review of the court of appeals decision. In its petition, CenterPoint Houston seeks reversal of the parts of the court of appeals decision that (i) denied recovery of EMCs paid to RRI, (ii) denied recovery of the capacity auction true-up amounts allowed by the district court, (iii) affirmed the Texas Utility Commission’s rulings that denied recovery of approximately $378 million related to depreciation and (iv) affirmed the Texas Utility Commission’s refusal to permit CenterPoint Houston to utilize the partial stock valuation methodology for determining the market value of its former generation assets. Two other petitions for review were filed with the Texas Supreme Court by other parties to the appeal. In those petitions, parties contend that (i) the Texas Utility Commission was without authority to fashion the methodology it used for valuing the former generation assets after it had determined that CenterPoint Houston could not use the partial stock valuation method, (ii) in fashioning the method it used for valuing the former generating assets, the Texas Utility Commission deprived parties of their due process rights and an opportunity to be heard, (iii) the net book value of the generating assets should have been adjusted downward due to the impact of a purchase option that had been granted to RRI, (iv) CenterPoint Houston should not have been permitted to recover construction work in progress balances without proving those amounts in the manner required by law and (v) the Texas Utility Commission was without authority to award interest on the capacity auction true-up award.

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

To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Houston recorded a net after-tax extraordinary loss of $947 million. No amounts related to the district court’s judgment or the decision of the court of appeals have been recorded in CenterPoint Houston’s consolidated financial statements. However, if the court of appeals decision is not reversed or modified as a result of further review by the Texas Supreme Court, CenterPoint Houston anticipates that it would be required to record an additional loss to reflect the court of appeals decision. The amount of that loss would depend on several factors, including ultimate resolution of the tax normalization issue described below, but could range from $190 million to $440 million (pre-tax) plus interest subsequent to December 31, 2010.

In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s stranded cost recovery by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with its former electric generation assets. CenterPoint Energy believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Houston’s results of operations, financial condition and cash flows in addition to any potential loss resulting from final resolution of the True-Up Order. Following the adoption by the IRS of the final regulations described above, the Texas Utility Commission requested, and the court of appeals ordered, that this issue be remanded to that commission for further consideration. No party has challenged that order by the court of appeals although the Texas Supreme Court has the authority to consider all aspects of the rulings above, not just those challenged specifically by the appellants. CenterPoint Energy and CenterPoint Houston will continue to pursue a favorable resolution of this issue through the appellate and administrative process. Although the Texas Utility Commission has requested that this issue be remanded to it by the courts and has not previously required a company subject to its jurisdiction to take action that would result in a normalization violation, no prediction can be made as to the ultimate action the Texas Utility Commission may take on this issue on remand.

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

Certain parties appealed the CTC Order to a district court in Travis County. In May 2006, the district court issued a judgment reversing the CTC Order in three respects. First, the court ruled that the Texas Utility Commission had improperly relied on provisions of its rule dealing with the interest rate applicable to CTC amounts. The district court reached that conclusion based on its belief that the Texas Supreme Court had previously invalidated that entire section of the rule. The 11.075% interest rate in question was applicable from the implementation of the CTC Order on September 13, 2005 until August 1, 2006, the effective date of the implementation of a new CTC in compliance with the revised rule discussed above. Second, the district court reversed the Texas Utility Commission’s ruling that allows CenterPoint Houston to recover through Rider RCE the costs (approximately $5 million) for a panel appointed by the Texas Utility Commission in connection with the valuation of electric generation assets. Finally, the district court accepted the contention of one party that the CTC should not be allocated to retail customers that have switched to new on-site generation. The Texas Utility Commission and CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals, and in July 2008, the court of appeals reversed the district court’s judgment in all respects and affirmed the Texas Utility Commission’s order. Two parties appealed the court of appeals decision to the Texas Supreme Court and on October 22, 2010, the Texas Supreme Court issued an opinion affirming the judgment of the court of appeals.  The Texas Supreme Court’s decision did not have an impact on CenterPoint Energy’s or CenterPoint Houston’s financial position, results of operations or cash flows.

During the 2007 legislative session, the Texas legislature amended statutes prescribing the types of true-up balances that can be securitized by utilities and authorized the issuance of transition bonds to recover the balance of the CTC. In June 2007, CenterPoint Houston filed a request with the Texas Utility Commission for a financing order that would allow the securitization of the remaining balance of the CTC, adjusted to refund certain unspent environmental retrofit costs and to recover the amount of the final fuel reconciliation settlement. CenterPoint Houston reached substantial agreement with other parties to this proceeding, and a financing order was approved by the Texas Utility Commission in September 2007. In February 2008, pursuant to the financing order, a new special purpose subsidiary of CenterPoint Houston issued approximately $488 million of transition bonds in two tranches with interest rates of 4.192% and 5.234% and final maturity dates of February 2020 and February 2023, respectively. Contemporaneously with the issuance of those bonds, the CTC was terminated and a transition charge was implemented. During the year ended December 31, 2008, CenterPoint Houston recognized approximately $5 million in operating income from the CTC.

As of December 31, 2010, CenterPoint Houston has not recognized an allowed equity return of $178 million on its true-up balance because such return will be recognized as it is recovered in rates. During the years ended December 31, 2008, 2009 and 2010, CenterPoint Houston recognized approximately $13 million, $13 million and $15 million, respectively, of the allowed equity return.

(c) Hurricane Ike

CenterPoint Houston’s electric delivery system suffered substantial damage as a result of Hurricane Ike, which struck the upper Texas coast in September 2008. CenterPoint Houston deferred the system restoration costs as management believed it was probable that such costs would be recovered through the regulatory process. As a result, system restoration costs did not affect CenterPoint Houston’s reported operating income for 2008 or 2009.

CenterPoint Houston filed with the Texas Utility Commission an application for review and approval for recovery of approximately $678 million, including approximately $608 million in system restoration costs identified as of the end of February 2009, plus $2 million in regulatory expenses, $13 million in certain debt issuance costs and $55 million in incurred and projected carrying costs calculated through August 2009. In July 2009, CenterPoint Houston reached a settlement agreement with the parties to the proceeding.  Under that settlement agreement, CenterPoint Houston was entitled to recover a total of $663 million in costs relating to Hurricane Ike, along with carrying costs from September 1, 2009 until system restoration bonds were issued. The Texas Utility Commission issued an order in August 2009 approving the settlement agreement and authorizing recovery of $663 million, of which $643 million was attributable to distribution service and eligible for securitization and the remaining $20 million was attributable to transmission service and eligible for recovery through the existing mechanisms established to recover transmission costs.

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

In accordance with the financing order, CenterPoint Houston also placed a separate customer credit in effect when the storm restoration bonds were issued.  That credit (ADFIT Credit) is applied to customers’ bills while the bonds are outstanding to reflect the benefit of accumulated deferred federal income taxes (ADFIT) associated with the storm restoration costs (including a carrying charge of 11.075%). The beginning balance of the ADFIT related to storm restoration costs was approximately $207 million and will decline over the life of the system restoration bonds as taxes are paid on the system restoration tariffs. The ADFIT Credit reduced operating income in 2010 by approximately $23 million.

In accordance with the orders discussed above, as of December 31, 2010, CenterPoint Houston has recorded $604 million associated with distribution-related storm restoration costs as a securitized regulatory asset. During the year ended December 31, 2009, CenterPoint Houston recognized a return of borrowing costs of $23 million that is included in other income in CenterPoint Energy’s Statements of Consolidated Income.

As of December 31, 2010, CenterPoint Houston has not recognized an allowed equity return of $38 million on CenterPoint Houston’s allowed system restoration costs because such return will be recognized as it is recovered in rates. During the years ended December 31, 2009 and 2010, CenterPoint Houston recognized less than $1 million and $1 million, respectively, of the allowed equity return.

(d) Rate Proceedings

Texas - June 2010 Rate Proceeding. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area, including cost data and other information supporting an annual increase of $106 million for delivery charges to the REPs that sell electricity to end-use customers in CenterPoint Houston’s service territory that was offset by a reduction of other utility revenues, resulting in a $92 million requested annual revenue increase. The rate filing package also supported an annual increase of $18 million for wholesale transmission customers.

In the filing, CenterPoint Houston also requested reconciliation of its AMS costs incurred as of March 31, 2010, and revision of the estimated costs to complete the AMS project in order to reflect $150 million in funds from the

$200 million DOE stimulus grant awarded to CenterPoint Houston and updated cost information. The reconciliation plan also requested that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

In its rate filing, CenterPoint Houston sought a return on equity of 11.25% and proposed that rates be based on a capital structure of 50% equity and 50% long-term debt.

Hearings concerning the rate filing concluded in October 2010, and a Proposal for Decision was issued by the presiding Administrative Law Judges.  On February 3, 2011, the Texas Utility Commission voted on the various contested issues presented by the rate filing.  The Texas Utility Commission has not yet issued a formal order implementing its decisions, and the order, once issued, will be subject to revision based on motions for rehearing by the parties to the proceeding and could be appealed to the Texas courts.

Based on the public deliberations and votes by the Commissioners, CenterPoint Houston anticipates that the order of the Texas Utility Commission will provide for a base rate increase of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order is expected to provide a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order is expected to be based on an authorized return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also will implement CenterPoint Houston’s request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

Based on its understanding of the Texas Utility Commission’s votes, CenterPoint Houston anticipates that annual operating income will be reduced by approximately $30 million from 2010 levels as a result of the Texas Utility Commission’s decision. CenterPoint Houston expects that revised rates based on the Texas Utility Commission’s decision will be implemented during the second quarter of 2011.

Texas - Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus of approximately $8 million, plus carrying costs, but disallowed a recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  CenterPoint Houston began collecting the approved amounts in July 2010.  CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas.  In October 2010, the district court upheld the Texas Utility Commission’s decision.  In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas 3rd Court of Appeals at Austin, Texas, where the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of certain estimated 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and recovery of revenue losses related to the implementation of the 2009 energy efficiency program totaling approximately $14.4 million. The application sought to begin recovery of these costs through a surcharge beginning in January 2011.  In November 2010, the Texas Utility Commission issued its order approving recovery of the 2011 energy efficiency program costs and a partial performance bonus of approximately $11 million, but disallowed recovery of a performance bonus of $2 million on the 2009 energy efficiency costs expended pursuant to the terms of the settlement agreement referenced above. The Texas Utility Commission further concluded that it does not have statutory authority to permit recovery of the approximately $1.4 million in lost revenue associated with 2009 energy efficiency programs. CenterPoint Houston began collecting the approved amounts in January 2011, but has appealed the denial of the full 2009 performance bonus and lost revenue to the 201st district court in Travis County, Texas, where the case remains pending.

Rulemaking Proceedings. In January 2010, the Texas Utility Commission published proposed amendments to its energy efficiency rule.  During the statutory comment period, CenterPoint Houston urged the adoption of a lost revenue recovery mechanism as part of the rule amendments to keep whole the utilities participating in the required energy efficiency programs.  In July 2010, the Texas Utility Commission adopted amendments to its energy efficiency program rules, but concluded it did not have the statutory authority to permit recovery of lost revenue associated with energy efficiency programs.  CenterPoint Houston has appealed the rule to the Texas 3rd Court of Appeals at Austin, Texas on the basis it is invalid as amended because it does not permit lost revenue recovery.

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

(5)       Employee Benefit Plans

(a) Pension Plans

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

CenterPoint Energy’s funding policy is to review amounts annually in accordance with applicable regulations in order to achieve adequate funding of projected benefit obligations. Pension expense is allocated to CenterPoint Houston based on covered employees. This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CenterPoint Houston recognized pension income of $4 million, pension expense of $43 million and $31 million for the years ended December 31, 2008, 2009 and 2010, respectively.  CenterPoint Houston deferred as a regulatory asset $32 million and $26 million in pension and other postemployment expenses during the years ended December 31, 2009 and 2010, respectively.

In addition to the pension plan, CenterPoint Houston participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million for each of the years ended December 31, 2008, 2009 and 2010.

(b) Savings Plan

CenterPoint Houston participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an Employee Stock Ownership Plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50%, which increased from 16% in prior years, of compensation. CenterPoint Houston matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CenterPoint Houston the savings plan benefit expense related to CenterPoint Houston’s employees.  Savings plan benefit expense was $14 million, $11 million and $12 million for the years ended December 31, 2008, 2009 and 2010, respectively.

(c) Postretirement Benefits

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

CenterPoint Houston is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2008	2009	2010
	(in millions)
Service cost— benefits earned during the period	$1	$—	$—
Interest cost on accumulated benefit obligation	17	18	16
Expected return on plan assets	(11)	(8)	(9)
Amortization of transition obligation	6	6	6
Net postretirement benefit cost	$13	$16	$13

CenterPoint Houston used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2008	2009	2010
Discount rate	6.40%	6.90%	5.70%
Expected return on plan assets	8.00%	7.50%	7.50%

In determining net periodic benefits cost, CenterPoint Houston uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CenterPoint Houston’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2009 and 2010.  The measurement dates for plan assets and obligations were December 31, 2009 and 2010.

	Year Ended December 31,
	2009	2010
	(in millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$272	$288
Interest cost	18	16
Benefits paid	(18)	(24)
Participant contributions	1	2
Medicare drug reimbursement	—	1
Actuarial loss	15	23
Accumulated benefit obligation, end of year	$288	$306
Change in Plan Assets
Plan assets, beginning of year	$115	$124
Benefits paid	(18)	(24)
Employer contributions	9	9
Participant contributions	1	2
Actual investment return	17	11
Plan assets, end of year	$124	$122
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(164)	$(184)
Net liability, end of year	$(164)	$(184)
Actuarial Assumptions
Discount rate	5.70%	5.20%
Expected long-term return on assets	7.50%	7.50%
Healthcare cost trend rate assumed for the next year	7.50%	8.50%
Prescription drug cost trend rate assumed for the next year	8.00%	8.50%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2014	2017
Year that the prescription drug rate reaches the ultimate trend rate	2015	2017

The discount rate assumption was determined by matching the accrued cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to thirty years.

The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation of CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation.

For measurement purposes, healthcare and prescription drug costs are assumed to increase 8.50% during 2011, after which this rate decreases until reaching the ultimate rate of 5.50% in 2017, except for the 2013 rate which is expected to increase to 9.00% in anticipation of the healthcare exchanges being introduced to the market in 2014.

CenterPoint Houston does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2009 and 2010.  Unrecognized costs were recorded as a regulatory asset because CenterPoint Houston historically and currently recovers postretirement expenses in rates.

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CenterPoint Houston’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on the postretirement benefit obligation	$13	$(12)
Effect on total of service and interest cost	1	(1)

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

As part of the investment strategy discussed above, CenterPoint Houston adopted and maintained the following asset allocation ranges for its postretirement benefit plans:

Domestic equity securities	13-23%
International equity securities	3-13%
Debt securities	68-78%
Cash	0-2%

The following tables present by level, within the fair value hierarchy, the CenterPoint Houston’s postretirement plan assets as of December 31, 2009 and 2010, by asset category as follows:

	Fair Value Measurements at December 31, 2009 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$124	$124	$—	$—
Total	$124	$124	$—	$—

(1)	60% of the amount invested in mutual funds is in fixed income securities; 30% is in U.S. equities and 10% is in international equities.

	Fair Value Measurements at December 31, 2010 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$122	$122	$—	$—
Total	$122	$122	$—	$—

(1)	74% of the amount invested in mutual funds is in fixed income securities; 18% is in U.S. equities and 8% is in international equities.

CenterPoint Houston expects to contribute $8 million to its postretirement benefits plan in 2011. The following benefit payments are expected to be paid by the postretirement benefit plan (in millions):

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
2011	20	(2)
2012	20	(2)
2013	23	(3)
2014	24	(3)
2015	25	(3)
2016-2020	137	(19)

(d) Postemployment Benefits

CenterPoint Houston participates in CenterPoint Energy’s plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). CenterPoint Houston recorded postemployment income of $1 million, expense of $-0- and $-0- for the years ended December 31, 2008, 2009 and 2010, respectively. Amounts relating to postemployment obligations included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2010 were $13 million and $13 million, respectively.

(e) Other Non-Qualified Plans

CenterPoint Houston participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Houston. CenterPoint Houston recorded benefit expense relating to these programs of $1 million in each of the years ended December 31, 2008, 2009 and 2010. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2010 were $14 million and $14 million, respectively.

(f) Other Employee Matters

As of December 31, 2010, CenterPoint Houston had 2,813 full-time employees, of which approximately 45% are subject to collective bargaining agreements.

(6)       Fair Value Measurements

Assets and liabilities are recorded at fair value in the Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined in this guidance and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2009 and 2010, CenterPoint Houston held Level 1 investments of $31 million and $36 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at both December 31, 2009 and 2010.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at both December 31, 2009 and 2010.

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

	December 31, 2009		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$5,288	$5,591	$5,048	$5,499

(7)       Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $289 million and $899 million at December 31, 2009 and 2010, which are included in accounts and notes receivable-affiliated companies in the Consolidated Balance Sheets.  At December 31, 2010, CenterPoint Houston’s money pool investment bore interest of 0.17%.

At December 31, 2009 and 2010, CenterPoint Houston had a $750 million note receivable from its parent, which bears interest at the prime rate, 3.25% at December 31, 2010.

For the years ended December 31, 2008, 2009 and 2010, CenterPoint Houston had net interest income related to affiliate borrowings of $31 million, $19 million and $19 million, respectively.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $116 million, $126 million and $132 million in 2008, 2009 and 2010, respectively, and are included primarily in operation and maintenance expenses.

In 2008, 2009 and 2010, CenterPoint Houston paid a dividend of $640 million, $-0- and $-0-, respectively.

(b) Major Customers

During 2008, 2009 and 2010, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that were formerly subsidiaries of RRI and are currently subsidiaries of NRG Energy, Inc. totaled $635 million, $634 million and $583 million, respectively.  During 2008, 2009 and 2010, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are subsidiaries of TXU Energy Retail Company LLC totaled $151 million, $182 million and $185 million, respectively.

(8)       Short-term Borrowings and Long-term Debt

	December 31, 2009		December 31, 2010
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Long-term debt:
First mortgage bonds 9.15% due 2021(2)	$102	$—	$102	$—
General mortgage bonds 5.60% to 7.00% due 2013 to 2033(2)	1,762	—	1,762	—
Pollution control bonds 3.625% to 5.60% due 2012 to 2027(3)	229	—	229	—
System restoration bonds 1.833% to 4.243% due 2010 to 2022	645	20	601	43
Transition bonds 4.192% to 5.63% due 2010 to 2020	2,160	221	1,921	240
Other	(1)	—	(1)	—
Total long-term debt	$4,897	$241	$4,614	$283
      ____________
(1)	Includes amounts due or scheduled to be paid within one year of the date noted.

(2)
Excludes $151 million of first mortgage bonds and $527 million of general mortgage bonds that CenterPoint Houston had issued as collateral for long-term debt of CenterPoint Energy, and general mortgage bonds that CenterPoint Houston had issued as collateral for its debt aggregating $229 million at both December 31, 2009 and 2010. Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3)	These series of debt are secured by CenterPoint Houston’s general mortgage bonds.

Long-term Debt

Revolving Credit Facility. CenterPoint Houston’s $289 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its capitalization. Under the credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

As of December 31, 2009 and 2010, CenterPoint Houston had no borrowings under this credit facility. In addition, as of both December 31, 2009 and 2010, CenterPoint Houston had approximately $4 million of outstanding letters of credit under this credit facility. CenterPoint Houston was in compliance with all debt covenants as of December 31, 2010.

Maturities.  CenterPoint Houston’s maturities of long-term debt and scheduled payments on transition and system restoration bonds are $283 million in 2011, $353 million in 2012, $780 million in 2013, $1.0 billion in 2014 and $249 million in 2015.

Liens.  As of December 31, 2010, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2008, 2009 and 2010 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2011 is approximately $180 million, and the sinking fund requirement to be satisfied in 2011 is approximately $3 million. CenterPoint Houston expects to meet these 2011 obligations by certification of property additions. As of December 31, 2010, CenterPoint Houston’s assets were also subject to liens securing approximately $2.5 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)       Income Taxes

The components of CenterPoint Houston’s income tax expense were as follows:

	Year Ended December 31,
	2008	2009	2010
	(in millions)
Current income tax expense (benefit):
Federal	$(236)	$70	$105
State	10	16	17
Total current expense (benefit)	(226)	86	122
Deferred income tax expense (benefit):
Federal	345	17	(5)
State	2	(1)	(1)
Total deferred expense (benefit)	347	16	(6)
Total income tax expense	$121	$102	$116

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2008	2009	2010
	(in millions)
Income before income taxes	$343	$310	$316
Federal statutory income tax rate	35%	35%	35%
Expected federal income tax expense	120	108	111
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	8	10	10
Amortization of investment tax credit	(7)	(7)	(7)
Increase (decrease) in settled and uncertain tax positions	7	(2)	9
Other, net	(7)	(7)	(7)
Total	1	(6)	5
Total income tax expense	$121	$102	$116
Effective tax rate	35.4%	32.9%	36.7%

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

Due to CenterPoint Energy’s settlement with the IRS for tax years 2004 and 2005, CenterPoint Houston recorded an income tax benefit of approximately $9 million in 2009 related to a reduction in the liability for uncertain tax positions of approximately $39 million.

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2009	2010
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1	$1
Other	—	2
Total current deferred tax assets	1	3
Non-current:
Employee benefits	85	91
Other	20	5
Total non-current deferred tax assets	105	96
Total deferred tax assets	106	99

Deferred tax liabilities:
Non-current:
Depreciation	712	668
Regulatory assets, net	862	856
Total deferred tax liabilities	1,574	1,524
Accumulated deferred income taxes, net	$1,468	$1,425

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Houston’s unrecognized tax benefits:

	December 31,
	2008	2009	2010
	(in millions)
Balance, beginning of year	$92	$123	$175
Tax Positions related to prior years:
Additions	16	38	10
Reductions	(1)	(24)	(3)

Tax Positions related to current year:
Additions	16	53	50
Settlements	—	(15)	—
Balance, end of year	$123	$175	$232

The net increase in the total amount of unrecognized tax benefits during 2010 is primarily related to the tax normalization issue described in Note 4(b) to our consolidated financial statements. This uncertain income tax position is a temporary difference and, therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate. It is reasonably possible that the total amount of unrecognized tax benefits could decrease by an amount between $31 million and $220 million over the next 12 months primarily as a result of the tax normalization issue, a temporary difference, and the anticipated resolution of CenterPoint Energy’s administrative appeal associated with an IRS examination described below.

CenterPoint Houston has approximately $11 million, $9 million and $14 million of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate for 2008, 2009 and 2010, respectively. CenterPoint Houston recognizes interest and penalties as a component of income tax expense. CenterPoint Houston recognized approximately $7 million of income tax expense, $5 million of income tax benefit and $8 million of income tax expense related to interest on uncertain income tax positions during 2008, 2009 and 2010, respectively. CenterPoint

Houston had approximately $9 million and $17 million of interest on uncertain income tax positions accrued at December 31, 2009 and 2010, respectively.

Tax Audits and Settlements.  CenterPoint Energy’s consolidated federal income tax returns have been audited and settled through the 2005 tax year. As further described in the following paragraph, CenterPoint Energy has an administrative appeal pending before the IRS’s Appeals Division related to tax years 2006 and 2007. In January 2011, the IRS commenced its examination of CenterPoint Energy’s 2008 and 2009 consolidated federal income tax returns.

In July 2010, the IRS issued a report outlining proposed adjustments with respect to its examination of CenterPoint Energy’s 2006 and 2007 federal income tax returns. The most significant adjustment proposed by the IRS relates to the disallowance of CenterPoint Houston’s casualty loss deduction totaling $603 million associated with the damage caused by Hurricane Ike. Pursuant to an election made by CenterPoint Houston, the casualty loss deduction was taken in the taxable year preceding the taxable year in which the hurricane occurred. CenterPoint Energy has filed an administrative appeal with the IRS’s Appeals Division and intends to vigorously defend its reporting of the casualty loss. CenterPoint Houston has considered the effects of the proposed disallowance of the casualty loss deduction by the IRS in its accrual for uncertain income tax positions as of December 31, 2010. Additionally, the casualty loss deduction is a temporary difference and, therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

(10)           Commitments and Contingencies

(a) Lease Commitments

CenterPoint Houston currently has no obligations under non-cancelable long-term operating leases for the years 2011 to 2015. Total lease expense for all operating leases was approximately $5 million for the year ended December 31, 2008 and less than $1 million for both the years ended December 31, 2009 and 2010.

(b) Legal and Environmental Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to NRG Retail, a subsidiary of NRG Energy, Inc. and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI Energy, Inc., and RRI Energy, Inc. changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

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

(11)           Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$412	$521	$608	$473
Operating income	70	162	218	96
Net income	2	67	118	21

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$488	$562	$655	$506
Operating income	113	158	212	90
Net income	30	60	92	18

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Item 9B. Other Information

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 2.62, 2.61, 2.32, 2.05 and 2.07 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively.

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

Item 14. Principal Accounting Fees and Services

Aggregate fees billed to CenterPoint Houston during the fiscal years ending December 31, 2009 and 2010 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2009	2010
Audit fees (1)	$660,840	$502,243
Audit-related fees (2)	256,000	283,000
Total audit and audit-related fees	916,840	785,243
Tax fees	—	—
All other fees	—	—
Total fees	$916,840	$785,243
      ____________
(1)
For 2010 and 2009, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2010 and 2009, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

CenterPoint Houston is not required to have, and does not have, an audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 65.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the “Company”, an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated March 10, 2011; such report is included elsewhere in this Form 10-K.  Our audits also included the consolidated financial statement schedule of the Company listed in the index at Item 15(a)(2).  This consolidated financial statement schedule is the responsibility of the Company’s management.  Our responsibility is to express an opinion based on our audits.  In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 10, 2011

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2010
(in millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance At Beginning of Period	Additions Charged to Income	Deductions From Reserves(1)	Balance At End Of Period
Year Ended December 31, 2010:
Accumulated provisions:
Uncollectible accounts receivable	$—	$—	$—	$—
Year Ended December 31, 2009:
Accumulated provisions:
Uncollectible accounts receivable	$2	$1	$3	$—
Year Ended December 31, 2008:
Accumulated provisions:
Uncollectible accounts receivable	$1	$2	$1	$2
      __________
(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 10th day of March, 2011.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ DAVID M. MCCLANAHAN
David M. McClanahan
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2011.

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
For Fiscal Year Ended December 31, 2010

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

		HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(a)(2)	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(a)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(a)(3)	Fifty-First Supplemental Indenture to Exhibit 4(a)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(a)(4)	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(a)(5)	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(a)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(a)(6)	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(a)(7)	Sixtieth Supplemental Indenture to Exhibit 4(a)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(a)(8)	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(a)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(a)(9)	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(b)(1)	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(1)
4(b)(2)	Second Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(3)
4(b)(3)	Third Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(4)
4(b)(4)	Fourth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(5)
4(b)(5)	Fifth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(6)
4(b)(6)	Sixth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(7)
4(b)(7)	Seventh Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(8)
4(b)(8)	Eighth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(9)
4(b)(9)	Officer’s Certificates dated October 10, 2002, setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2003	1-31447	4(c)(10)
4(b)(10)	Ninth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 12, 2002	CNP’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(b)(11)	Officer’s Certificate dated November 12, 2002 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(b)(12)	Tenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 18, 2003	Form 8-K dated March 13, 2003	1-3187	4.1
4(b)(13)	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	Form 8-K dated March 13, 2003	1-3187	4.2
4(b)(14)	Eleventh Supplemental Indenture to Exhibit 4(b)(1), dated as of May 23, 2003	Form 8-K dated May 16, 2003	1-3187	4.1

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(15)	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	Form 8-K dated May 16, 2003	1-3187	4.2
4(b)(16)	Twelfth Supplemental Indenture to Exhibit 4(b)(1), dated as of September 9, 2003	Form 8-K dated September 9, 2003	1-3187	4.2
4(b)(17)	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	Form 8-K dated September 9, 2003	1-3187	4.3
4(b)(18)	Thirteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 6, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(b)(19)	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(b)(20)	Fourteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 11, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(b)(21)	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)
4(b)(22)	Fifteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(b)(23)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(b)(24)	Sixteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(b)(25)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(b)(26)	Seventeenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(b)(27)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(b)(28)	Nineteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 26, 2008	CNP’s Form 8-K dated November 25, 2008	1-31447	4.2

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(29)	Officer’s Certificate date November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CNP’s Form 8-K dated November 25, 2008	1-31447	4.3
4(b)(30)	Twentieth Supplemental Indenture to Exhibit 4(b)(1), dated as of December 9, 2008	Form 8-K dated January 6, 2009	1-3187	4.2
4(b)(31)	Twenty-First Supplemental Indenture to Exhibit 4(b)(1), dated as of January 9, 2009	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(b)(32)	Officer’s Certificate date January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(c)(1)	$300,000,000 Second Amended and Restated Credit Agreement dated as of June 29, 2007 among CenterPoint Houston, as Borrower, and the banks named therein	CNP’s Form 10-Q for the quarter ended June 30, 2007	1-31447	4.4
4(c)(2)	First Amendment to Exhibit 4(c)(1), dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CNP’s Form 8-K dated November 18, 2008	1-31447	4.2

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