Form 10-Q
period 2011-03-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2011-05-11
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011
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

As of April 15, 2011, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2011

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
the resolution of the true-up proceedings, including the outcome of requests to the Texas Supreme Court for rehearing, future actions by the Public Utility Commission of Texas (Texas Utility Commission) in response to the decisions by the Texas Supreme Court and the Texas Third Court of Appeals, and any further appeals thereof;

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

•	actions by credit rating agencies;

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

ii

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations;

•
the ability of retail electric providers (REPs), including REP subsidiaries of NRG Retail LLC and REP subsidiaries of TXU Energy Retail Company LLC, which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

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

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010, which is incorporated herein by reference, and in Item 1A of Part II of this Quarterly Report on Form 10-Q, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2011

Revenues	$488	$489

Expenses:
Operation and maintenance	191	210
Depreciation and amortization	132	125
Taxes other than income taxes	52	53
Total	375	388
Operating Income	113	101

Other Income (Expense):
Interest and other finance charges	(37)	(37)
Interest on transition and system restoration bonds	(36)	(33)
Other, net	7	8
Total	(66)	(62)

Income Before Income Taxes	47	39
Income tax expense	17	15
Net Income	$30	$24

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2010	March 31, 2011
Current Assets:
Cash and cash equivalents ($198 and $82 related to VIEs at December 31, 2010 and March 31, 2011, respectively)	$198	$82
Accounts and notes receivable, net ($49 and $46 related to VIEs at December 31, 2010 and March 31, 2011, respectively)	203	214
Accounts and notes receivable – affiliated companies	919	870
Accrued unbilled revenues	70	55
Inventory	71	70
Taxes receivable	63	34
Deferred tax asset	3	3
Other ($39 related to VIEs at both December 31, 2010 and March 31, 2011)	62	48
Total current assets	1,589	1,376

Property, Plant and Equipment:
Property, plant and equipment	7,586	7,666
Less accumulated depreciation and amortization	2,805	2,849
Property, plant and equipment, net	4,781	4,817

Other Assets:
Regulatory assets ($2,597 and $2,542 related to VIEs at December 31, 2010 and March 31, 2011, respectively)	2,675	2,627
Notes receivable — affiliated companies	750	750
Other	37	41
Total other assets	3,462	3,418

Total Assets	$9,832	$9,611

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2010	March 31, 2011
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$283	$294
Accounts payable	76	60
Accounts and notes payable — affiliated companies	36	26
Taxes accrued	92	45
Interest accrued	101	42
Other	74	71
Total current liabilities	662	538

Other Liabilities:
Accumulated deferred income taxes, net	1,428	1,409
Benefit obligations	215	211
Regulatory liabilities	417	424
Notes payable — affiliated companies	151	151
Other	297	343
Total other liabilities	2,508	2,538

Long-term Debt:
VIE transition and system restoration bonds	2,522	2,371
Other	2,092	2,092
Total long-term debt	4,614	4,463

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,230
Retained earnings	818	842
Total member’s equity	2,048	2,072

Total Liabilities and Member’s Equity	$9,832	$9,611

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Three Months Ended March 31,
	2010	2011
Cash Flows from Operating Activities:
Net income	$30	$24
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	132	125
Amortization of deferred financing costs	3	3
Deferred income taxes	(19)	26
Changes in other assets and liabilities:
Accounts and notes receivable, net	(10)	2
Accounts receivable/payable, affiliates	(15)	(14)
Inventory	1	1
Accounts payable	(5)	(9)
Taxes receivable	54	29
Interest and taxes accrued	(71)	(106)
Net regulatory assets and liabilities	2	6
Other current assets	15	14
Other current liabilities	—	(3)
Other assets	3	(1)
Other liabilities	(2)	(13)
Other, net	(1)	1
Net cash provided by operating activities	117	85

Cash Flows from Investing Activities:
Capital expenditures	(93)	(143)
Decrease (increase) in notes receivable from affiliates, net	(314)	53
Decrease in restricted cash of transition and system restoration bond companies	1	—
Cash received from U.S. Department of Energy grant	—	32
Other, net	(34)	(2)
Net cash used in investing activities	(440)	(60)

Cash Flows from Financing Activities:
Payments of long-term debt	(106)	(141)
Net cash used in financing activities	(106)	(141)

Net Decrease in Cash and Cash Equivalents	(429)	(116)
Cash and Cash Equivalents at Beginning of Period	739	198
Cash and Cash Equivalents at End of Period	$310	$82

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$125	$130
Income tax refunds, net	(49)	(44)
Non-cash transactions:
Accounts payable related to capital expenditures	30	30

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

General. Included in this Quarterly Report on Form 10-Q (Form 10-Q) of CenterPoint Energy Houston Electric, LLC are the condensed consolidated interim financial statements and notes (Interim Condensed Financial Statements) of CenterPoint Energy Houston Electric, LLC and its subsidiaries (collectively, CenterPoint Houston). The Interim Condensed Financial Statements are unaudited, omit certain financial statement disclosures and should be read with the Annual Report on Form 10-K of CenterPoint Houston for the year ended December 31, 2010.

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At March 31, 2011, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition and system restoration property, issuing transition and system restoration bonds and performing activities incidental thereto.  For further discussion of the transition and system restoration bond companies, see Note 4.

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

In January 2010, the Financial Accounting Standards Board issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation, inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. CenterPoint Houston's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 5 for the required disclosures.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan.  CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended March 31,
	2010	2011
	(in millions)
Interest cost	$4	$4
Expected return on plan assets	(2)	(2)
Amortization of transition obligation	1	1
Net periodic cost	$3	$3

CenterPoint Houston expects to contribute approximately $8 million to its postretirement benefit plan in 2011, of which $2 million had been contributed as of March 31, 2011.

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

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission and remanded the matter to the Texas Utility Commission for further proceedings. The impact of the Texas Supreme Court’s decision regarding the matters on appeal is summarized as follows:

•
The method used by the Texas Utility Commission to calculate the market value of CenterPoint Houston’s former generating assets was overturned. In its decision, the Texas Utility Commission had rejected the partial stock valuation method CenterPoint Houston utilized to establish the market value of the generating assets, and the Texas Utility Commission had fashioned its own valuation. The Texas Supreme Court ruled that the Texas Utility Commission had no authority to craft an alternative valuation methodology but instead should have valued the generating assets at the value established when CenterPoint Energy later sold its Texas Genco subsidiary. This portion of the decision requires that the valuation question be remanded to the Texas Utility Commission for a determination. CenterPoint Houston currently estimates that application of the sale of assets methodology would reduce stranded costs by approximately $252 million, less selling costs, with the amount ultimately determined (plus interest) subtracted from the amounts eligible for recovery in the remand proceeding. This portion of the decision is unfavorable to CenterPoint Houston.

•
The Texas Utility Commission’s order denying recovery of approximately $440 million in capacity auction true-up amounts was reversed. This portion of the decision is favorable to CenterPoint Houston. These sums plus interest are eligible for recovery in the remand proceeding.

•
The Texas Utility Commission’s refusal to include approximately $378 million related to depreciation in the calculation of stranded costs was reversed. This portion of the decision is favorable to CenterPoint Houston. These sums plus interest are eligible for recovery in the remand proceeding.

•
The Texas Utility Commission’s order allowing recovery of excess mitigation credits (EMCs) that CenterPoint Houston had been ordered to pay its former affiliate was upheld. This portion of the decision is favorable to CenterPoint Houston. These sums have already been recovered and will not be addressed in the remand proceeding.

•
The Texas Utility Commission decisions allowing recovery of construction work in progress balances and interest on the capacity auction true-up amounts were upheld. These decisions are favorable to CenterPoint Houston. These sums have already been recovered and will not be addressed in the remand proceeding.

The Texas Supreme Court did not address the court of appeals’ decision allowing CenterPoint Houston to recover approximately $210 million representing the interest component of the EMCs. This decision, which was favorable to CenterPoint Houston, was not appealed to the Texas Supreme Court. These sums plus interest are eligible for recovery in the remand proceeding.

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax benefits.  In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with its former electric generation assets. CenterPoint Houston believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT. The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  CenterPoint Houston plans to seek to recover $146 million plus interest related to this issue in the remand proceedings.

If the Texas Utility Commission’s order relating to the ADITC reduction is not reversed or otherwise modified on remand so as to eliminate the normalization violation, the IRS could require CenterPoint Energy to pay an amount equal to CenterPoint Houston’s unamortized ADITC balance as of the date that the normalization violation is deemed to have occurred. In addition, the IRS could deny CenterPoint Houston the ability to elect accelerated tax depreciation benefits beginning in the taxable year that the normalization violation is deemed to have occurred. Such treatment, if required by the IRS, could have a material adverse impact on CenterPoint Houston’s results of operations, financial condition and cash flows.

A number of parties have asked the Texas Supreme Court to reconsider its decision.  The court has 180 days from the filing of a motion for rehearing to rule on that request.  The remand to the Texas Utility Commission for further proceedings will not occur until after the court has acted on the motions for rehearing.  There is no statutory deadline by which the Texas Utility Commission must act once the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unsecuritized true-up balance will continue to accrue until such time as the unrecovered true-up balance is securitized or is otherwise reflected in rates.

The Texas electric restructuring law allowed the amounts awarded to CenterPoint Houston in the Texas Utility Commission’s True-Up Order to be recovered either through securitization or through implementation of a competition transition charge (CTC) or both. Pursuant to a financing order issued by the Texas Utility Commission in March 2005, in December 2005, a new special purpose subsidiary of CenterPoint Houston issued $1.85 billion in transition bonds with interest rates ranging from 4.84% to 5.30% and final maturity dates ranging from February 2011 to August 2020. Through issuance of the transition bonds, CenterPoint Houston recovered approximately $1.7 billion of the true-up balance determined in the True-Up Order plus interest through the date on which the bonds were issued.

In July 2005, CenterPoint Houston received an order from the Texas Utility Commission allowing it to implement a CTC designed to collect the remaining $596 million from the True-Up Order over 14 years plus interest at an annual rate of 11.075% (CTC Order). The CTC Order authorized CenterPoint Houston to impose a charge on retail electric providers (REPs) to recover the portion of the true-up balance not recovered through a financing order. The CTC Order also allowed CenterPoint Houston to collect approximately $24 million of rate case expenses over three years without a return through a separate tariff rider (Rider RCE). CenterPoint Houston implemented the CTC and Rider RCE effective September 13, 2005 and began recovering approximately $620 million. The return on the CTC portion of the true-up balance was included in CenterPoint Houston’s tariff-based revenues beginning September 13, 2005. Effective August 1, 2006, the interest rate on the unrecovered true-up balance was reduced from 11.075% to 8.06% pursuant to a revised rule adopted by the Texas Utility Commission in June 2006. Recovery of rate case expenses under Rider RCE was completed in September 2008.

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

As of March 31, 2011, CenterPoint Houston has not recognized an allowed equity return of $175 million on its true-up balance because such return will be recognized as it is recovered in rates. During both the three months ended March 31, 2010 and 2011, CenterPoint Houston recognized approximately $3 million of the allowed equity return.

If the Texas Supreme Court’s decision is not modified as a result of the motions for rehearing and becomes final, CenterPoint Houston expects to seek recovery of approximately $1.85 billion, which includes interest through September 30, 2011. Interest on the true up balance would continue to accrue at approximately 8% if securitization bonds are not issued on or before September 30, 2011.  CenterPoint Houston expects to record the effects of the Texas Supreme Court’s decision once a final resolution of these matters is reached.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amounts authorized will depend upon the outcome of requests to the Texas Supreme Court for rehearing, future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  CenterPoint Houston intends to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of CenterPoint Houston to securitize the recoverable amounts and certain qualified costs.

(b) Rate Proceedings

June 2010 Rate Proceeding. As required under a final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area.  The filing included cost data and other information supporting an annual increase of $106 million for delivery charges to the REPs that sell electricity to end-use customers in CenterPoint Houston’s service territory partially offset by a reduction of other utility revenues, resulting in a $92 million requested annual revenue increase. The rate filing package also supported an annual increase of $18 million for wholesale transmission customers.

In the filing, CenterPoint Houston also requested reconciliation of its Advanced Metering System (AMS) costs incurred as of March 31, 2010, and revision of the estimated costs to complete the AMS project in order to reflect $150 million in funds from the $200 million Department of Energy (DOE) stimulus grant awarded to CenterPoint Houston and updated cost information. The reconciliation plan also requested that the duration of the residential AMS surcharge be shortened by six years from the original 12-year plan.

CenterPoint Houston’s filing sought a return on equity of 11.25% and proposed that rates be based on a capital structure of 50% equity and 50% long-term debt.

Hearings concerning the rate filing concluded in October 2010, and a Proposal for Decision was issued by the presiding Administrative Law Judges.  On February 3, 2011 the Texas Utility Commission voted on the various contested issues presented by the rate filing, and on April 29, 2011, the Texas Utility Commission voted to approve a draft final order conforming to its prior deliberations, subject to certain administrative revisions. CenterPoint Houston expects that order to be issued in the next several weeks but that revised rates based on that order would not be implemented before the third quarter.  The final order will be subject to revision based on motions for rehearing filed by the parties to the proceeding and could be appealed to the Texas courts.

The order of the Texas Utility Commission will provide for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order will adopt a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order will be based on an authorized return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also will implement CenterPoint Houston’s request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

Based on CenterPoint Houston’s understanding of the Texas Utility Commission’s draft order, CenterPoint Houston anticipates that normalized annual operating income will be reduced by approximately $30 million from 2010 levels as a result of the Texas Utility Commission’s decision.

Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus of approximately $8 million, plus carrying costs, but disallowed a recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  CenterPoint Houston began collecting the approved amounts in July 2010. CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision.  In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals at Austin, Texas, where the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery of $14.4 million related to estimated 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and recovery of revenue losses related to the implementation of the 2009 energy efficiency program. The application sought to begin recovery of these costs through a surcharge beginning in January 2011.  In November 2010, the Texas Utility Commission issued its order approving recovery of approximately $11 million of the 2011 energy efficiency program costs and a performance bonus, but disallowed a recovery of a performance bonus of $2 million on the 2009 energy efficiency costs expended pursuant to the terms of the settlement agreement referenced above. The Texas Utility Commission further concluded that it does not have statutory authority to permit recovery of the approximately $1.4 million in lost revenue associated with 2009 energy efficiency programs. CenterPoint Houston began collecting the approved amounts in January 2011, but has appealed the denial of the full 2009 performance bonus and lost revenue to the 201st district court in Travis County, Texas, where the case remains pending.

In April 2011, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery of a total of approximately $44.3 million in 2012 consisting of: (1) estimated 2012 energy efficiency program costs of approximately $35.8 million; (2) an energy efficiency performance bonus based on CenterPoint Houston’s 2010 program achievements of approximately $5.8 million; (3) the amount of lost revenues due to verified and reported 2010 energy savings of approximately $2.2 million; and (4) approximately $0.5 million for under-recovery of 2010 program costs.  The proposed adjustments are expected to take effect with the commencement of CenterPoint Houston’s January 2012 billing month.

(5)	Fair Value Measurements

Assets and liabilities are recorded at fair value in the Condensed Consolidated Balance Sheets and are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2010 and March 31, 2011, CenterPoint Houston held Level 1 investments of $36 million and $37 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at both December 31, 2010 and March 31, 2011.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at both December 31, 2010 and March 31, 2011.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended March 31, 2011, there were no transfers between levels.

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

	December 31, 2010		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long- term notes payable to parent)	$5,048	$5,499	$4,908	$5,329

(6)	Related Party Transactions and Major Customers

Related Party Transactions. CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $899 million and $846 million at December 31, 2010 and March 31, 2011, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2010 and March 31, 2011, CenterPoint Houston had a $750 million note receivable from its parent.

CenterPoint Houston had net interest income related to affiliate borrowings of $5 million for both the three months ended March 31, 2010 and 2011 included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $31 million and $34 million for the three months ended March 31, 2010 and 2011, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Sales to subsidiaries of NRG Retail LLC, the successor to RRI Energy, Inc.’s (RRI) Texas retail business, in the three months ended March 31, 2010 and 2011 represented approximately $135 million and $126 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC in the three months ended March 31, 2010 and 2011 represented approximately $42 million and $40 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(7)	Long-term Debt

Revolving Credit Facility. CenterPoint Houston’s $289 million credit facility’s first drawn cost is the London Interbank Offered Rate (LIBOR) plus 45 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its total capitalization. Under the credit facility, an additional utilization fee of 5 basis points applies to borrowings any time more than 50% of the facility is utilized. The spread to LIBOR and the utilization fee fluctuate based on the borrower’s credit rating.

As of December 31, 2010 and March 31, 2011, CenterPoint Houston had no borrowings under this credit facility. As of both December 31, 2010 and March 31, 2011, CenterPoint Houston had approximately $4 million of outstanding letters of credit under this credit facility. CenterPoint Houston was in compliance with all debt covenants as of March 31, 2011.

Other. At both December 31, 2010 and March 31, 2011, CenterPoint Houston had issued $151 million of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of December 31, 2010 and March 31, 2011, CenterPoint Houston had issued $527 million and $508 million, respectively, of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)	Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc. and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI Energy, Inc., and RRI Energy, Inc. changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

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

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy’s subsidiaries. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to Texas Genco LLC, which is now known as NRG Texas LP. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale to NRG Texas LP, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by NRG Texas LP, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense from NRG Texas LP. Although their ultimate outcome cannot be predicted at this time, CenterPoint Houston or CenterPoint Energy, as appropriate, intends to continue vigorously contesting claims that are not considered to have merit and CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

During the three months ended March 31, 2010 and 2011, the effective tax rate was 37% and 38%, respectively.  The most significant item affecting the comparability of the effective tax rate is lower pre-tax income in 2011.

As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010, a portion of retiree health care costs that are reimbursed by Medicare Part D subsidies will no longer be tax deductible effective for tax years beginning after December 31, 2012.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, CenterPoint Houston reduced its deferred tax asset related to future retiree health care deductions by approximately $7 million in March 2010.  The entire reduction in the deferred tax asset was recorded as an adjustment to regulatory assets because CenterPoint Houston believed it would be recovered through the regulatory process. Additionally, the regulatory assets were adjusted in March 2010 by approximately $4 million related to the recovery of CenterPoint Houston’s income taxes.

On March 29, 2011, the IRS issued Revenue Procedure 2011-26 which provides guidance with respect to bonus depreciation as amended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Small Business Jobs Act of 2010 (collectively, the “Acts”).  CenterPoint Houston has not finalized its evaluation of the revenue procedure or the associated tax implications.  However, CenterPoint Houston has incorporated in its quarterly results a reasonable estimate of the additional depreciation deductions it believes are supported by the IRS’s guidance.  Additionally, CenterPoint Houston believes the guidance will support additional depreciation deductions that can be claimed in CenterPoint Energy’s 2010 consolidated federal income tax return.  As a result of the enactment of the Acts and the IRS’s guidance, CenterPoint Houston estimates it will have a tax net operating loss in 2011.

The following table summarizes CenterPoint Houston’s unrecognized tax benefits at December 31, 2010 and March 31, 2011:

	December 31, 2010	March 31, 2011
	(in millions)
Unrecognized tax benefits	$232	$276
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	14	15
Interest accrued on unrecognized tax benefits	17	19

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by an amount between $31 million and $263 million over the next 12 months primarily as a result of the tax normalization issue described in Note 4(a) and the anticipated resolution of CenterPoint Energy’s administrative appeal relating to the IRS’s disallowance of CenterPoint Houston’s casualty loss deduction associated with the damage caused by Hurricane Ike.  Additionally, the tax normalization issue and the casualty loss deduction are temporary differences and, therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

In January 2011, the IRS commenced its examination of CenterPoint Energy’s 2008 and 2009 consolidated federal income tax returns of which CenterPoint Houston is a member.

ITEM 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three months ended March 31, 2010 and the three months ended March 31, 2011.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2010 Form 10-K.

Recent Events

Texas Supreme Court Ruling on True-Up Appeal

On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on the appeals of the final order (True-Up Order) issued in 2004 by the Public Utility Commission of Texas (Texas Utility Commission) in connection with our stranded cost and true-up application. The Texas Supreme Court affirmed in part and reversed in part the decision of the Texas Utility Commission and remanded the matter to the Texas Utility Commission for further proceedings.

We originally filed our True-Up Application with the Texas Utility Commission requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan (Texas electric restructuring law). In December 2004, the Texas Utility Commission issued its True-Up Order allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for certain other adjustments. To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million.  We and a number of other parties appealed the Texas Utility Commission’s decision to a district court in Travis County, Texas, the Texas Third Court of Appeals (court of appeals) and, ultimately, to the Texas Supreme Court.

The impact of the Texas Supreme Court’s decision regarding the matters on appeal with respect to the True-Up Order is summarized as follows:

•
The method used by the Texas Utility Commission to calculate the market value of our former generating assets was overturned. In its decision, the Texas Utility Commission had rejected the partial stock valuation method we utilized to establish the market value of the generating assets, and the Texas Utility Commission had fashioned its own valuation. The Texas Supreme Court ruled that the Texas Utility Commission had no authority to craft an alternative valuation methodology but instead should have valued the generating assets at the value established when CenterPoint Energy, Inc. (CenterPoint Energy) later sold its Texas Genco subsidiary. This portion of the decision requires that the valuation question be remanded to the Texas Utility Commission for a determination. We currently estimate that application of the sale of assets methodology would reduce stranded costs by approximately $252 million, less selling costs, with the amount ultimately determined (plus interest) subtracted from the amounts eligible for recovery in the remand proceeding.  This portion of the decision is unfavorable to us.

•
The Texas Utility Commission’s order denying recovery of approximately $440 million in capacity auction true-up amounts was reversed. This portion of the decision is favorable to us. These sums plus interest are eligible for recovery in the remand proceeding.

•
The Texas Utility Commission’s refusal to include approximately $378 million related to depreciation in the calculation of stranded costs was reversed. This portion of the decision is favorable to us. These sums plus interest are eligible for recovery in the remand proceeding.

•
The Texas Utility Commission’s order allowing recovery of excess mitigation credits (EMCs) that we had been ordered to pay our former affiliate was upheld. This portion of the decision is favorable to us. These sums have already been recovered and will not be addressed in the remand proceeding.

•
The Texas Utility Commission decisions allowing recovery of construction work in progress balances and interest on the capacity auction true-up amounts were upheld. These decisions are favorable to us. These sums have already been recovered and will not be addressed in the remand proceeding.

The Texas Supreme Court did not address the court of appeals’ decision allowing us to recover approximately $210 million representing the interest component of the EMCs. This decision, which was favorable to us, was not appealed to the Texas Supreme Court. These sums plus interest are eligible for recovery in the remand proceeding.

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax benefits.  In the True-Up Order, the Texas Utility Commission reduced our true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with our former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like us to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing our stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT. The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  We plan to seek to recover $146 million plus interest related to this issue in the remand proceedings.

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

A number of parties have asked the Texas Supreme Court to reconsider its decision.  The court has 180 days from the filing of a motion for rehearing to rule on that request.  The remand to the Texas Utility Commission for further proceedings will not occur until after the court has acted on the motions for rehearing.  There is no statutory deadline by which the Texas Utility Commission must act once the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unsecuritized true-up balance will continue to accrue until such time as the unrecovered true-up balance is securitized or is otherwise reflected in rates.

If the Texas Supreme Court’s decision is not modified as a result of the motions for rehearing and becomes final, we expect to seek recovery of approximately $1.85 billion, which includes interest through September 30, 2011. Interest on the true up balance would continue to accrue at approximately 8% if securitization bonds are not issued on or before September 30, 2011.  We expect to record the effects of the Texas Supreme Court’s decision once a final resolution of these matters is reached.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amount authorized will depend upon the outcome of requests to the Texas Supreme Court for rehearing, future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  We intend to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of ours to securitize the recoverable amounts and certain qualified costs.

Advanced Metering System and Distribution Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) notified us that we had been selected for a $200 million grant for our advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, we and the DOE completed negotiations and finalized the agreement. Under the terms of agreement, the DOE has agreed to reimburse us for 50% of our eligible costs until the total amount of the grant has been paid.  Through March 31, 2011, we have requested $135 million of grant funding from the DOE, of which $122 million had been received. We estimate that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the deployment period. We are using $150 million of the grant funding to accelerate completion of our current deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  We will use the other $50 million from the grant for an initial deployment of an IG in a portion of our service territory to be completed in 2013.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.  We believe the IG has the potential to provide an improvement in grid planning, operations, maintenance and customer service for our distribution system.

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

2010 Rate Case

As required under a final order in our 2006 rate proceeding, in June 2010 we filed an application to change rates with the Texas Utility Commission and the cities in our service area.  The filing included cost data and other information supporting an annual increase of $106 million for delivery charges to the retail electric providers (REPs) that sell electricity to end-use customers in our service territory partially offset by a reduction of other utility revenues, resulting in a $92 million requested annual revenue increase. The rate filing package also supported an annual increase of $18 million for wholesale transmission customers.

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

Our filing sought a return on equity of 11.25% and proposed that rates be based on a capital structure of 50% equity and 50% long-term debt.

Hearings concerning the rate filing concluded in October 2010, and a Proposal for Decision was issued by the presiding Administrative Law Judges.  On February 3, 2011 the Texas Utility Commission voted on the various contested issues presented by the rate filing, and on April 29, 2011, the Texas Utility Commission voted to approve a draft final order conforming to its prior deliberations, subject to certain administrative revisions. We expect that order to be issued in the next several weeks but that revised rates based on that order would not be implemented before the third quarter.  The final order will be subject to revision based on motions for rehearing filed by the parties to the proceeding and could be appealed to the Texas courts.

The order of the Texas Utility Commission will provide for a base rate increase for us of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order will adopt a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order will be based on an authorized return on equity for us of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also will implement our request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

Based on our understanding of the Texas Utility Commission’s draft order, we anticipate that normalized annual operating income will be reduced by approximately $30 million from 2010 levels as a result of the Texas Utility Commission’s decision.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from REPs and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of the 2010 Form 10-K and Item 1A of Part II of this Form 10-Q.

The following table sets forth our consolidated results of operations for the three months ended March 31, 2010 and 2011, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended March 31,
	2010	2011
	(in millions)
Revenues:
Electric transmission and distribution utility	$392	$400
Transition and system restoration bond companies	96	89
Total revenues	488	489
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	190	208
Depreciation and amortization, excluding transition and system restoration bond companies	73	71
Taxes other than income taxes	52	53
Transition and system restoration bond companies	60	56
Total expenses	375	388
Operating income	113	101
Interest and other finance charges	(37)	(37)
Interest on transition and system restoration bonds	(36)	(33)
Other income, net	7	8
Income before income taxes	47	39
Income tax expense	17	15
Net income	$30	$24

Operating Income:
Electric transmission and distribution utility	$77	$68
Transition and system restoration bond companies (1)	36	33
Total segment operating income	$113	$101

Throughput (in gigawatt-hours (GWh)):
Residential	5,173	4,871
Total	16,436	16,768

Number of metered customers – end of period:
Residential	1,858,403	1,885,691
Total	2,104,786	2,134,285

(1)      Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended March 31, 2011 compared to three months ended March 31, 2010

We reported operating income of $101 million for the three months ended March 31, 2011, consisting of $68 million from the regulated electric transmission and distribution utility (TDU) and $33 million related to transition and system restoration bond companies. For the three months ended March 31, 2010, operating income totaled $113 million, consisting of $77 million from the TDU and $36 million related to transition and system restoration bond companies. TDU revenues increased $8 million primarily due to higher transmission-related revenues ($12 million), revenues from implementation of the AMS ($6 million) and higher revenues due to customer growth ($3 million) from the addition of over 29,000 new customers, partially offset by the timing of energy efficiency spending ($4 million).  Operation and maintenance expenses increased due to higher transmission costs billed by transmission providers ($11 million), increased AMS project expenses ($3 million) and other operating expense increases ($4 million).

Income Tax Expense. During the three months ended March 31, 2010 and 2011, our effective tax rate was 37% and 38%, respectively.  The most significant item affecting the comparability of our effective tax rate is lower pre-tax income in 2011.

As a result of the enactment in March 2010 of the Patient Protection and Affordable Care Act and the related Health Care and Education Reconciliation Act of 2010, a portion of retiree health care costs that are reimbursed by Medicare Part D subsidies will no longer be tax deductible effective for tax years beginning after December 31, 2012.  Based upon the actuarially determined net present value of lost future retiree health care deductions related to the subsidies, we reduced our deferred tax asset related to future retiree health care deductions by approximately $7 million in March 2010.  The entire reduction in the deferred tax asset was recorded as an adjustment to regulatory assets because we believed it would be recovered through the regulatory process. Additionally, the regulatory assets were adjusted in March 2010 by approximately $4 million related to the recovery of our income taxes.

On March 29, 2011, the IRS issued Revenue Procedure 2011-26 which provides guidance with respect to bonus depreciation as amended by the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 and the Small Business Jobs Act of 2010 (collectively, the “Acts”).  We have not finalized our evaluation of the revenue procedure or the associated tax implications.  However, we have incorporated in our quarterly results a reasonable estimate of the additional depreciation deductions we believe are supported by the IRS’s guidance.  Additionally, we believe the guidance will support additional depreciation deductions that can be claimed in CenterPoint Energy’s 2010 consolidated federal income tax return.  As a result of the enactment of the Acts and the IRS’s guidance, we estimate we will have a tax net operating loss in 2011.

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2010 Form 10-K, “Risk Factors” in Item 1A of Part II of this Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal cash requirements for the remaining nine months of 2011 include approximately $500 million of capital expenditures and $143 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and funds from the liquidation of temporary money pool investments will be sufficient to meet our anticipated cash needs in the remaining nine months of 2011. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Off-Balance Sheet Arrangements.  Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

In May 2009, RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) sold its Texas retail business to NRG Retail LLC, a subsidiary of NRG Energy, Inc.  In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI and RRI changed its name from RRI Energy, Inc. to GenOn Energy, Inc. Neither the sale of the retail business nor the merger with Mirant Corporation alters GenOn’s contractual obligations to indemnify us for certain liabilities, including its indemnification obligations regarding certain litigation.

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

As of April 15, 2011, we had the following facility (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at April 15, 2011		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012

(1)	Represents outstanding letters of credit.

Securities Registered with the SEC. We have registered an indeterminate principal amount of our general mortgage bonds under a joint registration statement with CenterPoint Energy and CenterPoint Energy Resources Corp.

Temporary Investments.  As of April 15, 2011, we had no external temporary investments.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At April 15, 2011, we had $875 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by our wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC as of March 31, 2011. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2011	$—	$—	$—	$143	$143
2012	46	—	46	307	353
2013	450	—	450	330	780
2014	800	—	800	235	1,035
2015	—	151	151	249	400
2016	—	—	—	266	266
2017	127	—	127	283	410
2018	—	—	—	303	303
2019	—	—	—	323	323
2020	—	—	—	91	91
2021	102	—	102	66	168
2022	—	—	—	69	69
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,093	$151	$2,244	$2,665	$4,909

As of March 31, 2011, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	229	508	(1)	2,499
Total	$1,864	$229	$659		$2,752

(1)	Of such amount, $290 million collateralizes bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.3 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of March 31, 2011.  However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

The following table shows the maturity dates of the $659 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

Year	First Mortgage Bonds	General Mortgage Bonds		Total
2015	$151	$—		$151
2018	—	50		50
2019	—	200	(1)	200
2020	—	90	(1)	90
2026	—	100		100
2028	—	68		68
Total	$151	$508		$659

(1)	These mortgage bonds collateralize bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facility is based on our credit rating. As of April 28, 2011, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Review (1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A3	Upgrade Review	BBB+	Positive	A-	Stable

(1)	A Moody’s review for possible upgrade indicates the rating is under review for possible change in the short term, usually within 90 days.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A “stable” outlook from Fitch encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at March 31, 2011, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete certain capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of March 31, 2011, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K and in Item 1A of Part II of this Form 10-Q.

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

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of March 31, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Notes 4 and 8 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference.  See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2010 Form 10-K.

Item 1A.    RISK FACTORS

Other than with respect to the updated risk factor set forth below, there have been no material changes from the risk factors disclosed in our 2010 Form 10-K.

The remaining amount we will be entitled to recover in our true-up proceeding, and the timing of such recovery, will not be determined with certainty until (i) the Texas Supreme Court has acted upon various parties’ motions for rehearing of the court’s recent ruling on the appeals of the True-Up Order, (ii) the resolution of the subsequent remand proceedings before the Texas Utility Commission, and (iii) the resolution of any appeals from these proceedings.  In addition, the Texas Utility Commission’s treatment of certain deferred tax benefits in the True-Up Order has been remanded to the Texas Utility Commission at its request.  If the prior unfavorable treatment of these tax benefits is not reversed or otherwise modified in the remand proceeding, our results of operations, financial condition and cash flows would be adversely affected.

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

Various parties, including us, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission and remanded the matter to the Texas Utility Commission for further proceedings.  For additional information regarding the Texas Supreme Court’s ruling, please read “Management’s Narrative Analysis of Results of Operations – Recent Events – Texas Supreme Court Ruling on True-Up Appeal.”

A number of parties have asked the Texas Supreme Court to reconsider its decision.  The court has 180 days from the filing of a motion for rehearing to rule on that request.  The remand to the Texas Utility Commission for further proceedings will not occur until after the court has acted on the motions for rehearing.  There is no statutory deadline by which the Texas Utility Commission must act once the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unsecuritized true-up balance will continue to accrue until such time as the unrecovered true-up balance is securitized or is otherwise reflected in rates.

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax benefits.  In the True-Up Order, the Texas Utility Commission reduced our true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax benefits associated with our former electric generation assets.  We believe that the Texas Utility Commission based its order on proposed regulations issued by the IRS in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like us to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing our stranded cost recovery by $146 million for

ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT.  The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  We plan to seek to recover $146 million plus interest related to this issue in the remand proceedings.

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

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amounts authorized will depend upon the outcome of requests to the Texas Supreme Court for rehearing, future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  We intend to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of ours to securitize the recoverable amounts and certain qualified costs.  However, the timing for, and actual completion of, any transition bond offering will ultimately depend on a number of factors, including the final resolution of the true-up proceedings, the timing for the approval of a financing order and future market conditions.

Item 5.       OTHER INFORMATION

Our ratio of earnings to fixed charges for the three months ended March 31, 2010 and 2011 was 1.64 and 1.54, respectively.  We do not believe that the ratios for these three-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Date:  May 11, 2011

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