Form 10-Q
period 2011-06-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2011-08-04
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011
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

As of July 15, 2011, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2011

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

The following are some of the factors that could cause actual results to differ materially from those expressed or implied in forward-looking statements:

•
the resolution of the true-up proceedings, including future actions by the Public Utility Commission of Texas (Texas Utility Commission) in response to the decisions by the Texas Supreme Court and the Texas Third Court of Appeals, and any further appeals thereof;

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

•
our potential business strategies, including restructurings, acquisitions or dispositions of assets or businesses, which we cannot assure you will be completed or will have the anticipated benefits to us;

•	acquisition and merger activities involving us or our competitors; and

•
other factors we discuss in “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2010 and in Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, each of which is incorporated herein by reference, and other reports we file from time to time with the Securities and Exchange Commission.

You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement.

iii

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011

Revenues	$562	$606	$1,050	$1,095

Expenses:
Operation and maintenance	207	221	398	431
Depreciation and amortization	145	149	277	274
Taxes other than income taxes	52	51	104	104
Total	404	421	779	809
Operating Income	158	185	271	286

Other Income (Expense):
Interest and other finance charges	(37)	(38)	(74)	(75)
Interest on transition and system restoration bonds	(36)	(32)	(72)	(65)
Other, net	9	7	16	15
Total	(64)	(63)	(130)	(125)

Income Before Income Taxes	94	122	141	161
Income tax expense	34	43	51	58
Net Income	$60	$79	$90	$103

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2010	June 30, 2011
Current Assets:
Cash and cash equivalents ($198 and $176 related to VIEs at December 31, 2010 and June 30, 2011, respectively)	$198	$176
Accounts and notes receivable, net ($49 and $68 related to VIEs at December 31, 2010 and June 30, 2011, respectively)	203	267
Accounts and notes receivable – affiliated companies	919	985
Accrued unbilled revenues	70	82
Inventory	71	74
Taxes receivable	63	—
Deferred tax asset	3	4
Other ($39 and $40 related to VIEs at December 31, 2010 and June 30, 2011, respectively)	62	48
Total current assets	1,589	1,636

Property, Plant and Equipment:
Property, plant and equipment	7,586	7,742
Less accumulated depreciation and amortization	2,805	2,866
Property, plant and equipment, net	4,781	4,876

Other Assets:
Regulatory assets ($2,597 and $2,460 related to VIEs at December 31, 2010 and June 30, 2011, respectively)	2,675	2,570
Notes receivable — affiliated companies	750	750
Other	37	45
Total other assets	3,462	3,365

Total Assets	$9,832	$9,877

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2010	June 30, 2011
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$283	$294
Current portion of other long-term debt	—	46
Accounts payable	76	66
Accounts and notes payable — affiliated companies	36	55
Taxes accrued	92	76
Interest accrued	101	108
Other	74	79
Total current liabilities	662	724

Other Liabilities:
Accumulated deferred income taxes, net	1,428	1,428
Benefit obligations	215	211
Regulatory liabilities	417	432
Notes payable — affiliated companies	151	151
Other	297	362
Total other liabilities	2,508	2,584

Long-term Debt:
VIE transition and system restoration bonds	2,522	2,371
Other	2,092	2,046
Total long-term debt	4,614	4,417

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,231
Retained earnings	818	921
Total member’s equity	2,048	2,152

Total Liabilities and Member’s Equity	$9,832	$9,877

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Six Months Ended June 30,
	2010	2011
Cash Flows from Operating Activities:
Net income	$90	$103
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	277	274
Amortization of deferred financing costs	6	6
Deferred income taxes	(46)	60
Changes in other assets and liabilities:
Accounts and notes receivable, net	(92)	(87)
Accounts receivable/payable, affiliates	(13)	13
Inventory	1	(3)
Accounts payable	(2)	(8)
Taxes receivable	54	63
Interest and taxes accrued	(7)	(9)
Net regulatory assets and liabilities	(6)	(20)
Other current assets	14	15
Other current liabilities	(8)	5
Other assets	(2)	—
Other liabilities	(1)	(2)
Other, net	(1)	1
Net cash provided by operating activities	264	411

Cash Flows from Investing Activities:
Capital expenditures	(242)	(298)
Increase in notes receivable from affiliates, net	(109)	(60)
Decrease (increase) in restricted cash of transition and system restoration bond companies	1	(1)
Cash received from U.S. Department of Energy grant	33	77
Other, net	(3)	(11)
Net cash used in investing activities	(320)	(293)

Cash Flows from Financing Activities:
Payments of long-term debt	(106)	(141)
Other, net	—	1
Net cash used in financing activities	(106)	(140)

Net Decrease in Cash and Cash Equivalents	(162)	(22)
Cash and Cash Equivalents at Beginning of Period	739	198
Cash and Cash Equivalents at End of Period	$577	$176

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$129	$133
Income taxes (refunds), net	34	(83)
Non-cash transactions:
Accounts payable related to capital expenditures	35	35

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At June 30, 2011, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition and system restoration property, issuing transition and system restoration bonds and performing activities incidental thereto.  For further discussion of the transition and system restoration bond companies, see Note 4.

Basis of Presentation. The preparation of financial statements in conformity with generally accepted accounting principles (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

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

In January 2010, the Financial Accounting Standards Board (FASB) issued new accounting guidance to require additional fair value related disclosures. It also clarified existing fair value disclosure guidance about the level of disaggregation, inputs and valuation techniques. This new guidance was effective for the first reporting period beginning after December 15, 2009 except for certain disclosure requirements effective for the first reporting period beginning after December 15, 2010. CenterPoint Houston's adoption of this new guidance did not have a material impact on its financial position, results of operations or cash flows. See Note 5 for the required disclosures.

In May 2011, the FASB issued new accounting guidance to achieve common fair value measurements and disclosure requirements in U.S. GAAP and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of  quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011. CenterPoint Houston expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan.  CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
		(in millions)
Interest cost	$4	$4	$8	$8
Expected return on plan assets	(3)	(2)	(5)	(4)
Amortization of transition obligation	2	2	3	3
Net periodic cost	$3	$4	$6	$7

CenterPoint Houston expects to contribute approximately $8 million to its postretirement benefit plan in 2011, of which $4 million had been contributed as of June 30, 2011.

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

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission and remanded the matter to the Texas Utility Commission for further proceedings. The impact of the Texas Supreme Court’s decision regarding the matters on appeal is summarized as follows:

•
The method used by the Texas Utility Commission to calculate the market value of CenterPoint Houston’s former generating assets was overturned. In its decision, the Texas Utility Commission had rejected the partial stock valuation method CenterPoint Houston utilized to establish the market value of the generating assets, and the Texas Utility Commission had fashioned its own valuation. The Texas Supreme Court ruled that the Texas Utility Commission had no authority to craft an alternative valuation methodology but instead should have valued the generating assets at the value established when CenterPoint Energy later sold its Texas Genco subsidiary. This portion of the decision requires that the valuation question be remanded to the Texas Utility Commission for a determination. CenterPoint Houston currently estimates that application of the sale of assets methodology would reduce stranded costs by an amount equal to approximately $252 million, less selling costs, plus the amount of debt assumed by the buyer of Texas Genco. This portion of the decision is unfavorable to CenterPoint Houston.

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

•
The Texas Utility Commission’s order allowing recovery of EMCs that CenterPoint Houston had been ordered to pay its former affiliate was upheld. This portion of the decision is favorable to CenterPoint Houston. These sums have already been recovered and will not be addressed in the remand proceeding.

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

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax amounts.  In the True-Up Order, the Texas Utility Commission reduced CenterPoint Houston’s true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax amounts associated with its former electric generation assets. CenterPoint Houston believes that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like CenterPoint Houston to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing CenterPoint Houston’s stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT. The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  CenterPoint Houston plans to seek to recover $146 million plus interest related to this issue in the remand proceedings.

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

After the Texas Supreme Court issued its decision, a number of parties filed motions for rehearing with the Texas Supreme Court requesting the court to reconsider its decision. In June 2011, the court denied the motions for rehearing and issued a corrected mandate remanding the case to the Texas Utility Commission for further proceedings. There is no statutory deadline by which the Texas Utility Commission must act now that the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unrecovered true-up balance will continue to accrue until such balance is securitized or is otherwise recovered in rates.

CenterPoint Houston expects to seek recovery of approximately $1.88 billion in the remand process before the Texas Utility Commission, which includes interest through October 31, 2011. CenterPoint Houston intends to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of CenterPoint Houston to securitize the recoverable amounts and certain qualified costs.  Interest on the final true up balance as approved by the Texas Utility Commission will continue to accrue at approximately 8% until the bonds are issued.  On July 15, 2011, certain intervenors and the staff of the Texas Utility Commission filed a request with the Texas Utility Commission to sever $1.38 billion of CenterPoint Houston’s remaining true-up balance and to securitize that amount prior to completion of the pending review by the Texas Utility Commission of certain issues in the remand proceeding. The issues identified by the intervenors as requiring review include the calculation of the ADFIT benefit and the tax normalization issue discussed above, the proper rate for interest to accrue on true-up balances, and the recoverability of certain rate case expenses and transaction costs associated with the sale of Texas Genco. In August 2011, the Texas Utility Commission denied this request.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amounts authorized will depend upon the outcome of future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  CenterPoint Energy expects to record the effects of the Texas Supreme Court’s decision once a final resolution of these matters is reached.

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

As of June 30, 2011, CenterPoint Houston has not recognized an allowed equity return of $171 million on the portion of its true-up balance that had previously been securitized because such return will be recognized as it is recovered in rates. During both the three months ended June 30, 2010 and 2011, CenterPoint Houston recognized approximately $4 million of the allowed equity return not previously recognized.  During both the six months ended June 30, 2010 and 2011, CenterPoint Houston recognized approximately $7 million of the allowed equity return not previously recognized.

(b) Rate Proceedings

June 2010 Rate Proceeding. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area.

Following hearings in the fall of 2010, the Texas Utility Commission issued its order on May 12, 2011. In response to motions filed by several parties, including CenterPoint Houston, on June 23, 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision. CenterPoint Houston expects revised rates based on the order on rehearing to be implemented in the third quarter of 2011. The order on rehearing could be appealed to the Texas courts.

The order on rehearing provides for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order authorizes a return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements CenterPoint Houston’s request to reconcile costs incurred for the advanced metering system (AMS) project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the U.S. Department of Energy.

As a result of the Texas Utility Commission’s order, CenterPoint Houston anticipates that normalized annual operating income will be reduced by approximately $30 million.

Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus of approximately $8 million, plus carrying costs, but disallowed recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  CenterPoint Houston began collecting the approved amounts in July 2010. CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision.  In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals at Austin, Texas, where the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery of $14.4 million related to estimated 2011 energy efficiency programs, an energy efficiency performance bonus for 2009 programs, and recovery of revenue losses related to the implementation of the 2009 energy efficiency program. The application sought to begin recovery of these costs through a surcharge beginning in January 2011.  In November 2010, the Texas Utility Commission issued its order approving recovery of approximately $11 million of the 2011 energy efficiency program costs and a performance bonus, but disallowed recovery of a performance bonus of $2 million on the 2009 energy efficiency costs expended pursuant to the terms of the settlement agreement referenced above. The Texas Utility Commission further concluded that it does not have statutory authority to permit recovery of the approximately $1.4 million in lost revenue associated with 2009 energy efficiency programs. CenterPoint Houston began collecting the approved amounts in January 2011, but has appealed the denial of the full 2009 performance bonus and lost revenue to the 201st district court in Travis County, Texas, where the case remains pending.

In April 2011, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery in 2012 of approximately $44.3 million consisting of: (1) estimated 2012 energy efficiency program costs of approximately $35.8 million; (2) an energy efficiency performance bonus based on CenterPoint Houston’s 2010 program achievements of approximately $5.8 million; (3) the amount of lost revenues due to verified and reported 2010 energy savings of approximately $2.2 million; and (4) approximately $0.5 million for under-recovery of 2010 program costs. In the preliminary order in this proceeding, the Texas Utility Commission has excluded approximately $2.1 million of the requested performance bonus for the 2010 programs and has concluded that it does not have the statutory authority to permit recovery of the requested $2.2 million of lost revenues associated with the 2010 programs.  A hearing to address the application is scheduled for August 2011. The proposed rate adjustments are expected to take effect with the commencement of CenterPoint Houston’s January 2012 billing month.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2010 and June 30, 2011, CenterPoint Houston held Level 1 investments of $36 million and $39 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at both December 31, 2010 and June 30, 2011.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at both December 31, 2010 and June 30, 2011.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended June 30, 2011, there were no transfers between levels.

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

	December 31, 2010		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Financial liabilities:
Long-term debt (including $151 million of long- term notes payable to parent)	$5,048	$5,499	$4,908	$5,408

(6)	Related Party Transactions and Major Customers

Related Party Transactions. CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $899 million and $959 million at December 31, 2010 and June 30, 2011, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2010 and June 30, 2011, CenterPoint Houston had a $750 million note receivable from its parent.

CenterPoint Houston had net interest income related to affiliate borrowings of $4 million and $5 million, respectively, for the three months ended June 30, 2010 and 2011 and $9 million and $10 million, respectively, for the six months ended June 30, 2010 and 2011, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $33 million and $37 million for the three months ended June 30, 2010 and 2011, respectively, and $64 million and $71 million for the six months ended June 30, 2010 and 2011, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Sales to subsidiaries of NRG Retail LLC (NRG Retail), the successor to RRI Energy, Inc.’s (RRI) Texas retail business, in the three months ended June 30, 2010 and 2011 represented approximately $132 million and $133 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Energy Retail Company LLC (TXU Retail) in the three months ended June 30, 2010 and 2011 represented approximately $42 million and $41 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to subsidiaries of NRG Retail in the six months ended June 30, 2010 and 2011 represented approximately $267 million and $259 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to subsidiaries of TXU Retail in the six months ended June 30, 2010 and 2011 represented approximately $84 million and $82 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

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

As of December 31, 2010 and June 30, 2011, CenterPoint Houston had no borrowings under this credit facility. As of both December 31, 2010 and June 30, 2011, CenterPoint Houston had approximately $4 million of outstanding letters of credit under this credit facility. CenterPoint Houston was in compliance with all debt covenants as of June 30, 2011.

Other.  At both December 31, 2010 and June 30, 2011, CenterPoint Houston had issued $151 million of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of December 31, 2010 and June 30, 2011, CenterPoint Houston had issued $527 million and $508 million, respectively, of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

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

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’

fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), an indirect subsidiary of CenterPoint Energy, is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases. CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

During both the three and six months ended June 30, 2010, the effective tax rate was 36%.  During the three and six months ended June 30, 2011, the effective tax rate was 35% and 36%, respectively.

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

The following table summarizes CenterPoint Houston’s unrecognized tax benefits at December 31, 2010 and June 30, 2011:

	December 31, 2010	June 30, 2011
	(in millions)
Unrecognized tax benefits	$232	$295
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	14	15
Interest accrued on unrecognized tax benefits	17	21

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by an amount between $30 million and $281 million over the next 12 months primarily as a result of the anticipated resolution of the tax normalization issue described in Note 4(a) and CenterPoint Energy’s administrative appeal relating to the IRS’s disallowance of CenterPoint Houston’s casualty loss deduction associated with the damage caused by Hurricane Ike.  Additionally, the tax normalization issue and the casualty loss deduction are temporary differences and, therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

In January 2011, the IRS commenced its examination of CenterPoint Energy’s 2008 and 2009 consolidated federal income tax returns, of which CenterPoint Houston is a member.

ITEM 2.     MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

The following narrative analysis should be read in combination with our Interim Condensed Financial Statements contained in this Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2010 (2010 Form 10-K).

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three and six months ended June 30, 2010 and the three and six months ended June 30, 2011.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2010 Form 10-K.

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

The impact of the Texas Supreme Court’s decision regarding the matters on appeal with respect to the True-Up Order is summarized as follows:

•
The method used by the Texas Utility Commission to calculate the market value of our former generating assets was overturned. In its decision, the Texas Utility Commission had rejected the partial stock valuation method we utilized to establish the market value of the generating assets, and the Texas Utility Commission had fashioned its own valuation. The Texas Supreme Court ruled that the Texas Utility Commission had no authority to craft an alternative valuation methodology but instead should have valued the generating assets at the value established when CenterPoint Energy, Inc. (CenterPoint Energy) later sold its Texas Genco subsidiary. This portion of the decision requires that the valuation question be remanded to the Texas Utility Commission for a determination. We currently estimate that application of the sale of assets methodology would reduce stranded costs by an amount equal to approximately $252 million, less selling costs, plus the amount of debt assumed by the buyer of Texas Genco.  This portion of the decision is unfavorable to us.

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

Among the issues to be taken up by the Texas Utility Commission on the remand from the Texas Supreme Court is the proper regulatory treatment of certain deferred tax amounts.  In the True-Up Order, the Texas Utility Commission reduced our true-up balance by approximately $146 million, which was included in the extraordinary loss discussed above, to reflect the present value of certain deferred tax amounts associated with our former electric generation assets. We believe that the Texas Utility Commission based its order on proposed regulations issued by the Internal Revenue Service (IRS) in March 2003 that would have allowed utilities owning assets that were deregulated before March 4, 2003 to make a retroactive election to pass the benefits of Accumulated Deferred Investment Tax Credits (ADITC) and Excess Deferred Federal Income Taxes (EDFIT) back to customers. However, the IRS subsequently withdrew those proposed normalization regulations and, in March 2008, adopted final regulations that would not permit utilities like us to pass the tax benefits back to customers without creating normalization violations. In addition, CenterPoint Energy received a Private Letter Ruling (PLR) from the IRS in August 2007, prior to adoption of the final regulations, that confirmed that the Texas Utility Commission’s order reducing our stranded cost recovery by $146 million for ADITC and EDFIT would cause normalization violations with respect to the ADITC and EDFIT. The Texas Utility Commission thereafter requested that this issue be remanded to that commission for further consideration, and that request was granted by the court of appeals.  We plan to seek to recover $146 million plus interest related to this issue in the remand proceedings.

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

After the Texas Supreme Court issued its decision, a number of parties filed motions for rehearing with the Texas Supreme Court requesting the court to reconsider its decision. In June 2011, the court denied the motions for rehearing and issued a corrected mandate remanding the case to the Texas Utility Commission for further proceedings. There is no statutory deadline by which the Texas Utility Commission must act now that the case has been remanded to it; but, in accordance with the rules of the Texas Utility Commission, interest on the unrecovered true-up balance will continue to accrue until such balance is securitized or is otherwise recovered in rates.

We expect to seek recovery of approximately $1.88 billion in the remand process before the Texas Utility Commission, which includes interest through October 31, 2011. We intend to file an application with the Texas Utility Commission for approval of a financing order authorizing the issuance of transition bonds by one or more new special purpose subsidiaries of ours to securitize the recoverable amounts and certain qualified costs. Interest on the final true up balance as approved by the Texas Utility Commission will continue to accrue at approximately 8% until the bonds are issued.  On July 15, 2011, certain intervenors and the staff of the Texas Utility Commission filed a request with the Texas Utility Commission to sever $1.38 billion of our remaining true-up balance and to securitize that amount prior to completion of the pending review by the Texas Utility Commission of certain issues in the remand proceeding.  The issues identified by the intervenors as requiring review include the calculation of the ADFIT benefit and the tax normalization issue discussed above, the proper rate for interest to accrue on true-up balances, and the recoverability of certain rate case expenses and transaction costs associated with the sale of Texas Genco. In August 2011, the Texas Utility Commission denied this request.

The final resolution of the true-up proceedings and the ultimate amount and timing of recovery of the additional amounts authorized will depend upon the outcome of future actions by the Texas Utility Commission in response to rulings by the Texas Supreme Court and the court of appeals, and any future appeals thereof.  We expect to record the effects of the Texas Supreme Court’s decision once a final resolution of these matters is reached.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) selected us for a $200 million grant for our advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, we and the DOE completed negotiations and finalized the agreement. Under the terms of agreement, the DOE has agreed to reimburse us for 50% of our eligible costs until the total amount of the grant has been paid.  Through June 30, 2011, we have requested $167 million of grant funding from the DOE, all of which has been received. We estimate that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the deployment period. We are using $150 million of the grant funding to accelerate completion of our deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  We will use the other $50 million from the grant for an initial deployment of an IG in a portion of our service territory to be completed in 2013.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.  We believe the IG has the potential to provide an improvement in grid planning, operations, maintenance and customer service for our distribution system.

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

Following hearings in the fall of 2010, the Texas Utility Commission issued its order on May 12, 2011.  In response to motions filed by several parties, including us, on June 23, 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision. We expect revised rates based on the order on rehearing to be implemented in the third quarter of 2011.  The order on rehearing could be appealed to the Texas courts.

The order on rehearing provides for a base rate increase for us of approximately $14.7 million per year for delivery charges to the retail electric providers (REPs) and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs.

The order authorizes a return on equity for us of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements our request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE.

As a result of the Texas Utility Commission’s order, we anticipate that normalized annual operating income will be reduced by approximately $30 million.

CONSOLIDATED RESULTS OF OPERATIONS

Our results of operations are affected by seasonal fluctuations in the demand for electricity. Our results of operations are also affected by, among other things, the actions of various governmental authorities having jurisdiction over rates we charge, debt service costs, income tax expense, our ability to collect receivables from REPs and our ability to recover our stranded costs and regulatory assets. For more information regarding factors that may affect the future results of operations of our business, please read “Risk Factors” in Item 1A of Part I of our

2010 Form 10-K and Item 1A of Part II of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (First Quarter Form 10-Q).

The following table sets forth our consolidated results of operations for the three and six months ended June 30, 2010 and 2011, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$449	$489	$841	$889
Transition and system restoration bond companies	113	117	209	206
Total revenues	562	606	1,050	1,095
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	204	219	394	427
Depreciation and amortization, excluding transition and system restoration bond companies	71	66	144	137
Taxes other than income taxes	52	51	104	104
Transition and system restoration bond companies	77	85	137	141
Total expenses	404	421	779	809
Operating income	158	185	271	286
Interest and other finance charges	(37)	(38)	(74)	(75)
Interest on transition and system restoration bonds	(36)	(32)	(72)	(65)
Other income, net	9	7	16	15
Income before income taxes	94	122	141	161
Income tax expense	34	43	51	58
Net income	$60	$79	$90	$103

Operating Income:
Electric transmission and distribution utility	$122	$153	$199	$221
Transition and system restoration bond companies (1)	36	32	72	65
Total operating income	$158	$185	$271	$286

Throughput (in gigawatt-hours (GWh)):
Residential	7,064	7,785	12,237	12,656
Total	20,174	21,077	36,610	37,845

Number of metered customers at period end:
Residential	1,866,699	1,895,852	1,866,699	1,895,852
Total	2,113,695	2,145,979	2,113,695	2,145,979

(1)      Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended June 30, 2011 compared to three months ended June 30, 2010

We reported operating income of $185 million for the three months ended June 30, 2011, consisting of $153 million from the regulated electric transmission and distribution utility (TDU) and $32 million related to transition and system restoration bond companies. For the three months ended June 30, 2010, operating income totaled $158 million, consisting of $122 million from the TDU and $36 million related to transition and system restoration bond companies. TDU revenues increased $40 million due to increased usage ($16 million), primarily due to favorable weather, higher transmission-related revenues ($13 million), higher revenues due to customer growth ($4 million) from the addition of over 32,000 new customers and revenues from implementation of the AMS ($3 million).  Operation and maintenance expenses increased $15 million due to higher transmission costs billed by transmission providers ($6 million), increased contracts and services ($3 million), increased AMS project expenses ($1 million) and other operating expense increases ($5 million).  Depreciation expense decreased by $5 million.

Six months ended June 30, 2011 compared to six months ended June 30, 2010

We reported operating income of $286 million for the six months ended June 30, 2011, consisting of $221 million from the TDU and $65 million related to transition and system restoration bond companies. For the six months ended June 30, 2010, operating income totaled $271 million, consisting of $199 million from the TDU and $72 million related to transition and system restoration bond companies. TDU revenues increased $48 million due to higher transmission-related revenues ($25 million), increased usage ($9 million), primarily due to favorable weather, revenues from implementation of the AMS ($9 million) and higher revenues due to customer growth ($7 million) from the addition of over 32,000 new customers.  Operation and maintenance expenses increased $33 million due to higher transmission costs billed by transmission providers ($17 million), increased contracts and services ($5 million), increased AMS project expenses ($4 million) and other operating expense increases ($7 million).  Depreciation expense decreased by $7 million.

Income Tax Expense.  During both the three and six months ended June 30, 2010, our effective tax rate was 36%.  During the three and six months ended June 30, 2011, our effective tax rate was 35% and 36%, respectively.

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

CERTAIN FACTORS AFFECTING FUTURE EARNINGS

For information on other developments, factors and trends that may have an impact on our future earnings, please read “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K and “Management’s Narrative Analysis of Results of Operations — Certain Factors Affecting Future Earnings” in Item 7 of Part II of our 2010 Form 10-K, “Risk Factors” in Item 1A of Part II of our First Quarter Form 10-Q and “Cautionary Statement Regarding Forward-Looking Information” in this Form 10-Q.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal cash requirements for the remaining six months of 2011 include approximately $375 million of capital expenditures and $143 million of scheduled principal payments on transition and system restoration bonds.

We expect that borrowings under our credit facility, anticipated cash flows from operations and funds from the liquidation of temporary money pool investments will be sufficient to meet our anticipated cash needs in the remaining six months of 2011. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

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

As of July 15, 2011, we had the following facility (in millions):

Date Executed	Type of Facility	Size of Facility	Amount Utilized at July 15, 2011		Termination Date
June 29, 2007	Revolver	$289	$4	(1)	June 29, 2012

(1)	Represents outstanding letters of credit.

In the third quarter of 2011, we expect to replace our credit facility that terminates in 2012 with a new five-year credit facility having a similar borrowing capacity.

Securities Registered with the SEC. We have registered an indeterminate principal amount of our general mortgage bonds under a joint registration statement with CenterPoint Energy and CenterPoint Energy Resources Corp.

Temporary Investments.  As of July 15, 2011, we had no external temporary investments.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At July 15, 2011, we had $977 million invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by our wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC as of June 30, 2011. Amounts are expressed in millions.

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

As of June 30, 2011, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	229	508	(1)	2,499
Total	$1,864	$229	$659		$2,752

(1)	Of such amount, $290 million collateralizes bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.4 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of June 30, 2011.  However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of July 15, 2011, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook (1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A3	Stable	BBB+	Positive	A-	Positive

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer’s rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at June 30, 2011, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete certain capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $50 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of June 30, 2011, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

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

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of June 30, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.       LEGAL PROCEEDINGS

For a discussion of certain legal and regulatory proceedings affecting us, please read Notes 4 and 8 to our Interim Condensed Financial Statements, each of which is incorporated herein by reference.  See also “Business — Regulation” and “— Environmental Matters” in Item 1 and “Legal Proceedings” in Item 3 of our 2010 Form 10-K.

Item 1A.    RISK FACTORS

There have been no material changes from the risk factors disclosed in our 2010 Form 10-K and First Quarter Form 10-Q.

Item 5.       OTHER INFORMATION

Our ratio of earnings to fixed charges for the six months ended June 30, 2010 and 2011 was 1.95 and 2.12, respectively.  We do not believe that the ratios for these six-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
+3.1	Restated Certificate of Formation of CenterPoint Houston
+3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston
4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1
4.2	First Amendment to Exhibit 4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
+12	Computation of Ratios of Earnings to Fixed Charges

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ WALTER L. FITZGERALD
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  August 4, 2011

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
+3.1	Restated Certificate of Formation of CenterPoint Houston
+3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston
4.1	$300,000,000 Second Amended and Restated Credit Agreement, dated as of June 29, 2007, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2007	1-3187	4.1
4.2	First Amendment to Exhibit 4.1, dated as of November 18, 2008, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Energy’s Form 8-K dated November 18, 2008	1-31447	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.