Form 10-Q
period 2011-09-30
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2011-11-07
CIK 48732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011
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

As of October 14, 2011, all 1,000 common shares of CenterPoint Energy Houston Electric, LLC were held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy, Inc.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2011

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

•
factors that may impact the timing and completion of our anticipated transition bond offering to recover our true-up balance, including actions by the Public Utility Commission of Texas (Texas Utility Commission), any appeals of the financing order issued by the Texas Utility Commission authorizing the issuance of such transition bonds, and future market conditions;

•	the timing and outcome of any audits, disputes and other proceedings related to taxes;

•	industrial, commercial and residential growth in our service territory and changes in market demand, including the effects of energy efficiency measures and demographic patterns;

•	weather variations and other natural phenomena;

•
the direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber attacks, data security breaches or other attempts to disrupt our businesses or the businesses of third parties, or other catastrophic events;

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

ii

•	inability of various counterparties to meet their obligations to us;

•	non-payment for our services due to financial distress of our customers;

•
the ability of GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc.) and its subsidiaries to satisfy their obligations to us, including indemnity obligations,

•
the ability of retail electric providers (REPs), including REP affiliates of NRG Energy, Inc. and REP affiliates of Energy Future Holdings Corp., which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

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

PART I.  FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED INCOME
(Millions of Dollars)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011

Revenues	$655	$707	$1,705	$1,802

Expenses:
Operation and maintenance	217	230	615	661
Depreciation and amortization	173	179	450	453
Taxes other than income taxes	53	54	157	158
Total	443	463	1,222	1,272
Operating Income	212	244	483	530

Other Income (Expense):
Interest and other finance charges	(39)	(38)	(113)	(113)
Interest on transition and system restoration bonds	(34)	(31)	(106)	(96)
Return on true-up balance	—	352	—	352
Other, net	6	15	22	30
Total	(67)	298	(197)	173

Income Before Income Taxes and Extraordinary Item	145	542	286	703
Income tax expense	53	175	104	233
Income Before Extraordinary Item	92	367	182	470
Extraordinary Item, net of tax	—	598	—	598
Net Income	$92	$965	$182	$1,068

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(Millions of Dollars)
(Unaudited)

ASSETS

	December 31, 2010	September 30, 2011
Current Assets:
Cash and cash equivalents ($198 and $103 related to VIEs at December 31, 2010 and September 30, 2011, respectively)	$198	$103
Accounts and notes receivable, net ($49 and $73 related to VIEs at December 31, 2010 and September 30, 2011, respectively)	203	276
Accounts and notes receivable – affiliated companies	919	1,024
Accrued unbilled revenues	70	79
Inventory	71	75
Taxes receivable	63	—
Deferred tax asset	3	7
Other ($39 and $41 related to VIEs at December 31, 2010 and September 30, 2011, respectively)	62	65
Total current assets	1,589	1,629

Property, Plant and Equipment:
Property, plant and equipment	7,586	7,732
Less accumulated depreciation and amortization	2,805	2,795
Property, plant and equipment, net	4,781	4,937

Other Assets:
Regulatory assets ($2,597 and $2,352 related to VIEs at December 31, 2010 and September 30, 2011, respectively)	2,675	3,743
Notes receivable — affiliated companies	750	750
Other	37	32
Total other assets	3,462	4,525

Total Assets	$9,832	$11,091

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Millions of Dollars)
(Unaudited)

LIABILITIES AND MEMBER’S EQUITY

	December 31, 2010	September 30, 2011
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$283	$307
Current portion of other long-term debt	—	46
Accounts payable	76	80
Accounts and notes payable — affiliated companies	36	28
Taxes accrued	92	88
Interest accrued	101	32
Other	74	90
Total current liabilities	662	671

Other Liabilities:
Accumulated deferred income taxes, net	1,428	2,154
Benefit obligations	215	214
Regulatory liabilities	417	430
Notes payable — affiliated companies	151	151
Other	297	93
Total other liabilities	2,508	3,042

Long-term Debt:
VIE transition and system restoration bonds	2,522	2,215
Other	2,092	2,046
Total long-term debt	4,614	4,261

Commitments and Contingencies (Note 8)

Member’s Equity:
Common stock	—	—
Paid-in capital	1,230	1,231
Retained earnings	818	1,886
Total member’s equity	2,048	3,117

Total Liabilities and Member’s Equity	$9,832	$11,091

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(AN INDIRECT WHOLLY OWNED SUBSIDIARY OF CENTERPOINT ENERGY, INC.)
CONDENSED STATEMENTS OF CONSOLIDATED CASH FLOWS
(Millions of Dollars)
(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash Flows from Operating Activities:
Net income	$182	$1,068
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	450	453
Amortization of deferred financing costs	9	9
Deferred income taxes	(21)	188
Extraordinary item, net of tax	—	(598)
Return on true-up balance	—	(352)
Changes in other assets and liabilities:
Accounts and notes receivable, net	(74)	(107)
Accounts receivable/payable, affiliates	(21)	4
Inventory	1	(4)
Accounts payable	1	2
Taxes receivable	54	63
Interest and taxes accrued	(85)	(73)
Net regulatory assets and liabilities	(17)	(25)
Other current assets	2	(1)
Other current liabilities	5	16
Other assets	—	(3)
Other liabilities	5	2
Other, net	—	—
Net cash provided by operating activities	491	642

Cash Flows from Investing Activities:
Capital expenditures	(385)	(449)
Increase in notes receivable from affiliates, net	(585)	(117)
Increase in restricted cash of transition and system restoration bond companies	(1)	(2)
Cash received from U.S. Department of Energy grant	58	110
Other, net	8	5
Net cash used in investing activities	(905)	(453)

Cash Flows from Financing Activities:
Payments of long-term debt	(241)	(283)
Debt issuance costs	—	(2)
Other, net	—	1
Net cash used in financing activities	(241)	(284)

Net Decrease in Cash and Cash Equivalents	(655)	(95)
Cash and Cash Equivalents at Beginning of Period	739	198
Cash and Cash Equivalents at End of Period	$84	$103

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$290	$279
Income taxes (refunds), net	57	(29)
Non-cash transactions:
Accounts payable related to capital expenditures	39	38

See Notes to the Interim Condensed Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background and Basis of Presentation

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

Background. CenterPoint Houston engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At September 30, 2011, CenterPoint Houston had four subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed for the principal purpose of purchasing and owning transition and system restoration property, issuing transition and system restoration bonds and performing activities incidental thereto.

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

CenterPoint Houston’s employees participate in CenterPoint Energy’s postretirement benefit plan.  CenterPoint Houston’s net periodic cost includes the following components relating to postretirement benefits:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
		(in millions)
Interest cost	$4	$4	$12	$12
Expected return on plan assets	(2)	(2)	(7)	(6)
Amortization of transition obligation	2	1	5	4
Amortization of net loss	—	1	—	1
Net periodic cost	$4	$4	$10	$11

CenterPoint Houston expects to contribute approximately $8 million to its postretirement benefit plan in 2011, of which $-0- and $5 million, respectively, was contributed during the three and nine months ended September 30, 2011.

(4)	Regulatory Matters

(a) Resolution of True-Up Appeal

In March 2004, CenterPoint Houston filed a true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other adjustments.  To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Houston recorded a net after-tax extraordinary loss of $947 million.

Various parties, including CenterPoint Houston, appealed the True-Up Order.  These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court.  On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission.  In June 2011, the Texas Supreme Court denied all motions for rehearing and issued a final mandate remanding the case to the Texas Utility Commission for further proceedings (the Remand Proceeding).

In September 2011, CenterPoint Houston reached an agreement in principle with the staff of the Texas Utility Commission and certain intervenors to settle the issues in the Remand Proceeding (the Settlement) and requested that the Texas Utility Commission abate the procedural schedule for the Remand Proceeding and reserve ruling on pending motions or issues until the Texas Utility Commission reviewed the Settlement. At its open meeting on October 13, 2011, the Texas Utility Commission voted to approve a final order (the Final Order) in the Remand Proceeding.  The Final Order provides that (i) CenterPoint Houston is entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance) in the Remand Proceeding, (ii) no further interest will accrue on the Recoverable True-Up Balance, and (iii) CenterPoint Houston will reimburse certain parties for their reasonable rate case expenses.  The Final Order is consistent with the terms of the Settlement, which resolved all matters in the Remand Proceeding. The Final Order was issued by the Texas Utility Commission on October 19, 2011. Any party may appeal the Final Order by filing a motion for rehearing within 20 days from the date the party received notice of the Final Order.

On October 27, 2011 the Texas Utility Commission issued a financing order (the Financing Order) that authorizes the issuance of transition bonds by CenterPoint Houston to securitize the Recoverable True-Up Balance. The Financing Order is subject to appeal within 15 days from the date it was issued. The timing and completion of any transition bond offering will ultimately depend on a number of factors, including actions by the Texas Utility Commission, any appeals of the Financing Order, and future market conditions.

As a result of the Final Order, CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($598 million after-tax of $323 million) and $352 million ($229 million after-tax) of Other Income related to a portion of interest on the appealed amount. An additional $405 million ($263 million after-tax) will be recorded as an equity return over the life of the transition bonds.

As of September 30, 2011, CenterPoint Houston has not recognized an allowed equity return of $165 million on the portion of its true-up balance that had previously been securitized because such return will be recognized as it is recovered in rates. During the three months ended September 30, 2010 and 2011, CenterPoint Houston recognized approximately $5 million and $6 million, respectively, of the allowed equity return not previously recognized.  During the nine months ended September 30, 2010 and 2011, CenterPoint Houston recognized approximately $12 million and $13 million, respectively, of the allowed equity return not previously recognized.

(b) Rate Proceedings

June 2010 Rate Proceeding. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area.

Following hearings in the fall of 2010, the Texas Utility Commission issued its order on May 12, 2011. In response to motions filed by several parties, including CenterPoint Houston, on June 23, 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision. CenterPoint Houston implemented revised rates on September 1, 2011 based on the order on rehearing. The order on rehearing has been appealed to the Texas courts by various parties; however, a procedural schedule has not been established.

The order on rehearing provides for a base rate increase for CenterPoint Houston of approximately $14.7 million per year for delivery charges to the retail electric providers and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs. The order authorizes a return on equity for CenterPoint Houston of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements CenterPoint Houston’s request to reconcile costs incurred for the advanced metering system (AMS) project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the U.S. Department of Energy. As a result of the Texas Utility Commission’s order, CenterPoint Houston anticipates that normalized annual operating income will be reduced by approximately $30 million.

Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of the 2010 energy efficiency program costs and a partial performance bonus of approximately $8 million, plus carrying costs, but disallowed recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  CenterPoint Houston began collecting the approved amounts in July 2010. CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas. In October 2010, the district court upheld the Texas Utility Commission’s decision.  In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals at Austin, Texas. Oral arguments were heard in October 2011, and the case remains pending.

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

In April 2011, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery in 2012 of approximately $44.3 million consisting of: (1) estimated 2012 energy efficiency program costs of approximately $35.8 million; (2) an energy efficiency performance bonus based on CenterPoint Houston’s 2010 program achievements of approximately $5.8 million; (3) the amount of lost revenues due to verified and reported 2010 energy savings of approximately $2.2 million; and (4) approximately $0.5 million for under-recovery of 2010 program costs. In the preliminary order in this proceeding, the Texas Utility Commission has excluded approximately $2.1 million of the requested performance bonus for the 2010 programs and has concluded that it does not have the statutory authority to permit recovery of the requested $2.2 million of lost revenues associated with the 2010 programs. In August 2011, CenterPoint Houston and the parties agreed to forego a hearing and admit evidence supporting the recovery of (1) the estimated 2012 energy efficiency costs of approximately $35.8 million, (2) an energy efficiency performance bonus of approximately $3.6 million, and (3) approximately $0.5 million for under-recovery of 2010 program costs. CenterPoint Houston has filed notification that it reserves its right to appeal the denial of the full 2010 performance bonus and lost revenues. The proposed rate adjustments are expected to take effect with the commencement of CenterPoint Houston’s January 2012 billing month.

In August 2011, CenterPoint Houston filed a Transmission Cost of Service application with the Texas Utility Commission seeking an increase in annual revenue of approximately $3.4 million. In September 2011, the Texas Utility Commission approved the application and the rates became effective at that time.

In September 2011, a new rule of the Texas Utility Commission relating to a Distribution Cost Recovery Factor (DCRF) became effective. The new rule permits an electric utility such as CenterPoint Houston to file each year to recover through a separate DCRF a return on changes to certain distribution-related capital investments, net of any changes in distribution-related accumulated deferred income taxes, as well as related changes to depreciation expense and taxes. The utility is allowed to request one DCRF annually unless in the previous year it was found to have earned in excess of its authorized return on equity as calculated in its annual earnings monitoring report on a weather-adjusted basis, in which case the DCRF is not available. The utility is limited to four DCRF filings and then must seek a full rate proceeding before it can request a subsequent DCRF. The rule expires January 1, 2017.

In October 2011, CenterPoint Houston and certain other parties filed a non-unanimous stipulation (Transmission Stipulation) with the Texas Utility Commission to resolve claims related to the “transition mechanism” component of certain invalidated transmission pricing rules. The Transmission Stipulation resolves all remaining claims that arose from or relate to wholesale transmission service and charges within the Electric Reliability Council of Texas, Inc. (ERCOT) for the period from September 1, 1999 to December 31, 1999 during which the Texas Utility Commission had continued to utilize the “transition mechanism” component of the invalidated transmission pricing rules in setting ERCOT transmission rates. The Transmission Stipulation was filed by all parties to the proceeding, except CPS Energy. Under the Transmission Stipulation, CenterPoint Houston's payment of $5.6 million is to be made within 30 days after issuance of a final appealable order. It is expected that a final appealable order will be issued in early 2012.  CenterPoint Houston will seek recovery of the payment through its Transmission Cost Recovery Factor mechanism.

(5)	Fair Value Measurements

Assets and liabilities that are recorded at fair value in the Condensed Consolidated Balance Sheets are categorized based upon the level of judgment associated with the inputs used to measure their value. Hierarchical levels, as defined below and directly related to the amount of subjectivity associated with the inputs to fair valuations of these assets and liabilities, are as follows:

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2010 and September 30, 2011, CenterPoint Houston held Level 1 investments of $36 million and $37 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2010 or September 30, 2011.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2010 or September 30, 2011.

CenterPoint Houston determines the appropriate level for each financial asset and liability on a quarterly basis and recognizes any transfers at the end of the reporting period.  For the quarter ended September 30, 2011, there were no transfers between levels.

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

	December 31, 2010		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(in millions)
Financial liabilities:
Long-term debt (including $151 million of long- term notes payable to parent)	$5,048	$5,499	$4,765	$5,348

(6)	Related Party Transactions and Major Customers

Related Party Transactions. CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $899 million and $1.0 billion at December 31, 2010 and September 30, 2011, respectively, which are included in accounts and notes receivable-affiliated companies in the Condensed Consolidated Balance Sheets.

At December 31, 2010 and September 30, 2011, CenterPoint Houston had a $750 million note receivable from its parent.

CenterPoint Houston had net interest income related to affiliate borrowings of $5 million for both the three months ended September 30, 2010 and 2011 and $14 million and $15 million, respectively, for the nine months ended September 30, 2010 and 2011, included in Other Income.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $32 million for  both the three months ended September 30, 2010 and 2011, respectively, and $96 million and $103 million for the nine months ended September 30, 2010 and 2011, respectively, and are included primarily in operation and maintenance expenses.

Major Customers. Sales to affiliates of NRG Energy, Inc. (NRG) in the three months ended September 30, 2010 and 2011 represented approximately $179 million and $188 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings Corp. (Energy Future Holdings) in the three months ended September 30, 2010 and 2011 represented approximately $57 million and

$58 million, respectively, of CenterPoint Houston’s transmission and distribution revenues. Sales to affiliates of NRG in the nine months ended September 30, 2010 and 2011 represented approximately $446 million and $448 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.  Sales to affiliates of Energy Future Holdings in the nine months ended September 30, 2010 and 2011 represented approximately $141 million and $139 million, respectively, of CenterPoint Houston’s transmission and distribution revenues.

(7)	Long-term Debt

Revolving Credit Facility. In the third quarter of 2011, CenterPoint Houston’s revolving credit facility was replaced with a five-year revolving credit facility of similar borrowing capacity. As of December 31, 2010 and September 30, 2011, CenterPoint Houston had the following revolving credit facility and utilization of such facility (in millions):

December 31, 2010			September 30, 2011
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans	Letters of Credit
$289	$—	$4	$300	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at London Interbank Offered Rate (LIBOR) plus 150 basis points based on CenterPoint Houston's current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of the borrower's total capitalization.

Other. At both December 31, 2010 and September 30, 2011, CenterPoint Houston had issued $151 million of first mortgage bonds as collateral for long-term debt of CenterPoint Energy. As of December 31, 2010 and September 30, 2011, CenterPoint Houston had issued $527 million and $508 million, respectively, of general mortgage bonds as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in the consolidated financial statements because of the contingent nature of the obligations.

(8)	Commitments and Contingencies

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI, CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI Energy, Inc., and RRI Energy, Inc. changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation, nor does it affect the terms of existing guaranty arrangements for certain GenOn gas transportation contracts discussed below.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), an indirect subsidiary of CenterPoint Energy, is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In July 2011, the court issued an order dismissing the plaintiffs’ claims against the other defendants in the case, each of whom had demonstrated Federal Energy Regulatory Commission jurisdictional sales for resale during the relevant period, based on federal preemption. The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit.  Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases. CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

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

During the three and nine months ended September 30, 2010, the effective tax rate was 37% and 36%, respectively.  During the three and nine months ended September 30, 2011, the effective tax rate was 32% and 33%, respectively. The most significant item affecting the comparability of the effective tax rate for both the three and nine months ended September 30, 2010 and 2011 is a change in tax reserve.  CenterPoint Houston recorded an $11 million and $9 million decrease in accrued interest for tax reserves related to the potential normalization violation during the three months and nine months ended September 30, 2011, respectively.

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

The following table summarizes CenterPoint Houston’s unrecognized tax benefits at December 31, 2010 and September 30, 2011:

	December 31, 2010	September 30, 2011
	(in millions)
Unrecognized tax benefits	$232	$44
Portion of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate	14	16
Interest accrued on unrecognized tax benefits	17	4

The decrease of $188 million in unrecognized tax benefits from December 31, 2010 is primarily related to the remeasurement of unrecognized tax benefits for the potential normalization violation.  As a result of the Settlement, discussed in Note 4(a), CenterPoint Houston has determined that the potential normalization violation has been prevented and consequently, recorded a reduction to the unrecognized tax benefits by $268 million during the three months ended September 30, 2011, of which $203 million was related to the balance as of December 31, 2010 with the remaining $65 million related to the six months ended June 30, 2011. The unrecognized tax benefit for the normalization issue was a temporary difference and, therefore, the decrease in the balance thereto resulted in an increase to the deferred tax liability of $257 million and a decrease in income tax expense of $11 million for the release of accrued interest expense.

It is reasonably possible that the total amount of unrecognized tax benefits could decrease by $30 million over the next 12 months depending on the result of CenterPoint Energy’s administrative appeal relating to the Internal Revenue Service’s (IRS) disallowance of CenterPoint Houston’s casualty loss deduction associated with the damage caused by Hurricane Ike.  Additionally, the casualty loss deduction is a temporary difference and, therefore, any increase or decrease in the balance of unrecognized tax benefits related thereto would not affect the effective tax rate.

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

We meet the conditions specified in General Instruction H(1)(a) and (b) to Form 10-Q and are therefore permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies.  Accordingly, we have omitted from this report the information called for by Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations), Item 3 (Quantitative and Qualitative Disclosures About Market Risk) of Part I and the following Part II items of Form 10-Q: Item 2 (Unregistered Sales of Equity Securities and Use of Proceeds), Item 3 (Defaults Upon Senior Securities) and Item 4 (Submission of Matters to a Vote of Security Holders).  The following discussion explains material changes in our results of operations between the three and nine months ended September 30, 2010 and the three and nine months ended September 30, 2011.  Reference is made to “Management’s Narrative Analysis of Results of Operations” in Item 7 of our 2010 Form 10-K.

Recent Events

Resolution of True-Up Appeal

In March 2004, we filed a true-up application with the Public Utility Commission of Texas (Texas Utility Commission), requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other adjustments. To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million.

Various parties, including us, appealed the True-Up Order. These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court. On March 18, 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. In June 2011, the Texas Supreme Court denied all motions for rehearing and issued a final mandate remanding the case to the Texas Utility Commission for further proceedings (the Remand Proceeding).

In September 2011, we reached an agreement in principle with the staff of the Texas Utility Commission and certain intervenors to settle the issues in the Remand Proceeding (the Settlement) and requested that the Texas Utility Commission abate the procedural schedule for the Remand Proceeding and reserve ruling on pending motions or issues until the Texas Utility Commission reviewed the Settlement. At its open meeting on October 13, 2011, the Texas Utility Commission voted to approve a final order (the Final Order) in the Remand Proceeding.  The Final Order provides that (i) we are entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance) in the Remand Proceeding, (ii) no further interest will accrue on the Recoverable True-Up Balance, and (iii) we will reimburse certain parties for their reasonable rate case expenses.  The Final Order is consistent with the terms of the Settlement, which resolved all matters in the Remand Proceeding. The Final Order was issued by the Texas Utility Commission on October 19, 2011. Any party may appeal the Final Order by filing a motion for rehearing within 20 days from the date the party received notice of the Final Order.

On October 27, 2011, the Texas Utility Commission issued a financing order (the Financing Order) that authorizes the issuance of transition bonds by us to securitize the Recoverable True-Up Balance.  The Financing Order is subject to appeal within 15 days from the date it was issued. The timing and completion of any transition bond offering will ultimately depend on a number of factors, including actions by the Texas Utility Commission, any appeals of the Financing Order, and future market conditions.

As a result of the Final Order, we recorded a pre-tax extraordinary gain of $921 million ($598 million after-tax of $323 million) and $352 million ($229 million after-tax) of Other Income related to a portion of interest on the appealed amount. An additional $405 million ($263 million after-tax) will be recorded as an equity return over the life of the transition bonds.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) selected us for a $200 million grant for our advanced metering system (AMS) and intelligent grid (IG) projects.  In March 2010, we and the DOE completed negotiations and finalized the agreement. Under the terms of agreement, the DOE has agreed to reimburse us for 50% of our eligible costs until the total amount of the grant has been paid.  Through September 30, 2011, we have received the entire $200 million of grant funding from the DOE. We estimate that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the deployment period. We are using $150 million of the grant funding to accelerate completion of our deployment of advanced meters to 2012, instead of 2014 as originally scheduled.  We will use the other $50 million from the grant for an initial deployment of an IG in a portion of our service territory to be completed in 2013.  It is expected that the portion of the IG project subject to funding by the DOE will cost approximately $115 million.  We believe the IG has the potential to provide an improvement in grid planning, operations, maintenance and customer service for our distribution system.

In March 2010, the Internal Revenue Service (IRS) announced through the issuance of Revenue Procedure 2010-20 that it was providing a safe harbor to corporations that receive a Smart Grid Investment Grant. The IRS stated that it would not challenge a corporation’s treatment of the grant as a non-taxable non-shareholder contribution to capital as long as the corporation properly reduced the tax basis of specified property.

2010 Rate Case

As required under the final order in our 2006 rate proceeding, in June 2010 we filed an application to change rates with the Texas Utility Commission and the cities in our service area.

Following hearings in the fall of 2010, the Texas Utility Commission issued its order on May 12, 2011.  In response to motions filed by several parties, including us, on June 23, 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision. We implemented revised rates on September 1, 2011 based on the order on rehearing.  The order on rehearing has been appealed to the Texas courts by various parties; however, a procedural schedule has not been established.

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

The following table sets forth our consolidated results of operations for the three and nine months ended September 30, 2010 and 2011, followed by a discussion of our consolidated results of operations based on operating income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
	(in millions, except customer data)
Revenues:
Electric transmission and distribution utility	$520	$565	$1,361	$1,454
Transition and system restoration bond companies	135	142	344	348
Total revenues	655	707	1,705	1,802
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	215	228	609	655
Depreciation and amortization, excluding transition and system restoration bond companies	75	70	219	207
Taxes other than income taxes	52	54	156	158
Transition and system restoration bond companies	101	111	238	252
Total expenses	443	463	1,222	1,272
Operating income	212	244	483	530
Interest and other finance charges	(39)	(38)	(113)	(113)
Interest on transition and system restoration bonds	(34)	(31)	(106)	(96)
Return on true-up balance	—	352	—	352
Other income, net	6	15	22	30
Income before income taxes and extraordinary item	145	542	286	703
Income tax expense	53	175	104	233
Income before extraordinary item	92	367	182	470
Extraordinary item, net of tax	—	598	—	598
Net Income	$92	$965	$182	$1,068

Operating Income:
Electric transmission and distribution utility	$178	$213	$377	$434
Transition and system restoration bond companies (1)	34	31	106	96
Total operating income	$212	$244	$483	$530

Throughput (in gigawatt-hours (GWh)):
Residential	9,262	10,682	21,499	23,338
Total	23,342	24,957	59,952	62,802

Number of metered customers at period end:
Residential	1,868,421	1,899,479	1,868,421	1,899,479
Total	2,115,595	2,150,731	2,115,595	2,150,731

(1)      Represents the amount necessary to pay interest on the transition and system restoration bonds.

Three months ended September 30, 2011 compared to three months ended September 30, 2010

We reported operating income of $244 million for the three months ended September 30, 2011, consisting of $213 million from the regulated electric transmission and distribution utility (TDU) and $31 million related to transition and system restoration bond companies. For the three months ended September 30, 2010, operating income totaled $212 million, consisting of $178 million from the TDU and $34 million related to transition and system restoration bond companies. TDU revenues increased $45 million due to increased usage ($36 million), primarily due to favorable weather, and higher revenues due to customer growth ($6 million) from the addition of over 35,000 new customers. Operation and maintenance expenses increased $13 million due to higher transmission costs billed by transmission providers ($7 million) and increased labor and benefit costs ($7 million). Depreciation expense decreased by $5 million primarily due to lower depreciation rates implemented in September 2011 as a result of the 2010 rate case.

Nine months ended September 30, 2011 compared to nine months ended September 30, 2010

We reported operating income of $530 million for the nine months ended September 30, 2011, consisting of $434 million from the TDU and $96 million related to transition and system restoration bond companies. For the nine months ended September 30, 2010, operating income totaled $483 million, consisting of $377 million from the TDU and $106 million related to transition and system restoration bond companies. TDU revenues increased $93 million due to increased usage ($45 million), primarily due to favorable weather, higher transmission-related revenues ($25 million) and higher revenues due to customer growth ($13 million) from the addition of over 35,000 new customers. Operation and maintenance expenses increased $46 million due to higher transmission costs billed by transmission providers ($24 million), increased labor and benefit costs ($10 million), increased contracts and services ($5 million) and other operating expense increases ($6 million). Depreciation expense decreased by $12 million in part due to lower depreciation rates implemented in September 2011 as a result of the 2010 rate case.

Income Tax Expense. During the three and nine months ended September 30, 2010, our effective tax rate was 37% and 36%, respectively.  During the three and nine months ended September 30, 2011, our effective tax rate was 32% and 33%, respectively. The most significant item affecting the comparability of our effective tax rate for both the three and nine months ended September 30, 2010 and 2011 is a a change in tax reserve.  We recorded an $11 million and $9 million decrease in accrued interest for tax reserves related to the potential normalization violation during the three months and nine months ended September 30, 2011, respectively, as discussed in Note 9.

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

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Substantially all of our capital expenditures are expected to be used for investment in infrastructure to maintain the reliability and safety of our operations. Our principal cash requirements for the remaining three months of 2011 include approximately $240 million of capital expenditures.

We expect that borrowings under our credit facility, anticipated cash flows from operations and funds from the liquidation of temporary money pool investments will be sufficient to meet our anticipated cash needs in the remaining three months of 2011. Cash needs or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets or the arrangement of additional credit facilities.  Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

In the fourth quarter of 2011 or the first quarter of 2012, we expect to receive proceeds of $1.695 billion, less issuance costs, from the securitization of the Recoverable True-Up Balance.

Off-Balance Sheet Arrangements.  Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

In May 2009, RRI Energy, Inc. (RRI) (formerly known as Reliant Energy, Inc. and Reliant Resources, Inc.) sold its Texas retail business to a subsidiary of NRG Energy, Inc. (NRG).  In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI and RRI changed its name from RRI Energy, Inc. to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters GenOn’s contractual obligations to indemnify us for certain liabilities, including its indemnification obligations regarding certain litigation.

Credit Facility.  In the third quarter of 2011, our revolving credit facility was replaced with a five-year revolving credit facility of similar borrowing capacity. As of October 14, 2011, we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at October 14, 2011		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2016

(1)	Represents outstanding letters of credit.

Our $300 million credit facility can be drawn at London Interbank Offered Rate (LIBOR) plus 150 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of our total capitalization.

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

Temporary Investments.  As of October 14, 2011, we had no external temporary investments.

Money Pool. We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings by CenterPoint Energy under its revolving credit facility or the sale by CenterPoint Energy of its commercial paper. At October 14, 2011, we had $1.1 billion invested in the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt. Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by our wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries: CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC and CenterPoint Energy Restoration Bond Company, LLC as of September 30, 2011. Amounts are expressed in millions.

Year	Third-Party	Affiliate	Sub-Total	Transition and System Restoration Bonds	Total
2012	$46	$—	$46	$307	$353
2013	450	—	450	330	780
2014	800	—	800	235	1,035
2015	—	151	151	249	400
2016	—	—	—	266	266
2017	127	—	127	283	410
2018	—	—	—	303	303
2019	—	—	—	323	323
2020	—	—	—	91	91
2021	102	—	102	66	168
2022	—	—	—	69	69
2023	200	—	200	—	200
2027	56	—	56	—	56
2033	312	—	312	—	312
Total	$2,093	$151	$2,244	$2,522	$4,766

As of September 30, 2011, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	229	508	(1)	2,499
Total	$1,864	$229	$659		$2,752

(1)	Of such amount, $290 million collateralizes bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

The lien of the general mortgage indenture is junior to that of the mortgage pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.5 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of September 30, 2011.  However, we have contractually agreed not to issue additional first mortgage bonds, subject to certain exceptions.

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

Impact on Liquidity of a Downgrade in Credit Ratings. The interest on borrowings under our credit facility is based on our credit rating. As of October 14, 2011, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services, a division of The McGraw Hill Companies (S&P), and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

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

A decline in credit ratings could increase borrowing costs under our credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at September 30, 2011, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of September 30, 2011, provide that a payment default by us, in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

Other Factors that Could Affect Cash Requirements. In addition to the above factors, our liquidity and capital resources could be affected by:

•	increases in interest expense in connection with debt refinancings and borrowings under our credit facility;

•	various legislative or regulatory actions;

•	the ability of GenOn and its subsidiaries to satisfy their obligations in respect of GenOn’s indemnity obligations to us;

•	the ability of REPs, including REP affiliates of NRG and REP affiliates of Energy Future Holdings Corp., which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of Part I of our 2010 Form 10-K and in Item 1A of Part II of our First Quarter Form 10-Q.

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

Item 4.       CONTROLS AND PROCEDURES

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of September 30, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 5.       OTHER INFORMATION

Our ratio of earnings to fixed charges for the nine months ended September 30, 2010 and 2011 was 2.30 and 4.30, respectively.  We do not believe that the ratios for these nine-month periods are necessarily indicative of the ratios for the twelve-month periods due to the seasonal nature of our business.  The ratios were calculated pursuant to applicable rules of the Securities and Exchange Commission.

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC

By:	/s/ WALTER L. FITZGERALD
Walter L. Fitzgerald
Senior Vice President and Chief Accounting Officer

Date:  November 7, 2011

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit References
3.1	Restated Certificate of Formation of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.1
3.2	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	CenterPoint Houston’s Form 10-Q for the quarter ended June 30, 2011	1-3187	3.2
4.1	$300,000,000 Credit Agreement, dated as of September 9, 2011, among CenterPoint Houston, as Borrower, and the banks named therein	CenterPoint Houston’s Form 8-K dated September 9, 2011	1-3187	4.2
+12	Computation of Ratios of Earnings to Fixed Charges
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document (1)
+101.SCH	XBRL Taxonomy Extension Schema Document (1)
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (1)
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (1)
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)
(1)           Furnished, not filed.