Form 10-K
period 2011-12-31
CENTERPOINT ENERGY HOUSTON ELECTRIC LLC
filed 2012-03-12
CIK 48732

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes ☐ No ☑
The aggregate market value of the common equity held by non-affiliates as of June 30, 2011: None

i

We meet the conditions specified in General Instruction I (1)(a) and (b) of Form 10-K and are thereby permitted to use the reduced disclosure format for wholly owned subsidiaries of reporting companies specified therein. Accordingly, we have omitted from this report the information called for by Item 10 (Directors, Executive Officers and Corporate Governance), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters) and Item 13 (Certain Relationships and Related Transactions, and Director Independence) of Form 10-K. In lieu of the information called for by Item 6 (Selected Financial Data) and Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of Form 10-K, we have included, under Item 7, Management’s Narrative Analysis of Results of Operations to explain the reasons for material changes in the amount of revenue and expense items between 2009, 2010 and 2011.

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

OUR BUSINESS

Overview

We provide electric transmission and distribution services to retail electric providers (REPs) serving over two million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately six million people and includes the city of Houston. In this report, unless the content indicates otherwise, references to “CenterPoint Houston,” “we,” “us” or similar terms mean CenterPoint Energy Houston Electric, LLC and its subsidiaries. We are an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  We have only one reportable business segment: Electric Transmission & Distribution.

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

Electric Transmission

On behalf of REPs, we deliver electricity from power plants to substations, from one substation to another and to retail electric customers taking power at or above 69 kilovolts (kV) in locations throughout our certificated service territory. We construct and maintain transmission facilities and provide transmission services under tariffs approved by the Public Utility Commission of Texas (Texas Utility Commission).

Electric Distribution

In the Electric Reliability Council of Texas, Inc. (ERCOT), end users purchase their electricity directly from certificated REPs. We deliver electricity for REPs in our certificated service area by carrying lower-voltage power from the substation to the retail electric customer. Our distribution network receives electricity from the transmission grid through power distribution substations and delivers electricity to end users through distribution feeders. Our operations include construction and maintenance of distribution facilities, metering services, outage response services and call center operations. We provide distribution services under tariffs approved by the Texas Utility Commission. Texas Utility Commission rules and market protocols govern the commercial operations of distribution companies and other market participants. Rates for these existing services are established pursuant to rate proceedings conducted before municipalities that have original jurisdiction and the Texas Utility Commission.

ERCOT Market Framework

We are a member of ERCOT. Within ERCOT, prices for wholesale generation and retail electric sales are unregulated, but services provided by transmission and distribution companies are regulated by the Texas Utility Commission. ERCOT serves as the regional reliability coordinating council for member electric power systems in most of Texas. ERCOT membership is open to consumer groups, investor and municipally-owned electric utilities, rural electric cooperatives, independent generators, power marketers, river authorities and REPs. The ERCOT market includes most of the State of Texas, other than a portion of the panhandle, portions of the eastern part of the state bordering Arkansas and Louisiana and the area in and around El Paso. The ERCOT market represents approximately 85% of the demand for power in Texas and is one of the nation’s largest power markets. The ERCOT market included available generating capacity of approximately 73,000 megawatts (MW) at December 31, 2011. There are only limited direct current interconnections between the ERCOT market and other power markets in the United States and Mexico.

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

Our electric transmission business, along with those of other owners of transmission facilities in Texas, supports the operation of the ERCOT ISO. Our transmission business has planning, design, construction, operation and maintenance responsibility for the portion of the transmission grid and for the load-serving substations it owns, primarily within its certificated area. We participate with the ERCOT ISO and other ERCOT utilities to plan, design, obtain regulatory approval for and construct new transmission lines necessary to increase bulk power transfer capability and to remove existing constraints on the ERCOT transmission grid.

Resolution of True-Up Appeal

In 1999, the Texas legislature adopted the Texas Electric Choice Plan (Texas electric restructuring law) that led to the restructuring of certain integrated electric utilities operating within Texas. Pursuant to that legislation, integrated electric utilities operating within ERCOT were required to unbundle their integrated operations into separate retail sales, power generation and transmission and distribution companies. The legislation provided for a transition period to move to the new market structure and provided a true-up mechanism for the formerly integrated electric utilities to recover stranded and certain other costs resulting from the transition to competition. Those costs were recoverable after approval by the Texas Utility Commission either through the issuance of securitization bonds or through the implementation of a competition transition charge (CTC) as a rider to the utility's tariff.

Our integrated utility business was restructured in accordance with the Texas electric restructuring law and its generating stations were sold to third parties. In March 2004, we filed a true-up application with the Texas Utility Commission, requesting recovery of associated costs of $3.7 billion, excluding interest, as allowed under the Texas electric restructuring law. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other adjustments. To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million.

Various parties, including us, appealed the True-Up Order. These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court. In March 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. In June 2011, the Texas Supreme Court issued a final mandate remanding the case to the Texas Utility Commission for further proceedings (the Remand Proceeding).

In September 2011, we reached an agreement in principle with the staff of the Texas Utility Commission and certain intervenors to settle the issues in the Remand Proceeding (the Settlement). In October 2011, the Texas Utility Commission approved a final order (the Final Order) in the Remand Proceeding consistent with the Settlement. The Final Order provided that (i) we are entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance) in the Remand Proceeding, (ii) no further interest would accrue on the Recoverable True-Up Balance, and (iii) we will reimburse certain parties for their reasonable rate case expenses.

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by us to securitize the Recoverable True-Up Balance. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of ours, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, we recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in our service territory.

As a result of the Final Order, we recorded a pre-tax extraordinary gain of $921 million ($598 million after-tax) and $352 million ($229 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($263 million after-tax) will be recorded as an equity return over the life of the transition bonds.

Customers

We serve nearly all of the Houston/Galveston metropolitan area. At December 31, 2011, our customers consisted of 86 REPs, which sell electricity to over two million metered customers in our certificated service area, and municipalities, electric cooperatives and other distribution companies located outside our certificated service area. Each REP is licensed by, and must meet minimum creditworthiness criteria established by, the Texas Utility Commission.

Sales to REPs that are affiliates of NRG Energy, Inc. (NRG) represented approximately 44%, 38% and 36% of our transmission and distribution revenues in 2009, 2010 and 2011, respectively.  Sales to affiliates of Energy Future Holdings Corp. (Energy Future Holdings) represented approximately 12%, 12% and 11% of our transmission and distribution revenues in 2009, 2010 and 2011, respectively.  Our aggregate billed receivables balance from REPs as of December 31, 2011 was $163 million.  Approximately 39% and 11% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. We do not have long-term contracts with any of our customers. We operate using a continuous billing cycle, with meter readings being conducted and invoices being distributed to REPs each business day.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In December 2008, we received approval from the Texas Utility Commission to deploy an advanced metering system (AMS) across our service territory during the following five years. We began installing advanced meters in March 2009.  This innovative technology should encourage greater energy conservation by giving Houston-area electric consumers the ability to better monitor and manage their electric use and its cost in near real time. To recover the cost of the AMS, the Texas Utility Commission approved a monthly surcharge payable by REPs, initially over 12 years.  For the first 24 months, which began in February 2009, the surcharge for residential customers was $3.24 per month.  Beginning in February 2011, the surcharge was reduced to $3.05 per month.  In September 2011, the surcharge duration was reduced from 12 years to approximately six years for residential customers and approximately eight years for commercial customers. The surcharge amounts are subject to upward or downward adjustment in future proceedings to reflect actual costs incurred and to address required changes in scope.

We are also pursuing deployment of an electric distribution grid automation strategy that involves the implementation of an “Intelligent Grid” (IG) which would provide on-demand data and information about the status of facilities on our system. Although this technology is still in the developmental stage, we believe it has the potential to provide an improvement in grid planning, operations, maintenance and customer service for our distribution system. These improvements are expected to result in fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of our workforce. We expect to include the costs of the deployment in future rate proceedings before the Texas Utility Commission.

In October 2009, the U.S. Department of Energy (DOE) notified us that we had been selected for a $200 million grant to help fund our AMS and IG projects.  As of December 31, 2011, we had received substantially all of the $200 million of grant funding from the DOE. We have used $150 million of the grant funding to accelerate completion of our deployment of advanced meters to 2012, instead of 2014 as originally scheduled. We estimate that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the advanced meter deployment period, of which approximately $590 million had been spent as of December 31, 2011. We are using the other $50 million from the grant for an initial deployment of an IG in a portion of our service territory. This initial deployment is expected to be completed in 2013. It is expected that the portion of the IG project subject to partial funding by the DOE will cost approximately $115 million.

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

Competition

There are no other electric transmission and distribution utilities in our service area. In order for another provider of transmission and distribution services to provide such services in our territory, it would be required to obtain a certificate of convenience and necessity from the Texas Utility Commission and, depending on the location of the facilities, may also be required to obtain franchises from one or more municipalities. We know of no other party intending to enter this business in our service area at this time. Distributed generation could result in a reduction of demand for our electric distribution services, but has not been a significant factor to date.

Seasonality

A significant portion of our revenues is derived from rates that we collect from each REP based on the amount of electricity we deliver on behalf of such REP. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months.

Properties

All of our properties are located in Texas. Our properties consist primarily of high-voltage electric transmission lines and poles, distribution lines, substations, service centers, service wires and meters. Most of our transmission and distribution lines have been constructed over lands of others pursuant to easements or along public highways and streets as permitted by law.

All of our real and tangible properties, subject to certain exclusions, are currently subject to:

•	the lien of a Mortgage and Deed of Trust (the Mortgage) dated November 1, 1944, as supplemented; and

•	the lien of a General Mortgage (the General Mortgage) dated October 10, 2002, as supplemented, which is junior to the lien of the Mortgage.

As of December 31, 2011, we had approximately $2.5 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $508 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated of which $100 million secured bonds that were redeemed in March 2012 and $290 million secure bonds that are owned by CenterPoint Energy and (b) approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2011, we had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.5 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2011. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

Electric Lines — Overhead.  As of December 31, 2011, we owned 27,952 pole miles of overhead distribution lines and 3,716 circuit miles of overhead transmission lines, including 391 circuit miles operated at 69,000 volts, 2,109 circuit miles operated at 138,000 volts and 1,216 circuit miles operated at 345,000 volts.

Electric Lines — Underground.  As of December 31, 2011, we owned 20,781 circuit miles of underground distribution lines and 26 circuit miles of underground transmission lines, including two circuit miles operated at 69,000 volts and 24 circuit miles operated at 138,000 volts.

Substations.  As of December 31, 2011, we owned 232 major substation sites having a total installed rated transformer capacity of 52,732 megavolt amperes.

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

Federal Energy Regulatory Commission

We are not a “public utility” under the Federal Power Act and, therefore, are not generally regulated by the FERC, although certain of our transactions are subject to limited FERC jurisdiction. The FERC has certain responsibilities with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by us and other utilities within ERCOT. The FERC has designated the NERC as the Electric Reliability Organization (ERO) to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system (Electric Entities). The ERO and the FERC have authority to (a) impose fines and other sanctions on Electric Entities that fail to comply with approved standards and (b) audit compliance with approved standards. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the TRE. We do not anticipate that the reliability standards proposed by the NERC and approved by the FERC will have a material adverse impact on our operations. To the extent that we are required to make additional expenditures to comply with these standards, it is anticipated that we will seek to recover those costs through the transmission charges that are imposed on all distribution service providers within ERCOT for electric transmission provided.

As a public utility holding company, under the Public Utility Holding Company Act of 2005, CenterPoint Energy  and its subsidiaries, including us, are subject to reporting and accounting requirements and are required to maintain certain books and records and make them available for review by the FERC and state regulatory authorities in certain circumstances.

State and Local Regulation

We conduct our operations pursuant to a certificate of convenience and necessity issued by the Texas Utility Commission that covers our present service area and facilities. The Texas Utility Commission and municipalities have the authority to set the rates and terms of service provided by us under cost of service rate regulation.

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

Resolution of True-Up Appeal.  For a discussion of our true-up proceedings, see “— Our Business — Electric Transmission & Distribution — Resolution of True-Up Appeal” above.

Rate Proceedings.  For a discussion of our ongoing rate proceedings, see Note 4(c) to our consolidated financial statements.

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

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be different from the amounts we currently anticipate. We try to anticipate future regulatory requirements that might be imposed and plan accordingly to remain in compliance with changing environmental laws and regulations and to minimize the costs of such compliance.

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

Global Climate Change

In recent years, there has been increasing public debate regarding the potential impact on global climate change by various “greenhouse gases” (GHGs) such as carbon dioxide, a byproduct of burning fossil fuels, and methane. The United States Congress has, from time to time, considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation. Some of the proposals would require industrial sources to meet stringent new standards that would require substantial reductions in carbon emissions. In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Durban, South Africa in 2011.  Also, the U.S. Environmental Protection Agency (EPA) has undertaken efforts to collect information regarding GHG emissions and their effects. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating  GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources under the Clean Air Act's Prevention of Significant Deterioration and Title V programs.  Additionally, the EPA expanded its existing “Mandatory Reporting of Greenhouse Gases Rule” to include upstream petroleum and natural gas systems, which requires facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year to report annual GHG emissions. These additional reporting requirements begin in 2012.  These permitting and reporting requirements could lead to further regulation of GHGs by the EPA.

Although it now appears unlikely that new legislation regarding GHGs will  be adopted in the near term, action by the EPA to impose new regulations and standards regarding GHG emissions is underway and has resulted in new regulatory reporting requirements.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.  At this point in time, however, it would be speculative to try to quantify the magnitude of the impacts from possible new regulatory actions related to GHG emissions, either positive or negative, on our business.

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify.  Warmer temperatures in our service territory may increase our revenues from transmission and distribution through increased demand for electricity for cooling.  Another possible climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since many of our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

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

Liability for Preexisting Conditions

Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or us, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or us, but currently owned by NRG. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG.  Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, we or CenterPoint Energy, as appropriate, intend to continue vigorously contesting claims that we do not consider to have merit and we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

Other Environmental. From time to time we identify the presence of environmental contaminants on property where we conduct or have conducted operations.  Other such sites involving contaminants may be identified in the future.  We have and expect to continue to remediate identified sites consistent with our legal obligations. From time to time we have received notices from regulatory authorities or others regarding our status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, we have been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, we do not expect, based on our experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on our financial condition, results of operations or cash flows.

EMPLOYEES

As of December 31, 2011, we had 2,768 full-time employees, of which approximately 45% are subject to collective bargaining agreements.

Item 1A.	Risk Factors

The following, along with any additional legal proceedings identified or incorporated by reference in Item 3 of this report, summarizes the principal risk factors associated with our business.

Risk Factors Affecting Our Business

A substantial portion of our receivables is concentrated in a small number of REPs, and any delay or default in payment could adversely affect our cash flows, financial condition and results of operations.

Our receivables from the distribution of electricity are collected from REPs that supply the electricity we distribute to their customers. As of December 31, 2011, we did business with 86 REPs. Adverse economic conditions, structural problems in the market served by ERCOT or financial difficulties of one or more REPs could impair the ability of these REPs to pay for our services or could cause them to delay such payments. We depend on these REPs to remit payments on a timely basis. Applicable regulatory provisions require that customers be shifted to a provider of last resort if a REP cannot make timely payments. Applicable Texas Utility Commission regulations significantly limit the extent to which we can apply normal commercial terms or otherwise seek credit protection from firms desiring to provide retail electric service in our service territory, and thus we remain at risk for payments not made prior to the shift to the provider of last resort. The Texas Utility Commission revised its regulations in 2009 to (i) increase the financial qualifications required of REPs that began selling power after January 1, 2009, and (ii) authorize utilities to defer bad debts resulting from defaults by REPs for recovery in a future rate case. A significant portion of our billed receivables from REPs are from affiliates of NRG and affiliates of Energy Future Holdings. Our aggregate billed receivables balance from REPs as of December 31, 2011 was $163 million. Approximately 39% and 11% of this amount was owed by affiliates of NRG and Energy Future Holdings, respectively. Any delay or default in payment by REPs could adversely affect our cash flows, financial condition and results of operations.  If a REP were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event such REP might seek to avoid honoring its obligations and claims might be made by creditors involving payments we had received from such REP.

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

A significant portion of our revenues is derived from rates that we collect from each REP based on the amount of electricity we deliver on behalf of such REP. Thus, our revenues and results of operations are subject to seasonality, weather conditions and other changes in electricity usage, with revenues generally being higher during the warmer months.

We could be subject to higher costs and fines or other sanctions as a result of mandatory reliability standards.
The FERC has jurisdiction with respect to ensuring the reliability of electric transmission service, including transmission facilities owned by us and other utilities within ERCOT. The FERC has designated the NERC as the ERO to promulgate standards, under FERC oversight, for all owners, operators and users of the bulk power system. The FERC has approved the delegation by the NERC of authority for reliability in ERCOT to the TRE, a functionally independent division of ERCOT. Compliance with the mandatory reliability standards may subject us to higher operating costs and may result in increased capital expenditures. In addition, if we were to be found to be in noncompliance with applicable mandatory reliability standards, we could be subject to sanctions, including substantial monetary penalties.
The AMS being deployed throughout our service territory may experience unexpected problems with respect to the timely receipt of accurate metering data.
We are deploying an AMS throughout our service territory with completion of deployment of advanced meters expected to occur in 2012. The deployment consists, among other elements, of replacing existing meters with new electronic meters that will record metering data at 15-minute intervals and wirelessly communicate that information to us over a bi-directional communications system being installed for that purpose. The AMS integrates equipment and computer software from various vendors in order to eliminate the need for physical meter readings to be taken at consumers' premises, such as monthly readings for billing purposes and special readings associated with a customer's change in REPs or the connection or disconnection of electric service. Unanticipated difficulties could be encountered during the installation and operation of the AMS, including failures or inadequacy of equipment or software, difficulties in integrating the various components of the AMS, insufficient staff or training to implement the AMS, changes in technology, cyber-security issues and factors outside our control, which could result in delayed or inaccurate metering data that might lead to delays or inaccuracies in the calculation and imposition of delivery or other charges, which could have a material adverse affect on our results of operations, financial condition and cash flows.
Risk Factors Associated with Our Consolidated Financial Condition

If we are unable to arrange future financings on acceptable terms, our ability to refinance existing indebtedness could be limited.

As of December 31, 2011, we had $4.6 billion of outstanding indebtedness on a consolidated basis, which includes $2.5 billion of non-recourse transition and system restoration bonds. As of December 31, 2011, approximately $1.3 billion aggregate principal amount of this debt was required to be paid through 2014. This amount excludes principal repayments of approximately $872 million on transition and system restoration bonds, for which dedicated revenue streams exist. Our future financing activities may be significantly affected by, among other things:

•	general economic and capital market conditions;

•	credit availability from financial institutions and other lenders;

•	investor confidence in us and CenterPoint Energy and the markets in which we operate;

•	maintenance of acceptable credit ratings by us and CenterPoint Energy;

•	market expectations regarding our and CenterPoint Energy's future earnings and cash flows;

•	market perceptions of our and CenterPoint Energy's ability to access capital markets on reasonable terms;

•	our exposure to GenOn Energy, Inc. (GenOn) (formerly known as RRI Energy, Inc., Reliant Energy, Inc. and Reliant Resources, Inc. (RRI)) in connection with certain indemnification obligations; and

•	provisions of relevant tax and securities laws.

As of December 31, 2011, we had approximately $2.5 billion aggregate principal amount of general mortgage bonds outstanding under the General Mortgage, including (a) $508 million held in trust to secure pollution control bonds for which CenterPoint Energy is obligated of which $100 million secured bonds that were redeemed in March 2012 and $290 million secure bonds that are owned by CenterPoint Energy and (b) approximately $229 million held in trust to secure pollution control bonds for which we are obligated. Additionally, as of December 31, 2011, we had approximately $253 million aggregate principal amount of first mortgage bonds outstanding under the Mortgage, including approximately $151 million held in trust to secure certain pollution control bonds for which CenterPoint Energy is obligated. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee. Approximately $2.5 billion of additional first mortgage bonds and general mortgage bonds in the aggregate could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2011. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

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

Our credit ratings and liquidity may be impacted by the creditworthiness and liquidity of our parent company and our affiliates.  As of December 31, 2011, CenterPoint Energy and its subsidiaries other than us have approximately $525 million principal amount of debt required to be paid through 2014.  If CenterPoint Energy were to experience a deterioration in its creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy (in the amount of $750 million as of December 31, 2011) could be adversely affected.  In addition, from time to time we and other affiliates invest in or borrow funds from the money pool maintained by CenterPoint Energy.  If CenterPoint Energy or the affiliates that borrow our invested funds were to experience a deterioration in their creditworthiness or liquidity, our creditworthiness, liquidity and the repayment of notes receivable from CenterPoint Energy and our affiliates under the money pool could be adversely impacted.  As of December 31, 2011, we had invested $1.0 billion in the CenterPoint Energy money pool.

We are an indirect wholly owned subsidiary of CenterPoint Energy. CenterPoint Energy can exercise substantial control over our dividend policy and business and operations and could do so in a manner that is adverse to our interests.

We are managed by officers and employees of CenterPoint Energy. Our management will make determinations with respect to the following:

•	our payment of dividends;

•	our financings and our capital raising activities;

•	mergers or other business combinations; and

•	our acquisition or disposition of assets.

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

The recent trend in environmental regulation has been to place more restrictions and limitations on activities that may affect the environment, and thus there can be no assurance as to the amount or timing of future expenditures for environmental compliance or remediation, and actual future expenditures may be greater than the amounts we currently anticipate.

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

•	Texas electric generating facilities transferred to a subsidiary of Texas Genco Holdings, Inc. (Texas Genco) in 2002, later sold to a third party and now owned by an affiliate of NRG.

In connection with the organization and capitalization of RRI (now GenOn), that company and its subsidiaries assumed liabilities associated with various assets and businesses Reliant Energy transferred to them. RRI also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. These indemnity provisions were intended to place sole financial responsibility on RRI and its subsidiaries for all liabilities associated with the current and historical businesses and operations of RRI, regardless of the time those liabilities arose. If RRI (now GenOn) were unable to satisfy a liability that has been so assumed in circumstances in which Reliant Energy and its subsidiaries were not released from the liability in connection with the transfer, we and CenterPoint Energy could be responsible for satisfying the liability.

GenOn’s unsecured debt ratings are currently below investment grade. If GenOn were unable to meet its obligations, it could consider, among various options, restructuring under the bankruptcy laws, in which event GenOn might not honor its indemnification obligations and claims by GenOn’s creditors might be made against us as its former owner.

Reliant Energy and RRI (GenOn’s predecessor) are named as defendants in a number of lawsuits arising out of sales of natural gas in California and other markets. Although these matters relate to the business and operations of GenOn, claims against Reliant Energy have been made on grounds that include liability of Reliant Energy as a controlling shareholder of GenOn’s predecessor. We and CenterPoint Energy could incur liability if claims in one or more of these lawsuits were successfully asserted against us or CenterPoint Energy and indemnification from GenOn were determined to be unavailable or if GenOn were unable to satisfy indemnification obligations owed with respect to those claims.

In connection with the organization and capitalization of Texas Genco (now an affiliate of NRG), Reliant Energy and Texas Genco entered into a separation agreement in which Texas Genco assumed liabilities associated with the electric generation assets Reliant Energy transferred to it. Texas Genco also agreed to indemnify, and cause the applicable transferee subsidiaries to indemnify, CenterPoint Energy and its subsidiaries, including us, with respect to liabilities associated with the transferred assets and businesses. In many cases the liabilities assumed were obligations of ours, and we were not released by third parties from these liabilities. The indemnity provisions were intended generally to place sole financial responsibility on Texas Genco and its subsidiaries for all liabilities associated with the current and historical businesses and operations of Texas Genco, regardless of the time those liabilities arose. If Texas Genco (now an affiliate of NRG) were unable to satisfy a liability that had been so assumed or indemnified against, and provided CenterPoint Energy or Reliant Energy had not been released from the liability in connection with the transfer, we could be responsible for satisfying the liability.

In connection with CenterPoint Energy’s sale of Texas Genco, the separation agreement was amended to provide that Texas Genco would no longer be liable for, and CenterPoint Energy would assume and agree to indemnify Texas Genco against, liabilities that Texas Genco originally assumed in connection with its organization to the extent, and only to the extent, that such liabilities are covered by certain insurance policies held by CenterPoint Energy. Texas Genco and its related businesses now operate as subsidiaries of NRG.

CenterPoint Energy or its subsidiaries, including us, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or us, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or us, but currently owned by NRG. We anticipate that additional claims like those received may be asserted in the future. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business to an affiliate of NRG, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate.

Cyber-attacks, acts of terrorism or other disruptions could adversely impact our results of operations, financial condition and cash flows.
We are subject to cyber-security risks related to breaches in the systems and technology that we use (i) to manage our operations and other business processes and (ii) to protect sensitive information maintained in the normal course of our business. The operation of our electric transmission and distribution system is dependent on not only physical interconnection of our facilities, but also on communications among the various components of our system.  As we deploy smart meters and the intelligent grid, reliance on communication between and among those components increases.  Disruption of those communications, whether caused by physical disruption such as storms or other natural phenomena, by failure of equipment or technology, or by manmade events, such as cyber-attacks or acts of terrorism, may disrupt our ability to deliver electricity and control these assets. Cyber-attacks could also result in the loss of confidential or proprietary data or security breaches of other information technology systems that could disrupt our operations and critical business functions, adversely affect our reputation, and subject us to possible legal claims and liability, any of which could have a material adverse affect on our results of operations, financial condition and cash flows. In addition, our electrical distribution and transmission facilities may be targets of terrorist activities that could disrupt our ability to conduct our business and have a material adverse affect on our results of operations, financial condition and cash flows.
Our results of operations, financial condition and cash flows may be adversely affected if we are unable to successfully operate our facilities or perform certain corporate functions.

Our performance depends on the successful operation of our facilities. Operating these facilities involves many risks, including:

•	operator error or failure of equipment or processes;

•	operating limitations that may be imposed by environmental or other regulatory requirements;

•	labor disputes;

•	information technology system failures; and

•	catastrophic events such as fires, earthquakes, explosions, floods, droughts, hurricanes, pandemic health events, or other similar occurrences.

Such events may result in a decrease or elimination of revenue from our facilities, an increase in the cost of operating our facilities or delays in cash collections, any of which could have a material adverse effect on our results of operations, financial condition and/or cash flows.

The unsettled conditions in the global financial system may have impacts on our business, liquidity and financial condition that we currently cannot predict.

The continued unsettled conditions in the global financial system may have an impact on our business, liquidity and financial condition. Our ability to access the capital markets may be severely restricted at a time when we would like, or need, to access those markets, which could have an impact on our liquidity and flexibility to react to changing economic and business conditions. In addition, the cost of debt financing and the proceeds of equity financing may be materially adversely impacted by these market conditions. Defaults of lenders in our credit facilities, should they occur, could adversely affect our liquidity. Capital market turmoil was reflected in significant reductions in equity market valuations in 2008, which significantly reduced the value of assets of CenterPoint Energy’s pension plan, in which we participate. These reductions increased non-cash pension expense in 2009 and may impact liquidity if contributions are made to offset reduced asset values.

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

The United States Congress has from time to time considered adopting legislation to reduce emissions of GHGs, and there has been a wide-ranging policy debate, both nationally and internationally, regarding the impact of these gases and possible means for their regulation.  In addition, efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues, such as the United Nations Climate Change Conference in Durban, South Africa in 2011. Following a finding by the EPA that certain GHGs represent an endangerment to human health, the EPA adopted two sets of rules regulating GHG emissions under the Clean Air Act, one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates emissions of GHGs from certain large stationary sources. The results of the permitting and reporting requirements could lead to further regulation of these GHGs by the EPA. Action by the EPA to impose new regulations and standards regarding GHG emissions is underway and has resulted in new regulatory reporting requirements.  Our electric transmission and distribution business, in contrast to some electric utilities, does not generate electricity and thus is not directly exposed to the risk of high capital costs and regulatory uncertainties that face electric utilities that burn fossil fuels to generate electricity.  Nevertheless, our revenues could be adversely affected to the extent any resulting regulatory action has the effect of reducing consumption of electricity by ultimate consumers within our service territory. Likewise, incentives to conserve energy or use other energy sources could result in a decrease in demand for our services.

Climate changes could result in more frequent severe weather events which could adversely affect the results of operations of our business.

To the extent climate changes occur, our business may be adversely impacted, though we believe any such impacts are likely to occur very gradually and hence would be difficult to quantify with specificity.  A possible climate change is more frequent and more severe weather events, such as hurricanes or tornadoes.  Since our facilities are located along or near the Gulf Coast, increased or more severe hurricanes or tornadoes could increase our costs to repair damaged facilities and restore service to our customers.  When we cannot deliver electricity to customers or our customers cannot receive our services, our financial results can be impacted by lost revenues, and we generally must seek approval from regulators to recover restoration costs.  To the extent we are unable to recover those costs, or if higher rates resulting from our recovery of such costs result in reduced demand for our services, our future financial results may be adversely impacted.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Character of Ownership

We lease or own our principal properties in fee. Most of our electric lines are located, pursuant to easements and other rights, on public roads or on land owned by others. For information regarding our properties, please read “Business — Electric Transmission & Distribution — Properties” in Item 1 of this report, which information is incorporated herein by reference.

Item 3.	Legal Proceedings

For a discussion of material legal and regulatory proceedings affecting us, please read “Regulation” and “Environmental Matters” in Item 1 of this report and Notes 4(b), 4(c) and 10(b) to our consolidated financial statements, which information is incorporated herein by reference.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

All of our 1,000 outstanding common shares are held by Utility Holding, LLC, a wholly owned subsidiary of CenterPoint Energy.

In 2009, 2010 and 2011, we paid no dividends on our common shares to Utility Holding, LLC.

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

OVERVIEW

We provide electric transmission and distribution services to retail electric providers (REPs) serving over two million metered customers in a 5,000-square mile area of the Texas Gulf Coast that has a population of approximately six million people and includes the city of Houston.

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

Performance of our business is significantly influenced by the number of customers and energy usage per customer. Weather conditions can have a significant impact on energy usage, and we compare our results on a weather adjusted basis. The Houston area experienced extremely hot and dry weather during 2011, and each month from April through September was one of the ten warmest months on record. In recent years, we have seen evidence that customers are seeking to reduce their energy consumption. Reduced consumption can adversely affect our results. However, due to stabilization of energy prices and continued economic recovery in areas we serve, the trend toward lower usage has slowed somewhat. In our service area, we have benefited from growth in the number of customers that also tends to mitigate the effects of reduced consumption.  We anticipate that this growth will continue as the region experiences continued economic recovery. The profitability of our business is influenced significantly by the regulatory treatment we receive from the state and local regulators who set our electric distribution rates.

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

Significant Events

Resolution of True-Up Appeal

In March 2004, we filed a true-up application with the Texas Utility Commission requesting recovery of associated costs of$3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing us to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other adjustments. To reflect the impact of the True-Up Order, in 2004 and 2005, we recorded a net after-tax extraordinary loss of $947 million.

Various parties, including us, appealed the True-Up Order. These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court. In March 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. In June 2011, the Texas Supreme Court issued a final mandate remanding the case to the Texas Utility Commission for further proceedings (the Remand Proceeding).

In September 2011, we reached an agreement in principle with the staff of the Texas Utility Commission and certain intervenors to settle the issues in the Remand Proceeding (the Settlement). In October 2011, the Texas Utility Commission approved a final order (the Final Order) in the Remand Proceeding consistent with the Settlement. The Final Order provided that (i) we are entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance) in the Remand Proceeding, (ii) no further interest will accrue on the Recoverable True-Up Balance, and (iii) we will reimburse certain parties for their reasonable rate case expenses.

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by us to securitize the Recoverable True-Up Balance. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, we recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in our service territory.

As a result of the Final Order, we recorded a pre-tax extraordinary gain of $921 million ($598 million after-tax ) and $352 million ($229 million after-tax) of Other Income related to a portion of interest on the appealed amount. An additional $405 million ($263 million after-tax) will be recorded as an equity return over the life of the transition bonds.

Advanced Metering System and Distribution Grid Automation (Intelligent Grid)

In October 2009, the U.S. Department of Energy (DOE) selected us for a $200 million grant to help fund our advanced metering system (AMS) and intelligent grid (IG) projects.  As of December 31, 2011, we had received substantially all of the $200 million of grant funding from the DOE. We have used $150 million of the grant funding to accelerate completion of our deployment of advanced meters to 2012, instead of 2014 as originally scheduled. We estimate that capital expenditures of approximately $645 million for the installation of the advanced meters and corresponding communication and data management systems will be incurred over the advanced meter deployment period, of which approximately $590 million had been spent as of December 31, 2011. We are using   the other $50 million from the grant for an initial deployment of an IG in a portion of our service territory. This initial deployment is expected to be completed in 2013.  It is expected that the portion of the IG project subject to partial funding by the DOE will cost approximately $115 million.  The IG is expected to result in fewer and shorter outages, better customer service, improved operations costs, improved security and more effective use of our workforce.

In March 2010, the Internal Revenue Service (IRS) announced through the issuance of Revenue Procedure 2010-20 that it was providing a safe harbor to corporations that receive a Smart Grid Investment Grant. The IRS stated that it would not challenge a corporation's treatment of the grant as a non-taxable non-shareholder contribution to capital as long as the corporation properly reduced the tax basis of specified property.

2010 Rate Case

As required under the final order in our 2006 rate proceeding, in June 2010 we filed an application to change rates with the Texas Utility Commission and the cities in our service area. Following hearings in the fall of 2010, the Texas Utility Commission issued its order in May 2011. In response to motions filed by several parties, including us, in June 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision. We implemented revised rates on September 1, 2011 based on the order on rehearing. The order on rehearing has been appealed to the Texas courts by various parties; however, a procedural schedule has not been established.

The order on rehearing provides for a base rate increase of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs. The order authorizes a return on equity of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements our request to reconcile costs incurred for the AMS project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect the funds received from the DOE. As part of the process to reconcile AMS costs, $138 million of the capital investment (net of related deferred taxes) used to determine the AMS surcharge was transferred to our rate base and used in calculating delivery rates. As a result of the Texas Utility Commission's order, we anticipate that 2012 operating income will be reduced by approximately $35 million compared to 2011 performance.

Financial Reform Legislation

On July 21, 2010, the President signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (Dodd-Frank), which makes substantial changes to regulatory oversight regarding banks and financial institutions. Many provisions of Dodd-Frank will also affect non-financial businesses. It is not possible at this time to predict the ultimate impacts this legislation may have on us and our subsidiaries since most of the provisions in the law require extensive rulemaking by various regulatory agencies and authorities, including, among others, the Securities and Exchange Commission (SEC), the Commodities Futures Trading Commission (CFTC) and the New York Stock Exchange (NYSE). Nevertheless, in a number of areas, the resulting rules are expected to have direct or indirect impacts on our business.

The SEC and certain federal banking agencies are charged with adopting new regulations regarding asset-backed securities transactions such as the asset-backed securitizations we have sponsored for recovery of transition and storm restoration costs. The new regulations will include rules to implement the Dodd-Frank requirement that securitization sponsors retain a portion of the credit risk of asset-backed securities sold to third parties. Although our securitization of the $1.695 billion Recoverable True-Up Balance was completed while the new risk retention rules were not yet in effect, future securitization transactions may be subject to these rules.

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

•
any direct or indirect effects on our facilities, operations and financial condition resulting from terrorism, cyber-attacks, data security breaches or other attempts to disrupt our business or the businesses of third parties, or other catastrophic events;

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

•
the ability of REPs, including REP affiliates of NRG Energy, Inc. and REP affiliates of Energy Future Holdings Corp., which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	the outcome of litigation brought by or against us;

•	our ability to control costs;

•	the investment performance of CenterPoint Energy's pension and postretirement benefit plans;

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

The following table sets forth selected financial data for the years ended December 31, 2009, 2010 and 2011, followed by a discussion of our consolidated results of operations based on operating income. We have provided a reconciliation of consolidated operating income to net income below.

	Year Ended December 31,
	2009	2010	2011
	(in millions, except throughput and customer data)
Revenues:
Electric transmission and distribution utility	$1,674	$1,774	$1,893
Transition and system restoration bond companies	340	437	444
Total Revenues	2,014	2,211	2,337
Expenses:
Operation and maintenance, excluding transition and system restoration bond companies	774	841	908
Depreciation and amortization, excluding transition and system restoration bond companies	277	293	279
Taxes other than income taxes	208	207	210
Transition and system restoration bond companies	209	297	317
Total Expenses	1,468	1,638	1,714
Operating Income	546	573	623
Interest and other finance charges	(158)	(149)	(150)
Interest on transition and system restoration bonds	(131)	(140)	(127)
Return on True-Up Balance	—	—	352
Other income, net	53	32	38
Income Before Income Taxes and Extraordinary Item	310	316	736
Income Tax Expense	102	116	248
Income Before Extraordinary Item	208	200	488
Extraordinary Item, net of tax	—	—	598
Net Income	$208	$200	$1,086

Throughput (in gigawatt-hours (GWh)):
Residential	24,815	26,554	28,511
Total	74,579	76,973	80,013

Number of metered customers at end of period:
Residential	1,838,700	1,867,251	1,904,818
Total	2,076,464	2,110,608	2,155,710

2011 Compared to 2010.  We reported operating income of $623 million for 2011, consisting of $496 million from our regulated electric transmission and distribution utility operations (TDU) and $127 million related to transition and system restoration bond companies. For 2010, operating income totaled $573 million, consisting of $433 million from the TDU and $140 million related to transition and system restoration bond companies. TDU operating income increased $63 million due to increased usage ($45 million), primarily due to favorable weather, customer growth ($22 million) from the addition of over 45,000 new customers, lower depreciation expense ($16 million) and higher transmission-related revenues net of the costs billed by transmission providers ($13 million), partially offset by the impact of the 2010 rate case implemented in September 2011 ($12 million) and other operating expense increases ($12 million).

Net income for 2011 included an after-tax extraordinary gain of $598 million related to the resolution of the true-up appeal and a $229 million after-tax return on the true-up balance related to a portion of interest on the appealed amount.

Income Tax Expense.  We reported an effective tax rate of 33.7% for 2011 compared to 36.7% for the same period in 2010. The decrease in the effective tax rate of 3% is due to a $13 million reduction to the uncertain tax liability primarily related to the resolution of the normalization issue.

2010 Compared to 2009.  We reported operating income of $573 million for 2010, consisting of $433 million from the TDU and $140 million related to transition and system restoration bond companies. For 2009, operating income totaled $546 million, consisting of $415 million from the TDU and $131 million related to transition and system restoration bond companies. TDU revenues increased $100 million primarily due to increased revenues from implementation of AMS ($34 million), increased usage ($35 million), in part caused by favorable weather, higher transmission-related revenues ($26 million) and higher revenues due to customer growth ($20 million) from the addition of over 34,000 new customers, partially offset by a customer credit related to deferred income taxes associated with Hurricane Ike storm restoration costs ($21 million).  Operation and maintenance expenses increased $67 million primarily due to higher transmission costs billed by transmission providers ($28 million), increased AMS project expenses ($11 million), increased labor costs ($10 million), increased contracts and services ($10 million) and increased environmental remediation costs ($7 million).  Increased depreciation expense is related to increased investment in AMS ($19 million).

Income Tax Expense.  Our 2010 effective tax rate of 36.7% differed from the 2009 effective tax rate of 32.9% primarily due to the settlement in 2009 of our federal income tax return examinations for tax years 2004 and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our liquidity and capital requirements are affected primarily by our results of operations, capital expenditures, debt service requirements, tax payments, working capital needs, various regulatory actions and appeals relating to such regulatory actions. Our principal anticipated cash requirements during 2012 include approximately $575 million of capital expenditures and $369 million of scheduled principal payments on transition and system restoration bonds, including $62 million for transition bonds issued in 2012.

We expect our external temporary investments, funds from the money pool and cash flows from operations will be sufficient to meet our cash needs in 2012. In March 2012, we distributed approximately $1.7 billion to our parent. Funds for the payment of the distribution were obtained from our January 2012 sale of transition property in connection with the issuance of transition bonds by Bond Company IV.

Longer term cash requirements or discretionary financing or refinancing may result in the issuance of debt securities in the capital markets, borrowing under our revolving credit facility or the arrangement of additional credit facilities. Issuances of debt in the capital markets and additional credit facilities may not, however, be available to us on acceptable terms.

Capital Requirements. The following table sets forth our capital expenditures for 2011 and estimates of our capital expenditures for 2012 through 2016 (in millions):

2011	$538
2012	575
2013	571
2014	557
2015	514
2016	440

Our capital expenditures are expected to be used for investment in infrastructure for our electric transmission and distribution operations. These capital expenditures are anticipated to both maintain reliability and safety as well as to expand our systems.

The following table sets forth estimates of our contractual obligations, including payments due by period (in millions):

Contractual Obligations	Total	2012	2013-2014	2015-2016	2017 and thereafter
Transition and system restoration bond debt (1)	$2,522	$307	$565	$515	$1,135
Other long-term debt	2,092	46	1,250	—	796
Interest payments - transition and system restoration bond debt (1) (2)	570	116	187	140	127
Interest payments - other long-term debt (2)	940	129	193	102	516
Capital leases	1	—	—	—	1
Benefit obligations (3)	—	—	—	—	—
Income taxes (4)	6	6	—	—	—
Total contractual cash obligations	$6,131	$604	$2,195	$757	$2,575
       ____________

(1)
Transition and system restoration charges are adjusted at least annually to cover debt service on the transition and system restoration bonds. These amounts exclude payments scheduled to be made with respect to the $1.695 billion principal amount of transition bonds issued by Bond Company IV in January 2012 of $62 million in 2012, $237 million in 2013-2014, $248 million in 2015-2016 and $1.148 billion in 2017 and thereafter.

(2)
We calculated estimated interest payments for long-term fixed-rate debt and term debt based on the applicable rates and payment dates. We typically expect to satisfy such interest payment obligations with cash flows from operations and short-term borrowings. These amounts exclude estimated interest payments scheduled to be made with respect to the $1.695 billion transition bonds issued by Bond Company IV in January 2012 of $26 million in 2012, $67 million in 2013-2014, $63 million in 2015-2016 and $145 million in 2017 and thereafter.

(3)
We expect to contribute approximately $7 million to our postretirement benefits plan in 2012 to fund a portion of our obligations in accordance with rate orders or to fund pay-as-you-go costs associated with the plan.

(4)
As of December 31, 2011, the liability for uncertain income tax positions was $44 million, of which we expect to settle $6 million in 2012.  However, due to the high degree of uncertainty regarding the timing of potential future cash flows associated with these liabilities, we are unable to make a reasonably reliable estimate of the amount and period in which any such liabilities might be paid.

Off-Balance Sheet Arrangements.  Other than first mortgage bonds and general mortgage bonds issued as collateral for long-term debt of CenterPoint Energy as discussed below and operating leases, we have no off-balance sheet arrangements.

Debt Financing Transactions. In January 2012, Bond Company IV, our new special purpose subsidiary, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of the transition bonds, we recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in our service territory.

Credit Facility. In the third quarter of 2011, our revolving credit facility was replaced with a five-year revolving credit facility of similar borrowing capacity. As of February 13, 2012 , we had the following revolving credit facility and utilization of such facility (in millions):

Date Executed	Size of Facility	Amount Utilized at February 13, 2012		Termination Date
September 9, 2011	$300	$4	(1)	September 9, 2016
_________

(1)	Represents outstanding letters of credit.

Our $300 million credit facility can be drawn at London Interbank Offered Rate (LIBOR) plus 150 basis points based on our current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant which limits debt to 65% of our total capitalization.

Borrowings under our credit facility are subject to customary terms and conditions. However, there is no requirement that we make representations prior to borrowings as to the absence of material adverse changes or litigation that could be expected to have a material adverse effect. Borrowings under our credit facility are subject to acceleration upon the occurrence of events of default that we consider customary.  The facility also provides for customary fees, including commitment fees, administrative agent fees, fees in respect of letters of credit and other fees. In our credit facility, the LIBOR borrowing spread and the commitment fees fluctuate based on our credit rating. We are currently in compliance with the various business and financial covenants contained in our credit facility.

Securities Registered with the SEC. We have filed a shelf registration statement with the SEC registering an indeterminate principal amount of our general mortgage bonds.

Temporary Investments.  As of March 9, 2012, we had external temporary investments aggregating $921 million.

Money Pool.  We participate in a money pool through which we and certain of our affiliates can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper. As of March 9, 2012, we had no investments in or borrowings from the money pool. The money pool may not provide sufficient funds to meet our cash needs.

Long-term Debt.  Our long-term debt consists of our obligations and the obligations of our subsidiaries, including transition and system restoration bonds issued by wholly owned subsidiaries.  The following table shows future maturity dates of long-term debt issued by us to third parties and affiliates and scheduled future payment dates of transition and system restoration bonds issued by our subsidiaries, CenterPoint Energy Transition Bond Company, LLC (Bond Company), CenterPoint Energy Transition Bond Company II, LLC (Bond Company II), CenterPoint Energy Transition Bond Company III, LLC (Bond Company III) and CenterPoint Energy Restoration Bond Company, LLC (Restoration Bond Company) as of December 31, 2011. Scheduled future payments for transition bonds issued in January 2012 by Bond Company IV are not included in the table below. Amounts are expressed in millions.

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

As of December 31, 2011, outstanding first mortgage bonds and general mortgage bonds aggregated approximately $2.8 billion as shown in the following table.  Amounts are expressed in millions.

	Issued Directly to Third Parties	Issued as Collateral for Our Debt	Issued as Collateral for CenterPoint Energy’s Debt		Total
First Mortgage Bonds	$102	$—	$151		$253
General Mortgage Bonds	1,762	229	508	(1)	2,499
Total	$1,864	$229	$659		$2,752
 _________

(1)
Includes $290 million principal amount collateralizing bonds purchased by CenterPoint Energy in January 2010, which may be remarketed, and $100 million principal amount collateralizing bonds redeemed in March 2012.

The lien of the general mortgage indenture is junior to that of the mortgage, pursuant to which the first mortgage bonds are issued. We may issue additional general mortgage bonds on the basis of retired bonds, 70% of property additions or cash deposited with the trustee.  Approximately $2.5 billion of additional first mortgage bonds and general mortgage bonds could be issued on the basis of retired bonds and 70% of property additions as of December 31, 2011. However, we have contractually agreed that we will not issue additional first mortgage bonds, subject to certain exceptions.

The following table shows the maturity dates of the $659 million of first mortgage bonds and general mortgage bonds that we have issued as collateral for long-term debt of CenterPoint Energy. These bonds are not reflected in our consolidated financial statements because of the contingent nature of the obligations. Amounts are expressed in millions.

Year	First Mortgage Bonds	General Mortgage Bonds		Total
2015	151	—		151
2018	—	50		50
2019	—	200	(1)	200
2020	—	90	(1)	90
2026	—	100	(2)	100
2028	—	68		68
Total	$151	$508		$659
____________

(1)	These mortgage bonds collateralize bonds purchased by CenterPoint Energy in January 2010, which may be remarketed by CenterPoint Energy.

(2)	These mortgage bonds collateralized bonds that were redeemed in March 2012.

At December 31, 2011, our subsidiaries had the following aggregate principal amount of transition and system restoration bonds outstanding. Amounts are expressed in millions.

Company	Aggregate Principal Amount Outstanding

Bond Company	$208
Bond Company II	1,321
Bond Company III	392
Restoration Bond Company	601
Total	$2,522

In January 2012, Bond Company IV, our new special purpose subsidiary, issued $1.695 billion aggregate principal amount of transition bonds.

The transition bonds and system restoration bonds are paid through the imposition of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of our retail electric customers in order to provide recovery of authorized qualified costs. The transition and system restoration bonds are reported as our long-term debt, although the holders of these bonds have no recourse to any of our assets or revenues, and our creditors have no recourse to any assets or revenues (including, without limitation, the transition or system restoration charges) of the bond companies. We have no payment obligations with respect to the transition and system restoration bonds except to remit collections of transition and system restoration charges as set forth in servicing agreements between us and the transition and system restoration bond companies and in an intercreditor agreement among us, the bond companies and other parties.

Impact on Liquidity of a Downgrade in Credit Ratings.  The interest on borrowings under our credit facility is based on our credit rating. As of February 13, 2012, Moody’s Investors Service, Inc. (Moody’s), Standard & Poor’s Ratings Services (S&P), a division of The McGraw Hill Companies, and Fitch, Inc. (Fitch) had assigned the following credit ratings to our senior debt.

	Moody’s		S&P		Fitch
Instrument	Rating	Outlook(1)	Rating	Outlook (2)	Rating	Outlook (3)
Senior Secured Debt	A3	Stable	A-	Stable	A-	Positive

____________

(1)	A Moody’s rating outlook is an opinion regarding the likely direction of an issuer's rating over the medium term.

(2)	An S&P rating outlook assesses the potential direction of a long-term credit rating over the intermediate to longer term.

(3)	A Fitch rating outlook encompasses a one- to two-year horizon as to the likely ratings direction.

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

A decline in credit ratings could increase borrowing costs under our $300 million credit facility.  If our credit ratings had been downgraded one notch by each of the three principal credit rating agencies from the ratings that existed at December 31, 2011, the impact on the borrowing costs under our credit facility would have been immaterial.  A decline in credit ratings would also increase the interest rate on long-term debt to be issued in the capital markets and could negatively impact our ability to complete capital market transactions.

Cross Defaults. Under CenterPoint Energy’s $1.2 billion revolving credit facility, a payment default on, or a non-payment default that permits acceleration of, any indebtedness exceeding $75 million by us will cause a default. In addition, three outstanding series of CenterPoint Energy’s senior notes, aggregating $750 million in principal amount as of December 31, 2011, provide that a payment default by us in respect of, or an acceleration of, borrowed money and certain other specified types of obligations, in the aggregate principal amount of $50 million, will cause a default. A default by CenterPoint Energy would not trigger a default under our debt instruments or bank credit facility.

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

•
the ability of REPs, including REP affiliates of NRG Energy, Inc. and REP affiliates of Energy Future Holdings Corp., which are our two largest customers, to satisfy their obligations to us and our subsidiaries;

•	delays in cash collections attributable to billing delays;

•	the outcome of litigation brought by and against us;

•	restoration costs and revenue losses resulting from future natural disasters such as hurricanes and the timing of recovery of such restoration costs; and

•	various other risks identified in “Risk Factors” in Item 1A of this report.

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

CRITICAL ACCOUNTING POLICIES

A critical accounting policy is one that is both important to the presentation of our financial condition and results of operations and requires management to make difficult, subjective or complex accounting estimates. An accounting estimate is an approximation made by management of a financial statement element, item or account in the financial statements. Accounting estimates in our historical consolidated financial statements measure the effects of past business transactions or events, or the present status of an asset or liability. The accounting estimates described below require us to make assumptions about matters that are highly uncertain at the time the estimate is made. Additionally, different estimates that we could have used or changes in an accounting estimate that are reasonably likely to occur could have a material impact on the presentation of our financial condition, results of operations or cash flows. The circumstances that make these judgments difficult, subjective and/or complex have to do with the need to make estimates about the effect of matters that are inherently uncertain. Estimates and assumptions about future events and their effects cannot be predicted with certainty. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments. These estimates may change as new events occur, as more experience is acquired, as additional information is obtained and as our operating environment changes. Our significant accounting policies are discussed in Note 2 to our consolidated financial statements. We believe the following accounting policies involve the application of critical accounting estimates. Accordingly, these accounting estimates have been reviewed and discussed with the audit committee of the board of directors of CenterPoint Energy.

Accounting for Rate Regulation

Accounting guidance for regulated operations provides that rate-regulated entities account for and report assets and liabilities consistent with the recovery of those incurred costs in rates if the rates established are designed to recover the costs of providing the regulated service and if the competitive environment makes it probable that such rates can be charged and collected. We apply this accounting guidance. Certain expenses and revenues subject to utility regulation or rate determination normally reflected in income are deferred on the balance sheet as regulatory assets or liabilities and are recognized in income as the related amounts are included in service rates and recovered from or refunded to customers.  Regulatory assets and liabilities are recorded when it is probable that these items will be recovered or reflected in future rates.  Determining probability requires significant judgment on the part of management and includes, but is not limited to, consideration of testimony presented in regulatory hearings, proposed regulatory decisions, final regulatory orders and the strength or status of applications for rehearing or state court appeals.  If events were to occur that would make the recovery of these assets and liabilities no longer probable, we would be required to write off or write down these regulatory assets and liabilities.  At December 31, 2011, we had recorded regulatory assets of $3.7 billion and regulatory liabilities of $441 million.

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

OTHER SIGNIFICANT MATTERS

Pension Plans. As discussed in Note 5(a) to the consolidated financial statements, we participate in CenterPoint Energy’s qualified and non-qualified pension plans covering substantially all employees. We recorded pension cost of $44 million, $32 million and $28 million for the years ended December 31, 2009, 2010 and 2011, respectively, of which $6 million, $1 million and $10 million impacted pre-tax earnings. Our actuarially determined pension and other postemployment expense for 2010 and 2011 in excess of the amounts being recovered through rates is being deferred for rate making purposes and was addressed in our 2010 rate application pursuant to Texas law.  We deferred as a regulatory asset $26 million and $16 million in pension and other postemployment expenses during the years ended December 31, 2010 and 2011, respectively. Pension cost for 2012 is expected to be $31 million, of which we expect $27 million to impact pre-tax earnings after effecting such deferrals, based on an expected return on plan assets of 8.00% and a discount rate of 4.90% as of December 31, 2011. Future changes in plan asset returns, assumed discount rates and various other factors related to the pension plan will impact our future pension expense and liabilities. We cannot predict with certainty what these factors will be in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

As of December 31, 2011, we had outstanding long-term debt and lease obligations that subject us to the risk of loss associated with movements in market interest rates.

At December 31, 2010 and 2011, we had outstanding fixed-rate debt aggregating $5.0 billion and $4.8 billion in principal amount and having a fair value of approximately $5.5 billion and $5.3 billion in 2010 and 2011, respectively. These instruments are fixed-rate and therefore, do not expose us to the risk of loss in earnings due to changes in market interest rates (please read Note 8 to our consolidated financial statements). However, the fair value of these instruments would increase by approximately $89 million if interest rates were to decline by 10% from their levels at December 31, 2011. In general, such an increase in fair value would impact earnings and cash flows only if we were to reacquire all or a portion of these instruments in the open market prior to their maturity.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the accompanying consolidated balance sheets of CenterPoint Energy Houston Electric, LLC and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2011 and 2010, and the related statements of consolidated income, cash flows, and member's equity for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of CenterPoint Energy Houston Electric, LLC and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2012

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management has concluded that our internal control over financial reporting was effective as of December 31, 2011.

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

March 12, 2012

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED INCOME

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Revenues	$2,014	$2,211	$2,337

Expenses:
Operation and maintenance	780	849	917
Depreciation and amortization	480	582	587
Taxes other than income taxes	208	207	210
Total	1,468	1,638	1,714
Operating Income	546	573	623

Other Income (Expense):
Interest and other finance charges	(158)	(149)	(150)
Interest on transition and system restoration bonds	(131)	(140)	(127)
Return on true-up balance	—	—	352
Other, net	53	32	38
Total	(236)	(257)	113
Income Before Income Taxes and Extraordinary Item	310	316	736
Income tax expense	102	116	248
Income Before Extraordinary Item	208	200	488
Extraordinary Item, net of tax	—	—	598
Net Income	$208	$200	$1,086

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2011
	(in millions)
ASSETS
Current Assets:
Cash and cash equivalents ($198 and $220 related to VIEs at December 31, 2010 and 2011, respectively)	$198	$220
Accounts and notes receivable, net ($49 and $52 related to VIEs at December 31, 2010 and 2011, respectively)	203	201
Accounts and notes receivable—affiliated companies	919	1,027
Accrued unbilled revenues	70	72
Inventory	71	80
Taxes receivable	63	2
Deferred tax asset	3	3
Other ($39 and $42 related to VIEs at December 31, 2010 and 2011, respectively)	62	65
Total current assets	1,589	1,670
Property, Plant and Equipment, net	4,781	5,043

Other Assets:
Regulatory assets ($2,597 and $2,289 related to VIEs at December 31, 2010 and 2011, respectively)	2,675	3,726
Notes receivable—affiliated companies	750	750
Other	37	35
Total other assets	3,462	4,511
Total Assets	$9,832	$11,224

LIABILITIES AND MEMBER’S EQUITY
Current Liabilities:
Current portion of VIE transition and system restoration bonds long-term debt	$283	$307
Current portion of other long-term debt	—	46
Accounts payable	76	113
Accounts and notes payable—affiliated companies	36	32
Taxes accrued	92	101
Interest accrued	101	96
Other	74	98
Total current liabilities	662	793
Other Liabilities:
Accumulated deferred income taxes, net	1,428	2,113
Benefit obligations	215	252
Regulatory liabilities	417	441
Notes payable—affiliated companies	151	151
Other	297	78
Total other liabilities	2,508	3,035
Long-Term Debt:
VIE transition and system restoration bonds	2,522	2,215
Other	2,092	2,047
Total long-term debt	4,614	4,262
Commitments And Contingencies (Note 10)
Member’s Equity	2,048	3,134
Total Liabilities and Member’s Equity	$9,832	$11,224

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED CASH FLOWS

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Cash Flows from Operating Activities:
Net income	$208	$200	$1,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	480	582	587
Amortization of deferred financing costs	23	12	12
Deferred income taxes	16	(6)	149
Extraordinary item, net of tax	—	—	(598)
Return on true-up balance	—	—	(352)
Changes in other assets and liabilities:
Accounts and notes receivable, net	44	12	(25)
Accounts receivable/payable, affiliates	17	1	(1)
Inventory	5	(2)	(9)
Accounts payable	(78)	9	19
Taxes receivable	(46)	(9)	61
Interest and taxes accrued	2	4	4
Net regulatory assets and liabilities	(63)	(30)	(28)
Other current assets	(2)	1	—
Other current liabilities	(28)	13	24
Other assets	(3)	—	—
Other liabilities	(13)	2	(5)
Other, net	—	—	1
Net cash provided by operating activities	562	789	925

Cash Flows from Investing Activities:
Capital expenditures	(442)	(566)	(606)
Increase in notes receivable from affiliates, net	(289)	(610)	(111)
Decrease (increase) in restricted cash of transition and system restoration bond companies	26	(5)	(3)
Cash received from U.S. Department of Energy grant	—	90	110
Other, net	28	2	(7)
Net cash used in investing activities	(677)	(1,089)	(617)

Cash Flows from Financing Activities:
Revolving credit facility, net	(251)	—	—
Proceeds from long-term debt	1,165	—	—
Payments of long-term debt	(208)	(241)	(283)
Decrease in short-term notes payable with affiliates	(8)	—	—
Debt issuance costs	(10)	—	(3)
Net cash provided by (used in) financing activities	688	(241)	(286)

Net Increase (Decrease) in Cash and Cash Equivalents	573	(541)	22
Cash and Cash Equivalents at Beginning of the Year	166	739	198
Cash and Cash Equivalents at End of the Year	$739	$198	$220

Supplemental Disclosure of Cash Flow Information:
Cash Payments:
Interest, net of capitalized interest	$287	$292	$282
Income taxes	134	111	42
Non-cash transactions:
Accounts payable related to capital expenditures	$28	$37	$54

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

STATEMENTS OF CONSOLIDATED MEMBER’S EQUITY

	2009		2010		2011
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions, except share amounts)
Preference Stock, none outstanding	—	$—	—	$—	—	$—
Cumulative Preferred Stock, $0.01 par value; authorized 20,000,000 shares, none outstanding	—	—	—	—	—	—
Common Stock, $0.01 par value; authorized 1,000,000,000 shares
Balance, beginning of year	1,000	—	1,000	—	1,000	—
Balance, end of year	1,000	—	1,000	—	1,000	—
Additional Paid-in-Capital
Balance, beginning of year		1,230		1,230		1,230
Balance, end of year		1,230		1,230		1,230
Retained Earnings
Balance, beginning of year		410		618		818
Net income		208		200		1,086
Balance, end of year		618		818		1,904
Total Member’s Equity		$1,848		$2,048		$3,134

See Notes to Consolidated Financial Statements

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Background

CenterPoint Energy Houston Electric, LLC (CenterPoint Houston) engages in the electric transmission and distribution business in the Texas Gulf Coast area that includes the city of Houston.  CenterPoint Houston is an indirect wholly owned subsidiary of CenterPoint Energy, Inc. (CenterPoint Energy), a public utility holding company.  At December 31, 2011, CenterPoint Houston had five subsidiaries, CenterPoint Energy Transition Bond Company, LLC, CenterPoint Energy Transition Bond Company II, LLC, CenterPoint Energy Transition Bond Company III, LLC, CenterPoint Energy Restoration Bond Company, LLC and CenterPoint Energy Transition Bond Company IV, LLC (collectively, the transition and system restoration bond companies).  Each is a special purpose Delaware limited liability company formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto.

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

(b) Principles of Consolidation

The accounts of CenterPoint Houston and its wholly owned subsidiaries are included in CenterPoint Houston’s consolidated financial statements. All intercompany transactions and balances are eliminated in consolidation. As of December 31, 2011, CenterPoint Houston had five variable interest entities (VIEs) consisting of transition and system restoration bond companies which it consolidates. The consolidated VIEs are wholly-owned bankruptcy remote special purpose entities that were formed specifically for the purpose of securitizing transition and system restoration related property. Creditors of CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies. The bonds issued by these VIEs are payable only from and secured by transition and system restoration property and the bondholders have no recourse to the general credit of CenterPoint Houston.

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

(e) Regulatory Assets and Liabilities

CenterPoint Houston applies the guidance for accounting for regulated operations. CenterPoint Houston recognizes removal costs as a component of depreciation expense in accordance with regulatory treatment. As of December 31, 2010 and 2011, these removal costs of $323 million and $339 million, respectively, are classified as regulatory liabilities in CenterPoint Houston’s Consolidated Balance Sheets. A portion of the amount of removal costs that related to asset retirement obligations has been reclassified from a regulatory liability to an asset retirement liability in accordance with accounting guidance for conditional asset retirement obligations.

(f) Depreciation and Amortization Expense

Depreciation is computed using the straight-line method based on economic lives or a regulatory-mandated recovery period. Transition and system restoration property is being amortized over the expected life of the transition and system restoration bonds (12 to 14 years), based on estimated revenue from transition or system restoration charges, interest accruals and other expenses. Other amortization expense includes amortization of regulatory assets and other intangibles.

(g) Allowance for Funds Used During Construction

Allowance for funds used during construction (AFUDC) is capitalized as a component of projects under construction and is amortized over the assets’ estimated useful lives once the assets are placed in service. AFUDC represents the composite interest cost of borrowed funds and a reasonable return on the equity funds used for construction. Although AFUDC increases both utility plant and earnings, it is realized in cash when the assets are included in rates. During 2009, 2010 and 2011, CenterPoint Houston capitalized AFUDC of $3 million, $3 million and $4 million, respectively.

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

(i) Accounts Receivable and Allowance for Doubtful Accounts

Accounts and notes receivable are net of an allowance for doubtful accounts of less than $1 million and $1 million at December 31, 2010 and 2011, respectively. The provision for doubtful accounts in CenterPoint Houston’s Statements of Consolidated Income for 2009, 2010 and 2011 was $1 million, less than $1 million and $2 million, respectively.

(j) Inventory

Inventory consists principally of materials and supplies and is valued at the lower of average cost or market. Materials and supplies are recorded to inventory when purchased and subsequently charged to expense or capitalized to plant when installed.

(k) Statements of Consolidated Cash Flows

For purposes of reporting cash flows, CenterPoint Houston considers cash equivalents to be short-term, highly-liquid investments with maturities of three months or less from the date of purchase. In connection with the issuance of transition bonds and system restoration bonds, CenterPoint Houston was required to establish restricted cash accounts to collateralize the bonds that were issued in these financing transactions. These restricted cash accounts are not available for withdrawal until the maturity of the bonds and are not included in cash and cash equivalents. These restricted cash accounts of $39 million and $42 million at December 31, 2010 and 2011, respectively, are included in other current assets in CenterPoint Houston's Consolidated Balance Sheets. For additional information regarding transition and system restoration bonds, see Notes 4(b) and 8. Cash and cash equivalents includes $198 million and $220 million at December 31, 2010 and 2011, respectively, that is held by CenterPoint Houston’s transition and system restoration bond subsidiaries solely to support servicing the transition and system restoration bonds.

(l) New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued new accounting guidance to achieve common fair value measurements and disclosure requirements in generally accepted accounting principles (U.S. GAAP) and International Financial Reporting Standards (IFRS). Some of the provisions of the new accounting guidance include requiring (1) that only nonfinancial assets should be valued based on a determination of their best use, (2) disclosure of quantitative information about unobservable inputs used in Level 3 fair value measurements and (3) disclosure of the level within the fair value hierarchy for each class of assets or liabilities not measured at fair value in the statement of financial position but for which the fair value is disclosed. This new guidance is effective for interim and annual periods beginning after December 15, 2011.  CenterPoint Houston expects that the adoption of this new guidance will not have a material impact on its financial position, results of operations or cash flows.

Management believes the impact of other recently issued standards, which are not yet effective, will not have a material impact on CenterPoint Houston’s consolidated financial position, results of operations or cash flows upon adoption.

(m) Other Current Liabilities

Included in other current liabilities in the Consolidated Balance Sheets at December 31, 2010 and 2011 was $22 million and $23 million, respectively, of customer deposits.

(3)	Property, Plant and Equipment

(a) Property, Plant and Equipment

Property, plant and equipment includes the following:

	Weighted Average Useful	December 31,
	Lives (Years)	2010	2011
		(in millions)
Transmission	39	$1,632	$1,720
Distribution	28	5,149	5,327
Other	13	805	780
Total		7,586	7,827
Accumulated depreciation		2,805	2,784
Property, plant and equipment, net		$4,781	$5,043

(b) Depreciation and Amortization

The following table presents depreciation and amortization expense for 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Depreciation expense	$259	$273	$257
Amortization of securitized regulatory assets	203	289	308
Other amortization	18	20	22
Total depreciation and amortization	$480	$582	$587

(c) Asset Retirement Obligations

A reconciliation of the changes in the asset retirement obligation (ARO) liability is as follows (in millions):

	December 31,
	2010	2011
Beginning balance	$22	$26
Accretion expense	1	1
Revisions in estimates of cash flows	3	(4)
Ending balance	$26	$23

The increase of $3 million in the ARO from the revision of estimate in 2010 is primarily attributable to the decrease in the credit-adjusted risk-free rate used to value the liability as of the end of the periods.  The decrease of $4 million in the ARO from the revision of estimate in 2011 is primarily attributable to an increase in the estimated useful lives of the underlying assets. There were no material additions or settlements during the years ended December 31, 2010 and 2011.

(4)	Regulatory Matters

(a) Regulatory Assets and Liabilities

The following is a list of regulatory assets/liabilities reflected on CenterPoint Houston’s Consolidated Balance Sheets as of December 31, 2010 and 2011:

	December 31,
	2010	2011
	(in millions)
Securitized regulatory asset	$2,597	$2,289
True-up Settlement (1)	—	1,684
Unrecognized equity return (2)	(216)	(600)
Unamortized loss on reacquired debt	61	56
Pension and postretirement-related regulatory asset (3)	133	177
Other long-term regulatory assets (4)	100	120
Total regulatory assets	2,675	3,726

Estimated removal costs	323	339
Other long-term regulatory liabilities	94	102
Total regulatory liabilities	417	441

Total regulatory assets and liabilities, net	$2,258	$3,285
  ____________

(1)
In accordance with a final order from the Public Utility Commission of Texas (Texas Utility Commission), the true-up settlement at December 31, 2011 was not earning a return. The regulatory asset was securitized in January 2012 as a result of the issuance of the transition bonds described below in Note 4(b).

(2)
As of December 31, 2011, CenterPoint Houston has not recognized an allowed equity return of $600 million because such return will be recognized as it is recovered in rates. During the years ended December 31, 2009, 2010 and 2011, CenterPoint Houston recognized approximately $14 million, $16 million and $21 million, respectively, of the allowed equity return.

(3)
CenterPoint Houston’s actuarially determined pension expense for 2010 and 2011 in excess of the amount being recovered through rates is being deferred for rate making purposes and was addressed in its 2010 rate application pursuant to Texas law. CenterPoint Houston deferred as a regulatory asset $26 million and $16 million in pension and other postemployment expenses during the years ended December 31, 2010 and 2011, respectively.  Deferred pension and other postemployment expenses of $58 million and $16 million at December 31, 2010 and 2011, respectively, is not earning a return.

(4)	Other regulatory assets that are not earning a return were not material at December 31, 2010 and 2011.

(b) Resolution of True-Up Appeal

In March 2004, CenterPoint Houston filed a true-up application with the Texas Utility Commission, requesting recovery of $3.7 billion, excluding interest, as allowed under the Texas Electric Choice Plan. In December 2004, the Texas Utility Commission issued its final order (True-Up Order) allowing CenterPoint Houston to recover a true-up balance of approximately $2.3 billion, which included interest through August 31, 2004, and provided for adjustment of the amount to be recovered to include interest on the balance until recovery, along with the principal portion of additional excess mitigation credits returned to customers after August 31, 2004 and certain other adjustments. To reflect the impact of the True-Up Order, in 2004 and 2005, CenterPoint Houston recorded a net after-tax extraordinary loss of $947 million.

Various parties, including CenterPoint Houston, appealed the True-Up Order. These appeals were heard first by a district court in Travis County, Texas, then by the Texas Third Court of Appeals and finally by the Texas Supreme Court. In March 2011, the Texas Supreme Court issued a unanimous ruling on such appeals in which it affirmed in part and reversed in part the decision of the Texas Utility Commission. In June 2011, the Texas Supreme Court issued a final mandate remanding the case to the Texas Utility Commission for further proceedings (the Remand Proceeding).

In September 2011, CenterPoint Houston reached an agreement in principle with the staff of the Texas Utility Commission and certain intervenors to settle the issues in the Remand Proceeding (the Settlement). In October 2011, the Texas Utility Commission approved a final order (the Final Order) in the Remand Proceeding consistent with the Settlement. The Final Order provided that (i) CenterPoint Houston was entitled to recover an additional true-up balance of $1.695 billion (the Recoverable True-Up Balance) in the Remand Proceeding, (ii) no further interest would accrue on the Recoverable True-Up Balance, and (iii) CenterPoint Houston would reimburse certain parties for their reasonable rate case expenses.

In October 2011, the Texas Utility Commission also issued a financing order (the Financing Order) that authorized the issuance of transition bonds by CenterPoint Houston to securitize the Recoverable True-Up Balance. In January 2012, CenterPoint Energy Transition Bond Company IV, LLC (Bond Company IV), a new special purpose subsidiary of CenterPoint Houston, issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. Through the issuance of these transition bonds, CenterPoint Houston recovered the Recoverable True-Up Balance, less approximately $10.4 million of offering expenses. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston's service territory. The holders of the transition bonds do not have recourse to any assets or revenues of CenterPoint Houston, and the creditors of CenterPoint Houston do not have recourse to any assets or revenues of Bond Company IV, including, without limitation, the transition property transferred to Bond Company IV in connection with the issuance of the transition bonds. The transition property includes the right to impose, collect and receive an irrevocable, non-bypassable charge payable by CenterPoint Houston's retail electric customers.

As a result of the Final Order, CenterPoint Houston recorded a pre-tax extraordinary gain of $921 million ($598 million after taxes of $323 million) and $352 million ($229 million after-tax) of Other Income related to a portion of interest on the appealed amount.  An additional $405 million ($263 million after-tax) will be recorded as an equity return over the life of the transition bonds.

(c) Rate Proceedings

June 2010 Rate Proceeding. As required under the final order in its 2006 rate proceeding, in June 2010 CenterPoint Houston filed an application to change rates with the Texas Utility Commission and the cities in its service area. Following hearings in the fall of 2010, the Texas Utility Commission issued its order in May 2011.  In response to motions filed by several parties, including CenterPoint Houston, in June 2011, the Texas Utility Commission issued an order on rehearing, which addressed certain errors and inconsistencies identified in its prior decision.  CenterPoint Houston implemented revised rates on September 1, 2011 based on the order on rehearing.  The order on rehearing has been appealed to the Texas courts by various parties; however, a procedural schedule has not been established.

The order on rehearing provides for a base rate increase of approximately $14.7 million per year for delivery charges to the REPs and a decrease to charges to wholesale transmission customers of $12.3 million per year.  Further, the order adopts a mechanism to track amounts for uncertain tax positions and provide for ultimate recovery of those costs. The order authorizes a return on equity of 10%, a cost of debt of 6.74%, a capital structure comprised of 55% debt and 45% common equity, and an overall rate of return of 8.21%.  The decision also implements CenterPoint Houston’s request to reconcile costs incurred for the advanced metering system (AMS) project and to shorten the period for collecting the AMS surcharge from twelve to six years for residential customers in order to reflect funds received from the U.S. Department of Energy. As part of the process to reconcile AMS costs, $138 million of the capital investment (net of related deferred taxes) used to determine the AMS surcharge was transferred to CenterPoint Houston's rate base and used in calculating delivery rates. As a result of the Texas Utility Commission’s order, CenterPoint Houston anticipates that 2012 operating income will be reduced by approximately $35 million as compared to 2011 performance.

Other.  In May 2009, CenterPoint Houston filed an application at the Texas Utility Commission seeking approval of certain estimated 2010 energy efficiency program costs, an energy efficiency performance bonus for 2008 programs, and carrying costs totaling approximately $10 million. The application sought to begin recovery of these costs through a surcharge effective July 1, 2010. In October 2009, the Texas Utility Commission issued its order approving recovery of approximately $8 million to cover the 2010 energy efficiency program costs and a partial performance bonus, plus carrying costs, but disallowed recovery of a performance bonus of $2 million on approximately $10 million in 2008 energy efficiency costs expended pursuant to the terms of a settlement agreement in a prior rate case.  CenterPoint Houston began collecting the approved amounts in July 2010.  CenterPoint Houston appealed the denial of the full 2008 performance bonus to the 98th district court in Travis County, Texas.  In October 2010, the district court upheld the Texas Utility Commission’s decision.  In February 2011, CenterPoint Houston appealed the district court’s judgment to the Texas Third Court of Appeals at Austin. Oral arguments were heard in October 2011, and the case remains pending.

In April 2010, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery of $14.4 million related to estimated 2011 energy efficiency program costs, an energy efficiency performance bonus for 2009 programs, and recovery of revenue losses related to the implementation of the 2009 energy efficiency program . The application sought to begin recovery of these costs through a surcharge beginning in January 2011.  In November 2010, the Texas Utility Commission issued its order approving recovery of approximately $11 million of the 2011 energy efficiency program costs and a performance bonus, but disallowed recovery of a performance bonus of $2 million on the 2009 energy efficiency costs expended pursuant to the terms of the settlement agreement referenced above. The Texas Utility Commission further concluded that it does not have statutory authority to permit recovery of the approximately $1.4 million in lost revenue associated with 2009 energy efficiency programs. CenterPoint Houston began collecting the approved amounts in January 2011, but has appealed the denial of the full 2009 performance bonus and lost revenue to the 201st district court in Travis County, Texas, where the case remains pending.

In April 2011, CenterPoint Houston filed an application with the Texas Utility Commission seeking approval of the recovery in 2012 of approximately $44.3 million consisting of: (1) estimated 2012 energy efficiency program costs of approximately $35.9 million; (2) an energy efficiency performance bonus of approximately $5.8 million based on CenterPoint Houston’s 2010 program achievements; (3) approximately $2.2 million of lost revenues due to verified and reported 2010 energy savings; and (4) approximately $0.5 million for under-recovery of 2010 program costs. In the preliminary order in this proceeding, the Texas Utility Commission excluded approximately $2.1 million of the requested performance bonus for the 2010 programs and has concluded that it does not have the statutory authority to permit recovery of the requested $2.2 million of lost revenues associated with the 2010 programs. In August 2011, CenterPoint Houston and the parties agreed to forego a hearing and admit evidence supporting the recovery of (1) the estimated 2012 energy efficiency costs of approximately $35.9 million, (2) an energy efficiency performance bonus of approximately $3.6 million, and (3) approximately $0.5 million for under-recovery of 2010 program costs. In December 2011, the Texas Utility Commission issued an order approving recovery of the amounts identified above and CenterPoint Houston began collecting those approved amounts. CenterPoint Houston has filed notification that it reserves its right to appeal the denial of the full 2010 performance bonus and lost revenues. The approved rate adjustments took effect with the commencement of CenterPoint Houston’s January 2012 billing month.

In August 2011, CenterPoint Houston filed a Transmission Cost of Service application with the Texas Utility Commission seeking an increase in annual revenue of approximately $3.4 million. In September 2011, the Texas Utility Commission approved the application and the rates became effective. In November 2011, CenterPoint Houston filed another Transmission Cost of Service application with the Texas Utility Commission seeking an increase in annual revenue of approximately $7.1 million. In January 2012, the Texas Utility Commission approved the application and the rates became effective.

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

In October 2011, CenterPoint Houston and certain other parties filed a non-unanimous stipulation (Transmission Stipulation) with the Texas Utility Commission to resolve claims related to the “transition mechanism” component of certain invalidated transmission pricing rules. The Transmission Stipulation resolves all remaining claims that arose from or relate to wholesale transmission service and charges within the Electric Reliability Council of Texas, Inc. (ERCOT) for the period from September 1, 1999 to December 31, 1999 during which the Texas Utility Commission had continued to utilize the “transition mechanism” component of the invalidated transmission pricing rules in setting ERCOT transmission rates. The Transmission Stipulation was filed by all parties to the proceeding, except CPS Energy, and was approved by the Texas Utility Commission in January 2012. Under the Transmission Stipulation, CenterPoint Houston's payment of $5.6 million is to be made within 30 days after issuance of a final appealable order.  CenterPoint Houston will seek recovery of the payment through its Transmission Cost Recovery Factor mechanism.

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

This calculation is intended to allocate pension costs in the same manner as a separate employer plan. Assets of the plan are not segregated or restricted by CenterPoint Energy’s participating subsidiaries. CenterPoint Houston recognized pension expense of $43 million, $31 million and $27 million for the years ended December 31, 2009, 2010 and 2011, respectively.  CenterPoint Houston deferred as a regulatory asset $26 million and $16 million in pension and other postemployment expenses during the years ended December 31, 2010 and 2011, respectively.

In addition to the pension plan, CenterPoint Houston participates in CenterPoint Energy’s non-qualified benefit restoration plans, which allow participants to receive the benefits to which they would have been entitled under the non-contributory pension plan except for federally mandated limits on qualified plan benefits or on the level of compensation on which qualified plan benefits may be calculated. The expense associated with the non-qualified pension plan was less than $1 million for each of the years ended December 31, 2009 and 2010 and $1 million for the year ended December 31, 2011.

(b) Savings Plan

CenterPoint Houston participates in CenterPoint Energy’s qualified savings plan, which includes a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and an Employee Stock Ownership Plan (ESOP) under Section 4975(e)(7) of the Code. Under the plan, participating employees may contribute a portion of their compensation, on a pre-tax or after-tax basis, generally up to a maximum of 50% of eligible compensation. CenterPoint Houston matches 100% of the first 6% of each employee’s compensation contributed. The matching contributions are fully vested at all times. CenterPoint Energy allocates to CenterPoint Houston the savings plan benefit expense related to CenterPoint Houston’s employees.  Savings plan benefit expense was $11 million, $12 million and $12 million for the years ended December 31, 2009, 2010 and 2011, respectively.

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

CenterPoint Houston is required to fund a portion of its obligations in accordance with rate orders. The net postretirement benefit cost includes the following components:

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Service cost— benefits earned during the period	$—	$—	$—
Interest cost on accumulated benefit obligation	18	16	16
Expected return on plan assets	(8)	(9)	(9)
Amortization of transition obligation	6	6	6
Amortization of loss	—	—	1
Benefit enhancement	—	—	1
Net postretirement benefit cost	$16	$13	$15

CenterPoint Houston used the following assumptions to determine net postretirement benefit costs:

	Year Ended December 31,
	2009	2010	2011
Discount rate	6.90%	5.70%	5.20%
Expected return on plan assets	7.50%	7.50%	7.50%

In determining net periodic benefits cost, CenterPoint Houston uses fair value, as of the beginning of the year, as its basis for determining expected return on plan assets.

Following are reconciliations of CenterPoint Houston’s beginning and ending balances of its postretirement benefit plan’s benefit obligation, plan assets and funded status for 2010 and 2011.  The measurement dates for plan assets and obligations were December 31, 2010 and 2011.

	Year Ended December 31,
	2010	2011
	(in millions)
Change in Benefit Obligation
Accumulated benefit obligation, beginning of year	$288	$306
Interest cost	16	16
Benefits paid	(24)	(23)
Participant contributions	2	2
Medicare drug reimbursement	1	3
Actuarial loss	23	31
Accumulated benefit obligation, end of year	$306	$335
Change in Plan Assets
Plan assets, beginning of year	$124	$122
Benefits paid	(24)	(23)
Employer contributions	9	9
Participant contributions	2	2
Actual investment return	11	6
Plan assets, end of year	$122	$116
Amounts Recognized in Balance Sheets
Other liabilities-benefit obligations	$(184)	$(219)
Net liability, end of year	$(184)	$(219)
Actuarial Assumptions
Discount rate	5.20%	4.80%
Expected long-term return on assets	7.50%	6.00%
Healthcare cost trend rate assumed for the next year	8.50%	8.00%
Prescription drug cost trend rate assumed for the next year	8.50%	8.00%
Rate to which the cost trend rate is assumed to decline (ultimate trend rate)	5.50%	5.50%
Year that the healthcare rate reaches the ultimate trend rate	2017	2017
Year that the prescription drug rate reaches the ultimate trend rate	2017	2017

The discount rate assumption was determined by matching the accrued cash flows of CenterPoint Energy’s plans against a hypothetical yield curve of high-quality corporate bonds represented by a series of annualized individual discount rates from one-half to ninety-nine years.

The expected rate of return assumption was developed by a weighted-average return analysis of the targeted asset allocation of CenterPoint Energy’s plans and the expected real return for each asset class, based on the long-term capital market assumptions, adjusted for investment fees and diversification effects, in addition to expected inflation.

For measurement purposes, healthcare and prescription drug costs are assumed to increase to 8.00% during 2012, after which this rate decreases until reaching the ultimate trend rate of 5.50% in 2017, except for the 2013 rate which is expected to increase to 9.00% in anticipation of the healthcare exchanges being introduced to the market in 2014.

CenterPoint Houston does not have amounts recognized in accumulated other comprehensive income related to its postretirement benefit plans as of December 31, 2010 and 2011.  Unrecognized costs were recorded as a regulatory asset because CenterPoint Houston historically and currently recovers postretirement expenses in rates.

Assumed healthcare cost trend rates have a significant effect on the reported amounts for CenterPoint Houston’s postretirement benefit plans. A 1% change in the assumed healthcare cost trend rate would have the following effects:

	1% Increase	1% Decrease
	(in millions)
Effect on the postretirement benefit obligation	$14	$(13)
Effect on total of service and interest cost	1	(1)

In managing the investments associated with the postretirement benefit plans, CenterPoint Houston’s objective is to preserve and enhance the value of plan assets while maintaining an acceptable level of volatility. These objectives are expected to be achieved through an investment strategy that manages liquidity requirements while maintaining a long-term horizon in making investment decisions and efficient and effective management of plan assets.

As part of the investment strategy discussed above, CenterPoint Houston has adopted and maintained the following asset allocation ranges for its postretirement benefit plans:

Domestic equity securities	13-23%
International equity securities	3-13%
Debt securities	68-78%
Cash	0-2%

The following tables present by level, within the fair value hierarchy, the CenterPoint Houston’s postretirement plan assets as of December 31, 2010 and 2011, by asset category as follows:

	Fair Value Measurements at December 31, 2010 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$122	$122	$—	$—
Total	$122	$122	$—	$—

(1)	74% of the amount invested in mutual funds is in fixed income securities; 18% is in U.S. equities and 8% is in international equities.

	Fair Value Measurements at December 31, 2011 (in millions)
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Mutual funds (1)	$116	$116	$—	$—
Total	$116	$116	$—	$—

(1)	74% of the amount invested in mutual funds is in fixed income securities; 18% is in U.S. equities and 8% is in international equities.

CenterPoint Houston expects to contribute $7 million to its postretirement benefits plan in 2012. The following benefit payments are expected to be paid by the postretirement benefit plan (in millions):

	Postretirement Benefit Plan
	Benefit Payments	Medicare Subsidy Receipts
2012	$23	$(2)
2013	23	(2)
2014	25	(3)
2015	26	(3)
2016	27	(3)
2017-2021	143	(19)

(d) Postemployment Benefits

CenterPoint Houston participates in CenterPoint Energy’s plan which provides postemployment benefits for former or inactive employees, their beneficiaries and covered dependents, after employment but before retirement (primarily health care and life insurance benefits for participants in the long-term disability plan). CenterPoint Houston recorded postemployment expense of $-0-, $-0- and $3 million for the years ended December 31, 2009, 2010 and 2011, respectively. Amounts relating to postemployment obligations included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2011 were $13 million and $16 million, respectively.

(e) Other Non-Qualified Plans

CenterPoint Houston participates in CenterPoint Energy’s deferred compensation plans that provide benefits payable to directors, officers and certain key employees or their designated beneficiaries at specified future dates, upon termination, retirement or death. Benefit payments are made from the general assets of CenterPoint Houston. CenterPoint Houston recorded benefit expense relating to these plans of $1 million in each of the years ended December 31, 2009, 2010 and 2011. Amounts relating to deferred compensation plans included in “Benefit Obligations” in the accompanying Consolidated Balance Sheets at December 31, 2010 and 2011 were $14 million and $15 million, respectively.

(f) Other Employee Matters

As of December 31, 2011, CenterPoint Houston had 2,768 full-time employees, of which approximately 45% are subject to collective bargaining agreements.

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

Level 1: Inputs are unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date. The types of assets carried at Level 1 fair value are investments listed in active markets.  At December 31, 2010 and 2011, CenterPoint Houston held Level 1 investments of $36 million and $38 million, respectively, which were primarily money market funds.

Level 2:  Inputs, other than quoted prices included in Level 1, are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar instruments in active markets, and inputs other than quoted prices that are observable for the asset or liability. CenterPoint Houston had no Level 2 assets or liabilities at either December 31, 2010 or 2011.

Level 3: Inputs are unobservable for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These inputs reflect management’s best estimate of the assumptions market participants would use in determining fair value.  CenterPoint Houston had no Level 3 assets or liabilities at either December 31, 2010 or 2011.

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

	December 31, 2010		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(in millions)
Financial liabilities:
Long-term debt (including $151 million of long-term notes payable to parent)	$5,048	$5,499	$4,765	$5,345

(7)	Related Party Transactions and Major Customers

(a) Related Party Transactions

CenterPoint Houston participates in a money pool through which it can borrow or invest on a short-term basis. Funding needs are aggregated and external borrowing or investing is based on the net cash position. The net funding requirements of the money pool are expected to be met with borrowings under CenterPoint Energy’s revolving credit facility or the sale of CenterPoint Energy’s commercial paper.  CenterPoint Houston had investments in the money pool of $899 million and $1.0 billion at December 31, 2010 and 2011, which are included in accounts and notes receivable-affiliated companies in the Consolidated Balance Sheets.  At December 31, 2011, CenterPoint Houston’s money pool investment bore interest of 0.07%.

At December 31, 2010 and 2011, CenterPoint Houston had a $750 million note receivable from its parent, which bears interest at the prime rate, 3.25% at December 31, 2011.

For each of the years ended December 31, 2009, 2010 and 2011, CenterPoint Houston had net interest income related to affiliate borrowings of $19 million.

CenterPoint Energy provides some corporate services to CenterPoint Houston. The costs of services have been charged directly to CenterPoint Houston using methods that management believes are reasonable. These methods include negotiated usage rates, dedicated asset assignment and proportionate corporate formulas based on operating expenses, assets, gross margin, employees and a composite of assets, gross margin and employees. These charges are not necessarily indicative of what would have been incurred had CenterPoint Houston not been an affiliate. Amounts charged to CenterPoint Houston for these services were $126 million, $132 million and $142 million in 2009, 2010 and 2011, respectively, and are included primarily in operation and maintenance expenses.

(b) Major Customers

During 2009, 2010 and 2011, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of NRG Energy, Inc. (NRG) totaled $634 million, $583 million and $594 million, respectively.  During 2009, 2010 and 2011, revenues derived from energy delivery charges provided by CenterPoint Houston to REPs that are affiliates of Energy Future Holdings Corp. totaled $182 million, $185 million and $182 million, respectively.

(8)	Long-term Debt

	December 31, 2010		December 31, 2011
	Long-Term	Current(1)	Long-Term	Current(1)
	(in millions)
Long-term debt:
First mortgage bonds 9.15% due 2021(2)	$102	$—	$102	$—
General mortgage bonds 5.60% to 7.00% due 2013 to 2033(2)	1,762	—	1,762	—
Pollution control bonds 3.625% to 5.60% due 2012 to 2027(3)	229	—	183	46
System restoration bonds 1.833% to 4.243% due 2012 to 2022	601	43	556	45
Transition bonds 4.192% to 5.63% due 2012 to 2020	1,921	240	1,659	262
Other	(1)	—	—	—
Total long-term debt	$4,614	$283	$4,262	$353
  ____________

(1)	Includes amounts due or scheduled to be paid within one year of the date noted.

(2)	Debt issued as collateral is excluded from the financial statements because of the contingent nature of the obligation.

(3)	These series of debt are secured by CenterPoint Houston’s general mortgage bonds.

Transition and System Restoration Bonds. As of December 31, 2011, CenterPoint Houston had five special purpose subsidiaries consisting of transition and system restoration bond companies, which it consolidates, including Bond Company IV, which issued transition bonds in January 2012 as described below. The consolidated special purpose subsidiaries are wholly-owned bankruptcy remote entities that were formed solely for the purpose of purchasing and owning transition or system restoration property through the issuance of transition bonds or system restoration bonds and activities incidental thereto. These transition bonds and system restoration bonds are payable only through the imposition and collection of “transition” or “system restoration” charges, as defined in the Texas Public Utility Regulatory Act, which are irrevocable, non-bypassable charges payable by most of CenterPoint Houston's retail electric customers in order to provide recovery of authorized qualified costs. CenterPoint Houston has no payment obligations in respect of the transition and system restoration bonds other than to remit the applicable transition or system restoration charges it collects. Each special purpose entity is the sole owner of the right to impose, collect and receive the applicable transition or system restoration charges securing the bonds issued by that entity. Creditors of CenterPoint Energy or CenterPoint Houston have no recourse to any assets or revenues of the transition and system restoration bond companies (including the transition and system restoration charges), and the holders of transition bonds or system restoration bonds have no recourse to the assets or revenues of CenterPoint Energy or CenterPoint Houston.

In January 2012, Bond Company IV issued $1.695 billion of transition bonds in three tranches with interest rates ranging from 0.9012% to 3.0282% and final maturity dates ranging from April 15, 2018 to October 15, 2025. The transition bonds will be repaid over time through a charge imposed on customers in CenterPoint Houston's service territory.

Revolving Credit Facility. In the third quarter of 2011, CenterPoint Houston's revolving credit facility was replaced with a five-year revolving credit facility of similar borrowing capacity. As of December 31, 2010 and 2011, CenterPoint Houston had the following revolving credit facilities and utilization of such facilities (in millions):

December 31, 2010			December 31, 2011
Size of Facility	Loans	Letters of Credit	Size of Facility	Loans	Letters of Credit
$289	$—	$4	$300	$—	$4

CenterPoint Houston’s $300 million credit facility, which is scheduled to terminate September 9, 2016, can be drawn at the London Interbank Offered Rate (LIBOR) plus 150 basis points based on CenterPoint Houston’s current credit ratings. The facility contains a debt (excluding transition and system restoration bonds) to total capitalization covenant, limiting debt to 65% of its capitalization. CenterPoint Houston was in compliance with all debt covenants as of December 31, 2011.

Maturities.  CenterPoint Houston’s maturities of long-term debt and scheduled payments on transition and system restoration bonds are $353 million in 2012, $780 million in 2013, $1.0 billion in 2014, $249 million in 2015 and $266 million in 2016. These maturities include transition and system restoration bond principal repayments on scheduled payment dates aggregating $307 million in 2012, $330 million in 2013, $235 million in 2014, $249 million in 2015 and $266 million in 2016. These maturities exclude scheduled repayments on the transition bonds issued by Bond Company IV in 2012 of $62 million in 2012, $117 million in 2013, $120 million in 2014, $122 million in 2015 and $126 million in 2016.

Liens.  As of December 31, 2011, CenterPoint Houston’s assets were subject to liens securing approximately $253 million of first mortgage bonds. Sinking or improvement fund and replacement fund requirements on the first mortgage bonds may be satisfied by certification of property additions. Sinking fund and replacement fund requirements for 2009, 2010 and 2011 have been satisfied by certification of property additions. The replacement fund requirement to be satisfied in 2012 is approximately $184 million, and the sinking fund requirement to be satisfied in 2012 is approximately $3 million. CenterPoint Houston expects to meet these 2012 obligations by certification of property additions. As of December 31, 2011, CenterPoint Houston’s assets were also subject to liens securing approximately $2.5 billion of general mortgage bonds which are junior to the liens of the first mortgage bonds.

(9)       Income Taxes

The components of CenterPoint Houston’s income tax expense were as follows:

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Current income tax expense:
Federal	$70	$105	$80
State	16	17	19
Total current expense	86	122	99
Deferred income tax expense (benefit):
Federal	17	(5)	146
State	(1)	(1)	3
Total deferred expense (benefit)	16	(6)	149
Total income tax expense	$102	$116	$248

A reconciliation of the expected federal income tax expense using the federal statutory income tax rate to the actual income tax expense and resulting effective income tax rate is as follows:

	Year Ended December 31,
	2009	2010	2011
	(in millions)
Income before income taxes	$310	$316	$736
Federal statutory income tax rate	35%	35%	35%
Expected federal income tax expense	108	111	258
Increase (decrease) in tax expense resulting from:
State income tax expense, net of federal income tax	10	10	15
Amortization of investment tax credit	(7)	(7)	(6)
Increase (decrease) in settled and uncertain tax positions	(2)	9	(4)
Other, net	(7)	(7)	(15)
Total	(6)	5	(10)
Total income tax expense	$102	$116	$248
Effective tax rate	32.9%	36.7%	33.7%

CenterPoint Houston recorded a $9 million decrease in tax expense during 2011 related to the release of income tax reserves on the tax normalization issue discussed below, which resulted in a net decrease of $4 million in tax expense for the year for all uncertain tax positions.

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

The tax effects of temporary differences that give rise to significant portions of deferred tax assets and liabilities were as follows:

	December 31,
	2010	2011
	(in millions)
Deferred tax assets:
Current:
Allowance for doubtful accounts	$1	$1
Other	2	2
Total current deferred tax assets	3	3
Non-current:
Employee benefits	91	94
Other	5	10
Total non-current deferred tax assets	96	104
Total deferred tax assets	99	107

Deferred tax liabilities:
Non-current:
Depreciation	668	943
Regulatory assets, net	856	1,274
Total deferred tax liabilities	1,524	2,217
Accumulated deferred income taxes, net	$1,425	$2,110

CenterPoint Houston is included in the consolidated income tax returns of CenterPoint Energy. CenterPoint Houston calculates its income tax provision on a separate return basis under a tax sharing agreement with CenterPoint Energy.

Uncertain Income Tax Positions. The following table reconciles the beginning and ending balance of CenterPoint Houston’s unrecognized tax benefits:

	December 31,
	2009	2010	2011
	(in millions)
Balance, beginning of year	$123	$175	$232
Tax Positions related to prior years:
Additions	38	10	—
Reductions	(24)	(3)	(192)

Tax Positions related to current year:
Additions	53	50	4
Settlements	(15)	—	—
Balance, end of year	$175	$232	$44

The net decrease in the total amount of unrecognized tax benefits during 2011 is primarily related to the remeasurement of a potential tax normalization violation. As a result of the Settlement, discussed in Note 4b, CenterPoint Houston has determined that the potential normalization violation has been prevented and consequently, recorded a reduction to the liability for unrecognized income tax benefits of $203 million. The unrecognized tax benefit for the normalization issue was a temporary difference and, therefore, the decrease in the balance thereto resulted in an increase to the deferred tax liability of $194 million and a decrease in income tax expense of $9 million for the release of accrued interest expense. It is reasonably possible that the total amount of unrecognized tax benefits could decrease by $29 million over the next 12 months primarily as a result of the anticipated resolution of CenterPoint Energy's administrative appeal associated with an IRS examination described below.

CenterPoint Houston has approximately $9 million, $14 million and $18 million of unrecognized tax benefits that, if recognized, would reduce the effective income tax rate for 2009, 2010 and 2011, respectively. CenterPoint Houston recognizes interest and penalties as a component of income tax expense. CenterPoint Houston recognized approximately $5 million of income tax benefit, $8 million of income tax expense and $12 million of income tax benefit related to interest on uncertain income tax positions during 2009, 2010 and 2011, respectively. CenterPoint Houston had approximately $17 million and $5 million of interest on uncertain income tax positions accrued at December 31, 2010 and 2011, respectively.

Tax Audits and Settlements.  CenterPoint Energy's consolidated federal income tax returns have been audited and settled through the 2005 tax year. CenterPoint Energy has a tentative closing agreement for tax years 2006 and 2007 with the IRS's Appeals Division pending review by the Joint Committee on Taxation. The most significant adjustment proposed by the IRS relates to the disallowance of CenterPoint Energy's 2007 casualty loss deduction totaling $603 million associated with the damage caused by Hurricane Ike. CenterPoint Energy is currently under examination by the IRS for tax years 2008 and 2009 and is at various stages of the examination process. CenterPoint Houston has considered the effects of these examinations in its accrual for settled issues and liability for uncertain income tax positions as of December 31, 2011.

(10)	Commitments and Contingencies

(a) Lease Commitments

CenterPoint Houston currently has no obligations under non-cancelable long-term operating leases for the years 2012 to 2016. Total lease expense for all operating leases was less than $1 million in each of the years ended December 31, 2009, 2010 and 2011.

(b) Legal and Environmental Matters

Legal Matters

Gas Market Manipulation Cases.  CenterPoint Energy, CenterPoint Houston or their predecessor, Reliant Energy, Incorporated (Reliant Energy), and certain of their former subsidiaries are named as defendants in certain lawsuits described below. Under a master separation agreement between CenterPoint Energy and a former subsidiary, RRI Energy, Inc. (RRI), CenterPoint Energy and its subsidiaries are entitled to be indemnified by RRI and its successors for any losses, including attorneys’ fees and other costs, arising out of these lawsuits.  In May 2009, RRI sold its Texas retail business to a subsidiary of NRG and changed its name to RRI Energy, Inc. In December 2010, Mirant Corporation merged with and became a wholly owned subsidiary of RRI Energy, Inc., and RRI Energy, Inc. changed its name to GenOn Energy, Inc. (GenOn). Neither the sale of the retail business nor the merger with Mirant Corporation alters RRI’s (now GenOn’s) contractual obligations to indemnify CenterPoint Energy and its subsidiaries, including CenterPoint Houston, for certain liabilities, including their indemnification obligations regarding the gas market manipulation litigation.

A large number of lawsuits were filed against numerous gas market participants in a number of federal and western state courts in connection with the operation of the natural gas markets in 2000-2002. CenterPoint Energy’s former affiliate, RRI, was a participant in gas trading in the California and Western markets. These lawsuits, many of which have been filed as class actions, allege violations of state and federal antitrust laws. Plaintiffs in these lawsuits are seeking a variety of forms of relief, including, among others, recovery of compensatory damages (in some cases in excess of $1 billion), a trebling of compensatory damages, full consideration damages and attorneys’ fees. CenterPoint Energy and/or Reliant Energy were named in approximately 30 of these lawsuits, which were instituted between 2003 and 2009. CenterPoint Energy and its affiliates have been released or dismissed from all but two of such cases. CenterPoint Energy Services, Inc. (CES), a subsidiary of CERC Corp., is a defendant in a case now pending in federal court in Nevada alleging a conspiracy to inflate Wisconsin natural gas prices in 2000-2002. In July 2011, the court issued an order dismissing the plaintiffs' claims against the other defendants in the case, each of whom had demonstrated FERC jurisdictional sales for resale during the relevant period, based on federal preemption.  The plaintiffs have appealed this ruling to the United States Court of Appeals for the Ninth Circuit. Additionally, CenterPoint Energy was a defendant in a lawsuit filed in state court in Nevada that was dismissed in 2007, but in March 2010 the plaintiffs appealed the dismissal to the Nevada Supreme Court. CenterPoint Energy believes that neither it nor CES is a proper defendant in these remaining cases and will continue to pursue dismissal from those cases.

CenterPoint Houston does not expect the ultimate outcome of these remaining matters to have a material impact on its financial condition, results of operations or cash flows.

Environmental Matters

Asbestos. Some facilities owned by CenterPoint Energy contain or have contained asbestos insulation and other asbestos-containing materials. CenterPoint Energy or its subsidiaries, including CenterPoint Houston, have been named, along with numerous others, as a defendant in lawsuits filed by a number of individuals who claim injury due to exposure to asbestos. Some of the claimants have worked at locations owned by CenterPoint Energy or CenterPoint Houston, but most existing claims relate to facilities previously owned by CenterPoint Energy’s other subsidiaries or CenterPoint Houston, but currently owned by NRG Texas LP. CenterPoint Energy anticipates that additional claims like those received may be asserted in the future. In 2004 and early 2005, CenterPoint Energy sold its generating business, to which most of these claims relate, to a company which is now an affiliate of NRG. Under the terms of the arrangements regarding separation of the generating business from CenterPoint Energy and its sale of that business, ultimate financial responsibility for uninsured losses from claims relating to the generating business has been assumed by the NRG affiliate, but CenterPoint Energy has agreed to continue to defend such claims to the extent they are covered by insurance maintained by CenterPoint Energy, subject to reimbursement of the costs of such defense by the NRG affiliate. Although their ultimate outcome cannot be predicted at this time, CenterPoint Houston or CenterPoint Energy, as appropriate, intends to continue vigorously contesting claims that are not considered to have merit and CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

Other Environmental.  From time to time CenterPoint Houston identifies the presence of environmental contaminants on property where it conducts or has conducted operations.  Other such sites involving contaminants may be identified in the future.  CenterPoint Houston has and expects to continue to remediate identified sites consistent with its legal obligations. From time to time CenterPoint Houston has received notices from regulatory authorities or others regarding its status as a potentially responsible party in connection with sites found to require remediation due to the presence of environmental contaminants. In addition, CenterPoint Houston has been named from time to time as a defendant in litigation related to such sites. Although the ultimate outcome of such matters cannot be predicted at this time, CenterPoint Houston does not expect, based on its experience to date, these matters, either individually or in the aggregate, to have a material adverse effect on its financial condition, results of operations or cash flows.

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

(11)	Unaudited Quarterly Information

Summarized quarterly financial data is as follows:

	Year Ended December 31, 2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions)
Revenues	$488	$562	$655	$506
Operating income	113	158	212	90
Net income	30	60	92	18

	December 31, 2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(in millions, except per share amounts)
Revenues	$489	$606	$707	$535
Operating income	101	185	244	93
Income before extraordinary item (1)	24	79	367	18
Extraordinary item, net of tax (1)	—	—	598	—
Net income	$24	$79	$965	$18

(1)
During the third quarter of 2011, CenterPoint Energy recorded an extraordinary gain of $598 million, after-tax, related to the Final Order and a $229 million, after-tax, return on true-up balance included in Income before extraordinary item related to a portion of interest on the appealed amount as discussed in Note 4(b).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding disclosure.

There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Management’s Annual Report on Internal Control over Financial Reporting

See report set forth above in Item 8, “Financial Statements and Supplementary Data.”

Item 9B.	Other Information

The ratio of earnings to fixed charges as calculated pursuant to Securities and Exchange Commission rules was 2.61, 2.32, 2.05, 2.07 and 3.60 for the years ended December 31, 2007, 2008, 2009, 2010 and 2011, respectively.

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

Aggregate fees billed to CenterPoint Houston during the fiscal years ending December 31, 2010 and 2011 by its principal accounting firm, Deloitte & Touche LLP, are set forth below.

	Year Ended December 31,
	2010	2011
Audit fees (1)	$502,243	$511,811
Audit-related fees (2)	283,000	473,000
Total audit and audit-related fees	785,243	984,811
Tax fees	—	—
All other fees	—	—
Total fees	$785,243	$984,811
  ____________

(1)
For 2010 and 2011, amounts include fees for services provided by the principal accounting firm relating to the integrated audit of financial statements and internal control over financial reporting, statutory audits, attest services, and regulatory filings.

(2)
For 2010 and 2011, includes fees for consultations concerning financial accounting and reporting standards and various agreed-upon or expanded procedures related to accounting records to comply with financial accounting or regulatory reporting matters.

CenterPoint Houston is not required to have, and does not have, an audit committee.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

The following schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements:

I, III, IV and V.

(a)(3) Exhibits.

See Index of Exhibits beginning on page 55.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Member of
CenterPoint Energy Houston Electric, LLC
Houston, Texas

We have audited the consolidated financial statements of CenterPoint Energy Houston Electric, LLC and subsidiaries (the "Company", an indirect wholly owned subsidiary of CenterPoint Energy, Inc.) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and have issued our reports thereon dated March 12, 2012; such report is included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in the index at Item 15(a)(2). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Houston, Texas
March 12, 2012

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC AND SUBSIDIARIES
(An Indirect Wholly Owned Subsidiary of CenterPoint Energy, Inc.)

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
For the Three Years Ended December 31, 2011
(in millions)

Column A	Column B	Column C	Column D	Column E
Description	Balance At Beginning of Period	Additions Charged to Income	Deductions From Reserves(1)	Balance At End Of Period
Year Ended December 31, 2011:
Accumulated provisions:
Uncollectible accounts receivable	$—	$2	$1	$1
Year Ended December 31, 2010:
Accumulated provisions:
Uncollectible accounts receivable	$—	$—	$—	$—
Year Ended December 31, 2009:
Accumulated provisions:
Uncollectible accounts receivable	$2	$1	$3	$—
__________

(1)
Deductions from reserves represent losses or expenses for which the respective reserves were created. In the case of the uncollectible accounts reserve, such deductions are net of recoveries of amounts previously written off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Houston, the State of Texas, on the 12th day of March, 2012.

CENTERPOINT ENERGY HOUSTON ELECTRIC, LLC
(Registrant)

By:	/s/ DAVID M. MCCLANAHAN
David M. McClanahan
Manager

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2012.

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
For Fiscal Year Ended December 31, 2011

INDEX OF EXHIBITS

Exhibits not incorporated by reference to a prior filing are designated by a cross (+); all exhibits not so designated are incorporated herein by reference to a prior filing as indicated.

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3(a)	Articles of Conversion of Reliant Energy, Incorporated	Form 8-K dated August 31, 2002 filed with the SEC on September 3, 2002	1-3187	3(a)
3(b)	Restated Certificate of Formation of CenterPoint Energy Houston Electric, LLC (“CenterPoint Houston”)	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	1-3187	3.1
3(c)	Amended and Restated Limited Liability Company Agreement of CenterPoint Houston	Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011	1-3187	3.2
4(a)(1)
Mortgage and Deed of Trust, dated November 1, 1944 between Houston Lighting and Power Company (“HL&P”) and Chase Bank of Texas, National Association (formerly, South Texas Commercial National Bank of Houston), as Trustee, as amended and supplemented by 20 Supplemental Indentures thereto
		HL&P’s Form S-7 filed on August 25, 1977	2-59748	2(b)
4(a)(2)	Twenty-First through Fiftieth Supplemental Indentures to Exhibit 4(a)(1)	HL&P’s Form 10-K for the year ended December 31, 1989	1-3187	4(a)(2)
4(a)(3)	Fifty-First Supplemental Indenture to Exhibit 4(a)(1) dated as of March 25, 1991	HL&P’s Form 10-Q for the quarter ended June 30, 1991	1-3187	4(a)
4(a)(4)	Fifty-Second through Fifty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1992	HL&P’s Form 10-Q for the quarter ended March 31, 1992	1-3187	4
4(a)(5)	Fifty-Sixth and Fifty-Seventh Supplemental Indentures to Exhibit 4(a)(1) each dated as of October 1, 1992	HL&P’s Form 10-Q for the quarter ended September 30, 1992	1-3187	4
4(a)(6)	Fifty-Eighth and Fifty-Ninth Supplemental Indentures to Exhibit 4(a)(1) each dated as of March 1, 1993	HL&P’s Form 10-Q for the quarter ended March 31, 1993	1-3187	4
4(a)(7)	Sixtieth Supplemental Indenture to Exhibit 4(a)(1) dated as of July 1, 1993	HL&P’s Form 10-Q for the quarter ended June 30, 1993	1-3187	4
4(a)(8)	Sixty-First through Sixty-Third Supplemental Indentures to Exhibit 4(a)(1) each dated as of December 1, 1993	HL&P’s Form 10-K for the year ended December 31, 1993	1-3187	4(a)(8)
4(a)(9)	Sixty-Fourth and Sixty-Fifth Supplemental Indentures to Exhibit 4(a)(1) each dated as of July 1, 1995	HL&P’s Form 10-K for the year ended December 31, 1995	1-3187	4(a)(9)
4(b)(1)	General Mortgage Indenture, dated as of October 10, 2002, between CenterPoint Energy Houston Electric, LLC and JPMorgan Chase Bank, as Trustee	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(1)
4(b)(2)	Second Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(3)
4(b)(3)	Third Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(4)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(4)	Fourth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(5)
4(b)(5)	Fifth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(6)
4(b)(6)	Sixth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(7)
4(b)(7)	Seventh Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(8)
4(b)(8)	Eighth Supplemental Indenture to Exhibit 4(b)(1), dated as of October 10, 2002	Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002	1-3187	4(j)(9)
4(b)(9)	Officer’s Certificates dated October 10, 2002, setting forth the form, terms and provisions of the First through Eighth Series of General Mortgage Bonds	CenterPoint Energy, Inc.’s (“CNP’s”) Form 10-K for the year ended December 31, 2003	1-31447	4(c)(10)
4(b)(10)	Ninth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 12, 2002	CNP’s Form 10-K for the year ended December 31, 2002	1-31447	4(e)(10)
4(b)(11)	Officer’s Certificate dated November 12, 2002 setting forth the form, terms and provisions of the Ninth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2003	1-31447	4(e)(12)
4(b)(12)	Tenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 18, 2003	Form 8-K dated March 13, 2003	1-3187	4.1
4(b)(13)	Officer’s Certificate dated March 18, 2003 setting forth the form, terms and provisions of the Tenth Series and Eleventh Series of General Mortgage Bonds	Form 8-K dated March 13, 2003	1-3187	4.2
4(b)(14)	Eleventh Supplemental Indenture to Exhibit 4(b)(1), dated as of May 23, 2003	Form 8-K dated May 16, 2003	1-3187	4.1
4(b)(15)	Officer’s Certificate dated May 23, 2003 setting forth the form, terms and provisions of the Twelfth Series of General Mortgage Bonds	Form 8-K dated May 16, 2003	1-3187	4.2
4(b)(16)	Twelfth Supplemental Indenture to Exhibit 4(b)(1), dated as of September 9, 2003	Form 8-K dated September 9, 2003	1-3187	4.2
4(b)(17)	Officer’s Certificate dated September 9, 2003 setting forth the form, terms and provisions of the Thirteenth Series of General Mortgage Bonds	Form 8-K dated September 9, 2003	1-3187	4.3
4(b)(18)	Thirteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 6, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(16)
4(b)(19)	Officer’s Certificate dated February 6, 2004 setting forth the form, terms and provisions of the Fourteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(17)
4(b)(20)	Fourteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of February 11, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(18)
4(b)(21)	Officer’s Certificate dated February 11, 2004 setting forth the form, terms and provisions of the Fifteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(19)

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
4(b)(22)	Fifteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(20)
4(b)(23)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Sixteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(21)
4(b)(24)	Sixteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(22)
4(b)(25)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Seventeenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(23)
4(b)(26)	Seventeenth Supplemental Indenture to Exhibit 4(b)(1), dated as of March 31, 2004	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(24)
4(b)(27)	Officer’s Certificate dated March 31, 2004 setting forth the form, terms and provisions of the Eighteenth Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2005	1-31447	4(e)(25)
4(b)(28)	Nineteenth Supplemental Indenture to Exhibit 4(b)(1), dated as of November 26, 2008	CNP’s Form 8-K dated November 25, 2008	1-31447	4.2
4(b)(29)	Officer’s Certificate date November 26, 2008 setting forth the form, terms and provisions of the Twentieth Series of General Mortgage Bonds	CNP’s Form 8-K dated November 25, 2008	1-31447	4.3
4(b)(30)	Twentieth Supplemental Indenture to Exhibit 4(b)(1), dated as of December 9, 2008	Form 8-K dated January 6, 2009	1-3187	4.2
4(b)(31)	Twenty-First Supplemental Indenture to Exhibit 4(b)(1), dated as of January 9, 2009	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(31)
4(b)(32)	Officer’s Certificate date January 20, 2009 setting forth the form, terms and provisions of the Twenty-First Series of General Mortgage Bonds	CNP’s Form 10-K for the year ended December 31, 2008	1-31447	4(e)(32)
4(c)	$300,000,000 Credit Agreement dated as of September 9. 2011 among CenterPoint Houston, as Borrower, and the banks named therein	CNP’s Form 8-K dated September 9, 2011	1-31447	4.2

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

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference

10	City of Houston Franchise Ordinance	CNP’s Form 10-Q for the quarter ended June 30, 2005	1-31447	10.1
+12	Computation of Ratios of Earnings to Fixed Charges
+23	Consent of Deloitte & Touche LLP
+31.1	Rule 13a-14(a)/15d-14(a) Certification of David M. McClanahan
+31.2	Rule 13a-14(a)/15d-14(a) Certification of Gary L. Whitlock
+32.1	Section 1350 Certification of David M. McClanahan
+32.2	Section 1350 Certification of Gary L. Whitlock
+101.INS	XBRL Instance Document
+101.SCH	XBRL Taxonomy Extension Schema Document
+101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
+101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
+101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
+101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document